Form 10-Q
period 2006-06-30
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2006-08-09
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-51948

Excelsior LaSalle Property Fund, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-1432284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

225 High Ridge Road, Stamford, CT, 06905-3039

(Address of principal executive offices, including Zip Code)

(203) 352-4400

(Registrant’s telephone number, including area code)

N / A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☐    NO  ☑

The registrant has not been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☑

The number of shares of Class A Common Stock, $.01 par value, outstanding on August 7, 2006 was 2,441,619.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

ITEM I.	Financial Statements

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Investments in real estate:
Land	$53,775,193	$42,875,193
Buildings and equipment	375,222,728	299,193,596
Development in progress	—	8,115,005
Less accumulated depreciation	(6,425,801)	(2,710,200)

Net property and equipment	422,572,120	347,473,594
Investments in unconsolidated real estate affiliates	49,003,288	51,708,531

Net investments in real estate	471,575,408	399,182,125
Cash and cash equivalents	22,320,378	8,161,608
Restricted cash	3,484,773	3,934,211
Tenant accounts receivable, net	2,059,863	313,160
Deferred expenses, net	3,091,928	2,725,893
Acquired intangible assets, net	85,504,947	78,207,106
Deferred rent receivable	1,850,853	1,096,446
Prepaid expenses and other assets	8,168,071	8,723,377

TOTAL ASSETS	$598,056,221	$502,343,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes and other debt payable	$339,632,551	$280,361,461
Accounts payable and other accrued expenses	4,467,743	10,787,443
Distributions payable	3,772,189	3,028,174
Accrued interest	994,117	626,268
Accrued real estate taxes	1,801,957	1,562,919
Manager and advisor fees payable	1,217,309	2,264,210
Acquired intangible liabilities, net	13,703,872	14,846,412

TOTAL LIABILITIES	365,589,738	313,476,887
Minority interest	2,636,093	2,812,126
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock: $0.01 par value; 5,000,000 shares authorized; 2,432,792 and 1,937,943 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	24,328	19,379
Additional paid-in capital	250,444,544	196,258,031
Distributions to stockholders	(17,359,698)	(10,183,310)
Accumulated deficit	(3,278,784)	(39,187)

Total stockholders’ equity	229,830,390	186,054,913

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$598,056,221	$502,343,926

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues:
Minimum rents	$10,319,268	$2,788,082	$19,445,834	$5,497,456
Tenant recoveries and other rental income	2,606,401	312,621	4,831,717	580,549

Total revenues	12,925,669	3,100,703	24,277,551	6,078,005
Operating expenses:
Real estate taxes	1,366,756	474,531	2,550,680	693,751
Property operating	2,155,679	49,408	3,981,453	85,987
Fund level expenses	475,035	200,098	926,322	340,746
Provision for doubtful accounts	132,012	—	132,012	—
General and administrative	1,339,906	522,708	2,472,442	918,137
Depreciation and amortization	4,917,092	971,363	9,068,976	1,907,305

Total operating expenses	10,386,480	2,218,108	19,131,885	3,945,926

Operating income	2,539,189	882,595	5,145,666	2,132,079
Other income and (expenses):
Interest income	321,632	180,148	585,500	223,227
Interest expense	(4,882,580)	(1,232,703)	(8,843,754)	(2,204,304)
Loss allocated to minority interest	42,972	—	65,848	—
Equity in income (loss) of unconsolidated affiliates	(128,094)	(97,438)	(192,857)	156,702

Total other income and (expenses):	(4,646,070)	(1,149,993)	(8,385,263)	(1,824,375)

Net income (loss)	$(2,106,881)	$(267,398)	$(3,239,597)	$307,704

Income (loss) per share-basic and diluted	$(0.92)	$(0.25)	$(1.51)	$0.31

Weighted average common stock outstanding-basic and diluted	2,280,528	1,066,873	2,148,171	1,001,120

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	(Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2006	1,937,943	$19,379	$196,258,031	$(10,183,310)	$(39,187)	$186,054,913
Issuance of common stock	494,849	4,949	54,186,513	—	—	54,191,462
Net loss	—	—	—	—	(3,239,597)	(3,239,597)
Distributions declared ($3.50 per share)	—	—	—	(7,176,388)	—	(7,176,388)

Balance, June 30, 2006	2,432,792	$24,328	$250,444,544	$(17,359,698)	$(3,278,784)	$229,830,390

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,239,597)	$307,704
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	(65,848)	—
Depreciation	3,715,601	994,793
Amortization of in-place lease intangible assets	5,328,315	912,512
Amortization of net above- and below-market in-place leases	(757,898)	(461,306)
Amortization of financing fees	246,523	91,758
Amortization of debt premium	(142,678)	—
Amortization of deferred expenses	25,060	—
Provision for doubtful accounts	132,012	—
Equity in (income) loss of unconsolidated affiliates	192,857	(156,702)
Distributions of income received from unconsolidated affiliates	26,472	575,520
Net changes in assets and liabilities:
Tenant accounts receivable	(1,861,078)	(378,407)
Deferred rent receivable	(754,407)	(439,563)
Prepaids and other assets	550,690	(28,878)
Accounts payable and accrued expenses	(1,469,725)	652,131

Net cash provided by operating activities	1,926,299	2,069,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(94,332,566)	(27,149,596)
Capital improvements	(2,558,553)	—
Deposits for investments under contract	(500,000)	938,805
Distributions received from unconsolidated affiliates in excess of income	2,485,914	1,555,898
Investments in unconsolidated affiliates	—	(25,004,469)
Loan escrows	436,917	—

Net cash used in investing activities	(94,468,288)	(49,659,362)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	52,543,652	12,898,086
Distributions to stockholders	(4,784,563)	(1,339,100)
Distributions paid to minority interest	(110,185)	—
Deposits on interest rate locks	—	(155,000)
Draws on credit facility	19,000,000	12,000,000
Payments on credit facility	(19,000,000)	—
Debt issuance costs	(361,913)	(380,167)
Proceeds from mortgage notes and other debt payable	64,413,768	22,850,000
Principal payments on mortgage notes and other debt payable	(5,000,000)	—

Net cash provided by financing activities	106,700,759	45,873,819

Net increase (decrease) in cash and cash equivalents	14,158,770	(1,715,981)
Cash and cash equivalents at the beginning of the period	8,161,608	3,393,924

Cash and cash equivalents at the end of the period	$22,320,378	$1,677,943

Supplemental disclosure of cash flow information:
Interest paid	$8,392,131	$1,890,310

Interest capitalized	$20,071	$—

Non-cash activities:
Distributions payable	$3,772,189	$1,869,056
Release of restricted cash for TIF note receivable	—	4,542,207
Stock issued through dividend reinvestment plan	1,647,810	299,075
Liability for investments in real estate	3,884,999	—
TNT option payment	499,500	—

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

General

LaSalle Property Fund, Inc. (sometimes referred to as “we”, “us”, “our” or the “Fund”) is a Maryland corporation and was incorporated on May 28, 2004 (“Inception”). We initially issued 1,000 shares of $.01 par value Class A common stock (the “Common Stock” or “Shares”) to a sole stockholder, LaSalle U.S. Holdings, Inc. (“LUSHI”). On December 17, 2004, we changed our legal name to Excelsior LaSalle Property Fund, Inc. The Fund was created to provide accredited investors with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 5,000,000 Shares of Common Stock.

From Inception through December 22, 2004, LUSHI was the sole stockholder of the Fund, and the Fund was managed and advised by LaSalle Investment Management, Inc. (“LaSalle”), a Maryland corporation and an affiliate of LUSHI. During this time, we acquired an office building, two industrial buildings, an ownership interest in a retail joint venture and entered into contracts to purchase two additional industrial buildings. During the time in which LUSHI was our sole stockholder, LUSHI contributed capital of $50,082,667 to the Fund, in two forms, cash contributions of $37,974,780, which were used to acquire properties, and the contribution of the Monument IV at Worldgate office building at LUSHI’s carrying cost of $12,107,887. LUSHI, through its advisor LaSalle, has committed to maintain a $10,000,000 investment in the Fund for the shorter of ten years or until LaSalle is no longer associated with the Fund. In accordance with Fund agreements, any capital contributions from LUSHI in excess of the $10,000,000 committed investment would be returned to LUSHI. This excess capital amounted to $40,082,667.

On December 23, 2004, we held an initial closing (the “Initial Closing”) and sold an additional 836,100 Shares for $100 per share to approximately 400 accredited investors. Concurrent with the Initial Closing, LUSHI received a distribution equal to the return generated by the Fund while LUSHI was our sole stockholder based on an agreement among LUSHI, the Manager and the Fund and the return of the excess capital of $40,082,667, leaving $10,000,000 of LUSHI’s initial investment in the Fund. To give effect to LUSHI’s investment, LUSHI was issued an additional 99,000 Shares at the Initial Closing, which along with the initial 1,000 shares issued on May 28, 2004 as noted above, reflect a total investment by LUSHI of $10,000,000 for which it received 100,000 Shares. Also on December 23, 2004, our sponsor, U.S. Trust Company, N.A., acting through its investment advisory division, U.S. Trust Company, N.A. Asset Management Division, became the manager of the Fund. On December 16, 2005, UST Advisers, Inc., a wholly-owned subsidiary of U.S. Trust Company, N.A., assumed the duties and responsibilities of U.S. Trust Company, N.A. Asset Management Division and became the manager of the Fund (the “Manager”). The Manager is registered as an investment advisor with the SEC. The Manager has the day-to-day responsibility for our management and administration pursuant to a management agreement between us and the Manager (the “Management Agreement”). On March 31, 2006, U.S. Trust Company, N.A. merged with its affiliate, United States Trust Company, National Association (“U.S. Trust”), with U.S. Trust as the surviving entity. The Manager is a wholly-owned subsidiary of U.S. Trust. U.S. Trust is a wholly-owned subsidiary of U.S. Trust Corporation, which is in turn a wholly-owned subsidiary of The Charles Schwab Corporation, a New York Stock Exchange-listed financial services firm.

The Manager and the Fund contracted with LaSalle to act as our investment advisor (the “Advisor”). The Advisor is registered as an investment advisor with the SEC. The Advisor has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement among the Fund, the Advisor and the Manager (the “Advisory Agreement”). LaSalle is a wholly-owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated, a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are overseen and undertaken by the Manager and Advisor.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year. We consider APB 18: “The Equity Method of Accounting for Investments in Common Stock”, SOP 78-9: “Accounting for Investments in Real Estate Ventures”, Emerging Issues Task Force (“EITF”) 96-16: “Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights”, EITF 04-5: “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and FASB Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” (“FIN 46(R)”), to determine the method of accounting for each entity in which we own less than a 100% interest. In determining whether we have a controlling interest in a non-wholly owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the members as well as whether the entity is a variable interest entity in which the Fund will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. With respect to our 80% interest in 111 Sutter Street, we have concluded that we do not control the non wholly-owned entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority interest represents the minority members’ proportionate share of the equity in our consolidated variable interest entity (as determined by FIN 46(R)), PMB Acquisitions #1 Partners, LLC, for which we are the primary beneficiary. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the implied fair value, based on the purchase price. Minority interest will increase for the minority members’ share of net income of PMB Acquisitions #1 Partners, LLC and decrease for the minority members’ share of net loss and distributions.

Investments in Real Estate

Real estate assets are stated at cost. Our real estate assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”). To the extent an impairment has occurred, the excess of carrying value of the asset over its estimated fair value will be charged to operations.

Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

Asset Category	Estimated Useful Life
Buildings and improvements	40-50 Years
Equipment and fixtures	7-10 Years

Development in progress represents the cost of construction plus capitalized expenses incurred during the construction period for expansion projects undertaken by us. Interest costs are capitalized during the construction period for construction related expenditures based on the interest rates for in-place debt. An allocable portion of real estate taxes and insurance expense incurred during the construction period are capitalized until construction is substantially completed. Construction costs and capitalized expenses are depreciated over the useful life of the development project once placed in service.

Pre-acquisition costs are capitalized as part of the overall acquisition costs. These costs relate to legal and other third-party costs incurred as a direct result of the acquisition. In the period an acquisition is no longer probable, the pre-acquisition costs are expensed.

Maintenance and repairs are charged to expense when incurred. Expenditures for significant betterments and improvements are capitalized.

Investments in Unconsolidated Real Estate Affiliates

We account for our investments in unconsolidated real estate affiliates using the equity method whereby the cost of the investments are adjusted for our share of equity in net income or loss from the date of acquisition and reduced by distributions received. The limited liability company agreements (“the Agreements”) with respect to the unconsolidated real estate affiliates provide that elements of assets, liabilities and funding obligations are shared in accordance with our ownership percentage. In addition, we share in the profits and losses, cash flows, distributions and other matters relating to our unconsolidated real estate affiliates in accordance with the Agreements.

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. For the three and six months ended June 30, 2006, $399,454 and $754,407, respectively, have been recognized as straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases), all of which are included in deferred rent receivable in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2005, $218,532 and $439,563, respectively, have been recognized as straight-line rent revenue. Also included, as an increase to minimum rents, for the three and six months ended June 30, 2006, are $329,565 and $757,898, respectively, of accretion related to above- and below-market in-place leases at properties acquired as provided by Financial Accounting Standards Board (“FASB”) Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Included, as an increase to minimum rents, for the three and six months ended June 30, 2005 are $230,784 and $461,306, respectively of accretion related to above- and below-market in-place leases. Recoveries from tenants are estimated based upon the terms in the tenant leases and relate to taxes, insurance and other operating expenses. Recoveries are recognized as revenues in the period the applicable costs are incurred.

Percentage rents are recognized when earned as certain tenant sales volume targets, as specified by the lease terms, are met. For the three and six months ended June 30, 2006, $18,493 and $86,689, respectively, have been recognized in tenant recoveries and other rental income. No percentage rent was recognized for the three and six months ended June 30, 2005.

We provide an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At June 30, 2006 and December 31, 2005, $132,012 and $0, respectively, has been provided as allowance for doubtful accounts.

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. We maintain a portion of our cash in bank deposit accounts, which, at times, may exceed the federally insured limits. No losses have been experienced related to such accounts. We believe we place our cash with quality financial institutions and are not exposed to any significant concentration of credit risk.

Restricted Cash

Restricted cash includes amounts established pursuant to various agreements for real estate purchase and sale contracts, loan escrow accounts and loan commitments.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at June 30, 2006 and December 31, 2005 was $499,008 and $227,425, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist principally of long-term notes receivable from local governments related to real estate tax rebates and sales tax sharing agreements. The acquisition of Marketplace at Northglenn included an Enhanced Sales Tax Incentive Program (“ESTIP”) note receivable from the local government that allows us to share in sales tax revenue generated by the retail center. The acquisition of TNT Logistics included a Tax Increment Financing Note (a “TIF Note”) issued by the Village of Monee, which will reimburse to us approximately 90% of the real estate tax payments made on the property through 2016 or until the TIF note receivable is repaid. The TIF Note bears interest at 7%.

Financial Instruments

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items and we have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The carrying value of our notes receivable approximated their fair value at December 31, 2005. The fair value of our notes receivable is approximately $0.5 million lower than the aggregate carrying amounts at June 30, 2006. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying consolidated balance sheets at amounts which are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt). The fair value of our mortgage notes and other debt payable was approximately $15.0 million and $1.5 million lower than the aggregate carrying amounts at June 30, 2006 and December 31, 2005, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

Acquisitions

Acquisitions of properties are accounted for by utilizing the purchase method in accordance with SFAS 141 and SFAS 142. We use estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, building and other identifiable asset and liability intangibles. We record land and building values using an as-if-vacant methodology. We record above- and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize the capitalized above-market lease values as a reduction of minimum rents over the remaining non-cancelable terms of the respective leases. We amortize the capitalized below-market lease values as an increase to minimum rents over the term of the respective leases. Should a tenant terminate its lease prior to the contractual expiration, the unamortized portion of the above-market and below-market in-place lease value is immediately charged to minimum rents.

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as-if-vacant. Our estimates of value are made using methods similar to those used by independent appraisers, primarily discounted cash flow analyses. Factors considered by us in our analysis include an estimate of carrying costs during the hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of the pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, we will include estimates of lost rentals during the expected lease-up periods, which is expected to primarily range from one to two years, depending on specific local market conditions, and costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. As of June 30, 2006, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 1 to 29 years.

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles and acquired non-amortizing land purchase options, which are reported net of accumulated amortization of $8,985,624 and $3,084,133 at June 30, 2006 and December 31, 2005, respectively, on the accompanying consolidated balance sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $3,025,352 and $1,694,278 at June 30, 2006 and December 31, 2005, respectively, on the accompanying consolidated balance sheets. Our amortizing intangible assets are reviewed for impairment annually, on December 31 each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value in accordance with SFAS 144. To the extent an impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations. Our non-amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A non-amortizing intangible asset is considered to be impaired when the carrying amount of the non-amortizing intangible asset is greater than its fair value in accordance with SFAS 142. To the extent an impairment has occurred, the excess of the carrying value of the non-amortizing intangible asset over its estimated fair value will be charged to operations.

Income Taxes

We made the election to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986 (the “Code”) as of December 23, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain quarterly and annual asset and income tests. It is our current intention to adhere to these requirements. As a REIT, we will generally not be subject to corporate-level federal income tax to the extent we distribute 100% of our taxable income to our Stockholders. Accordingly, the consolidated statements of operations do not reflect a provision for income taxes. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to federal income and excise taxes on our undistributed taxable income. However, such state and local income and other taxes have not been and are not expected to be significant.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for federal income tax reporting purposes in computing, among other things, estimated useful lives, depreciable basis of properties and permanent and timing differences on the inclusion or deductibility of elements of income and expense for such purposes.

We were a Qualified REIT Subsidiary (“QRS”) of LUSHI from Inception through December 22, 2004. During this period, all taxable income was treated as earned by LUSHI.

Earnings Per Share (“EPS”)

Basic per share amounts are based on the weighted average of shares outstanding of 2,280,528 and 2,148,171 for the three and six months ended June 30, 2006, respectively. Basic per share amounts are based on the weighted average of shares outstanding of 1,066,873 and 1,001,120 for the three and six months ended June 30, 2005, respectively. We have no dilutive or potentially dilutive securities.

Business Segments

Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. Our primary business is the ownership and operation of real estate investments. We evaluate cash flow and allocate resources on a property-by-property basis. We aggregate our properties into one reportable segment since all properties are institutional quality commercial real estate. We do not distinguish or group our consolidated operations by property type or on a geographic basis. Accordingly, we have concluded that we currently have a single reportable segment for SFAS 131 purposes. Further, all operations are within the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, recoverable amounts of receivables, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and notes included in Amendment No. 3 to the Fund’s registration statement Form 10 filed with the SEC on July 28, 2006.

NOTE 3—PROPERTY

The primary reason we make acquisitions of real estate investments in the retail, office and industrial property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The wholly owned properties held within the Fund as of June 30, 2006 are as follows:

Property	Sector	Square Feet	Location	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	8/27/2004	$59.6 Million
Havertys Furniture (1)	Industrial	808,000	Braselton, GA	12/3/2004	$28.5 Million
Hagemeyer Distribution Center	Industrial	300,000	Auburn, GA	12/3/2004	$10.2 Million
TNT Logistics (2)	Industrial	722,000	Monee, IL	12/31/2004	$25.2 Million
Georgia Door Sales Distribution Center	Industrial	254,000	Austell, GA	2/10/2005	$8.5 Million
105 Kendall Park Lane	Industrial	409,000	Atlanta, GA	6/30/2005	$18.8 Million
Waipio Shopping Center	Retail	137,000	Waipahu, HI	8/1/2005	$30.5 Million
Marketplace at Northglenn	Retail	439,000	Northglenn, CO	12/21/2005	$91.5 Million
Metropolitan Park North	Office	186,000	Seattle, WA	3/28/2006	$89.2 Million

(1)	Includes 297,000 square feet of development constructed subsequent to the acquisition date. Acquisition price does not include $11.2 million of construction costs related to this development.

(2)	On December 31, 2004, we extended an approximate $24.8 million mortgage loan to an unrelated real estate developer secured by TNT Logistics. The loan requires monthly interest-only payments equal to the base rent paid by the tenant. Simultaneous with the signing of the loan agreement, we entered into an option agreement to purchase TNT Logistics for the remaining loan balance plus a $500,000 option payment. Based on the provisions of FIN 46(R), TNT Logistics was consolidated in the Fund beginning on the date we extended the loan. On March 30, 2006, we exercised the purchase option and acquired a 100% equity interest in the TNT Logistics property for the outstanding loan balance plus the $500,000 option payment.

We allocated the purchase price of our 2005 acquisitions in accordance with SFAS No. 141 as follows:

	Georgia Door Sales Distribution Center	105 Kendall Park Lane	Waipio Shopping Center	Marketplace at Northglenn
Land	$1,650,870	$2,655,900	$13,424,686	$15,657,642
Building and equipment	5,571,806	12,823,186	14,756,055	66,225,641
In-place lease intangible	1,289,891	2,202,437	3,495,741	9,110,310
Above-market lease intangible	—	1,099,137	—	285,914
Below-market lease intangible	(12,666)	—	(1,191,369)	(2,853,815)
ESTIP note receivable	—	—	—	3,050,000

	$8,499,901	$18,780,660	$30,485,113	$91,475,692

Weighted average amortization period for intangible assets and liabilities	4 years	12 years	16 years	6 years

We allocated the purchase price of our 2006 acquisition in accordance with SFAS No. 141 as follows:

Metropolitan Park North
Land	$10,900,000
Building and equipment	64,006,369
In-place lease intangible	11,610,362
Above-market lease intangible	2,850,859
Below-market lease intangible	(188,530)

$89,179,060

Weighted average amortization period for intangible assets and liabilities	7 years

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

Legacy Village

On August 25, 2004, we acquired a 46.5% membership interest in Legacy Village Investors, LLC which owns Legacy Village (“Legacy Village”), a 595,000 square-foot lifestyle center in Lyndhurst, Ohio, built in 2003. The aggregate consideration for the 46.5% ownership interest was approximately $35.0 million, which was funded at closing from capital invested by LUSHI. Legacy Village was encumbered by an approximate $97.0 million amortizing mortgage loan at 5.625% maturing on January 1, 2014. On December 23, 2004 Legacy Village increased the existing mortgage loan by $10.0 million, under the same terms as the existing mortgage loan. Proceeds of the loan were distributed to the members pro rata in accordance with their ownership percentages.

The limited liability company agreement provides for a two-year preferred return to the Fund based on a formula of gross initial investment (approximately $79.9 million, which equals the aggregate consideration paid at acquisition plus our pro rata share of the existing mortgage debt) multiplied by 7.50% less pro rata debt service. The preferred return is distributed quarterly, provided sufficient cash flow exists to make the payment. Cash flow in excess of the preferred return will be distributed to the other members pro rata. Should cash flow not be sufficient to cover the preferred return, the managing member, an unrelated third party, shall be liable to pay the balance of the preferred return to the Fund. The preferred return period ends on August 24, 2006. From that date forward cash flow will be distributed to the members in proportion to their ownership interest.

111 Sutter Street

On March 29, 2005, we acquired an 80% membership interest in CEP Investors XII LLC which owns 111 Sutter Street (“111 Sutter Street”) in San Francisco, California, a 284,000 square-foot, multi-tenant office building built in 1926 and renovated in 2001. The aggregate consideration paid for the 80% membership interest was approximately $24.6 million. Additionally, we extended a $6.0 million short-term second mortgage loan to the limited liability company. The purchase price and the $6.0 million, short-term second mortgage loan were funded by cash on hand of $18.9 million and a borrowing on our line of credit of $11.7 million. 111 Sutter Street was encumbered by an existing $48.9 million variable-rate mortgage loan at LIBOR plus 185 basis points. On June 22, 2005, the limited liability company finalized a $56.0 million fixed-rate mortgage loan maturing in 10 years at 5.58%. The majority of the proceeds from the loan were used to replace the existing mortgage loan debt on 111 Sutter Street and pay back the $6.0 million second mortgage loan to the Fund.

The limited liability company agreement requires unanimous approval of the members for all major decisions and designates the 20% member, an unrelated third party, to be the operating member, making the day-to-day operating decisions for the property. For its services, the operating member is entitled to a management fee and has an opportunity to earn a promoted return for meeting certain performance goals.

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	June 30, 2006	December 31, 2005
ASSETS
Investments in real estate	$175,564,863	$178,465,445
Cash and cash equivalents	1,377,941	2,065,849
Other assets	28,036,607	29,409,226

TOTAL ASSETS	$204,979,411	$209,940,520

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$159,089,508	$160,199,637
Due to affiliate	404,936	632,585
Other liabilities	8,025,525	8,193,274

TOTAL LIABILITIES	167,519,969	169,025,496
Members’ Equity	37,459,442	40,915,024

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$204,979,411	$209,940,520

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	June 30, 2006	December 31, 2005
Members’ equity	$37,459,442	$40,915,024
Less: other members’ equity	(13,293,773)	(13,755,725)
Purchase price in excess of ownership interest in unconsolidated real estate affiliates (a)	24,837,619	24,549,232

Fund Investments in unconsolidated real estate affiliates	$49,003,288	$51,708,531

(a)	The purchase price in excess of our ownership interest in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The excess is being amortized over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Total revenues	$6,900,707	$6,454,066	$14,005,611	$11,057,146
Total operating expenses	4,747,318	5,635,303	9,659,587	7,377,236

Operating income	2,153,389	818,763	4,346,024	3,679,910
Total other expenses	2,222,580	1,089,010	4,456,098	3,648,030

Net income (loss)	$(69,191)	$(270,247)	$(110,074)	$31,880

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net income (loss) of unconsolidated real estate affiliates	$(69,191)	$(270,247)	$(110,074)	$31,880
Other members’ share of net loss	25,151	140,316	53,770	133,083
Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(78,304)	(83,150)	(130,803)	(123,904)
Other income (expense) from unconsolidated real estate affiliates	(5,750)	115,643	(5,750)	115,643

Fund equity in income (loss) of unconsolidated real estate affiliates	$(128,094)	$(97,438)	$(192,857)	$156,702

NOTE 5—CONSOLIDATED VARIABLE INTEREST ENTITIES

On December 21, 2005, we acquired a 95% membership interest in a limited liability company that owns a portfolio of leasehold interests in fifteen medical office buildings encompassing over 755,000 square-feet of space located throughout Southern California and the greater Phoenix metropolitan area (the “Pacific Medical Office Portfolio”). The buildings were built between 1979 and 1997 and have lease expirations through 2016 and are all subject to ground leases expiring in 2078. The total aggregate consideration paid for our 95% membership interest was approximately $132.8 million. Pacific Medical Office Portfolio was encumbered by four existing fixed-rate mortgage loans totaling $84.3 million maturing in 2013 and 2014 at a weighted average interest rate of 5.77%, interest-only until November 2006. The remaining purchase price was funded with cash on hand. The other member, owning a 5% interest, is an unrelated third party who performs property management services for the portfolio of buildings. Pacific Medical Office Portfolio was consolidated into the Fund based on the provisions of FIN 46(R). We allocated the purchase price of the Pacific Medical Portfolio in accordance with SFAS No. 141 as follows:

Pacific Medical Office Portfolio
Building	$105,115,323
In place lease intangible (1)	20,117,757
Above-market lease intangible (1)	1,658,320
Ground lease intangible (2)	12,674,421
Tenant improvement and lease commission funding commitment (3)	5,146,895
Debt assumption fee (4)	843,040
Below-market lease intangible (1)	(2,757,456)
Debt premium	(2,282,854)
Assumption of mortgage notes payable	(84,304,000)

$56,211,446

(1)	The weighted average amortization period for the in place and above-and below-market lease intangible assets and liabilities is 4 years.

(2)	The weighted average amortization period for the intangible ground leases is 72 years.

(3)	Tenant improvement and lease commission funding is non-amortizing until the commitment is spent, then will be amortized over the life of the respective leases.

(4)	The weighted average amortization period for the debt assumption fee is 8 years.

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2016 and consist of the following:

				Amount Payable as of
Property	Maturity Date	Fixed / Floating	Rate	June 30, 2006	December 31, 2005
Monument IV at Worldgate	September 1, 2011	Fixed	5.29%	$38,000,000	$38,000,000
Havertys Furniture	January 1, 2015	Fixed	5.23%	18,100,000	18,100,000
Havertys Furniture	January 1, 2010	Floating	LIBOR + 1.40%	—	3,250,000
Havertys Furniture	January 1, 2015	Fixed	6.19%	10,050,370	6,636,602
Hagemeyer Distribution Center	January 1, 2015	Fixed	5.23%	6,500,000	6,500,000
Hagemeyer Distribution Center	January 1, 2010	Floating	LIBOR + 1.40%	—	1,000,000
Georgia Door Sales Distribution Center	January 1, 2015	Fixed	5.31%	5,400,000	5,400,000
Georgia Door Sales Distribution Center	January 1, 2010	Floating	LIBOR + 1.40%	—	750,000
TNT Logistics	April 1, 2012	Fixed	5.05%	16,700,000	16,700,000
105 Kendall Park Lane	September 1, 2012	Fixed	4.92%	13,000,000	13,000,000
Waipio Shopping Center	November 1, 2010	Fixed	5.15%	19,950,000	19,950,000
Marketplace at Northglenn	January 1, 2016	Fixed	5.50%	64,500,000	64,500,000
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	17,832,000	17,832,000
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,520,000	15,520,000
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	16,072,000	16,072,000
Pacific Medical Office Portfolio	March 1, 2014	Fixed	5.79%	34,880,000	34,880,000
Metropolitan Park North	April 1, 2013	Fixed	5.73%	61,000,000	—

				337,504,370	278,090,602
Debt premium on assumed debt				2,128,181	2,270,859

				$339,632,551	$280,361,461

We recognized a $2,282,854 premium on the debt, with an effective interest rate of 5.41%, assumed from the Pacific Medical Office Portfolio acquisition. Also included in mortgage notes and other debt payable is $154,673 and $11,995 of debt premium accumulated amortization at June 30, 2006 and December 31, 2005, respectively.

Aggregate principal payments of mortgage notes payable as of December 31, 2005 are as follows:

Year	Amount
2006	$194,293
2007	1,967,332
2008	3,130,911
2009	3,449,344
2010	29,252,062
Thereafter	240,096,660

Total	$278,090,602

Land, buildings, equipment, and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $506 million and $417 million at June 30, 2006 and December 31, 2005, respectively, have been pledged as collateral.

On May 25, 2006, we repaid the variable-rate mortgage loans payable related to Haverty’s Furniture, Hagemeyer Distribution Center, and Georgia Door Sales Distribution Center. The mortgage loans payable had a principal balance of $5.0 million, bore interest at a variable rate of LIBOR plus 1.40% and were scheduled to mature in January of 2010.

Line of Credit

In late 2004, we entered into a $10.0 million line of credit agreement to cover short-term capital needs for acquisitions and operations. The line of credit bore interest at LIBOR plus 1.50% or the prime rate. The line of credit was increased to $15.0 million on March 29, 2005. On December 21, 2005 we cancelled the existing line of credit and obtained a new $30.0 million line of credit, which can be expanded to $50.0 million once the Fund reaches $300 million in NAV (Refer to Note 7), subject to certain financial covenants. The line of credit expires on December 21, 2006, but can be renewed for one year upon the agreement of the borrower and lender. The new line of credit carries interest at rates that approximate LIBOR plus 1.80% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. No borrowings were outstanding on the lines of credit at June 30, 2006 and December 31, 2005. We had drawn $7.0 million on the line of credit in March 2006 to fund the acquisition of Metropolitan Park North, which we repaid on May 23, 2006.

NOTE 7—COMMON STOCK

Share Price Calculation

The Current Share Price of the Common Stock (the “Current Share Price”) is established quarterly based on the following valuation methodology, which may be modified from time to time by our board of directors.

Net Asset Value Calculation. The Net Asset Value of the Fund (“NAV”) is determined as of the end of each of the first three quarters of a fiscal year, within 45 calendar days following the end of such quarter. The Fund’s year-end NAV is determined after the completion of our year-end audit. NAV is determined as follows: (i) the aggregate fair value of (A) our interests in the real estate investments (“Investments”) plus (B) all other assets of the Fund, minus (ii) the aggregate fair value of our indebtedness and other outstanding obligations as of the determination date.

We have retained Duff & Phelps, LLC (the “Valuation Consultant”) to assist us in the valuation of our real estate investments. The Valuation Consultant identifies and retains independent third-party real estate appraisal firms (the “Appraisal Firms”), that appraise each Investment annually beginning one year after acquisition. During the first three quarters after acquisition, the Investment will be carried at capitalized cost and is reviewed quarterly for material events.

For each of the three quarters following the independent appraisal of a particular Investment, the Valuation Consultant is responsible for determining the value of such Investment based on its review of the appraisal and material changes at the property or market level. The Valuation Consultant is also responsible for determining the value of the indebtedness related to each investment beginning one year after acquisition of the encumbered property and on a quarterly basis thereafter.

Current Share Price Calculation. The Current Share Price equals the NAV as of the end of each quarter divided by the number of outstanding shares of all classes of capital stock of the Fund at the end of such quarter. During the first three quarters of the calendar year, the Current Share Price is calculated based on the real estate investment values determined by the Valuation Consultant and unaudited supplemental consolidated fair value information presented with unaudited financial statements. The fourth quarter Current Share Price is calculated based on the real estate investment values determined by the Valuation Consultant and the supplemental consolidated fair value information presented with our year-end audited financial statements.

At June 30, 2006 and December 31, 2005, the Current Share Price was $112.66 and $108.08 per share, respectively.

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. As of June 30, 2006, $26.5 million of subscription commitments were held in escrow, which will be brought into the Fund as needed for investment activities, but no later than October 7, 2006. For the six months ended June 30, 2006, we sold 479,338 Shares for $52.5 million to subscribers whose funds were held in the escrow account. For the year ended December 31, 2005, we sold 989,698 Shares for $101.4 million to subscribers whose funds were held in the escrow account prior to being used to purchase Shares. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Share Repurchase Program

Semi-Annual Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we intend to provide liquidity to our stockholders by conducting semi-annual tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”) twice each year. The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each such tender offer and will be communicated to stockholders.

No Obligation to Repurchase Shares

We will only offer to repurchase Shares through semi-annual tender offers and then only to the extent that we have sufficient cash available to repurchase Shares consistent with principles of prudent portfolio management and to the extent that such repurchases (i) are consistent with applicable REIT rules and federal securities laws and (ii) would not require the

Fund to register as an investment company under the Investment Company Act. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares, and we will be under no obligation to conduct such tender offers or to make such cash available. In determining the Tender Offer Amount, we will act in the best interest of the stockholders and may take into account our need for cash to pay operating expenses, debt service, distributions to stockholders and other obligations.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the six months ended June 30, 2006, we issued 15,511 Shares for approximately $1.6 million under the plan. For the six months ended June 30, 2005, we issued 2,990 Shares for approximately $0.3 million under the plan.

NOTE 8—RENTALS UNDER OPERATING LEASES

We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at December 31, 2005 are as follows:

Year	Amount
2006	$28,322,870
2007	26,427,757
2008	24,383,333
2009	22,159,639
2010	19,879,243
Thereafter	79,557,125

Total	$200,729,967

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses.

During the six months ended June 30, 2006, Fannie Mae accounted for 12% of minimum base rents. During the six months ended June 30, 2005, Fannie Mae, TNT Logistics North America, Inc. and Havertys Furniture Companies, Inc. accounted for 54%, 17%, and 16% of minimum base rents, respectively.

NOTE 9—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of NAV, calculated quarterly. Management and advisory fees for the three and six months ended June 30, 2006 were $948,176 and $1,765,474, respectively, $948,176 of which is included in manager and advisor fees payable at June 30, 2006. Management and Advisory fees for the three and six months ended June 30, 2005 were $400,196 and $681,492, respectively. Included in manager and advisor fees payable at December 31, 2005, was $686,599 of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. Before the Fund’s NAV exceeded $100 million, the variable fee was allocated entirely to the Advisor. The Fund’s NAV exceeded $100 million on April 1, 2005 and a portion of variable fee is now allocated to the Manager, with the remainder allocated to the Advisor. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850 million or more. The total variable fee for the three and six months ended June 30, 2006 was $269,133 and $543,659, respectively, $269,133 of which is included in manager and advisor fees payable at June 30, 2006. The total variable fee for the three and six months ended June 30, 2005 was $111,684 and $225,140, respectively. Included in manager and advisor fees payable at December 31, 2005, was $460,052 of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the three and six months ended June 30, 2006 were $0 and $490,410, respectively, none of which is included in manager and advisory fees payable at June 30, 2006. Total acquisition fees for the three and six months ended June 30, 2005 were $91,516 and $472,988, respectively. Included in manager and advisor fees payable at December 31, 2005, was $1,741,811 of acquisition fees. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful investments made by us for the three and six months ended June 30, 2006 were $41,034 and $41,784, respectively, none of which is included in accounts payable and other accrued expenses at June 30, 2006. Total reimbursed due diligence costs related to successful investments made by us for the three and six months ended June 30, 2005 were $0 and $24,204, respectively. Included in accounts payable and other accrued expenses at December 31, 2005, was $76,936 of reimbursed due diligence costs related to successful investments made by the Fund. Acquisition fees and due diligence costs for successful acquisitions are capitalized as part of the real estate acquisition. Costs for unsuccessful acquisitions are expensed.

On December 23, 2004, we entered into an expense limitation and reimbursement agreement with the Manager, which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the valuation consultant, auditors, stockholder administrator, legal counsel related to the organization of the Fund or share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the three and six months ended June 30, 2006 were limited to $474,088 and $882,737, respectively, and therefore the Manager will carry forward $254,840 of Fund expenses as of June 30, 2006 that may be incurred in the future. Fund expenses for the three and six months ended June 30, 2005 were limited to $200,098 and $340,746, respectively. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The expense limitation agreement expires on December 23, 2006. Expenses subject to the expense limitation agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the expense limitation agreement, such as expenses related to unsuccessful acquisitions and state franchise taxes and filing fees.

The Manager and Advisor agreed to waive a portion of their fees and expenses calculated on NAV greater than approximately $75 million until we were able to acquire additional real estate assets and appropriately leverage the portfolio. Total waived fees and expenses for the six months ended June 30, 2005 were approximately $69,300. On April 1, 2005 the Manager and Advisor terminated the waiver.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid $4,500 each quarter for property management services performed at Monument IV. For the three and six months ended June 30, 2006 and 2005, JLL was paid $4,500 and $9,000, respectively, for property management services performed at Monument IV. In December 2005, JLL was paid a $483,750 loan placement fee related to the mortgage debt on Northglenn.

The placement agent for the Fund is UST Securities Corp., an affiliate of the Manager. The placement agent receives no compensation from us for its services.

NOTE 10—COMMITMENTS AND CONTINGENCIES

From time to time, we have entered into contingent agreements for the acquisition of properties. Such acquisitions are subject to satisfactory completion of due diligence.

As part of the acquisition of the TNT Logistics property, in exchange for $500 we were granted an option to purchase a portion of adjacent land if the tenant chooses to expand its facility in accordance with the terms of its lease. If the tenant exercises its option to expand its facility, then we can acquire the additional portion of land subject to the terms and conditions of that certain Expansion Option Agreement dated as of December 31, 2004, which agreement provides among other things the terms and conditions pursuant to which the purchase price for the adjacent land shall be determined.

In February 2005, Havertys Furniture gave us an expansion notice that required us to expand the building by 297,000 square feet at an approximate cost of $11.2 million. In July 2005, Havertys Furniture signed a lease amendment to extend its lease term through 2021. Construction began in May 2005 and was completed in April 2006. On December 30, 2005, we obtained an $11.5 million fixed-rate construction loan, of which $10.1 million and $6.6 million had been borrowed at June 30, 2006 and December 31, 2005, respectively. The construction loan matures on January 1, 2015, bearing interest at a fixed-rate of 6.19%, interest-only for the first four years.

We are subject to ground lease payments of $35 per year for 72 years on the fifteen buildings in the Pacific Medical Office Portfolio.

As part of the acquisition of Pacific Medical Office Portfolio, the limited liability company that we invested in which owns the portfolio, entered into an option agreement that gives the seller the right to effect a put to sell two medical office buildings to the limited liability company between March 21, 2007 and June 21, 2007. During the same exercise period, the limited liability company will have the right to effect a call to buy the two medical office buildings. The purchase price will be equal to the net operating income of the two buildings (projected forward for twelve months, subject to adjustments) divided by a capitalization rate of 7.75%. No initial investment was required by the limited liability company, but we put up a

$500,000 deposit as collateral for the contract. If neither party exercises the option by the expiration of the agreement, the contract becomes null and void and the deposit will be returned to us. The deposit will be impounded by the seller if the limited liability company fails to purchase the buildings after the put option notice has been given.

At acquisition, the Pacific Medical Office Portfolio mortgage debt required that we deposit $1.6 million into an escrow account to fund future capital expenditures, tenant improvements and leasing commissions. Additionally, we are required to deposit approximately $590,000 into this escrow account during 2006, which we expect to be funded from operating cash flows generated by the Pacific Medical Office Portfolio. As of June 30, 2006, we had deposited approximately $384,000 in the escrow account.

The mortgage loan secured by Metropolitan Park North requires that on or before April 1, 2009, we are obligated to post a $3.9 million reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3.9 million deposit to us. If the tenant fails to provide notice of its renewal, we are obligated to post an additional $2.8 million deposit into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s).

NOTE 11—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations. FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under this standard, an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective in our fiscal year ended December 31, 2005. The adoption of FIN 47 did not have a material effect on our consolidated financial statements, but may have an impact in the future depending upon the types of investments made by the Fund.

In June 2005, the EITF reached a consensus on EITF 04-5: “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. A general partner is assumed to control the limited partnership unless the limited partners have substantive kick-out rights or substantive participation rights. The consensus applies to new and modified agreements as of June 29, 2005 and will be applied to existing agreements beginning January 1, 2006. EITF 04-5 has not had, and we do not expect EITF 04-5 to have a significant impact on our consolidated financial statements.

In July 2005, the FASB issued FASB Staff Position (“FSP”) SOP 78-9-1: “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” This FSP eliminates the concept of “important rights” in paragraph .09 of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This FSP also amends paragraph .07 of SOP 78-9 to be consistent with revised paragraph .09. The Board believes that the effect of the rights held by minority partners on the assessment of control, and therefore consolidation, of a general partnership should be the same as the evaluation of limited partners’ rights in a limited partnership. The consensus applies to new and modified agreements as of June 29, 2005 and will be applied to existing agreements beginning January 1, 2006. FSP SOP 78-9-1 has not had, and we do not expect FSP SOP 78-9-1 to have a significant impact on our consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6: “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”. This FSP addresses how reporting entities should determine the variability to be considered in applying FIN 46(R), which will affect calculations of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 will be applied prospectively to all variable interest entities beginning the first day of the first reporting period after June 15, 2006. We have disclosed the Pacific Medical Office Portfolio as a variable interest entity. We expect FSP FIN 46(R)-6 to have an impact on future acquisitions.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. We are currently evaluating the impact of adopting this Interpretation.

NOTE 12—DISTRIBUTIONS PAYABLE

On June 21, 2006, our Board of Directors declared a $1.75 per share distribution to Stockholders of record as of May 15, 2006 payable on August 4, 2006.

NOTE 13—PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma condensed consolidated statement of operations of Excelsior LaSalle Property Fund, Inc. for the six months ended June 30, 2006 is presented as if the acquisition of Metropolitan Park North made in March 2006 had occurred on January 1, 2006. The unaudited pro forma condensed consolidated statement of operations of Excelsior LaSalle Property Fund, Inc. for the six months ended June 30, 2005 is presented as if (i) the acquisitions made in 2005 (Georgia Door Sales Distribution Center, the 80% interest in 111 Sutter Street, 105 Kendall Park Lane, Waipio Shopping Center, Marketplace at Northglenn and the 95% interest in the Pacific Medical Office Portfolio) and (ii) the acquisition made in 2006 (Metropolitan Park North) had all occurred on January 1, 2005. In our opinion, all adjustments necessary to reflect these transactions have been included. The pro forma condensed consolidated statements of operations are based upon the historical financial information of the Fund and the historical financial information of each of the above-mentioned entities for the six months ended June 30, 2006 and 2005. Such pro forma financial information may not necessarily be indicative of what actual results of the Fund would have been if such transactions had been completed as of January 1, 2006 and 2005, nor does it purport to represent the results of operations for the future periods.

EXCELSIOR LASALLE PROPERTY FUND, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues:
Minimum rents	$20,806,600	$20,522,137
Tenant recoveries and other rental income	5,183,807	4,387,388

Total revenues	25,990,407	24,909,525
Operating expenses:
Real estate taxes	2,650,477	2,459,588
Property operating	4,342,486	4,351,783
Fund level expenses	979,158	567,578
Provision for doubtful accounts	132,012	60,399
General and administrative	2,614,956	2,700,113
Depreciation and amortization	9,803,664	9,904,106

Total operating expenses	20,522,753	20,043,567

Operating income	5,467,654	4,865,958
Other income and (expenses):
Interest income	585,500	437,741
Interest expense	(9,832,811)	(9,283,713)
Loss allocated to minority interests	65,848	103,880
Equity in loss of unconsolidated affiliates	(192,857)	(119,775)

Total other income and (expenses):	(9,374,320)	(8,861,867)

Net loss (a)	$(3,906,666)	$(3,995,909)

Loss per share—basic and diluted	$(1.61)	$(1.64)

Weighted average common stock outstanding—basic and diluted (b)	2,432,792	2,432,792

(a)	Net loss includes pro forma adjustments for management and advisory fees, depreciation and amortization, interest expense and other adjustments to give effect to the acquisition activity described above.

(b)	Weighted average common stock outstanding has been adjusted to reflect total Shares outstanding at June 30, 2006 and 2005, assuming such shares had been issued and outstanding during the entire period since the proceeds from the Share issuances were used to acquire the 2005 and 2006 acquisitions.

NOTE 14—SUBSEQUENT EVENTS

On July 24, 2006, we placed a $1.0 million refundable deposit on a 121,000 square foot medical office property located in Folsom, CA.

* * * * * *

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Factors that could cause us not to realize our plans, intentions or expectations include, but are not limited to, those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors’ contained in Amendment No. 3 to our registration statement on Form 10 filed with the SEC on July 28, 2006 (the “Form 10”) and our periodic reports filed with the SEC, including risks related to: (i) commercial real estate ownership; (ii) competition for attractive investments; (iii) performance of the Manager and the Advisor; (iv) conflicts of interest between the Fund and the Manager or the Advisor; (v) our ability to use leverage; (vi) the loss of key personnel by the Manager or the Advisor; (vii) compliance with the Exchange Act; (viii) our failure to achieve our return objectives; (ix) defaults by significant tenants; (x) compliance with environmental laws; (xi) the possible development of harmful mold at our properties; (xii) our ability to sell Shares; (xii) terrorist attacks; (xiii) the adequacy of our insurance; (xiv) the extent to which our investments are diversified; (xv) our joint investments with third parties; (xvi) the structure of the fees payable to the Manager and the Advisor; (xvii) our ability to remain exempt from the registration requirements of the Investment Company Act of 1940, as amended; and (xviii) our ability to qualify as a REIT. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

Management Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. All references to numbered Notes are to specific notes to our Consolidated Financial Statements beginning on page 3 of this Form 10-Q, and which descriptions are incorporated into the applicable response by reference. References to “base rent” in this Form 10-Q refer to cash payments made under the relevant lease(s), excluding real estate taxes and certain property operating expenses that are paid by us and are recoverable under the relevant lease(s) and exclude adjustments for straight-line rent revenue and above- and below-market lease accretion (See Note 2).

The discussions surrounding our consolidated properties (our “Consolidated Properties”) refer to our wholly or majority owned and controlled properties, which as of December 31, 2005 were comprised of: Monument IV at Worldgate, Havertys Furniture, Hagemeyer Distribution Center, Georgia Door Sales Distribution Center, TNT Logistics, 105 Kendall Park Lane, Waipio Shopping Center, Marketplace at Northglenn and the Pacific Medical Office Portfolio. As of June 30, 2006, our Consolidated Properties also included Metropolitan Park North, which was acquired on March 28, 2006. Our unconsolidated properties, which are owned through joint venture arrangements (our “Unconsolidated Properties”), consisted of Legacy Village and 111 Sutter Street as of December 31, 2005 and June 30, 2006. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

Our primary business is the ownership and management of a diversified portfolio of retail, office and industrial properties located in the United States. We currently do not own any apartment properties or properties outside the United States, but will look to make strategic investments in these areas in the future. We hire property management companies to provide the on-site, day-to-day management services for our properties. When selecting a property management company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management service providers that include large national real estate service firms and smaller local firms including affiliates of the Advisor. For our three joint ventures, Legacy Village, 111 Sutter Street and the Pacific Medical Office Portfolio, we use either one of our partners in these joint ventures or an independent third party to perform property management services. Our property management service providers are generally hired to perform both property management and leasing services for our properties.

We seek to minimize risk and maintain stability of income and principal value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the portfolio. Our diversification goals also take into account investing in sectors or regions we believe will create returns consistent with our investment objective. Under normal conditions, we intend to pursue investments principally in well-located, well-leased assets within the office, retail, industrial and apartment sectors, which we refer to as the Primary Sectors. We expect to also pursue investments in certain sub-sectors of the Primary Sectors, for example the medical office sub-sector of the office sector. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the geographic areas considered for investment. When consistent with our investment objectives, we will also seek to maximize the tax efficiency of our investments through tax-free exchanges and other tax planning strategies.

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one, five and ten-year time horizons and select investments that we believe meet our objectives. We own certain investments that provide us with significant cash flows that do not get treated as revenue under GAAP, but do get factored into our Cash on Cash Return calculations. Examples of such non-revenue generating cash flows include the sales tax sharing agreement at Marketplace at Northglenn (See Note 2 for a description of the ESTIP Note), the real estate tax reimbursement agreement at TNT Logistics (See Note 2 for a description of the TNT Logistics TIF Note) and the preferred return received from Legacy Village (See Note 4 for a description of the Legacy Village preferred return). For GAAP purposes, cash received from the Marketplace at Northglenn ESTIP and TNT Logistics TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes. For GAAP purposes, cash received from the Legacy Village preferred return in excess of the net income allocated to us is treated as a return of capital. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns (See Note 2).

The following tables summarize our diversification by property sector and geographic region based upon the estimated fair value of our Consolidated and Unconsolidated Properties as of June 30, 2006.

Property Sector Diversification

Estimated Percent of Fair Value June 30, 2006
Consolidated Properties
Office
Commercial Office	30%
Medical Office	26%
Retail	23%
Industrial	21%
Apartment	—

Estimated Percent of Fair Value June 30, 2006
Unconsolidated Properties
Office
Commercial Office	46%
Medical Office	—
Retail	54%
Industrial	—
Apartment	—

Geographic Region Diversification

Estimated Percent of Fair Value June 30, 2006
Consolidated Properties
East	12%
West	67%
Midwest	5%
South	16%

Estimated Percent of Fair Value June 30, 2006
Unconsolidated Properties
East	—
West	46%
Midwest	54%
South	—

Seasonality

Our investments are not materially impacted by seasonality, despite certain of our retail tenants being impacted by seasonality. Percentage rents (rents computed as a percentage of tenant sales) that we earn from investments in retail properties may, in the future, be impacted by seasonality.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to the useful lives of assets, recoverable amounts of receivables, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations in our consolidated financial statements and require management to make difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the following:

Initial Valuations and Estimated Useful Lives or Amortization Periods for Real Estate Investments and Intangibles

At acquisition, we make an assessment of the value and composition of the assets acquired and liabilities assumed. These assessments consider fair values of the respective assets and liabilities and are primarily determined based on estimated future cash flows using appropriate discount and capitalization rates, but may also be based on independent appraisals or other market data. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions that would impact the property’s operations, and our plans for such property. These estimates are particularly important as they are used for the allocation of purchase price between depreciable and non-depreciable real estate and other identifiable intangibles, including above, below and at-market leases. As a result, the impact of these estimates on our operations could be substantial. Significant differences in annual depreciation or amortization expense may result from the differing useful life or amortization periods related to such purchased assets and liabilities.

Events or changes in circumstances concerning a property may occur, which could indicate that the carrying values or amortization periods of the assets and liabilities may require adjustment. The resulting recovery analysis also depends on an analysis of future cash flows to be generated from a property’s assets and liabilities. Changes in our overall plans and views on current market and economic conditions may have a significant impact on the resulting estimated future cash flows of a property that are analyzed for these purposes.

Impairment of Long-Lived Assets

Real estate investments are individually evaluated for impairment annually or whenever conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) over the anticipated holding period is less than its historical cost. Upon determination that an other than temporary impairment has occurred, rental properties will be reduced to their fair value.

Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material.

Recoverable Amounts of Receivables

We make periodic assessments of the collectibility of receivables (including deferred rent receivable) based on a specific review of the risk of loss on specific accounts or amounts. The receivable analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payee, the basis for any disputes or negotiations with the payee and other information that may impact collectibility. The analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts. The resulting estimates of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such payees.

Tenant Improvements versus Lease Incentives

At the inception of a lease, we are often required to expend money to get the leased space ready for tenant occupancy or to induce the tenant to sign the lease. We make subjective judgments based on the facts and circumstances behind each lease to determine whether we have purchased an asset for the Fund as is the case for a tenant improvement or if we have, in essence, paid the tenant an inducement fee to sign the lease. Tenant improvements are recorded as investments in real estate and depreciated over the shorter of the lease life or asset life. Lease incentives are recorded as deferred expenses and are amortized against minimum rent revenue over the life of the lease.

Acquisitions

Consolidated Properties

Consolidated Property acquisitions completed during 2004, 2005 and through June 30, 2006 are as follows:

Property Name	Type	Location	Acquisition Date	Gross Purchase Price in millions (1)	New or Assumed Debt in millions
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	$59.6	$38.0
Havertys Furniture	Industrial	Braselton, GA	December 3, 2004	28.5	21.4
Hagemeyer Distribution Center	Industrial	Auburn, GA	December 3, 2004	10.2	7.5
TNT Logistics	Industrial	Monee, IL	December 31, 2004	25.2	16.7
Georgia Door Sales Distribution Center	Industrial	Austell, GA	February 10, 2005	8.5	6.2
105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	18.8	13.0
Waipio Shopping Center	Retail	Waipahu, HI	August 1, 2005	30.5	20.0
Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	91.5	64.5
Pacific Medical Office Portfolio (2)	Office	CA and AZ	December 21, 2005	132.8	84.3
Metropolitan Park North	Office	Seattle, WA	March 28, 2006	89.2	61.0

(1)	Gross purchase price includes purchase price plus acquisition costs, but does not include additional capital expenditures made after the acquisition date.

(2)	We acquired a 95% economic interest in the limited liability company that owns leasehold interests in the Pacific Medical Office Portfolio.

2004 Acquisitions

Monument IV at Worldgate is a 228,000 square-foot office building in Herndon, Virginia, a suburb of Washington, D.C. The property is 100% leased under a net lease to Fannie Mae. The lease expires in 2011.

Havertys Furniture is a 511,000 square-foot industrial building located in Jackson County, Georgia, a suburb of Atlanta. The property is 100% leased under a net lease through 2021 to a single-tenant. The property serves as the southeastern United States distribution center for a 125 year-old furniture retailer. The tenant exercised an expansion option during 2005 that required us to expand the building size by approximately 297,000 square-feet with occupancy beginning in 2006 at a total cost of approximately $11.2 million. At December 31, 2005, we had incurred $8.1 million in construction costs attributable to this expansion and had borrowed, via a construction loan, $6.6 million of these costs at a fixed-rate of 6.19%. At June 30, 2006 we had incurred all the expansion costs and had borrowed $10.1 million on the construction loan. We expect increased rents from this expansion to generate favorable cash flows.

Hagemeyer Distribution Center is a 300,000 square-foot industrial building located in Barrow County, Georgia, a suburb of Atlanta. The property is 100% leased under a net lease through 2013 to a single tenant, which serves as the southeastern United States regional distribution center for this industrial and commercial supplier.

TNT Logistics is a 722,000 square-foot industrial building located in Monee, Illinois, a suburb of Chicago. The property is 100% leased under a net lease through 2014 to a single tenant, a logistics company that uses the building as a distribution center for a tire manufacturer. The property acquisition was originally structured as a mortgage loan and purchase option, which was exercised by us on March 30, 2006.

2005 Acquisitions

The Georgia Door Sales Distribution Center acquisition was the final part of a three-property acquisition, from one seller, that included Havertys Furniture and the Hagemeyer Distribution Center. This property is a 254,000 square-foot facility located in Cobb County, Georgia, an active industrial market in the western suburbs of Atlanta. The property is 100% leased under a net lease through 2009 to a single tenant. The property serves as a regional distribution center for a national door manufacturer.

105 Kendall Park Lane is a 409,000 square-foot facility located in Fulton County, Georgia. The property is 100% leased under a net lease through 2017 to a single tenant that is a leading provider of specialty chemical products.

Waipio Shopping Center is a 137,000 square-foot grocery anchored shopping center located in Waipahu, Hawaii. The property’s largest tenants are Calvary Chapel of Pearl Harbor, Foodland grocery store and Outback Steakhouse. The property is 99% leased, with leases expiring through 2034. Tenants of this center pay their pro rata share of the property’s operating expenses.

Marketplace at Northglenn is a 439,000 square-foot power center located in suburban Denver, Colorado. The property’s largest tenants include Bed, Bath & Beyond, Gart Sports, Ross Stores, Office Depot and Marshall’s. The property is 99% leased, with lease expirations through 2020. Tenants of this center pay their pro rata share of the property’s operating expenses.

Pacific Medical Office Portfolio is a 755,000 square-foot medical office building portfolio located mainly on the campuses of Catholic Healthcare West hospitals. The fifteen buildings are located in southern California and Phoenix, Arizona. The portfolio is 92% leased. The property’s largest tenants include Catholic Healthcare West, Facey Medical Group and San Dimas Medical Group, Inc. The portfolio has a mixture of tenants who pay their pro rata share of operating expenses and those that do not pay any operating expenses.

2006 Acquisition (through June 30, 2006)

Metropolitan Park North is a 186,000 square-foot, multi-tenant office building with a five-level parking garage located in Seattle, Washington with lease expirations through 2016. The property is 99% leased, under net leases. The property’s largest tenants include Nordstrom’s information technology group and a 24-Hour Fitness center.

Unconsolidated Properties

Unconsolidated Properties acquired during 2004 and 2005 are as follows:

Property Name	Type	Location	Acquisition Date	Gross Purchase Price in millions(1)	New or Assumed Debt in millions	Share of New or Assumed Debt at in millions(2)
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	$80.6	$104.2	$48.5
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	68.4	56.0	44.8

(1)	Gross purchase price consists of purchase price plus acquisition costs for our interest, but does not include additional capital expenditures made after the acquisition date.

(2)	Our share of the Unconsolidated Properties new or assumed debt is based on our ownership percentages.

2004 Acquisition

We have a 46.5% ownership interest in the limited liability company that owns Legacy Village, a 595,000 square-foot lifestyle retail center in Lyndhurst, Ohio, an eastern suburb of Cleveland. The property’s largest tenants include Expo Design Center (the store closed in August 2005, but continues to pay rent under a long-term lease that runs through 2044), Dick’s Sporting Goods, Giant Eagle, Crate & Barrel and Joseph Beth Books. The property is 96% leased with leases expiring between 2008 and 2044. Tenants of this center pay their pro rata share of the property’s operating expenses.

2005 Acquisition

We have an 80% ownership interest in the limited liability company that owns 111 Sutter Street, a 284,000 square-foot office building, located in San Francisco’s Financial District. This acquisition represents our first asset located within a central business district. Many of the existing leases in the building are at rental rates above the prevailing market rate, providing strong cash returns as the San Francisco office market continues to strengthen. The property’s largest tenants include Modem Media, Northwestern Mutual Life and Ogilvy Public Relations. The property is 100% leased with leases expiring through 2019. Tenants of this building pay their pro rata share of the property’s operating expenses. See Note 4 for a discussion of factors considered in determining that our investment should not be consolidated.

Results of Operations

General

Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Due to the fixed nature of the revenue and expense streams in the Fund Portfolio, significant future growth in cash flow and net income will need to be generated through the acquisition of additional properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in income (loss) of unconsolidated affiliates.

Increases in all operating line items from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006 are directly attributable to the acquisition of the real estate investments that occurred during 2005 and 2006. We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. We consider comparable real estate investments to represent properties owned by us at June 30, 2006, which were also owned by us during the entire six month period ending on June 30, 2005. Comparable real estate investments at June 30, 2006 consist of Monument IV at Worldgate, Havertys Furniture, Hagemeyer Distribution Center and TNT Logistics.

Results of Operations for the three months ended June 30, 2006 and 2005:

Revenues

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	$ Change	% Change
Revenues:
Minimum rents	$10,319,268	$2,788,082	$7,531,186	270.1%
Tenant recoveries and other rental income	2,606,401	312,621	2,293,780	733.7%

Total revenues	$12,925,669	$3,100,703	$9,824,966	316.9%

Included in minimum rents, as increases, are SFAS 141 and 142 above- and below-market lease accretion (See Note 2) of $329,565 and $230,784 for the three months ended June 30, 2006 and 2005, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $399,453 and $218,532 for the three months ended June 30, 2006 and 2005, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	$ Change	% Change
Revenues:
Minimum rents	$2,861,606	$2,611,327	$250,279	9.6%
Tenant recoveries and other rental income	263,989	285,595	(21,606)	(7.6)%

Total revenues	$3,125,595	$2,896,922	$228,673	7.9%

			Total Revenues Reconciliation
			Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Total revenues:
Comparable real estate investments			$3,125,595	$2,896,922
Non-comparable real estate investments			9,800,074	203,781

Total revenues			$12,925,669	$3,100,703

Total revenues at comparable real estate investments increased for the three months ended June 30, 2006 over the same period in 2005 as a result of additional rental revenue related to the Havertys Furniture expansion (See Note 10) of approximately $257,000, which was slightly offset by a decrease in tenant recoveries at the net leased properties. Going forward, we expect the Havertys Furniture expansion to add incremental revenue.

Operating Expenses

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	$ Change	% Change
Operating expenses:
Real estate taxes	$1,366,756	$474,531	$892,225	188.0%
Property operating	2,155,679	49,408	2,106,271	4263.0%
Fund level expenses	475,035	200,098	274,937	137.4%
Provision for doubtful accounts	132,012	—	132,012	N/A
General and administrative	1,339,906	522,708	817,198	156.3%
Depreciation and amortization	4,917,092	971,363	3,945,729	406.2%

Total operating expenses	$10,386,480	$2,218,108	$8,168,372	368.3%

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Certain of our Fund level expenses in 2006 and 2005 are subject to an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager (See Note 9) and relate mainly to our offering costs incurred in 2004, 2005 and 2006 and our compliance and administration related costs in 2005 and 2006. We record Fund level expenses subject to the Expense Limitation Agreement based on a calculation of 0.75% of NAV annually, calculated quarterly, compared to actual costs incurred by the Manager during the current quarter plus reimbursable expenses carried forward from prior quarters. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of June 30, 2006, Fund level expenses of $254,840 are being carried forward by the Manager. At June 30, 2005, Fund level expenses of $226,832 were carried forward. It is reasonably possible that the expenses carried forward will be charged to the Fund in the future, to the extent permitted under the terms of the Expense Limitation Agreement. The Expense Limitation Agreement expires on December 23, 2006, after which time we will be responsible for all expenses as incurred, unless renewed by the Manager and the Fund for successive one-year terms.

The provision for doubtful accounts is our estimate of tenant accounts receivable we believe to be uncollectible as of June 30, 2006. The provision we recorded relates to tenant accounts receivable at two of our large multi-tenant properties acquired late in 2005. We expect the provision for doubtful accounts to increase in the future as we continue to acquire real estate investments and tenant accounts receivable grow.

General and administrative expenses relate mainly to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV, but are expected to grow as we continue to sell Common Stock and acquire additional properties. The variable fee is calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but is expected to grow as the Fund grows.

We expect depreciation and amortization expense to increase as we acquire new real estate investments. Depreciation and amortization expense will be impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	$ Change	% Change
Operating expenses:
Real estate taxes	$370,584	$452,560	$(81,976)	(18.1)%
Property operating	43,974	40,648	3,326	8.2%
Depreciation and amortization	914,340	862,852	51,488	6.0%

Total operating expenses	$1,328,898	$1,356,060	$(27,162)	(2.0)%

			Operating Expenses Reconciliation
			Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Total operating expenses:
Comparable real estate investments			$1,328,898	$1,356,060
Non-comparable real estate investments			7,242,641	139,242
Fund level expenses			475,035	200,098
General and administrative			1,339,906	522,708

Total operating expenses			$10,386,480	$2,218,108

The decrease in real estate taxes expense at comparable real estate investments is the result of signing the TNT Logistics TIF Note (see Note 2) during May 2005, which was made retroactive to the beginning of the year, causing a significant increase in the assessed value of the property and a recognition of first quarter and second quarter real estate tax expense in the second quarter of 2005. Prior to the signing of the TIF Note, the property was assessed at a significantly lower value as farmland.

The increase in property operating expenses is the result of increased insurance costs for our real estate investments. As a result of the losses incurred by the insurance industry during last year’s hurricane season, the cost of property insurance has increased for many of our properties.

The increase in depreciation and amortization expense is a result of the Havertys Furniture building expansion, which was fully completed and put into service during the three months ended June 30, 2006. We expect to report incremental depreciation expense in the future from the Havertys Furniture expansion.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	$ Change	% Change
Other income and (expenses):
Interest income	$321,632	$180,148	$141,484	78.5%
Interest expense	(4,882,580)	(1,232,703)	(3,649,877)	296.1%
Loss allocated to minority interest	42,972	—	42,972	N/A
Equity in loss of unconsolidated affiliates	(128,094)	(97,438)	(30,656)	31.5%

Total other income and (expenses):	$(4,646,070)	$(1,149,993)	$(3,496,077)	304.0%

Interest income increased for the three months ended June 30, 2006 over 2005 as a result of two items that occurred during 2006. First, we invested idle cash from the sale of Common Stock. Second, we earned interest income on the Marketplace at Northglenn ESTIP Note (See Note 2) which was acquired in December 2005.

We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $148,981 and $56,783 for the three months ended June 30, 2006 and 2005, respectively. Also included in interest expense in 2006, as a reduction, is amortization of debt premium associated with the assumption of debt on the Pacific Medical Office Portfolio of $71,340.

Loss allocated to minority interest represents the other owner’s share of the net loss recognized from operations of the Pacific Medical Office Portfolio for the three months ended June 30, 2006. The amount of future income or loss allocated to the minority interest owner of the Pacific Medical Office Portfolio will be directly impacted by the net income or net loss recognized by that investment.

Equity in loss of unconsolidated affiliates increased by $30,656 as equity income from Legacy Village decreased by $375,673 from equity income of $350,306 for the three months ended June 30, 2005 to an equity loss of $(25,367) for the three months ended June 30, 2006 as a result of reduced rental income from certain tenants related to Expo Design Center co-tenancy provisions (see “Significant Events” below for a further discussion of the co-tenancy clauses). Equity loss at 111 Sutter Street decreased by $345,017 from an equity loss of $447,744 for the three months ended June 30, 2005 to an equity loss of $102,727 for the three months ended June 30, 2006 as a result of increased occupancy at the property.

Results of Operations for the six months ended June 30, 2006 and 2005:

Revenues

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	$ Change	% Change
Revenues:
Minimum rents	$19,445,834	$5,497,456	$13,948,378	253.7%
Tenant recoveries and other rental income	4,831,717	580,549	4,251,168	732.3%

Total revenues	$24,277,551	$6,078,005	$18,199,546	299.4%

Included in minimum rents, as increases, are SFAS 141 and 142 above- and below-market lease accretion (See Note 2) of $757,898 and $461,306 for the six months ended June 30, 2006 and 2005, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $754,407 and $439,563 for the six months ended June 30, 2006 and 2005, respectively.

	Comparable Real Estate Investments
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	$ Change	% Change
Revenues:
Minimum rents	$5,669,605	$5,222,567	$447,038	8.6%
Tenant recoveries and other rental income	503,905	540,669	(36,764)	(6.8)%

Total revenues	$6,173,510	$5,763,236	$410,274	7.1%

	Total Revenues Reconciliation
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Total revenues:
Comparable real estate investments	$6,173,510	$5,763,236
Non-comparable real estate investments	18,104,041	314,769

Total revenues	$24,277,551	$6,078,005

Total revenues at comparable real estate investments increased for the six months ended June 30, 2006 over the same period in 2005 as a result of additional rental revenue related to the Havertys Furniture expansion (See Note 10) of approximately $458,000, which was slightly offset by a decrease in tenant recoveries at the net leased properties. Going forward, we expect the Havertys Furniture expansion to add incremental revenue.

Operating Expenses

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	$ Change	% Change
Operating expenses:
Real estate taxes	$2,550,680	$693,751	$1,856,929	267.7%
Property operating	3,981,453	85,987	3,895,466	4,530.3%
Fund level expenses	926,322	340,746	585,576	171.9%
Provision for doubtful accounts	132,012	—	132,012	N/A
General and administrative	2,472,442	918,137	1,554,305	169.3%
Depreciation and amortization	9,068,976	1,907,305	7,161,671	375.5%

Total operating expenses	$19,131,885	$3,945,926	$15,185,959	384.9%

	Comparable Real Estate Investments
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	$ Change	% Change
Operating expenses:
Real estate taxes	$717,367	$659,490	$57,877	8.8%
Property operating	130,571	74,923	55,648	74.3%
Depreciation and amortization	1,813,097	1,726,477	86,620	5.0%

Total operating expenses	$2,661,035	$2,460,890	$200,145	8.1%

			Operating Expenses Reconciliation
			Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Total operating expenses:
Comparable real estate investments			$2,661,035	$2,460,890
Non-comparable real estate investments			13,072,086	226,153
Fund level expenses			926,322	340,746
General and administrative			2,472,442	918,137

Total operating expenses			$19,131,885	$3,945,926

The increase in real estate taxes expense at comparable real estate investments is the result of general increases in real estate taxes for the properties we own.

The increase in property operating expenses is the result of landscaping costs at TNT Logistics and increased insurance costs for our real estate investments. As a result of the losses incurred by the insurance industry during last year’s hurricane season, the cost of property insurance has increased for many of our properties.

The increase in depreciation and amortization expense is a result of the Havertys Furniture building expansion, which was fully completed and put into service during the six months ended June 30, 2006. We expect to report incremental depreciation expense in the future from the Havertys Furniture expansion.

Other Income and Expenses

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	$ Change	% Change
Other income and (expenses):
Interest income	$585,500	$223,227	$362,273	162.3%
Interest expense	(8,843,754)	(2,204,304)	(6,639,450)	301.2%
Loss allocated to minority interest	65,848	—	65,848	N/A
Equity in income (loss) of unconsolidated affiliates	(192,857)	156,702	(349,559)	(223.1)%

Total other income and (expenses):	$(8,385,263)	$(1,824,375)	$(6,560,888)	359.6%

Interest income increased for the six months ended June 30, 2006 over 2005 as a result of two items that occurred during 2006. First, we invested idle cash from the sale of Common Stock. Second, we earned interest income on the Marketplace at Northglenn ESTIP Note (See Note 2) which was acquired in December 2005.

We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $246,523 and $91,758 for the six months ended June 30, 2006 and 2005, respectively. Also included in interest expense in 2006, as a reduction, is amortization of debt premium associated with the assumption of debt on the Pacific Medical Office Portfolio of $142,678.

Loss allocated to minority interest represents the other owner’s share of the net loss recognized from operations of the Pacific Medical Office Portfolio for the six months ended June 30, 2006. The amount of future income or loss allocated to the minority interest owner of the Pacific Medical Office Portfolio will be directly impacted by the net income or net loss recognized by that investment.

Equity in income (loss) of unconsolidated affiliates decreased by $349,559 as equity income from Legacy Village decreased by $549,048 from equity income of $575,520 for the six months ended June 30, 2005 to equity income of $26,472 for the six months ended June 30, 2006 as a result of reduced rental income from certain tenants related to Expo Design Center co-tenancy provisions (see “Significant Events” below for a further discussion of the co-tenancy clauses). Equity loss at 111 Sutter Street decreased by $199,489 from equity loss of $418,818 for the period from March 29, 2005 (acquisition date) through June 30, 2005 to an equity loss of $219,329 for the six months ended June 30, 2006 as a result of owning the real estate investment for the entire six month period ending on June 30, 2006 versus only owning it for three months during the six months ended June 30, 2005 and increased occupancy.

Significant Events

Events at Consolidated Properties

Construction on the Havertys Furniture 297,000 square foot expansion commenced in May 2005 and was completed in April 2006. We expect the projected rent will have a favorable impact on our cash flow in 2006 and going forward. The cost for the Havertys Furniture expansion was approximately $11.2 million. The tenant took occupancy and began paying rent on approximately 156,000 square feet on January 9, 2006, approximately 36,000 square feet on February 15, 2006, approximately 32,000 square feet on March 1, 2006 and took occupancy of the remainder of the building in April 2006. We incurred approximately $8.1 million in construction costs through December 31, 2005. We obtained an $11.5 million construction loan on the expansion in late December 2005, which had an outstanding balance of $6.6 million at December 31, 2005 at a fixed-rate of 6.19%. As of June 30, 2006, we had incurred all construction costs and had borrowed a total of approximately $10.1 million on the construction loan. As part of the building expansion, the tenant extended its lease expiration from 2017 to 2021.

Events at Unconsolidated Properties

During August 2005, Expo Design Center closed its Legacy Village store as part of a broader decision to close 15 stores across the country. However, Home Depot, Inc., the parent company of Expo Design Center, is obligated to pay full rent through 2044.

The store closure triggered co-tenancy provisions in the leases of three tenants at Legacy Village. These co-tenancy provisions have various conditions, but, in general, they require either certain anchor tenants or certain amounts of square footage to be occupied and open for business or the three tenants gain certain rights. Pursuant to the leases, these three tenants have the right to pay alternative rent during the time the co-tenancy provisions are not met and would allow the tenants to terminate their leases early if the Expo Design Center space is not re-tenanted by August 2006. As of the filing date of this Form 10-Q, we have not been informed that these tenants are terminating their leases early.

The co-tenancy provisions resulted in a decrease in rental revenue of $311,000 in 2005. We estimate the potential loss in rental revenue to be between $470,000 and $1,371,000 for 2006 depending on whether the tenants decide to continue their occupancy at Legacy Village or terminate their leases. Based on the current occupancy, the co-tenancy provision can be satisfied if approximately half of the Expo Design Center space is re-tenanted and open for business. Home Depot, Inc. has retained a firm to assist them in re-tenanting the building, which would include sub-leasing the space to one or more retail tenants that meet certain use criteria. The Fund’s cash flow is protected through August 2006 by the preferred return it receives from Legacy Village (See Note 4 for a description of the preferred return), but will be subject to variability after that date. At June 30, 2006, the limited liability company that owns Legacy Village owed the Fund a preferred return of approximately $1.1 million related to the first and second quarter of 2006. We expect to receive our preferred return no later than January 30, 2007.

Liquidity and Capital Resources

The sources and uses of cash for the six months ended June 30, 2006 and 2005 were as follows:

	Six months ended June 30, 2006	Six months ended June 30, 2005
Net cash provided by operating activities	$1,926,299	$2,069,562
Net cash used in investing activities	(94,468,288)	(49,659,362)
Net cash provided by financing activities	106,700,759	45,873,819

The decrease in cash flows provided by operating activities for the six months ended June 30, 2006 versus June 30, 2005 related to a decrease in net income (loss) of $3.5 million, caused in part by an increase in interest expense of $6.6 million which outpaced the $3.0 million increase in operating income. The increase in interest expense was due to additional debt obtained to fund acquisitions made during the second half of 2005 and the first half of 2006. The decrease in net income (loss) was partially offset by an increase in depreciation and amortization of $6.9 million. Our working capital was impacted by the following items:

•	an increase in cash and cash equivalents of $20.6 million, the result of selling shares of Common Stock;

•	an increase in tenant accounts receivable of $1.6 million, which was mainly the result of acquiring two large, multi-tenant real estate investments late in 2005;

•	an increase in prepaids and other assets of $3.3 million, which was primarily caused by the assumption of a $2.5 million ESTIP note receivable;

•	an increase in accounts payable and accrued expenses, accrued real estate taxes and manager and advisor fees payable of $5.0 million between June 30, 2005 and June 30, 2006 caused by increases in operating expenses and Fund level expenses as a result of the 2005 and 2006 acquisitions and growth in our NAV; and

•	an increase in accrued interest of $0.7 million as a result of acquiring real estate investments using debt.

In the future, we expect tenant accounts receivable to increase and to use significant amounts of working capital to pay operating expenses and interest expense as we acquire additional real estate investments.

Cash used in investing activities increased as a result of a $42.2 million increase in acquisition activity coupled with a $2.6 million increase in capital additions for the six months ended June 30, 2006 over June 30, 2005. Cash provided by financing activities increased for the six months ended June 30, 2006 over the same period last year as a result of additional Share issuances of $39.6 million and an increase in borrowings of $24.6 million which were partially offset by an increase of $4.4 million in distributions to shareholders.

On April 12, 2006, $30.6 million of subscription commitments were placed in an escrow account with the Manager. On May 19, 2006, the Fund sold 277,256 Shares pursuant to the subscription commitments and the $30.6 million plus interest income was transferred into the Fund’s operating account. A portion of the proceeds were used to pay off $9.0 million of borrowings on the line of credit and to pay off $5.0 million of floating-rate mortgage debt on certain properties. The remaining funds were invested in cash and cash equivalents and will be used to fund future acquisitions.

On June 29, 2006, we accepted subscription agreements relating to the sale by the Fund of its Shares in the amount of approximately $26.5 million, which amount was received from subscribers and placed into an escrow account with PNC Bank, as escrow agent for the subscribers. Capital held in escrow is not available to be withdrawn by a subscriber. Under the terms of the subscription agreements, the issuance and sale of Shares to subscribers (the “Closing”) must occur within 100 calendar days of June 29, 2006 in one or more Closings. The right of the Manager to delay the subscribers’ purchase of Shares for up to 100 calendar days allows the Manager to manage the possible dilutive effect on the Fund’s performance of new capital prior to the time it can be invested and facilitates the ability of the Fund’s Advisor to make appropriate real estate investments that correspond with the amount of capital raised. The price at which new Shares are sold to subscribers is the per Share net asset value of the Fund, or Current Share Price (See Note 7), determined as of the end of the most recently completed calendar quarter prior to the relevant Closing.

Financing

One of our investment strategies is to use leverage in an effort to improve the overall performance of the Fund. Our target is to maintain an overall Fund Portfolio level loan-to-value ratio of approximately 65%, with an individual asset’s long-term loan-to-value ratio not to exceed 75%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at June 30, 2006 and December 31, 2005 for such debt. The Unconsolidated Debt table provides information on our pro rata share of the joint venture debt.

Consolidated Debt

	June 30, 2006		December 31, 2005
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$337,504,370	5.52%	$273,090,602	5.46%
Variable	—	—	5,000,000	5.69%

Total	$337,504,370	5.52%	$278,090,602	5.47%

Unconsolidated Debt

	June 30, 2006		December 31, 2005
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$92,736,625	5.60%	$93,252,831	5.60%
Variable	—	—	—	—
Total	$92,996,537	5.60%	$93,252,831	5.60%

Given the recent favorable interest rate environment, we have placed mostly fixed-rate financing with terms ranging from 5 to 10 years. Three loans secured by the Consolidated Properties had floating-rate tranches totaling $5.0 million at December 31, 2005. The floating-rate tranches were based on LIBOR plus 140 basis points (5.69% at December 31, 2005). On May 25, 2006, we repaid the $5.0 million of floating-rate loans from the proceeds of the sale of Common Stock, which occurred on May 19, 2006.

We anticipate that we will continue to use fixed-rate debt to acquire real estate investments and maintain the 65% loan-to-value ratio on the Fund Portfolio as long as interest rates remain favorable.

Line of Credit

In late 2004, we entered into a $10.0 million line of credit agreement to cover short-term capital needs for acquisitions and working capital. The line of credit bore interest at LIBOR plus 1.50% or the prime rate. The line of credit was increased to $15.0 million on March 29, 2005. On December 21, 2005, we cancelled the existing line of credit and obtained a new $30.0 million line of credit that can be expanded to $50.0 million once the Fund reaches $300 million in NAV, subject to certain financial covenants. The line of credit expires on December 21, 2006, but can be renewed for one year upon the agreement of the borrower and lender. The new line of credit carries interest at rates that approximate LIBOR plus 1.80% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. No borrowings were outstanding on our line of credit at December 31, 2005. As of April 21, 2006, we had $7.0 million outstanding on our line of credit which was used to fund the acquisition of Metropolitan Park North. On May 5, 2006, we borrowed an additional $3.0 million on our line of credit to fund the Havertys Furniture expansion and for working capital. On May 15, 2006, we paid down $1.0 million in borrowings on our line of credit from the proceeds of the Havertys Furniture construction loan funding. On May 19, 2006, we paid down $2.0 million in borrowings on our line of credit from the proceeds of the sale of Common Stock on May 19, 2006. On May 23, 2006, we paid down the remaining $7.0 million in borrowings on our line of credit from the proceeds of the sale of Common Stock. As of June 30, 2006, we had no borrowings on our line of credit.

We anticipate that we will need a line of credit throughout the life of the Fund to accomplish our acquisition and operational objectives. In this respect, monies borrowed on our line of credit will be repaid from three sources:

•	placing fixed-rate mortgages on the Fund Portfolio

•	cash flow generated by the Fund Portfolio

•	sales of our equity securities.

Off Balance Sheet Arrangements

We are not subject to any off balance sheet arrangements.

Contractual Cash Obligations and Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence.

During the six months ended June 30, 2006, we entered into contractual commitments on the following borrowings:

•	an additional $3.5 million on the Havertys Furniture construction loan; and

•	$61.0 million on a mortgage loan secured by Metropolitan Park North at 5.73% fixed-rate for seven years, interest-only for the first four years.

During 2006, we borrowed $10.0 million on our line of credit and $1.1 million on the Havertys Furniture construction loan. We paid off the $10.0 million of outstanding borrowings on our line of credit and paid off our $5.0 million of variable-rate mortgage debt during May 2006 from the proceeds of Common Stock sales.

Commitments

As part of the acquisition of the TNT Logistics property, in exchange for $500 we were granted an option to purchase a portion of adjacent land if the tenant chooses to expand its facility in accordance with the terms of its lease. If the tenant exercises its option to expand its facility, then we can acquire the additional portion of land subject to the terms and conditions of that certain Expansion Option Agreement dated as of December 31, 2004, which agreement provides among other things the terms and conditions pursuant to which the purchase price for the adjacent land shall be determined.

In February 2005, Havertys Furniture gave us an expansion notice that required us to expand the building by 297,000 square feet at an approximate cost of $11.2 million. In July 2005, Havertys Furniture signed a lease amendment to extend its lease term through 2021. Construction began in May 2005 and was completed in April 2006. On December 30, 2005, we obtained an $11.5 million fixed-rate construction loan, of which $10.1 million and $6.6 million had been borrowed at June 30, 2006 and December 31, 2005, respectively. The construction loan matures in 2015, bearing interest at a fixed-rate of 6.19%, interest-only for the first four years.

As part of the acquisition of Pacific Medical Office Portfolio, the limited liability company that we invested in, which owns the portfolio, entered into an option agreement that gives the seller the right to effect a put to sell two medical office buildings to the limited liability company between March 21, 2007 and June 21, 2007. During the same exercise period, the limited liability company will have the right to effect a call to buy the two medical office buildings. The purchase price is equal to the net operating income of the two buildings (projected forward for twelve months, subject to adjustments) divided by a capitalization rate of 7.75%. No initial investment was required by the limited liability company, but a $500,000 deposit was put up as collateral for the contract. The purchase price is expected to be between $10.4 and $19.1 million depending on the building’s net operating income. If neither party exercises the option by the expiration of the agreement, the contract becomes null and void and the deposit will be returned. The deposit will be impounded by the seller if the limited liability company fails to purchase the buildings after the put option notice has been given.

At acquisition, the Pacific Medical Office Portfolio mortgage debt required that we deposit $1.6 million into an escrow account to fund future capital expenditures, tenant improvements and leasing commissions. Additionally, we are required to deposit approximately $590,000 into this escrow account during 2006, which we expect to fund from operating cash flows generated by the Pacific Medical Office Portfolio. As of June 30, 2006, we had deposited approximately $384,000 in the escrow account.

The mortgage loan secured by Metropolitan Park North requires that on or before April 1, 2009, we are obligated to post a $3.9 million reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3.9 million deposit to us. If the tenant fails to provide notice of its renewal, we are obligated to post an additional $2.8 million deposit into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s).

REIT Requirements

To remain qualified as a real estate investment trust for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and at least 90% of ordinary taxable income to stockholders.

The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of our board of directors regarding distributions:

•	scheduled increases in base rents of existing leases;

•	changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases;

•	changes in occupancy rates at existing properties and procurement of leases for newly developed properties;

•	necessary capital improvement expenditures or debt repayments at existing properties; and

•	our share of distributions of operating cash flow generated by the unconsolidated real estate affiliates, less management costs and debt service on additional loans that have been or will be incurred.

We anticipate that operating cash flow, and potential new debt or equity from our future equity offerings or refinancings, will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our stockholders in accordance with the requirements of the Code.

Recently Issued Accounting Pronouncements And Developments

As described in Note 11, new accounting pronouncements have been issued that are effective for the current or subsequent year. Certain new accounting pronouncements have had or are expected to have an impact on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We have not entered into any transactions using derivative instruments. We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancings. As of December 31, 2005, we had consolidated debt of $280.4 million, including $5.0 million of variable-rate debt and a $2.3 million premium on the assumption of debt. None of the variable-rate debt is subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $5.0 million of variable-rate debt would result in an approximately $12,500 annualized increase or decrease in consolidated interest expense and operating cash flows.

As of June 30, 2006, we had consolidated fixed-rate debt of $339.6 million including a $2.1 million premium on the assumption of debt. We had no variable-rate debt as of June 30, 2006. If we finance future property acquisitions with variable-rate debt, our interest rate risk will increase. In addition, we currently have a $30.0 million variable interest rate line of credit. To the extent we draw on our line of credit, we will be subject to additional interest rate risk. As of June 30, 2006, we had no borrowings outstanding under our line of credit.

All of our Unconsolidated Properties are financed with fixed-rate debt. We are therefore not subject to interest rate exposure at these properties.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2005, the fair value of our mortgage notes payable and other debt payable is estimated to be approximately $1.5 million lower than the carrying value of $280.4 million. If treasury rates were to increase by 25 basis points, the fair value of our mortgage notes payable and other debt payable would be approximately $5.7 million lower than the carrying value.

At June 30, 2006, the fair value of our mortgage notes payable and other debt payable is estimated to be approximately $15.0 million lower than the carrying value of $339.6 million. If treasury rates were to increase or decrease by 25 basis points, the fair value of our mortgage notes payable and other debt payable would change by approximately $4.6 million.

ITEM 4.	Controls and Procedures.

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective. Such disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A.	Risk Factors.

The most significant risk factors applicable to the Fund are described in Item 1A of the Form 10. There have been no material changes to the risk factors previously disclosed in the Form 10.

ITEM 2.	Unregistered Sales Of Securities And Use Of Proceeds.

Date	Total Number of Shares Sold	Sales Price	Proceeds	Use of Proceeds
May 3, 2006 (1)	8,198	$108.08	$886,082	Used for working capital needs
May 19, 2006	277,256	$110.73	$30,702,003	Used to pay off floating-rate debt and invest in cash and cash equivalents

(1)	This sale occurred pursuant to our dividend reinvestment plan.

We relied on the exemption from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act in connection with the closing of the unregistered sales listed above. All shares were sold to accredited investors within the meaning of Regulation D promulgated under the Securities Act. Each investor provided a written representation that it was an accredited investor and the Fund did not engage in general solicitation. With the exception of the Shares sold through our dividend reinvestment plan, UST Securities Corp., an affiliate of the Manager, acted as placement agent in connection with the sale of all of these Shares.

ITEM 6.	Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: August 9, 2006	By:	/s/ Lee A. Gardella
Lee A. Gardella
President and Co-Chief Executive Officer