Form 10-Q
period 2006-09-30
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2006-11-03
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-51948

Excelsior LaSalle Property Fund, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-1432284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

225 High Ridge Road, Stamford, CT, 06905-3039

(Address of principal executive offices, including Zip Code)

(203) 352-4400

(Registrant’s telephone number, including area code)

N / A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on November 3, 2006 was 2,647,384.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Investments in real estate:
Land	$53,775,193	$42,875,193
Buildings and equipment	375,393,390	299,193,596
Development in progress	—	8,115,005
Less accumulated depreciation	(8,462,357)	(2,710,200)

Net property and equipment	420,706,226	347,473,594
Investments in unconsolidated real estate affiliates	48,488,127	51,708,531

Net investments in real estate	469,194,353	399,182,125
Cash and cash equivalents	16,423,153	8,161,608
Restricted cash	5,282,969	3,934,211
Tenant accounts receivable, net	1,462,905	313,160
Deferred expenses, net	2,948,070	2,725,893
Acquired intangible assets, net	81,889,328	78,207,106
Deferred rent receivable	2,304,106	1,096,446
Prepaid expenses and other assets	8,671,079	8,723,377

TOTAL ASSETS	$588,175,963	$502,343,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes and other debt payable	$339,561,211	$280,361,461
Accounts payable and other accrued expenses	3,945,999	10,787,443
Distributions payable	4,191,147	3,028,174
Accrued interest	1,557,238	626,268
Accrued real estate taxes	2,547,623	1,562,919
Manager and advisor fees payable	1,300,346	2,264,210
Acquired intangible liabilities, net	13,029,269	14,846,412

TOTAL LIABILITIES	366,132,833	313,476,887
Minority interest	2,503,213	2,812,126
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock: $0.01 par value; 5,000,000 shares authorized; 2,394,941 and 1,937,943 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	23,949	19,379
Additional paid-in capital	246,614,807	196,258,031
Distributions to stockholders	(21,550,845)	(10,183,310)
Accumulated deficit	(5,547,994)	(39,187)

Total stockholders’ equity	219,539,917	186,054,913

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$588,175,963	$502,343,926

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenues:
Minimum rents	$10,427,787	$3,442,615	$29,873,621	$8,940,071
Tenant recoveries and other rental income	2,661,636	446,917	7,493,353	1,027,466

Total revenues	13,089,423	3,889,532	37,366,974	9,967,537
Operating expenses:
Real estate taxes	1,246,367	382,732	3,797,047	1,076,483
Property operating	2,615,881	178,247	6,597,334	264,234
Fund level expenses	586,655	252,552	1,512,977	593,298
Provision for doubtful accounts	117,322	—	249,334	—
General and administrative	1,275,477	752,503	3,747,919	1,670,641
Depreciation and amortization	4,924,006	1,165,512	13,992,982	3,072,816

Total operating expenses	10,765,708	2,731,546	29,897,593	6,677,472

Operating income	2,323,715	1,157,986	7,469,381	3,290,065
Other income and (expenses):
Interest income	408,679	153,364	994,179	376,591
Interest expense	(4,826,706)	(1,335,409)	(13,670,460)	(3,539,713)
Loss allocated to minority interest	46,980	—	112,828	—
Equity in income of unconsolidated affiliates	230,845	236,646	37,988	393,348

Total other income and (expenses):	(4,140,202)	(945,399)	(12,525,465)	(2,769,774)

Net income (loss)	$(1,816,487)	$212,587	$(5,056,084)	$520,291

Income (loss) per share-basic and diluted	$(0.75)	$0.16	$(2.25)	$0.47

Weighted average common stock outstanding-basic and diluted	2,427,099	1,345,983	2,242,169	1,116,314

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	(Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2006	1,937,943	$19,379	$196,258,031	$(10,183,310)	$(39,187)	$186,054,913
Issuance of common stock	503,690	5,037	55,163,874	—	—	55,168,911
Repurchase of common stock	(46,692)	(467)	(4,807,098)	—	(452,723)	(5,260,288)
Net loss	—	—	—	—	(5,056,084)	(5,056,084)
Distributions declared ($5.25 per share)	—	—	—	(11,367,535)	—	(11,367,535)

Balance, September 30, 2006	2,394,941	$23,949	$246,614,807	$(21,550,845)	$(5,547,994)	$219,539,917

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,056,084)	$520,291
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	(112,828)	—
Depreciation	5,752,157	1,620,106
Amortization of in-place lease intangible assets	8,199,805	1,452,710
Amortization of net above- and below-market in-place leases	(1,086,431)	(672,140)
Amortization of financing fees	442,008	150,756
Amortization of debt premium	(214,018)	—
Amortization of deferred expenses	41,020	—
Provision for doubtful accounts	249,334	—
Equity in income of unconsolidated affiliates	(37,988)	(393,348)
Distributions of income received from unconsolidated affiliates	213,923	797,605
Net changes in assets and liabilities:
Tenant accounts receivable	(1,381,442)	(227,873)
Deferred rent receivable	(1,207,660)	(669,580)
Prepaids and other assets	47,682	(510,818)
Accounts payable and accrued expenses	(320,245)	1,399,733

Net cash provided by operating activities	5,529,233	3,467,442
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(94,332,566)	(59,982,262)
Capital improvements	(2,678,143)	—
Deposits for investments under contract	(2,000,000)	1,000,000
Distributions received from unconsolidated affiliates in excess of income	3,044,469	2,147,648
Investments in unconsolidated affiliates	—	(25,004,469)
Loan escrows	138,721	—

Net cash used in investing activities	(95,827,519)	(81,839,083)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	52,543,651	40,469,248
Repurchase of common stock	(5,260,288)	—
Distributions to stockholders	(7,579,302)	(2,810,649)
Distributions paid to minority interest	(196,085)	—
Deposits on interest rate locks	—	25,500
Draws on credit facility	19,000,000	16,000,000
Payments on credit facility	(19,000,000)	(12,000,000)
Debt issuance costs	(361,913)	(506,408)
Proceeds from mortgage notes and other debt payable	64,413,768	35,850,000
Principal payments on mortgage notes and other debt payable	(5,000,000)	—

Net cash provided by financing activities	98,559,831	77,027,691

Net increase (decrease) in cash and cash equivalents	8,261,545	(1,343,950)
Cash and cash equivalents at the beginning of the period	8,161,608	3,393,924

Cash and cash equivalents at the end of the period	$16,423,153	$2,049,974

Supplemental disclosure of cash flow information:
Interest paid	$12,531,571	$3,172,324

Interest capitalized	$20,071	$20,718

Non-cash activities:
Distributions payable	$1,162,973	$2,358,165
Release of restricted cash for TIF note receivable	—	4,556,690
Stock issued through dividend reinvestment plan	2,625,260	696,581
Liability for investments in real estate	3,486,939	—
TNT option payment	499,500	—

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

General

Excelsior LaSalle Property Fund, Inc. (sometimes referred to as “we”, “us”, “our” or the “Fund”) is a Maryland corporation and was incorporated on May 28, 2004 (“Inception”) under the name LaSalle Property Fund, Inc. We initially issued 1,000 shares of $.01 par value Class A common stock (the “Common Stock” or “Shares”) to a sole stockholder, LaSalle U.S. Holdings, Inc. (“LUSHI”). On December 17, 2004, we changed our legal name to Excelsior LaSalle Property Fund, Inc. The Fund was created to provide accredited investors with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 5,000,000 Shares of Common Stock.

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

On December 23, 2004, we held an initial closing (the “Initial Closing”) and sold an additional 836,100 Shares for $100 per share to approximately 400 accredited investors. Concurrent with the Initial Closing, LUSHI received a distribution equal to the return generated by the Fund while LUSHI was our sole stockholder based on an agreement among LUSHI, the manager of the Fund and the Fund and the return of the excess capital of $40,082,667, leaving $10,000,000 of LUSHI’s initial investment in the Fund. To give effect to LUSHI’s investment, LUSHI was issued an additional 99,000 Shares at the Initial Closing, which along with the initial 1,000 shares issued on May 28, 2004 as noted above, reflect a total investment by LUSHI of $10,000,000 for which it received 100,000 Shares. Also on December 23, 2004, our sponsor, U.S. Trust Company, N.A., acting through its investment advisory division, U.S. Trust Company, N.A. Asset Management Division, became the manager of the Fund. On December 16, 2005, UST Advisers, Inc., a wholly-owned subsidiary of U.S. Trust Company, N.A., assumed the duties and responsibilities of U.S. Trust Company, N.A. Asset Management Division and became the manager of the Fund (the “Manager”). The Manager is registered as an investment advisor with the SEC. The Manager has the day-to-day responsibility for our management and administration pursuant to a management agreement between us and the Manager (the “Management Agreement”). On March 31, 2006, U.S. Trust Company, N.A. merged with its affiliate, United States Trust Company, National Association (“U.S. Trust”), with U.S. Trust as the surviving entity. The Manager is a wholly-owned subsidiary of U.S. Trust. U.S. Trust is a wholly-owned subsidiary of U.S. Trust Corporation, which is in turn a wholly-owned subsidiary of The Charles Schwab Corporation, a New York Stock Exchange-listed financial services firm.

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

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. For the three and nine months ended September 30, 2006, $453,253 and $1,207,660, respectively, have been recognized as straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases), all of which are included in deferred rent receivable in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2005, $230,017 and $669,580, respectively, have been recognized as straight-line rent revenue. Also included, as an increase to minimum rents, for the three and nine months ended September 30, 2006, are $328,533 and $1,086,431, respectively, of accretion related to above- and below-market in-place leases at properties acquired as provided by Financial Accounting Standards Board (“FASB”) Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Included, as an increase to minimum rents, for the three and nine months ended September 30, 2005 are $210,834 and $672,140, respectively of accretion related to above- and below-market in-place leases. Recoveries from tenants are estimated based upon the terms in the tenant leases and relate to taxes, insurance and other operating expenses. Recoveries are recognized as revenues in the period the applicable costs are incurred.

Percentage rents are recognized when earned as certain tenant sales volume targets, as specified by the lease terms, are met. For the three and nine months ended September 30, 2006, $5,348 and $92,037, respectively, have been recognized in tenant recoveries and other rental income. No percentage rent was recognized for the three and nine months ended September 30, 2005.

We provide an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At September 30, 2006 and December 31, 2005, our allowance for doubtful accounts was $247,853 and $0, respectively.

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

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at September 30, 2006 and December 31, 2005 was $710,454 and $227,426, respectively.

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

Financial Instruments

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items and we have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The carrying value of our notes receivable approximated their fair value at December 31, 2005. The fair value of our notes receivable is approximately $0.2 million lower than the aggregate carrying amounts at September 30, 2006. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying consolidated balance sheets at amounts which are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt). The fair value of our mortgage notes and other debt payable was approximately $5.3 million and $1.5 million lower than the aggregate carrying amounts at September 30, 2006 and December 31, 2005, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. As of September 30, 2006, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 1 to 29 years.

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles and acquired non-amortizing land purchase options, which are reported net of accumulated amortization of $12,203,183 and $3,084,133 at September 30, 2006 and December 31, 2005, respectively, on the accompanying consolidated balance sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $3,699,954 and $1,694,278 at September 30, 2006 and December 31, 2005, respectively, on the accompanying consolidated balance sheets. Our amortizing intangible assets are reviewed for impairment annually, on December 31 each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value in accordance with SFAS 144. To the extent an impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations. Our non-amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A non-amortizing intangible asset is considered to be impaired when the carrying amount of the non-amortizing intangible asset is greater than its fair value in accordance with SFAS 142. To the extent an impairment has occurred, the excess of the carrying value of the non-amortizing intangible asset over its estimated fair value will be charged to operations.

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

Earnings Per Share (“EPS”)

Basic per share amounts are based on the weighted average of shares outstanding of 2,427,099 and 2,242,169 for the three and nine months ended September 30, 2006, respectively. Basic per share amounts are based on the weighted average of shares outstanding of 1,345,983 and 1,116,314 for the three and nine months ended September 30, 2005, respectively. We have no dilutive or potentially dilutive securities.

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

NOTE 3—PROPERTY

The primary reason we make acquisitions of real estate investments in the retail, office and industrial property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The wholly owned properties held within the Fund as of September 30, 2006 are as follows:

Property	Sector	Square Feet	Location	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	8/27/2004	$59.6 Million
Havertys Furniture (1)	Industrial	808,000	Braselton, GA	12/3/2004	$28.5 Million
Hagemeyer Distribution Center	Industrial	300,000	Auburn, GA	12/3/2004	$10.2 Million
TNT Logistics (2)	Industrial	722,000	Monee, IL	12/31/2004	$25.2 Million
Georgia Door Sales Distribution Center	Industrial	254,000	Austell, GA	2/10/2005	$8.5 Million
105 Kendall Park Lane	Industrial	409,000	Atlanta, GA	6/30/2005	$18.8 Million
Waipio Shopping Center	Retail	137,000	Waipahu, HI	8/1/2005	$30.5 Million
Marketplace at Northglenn	Retail	439,000	Northglenn, CO	12/21/2005	$91.5 Million
Metropolitan Park North	Office	186,000	Seattle, WA	3/28/2006	$89.2 Million

(1)	Includes 297,000 square feet of development constructed subsequent to the acquisition date. Acquisition price does not include $11.2 million of construction costs related to this development.
(2)	On December 31, 2004, we extended an approximate $24.8 million mortgage loan to an unrelated real estate developer secured by TNT Logistics. The loan required monthly interest-only payments equal to the base rent paid by the tenant. Simultaneous with the signing of the loan agreement, we entered into an option agreement to purchase TNT Logistics for the remaining loan balance plus a $500,000 option payment. Based on the provisions of FIN 46(R), TNT Logistics was consolidated in the Fund beginning on the date we extended the loan. On March 30, 2006, we exercised the purchase option and acquired a 100% equity interest in the TNT Logistics property for the outstanding loan balance plus the $500,000 option payment.

We allocated the purchase price of our 2005 acquisitions in accordance with SFAS No. 141 as follows:

	Georgia Door Sales Distribution Center	105 Kendall Park Lane	Waipio Shopping Center	Marketplace at Northglenn
Land	$1,650,870	$2,655,900	$13,424,686	$15,657,642
Building and equipment	5,571,806	12,823,186	14,756,055	66,225,641
In-place lease intangible	1,289,891	2,202,437	3,495,741	9,110,310
Above-market lease intangible	—	1,099,137	—	285,914
Below-market lease intangible	(12,666)	—	(1,191,369)	(2,853,815)
ESTIP note receivable	—	—	—	3,050,000

	$8,499,901	$18,780,660	$30,485,113	$91,475,692

Weighted average amortization period for intangible assets and liabilities	4 years	12 years	16 years	6 years

We allocated the purchase price of our 2006 acquisition in accordance with SFAS No. 141 as follows:

Metropolitan Park North
Land	$10,900,000
Building and equipment	64,006,369
In-place lease intangible	11,610,362
Above-market lease intangible	2,850,859
Below-market lease intangible	(188,530)

$89,179,060

Weighted average amortization period for intangible assets and liabilities	7 years

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

The limited liability company agreement provided for a two-year preferred return until August 24, 2006 to the Fund based on a formula of gross initial investment (approximately $79.9 million, which equals the aggregate consideration paid at acquisition plus our pro rata share of the existing mortgage debt) multiplied by 7.50% less our pro rata share of debt service. The preferred return was distributed quarterly, provided sufficient cash flow existed to make the payment. Since cash flow was not sufficient to cover the preferred return, the managing member, an unrelated third party, is liable to pay the balance of the preferred return to the Fund by January 30, 2007. The balance of the preferred return is approximately $1.5 million. From August 25, 2006 forward, available cash flow will be distributed to the members in proportion to their ownership interest.

111 Sutter Street

On March 29, 2005, we acquired an 80% membership interest in CEP Investors XII LLC, which owns 111 Sutter Street (“111 Sutter Street”) in San Francisco, California, a 284,000 square-foot, multi-tenant office building built in 1926 and renovated in 2001. The aggregate consideration paid for the 80% membership interest was approximately $24.6 million. Additionally, we extended a $6.0 million short-term second mortgage loan to the limited liability company. The purchase price and the $6.0 million, short-term second mortgage loan were funded by cash on hand of $18.9 million and a borrowing on our line of credit of $11.7 million. 111 Sutter Street was encumbered by an existing $48.9 million variable-rate mortgage loan at LIBOR plus 185 basis points. On June 22, 2005, the limited liability company finalized a $56.0 million fixed-rate mortgage loan maturing in 10 years at 5.58%. The majority of the proceeds from the loan were used to replace the existing mortgage loan debt on 111 Sutter Street and pay back the $6.0 million second mortgage loan to the Fund.

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

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2006	December 31, 2005
ASSETS
Investments in real estate	$174,646,497	$178,465,445
Cash and cash equivalents	1,732,157	2,065,849
Other assets	26,503,734	29,409,226

TOTAL ASSETS	$202,882,388	$209,940,520

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$158,522,653	$160,199,637
Due to affiliate	15,905	632,585
Other liabilities	8,156,304	8,193,274

TOTAL LIABILITIES	166,694,862	169,025,496
Members’ Equity	36,187,526	40,915,024

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$202,882,388	$209,940,520

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2006	December 31, 2005
Members’ equity	$36,187,526	$40,915,024
Less: other members’ equity	(12,786,610)	(13,755,725)
Purchase price in excess of ownership interest in unconsolidated real estate affiliates (a)	25,087,211	24,549,232

Fund Investments in unconsolidated real estate affiliates	$48,488,127	$51,708,531

(a)	The purchase price in excess of our ownership interest in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The excess is being amortized over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Total revenues	$7,509,778	$7,097,616	$21,515,389	$18,154,762
Total operating expenses	5,038,373	4,627,741	14,697,960	12,004,977

Operating income	2,471,405	2,469,875	6,817,429	6,149,785
Total other expenses	2,209,611	2,244,407	6,665,709	5,892,436

Net income	$261,794	$225,468	$151,720	$257,349

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net income of unconsolidated real estate affiliates	$261,794	$225,468	$151,720	$257,349
Other members’ share of net (income) loss	(11,380)	(4,170)	42,390	128,913
Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(6,069)	18,370	(136,872)	(105,535)
Other income (expense) from unconsolidated real estate affiliates	(13,500)	(3,022)	(19,250)	112,621

Fund equity in income of unconsolidated real estate affiliates	$230,845	$236,646	$37,988	$393,348

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

Pacific Medical Office Portfolio
Building	$105,115,323
In place lease intangible (1)	20,117,757
Above-market lease intangible (1)	1,658,320
Ground lease intangible (2)	12,674,421
Tenant improvement and lease commission funding commitment (3)	5,146,895
Debt assumption fee (4)	843,040
Below-market lease intangible (1)	(2,757,456)
Debt premium	(2,282,854)
Assumption of mortgage notes payable	(84,304,000)

$56,211,446

(1)	The weighted average amortization period for the in place and above-and below-market lease intangible assets and liabilities is 4 years.
(2)	The weighted average amortization period for the intangible ground leases is 72 years.
(3)	Tenant improvement and lease commission funding is non-amortizing until the commitment is spent, then will be amortized over the life of the respective leases.
(4)	The weighted average amortization period for the debt assumption fee is 8 years.

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2016 and consist of the following:

Property	Maturity Date	Fixed / Floating	Rate	Amount Payable as of
				September 30, 2006	December 31, 2005
Monument IV at Worldgate	September 1, 2011	Fixed	5.29%	$38,000,000	$38,000,000
Havertys Furniture	January 1, 2015	Fixed	5.23%	18,100,000	18,100,000
Havertys Furniture	January 1, 2010	Floating	LIBOR + 1.40%	—	3,250,000
Havertys Furniture	January 1, 2015	Fixed	6.19%	10,050,370	6,636,602
Hagemeyer Distribution Center	January 1, 2015	Fixed	5.23%	6,500,000	6,500,000
Hagemeyer Distribution Center	January 1, 2010	Floating	LIBOR + 1.40%	—	1,000,000
Georgia Door Sales Distribution Center	January 1, 2015	Fixed	5.31%	5,400,000	5,400,000
Georgia Door Sales Distribution Center	January 1, 2010	Floating	LIBOR + 1.40%	—	750,000
TNT Logistics	April 1, 2012	Fixed	5.05%	16,700,000	16,700,000
105 Kendall Park Lane	September 1, 2012	Fixed	4.92%	13,000,000	13,000,000
Waipio Shopping Center	November 1, 2010	Fixed	5.15%	19,950,000	19,950,000
Marketplace at Northglenn	January 1, 2016	Fixed	5.50%	64,500,000	64,500,000
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	17,832,000	17,832,000
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,520,000	15,520,000
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	16,072,000	16,072,000
Pacific Medical Office Portfolio	March 1, 2014	Fixed	5.79%	34,880,000	34,880,000
Metropolitan Park North	April 1, 2013	Fixed	5.73%	61,000,000	—

				337,504,370	278,090,602
Debt premium on assumed debt				2,056,841	2,270,859

				$339,561,211	$280,361,461

We recognized a $2,282,854 premium on the debt, with an effective interest rate of 5.41%, assumed from the Pacific Medical Office Portfolio acquisition. Also included in mortgage notes and other debt payable is $226,013 and $11,995 of debt premium accumulated amortization at September 30, 2006 and December 31, 2005, respectively.

Aggregate principal payments of mortgage notes payable as of December 31, 2005 are as follows:

Year	Amount
2006	$194,293
2007	1,967,332
2008	3,130,911
2009	3,449,344
2010	29,252,062
Thereafter	240,096,660

Total	$278,090,602

Land, buildings, equipment, and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $499 million and $417 million at September 30, 2006 and December 31, 2005, respectively, have been pledged as collateral.

On May 25, 2006, we repaid the variable-rate mortgage loans payable related to Havertys Furniture, Hagemeyer Distribution Center, and Georgia Door Sales Distribution Center. The mortgage loans payable had a principal balance of $5.0 million, bore interest at a variable rate of LIBOR plus 1.40% and were scheduled to mature in January of 2010.

Line of Credit

In late 2004, we entered into a $10.0 million line of credit agreement to cover short-term capital needs for acquisitions and operations. The line of credit bore interest at LIBOR plus 1.50% or the prime rate. The line of credit was increased to $15.0 million on March 29, 2005. On December 21, 2005 we cancelled the existing line of credit and obtained a new $30.0 million line of credit, which can be expanded to $50.0 million once the Fund reaches $300 million in NAV (Refer to Note 7), subject to certain financial covenants. The line of credit expires on December 21, 2006, but can be renewed for one year upon the agreement of the borrower and lender. The new line of credit carries interest at rates that approximate LIBOR plus 1.80% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. No borrowings were outstanding on the lines of credit at September 30, 2006 and December 31, 2005. During 2006, we had drawn a total of $19.0 million on the line of credit to fund the acquisition of Metropolitan Park North, the Havertys Furniture expansion and for working capital needs, which we repaid during 2006.

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

Current Share Price Calculation. The Current Share Price equals the NAV as of the end of each quarter divided by the number of outstanding shares of all classes of capital stock of the Fund at the end of such quarter. During the first three quarters of the calendar year, the Current Share Price is calculated based on the real estate investment values determined by the Valuation Consultant and unaudited supplemental consolidated fair value information. The fourth quarter Current Share Price is calculated based on the real estate investment values determined by the Valuation Consultant and the supplemental consolidated fair value information.

At September 30, 2006 and December 31, 2005, the Current Share Price was $110.93 and $108.08 per share, respectively.

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. As of September 30, 2006, $26.5 million of subscription commitments were held in escrow, which will be brought into the Fund as needed for investment activities, but no later than October 7, 2006. For the nine months ended September 30, 2006, we sold 479,338 Shares for $52.5 million to subscribers whose funds were held in the escrow account. For the year ended December 31, 2005, we sold 989,698 Shares for $101.4 million to subscribers whose funds were held in the escrow account prior to being used to purchase Shares. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

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

Beginning in August 2006 we conducted a tender offer to repurchase up to $5.0 million of our outstanding Shares at the Current Share Price. Stockholders made redemption requests for 46,692 shares or $5.3 million. We availed ourselves of an SEC rule which allowed us to exceed our Tender Offer Amount by 2% of the outstanding Shares to honor all redemption requests. We repurchased and retired the Shares on September 8, 2006 using cash on hand.

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

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the nine months ended September 30, 2006, we issued 24,352 Shares for approximately $2.6 million under the plan. For the nine months ended September 30, 2005, we issued 6,962 Shares for approximately $0.7 million under the plan.

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

During the nine months ended September 30, 2006, Fannie Mae accounted for 12% of minimum base rents. During the nine months ended September 30, 2005, Fannie Mae, TNT Logistics North America, Inc. and Havertys Furniture Companies, Inc. accounted for 49%, 16%, and 15% of minimum base rents, respectively.

NOTE 9—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of NAV, calculated quarterly. Management and advisory fees for the three and nine months ended September 30, 2006 were $1,025,183 and $2,790,657, respectively, $1,025,183 of which is included in manager and advisor fees payable at September 30, 2006. Management and Advisory fees for the three and nine months ended September 30, 2005 were $505,105 and $1,186,597, respectively. Included in manager and advisor fees payable at December 31, 2005, was $686,599 of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. Before the Fund’s NAV exceeded $100 million, the variable fee was allocated entirely to the Advisor. The Fund’s NAV exceeded $100 million on April 1, 2005 and a portion of variable fee is now allocated to the Manager, with the remainder allocated to the Advisor. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850 million or more. The total variable fee for the three and nine months ended September 30, 2006 was $261,886 and $805,545, respectively, $275,163 of which is included in manager and advisor fees payable at September 30, 2006. The total variable fee for the three and nine months ended September 30, 2005 was $226,972 and $452,114, respectively. Included in manager and advisor fees payable at December 31, 2005 was $460,052 of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the three and nine months ended September 30, 2006 were $0 and $490,410, respectively, none of which is included in manager and advisory fees payable at September 30, 2006. Total acquisition fees for the three and nine months ended September 30, 2005 were $151,082 and $624,070, respectively. Included in manager and advisor fees payable at December 31, 2005, was $1,117,559 of acquisition fees. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful investments made by us and unsuccessful acquisitions for the three and nine months ended September 30, 2006 were $29,324 and $71,108 respectively, $29,324 of which is included in accounts payable and other accrued expenses at September 30, 2006. Total reimbursed due diligence costs related to successful investments made by us for the three and nine months ended September 30, 2005 were $262,583 and $286,787, respectively. Included in accounts payable and other accrued expenses at December 31, 2005, was $76,936 of reimbursed due diligence costs related to successful investments made by the Fund. Acquisition fees and due diligence costs for successful acquisitions are capitalized as part of the real estate acquisition. Costs for unsuccessful acquisitions are expensed.

On December 23, 2004, we entered into an expense limitation and reimbursement agreement with the Manager, which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the valuation consultant, auditors, stockholder administrator, legal counsel related to the organization of the Fund or share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the three and nine months ended September 30, 2006 were limited to $512,591 and $1,395,328, respectively, and therefore the Manager will carry forward $44,488 of Fund expenses as of September 30, 2006 that may be incurred in the future. Fund expenses for the three and nine months ended September 30, 2005 were limited to $252,552 and $607,010, respectively. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The expense limitation agreement expires on December 23, 2006. Expenses subject to the expense limitation agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the expense limitation agreement, such as expenses related to unsuccessful acquisitions and state franchise taxes and filing fees.

The Manager and Advisor agreed to waive a portion of their fees and expenses calculated on NAV greater than approximately $75 million until we were able to acquire additional real estate assets and appropriately leverage the portfolio. Total waived fees and expenses for the nine months ended September 30, 2005 were approximately $69,300. On April 1, 2005 the Manager and Advisor terminated the waiver.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid $4,500 each quarter for property management services performed at Monument IV. For the three and nine months ended September 30, 2006 and 2005, JLL was paid $4,500 and $13,500, respectively, for property management services performed at Monument IV. In December 2005, JLL was paid a $483,750 loan placement fee related to the mortgage debt on Northglenn.

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

In February 2005, Havertys Furniture gave us an expansion notice that required us to expand the building by 297,000 square feet at an approximate cost of $11.2 million. In July 2005, Havertys Furniture signed a lease amendment to extend its lease term through 2021. Construction began in May 2005 and was completed in April 2006. On December 30, 2005, we obtained an $11.5 million fixed-rate construction loan, of which $10.1 million and $6.6 million had been borrowed at September 30, 2006 and December 31, 2005, respectively. The construction loan matures on January 1, 2015, bearing interest at a fixed-rate of 6.19%, interest-only for the first four years.

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

At acquisition, the Pacific Medical Office Portfolio mortgage debt required that we deposit $1.6 million into an escrow account to fund future capital expenditures, tenant improvements and leasing commissions. Additionally, we are required to deposit approximately $590,000 into this escrow account during 2006, which we expect to be funded from operating cash flows generated by the Pacific Medical Office Portfolio. As of September 30, 2006, we had deposited approximately $490,000 in the escrow account.

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

In July 2006, the Fund escrowed a $1.0 million refundable deposit for the purchase of a medical office property in Folsom, California. In September 2006 the purchase agreement expired. The Fund was returned the refundable deposit in October 2006.

In September 2006, the Fund escrowed a $0.5 million refundable deposit for the purchase of a retail property in Slidell, Louisiana. If the property is acquired, total cost of the property will be approximately $23.1 million and debt will be assumed in the amount of $14.1 million, maturing in April 2014 at a fixed rate of 5.15%.

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

In September 2005, the EITF reached a consensus on EITF 04-5: “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. A general partner is assumed to control the limited partnership unless the limited partners have substantive kick-out rights or substantive participation rights. The consensus applies to new and modified agreements as of September 29, 2005 and will be applied to existing agreements beginning January 1, 2006. EITF 04-5 has not had, and we do not expect EITF 04-5 to have a significant impact on our consolidated financial statements.

In July 2005, the FASB issued FASB Staff Position (“FSP”) SOP 78-9-1: “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” This FSP eliminates the concept of “important rights” in paragraph .09 of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This FSP also amends paragraph .07 of SOP 78-9 to be consistent with revised paragraph .09. The Board believes that the effect of the rights held by minority partners on the assessment of control, and therefore consolidation, of a general partnership should be the same as the evaluation of limited partners’ rights in a limited partnership. The consensus applies to new and modified agreements as of September 29, 2005 and will be applied to existing agreements beginning January 1, 2006. FSP SOP 78-9-1 has not had, and we do not expect FSP SOP 78-9-1 to have a significant impact on our consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6: “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”. This FSP addresses how reporting entities should determine the variability to be considered in applying FIN 46(R), which will affect calculations of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 will be applied prospectively to all variable interest entities beginning the first day of the first reporting period after September 15, 2006. We have disclosed the Pacific Medical Office Portfolio as a variable interest entity. We expect FSP FIN 46(R)-6 will be considered in future considerations of variable interest entities.

In September 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. We are currently evaluating the impact of adopting this Interpretation.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We are currently evaluating the impact of adopting SAB 108.

NOTE 12—DISTRIBUTIONS PAYABLE

On September 26, 2006, our Board of Directors declared a $1.75 per share distribution to Stockholders of record as of September 30, 2006 payable on November 3, 2006.

NOTE 13—PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma condensed consolidated statement of operations of Excelsior LaSalle Property Fund, Inc. for the nine months ended September 30, 2006 is presented as if the acquisition of Metropolitan Park North made in March 2006 had occurred on January 1, 2006. The unaudited pro forma condensed consolidated statement of operations of Excelsior LaSalle Property Fund, Inc. for the nine months ended September 30, 2005 is presented as if (i) the acquisitions made in 2005 (Georgia Door Sales Distribution Center, the 80% interest in 111 Sutter Street, 105 Kendall Park Lane, Waipio Shopping Center, Marketplace at Northglenn and the 95% interest in the Pacific Medical Office Portfolio) and (ii) the acquisition made in 2006 (Metropolitan Park North) had all occurred on January 1, 2005. In our opinion, all adjustments necessary to reflect these transactions have been included. The pro forma condensed consolidated statements of operations are based upon the historical financial information of the Fund and the historical financial information of each of the above-mentioned entities for the nine months ended September 30, 2006 and 2005. Such pro forma financial information may not necessarily be indicative of what actual results of the Fund would have been if such transactions had been completed as of January 1, 2006 and 2005, nor does it purport to represent the results of operations for the future periods.

EXCELSIOR LASALLE PROPERTY FUND, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenues:
Minimum rents	$31,234,387	$30,824,874
Tenant recoveries and other rental income	7,845,443	6,500,690

Total revenues	39,079,830	37,325,564
Operating expenses:
Real estate taxes	3,896,844	3,641,578
Property operating	6,958,367	6,525,776
Fund level expenses	1,565,813	809,807
Provision for doubtful accounts	249,334	90,598
General and administrative	3,890,433	4,199,976
Depreciation and amortization	14,727,670	14,885,448

Total operating expenses	31,288,461	30,153,183

Operating income	7,791,369	7,172,381
Other income and (expenses):
Interest income	994,179	688,143
Interest expense	(14,659,517)	(13,898,742)
Loss allocated to minority interests	112,828	155,820
Equity in loss of unconsolidated affiliates	37,988	116,871

Total other income and (expenses):	(13,514,522)	(12,937,908)

Net loss (a)	$(5,723,153)	$(5,765,527)

Loss per share—basic and diluted	$(2.39)	$(2.41)

Weighted average common stock outstanding—basic and diluted (b)	2,394,941	2,394,941

(a)	Net loss includes pro forma adjustments for management and advisory fees, depreciation and amortization, interest expense and other adjustments to give effect to the acquisition activity described above.
(b)	Weighted average common stock outstanding has been adjusted to reflect total Shares outstanding at September 30, 2006 and 2005, assuming such shares had been issued and outstanding during the entire period since the proceeds from the Share issuances were used to acquire the 2005 and 2006 acquisitions.

NOTE 14—SUBSEQUENT EVENTS

On October 3, 2006 we sold 241,719 shares of Common Stock for $26.8 million. Proceeds of the sale were invested in a money market account and will be used for future acquisitions.

On October 18, 2006, we signed an agreement to purchase a 702,000 square foot industrial property located in Kansas City, Missouri for approximately $37.3 million. The property is currently under development with construction expected to be completed in January 2007. In accordance with the agreement, we placed a $2.0 million letter of credit with the seller issued under the terms of our line of credit.

On October 27, 2006 we placed a $242,000 non-refundable deposit, funded by cash on hand, on a $24.2 million mortgage loan to be secured by the Kansas City, Missouri industry property, maturing in six years at a fixed rate of 5.60%, interest only for the first five years.

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

Management Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. All references to numbered Notes are to specific notes to our Consolidated Financial Statements beginning on page 7 of this Form 10-Q, and which descriptions are incorporated into the applicable response by reference. References to “base rent” in this Form 10-Q refer to cash payments made under the relevant lease(s), excluding real estate taxes and certain property operating expenses that are paid by us and are recoverable under the relevant lease(s) and exclude adjustments for straight-line rent revenue and above- and below-market lease accretion (See Note 2).

The discussions surrounding our consolidated properties (our “Consolidated Properties”) refer to our wholly or majority owned and controlled properties, which as of December 31, 2005 were comprised of: Monument IV at Worldgate, Havertys Furniture, Hagemeyer Distribution Center, Georgia Door Sales Distribution Center, TNT Logistics, 105 Kendall Park Lane, Waipio Shopping Center, Marketplace at Northglenn and the Pacific Medical Office Portfolio. As of September 30, 2006, our Consolidated Properties also included Metropolitan Park North, which was acquired on March 28, 2006. Our unconsolidated properties, which are owned through joint venture arrangements (our “Unconsolidated Properties”), consisted of Legacy Village and 111 Sutter Street as of December 31, 2005 and September 30, 2006. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

The following tables summarize our diversification by property sector and geographic region based upon the estimated fair value of our Consolidated and Unconsolidated Properties as of September 30, 2006.

Property Sector Diversification

Estimated Percent of Fair Value September 30, 2006
Consolidated Properties
Office
Commercial Office	30%
Medical Office	26%
Retail	23%
Industrial	21%
Apartment	—

Estimated Percent of Fair Value September 30, 2006
Unconsolidated Properties
Office
Commercial Office	48%
Medical Office	—
Retail	52%
Industrial	—
Apartment	—

Geographic Region Diversification

Estimated Percent of Fair Value September 30, 2006
Consolidated Properties
East	13%
West	66%
Midwest	5%
South	16%

Estimated Percent of Fair Value September 30, 2006
Unconsolidated Properties
East	—
West	48%
Midwest	52%
South	—

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

Acquisitions

Consolidated Properties

Consolidated Property acquisitions completed during 2004, 2005 and through September 30, 2006 are as follows:

Property	Type	Location	Acquisition Date	Gross Purchase Price in millions (1)	New or Assumed Debt in millions
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	$59.6	$38.0
Havertys Furniture	Industrial	Braselton, GA	December 3, 2004	28.5	21.4
Hagemeyer Distribution Center	Industrial	Auburn, GA	December 3, 2004	10.2	7.5
TNT Logistics	Industrial	Monee, IL	December 31, 2004	25.2	16.7
Georgia Door Sales Distribution Center	Industrial	Austell, GA	February 10, 2005	8.5	6.2
105 Kendall Park Lane	Industrial	Atlanta, GA	September 30, 2005	18.8	13.0
Waipio Shopping Center	Retail	Waipahu, HI	August 1, 2005	30.5	20.0
Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	91.5	64.5
Pacific Medical Office Portfolio (2)	Office	CA and AZ	December 21, 2005	132.8	84.3
Metropolitan Park North	Office	Seattle, WA	March 28, 2006	89.2	61.0

(1)	Gross purchase price includes purchase price plus acquisition costs, but does not include additional capital expenditures made after the acquisition date.

(2)	We acquired a 95% economic interest in the limited liability company that owns leasehold interests in the Pacific Medical Office Portfolio.

2004 Acquisitions

Monument IV at Worldgate is a 228,000 square-foot office building in Herndon, Virginia, a suburb of Washington, D.C. The property is 100% leased under a net lease to Fannie Mae. The lease expires in 2011.

Havertys Furniture is a 511,000 square-foot industrial building located in Jackson County, Georgia, a suburb of Atlanta. The property is 100% leased under a net lease through 2021 to a single tenant. The property serves as the southeastern United States distribution center for a 125 year-old furniture retailer. The tenant exercised an expansion option during 2005 that required us to expand the building size by approximately 297,000 square-feet with occupancy beginning in 2006 at a total cost of approximately $11.2 million. At December 31, 2005, we had incurred $8.1 million in construction costs attributable to this expansion and had borrowed, via a construction loan, $6.6 million of these costs at a fixed-rate of 6.19%. At September 30, 2006 we had incurred all the expansion costs and had borrowed $10.1 million on the construction loan. We expect increased rents from this expansion to generate favorable cash flows.

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

Waipio Shopping Center is a 137,000 square-foot grocery anchored shopping center located in Waipahu, Hawaii. The property’s largest tenants are Calvary Chapel of Pearl Harbor, Foodland grocery store and Outback Steakhouse. The property is 100% leased, with leases expiring through 2034. Tenants of this center pay their pro rata share of the property’s operating expenses.

Marketplace at Northglenn is a 439,000 square-foot power center located in suburban Denver, Colorado. The property’s largest tenants include Bed, Bath & Beyond, Gart Sports, Ross Stores, Office Depot and Marshall’s. The property is 99% leased, with lease expirations through 2020. Tenants of this center pay their pro rata share of the property’s operating expenses.

Pacific Medical Office Portfolio is a 755,000 square-foot medical office building portfolio located mainly on the campuses of Catholic Healthcare West hospitals. The fifteen buildings are located in southern California and Phoenix, Arizona. The portfolio is 93% leased. The property’s largest tenants include Catholic Healthcare West, Facey Medical Group and San Dimas Medical Group, Inc. The portfolio has a mixture of tenants who pay their pro rata share of operating expenses and those that do not pay any operating expenses.

2006 Acquisition (through September 30, 2006)

Metropolitan Park North is a 186,000 square-foot, multi-tenant office building with a five-level parking garage located in Seattle, Washington with lease expirations through 2016. The property is 99% leased, under net leases. The property’s largest tenants include Nordstrom’s information technology group and a 24 Hour Fitness center.

Unconsolidated Properties

Unconsolidated Properties acquired during 2004 and 2005 are as follows:

Property	Type	Location	Acquisition Date	Gross Purchase Price in millions(1)	New or Assumed Debt in millions	Share of New or Assumed Debt at in millions(2)
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	$80.6	$104.2	$48.5
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	68.4	56.0	44.8

(1)	Gross purchase price consists of purchase price plus acquisition costs for our interest, but does not include additional capital expenditures made after the acquisition date.
(2)	Our share of the Unconsolidated Properties new or assumed debt is based on our ownership percentages.

2004 Acquisition

We have a 46.5% ownership interest in the limited liability company that owns Legacy Village, a 595,000 square-foot lifestyle retail center in Lyndhurst, Ohio, an eastern suburb of Cleveland. The property’s largest tenants include Expo Design Center (the store closed in August 2005, but continues to pay rent under a long-term lease that runs through 2044), Dick’s Sporting Goods, Giant Eagle, Crate & Barrel and Joseph Beth Books. The property is 96% leased with leases expiring between 2007 and 2044. Tenants of this center pay their pro rata share of the property’s operating expenses. See Part II, “Item 1A. Risk Factors” below for additional information regarding Legacy Village.

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

Increases in all operating line items from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006 are directly attributable to the acquisition of the real estate investments that occurred during 2005 and 2006. We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. We consider comparable real estate investments to represent properties owned by us at September 30, 2006, which were also owned by us during the entire nine month period ending on September 30, 2005. Comparable real estate investments at September 30, 2006 consist of Monument IV at Worldgate, Havertys Furniture, Hagemeyer Distribution Center and TNT Logistics.

Results of Operations for the three months ended September 30, 2006 and 2005:

Revenues

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	$ Change	% Change
Revenues:
Minimum rents	$10,427,787	$3,442,615	$6,985,172	202.9%
Tenant recoveries and other rental income	2,661,636	446,917	2,214,719	495.6%

Total revenues	$13,089,423	$3,889,532	$9,199,891	236.5%

Included in minimum rents, as increases, are SFAS 141 and 142 above- and below-market lease accretion (See Note 2) of $328,533 and $210,834 for the three months ended September 30, 2006 and 2005, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $453,253 and $230,017 for the three months ended September 30, 2006 and 2005, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	$ Change	% Change
Revenues:
Minimum rents	$2,955,159	$2,595,299	$359,860	13.9%
Tenant recoveries and other rental income	235,159	231,998	3,161	1.4%

Total revenues	$3,190,318	$2,827,297	$363,021	12.8%

	Total Revenues Reconciliation
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Total revenues:
Comparable real estate investments	$3,190,318	$2,827,297
Non-comparable real estate investments	9,899,105	1,062,235

Total revenues	$13,089,423	$3,889,532

Total revenues at comparable real estate investments increased for the three months ended September 30, 2006 over the same period in 2005 as a result of additional rental revenue related to the Havertys Furniture expansion (See Note 10) of approximately $358,000, while tenant recoveries tracked prior year recoveries.

Operating Expenses

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	$ Change	% Change
Operating expenses:
Real estate taxes	$1,246,367	$382,732	$863,635	225.7%
Property operating	2,615,881	178,247	2,437,634	1367.6%
Fund level expenses	586,655	252,552	334,103	132.3%
Provision for doubtful accounts	117,322	—	117,322	N/A
General and administrative	1,275,477	752,503	522,974	69.5%
Depreciation and amortization	4,924,006	1,165,512	3,758,494	322.5%

Total operating expenses	$10,765,708	$2,731,546	$8,034,162	294.1%

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Certain of our Fund level expenses in 2006 and 2005 are subject to an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager (See Note 9) and relate mainly to our offering costs incurred in 2004, 2005 and 2006 and our compliance and administration related costs in 2005 and 2006. We record Fund level expenses for actual costs incurred by the Manager plus reimbursable expenses carried forward from prior quarters subject to the 0.75% of NAV annual limitation on expenses set forth in the Expense Limitation Agreement, calculated quarterly. The increase in Fund level expenses for the three months ended September 30, 2006 from the three months ended September 30, 2005 of $334,103 is primarily related to the increased size of the Fund and the number of real estate investments. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of September 30, 2006, Fund level expenses of $44,488 are being carried forward by the Manager. At September 30, 2005, Fund level expenses of $216,509 were carried forward. It is reasonably possible that the expenses carried forward will be charged to the Fund in the future, to the extent permitted under the terms of the Expense Limitation Agreement. The Expense Limitation Agreement expires on December 23, 2006, after which time we will be responsible for all expenses as incurred, unless renewed by the Manager and the Fund for successive one-year terms.

The provision for doubtful accounts is our estimate of tenant accounts receivable we believe to be uncollectible as of September 30, 2006. The provision we recorded relates to tenant accounts receivable at two of our large multi-tenant properties acquired late in 2005. We expect the provision for doubtful accounts to increase in the future as we continue to acquire real estate investments and tenant accounts receivable grow.

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

	Comparable Real Estate Investments
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	$ Change	% Change
Operating expenses:
Real estate taxes	$285,396	$306,872	$(21,476)	(7.0)%
Property operating	61,105	43,525	17,580	40.4%
Depreciation and amortization	916,793	849,872	66,921	7.9%

Total operating expenses	$1,263,294	$1,200,269	$63,025	5.3%

	Operating Expenses Reconciliation
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Total operating expenses:
Comparable real estate investments	$1,263,294	$1,200,269
Non-comparable real estate investments	7,640,282	526,222
Fund level expenses	586,655	252,552
General and administrative	1,275,477	752,503

Total operating expenses	$10,765,708	$2,731,546

The decrease in real estate tax expense at comparable real estate investments is the result of actual real estate tax expense coming in lower than our estimate for Monument IV at Worldgate, which was partially offset by increases in real estate tax expense at our other properties.

The increase in property operating expenses is the result of increased insurance costs for our real estate investments. As a result of the losses incurred by the insurance industry during last year’s hurricane season, the cost of property insurance has increased for many of our properties.

The increase in depreciation and amortization expense is a result of the Havertys Furniture building expansion, which was fully completed and put into service in April 2006.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	$ Change	% Change
Other income and (expenses):
Interest income	$408,679	$153,364	$255,315	166.5%
Interest expense	(4,826,706)	(1,335,409)	(3,491,297)	261.4%
Loss allocated to minority interest	46,980	—	46,980	N/A
Equity in income of unconsolidated affiliates	230,845	236,646	(5,801)	(2.5)%

Total other income and (expenses):	$(4,140,202)	$(945,399)	$(3,194,803)	337.9%

Interest income increased for the three months ended September 30, 2006 over 2005 as a result of two items that occurred during 2006. First, we invested idle cash from the sale of Common Stock in a money market account. Second, we earned interest income on the Marketplace at Northglenn ESTIP Note (See Note 2) which was acquired in December 2005.

We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $195,485 and $58,998 for the three months ended September 30, 2006 and 2005, respectively. Also included in interest expense in 2006, as a reduction, is amortization of debt premium associated with the assumption of debt on the Pacific Medical Office Portfolio of $71,340.

Loss allocated to minority interest represents the other owner’s share of the net loss recognized from operations of the Pacific Medical Office Portfolio for the three months ended September 30, 2006. The amount of future income or loss allocated to the minority interest owner of the Pacific Medical Office Portfolio will be directly impacted by the net income or net loss recognized by that investment.

Equity in income of unconsolidated affiliates decreased by $5,801 as equity income from Legacy Village decreased by $34,634 from equity income of $222,085 for the three months ended September 30, 2005 to equity income of $187,451 for the three months ended September 30, 2006 as a result of reduced rental income from certain tenants related to Expo Design Center co-tenancy provisions (see “Significant Events” below for a further discussion of the co-tenancy clauses). Equity income at 111 Sutter Street increased by $28,833 from equity income of $14,561 for the three months ended September 30, 2005 to equity income of $43,394 for the three months ended September 30, 2006 as a result of increased occupancy at the property.

Results of Operations for the nine months ended September 30, 2006 and 2005:

Revenues

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	$ Change	% Change
Revenues:
Minimum rents	$29,873,621	$8,940,071	$20,933,550	234.2%
Tenant recoveries and other rental income	7,493,353	1,027,466	6,465,887	629.3%

Total revenues	$37,366,974	$9,967,537	$27,399,437	274.9%

Included in minimum rents, as increases, are SFAS 141 and 142 above- and below-market lease accretion (See Note 2) of $1,086,431 and $672,140 for the nine months ended September 30, 2006 and 2005, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $1,207,660 and $669,580 for the nine months ended September 30, 2006 and 2005, respectively.

	Comparable Real Estate Investments
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	$ Change	% Change
Revenues:
Minimum rents	$8,624,764	$7,817,866	$806,898	10.3%
Tenant recoveries and other rental income	739,064	772,668	(33,604)	(4.3)%

Total revenues	$9,363,828	$8,590,534	$773,294	9.0%

	Total Revenues Reconciliation
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Total revenues:
Comparable real estate investments	$9,363,828	$8,590,534
Non-comparable real estate investments	28,003,146	1,377,003

Total revenues	$37,366,974	$9,967,537

Total revenues at comparable real estate investments increased for the nine months ended September 30, 2006 over the same period in 2005 as a result of additional rental revenue related t o the Havertys Furniture expansion (See Note 10) of approximately $815,000. Going forward, we expect the Havertys Furniture expansion to add incremental revenue. The decrease in tenant recoveries was the result of lower real estate taxes at Monument IV at Worldgate.

Operating Expenses

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	$ Change	% Change
Operating expenses:
Real estate taxes	$3,797,047	$1,076,483	$2,720,564	252.7%
Property operating	6,597,334	264,234	6,333,100	2,396.8%
Fund level expenses	1,512,977	593,298	919,679	155.0%
Provision for doubtful accounts	249,334	—	249,334	N/A
General and administrative	3,747,919	1,670,641	2,077,278	124.3%
Depreciation and amortization	13,992,982	3,072,816	10,920,166	355.4%

Total operating expenses	$29,897,593	$6,677,472	$23,220,121	347.7%

Certain of our Fund level expenses in 2006 and 2005 are subject to the Expense Limitation Agreement with the Manager (See Note 9) and relate mainly to our offering costs incurred in 2004, 2005 and 2006 and our compliance and administration related costs in 2005 and 2006. We record Fund level expenses for actual costs incurred by the Manager plus reimbursable expenses carried forward from prior quarters subject to the 0.75% of NAV annual limitation on expenses set forth in the Expense Limitation Agreement, calculated quarterly. The increase in Fund level expenses for the nine months ended September 30, 2006 from the nine months ended September 30, 2005 of $919,679 is primarily related to the increased size of the Fund and the number of real estate investments owned. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of September 30, 2006, Fund level expenses of $44,488 are being carried forward by the Manager.

The provision for doubtful accounts is our estimate of tenant accounts receivable we believe to be uncollectible as of September 30, 2006. The provision we recorded relates to tenant accounts receivable at two of our large multi-tenant properties acquired late in 2005.

General and administrative expenses relate mainly to the fixed and variable management and advisory fees earned by the Manager and Advisor. The increase in general and administrative expenses for the nine months ended September 30, 2006 from the nine months ended September 30, 2005 of $2,077,278 is primarily related to the increased size of the Fund and the number of real estate investments owned, which caused increases in fixed and variable management and advisory fees.

	Comparable Real Estate Investments
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	$ Change	% Change
Operating expenses:
Real estate taxes	$1,002,764	$966,362	$36,402	3.8%
Property operating	191,676	118,448	73,228	61.8%
Depreciation and amortization	2,729,890	2,576,350	153,540	6.0%

Total operating expenses	$3,924,330	$3,661,160	$263,170	7.2%

	Operating Expenses Reconciliation
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Total operating expenses:
Comparable real estate investments	$3,924,330	$3,661,160
Non-comparable real estate investments	20,712,367	752,373
Fund level expenses	1,512,977	593,298
General and administrative	3,747,919	1,670,641

Total operating expenses	$29,897,593	$6,677,472

The increase in real estate taxes expense at comparable real estate investments is the result of the increase in value at Havertys Furniture due to the building expansion and the general increases in real estate taxes for the properties we own.

The increase in property operating expenses is the result of landscaping costs and management fees at TNT Logistics and increased insurance costs for our real estate investments. As a result of the losses incurred by the insurance industry during last year’s hurricane season, the cost of property insurance has increased for many of our properties.

The increase in depreciation and amortization expense is a result of the Havertys Furniture building expansion, which was fully completed and put into service in April 2006. We expect to report incremental depreciation expense in the future from the Havertys Furniture expansion.

Other Income and Expenses

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	$ Change	% Change
Other income and (expenses):
Interest income	$994,179	$376,591	$617,588	164.0%
Interest expense	(13,670,460)	(3,539,713)	(10,130,747)	286.2%
Loss allocated to minority interest	112,828	—	112,828	N/A
Equity in income (loss) of unconsolidated affiliates	37,988	393,348	(355,360)	(90.3)%

Total other income and (expenses):	$(12,575,465)	$(2,769,774)	$(9,805,691)	354.0%

Interest income increased for the nine months ended September 30, 2006 over 2005 as a result of two items that occurred during 2006. First, we invested idle cash from the sale of Common Stock in a money market account. Second, we earned interest income on the Marketplace at Northglenn ESTIP Note (See Note 2) which was acquired in December 2005.

We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $442,008 and $150,756 for the nine months ended September 30, 2006 and 2005, respectively. Also included in interest expense in 2006, as a reduction, is amortization of debt premium associated with the assumption of debt on the Pacific Medical Office Portfolio of $214,018.

Loss allocated to minority interest represents the other owner’s share of the net loss recognized from operations of the Pacific Medical Office Portfolio for the nine months ended September 30, 2006. The amount of future income or loss allocated to the minority interest owner of the Pacific Medical Office Portfolio will be directly impacted by the net income or net loss recognized by that investment.

Equity in income (loss) of unconsolidated affiliates decreased by $355,360 as equity income from Legacy Village decreased by $583,682 from equity income of $797,605 for the nine months ended September 30, 2005 to equity income of $213,923 for the nine months ended September 30, 2006 as a result of reduced rental income from certain tenants related to Expo Design Center co-tenancy provisions (see “Significant Events – Events at Unconsolidated Properties” below for a further discussion of the co-tenancy clauses). Equity loss at 111 Sutter Street decreased by $228,322 from equity loss of $404,257 for the period from March 29, 2005 (acquisition date) through September 30, 2005 to an equity loss of $175,935 for the nine months ended September 30, 2006 as a result of owning the real estate investment for the entire nine month period ending on September 30, 2006 versus only owning it for three months during the nine months ended September 30, 2005 and increased occupancy.

Significant Events

Events at Consolidated Properties

Construction on the Havertys Furniture 297,000 square foot expansion commenced in May 2005 and was completed in April 2006. We expect the projected rent will have a favorable impact on our cash flow in 2006 and going forward. The cost for the Havertys Furniture expansion was approximately $11.2 million. The tenant took occupancy and began paying rent on approximately 156,000 square feet on January 9, 2006, approximately 36,000 square feet on February 15, 2006, approximately 32,000 square feet on March 1, 2006 and took occupancy of the remainder of the building in April 2006. We incurred approximately $8.1 million in construction costs through December 31, 2005. We obtained an $11.5 million construction loan on the expansion in late December 2005, which had an outstanding balance of $6.6 million at December 31, 2005 at a fixed-rate of 6.19%. As of September 30, 2006, we had incurred all construction costs and had borrowed a total of approximately $10.1 million on the construction loan. As part of the building expansion, the tenant extended its lease expiration from 2017 to 2021.

Events at Unconsolidated Properties

During August 2005, Expo Design Center closed its Legacy Village store as part of a broader corporate decision to close 15 stores across the country. Notwithstanding the store closure, Home Depot, Inc., the parent company of Expo Design Center, is obligated to pay full rent through 2044.

The store closure triggered co-tenancy provisions in the leases of three tenants at Legacy Village. These co-tenancy provisions primarily provide that if certain anchor tenants are not open for business or certain square footage occupancy thresholds are not met, these three tenants have the right to pay reduced rent during the time the co-tenancy provisions are not met and/or to terminate their leases after certain periods of time.

During September 2006, another anchor tenant of the property gave notice of its intent to terminate its lease effective November 2006 as a result of the co-tenancy provisions triggered by the Expo Design Center store closure. Subsequent to this termination, the tenant has agreed to continue operating its store, paying reduced rent and will not close prior to the end of January 2007. Further, the tenant has agreed to enter into negotiations for a longer term solution that would allow it to continue operations at the property. The Fund may or may not be successful in those negotiations. The closing of this anchor tenant, if it occurs, would trigger co-tenancy provisions with a significant number of additional tenants at Legacy Village. If this occurs, these tenants may gain the right to pay reduced rent during the time the co-tenancy provisions are not met including the right to terminate their leases early if the co-tenancy provisions are not satisfied within a specified timeframe, generally nine to 18 months from the date this anchor tenant ceases operations at Legacy Village.

The co-tenancy provisions impact approximately 35% of the leasable square footage at Legacy Village. The co-tenancy provisions resulted in a decrease in rental revenue of $311,000 in 2005. We estimate the potential loss in rental revenue to be up to $815,000 for 2006 and up to $2,825,000 for 2007. The Fund may report losses from its investment in Legacy Village during 2006 and 2007, as compared to income of approximately $272,000 and $214,000 for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively.

The Fund’s cash flow was protected through August 2006 by the preferred return it receives from Legacy Village (See Note 4 for a description of the preferred return). At September 30, 2006, the limited liability company that owns Legacy Village owed the Fund a preferred return of approximately $1.5 million related to the first three quarters of 2006. We expect to receive our preferred return no later than January 30, 2007.

Liquidity and Capital Resources

The sources and uses of cash for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Net cash provided by operating activities	$5,529,233	$3,467,442
Net cash used in investing activities	(95,827,519)	(81,839,083)
Net cash provided by financing activities	98,559,831	77,027,691

The increase in cash flows provided by operating activities for the nine months ended September 30, 2006 versus September 30, 2005 related to a decrease in net income of $5.6 million, caused in part by an increase in interest expense of $10.1 million which outpaced the $4.2 million increase in operating income. The increase in interest expense was due to additional debt obtained to fund acquisitions made during the second half of 2005 and the first half of 2006. The decrease in net income (loss) was offset by an increase in depreciation and amortization of $10.6 million. Our working capital, excluding cash, was impacted by the following items:

•	an increase in tenant accounts receivable of $1.2 million, which was mainly the result of acquiring two large, multi-tenant real estate investments late in 2005;

•	an increase in prepaids and other assets of $3.4 million, which was primarily caused by the assumption of a $2.3 million ESTIP note receivable;

•	an increase in accounts payable and accrued expenses, accrued real estate taxes and manager and advisor fees payable of $4.6 million between September 30, 2005 and September 30, 2006 caused by increases in operating expenses and Fund level expenses as a result of the 2005 and 2006 acquisitions and growth in our NAV; and

•	an increase in accrued interest of $1.3 million as a result of acquiring real estate investments using debt.

In the future, we expect tenant accounts receivable to increase and to use significant amounts of working capital to pay operating expenses and interest expense as we acquire additional real estate investments.

Cash used in investing activities increased as a result of a $9.3 million increase in acquisition activity coupled with a $2.7 million increase in capital additions for the nine months ended September 30, 2006 over the nine months ended September 30, 2005. Cash provided by financing activities increased for the nine months ended September 30, 2006 over the same period last year as a result of net additional Share issuances of $6.8 million and an increase in net borrowings of $19.6 million which were partially offset by an increase of $4.8 million in distributions to stockholders.

On June 29, 2006, we accepted subscription agreements relating to the sale by the Fund of its Shares in the amount of approximately $26.5 million, which amount was received from subscribers and placed into an escrow account with PNC Bank, as escrow agent for the subscribers. Capital held in escrow is not available to be withdrawn by a subscriber. Under the terms of the subscription agreements, the issuance and sale of Shares to subscribers (the “Closing”) must occur within 100 calendar days of June 29, 2006 in one or more Closings. The right of the Manager to delay the subscribers’ purchase of Shares for up to 100 calendar days allows the Manager to manage the possible dilutive effect on the Fund’s performance of new capital prior to the time it can be invested and facilitates the ability of the Fund’s Advisor to make appropriate real estate investments that correspond with the amount of capital raised. The price at which new Shares are sold to subscribers is the per Share net asset value of the Fund, or Current Share Price (See Note 7), determined as of the end of the most recently completed calendar quarter prior to the relevant Closing. On October 3, 2006 we sold 241,719 shares of Common Stock for $26.8 million from funds held in escrow.

On September 8, 2006, the Fund repurchased and retired 46,692 shares of Common Stock at a cost of $5.3 million.

One of our investment strategies is to use leverage in an effort to improve the overall performance of the Fund. Our target is to maintain an overall Fund Portfolio level loan-to-value ratio of approximately 65%, with an individual asset’s long-term loan-to-value ratio not to exceed 75%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at September 30, 2006 and December 31, 2005 for such debt. The Unconsolidated Debt table provides information on our pro rata share of the joint venture debt.

Consolidated Debt

	September 30, 2006		December 31, 2005
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$337,504,370	5.50%	$273,090,602	5.46%
Variable	—	—	5,000,000	5.69%

Total	$337,504,370	5.50%	$278,090,602	5.47%

Unconsolidated Debt

	September 30, 2006		December 31, 2005
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$92,473,034	5.60%	$93,252,831	5.60%
Variable	—	—	—	—
Total	$92,473,034	5.60%	$93,252,831	5.60%

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

Line of Credit

In late 2004, we entered into a $10.0 million line of credit agreement to cover short-term capital needs for acquisitions and working capital. The line of credit bore interest at LIBOR plus 1.50% or the prime rate. The line of credit was increased to $15.0 million on March 29, 2005. On December 21, 2005, we cancelled the existing line of credit and obtained a new $30.0 million line of credit that can be expanded to $50.0 million once the Fund reaches $300 million in NAV, subject to certain financial covenants. The line of credit expires on December 21, 2006, but can be renewed for one year upon the agreement of the borrower and lender. The new line of credit carries interest at rates that approximate LIBOR plus 1.80% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. No borrowings were outstanding on our line of credit at December 31, 2005. During 2006, we had drawn a total of $19.0 million on the line of credit to fund the acquisition of Metropolitan Park North, the Havertys Furniture expansion and for working capital needs, which we repaid during 2006. As of September 30, 2006, we had no borrowings on our line of credit.

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

During the nine months ended September 30, 2006, we entered into contractual commitments on the following borrowings:

•	an additional $3.5 million on the Havertys Furniture construction loan; and

•	$61.0 million on a mortgage loan secured by Metropolitan Park North at 5.73% fixed-rate for seven years, interest-only for the first four years.

•	$19.0 million on our line of credit.

During the nine months ended September 30, 2006, we paid off the $19.0 million of outstanding borrowings on our line of credit and paid off $5.0 million of variable-rate mortgage debt.

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

In February 2005, Havertys Furniture gave us an expansion notice that required us to expand the building by 297,000 square feet at an approximate cost of $11.2 million. In July 2005, Havertys Furniture signed a lease amendment to extend its lease term through 2021. Construction began in May 2005 and was completed in April 2006. On December 30, 2005, we obtained an $11.5 million fixed-rate construction loan, of which $10.1 million and $6.6 million had been borrowed at September 30, 2006 and December 31, 2005, respectively. The construction loan matures in 2015, bearing interest at a fixed-rate of 6.19%, interest-only for the first four years.

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

At acquisition, the Pacific Medical Office Portfolio mortgage debt required that we deposit $1.6 million into an escrow account to fund future capital expenditures, tenant improvements and leasing commissions. Additionally, we are required to deposit approximately $590,000 into this escrow account during 2006, which we expect to fund from operating cash flows generated by the Pacific Medical Office Portfolio. As of September 30, 2006, we had deposited approximately $490,000 in the escrow account.

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

In July 2006, the Fund escrowed a $1.0 million refundable deposit for the purchase of a medical office property in Folsom, California. In September 2006 the purchase agreement expired. The Fund was returned the refundable deposit in October 2006.

In September 2006, the Fund escrowed a $0.5 million refundable deposit for the purchase of a retail property in Slidell, Louisiana. If the property is acquired, total cost of the property will be approximately $23.1 million and debt will be assumed in the amount of $14.1 million, maturing in April 2014 at a fixed rate of 5.15%.

On October 18, 2006, we signed an agreement to purchase a 702,000 square foot industrial property located in Kansas City, Missouri for approximately $37.3 million. The property is currently under development with construction expected to be completed in January 2007. In accordance with the agreement, we placed a $2.0 million letter of credit with the seller issued under the terms of our line of credit.

In October 2006, the Fund placed a $242,000 non-refundable deposit, funded by cash on hand, on a $24.2 million mortgage loan to be secured by the Kansas City, Missouri industry property, maturing in six years at a fixed rate of 5.60%, interest only for the first five years.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have not entered into any transactions using derivative instruments. We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancings. As of December 31, 2005, we had consolidated debt of $280.4 million, including $5.0 million of variable-rate debt and a $2.3 million premium on the assumption of debt. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $5.0 million of variable-rate debt would result in an approximately $12,500 annualized increase or decrease in consolidated interest expense and operating cash flows.

As of September 30, 2006, we had consolidated fixed-rate debt of $339.6 million including a $2.1 million premium on the assumption of debt. We had no variable-rate debt as of September 30, 2006. If we finance future property acquisitions with variable-rate debt, our interest rate risk will increase. In addition, we currently have a $30.0 million variable interest rate line of credit. To the extent we draw on our line of credit, we will be subject to additional interest rate risk. As of September 30, 2006, we had no borrowings outstanding under our line of credit.

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

At September 30, 2006, the fair value of our mortgage notes payable and other debt payable is estimated to be approximately $5.3 million lower than the carrying value of $339.6 million. If treasury rates were to increase or decrease by 25 basis points, the fair value of our mortgage notes payable and other debt payable would change by approximately $4.6 million.

Item 4. Controls and Procedures.

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective. Such disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

The most significant risk factors applicable to the Fund are described in Item 1A of the Form 10. The following risk factor discloses material changes to the risk factors disclosed in the Form 10.

The Fund may incur significant re-tenanting costs and may report equity losses from unconsolidated affiliates related to its investment in Legacy Village, which would have a negative impact on Net Asset Value.

During August 2005, Expo Design Center closed its Legacy Village store as part of a broader corporate decision to close 15 stores across the country. Notwithstanding the store closure, Home Depot, Inc., the parent company of Expo Design Center, is obligated to pay full rent through 2044.

The store closure triggered co-tenancy provisions in the leases of three tenants at Legacy Village. These co-tenancy provisions primarily provide that if certain anchor tenants are not open for business or certain square footage occupancy thresholds are not met, these three tenants have the right to pay reduced rent during the time the co-tenancy provisions are not met and/or to terminate their leases after certain periods of time.

During September 2006, another anchor tenant of the property gave notice of its intent to terminate its lease effective November 2006 as a result of the co-tenancy provisions triggered by the Expo Design Center store closure. Subsequent to this termination, the tenant has agreed to continue operating its store, paying reduced rent and will not close prior to the end of January 2007. Further, the tenant has agreed to enter into negotiations for a longer term solution that would allow it to continue operations at the property. The Fund may or may not be successful in those negotiations. The closing of this anchor tenant, if it occurs, would trigger co-tenancy provisions with a significant number of additional tenants at Legacy Village. If this occurs, these tenants may gain the right to pay reduced rent during the time the co-tenancy provisions are not met including the right to terminate their leases early if the co-tenancy provisions are not satisfied within a specified timeframe, generally nine to 18 months from the date this anchor tenant ceases operations at Legacy Village.

The co-tenancy provisions impact approximately 35% of the leasable square footage at Legacy Village. The co-tenancy provisions resulted in a decrease in rental revenue of $311,000 in 2005. We estimate the potential loss in rental revenue to be up to $815,000 for 2006 and up to $2,825,000 for 2007. The Fund may report losses from its investment in Legacy Village during 2006 and 2007, as compared to income of approximately $272,000 and $214,000 for the year ended December 31, 2005, and the nine months ended September 30, 2006, respectively.

The Fund may incur significant costs related to re-tenanting the anchor tenant space and could incur even greater re-tenanting costs should occupancy at Legacy Village not increase, allowing the other tenants with co-tenancy provisions to elect to terminate their leases early.

The Fund expects that if the tenants with co-tenancy provisions elect to terminate their leases, the impact of the decreased rental revenue and re-tenanting costs would have a negative impact on Net Asset Value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds
August 4, 2006 (1)	8,827	$110.73	$977,450	Used to invest in cash and cash equivalents

(1)	This sale occurred pursuant to our dividend reinvestment plan.

We relied on the exemption from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act in connection with the closing of the unregistered sales listed above. All shares were sold to accredited investors within the meaning of Regulation D promulgated under the Securities Act. Each investor previously provided a written representation that it was an accredited investor and the Fund did not engage in general solicitation.

Issuer Purchases of Equity Securities

Under our Share Repurchase Program we have been authorized to repurchase through a tender offer process our Common Stock at the Current Share Price. The following table summarizes repurchases of our Common Stock during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
September 2006 (1)	46,692	$112.66	46,692	(2)

(1)	Beginning on August 7, 2006 and expiring on September 5, 2006, we conducted a tender offer to repurchase up to $5.0 million of our outstanding Shares at the Current Share Price. Stockholders made redemption requests for 46,692 shares or $5.3 million. We availed ourselves of an SEC rule which allowed us to exceed our Tender Offer Amount by 2% of the outstanding Shares to honor all redemption requests.

(2)	Pursuant to our Share Repurchase Program, we intend, but have no obligation, to provide liquidity to our stockholders by conducting semi-annual tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”) twice each year. The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each such tender offer and will be communicated to stockholders.

Item 6. Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: November 3, 2006	By:	/s/ Lee A. Gardella
Lee A. Gardella
President and Co-Chief Executive Officer