Form 10-K
period 2006-12-31
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2007-03-16
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Class A Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                        Accelerated filer  ☐                        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the 2,432,792 shares of common stock held by non-affiliates of the Registrant was $274,078,347 based upon the last sale price of $112.66 per share as of June 30, 2006.

As of March 16, 2007, there were 3,033,931 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities Exchange Commission (“SEC”). Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-K. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors.”

PART I

Item 1.	Business.

GENERAL

Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Fund” refer to Excelsior LaSalle Property Fund, Inc.

The Fund is a Maryland corporation and was incorporated on May 28, 2004 (“Inception”). We initially issued 1,000 Shares of our Class A common stock, $0.01 par value per share (our “Common Stock” or “Shares”) to a sole stockholder, LaSalle U.S. Holdings, Inc. (“LUSHI”). The Fund was created to provide accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 5,000,000 Shares. Please note that while we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company” as that term is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”) and will not be registered under that Act.

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

On December 23, 2004, we held an initial closing (the “Initial Closing”) and sold an additional 836,100 Shares for $100 per share to approximately 400 accredited investors. Concurrent with the Initial Closing, LUSHI received a distribution equal to the return generated by the Fund while LUSHI was our sole stockholder based on an agreement among LUSHI, the manager of the Fund and the Fund and the return of the excess capital of $40,082,667, leaving $10,000,000 of LUSHI’s initial investment in the Fund. To give effect to LUSHI’s investment, LUSHI was issued an additional 99,000 Shares at the Initial Closing, which along with the initial 1,000 shares issued on May 28, 2004 as noted above, reflect a total investment by LUSHI of $10,000,000 for which it received 100,000 Shares. Also on December 23, 2004, our sponsor, U.S. Trust Company, N.A., acting through its investment advisory division, U.S. Trust Company, N.A. Asset Management Division, became the manager of the Fund. On December 16, 2005, UST Advisers, Inc., a wholly-owned subsidiary of U.S. Trust Company, N.A., assumed the duties and responsibilities of U.S. Trust Company, N.A. Asset Management Division and became the manager of the Fund (the “Manager”). The Manager is registered as an investment advisor with the SEC. The Manager has the day-to-day responsibility for our management and administration pursuant to a management agreement between us and the Manager (the “Management Agreement”). On March 31, 2006, U.S. Trust Company, N.A. merged with its affiliate, United States Trust Company, National Association (“U.S. Trust”), with U.S. Trust as the surviving entity. The Manager is a wholly-owned subsidiary of U.S. Trust. U.S. Trust is a wholly-owned subsidiary of U.S. Trust Corporation (“U.S. Trust Corp.”), which is in turn a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”), a New York Stock Exchange-listed financial services firm.

On November 20, 2006, Schwab announced an agreement to sell U.S. Trust Corp. to the Bank of America Corporation, a New York Stock Exchange-listed financial services firm (the “Sale”). The Sale is expected to be consummated in the third quarter of 2007, but could occur later depending upon regulatory approvals and satisfaction of other conditions and is subject to continued negotiation by Bank of America and Schwab. The Sale of U.S. Trust Corp. includes all of U.S. Trust Corp.’s subsidiaries, the Manager of the Fund, and UST Securities Corp., the Fund’s placement agent. The Sale is subject to Federal Reserve Board and other regulatory approvals.

UST Advisers, Inc. is expected to continue to serve as the manager to the Fund and UST Securities Corp. is expected to continue to serve as the placement agent to the Fund after the Sale, and the Fund has consented to the change in ownership of the Manager and UST Securities Corp.

The Manager and the Fund have contracted with LaSalle Investment Management, Inc. (“LaSalle”), a Maryland corporation and an affiliate of LUSHI, to act as our investment advisor (the “Advisor”). The Advisor is registered as an investment advisor with the SEC. The Advisor has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of an advisory agreement among the Fund, the Advisor and the Manager (the “Advisory Agreement”). LaSalle is a wholly-owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated, a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are overseen and undertaken by the Manager and Advisor. In accordance with Maryland law, the Fund does have certain officers who administer the Fund’s operations. These officers are employees of, and are compensated by, the Manager.

The Manager has retained The Townsend Group, at the expense of the Manager, to assist the Manager in reviewing the investment activities of the Advisor and the investment performance of the Fund’s assets and monitoring compliance with the Fund’s investment guidelines. The Townsend Group is a consulting firm whose exclusive focus is the asset class of real estate. Founded in 1983 and with offices in Cleveland, Denver and San Francisco, The Townsend Group is a provider of real estate consulting services to institutional investors in the United States.

As of December 31, 2006, we owned interests in 28 properties totaling approximately 5.4 million square feet. For a description of our properties, see “Item 2. Properties.”

INVESTMENT STRATEGY

Our investment objective is to seek to generate attractive long-term risk-adjusted total returns. We intend to pursue our investment objective by investing in real estate and real estate related assets directly or through subsidiaries (as described below), including joint venture arrangements with third parties. We intend to acquire and manage a portfolio of real estate investments that is diversified by both property sector and by geographic market. Specifically, we intend to pursue investments in well-located, well-leased assets within the office, retail, industrial and apartment sectors in the United States (the “Primary Sectors”). We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the cities considered for investment. When consistent with our investment objective, we will also seek to maximize the tax efficiency of our investments through tax-free exchanges and other tax planning strategies. Our investment strategy may be changed from time to time by our board of directors.

We expect that a majority of our total return will be generated from operating income. We also expect to have the potential for moderate capital appreciation over a market cycle. We will seek to minimize risk and maintain stability of income and value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the portfolio. We expect to employ debt financing to enhance returns when mortgage interest rates are at attractive levels relative to real estate income yields. To moderate risk, we expect to limit overall portfolio leverage to 65% (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of all our real estate investments). We expect to rely primarily on fixed-rate financing to lock in favorable spreads between real estate income yields and mortgage interest rates, and expect to maintain a balanced schedule of debt maturities.

We may also seek to enhance overall portfolio returns by selectively investing in higher-risk properties involving more significant leasing and/or capital reinvestment challenges. Since our net asset value, or NAV, as defined under “Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchase of Equity Securities”, exceeded $300 million as of December 31, 2006, we may now invest up to 25% of our assets in investments in sectors other than the Primary Sectors and/or properties located outside of the United States (“Other Investments”). These Other Investments will be considered when the anticipated incremental return outweighs the inherent incremental risk relative to the Primary Sectors. Pursuant to the terms of the Advisory Agreement, the Manager has retained the right to appoint one or more additional advisors with respect to Other Investments.

INVESTMENT POLICIES

We may invest directly in real estate or indirectly in real estate through interests in corporations, limited liability companies, partnerships and joint ventures having an equity interest in real property, real estate investment trusts, ground leases, tenant-in-common interests, participating mortgages, convertible mortgages, second mortgages, mezzanine loans or other debt interests convertible into equity interests in real property, options to purchase real estate, real property purchase-and-leaseback transactions and other transactions and investments with respect to real estate. Prior to our NAV reaching $300 million, all real estate investments were required to be located in the United States. Now that our NAV has exceeded $300 million, up to 25% of our assets may be located outside the United States. As of the filing of this Form 10-K, all of our assets are located within the United States.

We intend, where appropriate, to employ leverage to enhance our returns. Long-term non-recourse financing, on a portfolio-wide basis, is not expected to exceed 65% of portfolio fair value without the approval of our board of directors. Leverage on any single property is not expected to exceed 75% of the property’s fair value without the approval of our board of directors. There is no set limit as to the number of mortgages that may be secured by a single property, as long as the 75% leverage threshold is not exceeded. At December 31, 2006, we had an unsecured line of credit for up to $30 million, which expired in February 2007, (expandable to $50 million once our NAV exceeded $300 million, subject to certain financial covenants) for short-term operating, property acquisitions and other working capital needs which is excluded from the portfolio leverage limits described above. In February 2007, upon the expiration of the existing $30 million line of credit, we obtained a new unsecured line of credit for $60 million, expandable up to $70 million now that our NAV exceeds $300 million, subject to certain financial covenants. The new line of credit will be used for short-term operating, property acquisitions, and other working capital needs.

The Advisor performs hold/sell analyses for each property as part of the annual strategic planning process. A sale decision may originate at the portfolio level, where diversification objectives relating to property, geographical mix or scheduled lease expirations may indicate the need to rebalance the portfolio. A range of property-specific conditions may also indicate the need to sell, including changing demand fundamentals, potential market oversupply, changing conditions in capital markets, or changes in the asset’s competitive status in its market. Ultimately, the optimal holding period for every property is the period that maximizes return within our risk tolerance objectives. This goal is achieved when:

•	the Advisor’s research and analysis conclude that the asset or the market have reached a cyclical peak;

•	analysis indicates that a property is likely to under-perform our return objectives going forward;

•	analysis indicates that a property’s risk profile exceeds our tolerances; or

•	we can achieve improved returns by redeploying capital into new investments.

We have no limitation on the percentage of total assets that may be invested in any asset, nor the concentration of investments in any one geographic location nor to any individual tenant. The Advisory Agreement includes broad investment guidelines that provide for our diversification goals, which include goals for investment style, property type and geographic diversification.

COMPETITION

We face competition when attempting to make real estate investments, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, partnerships and individual investors. The leasing of real estate is highly competitive. Our properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services provided, and the design and condition of the improvements.

SEASONALITY

Our investments are not materially impacted by seasonality, despite certain of our retail tenants being impacted by seasonality. Percentage rents (rents computed as a percentage of tenant sales) that we earn from investments in retail properties may, in the future, be impacted by seasonality.

ENVIRONMENTAL STRATEGIES

As an owner and operator of real estate, we are subject to various environmental laws. Compliance with existing laws has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed environmental laws or regulations applicable to our current investments in properties or investments in properties we may make in the future. During our due diligence prior to making investments in properties, we retain qualified environmental consultants to assist us in identifying and quantifying environmental risks associated with such investments.

GEOGRAPHIC CONCENTRATION

The following table sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2005 and 2006:

State	Percentage of Consolidated Revenues
2006
California	21%
Colorado	17%
Arizona	15%
Virginia	13%
Georgia	13%
Washington	11%

2005
Virginia	44%
Georgia	30%
Illinois	13%

DEPENDENCE ON SIGNIFICANT TENANTS

For the year ended December 31, 2006, Fannie Mae accounted for 13% of our consolidated revenues. For the year ended December 31, 2005, Fannie Mae, Havertys Furniture Companies, Inc. and TNT Logistics North America, Inc. accounted for 44%, 14% and 13% of our consolidated revenues, respectively. During the period from May 28, 2004 (Inception) through December 31, 2004, Fannie Mae and Havertys Furniture Companies, Inc., accounted for 84% and 11% of our consolidated revenues, respectively.

REPORTABLE SEGMENTS

Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. Our primary business is the ownership and operation of real estate investments. We evaluate cash flow and allocate resources on a property-by-property basis. We aggregate our properties into one reportable segment since all properties are institutional quality commercial real estate. We do not distinguish or group our consolidated operations by property type or on a geographic basis. Accordingly, we have concluded that we currently have a single reportable segment for SFAS 131 purposes. Further, all operations are currently within the United States.

AVAILABLE INFORMATION

We are subject to the information requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, like the Fund, that file electronically. We currently do not have an Internet website. However we provide electronic copies of our SEC filings free of charge upon request. If you would like us to send you an electronic or paper copy of our SEC filings, please contact Peggy Lynn, 225 High Ridge Road, Stamford, CT 06905-3039, or call (203)352-4497.

INSURANCE

Although we believe our investments are currently adequately covered by insurance consistent with the level of coverage that is standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT

Henry I. Feuerstein, age 54, has been Chief Executive Officer of the Fund since September 2006. Mr. Feuerstein is a Senior Vice President of United States Trust Company, National Association. Mr. Feuerstein heads U.S. Trust’s Alternative Investments Division for Real Estate and Private Equity. In this capacity, Mr. Feuerstein oversees groups making direct and fund investments across the investment categories of real estate and private equity. Prior to joining U.S. Trust, Mr. Feuerstein served as a managing director at Cohen & Company Real Estate, a brokerage firm specializing in the sale of shopping centers throughout the United States. Prior to Cohen & Company Real Estate, Mr. Feuerstein was a partner at McLaughlin and Stern, a prominent New York City boutique law firm. As senior partner of the Real Estate department, he oversaw the transactions of the law firm’s real estate clients – primarily the acquisition of commercial and residential properties, new ground-up development, retail, shopping center and office leasing, and brokerage. Mr. Feuerstein’s career has also included the acquisition of real estate. During the years 1986-1991, he formed partnerships to acquire apartment buildings in New York City and shopping centers in Westchester. Mr. Feuerstein began his career as a real estate attorney in 1977. Mr. Feuerstein holds a J.D. degree from Columbia University and two B.S. degrees from the Massachusetts Institute of Technology.

Robert F. Aufenanger, age 53, has been an Officer of the Fund since December 2004. Mr. Aufenanger is our Chief Financial Officer and Secretary and a Senior Vice President of U.S. Trust. Mr. Aufenanger is the Chief Financial Officer of the Alternative Investments Group and is responsible for managing the financial reporting and operational affairs of the investment vehicles within the group. Prior to joining U.S. Trust in April 2003, Mr. Aufenanger worked as a consultant to various clients in the fund industry from January 2002 to March 2003. From 1999 through 2001, he was the Chief Financial Officer for Icon Holdings Corp. He served as the Chief

Financial Officer and Controller for funds managed by Merrill Lynch & Co. as a General Partner or Investment Advisor in the private equity, leveraged buyout, real estate and other industries from 1986 to 1998. Prior to that, he was a Controller for an equipment leasing subsidiary of Merrill Lynch & Co. from 1981 to 1985 and was an audit supervisor for Ernst & Young from 1975 to 1980. Mr. Aufenanger received his B.S. in Accounting from St. John’s University and is a Certified Public Accountant. He is a member of the “International Who’s Who of Professionals”, the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants, and the Turnaround Management Association.

Kristina McDonough, age 43, has been an Officer of the Fund since September 2006. Ms. McDonough is a Managing Director of United States Trust Company, NA and heads Product Management for U.S. Trust’s Alternative Investment Division where she assists in the strategic development of the Division’s product line and oversees the Division’s product marketing, capital raising, client reporting and client administration areas across all product lines. Ms McDonough has over 19 years of alternative investments and financial services experience. Before joining U.S. Trust in August 2003, McDonough served as Co-Head of Global Marketing and Investor Relations and Head of the U.S. Marketing and Client Service for HypoVerins Bank’s $2.5 billion Alternative Investments Group from February 2003 to July 2003. Prior to that, she served as Client Portfolio Manager for Credit Suisse Asset Management’s $5 billion Hedge Fund Investments Group where she was responsible for representing the firm’s hedge fund investments to institutions, family offices and high-net-worth individuals through a variety of distribution channels from August 2000 to February 2003. She also served as the primary product specialist for the firm’s hedge fund and private equity investments to CSFB’s financial advisors and their institutional and high-net-worth clients. Prior to joining DLJ/CSFB, Ms. McDonough served for seven years at Lipper & Company, Inc., a private investment management firm specializing in convertible and merger arbitrage and high yield securities. Ms McDonough began her career as a venture capital associate for Allen & Company and held a variety of corporate finance roles at Citicorp, N.A. including high yield securities origination, corporate banker and asset securitization. McDonough holds a B.A. in Business and Economics from Lake Forest College in 1986, and an M.B.A in Finance from the University of Chicago’s Graduate School of Business.

INVESTMENT COMMITTEE OF THE INVESTMENT ADVISOR

All of the Advisor’s major investment decisions on our behalf require the approval of its North American Private Equity Investment Committee, which is comprised of the following:

Peter H. Schaff has been a director of the Fund since May 2004. Mr. Schaff was designated as a director by the Advisor. Mr. Schaff is an International Director and is the Chief Executive Officer of LaSalle’s North American Private Equity business. Mr. Schaff serves on LaSalle’s North American Private Equity Investment and Allocation Committees, and also on its Global Management Committee. Since joining LaSalle in 1984, Mr. Schaff has had extensive experience in all aspects of institutional real estate investment management, including acquisitions, joint ventures, financings, redevelopments, and dispositions. Prior to joining LaSalle, Mr. Schaff was a Banking Officer of Continental Illinois National Bank, working on private debt placements, interest rate swaps and related financial products. Mr. Schaff holds an undergraduate degree from Stanford University and an M.B.A. from the University of Chicago Graduate School of Business. Mr. Schaff is a member of the Urban Land Institute and the Pension Real Estate Association.

Wade W. Judge Mr. Judge is an International Director and Chief Investment Officer of LaSalle Investment Management’s North American Private Equity business and is the Chairman of LaSalle’s North American Private Equity Investment Committee. Prior to assuming these responsibilities in 2001, Mr. Judge was responsible for directing LaSalle’s U.S. acquisitions group for approximately 10 years. Prior to joining LaSalle in 1992, Mr. Judge worked for the Chairman of Jones Lang LaSalle and later managed the firm’s development group. Before coming to Jones Lang LaSalle in 1975, Mr. Judge was with Brown Brothers Harriman & Co. in New York City. Mr. Judge graduated with a B.A. from Dartmouth College and an M.B.A. from Stanford University.

James Hutchinson Mr. Hutchinson is an International Director of LaSalle and a member of the North American Private Equity Investment Committee. He also serves as the President of the Income & Growth Fund series with primary responsibility for acquisitions, financings and capital decisions. Since joining LaSalle in 1985, Mr. Hutchinson has completed property investments with an aggregate value exceeding $1.2 billion. Prior to joining LaSalle, Mr. Hutchinson was a senior manager in the audit division of Deloitte & Touche in Chicago. Mr. Hutchinson holds a B.A. in mathematics from Brown University and an M.B.A. from Indiana University. He is a C.P.A. and a member of the National Association of Industrial and Office Properties and the Urban Land Institute.

William J. Maher Mr. Maher is Director of North American Research & Strategy for LaSalle and has been since he began with the firm in 1995. Mr. Maher is responsible for research relating to real estate investment strategy and direction, as well as market analysis for existing and potential new investments. In addition to leading research efforts throughout North America, he works with clients to develop custom real estate investment and portfolio strategies. Mr. Maher is a member of LaSalle’s U.S. Private Equity Investment Committee, the Global Investment Strategy Committee, and principal author of LaSalle’s Investment Strategy Annual and quarterly Market Watch. Prior to joining LaSalle Investment Management, Mr. Maher was a partner with Ernst & Young and director of the Real Estate Consulting Group’s Washington, D.C. office, where he managed the group’s efforts in the fields of strategic planning, market and financial feasibility assessment, portfolio due diligence and corporate real estate. Before that, Mr. Maher was Executive Vice President of Halcyon Ltd., a real estate consulting and services firm. Mr. Maher is a graduate of Harvard University’s Kennedy School of Government, holding a Master’s degree in Urban Planning, with distinction. Mr. Maher also completed an executive management program at Northwestern University’s Kellogg School of Management and received a B.A. in Economics from Williams College in Massachusetts. Mr. Maher is a member of the Research Advisory Task Force of the International Council of Shopping Centers; the Research Committee Vice Chairman of the Real Estate Roundtable; serves as Vice Chairman of the Program Committee for the Urban Land Institute; and is a member of the Real Estate Investment Committee at Williams College. Mr. Maher is also a member of the Association of Foreign Investors in Real Estate and NAREIT.

Non-Voting, Ex Officio Members

The following employees of the Advisor are non-voting, ex officio members of its North American Private Equity Investment Committee:

Jeff Jacobson Mr. Jacobson has been the European Chief Executive Officer of LaSalle Investment Management since 2000. In this role, Mr. Jacobson is responsible for all of LaSalle’s activities in Europe encompassing $15 billion in investments across the region and 260 employees located in seven offices across Europe. Effective January 1, 2007, Mr. Jacobson became global Chief Executive Officer of LaSalle Investment Management. In that role, Mr. Jacobson is responsible for a 600 plus person team managing $40 billion of investments in both private and public real estate across all major markets within Europe, North America and Asia Pacific. Mr. Jacobson is a member of Jones Lang LaSalle’s Global Executive Committee, a member of the Jones Lang LaSalle Co-Investment Capital Allocation Committee and sits on various LaSalle Investment Committees. Mr. Jacobson is responsible for all aspects of the European business, including servicing the firm’s European investment management clients, chairing the European Investment Committee and implementing growth initiatives. Prior to returning to LaSalle in 2000, Mr. Jacobson was a Managing Director of Security Capital Group Incorporated. From 1986 until 1997, Mr. Jacobson was at LaSalle Partners where he worked on a broad range of property acquisitions, sales financing and restructuring assignments and started up the firm’s successful CMBS investment activities. Mr. Jacobson holds undergraduate and graduate degrees from Stanford University.

Jacques Gordon Mr. Gordon is International Director of Research and Investment Strategy for LaSalle and has served in this role since 1994. Mr. Gordon serves on the Advisor’s Global Management and North American Private Equity Investment Committees. Mr. Gordon is responsible for market forecasting, investment strategy development, and the direction of investment research, which monitors capital markets, regional economies and property markets in 120 metropolitan areas and 20 countries. Mr. Gordon is Managing Editor of Market Watch, a quarterly publication of LaSalle; a primary author of LaSalle’s Investment Strategy Annual; and co-chair of the global research committee of Jones Lang LaSalle. Mr. Gordon is a past President of the Real Estate Research Institute and currently chairs the Pension Real Estate Association’s Research Committee. Mr. Gordon also serves on the boards of the American Real Estate Society and the editorial boards of Real Estate Finance, Journal of Real Estate Portfolio Management and Wharton Real Estate Review. Previously, Mr. Gordon served as Director of Research at Baring Advisors and at Real Estate Research Corporation in Chicago. Mr. Gordon received a bachelor’s degree from the University of Pennsylvania, and M.Sc. from the London School of Economics and a Ph.D. from Massachusetts Institute of Technology.

Item 1A.	Risk Factors.

You should consider carefully the risks described below and the other information in this Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Form 10-K. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations and cause the Fund’s NAV to decline.

The Fund is subject to the risks of commercial real estate ownership that could reduce the value of its properties.

Real estate historically has experienced significant fluctuations and cycles in value that have resulted in reductions in the value of real estate related investments. Real estate will continue to be subject to such fluctuations and cycles in value in the future that may negatively impact the value of the Fund’s investments. The marketability and value of the Fund’s investments will depend on many factors beyond the control of the Fund. The ultimate performance of the Fund’s investments will be subject to the varying degrees of risk generally incident to the ownership and operation of the underlying real properties. The ultimate value of the Fund’s investment in the underlying real properties depends upon the Fund’s ability to operate the real properties in a manner sufficient to maintain or increase revenues in excess of operating expenses and debt service. Revenues and the values of our properties may be adversely affected by:

•	changes in national or international economic conditions;

•	cyclicality of real estate;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	the financial condition of tenants, buyers and sellers of properties;

•	competition from other properties offering the same or similar services;

•	changes in interest rates and in the availability, cost and terms of mortgage debt;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	the ongoing need for capital improvements (particularly in older structures);

•	changes in real estate tax rates and other operating expenses;

•	adverse changes in governmental rules and fiscal policies;

•	civil unrest;

•	acts of God, including earthquakes, hurricanes and other natural disasters, acts of war, acts of terrorism (any of which may result in uninsured losses);

•	adverse changes in zoning laws; and

•	other factors that are beyond the control of the real property owners and the Fund.

In the event that any of the real properties underlying the Fund’s investments experience any of the foregoing events or occurrences, the value of and return on such investments would be negatively impacted.

The success of the Fund will be dependent on the availability of, and the degree of competition for, attractive investments. The lack of availability of attractive investments could materially impair the financial performance of the Fund.

The Fund’s operating results will be dependent upon the availability of, and the Advisor’s ability to identify, acquire and manage, appropriate real estate investment opportunities. It may take considerable time for the Fund to identify and acquire appropriate investments. In general, the availability of desirable real estate opportunities and the Fund’s investment returns will be affected by the level and volatility of interest rates, conditions in the financial markets and general, national and local economic conditions. No assurance can be given that the Fund will be successful in identifying, underwriting and then acquiring investments which satisfy the Fund’s return objectives or that such investments, once acquired, will perform as intended. The Fund is engaged in a competitive business and competes for investments with traditional equity sources, both public and private, as well as existing funds, or funds formed in the future, with similar investment objectives. If the Fund cannot effectively compete with these entities for investments, its ability to achieve its investment objective will be adversely affected.

The past performance of the Manager and the Advisor or any fund connected to either is not a predictor of future results of the Fund, and the Fund may not achieve positive financial results.

Neither the track record of senior management of the Manager or the Advisor nor the performance of any fund connected to either shall imply or predict (directly or indirectly) any level of future performance of the Fund, the Manager or the Advisor. The Advisor’s and Manager’s performance and the performance of the Fund is dependent on future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events due to a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics, varying degrees of competition, varying circumstances pertaining to the real estate capital markets and the cyclical nature of real estate. The Fund has a very short-term performance history, and the Fund may not achieve positive financial results.

If the Fund is unable to obtain leverage on favorable terms, its ability to make new investments, its operating costs and its ability to make dividend payments may be adversely affected.

The Fund’s return on investment is somewhat dependent upon its ability to grow its portfolio of existing and future investments through the use of leverage. The Fund’s ability to obtain the leverage necessary on attractive terms will ultimately depend upon its ability to maintain interest coverage ratios and meet market underwriting standards which will vary according to lenders’ assessments of the Fund’s creditworthiness and its ability to comply with the terms of the borrowings. The Fund’s failure to obtain leverage at the contemplated levels, or to obtain leverage on attractive terms, could have a material adverse effect on the Fund’s ability to make new investments, its operating costs and its ability to pay dividends over time.

The Fund’s use of leverage could impair its financial performance and result in the loss of some or all of its assets.

Leverage creates an opportunity for increased return on the Fund’s investments, but at the same time creates risks. For example, leveraging magnifies changes in the net worth of the Fund. This magnification may be realized, for example, in a circumstance where the gross asset value of one of the Fund’s investments declines, the principal amount of the debt secured by that investment stays constant and the net equity or net worth of the Fund absorbs 100% of the decline in the investment’s value. The Fund will leverage assets only when there is an expectation that leverage will enhance returns, although there can be no assurance that the Fund’s use of leverage will prove to be beneficial. Moreover, there can be no assurance that the Fund will be able to meet its debt service obligations and, to the extent that it cannot, the Fund risks the loss of some or all of its assets or a financial loss if the Fund is required to liquidate assets at a commercially inopportune time.

If the Manager or Advisor were to lose key personnel or the Fund were to lose the services of the Manager or the Advisor, the Fund’s ability to run its business could be adversely affected.

The Manager’s ability to successfully manage the Fund’s affairs currently depends on the Manager’s organization and the Advisor’s ability to identify, structure and finance investments. The Fund will also be relying to a substantial extent on the experience, relationships and expertise of the senior management and other key employees of the Manager and the Advisor. There can be no assurance that these individuals will remain in the employ of the Manager and the Advisor. The loss of the services of the Manager’s organization, the Advisor’s investment advice or any of such individuals, could have a material adverse effect on the Fund’s operations. In addition, under certain circumstances, our board of directors has the right to remove the Manager and the Advisor.

The Fund incurs significant costs in connection with Exchange Act compliance and it may become subject to liability or sanctions for any failure to comply, which could materially impact results of operations and financial condition of the Fund.

As a result of the Fund’s obligation to register its Common Stock with the SEC under the Exchange Act, it is now subject to Exchange Act rules and related reporting requirements. Compliance with the reporting requirements of the Exchange Act requires timely filing of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act of 2002 and the SEC regulations relating thereto, have increased the costs of corporate governance, reporting and disclosure practices to which the Fund is subject. The Fund’s efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create legal bases for administrative, civil and criminal proceedings against the Fund in cases of non-compliance.

The Fund may not achieve its return objectives, which may adversely affect the value of our Common Stock.

The Fund will make investments based on the Advisor’s estimates or projections of internal rates of return and current returns, which in turn are based on, among other considerations, assumptions regarding the performance of Fund assets, the amount and terms of available financing and the manner and timing of dispositions, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and could have a significant effect on the ability of the Fund to generate attractive long-term risk-adjusted total returns. The Fund has a limited operating history and therefore may be subject to greater uncertainty than funds with longer track records. Moreover, the Fund’s ability to achieve its objectives may be adversely impacted by any of the factors discussed in this “Risk Factors” section. The Fund’s failure to achieve its return objectives may adversely affect the value of our Common Stock.

The Fund may suffer declines in rental revenue and/or occupancy at certain of its current and future retail properties related to co-tenancy provisions contained in certain tenant’s leases, which would have a negative impact on the value of our Common Stock.

Tenants of certain retail properties held by the Fund have leases which contain co-tenancy provisions, which require either certain tenants and/or certain amounts of square footage to be occupied and open for business or other tenants of the property gain certain rights. These rights often include the right to pay reduced rents and/or the right to terminate the lease should the co-tenancy provision not be satisfied. As a result of these co-tenancy provisions, and the exercise of rights pursuant to these provisions, the loss of a single tenant may have a negative impact on the Fund beyond the loss of rent from that particular tenant, in that the loss of a tenant due to its exercise of its co-tenancy provision, may trigger the co-tenancy provisions of other tenants, which can result in additional co-tenancy provisions being triggered. In addition, the Fund could still be negatively impacted even if a tenant that vacates the property continues to pay the full rent amount under its lease as the reduced occupancy could permit other tenants to exercise their co-tenancy provision rights. As a result, the Fund would have to recognize reduced rental income and/or reduced occupancy, which would have a negative impact on NAV.

If significant tenants were to default on their lease obligations to the Fund, its results of operations and ability to pay dividends to Stockholders may be adversely affected.

During the year ended December 31, 2006, Fannie Mae accounted for 13% of consolidated revenues. If this significant tenant was to default on its lease obligation to the Fund, our results of operations and ability to pay dividends to our stockholders would be adversely affected.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect the Fund’s results of operations and financial condition and its ability to pay dividends to Stockholders.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances at, on, under, or in its property. In addition, the presence of these substances, or the failure to properly remediate these substances, may subject the Fund to claims by private plaintiffs and adversely affect its ability to sell or rent a property or to use the property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental contamination may require material expenditures by the Fund. The Fund cannot assure that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of its properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

These laws typically allow liens to be placed on the affected property. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which the Fund may be required to comply and that may subject it to liability in the form of fines and/or damages for noncompliance.

The Fund cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. The Fund cannot provide assurance that its business, results of operations, liquidity, financial condition and ability to pay dividends will not be adversely affected by these laws.

The Fund’s properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation of the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Public concern about indoor exposure to mold has been increasing along with awareness that exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of a significant amount of mold at any of the Fund’s properties could require the Fund to undertake a costly remediation program to contain or remove the mold from the affected properties. In addition, the presence of mold could expose the Fund to liability from tenants, employees of tenants and others if property damage or health concerns arise as a result of the presence of mold in the properties of the Fund. If the Fund ever becomes subject to significant mold-related liabilities, its business, financial condition, liquidity, results of operations and ability to pay dividends could be materially and adversely affected.

Stockholders may experience dilution.

The Fund expects to sell additional Shares through private placements to accredited investors. Stockholders that do not participate in future private placements will experience dilution in the percentage of their equity investment in the Fund. In addition, depending on the value of the Fund’s properties at the time of any future sale of Shares, Stockholders may experience dilution in Current Share Price (as defined under “Item 5. Markets for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchase of Equity Securities” below) of their Shares.

If the Fund is unable to raise additional capital to support its growth through the sale of Shares, its financial results may suffer.

To support the Fund’s growth and further diversify its portfolio and investments, the Fund expects to raise additional capital by selling Shares to accredited investors in private placement transactions. If the Fund were unable to sell additional Shares due to market forces or other factors, its ability to grow its business may be adversely affected. This may negatively affect the Fund’s ability to achieve greater diversification and economies of scale in its operations and therefore, may adversely affect its financial results.

Future terrorist attacks may result in financial losses for the Fund and limit its ability to obtain terrorism insurance.

The terrorist attacks on September 11, 2001 disrupted the United States financial markets and negatively impacted the U.S. economy in general. Any future terrorist attacks and the anticipation of any such attacks, or the consequences of the military or other response by the United States and its allies, may have a further adverse impact on U.S. financial markets, including real estate capital markets, and the economy. It is not possible to predict the severity of the effect that such future events would have on the financial markets and economy.

It is possible that the economic impact of any future terrorist attacks will adversely affect some of the Fund’s investments. Some of the Fund’s investments, particularly those located in or around major population centers, may be more susceptible to these adverse effects than others. The Fund may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact investors’ returns.

In addition, the events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile properties to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Protection Act of 2002, through the end of 2004, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may affect the general real estate lending market, lending volume and the market’s overall loss of liquidity may reduce the number of suitable investment opportunities available to the Fund and the pace at which its investments are made. As of December 31, 2006, the Fund carried terrorism insurance on all of its investments.

Insurance on the Fund’s properties may not adequately cover all losses to its properties, which could reduce stockholder returns if a material uninsured loss occurs.

The Fund’s tenants are required to maintain property insurance coverage for the properties under net leases. The Fund maintains a blanket policy on its properties not insured by its tenants. There are various types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Should an uninsured loss occur, the Fund could lose its capital investment and/or anticipated profits and cash flow from one or more properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. In that case, the insurance proceeds received might not be adequate to restore the Fund’s economic position with respect to the affected real property, which could reduce the amounts the Fund has available to pay dividends.

Due to limitations on the ability of the Fund to repurchase Stockholders’ Shares and restrictions on their transfer, an investment in the Shares will be illiquid.

An investment in Shares requires a long-term commitment, with no certainty of return. The Shares have not been registered under the Securities Act and unless Shares are so registered, they may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Fund does not currently intend to apply for listing of its Common Stock on any securities exchange or arrange for it to be quoted on any automated dealer quotation system. There is no public market for the Shares and none is expected to develop. The Shares are also subject to other transfer restrictions.

Although the Fund intends to provide liquidity to its Stockholders, subject to board of directors approval, by conducting semi-annual tender offers pursuant to which the Fund expects to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares, the Fund may not have sufficient available cash to fund the repurchase of Shares. There is no guarantee that cash will be available at any particular time to fund repurchases of Shares, and the Fund will be under no obligation to make such cash available through the sale of assets, borrowings or otherwise. In addition, the Fund’s compliance with the Federal income tax rules applicable to REITs and rules under the Federal securities laws may affect the Fund’s ability to repurchase Shares. If the number of Shares tendered by Stockholders exceeds the percentage, number or dollar amount of Shares offered to be repurchased by the Fund, the Fund might only accept Shares properly tendered on a pro rata basis.

In addition, the repurchase of Shares is subject to regulatory requirements imposed by the SEC. The Fund’s repurchase procedures are intended to comply with such requirements. However, in the event that the Board determines that the Fund’s repurchase procedures described above are required to be or appropriately should be amended, the Board will adopt revised repurchase procedures as necessary to ensure the Fund’s compliance with applicable regulations or as the Board in its sole discretion deems appropriate. The Fund may terminate, reduce or otherwise change the above share repurchase program.

The Fund’s investments may be illiquid, which may limit the Fund’s ability to repurchase Shares.

Real estate investments are relatively illiquid. Such illiquidity may limit the Fund’s ability to vary its portfolio of investments in response to changes in economic and other conditions. Illiquidity may result from the absence of an established market for real estate investments as well as the legal or contractual restrictions on their resale. In addition, illiquidity may result from the decline in value of one of the Fund’s investments. There can be no assurances that the fair market value of any of the Fund’s real property investments will not decrease in the future. The relative illiquidity of the Fund’s investments may limit its ability to repurchase your Shares through semi-annual tender offers as planned.

If the Fund is not able to appropriately diversify its investments, its financial results would be disproportionately affected by a downturn in the particular geographic region or property sector in which its investments are concentrated.

While the Fund intends to diversify its investments both geographically and by property sector, there is no assurance as to the degree of diversification that will actually be achieved by the Fund. The Fund may not be able to assemble a fully diversified portfolio. Furthermore, the Fund may make investments involving contemplated sales or refinancings that do not actually occur as expected, which could lead to increased risk as a result of it having an unintended long-term investment and reduced diversification. Further diversification consistent with the Fund’s objectives will be dependent on a number of additional factors, including the Fund’s ability to raise additional capital, so there can be no assurance that the Fund’s diversification objectives will be achieved. To the extent the Fund is not able to appropriately diversify its investments, its financial results would be adversely affected if there were a downturn in the particular geographic region or property sector in which the Fund’s investments were concentrated. As of December 31, 2006, 64% of the current fair value of the Fund’s consolidated properties is geographically concentrated in the western United States. Fifty-two percent and 48% of the current fair value of unconsolidated properties are geographically concentrated in the midwestern and western United States, respectively. The Fund’s diversification of consolidated properties by property type, based on current fair value as of December 31, 2006, consists of 54% in the office property sector, 26% in the retail property sector and 20% in the industrial property sector. The Fund’s diversification of unconsolidated properties by property type at December 31, 2006 consists of 52% in the retail property sector and 48% in the office property sector.

The Fund may not have unilateral control over some of its investments and may be unable to take actions to protect its interests in these investments, which may result in losses with respect to these investments and expose the Fund to liability.

In certain situations, the Fund may (a) acquire only a minority interest in a property or other asset in which it invests, (b) rely on independent third party management or strategic partners with respect to the operations of a property or other asset in which it invests or (c) acquire only a participation in an asset underlying an investment, and therefore may not be able to exercise control over the management of such investment. The Fund may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests in certain investments. These investments may involve risks not present in investments where a third party is not involved, including the possibility that a third party partner or co-venturer may have financial difficulties resulting in a negative impact on such investment, may have economic or business interests or goals that are inconsistent with or adverse to those of the Fund, or may be in a position to take action contrary to the Fund’s investment objectives. The Fund may in certain circumstances be liable for the actions of its third party partners or co-venturers. In addition, the Fund’s lack of control over the properties in which it invests could result in the Fund being unable to obtain accurate and timely financial information for these properties and could adversely affect the Fund’s internal control over financial reporting.

A portion of the Advisor’s and Manager’s fees is based on the Fund’s ability to generate cash flow from operations, which may result in the Advisor and the Manager having incentives that conflict with those of the Fund’s stockholders.

A portion of the Advisor’s and Manager’s fees is based on the Fund’s ability to generate cash flow from operations. Therefore, they may have an incentive to maximize the amount of cash generated from Fund operations, rather than to maximize appreciation, and to hold properties rather than to sell properties at an otherwise appropriate time for the stockholders.

Because a portion of the fees paid to the Manager and the Advisor is based on the Fund’s NAV, the Manager and the Advisor may have an incentive to sell Shares at a time when the capital from those sales cannot be effectively employed, which could harm the Fund’s financial performance and decrease the amount of dividends paid to Stockholders.

A portion of the fees paid to the Manager and the Advisor is based on the Fund’s NAV. The Manager and the Advisor may have an incentive to sell Shares, as doing so will bring cash into the Fund and increase NAV, which, in turn, will increase the amount of fees paid to the Manager and the Advisor. However, if the Fund is not able to effectively deploy this capital in new real estate investments, the Fund’s financial performance may be harmed and the amount of dividends paid to stockholders could decrease.

Stockholders will have limited recourse against the Board, the Manager and the Advisor.

The Fund’s governing documents, as well as the Management Agreement and Advisory Agreement, limit the circumstances under which the Board, the Manager, the Advisor and their respective affiliates, including their officers, partners, employees, Stockholders, members, managers and other agents, can be held liable to the Fund and our stockholders. For example, the Fund’s charter provides that the directors and officers will not be liable to the Fund or our stockholders for money damages to the maximum extent permissible under Maryland law. In addition, the Advisory Agreement and the Management Agreement, respectively, provide for the Fund to indemnify, defend and hold harmless the Advisor and the Manager and their affiliates, partners, members, stockholders, officers, employees, agents, successors, and assigns from and against all liabilities, judgments, costs, losses, and expenses, including attorneys’ fees, charges and expenses and expert witness fees, of any nature, kind or description, arising out of claims by third parties in connection with the Advisory Agreement and the Management Agreement, respectively, and the Advisor’s and the Manager’s respective services thereunder except to the extent caused by or resulting from (i) the Advisor’s or Manager’s breach of the Advisory Agreement or Management Agreement, as applicable, or (ii) the negligent or wrongful acts or omissions of the Advisor or Manager or their affiliates, officers, partners, agents, employees, successors or assigns. As a result, our stockholders may have a more limited right of action in certain cases than they would have in the absence of such limitations.

If the Fund fails to qualify as a “venture capital operating company” under ERISA, stockholders subject to ERISA and the related excise tax provisions of the Internal Revenue Code may be subject to adverse financial and legal consequences if they engage in specified prohibited transactions.

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the Shares. The Advisor will use reasonable best efforts to conduct the operations of the Fund so that the Fund will qualify as a “venture capital operating company” under applicable ERISA regulations. If in the future the Fund were to fail to qualify as a venture capital operating company under ERISA and the Fund’s investments would be deemed to be “plan assets” of the stockholders that are employee benefit plans subject to ERISA (“Plans”), transactions involving the assets of the Fund with “Parties in Interest” under ERISA or “Disqualified Persons” under the Internal Revenue Code, which we refer to as the Code, with respect to such Plans might be prohibited under Section 406 of ERISA and Section 4975 of the Code.

The Fund may not be able to qualify for exemption from registration under the Investment Company Act which could limit the Fund’s ability to use leverage and could materially impair the Fund’s financial performance.

The Fund intends not to become regulated as an investment company under the Investment Company Act based upon certain exemptions thereunder. Accordingly, the Fund does not expect to be subject to the restrictive provisions of the Investment Company Act. If the Fund fails to qualify for exemption from registration as an investment company, its ability to use leverage would be substantially reduced and it may be unable to conduct its business as described herein. Any failure to qualify for such exemption from the Investment Company Act could have a material adverse effect on the operations and expenses of the Fund. The Fund’s efforts to avoid registration as an investment company in reliance on one of the available exemptions may affect the composition of the Fund’s investment portfolio and the investment and disposition decisions of the Advisor.

Our Charter does not permit ownership of over 9.9% of the Fund’s Common Stock by any individual or entity, and attempts to acquire Shares in excess of the 9.9% limit would be void without the prior approval of our board of directors.

For the purpose of preserving the Fund’s REIT qualification, our Charter prohibits, without the consent of our board of directors, direct or constructive ownership by any individual or entity of more than 9.9% of the lesser of the total number or value of the Shares as a means of preventing ownership of more than 50% of the

Shares by five or fewer individuals. Our Charter’s constructive ownership rules are complex and may cause the Shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.9% of the Common Stock by an individual or entity could cause an individual to own constructively in excess of 9.9% of the Shares, and thus be subject to our Charter’s ownership limit. Any attempt to own or transfer Shares in excess of the ownership limit without the consent of our board of directors will be void, and will result in those Shares being transferred by operation of law to a charitable trust, and the person who acquired such excess Shares will not be entitled to any distributions thereon or to vote those excess Shares.

There are no assurances of the Fund’s ability to pay dividends in the future.

The Fund intends to pay quarterly dividends and to make distributions to stockholders in amounts such that all or substantially all of the Fund’s real estate investment trust taxable income in each year, subject to certain adjustments, is distributed to stockholders. This, along with other factors, should enable the Fund to qualify for the tax benefits afforded to a REIT under the Code. All distributions will be made at the discretion of our board of directors and will depend on the Fund’s earnings, financial condition, maintenance of its REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances as to the Fund’s ability to pay dividends in the future. There may be little or no cash flow available to investors. In addition, some of the Fund’s distributions may include a return of capital.

A stockholder who decides to participate in the dividend reinvestment plan will be subject to taxes on those dividends that are reinvested.

Each Stockholder has the option of participating in the Fund’s dividend reinvestment plan under which all or a designated portion of such Stockholder’s dividends will automatically be reinvested in additional Shares. A Stockholder participating in the dividend reinvestment plan will be required to pay taxes with respect to such reinvested dividends in the year that the dividend is paid by the Fund although no cash is actually distributed.

If the Fund does not maintain its qualification as a REIT, the Fund will be subject to tax as a regular corporation and face a substantial tax liability.

The Fund expects to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize the Fund’s REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for the Fund to qualify as a REIT. If the Fund fails to qualify as a REIT in any tax year, then:

•

the Fund would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to the stockholders in computing taxable income and being subject to Federal income tax on its taxable income at regular corporate rates;

•	any resulting tax liability could be substantial, could have a material adverse effect on the Fund’s book value and could reduce the amount of cash available for distribution to the stockholders;

•

unless the Fund was entitled to relief under applicable statutory provisions, it would be required to pay taxes, and thus, its cash available for distribution to the stockholders would be reduced for each of the years during which the Fund did not qualify as a REIT; and

•	the Fund may also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

Recent tax legislation may cause investments in non-REIT corporations to be relatively more desirable.

Recent tax legislation generally provides for a reduced tax rate for dividends paid to individuals. This reduced rate generally does not apply to dividends paid by REITs. Although this legislation does not adversely affect the tax treatment of REITs, it may cause investments in non-REIT corporations to be relatively more desirable.

Complying with REIT requirements may cause the Fund to forego otherwise attractive opportunities.

To qualify as a REIT for Federal income tax purposes, the Fund must continually satisfy tests concerning, among other things, its sources of income, the nature and diversification of its investments in commercial real estate and related assets, the amounts it distributes to stockholders and the ownership of its Shares. The Fund may also be required to make distributions to stockholders at disadvantageous times or when it does not have capital readily available for distribution. The REIT provisions of the Code may substantially limit the Fund’s ability to hedge its financial assets and related borrowings. Thus, compliance with REIT requirements may hinder the Fund’s ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force the Fund to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, the Fund must also ensure that at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of the Fund’s investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of the Fund’s assets can consist of the securities of any one issuer. If the Fund fails to comply with these requirements, it must dispose of a portion of its assets within 30 days after the end of the calendar quarter to avoid losing its REIT status and suffering adverse tax consequences.

Complying with REIT requirements may force the Fund to borrow to make distributions to Stockholders.

From time to time, the Fund’s taxable income may be greater than its cash flow available for distribution to stockholders. If the Fund does not have other capital available in these situations, it may be unable to distribute substantially all of its taxable income as required by the REIT provisions of the Code. Thus, the Fund could be required to borrow capital, sell a portion of its assets at disadvantageous prices, issue consent dividends (which will be taxable to stockholders) or find another alternative. These options could increase the Fund’s costs or reduce its NAV.

Item 1B.	Unresolved Staff Comments.

As part of the review by the staff of the Division of Corporation Finance of the SEC (the “Staff”) of our Registration Statement on Form 10 initially filed with the SEC on April 28, 2006, we received and responded to a number of comments. The only comment that remains unresolved pertains to the fact that we were unable to provide financial statements under Rule 3-14 of Regulation S-X relating to our acquisition of our Metropolitan Park North property. We were unable to produce the required financial statements due to lack of access to certain information regarding the property while it was owned by a previous owner. We requested that the Staff grant us a waiver from the requirement to provide the Rule 3-14 financial statements for Metropolitan Park North due to our inability to produce them. The Staff, however, denied our waiver request and indicated that, until we provide the Rule 3-14 financial statements for Metropolitan Park North, it would neither declare effective any registration statement or post-effective amendments, nor consider compliant any proxy or other filing that require our financial statements. The Staff also indicated that our filings are not considered timely for purposes of Form S-3. Finally, the Staff stated that, subject to certain exceptions, we should not make offerings under effective registration statements or under Rule 505 or 506 of Regulation D where any purchasers are not accredited investors under Rule 501(a) of Regulation D. As stated above, we only sell Shares to accredited investors. We do not expect to gain access to the requisite information to provide Rule 3-14 financial statements for Metropolitan Park North. We expect to be compliant with the SEC’s financial statement requirements with respect to Metropolitan Park North at the time we file our Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Properties.

DESCRIPTION OF REAL ESTATE:

Our investments in real estate assets as of December 31, 2006 consist of our interests in properties that are consolidated in our consolidated financial statements including 90% and 95% interests in two joint ventures (the “Consolidated Properties”) and interests in two additional joint ventures that own real estate (the “Unconsolidated Properties”). The following table sets forth the information with respect to our real estate assets as of December 31, 2006:

Property Name	Location	Type	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Monument IV at Worldgate (1)	Herndon, VA	Office	100%	2001	August 27, 2004	228,000	100%
Havertys Furniture (2)	Braselton, GA	Industrial	100%	2002/2005(3)	December 3, 2004	808,000	100%
Hagemeyer Distribution Center (2)	Auburn, GA	Industrial	100%	2001	December 3, 2004	300,000	100%
25850 S. Ridgeland (1)(4)(5)	Monee, IL	Industrial	100%	2004	December 31, 2004	722,000	100%
Georgia Door Sales Distribution Center (1)	Austell, GA	Industrial	100%	1994/1996(6)	February 10, 2005	254,000	100%
105 Kendall Park Lane (1)	Atlanta, GA	Industrial	100%	2002	June 30, 2005	409,000	100%
Waipio Shopping Center (1)	Waipahu, HI	Retail	100%	1986/2005(7)	August 1, 2005	137,000	100%
Pacific Medical Office Portfolio:
300 Old River Road (8)	Bakersfield, CA	Office	95%	1992	December 21, 2005	36,000	100%
500 Old River Road (8)	Bakersfield, CA	Office	95%	1992	December 21, 2005	30,000	92%
500 West Thomas Road (8)	Phoenix, AZ	Office	95%	1994	December 21, 2005	169,000	98%
1500 South Central Ave (8)	Glendale, CA	Office	95%	1980	December 21, 2005	37,000	100%
14600 Sherman Way (8)	Van Nuys, CA	Office	95%	1991	December 21, 2005	50,000	96%
14624 Sherman Way (8)	Van Nuys, CA	Office	95%	1981	December 21, 2005	51,000	89%
18350 Roscoe Blvd (8)	Northridge, CA	Office	95%	1979	December 21, 2005	68,000	96%
18460 Roscoe Blvd (8)	Northridge, CA	Office	95%	1991	December 21, 2005	25,000	100%
18546 Roscoe Blvd (8)	Northridge, CA	Office	95%	1991	December 21, 2005	43,000	92%
4545 East Chandler (8)	Chandler, AZ	Office	95%	1994	December 21, 2005	48,000	76%
485 South Dobson (8)	Chandler, AZ	Office	95%	1984	December 21, 2005	43,000	97%
1501 North Gilbert (8)	Gilbert, AZ	Office	95%	1997	December 21, 2005	38,000	87%
116 South Palisade (8)	Santa Maria, CA	Office	95%	1995	December 21, 2005	34,000	100%
525 East Plaza (8)	Santa Maria, CA	Office	95%	1995	December 21, 2005	44,000	92%
10440 East Riggs (8)	Chandler, AZ	Office	95%	1996	December 21, 2005	39,000	71%
Marketplace at Northglenn (1)	Northglenn, CO	Retail	100%	1999-2001(9)	December 21, 2005	439,000	96%
Metropolitan Park North (1)	Seattle, WA	Office	100%	2001	March 28, 2006	186,000	99%
Stirling Slidell Shopping Centre (1)	Slidell, LA	Retail	100%	2003	December 14, 2006	139,000	95%
9800 South Meridian (10)	Englewood, CO	Office	90%	1994	December 26, 2006	129,000	54%

Unconsolidated Properties:
Legacy Village (11)	Lyndhurst, OH	Retail	46.5%	2003	August 25, 2004	595,000	96%
111 Sutter Street (10)	San Francisco, CA	Office	80%	1926/2001(12)	March 29, 2005	284,000	100%

(1)	This property is owned fee.
(2)	This property is owned leasehold.
(3)	Built in 2002 and expanded in 2005.
(4)

Our initial investment was in the form of a mortgage loan that was secured by the property. The mortgage loan contained an option to purchase the underlying property which was exercisable by us in the first quarter of 2006 for the outstanding mortgage loan amount plus a $500,000 option payment. On March 30, 2006, we acquired the 25850 S. Ridgeland property for the outstanding mortgage loan balance plus a $500,000 option payment. This property was previously referred to as TNT Logistics.

(5)	The lease on this property was assigned to Michelin North America, Inc. on January 10, 2007.
(6)	Built in 1994 and expanded in 1996.
(7)	Built in 1986 and expanded in 2005.
(8)	This property is owned as majority interest holder in a joint venture, leasehold.
(9)	Redeveloped between 1999 and 2001.
(10)	This property is owned as majority interest holder in a joint venture, fee.
(11)	This property is owned as a interest holder in a joint venture, fee.
(12)	Built in 1926 and renovated in 2001.

ACQUISITIONS

2006 Acquisitions

Consolidated Properties

On March 28, 2006, we acquired a 100% interest in Metropolitan Park North, a 186,000 square-foot, multi-tenant office building with a five-level parking garage located in Seattle, Washington with lease expirations through 2016. The gross purchase price was approximately $89.2 million, funded at closing with a $61.0 million fixed-rate mortgage loan maturing in 2013 at 5.73%, interest-only for the first four years, a $7.0 million borrowing on the line of credit and cash on hand.

On December 14, 2006, we acquired a 100% interest in Stirling Slidell Shopping Centre, a 139,000 square-foot, multi-tenant retail center located approximately 35 miles northeast of New Orleans, Louisiana, built in 1994 with lease expirations through 2020. The gross purchase price was approximately $23.4 million. The Fund assumed a $14.0 million fixed-rate mortgage loan maturing in 2014 at 5.15%, the remaining balance was funded with cash on hand.

On December 26, 2006, we acquired a 90% interest in 9800 Meridian, a 129,000 square-foot, multi-tenant office building located in suburban Denver, Colorado, built in 1994 with tenant lease expirations through 2009. The gross purchase price was approximately $14.7 million, funded at closing with a $8.3 million variable-rate acquisition and construction loan at LIBOR plus 1.60% maturing in 2009 with two one-year extension options. The loan allows for additional borrowings up to $18.5 million to fund building improvements and leasing costs. The building will undergo significant upgrades over the next two years which will involve increasing the rentable space by approximately 10,000 square-feet, may involve terminating certain tenant leases as allowed under the terms of those leases and leasing the building to new tenants. The remainder of the purchase price for our 90% interest was funded with cash on hand. We consolidated this property based on the provisions of FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities.”

2005 Acquisitions

Consolidated Properties

On February 10, 2005, we acquired a 100% interest in Georgia Door Sales Distribution Center, a 254,000 square-foot, single-tenant industrial building in suburban Atlanta, Georgia built in 1994 and expanded in 1996. The tenant’s lease expires in 2009. The gross purchase price was approximately $8.5 million funded by two mortgage loans, a $5.4 million, 5.31% fixed-rate, maturing in 2015, interest-only for five years, and a $0.8 million variable-rate loan at LIBOR plus 140 basis points (5.69% at December 31, 2005) maturing 2010 with an option to extend the term two additional years at a market rate. The remaining balance was funded by cash on hand. The variable-rate loan was paid off in May 2006.

On June 30, 2005, we acquired a 100% interest in 105 Kendall Park Lane, a 409,000 square-foot, single-tenant industrial building in suburban Atlanta, Georgia built in 2002. The tenant’s lease expires in 2017. The gross purchase price was approximately $18.8 million, funded at closing by borrowings on our line of credit of $12.0 million and cash on hand. On August 15, 2005, we obtained a $13.0 million fixed-rate mortgage loan maturing in 2012 at 4.92%, interest-only for the first four years.

On August 1, 2005, we acquired a 100% interest in Waipio Shopping Center, a 137,000 square-foot, multi-tenant retail center in Hawaii, built in 1986 with lease expirations through 2034. The gross purchase price was approximately $30.5 million, funded at closing with borrowings on our line of credit of $15.0 million and cash on hand. On October 27, 2005, we obtained a $20.0 million fixed-rate mortgage loan, interest-only, maturing in 2010 at 5.15%.

On December 21, 2005, we acquired a 100% interest in Marketplace at Northglenn, a 439,000 square-foot, multi-tenant retail center located ten miles north of downtown Denver, Colorado, that was redeveloped between 1999 and 2001 with lease expirations through 2020. The gross purchase price was approximately $91.5 million, funded at closing with a $64.5 million fixed-rate mortgage loan maturing in 2016 at 5.50%, interest-only for the first two years, $7.0 million of borrowings on our line of credit and cash on hand. The acquisition included a $3.6 million Enhanced Sales Tax Incentive Program (“ESTIP”) note receivable from the local government that allows us to share in sales tax revenue generated by the retail center. This note is expected to be repaid in full during 2008.

On December 21, 2005, we acquired a 95% membership interest in a limited liability company that owns a portfolio of leasehold interests in fifteen medical office buildings encompassing 755,000 square-feet of space located throughout Southern California and the greater Phoenix metropolitan area, which we refer to as the Pacific Medical Office Portfolio. The buildings were built between 1979 and 1997 and have lease expirations through 2016. The total aggregate consideration paid for our 95% membership interest was approximately $132.8 million. Pacific Medical Office Portfolio was encumbered by four existing fixed-rate mortgage loans totaling $84.3 million maturing in 2013 and 2014 at a weighted average interest rate of 5.77%, interest-only until November 2006, and the remaining purchase price was funded with cash on hand. The other member, owning a 5% interest, is an unrelated third party, who also performs property management and leasing services for the portfolio of buildings. We consolidated this property based on the provisions of FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities.”

Unconsolidated Properties

On March 29, 2005, we acquired an 80% membership interest in a limited liability company which owns 111 Sutter Street in San Francisco, California, a 284,000 square-foot, multi-tenant office building built in 1926 and renovated in 2001. The aggregate consideration paid for the 80% membership interest was approximately $24.6 million. Additionally, we extended a $6.0 million short-term second mortgage loan to the limited liability company. The purchase price and the short-term second mortgage loan were funded by cash on hand of $18.9 million and borrowings on our line of credit of $11.7 million. At the time of purchase, 111 Sutter Street was encumbered by a $48.9 million variable-rate mortgage loan at LIBOR plus 185 basis points. On June 22, 2005, the limited liability company closed a $56.0 million fixed-rate mortgage loan maturing in 2015 at 5.58%. The majority of the proceeds from the loan were used to replace the existing mortgage loan debt on 111 Sutter Street and pay back the $6.0 million second mortgage loan to us.

2004 Acquisitions

Consolidated Properties

On August 27, 2004, LUSHI acquired a 100% interest in Monument IV at Worldgate, a nine-story, 228,000 square foot, single tenant, Class A office building in Herndon, Virginia built in 2001. The gross purchase price for the property was approximately $59.6 million, which was financed in part by two mortgage loans, a $38.0 million 5.29% fixed rate, maturing in 2011 mortgage loan, interest-only for the first two years and a $9.3 million floating-rate loan at LIBOR plus 4.00%. The balance was funded from cash invested by LUSHI. The floating-rate loan was fully repaid on December 23, 2004 from the proceeds of the Initial Closing. On October 20, 2004, Monument IV at Worldgate and its related debt was transferred from LUSHI to us, at the $59.6 million cost basis (which included purchase price, closing costs, due diligence costs, acquisition fees and debt financing costs).

On December 3, 2004, we acquired a 100% interest in two single tenant industrial buildings in suburban Atlanta, Georgia. Havertys Furniture was built in 2002 and contained 511,000 square feet at the date of acquisition, and Hagemeyer Distribution Center was built in 2001 and contains 300,000 square feet. The gross purchase price for the buildings was approximately $38.7 million, which was funded at closing by a series of four mortgage loans, two fixed-rate loans totaling $24.6 million at 5.23%, maturing in 2015, interest-only for the first five years, and two floating-rate loans totaling $4.3 million at LIBOR plus 140 basis points maturing in 2010 with an option to extend the term two additional years at a market rate. The balance of the purchase price was funded from cash on hand. The buildings are subject to 50-year ground leases with annual rent payments of $10 and contain $100 purchase options in 2007 and 2010 for Havertys Furniture and Hagemeyer Distribution Center, respectively. In 2005, Havertys Furniture exercised a lease option that required us to add on to the existing building (See “—Projects Under Development” below) and also signed a lease amendment that extended the term of the lease to 2021. The variable-rate loans were paid off in May 2006.

On December 31, 2004, we extended an approximate $24.8 million mortgage loan secured by a 722,000 square foot single-tenant industrial building, 25850 S. Ridgeland (formerly referred to as TNT Logistics), located in Monee, Illinois, and built in 2004. The tenant’s lease expires in 2014. The loan requires monthly interest-only payments equal to the base rent paid by the tenant. The loan matured on February 28, 2006. Simultaneous with the signing of the loan agreement, we entered into an option agreement to purchase 25850 S. Ridgeland between January 1, 2006 and February 17, 2006, with closing on the purchase to occur on or before February 28, 2006. On February 28, 2006, we extended the maturity date on the mortgage loan to March 31, 2006 to allow the seller of the property to complete physical issues on the property and work through an existing legal dispute with the tenant. On March 30, 2006, we acquired the 25850 S. Ridgeland property for the outstanding loan balance plus a $500,000 option payment. The property comes with a TIF Note issued by the Village of Monee, which will reduce real estate taxes on the property by approximately 90% for the next ten years. We consolidated this property based on the provisions of FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities.” During 2005, homeowners adjacent to the 25850 S. Ridgeland property filed a complaint with the Illinois Pollution Control Board (“IPCB”) against TNT Logistics North America, Inc. (the “tenant”), alleging excessive noise pollution. The IPCB has not ruled on the homeowners’ complaint as of March 1, 2007. On December 27, 2005, the tenant filed a lawsuit against the developer of the property claiming, among other things, that the developer has the obligation to indemnify the tenant against damages attributable to the complaint filed by the homeowners. The lawsuit has not been ruled on by the Federal District Court as of March 1, 2007. The developer of the property is unrelated to us and we are neither a party to the complaint with the IPCB or the lawsuit. We hired legal counsel to evaluate the IPCB complaint and lawsuit prior to our acquiring the property to evaluate any potential risks to the Fund. Based on consultations with counsel, we concluded that the Fund had limited exposure from those claims. The value of this property could, however, be diminished if it were determined that the tenant could no longer use the property pursuant to its lease agreement. On January 10, 2007, the tenant exercised an option and assigned its lease to Michelin North America, Inc.

Unconsolidated Properties

On August 25, 2004, we acquired a 46.5% membership interest in a limited liability company that owns Legacy Village, a 595,000 square foot lifestyle center mall in Lyndhurst, Ohio, built in 2003. The aggregate consideration for the 46.5% ownership interest was approximately $35.0 million, which was funded at closing from capital invested by LUSHI. At the time we acquired our membership interest, Legacy Village was encumbered by an approximate $97.0 million amortizing mortgage loan at 5.625% maturing on January 1, 2014. On December 23, 2004, Legacy Village took out an additional $10.0 million amortizing mortgage loan at 5.625%, also maturing on January 1, 2014. Proceeds from the loan were distributed to the members pro rata in accordance with their ownership percentages. On October 24, 2004, we took out an $8.0 million variable-rate second mortgage loan, collateralized by our 46.5% ownership interest in Legacy Village, which was fully repaid on December 23, 2004.

PROJECTS UNDER DEVELOPMENT

Construction on the Havertys Furniture 297,000 square foot expansion commenced in May 2005 and was completed in April 2006. The rent from the expansion had a favorable impact on our cash flow in 2006 and is expected to increase cash flow going forward. The cost for the Havertys Furniture expansion was approximately $11.0 million. The tenant took occupancy and began paying rent on approximately 156,000 square feet on January 9, 2006, approximately 36,000 square feet on February 15, 2006, approximately 32,000 square feet on March 1, 2006 and took occupancy of the remainder of the building in April 2006. We obtained an $11.5 million construction loan on the expansion in late December 2005, which had an outstanding balance of $10.1 million and $6.6 million at December 31, 2006 and 2005, respectively. The construction loan carries interest a fixed-rate of 6.19%. As part of the building expansion, the tenant extended its lease expiration from 2017 to 2021. We borrowed an additional $1.0 million on the construction loan in January 2007 at which time the construction loan was converted to a permanent mortgage loan. We do not expect to make any additional borrowings on the loan.

9800 South Meridian is undergoing certain building upgrades which will involve enclosing a four floor atrium to create approximately 10,000 additional rentable square-feet, may involve terminating certain tenant leases as allowed under the terms of those leases and leasing the building to new tenants. We estimate total costs for the upgrades, including construction costs, tenant improvements and lease commissions, to be approximately $5.0 million, which will be funded through draws on the acquisition and construction loan. We have not incurred any costs as of December 31, 2006.

We are subject to a lease option at Hagemeyer Distribution Center that could require us to engage in development activities. As of the filing date of this Form 10-K, the tenant has not exercised its option. The tenant of Hagemeyer Distribution Center has the right to exercise up to three options to expand the building. These options are exercisable at any time during the term of the lease, but must be for at least 80,000 square feet each and can not exceed an aggregate of 240,000 square feet.

PURCHASE OPTIONS

As part of the acquisition of the Pacific Medical Office Portfolio, the limited liability company in which we invested that owns the portfolio, entered into an option agreement that gives the seller the right to effect a put to sell two medical office buildings to the limited liability company between March 21, 2007 and June 21, 2007. During the same exercise period, the limited liability company also has the right to effect a call to buy the two medical office buildings. The purchase price will be equal to the net operating income of the two buildings (projected forward for twelve months, subject to adjustments) divided by a cap rate of 7.75%. No initial investment was required by the limited liability company for this option, but $500,000 was deposited as collateral for the contract. The purchase price is expected to be between $12.0 and $19.0 million depending on the buildings’ net operating income. If neither party exercises the option by the expiration of the agreement, the contract becomes null and void and the deposit will be returned to us. The deposit will be impounded by the seller if the limited liability company fails to purchase the buildings after the put option notice has been given. We expect the limited liability company to exercise the option to purchase the two buildings during 2007.

As part of the acquisition of the 25850 S. Ridgeland property, in exchange for $500 we were granted an option expiring in 2009 to purchase a portion of adjacent land if the tenant wishes to expand its facility. If the tenant wishes to expand its facility and we determine it is in the best interest of the Fund to expand the facility, then we can acquire the adjacent portion of land subject to the terms and conditions of that certain Expansion Option Agreement dated as of December 31, 2004. The agreement provides among other things the terms and conditions pursuant to which the purchase price for the adjacent land shall be determined. The purchase price of the adjacent land will not exceed fair market value.

PROPERTIES UNDER PURCHASE CONTRACT

The following section describes properties we have under contract to purchase. There can be no assurance that these properties under contract will eventually result in successful acquisitions.

In October 2006, we entered into a purchase contract to acquire a 100% ownership interest in 4001 North Norfleet Road , a 702,000 square-foot, single-tenant industrial building located in Kansas City, Missouri for approximately $37.3 million. The property is currently under construction and we expect to acquire the property once construction is completed during the first quarter of 2007. The building is subject to a ten-year lease to a musical instrument retailer and will be used as their midwest distribution center. As of December 31, 2006, we had placed a $2.5 million non-revocable letter of credit as security for our purchase of the property. In October 2006, we committed to and locked the interest rate on a $24.2 million, ten-year, fixed-rate mortgage loan, interest-only for the first five years. The interest rate is set at 5.60% for the first six years after which it will be reset to a market rate for the final four years.

In November 2006, we entered into a purchase contract to acquire a 100% ownership interest in a 137,000 square-foot, multi-tenant office building located in Calgary, Canada for approximately $39.0 million. The property is currently under construction. We expect to acquire the property once construction is completed during the third quarter of 2007. The building is currently 100% pre-leased to a number of tenants for between five and ten years. In December 2006, we placed a $3.1 million non-revocable letter of credit as security for the purchase of the property.

In February 2007, we entered into a contract to acquire a 90% interest in 18922 Forge Drive, a 91,200 square-foot, multi-tenant office building located in Cupertino, California. The purchase price for our 90% interest is approximately $22.9 million. On February 15, 2007, we acquired the property using a seven-year, $19.1 million fixed-rate mortgage loan, maturing in 2014 at 6.24%. The remaining purchase price for our 90% interest was funded by cash on hand. In February 2012, the mortgage loan will convert from fixed-rate to variable-rate at LIBOR plus 1.45%.

In February 2007, we entered into a purchase contract to acquire a 100% interest in two single-tenant office buildings totaling 141,000 square-feet located in St. Charles, Missouri for approximately $28.2 million. One of the buildings is currently under construction. The acquisition will include our assumption of an approximate $7.4 million, fixed-rate mortgage loan, maturing in February 2015 at 6.05%. We expect to acquire these buildings in the second quarter of 2007.

FINANCING

The following is a summary of the debt for our Consolidated Properties and our Unconsolidated Properties as of December 31, 2006.

Property	Interest Rate	Maturity Date	Principal Balance
Consolidated Properties:
Monument IV at Worldgate	5.29%	September 2011	$37,875,214
Havertys Furniture	5.23%	January 2015	18,100,000
Havertys Furniture	6.19%	January 2015	10,050,370
25850 S. Ridgeland	5.05%	April 2012	16,700,000
Marketplace at Northglenn	5.50%	January 2016	64,500,000
Hagemeyer Distribution Center	5.23%	January 2015	6,500,000
Georgia Door Sales Distribution Center	5.31%	January 2015	5,400,000
105 Kendall Park Lane	4.92%	September 2012	13,000,000
Waipio Shopping Center	5.15%	November 2010	19,950,000
Pacific Medical Office Portfolio—Pools 1-3	5.75%	November 2013	49,380,162
Pacific Medical Office Portfolio—Pool 4	5.79%	March 2014	34,880,000
Metropolitan Park North	5.73%	April 2013	61,000,000
Stirling Slidell Shopping Centre	5.15%	April 2014	14,046,973
9800 South Meridian	Libor + 1.60%	January 2010	8,255,779
Unconsolidated Properties:
Legacy Village	5.63%	January 2014	$101,947,798
111 Sutter Street	5.58%	June 2015	56,000,000

INSURANCE

We believe our properties currently are adequately covered by insurance consistent with the level of coverage that is standard in our industry.

OPERATING STATISTICS

We generally have investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases that we believe are beneficial to achieving our investment objectives. The following table shows our operating statistics by property sector for our consolidated properties as of December 31, 2006:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft
Consolidated Properties:
Office:
Commercial Office	3	543,000	12.1%	89%	$21.49
Medical Office	15	755,000	16.7%	93%	18.87
Retail	3	715,000	15.9%	97%	13.59
Industrial	5	2,493,000	55.3%	100%	3.08

Total	26	4,506,000	100.0%	97%	$9.32

The following table shows our operating statistics by property sector for our unconsolidated properties as of December 31, 2006:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft
Unconsolidated Properties:
Office:
Commercial Office	1	284,000	32.3%	100%	$42.36
Medical Office	—	—	—	—	—
Retail	1	595,000	67.7%	96%	20.38
Industrial	—	—	—	—	—

Total	2	879,000	100.0%	97%	$27.68

As of December 31, 2006, the scheduled lease expirations at our consolidated properties is as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent	Square Footage	Percentage of Consolidated Annualized Minimum Base Rent
2007	91	$4,629,000	250,000	11.6%
2008	57	2,621,000	129,000	6.5%
2009	49	3,892,000	449,000	9.7%
2010	52	2,649,000	154,000	6.6%
2011	46	6,646,000	360,000	16.6%
2012 and thereafter	66	19,604,000	3,020,000	49.0%

Total	361	$40,041,000	4,362,000

As of December 31, 2006, the scheduled lease expirations at our unconsolidated properties is as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent	Square Footage	Percentage of Consolidated Annualized Minimum Base Rent
2007	1	$127,000	6,000	0.6%
2008	11	1,096,000	30,000	4.9%
2009	7	904,000	31,000	4.1%
2010	19	3,944,000	96,000	17.8%
2011	6	3,437,000	63,000	15.5%
2012 and thereafter	44	12,674,000	615,000	57.1%

Total	88	$22,182,000	841,000

PRINCIPAL TENANTS

The following table sets forth the top ten tenants, in our consolidated properties, based on their percentage of annualized minimum base rent for the year ended December 31, 2006:

Tenants	Line of Business	Date of Lease Expiration	Lease Renewal Options	% of Total Area	% of Annualized Minimum Base Rent
Fannie Mae	Financial services	December 31, 2011	Two 5-year options	5.1%	11.7%
Nordstrom, Inc	Retailer	January 31, 2012	Two 5-year options	3.0%	10.7%
Havertys Furniture	Furniture retailer	April 30, 2021	Five 5-year options	17.9%	8.6%
Catholic Healthcare West	Healthcare	Varies	Varies	2.7%	5.7%
TNT Logistics North America (1).	Third-party logistics services provider	November 30, 2014	Three 5-year options	16.0%	4.9%
Acuity Specialty Products Group, Inc	Specialty chemical products	April 30, 2017	Two 5-year options	9.1%	3.2%
Hagemeyer North America	Industrial product distribution	January 31, 2013	Two 5-year options	6.7%	2.2%
24 Hour Fitness Center	Health club	February 11, 2016	Three 5-year options	1.0%	2.1%
Georgia Flush Door Sales, Inc	Door distribution	April 30, 2009	Two 5-year options	5.6%	1.9%
Health Care Partners, Ltd	Healthcare	December 31, 2015	Two 5-year options	0.4%	1.2%

Total				67.5%	52.2%

(1)	This tenant assigned their lease to Michelin North America, Inc. in January 2007.

PRINCIPAL PROPERTIES

The following table sets forth the top ten properties, of our consolidated properties, based on their percentage of minimum base rent for the year ended December 31, 2006:

Properties	% of Total Area	% of Minimum Base Rent
Marketplace at Northglenn	9.7%	15.9%
Monument IV at Worldgate	5.1%	11.7%
Metropolitan Park North	4.1%	10.1%
Havertys Furniture	17.9%	8.3%
500 West Thomas Road (Pacific Medical Office Portfolio)	3.8%	8.0%
Waipio Shopping Center	3.0%	5.4%
25850 S. Ridgeland	16.0%	4.9%
18350 Roscoe Blvd (Pacific Medical Office Portfolio)	1.5%	3.8%
105 Kendall Park Lane	9.1%	3.2%
14600 Sherman Way (Pacific Medical Office Portfolio)	1.1%	2.9%

Total	71.3%	74.2%

GROUND LEASES

We are subject to a number of ground leases at certain properties we own or control. The following table lists the future minimum payments due under the ground leases as of December 31, 2006:

Year	Ground Lease Payments
2007	$35
2008	35
2009	35
2010	35
2011	35
2012 and thereafter	1,830

Total	$2,005

Item 3.	Legal Proceedings.

U.S. Trust (formerly United States Trust Company of New York and U.S. Trust Company, N.A.), the parent of the Manager, was contacted in September 2003 by the Office of the New York State Attorney General (the “NYAG”), and the SEC in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). U.S. Trust has provided full cooperation with respect to these Investigations and continues to review the facts and circumstances relevant to the Investigations. These Investigations have focused on circumstances in which a small number of parties were permitted to engage in short-term trading of shares of certain mutual funds managed by U.S. Trust. The short-term trading activities permitted under these arrangements have been terminated and U.S. Trust has strengthened its policies and procedures to deter frequent trading.

U.S. Trust, certain of its affiliates and others have also been named in four class action lawsuits and derivative actions which allege that U.S. Trust, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by U.S. Trust. Each seeks unspecified monetary damages and related equitable relief.

The class and derivative actions described above were transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the class action and derivative lawsuits. Several affiliates of U.S. Trust and individual defendants have also been dismissed. Plaintiffs’ claims under Sections 10(b) and 20(a) of the Exchange Act and under Section 36(b) and 48(a) of the Investment Company Act, however, have not been dismissed. Discovery has commenced with respect to plaintiffs’ remaining claims.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information and consultation with counsel, U.S. Trust believes that the pending Investigations and private lawsuits are not likely to materially affect the Manager’s ability to provide investment management services to the Fund. Neither the Manager nor the Fund are a subject of the Investigations nor a party to the lawsuits described above.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is not currently traded on any exchange and there is no established public trading market for our Common Stock. As of the filing date of this Form 10-K, there were approximately 1,200 holders of our Common Stock.

The price at which Shares are sold or redeemed at any future dates will be determined based on the current share price (the “Current Share Price” as defined below). We expect to sell additional Shares through private placements to accredited investors on a periodic basis to accommodate investment by existing and additional investors. Subsequent offerings may be made either for the same class of Shares being offered hereby or for other Share classes that may be subject to sales loads or bear different expense ratios.

Unregistered Sales of Equity Securities

The following table provides information on unregistered sales of our securities that occurred since our last quarterly report:

Date	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds
November 3, 2006 (1)	10,891	$110.93	$1,208,152	Used to invest in cash and cash equivalents

(1)	This sale occurred pursuant to our dividend reinvestment plan.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2006.

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we intend to provide liquidity to our stockholders by conducting semi-annual tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”) twice each year. The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders.

Beginning in August 2006, we conducted a tender offer to repurchase up to $5.0 million of our outstanding Shares at the then Current Share Price. Stockholders made redemption requests for 46,692 shares or $5.3 million. We availed ourselves of an SEC rule that allowed us to exceed our Tender Offer Amount by 2% of the outstanding Shares to honor all redemption requests. We repurchased and retired the Shares on September 8, 2006 using cash on hand.

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

CALCULATION OF SHARE PRICE

The Current Share Price of our Common Stock is established quarterly based on the following valuation methodology which may be modified from time to time by our board of directors.

Net Asset Value Calculation

The Net Asset Value (“NAV”) is determined as of the end of each quarter, within 45 calendar days following the end of such quarter other than the quarter ended December 31 (the last day of the Fund’s fiscal year). For the quarter ended December 31, the Fund expects that NAV will be determined shortly after completion of the Fund’s annual audit (which is generally expected to occur within 60 days after December 31). NAV is determined as follows: (i) the aggregate fair value of (a) our interests in the investments plus (b) all other assets of the Fund, minus (ii) the aggregate value of the Fund’s indebtedness and other outstanding obligations as of the determination date. We have retained Duff & Phelps, LLC (the “Valuation Consultant”) to assist us in the valuation of our real estate investments. The Valuation Consultant identifies and retains independent third party real estate appraisal firms (the “Appraisal Firms”) that appraise each investment, beginning one year after acquisition. Prior to its first valuation, the investment and its related indebtedness is maintained at cost unless a material change occurs at the property or market level.

For each of the three quarters following the independent appraisal of a particular investment, the Valuation Consultant is responsible for determining the value of such investment based on its review of the appraisal and material changes at the property or market level.

The Valuation Consultant is responsible for valuing the investments’ related indebtedness, beginning one year after acquisition and every quarter thereafter.

The following table presents the external appraisal and valuation schedule for our investment portfolio for the year ended December 31, 2007:

Period for Appraising the Investment and its Related Debt	Notes
For the three months ended March 31, 2007:
Georgia Door Sales Distribution Center	(1)
111 Sutter Street	(1)
Metropolitan Park North	(2)

For the three months ended June 30, 2007:
105 Kendall Park Lane	(1)

For the three months ended September 30, 2007:
Monument IV at Worldgate	(1)
Legacy Village	(1)
Waipio Shopping Center	(1)

For the three months ended December 31, 2007:
Havertys Furniture	(1)
Hagemeyer Distribution Center	(1)
25850 S. Ridgeland	(1)
Pacific Medical Office Portfolio	(1)
Marketplace at Northglenn	(1)
Stirling Slidell Shopping Centre	(2)
9800 South Meridian	(2)

(1)	This investment was externally appraised during the same period in 2006 and has been valued by the Valuation Consultant during the interim quarters, for purposes of calculating NAV. The investments’ related indebtedness was valued by the Valuation Consultant during the same period in 2006 and every quarter thereafter.
(2)	This investment will be subject to its first external appraisal as it was acquired within the last year and therefore has been carried at cost for purposes of calculating NAV. This investment will be appraised during the same period in future years and will be valued by the Valuation Consultant in quarters between the annual appraisals. The investments’ related indebtedness will be valued by the Valuation Consultant beginning on this date and every quarter thereafter.

Current Share Price Calculation

The Current Share Price equals NAV as of the end of each quarter divided by the number of outstanding Shares at the end of such quarter. During the first three quarters of the calendar year, the Current Share Price is calculated based on the real estate investment values determined by the Valuation Consultant and unaudited supplemental consolidated fair value information presented with unaudited financial statements. Year-end Current Share Price is calculated based on the real estate and indebtedness values determined by the Valuation Consultant and the supplemental consolidated fair value information presented to the board of directors with our year-end audited financial statements.

The following table presents the NAV per share for each period indicated below:

Quarter Ended	NAV per Share
December 31, 2006	$115.02
September 30, 2006	110.93
June 30, 2006	112.66
March 31, 2006	110.73
December 31, 2005	108.08
September 30, 2005	104.16
June 30, 2005	100.77
March 31, 2005	100.03

DIVIDEND POLICY

To comply with current tax laws necessary to qualify as a REIT, we expect to distribute at least 90% of our REIT taxable income to stockholders. Accordingly, we currently intend, although are not legally obligated, to make regular quarterly distributions to our stockholders in amounts sufficient to maintain our qualification as a REIT. Before payment of any dividend, we must have cash available after payment of both operating requirements and scheduled debt service on mortgages and loans payable. The declaration of dividends is at the discretion of our board of directors, which decision is made from time to time based on then prevailing circumstances. Subject to approval of our board of directors, we expect to follow a dividend policy whereby we will provide for the payment of a quarterly dividend between 30 and 45 calendar days after a quarter end (“Dividend Payment Date”). The board of directors, Manager and Advisor will periodically review the dividend policy to determine the appropriateness of our dividend rate relative to our current and forecasted cash flows. There can be no assurance that we will maintain a fixed or minimum quarterly distribution level on our Common Stock.

The distributions declared per Share in each quarter since Inception are as follows:

To Stockholders of Record as of	Paid on	Distribution per Share
December 29, 2006	February 2, 2007	$1.75
September 30, 2006	November 3, 2006	1.75
May 15, 2006	August 4, 2006	1.75
February 24, 2006	May 5, 2006	1.75
December 15, 2005	February 3, 2006	1.75
September 15, 2005	November 4, 2005	1.75
June 30, 2005	August 5, 2005	1.75
March 31, 2005	May 6, 2005	1.75

We currently intend to continue to make regular quarterly distributions to holders of our Common Stock. Any future distributions will be declared at the discretion of the board of directors and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as the board of directors deems necessary. In addition, under the terms of our unsecured credit facility, we may not declare a dividend unless:

•	we are in compliance with the terms of our unsecured credit facility; and

•

either (i) payment of the dividend is required for the Fund to maintain its status as a REIT or (ii) the amount of the dividend and all other dividends paid by the Fund during the current quarter and the preceding three quarters does not exceed the amount of Funds From Operations (“FFO” as defined in “Item 6. Selected Financial Data” below) of the Fund plus $500,000 during that period.

Performance Graph (1)

The following graph is a comparison of the two-year cumulative return of our Shares, the Standard and Poor’s 500 Index (“S&P 500”), and the National Real Estate Investment Trusts’ (“NAREIT”) All Equity Index and the National Counsel of Real Estate Investment Fiduciaries (“NCREIF”) Property Index, as peer group indices. The graph assumes that $100 was invested on December 31, 2004 in our Shares, the S&P 500 Index, the NAREIT All Equity Index and the NCREIF Property Index assuming that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our Shares will continue in line with the same or similar trends depicted in the graph below.

(1)	The information is this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Fund under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

*	The NCREIF Property Index is a quarterly time series composite total rate of return measure of investment performance of a very large pool of individual commercial real estate properties acquired in the private market for investment purposes only. Its value is based on the value of the properties in the index and not the market value of securities. All properties in the NCREIF Property Index have been acquired, at least in part, on behalf of tax-exempt institutional investors—the great majority being pension funds. Properties in the NCREIF Property Index are accounted for using market value accounting standards, not historical cost. We measure the performance of our Advisor against the NCREIF Property Index.

Item 6.	Selected Financial Data.

The following table sets forth our selected financial and operating data on a historical basis. The following data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year Ended December 31, 2006	Year Ended December 31, 2005	For the Period May 29, 2004 (Inception) Through December 31, 2004
Operating Data:
Total revenues	$51,105,419	$15,003,067	$1,517,883
Operating expenses	41,509,629	10,633,828	764,170

Operating income	9,595,790	4,369,239	753,713
Interest income	1,582,863	898,256	18,327
Interest expense	(18,522,219)	(5,371,190)	(840,014)
Loss allocated to minority interest	155,606	10,844	—
Equity in income of unconsolidated affiliates	424,956	116,067	5,571

Net income (loss)	$(6,763,004)	$23,216	$(62,403)

Weighted average shares outstanding	2,341,347	1,276,388	39,783
Income (loss) per share—basic and diluted	$(2.89)	$0.02	$(1.57)
Cash distributions declared per common share	$7.00	$7.00	$1,289.78

	December 31,
	2006	2005	2004
Balance Sheet Data:
Investments in real estate—net of accumulated depreciation	$504,133,170	$399,182,125	$134,924,729
Total assets	635,693,947	502,343,926	169,577,857
Total debt	361,350,770	280,361,461	66,850,000
Minority interests	3,036,401	2,812,126	—
Stockholders’ equity	241,221,816	186,054,913	92,257,820

	Year Ended December 31, 2006	Year Ended December 31, 2005	For the Period May 29, 2004 (Inception) Through December 31, 2004
Cash Flow Information:
Net cash flows provided by operating activities	$9,941,108	$5,253,976	$648,810
Net cash flows used in investing activities	(118,799,955)	(222,169,957)	(96,216,548)
Net cash flows provided by financing activities	129,666,801	221,683,665	98,961,662
Other Data:
Funds from operations	$16,821,421	$8,809,974	$1,132,781
Funds from operations per share—basic and diluted (1)	$7.18	$6.90	$28.47

(1)	Funds from operations (“FFO”) does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America (“GAAP”), should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income to FFO.

FUNDS FROM OPERATIONS

Consistent with real estate industry and investment community preferences, we consider FFO as a supplemental measure of the operating performance for a real estate investment trust and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for these items related to minority interests and unconsolidated affiliates.

FFO does not give effect to real estate depreciation and amortization because these amounts are computed to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with a clearer view of our operating performance.

In order to provide a better understanding of the relationship between FFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided a reconciliation of GAAP net income (loss) to FFO. FFO does not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund cash needs.

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period from May 28, 2004 (Inception) through December 31, 2004
Net income (loss)	$(6,763,004)	$23,216	$(62,403)
Plus: Real estate depreciation and amortization	19,209,991	4,794,262	488,219
Adjustments for minority interests	(444,945)	(18,876)	—
Real estate depreciation and amortization from unconsolidated real estate affiliates	4,819,379	4,011,372	706,965

Funds from operations	$16,821,421	$8,809,974	$1,132,781

Weighted average shares outstanding, basic and diluted	2,341,347	1,276,388	39,783
Funds from operations per share, basic and diluted	$7.18	$6.90	$28.47

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements appearing elsewhere in this Form 10-K. All references to numbered Notes are to specific notes to our Consolidated Financial Statements beginning on page F-1 of this Form 10-K, and which descriptions are incorporated into the applicable response by reference. References to “base rent” in this Form 10-K refer to cash payments made under the relevant lease(s), excluding real estate taxes and certain property operating expenses that are paid by us and are recoverable under the relevant lease(s) and exclude adjustments for straight-line rent revenue and above- and below-market lease accretion (See Note 2).

The discussions surrounding our consolidated properties (our “Consolidated Properties”) refer to our wholly or majority owned and controlled properties, which as of December 31, 2004 were comprised of:

•	Monument IV at Worldgate,

•	Havertys Furniture,

•	Hagemeyer Distribution Center,

•	25850 S. Ridgeland (formerly referred to as TNT Logistics)

In addition to the properties listed above, the following properties refer our Consolidated Properties as of December 31, 2005:

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Waipio Shopping Center,

•	Marketplace at Northglenn and

•	the Pacific Medical Office Portfolio.

As of December 31, 2006, our Consolidated Properties also included Metropolitan Park North, Stirling Slidell Shopping Centre and 9800 South Meridian. Our unconsolidated properties, which are owned through joint venture arrangements (our “Unconsolidated Properties”), consisted of Legacy Village and 111 Sutter Street as of December 31, 2006 and 2005. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

Our primary business is the ownership and management of a diversified portfolio of retail, office and industrial properties located in the United States. We currently do not own any apartment properties or properties outside the United States, but will look to make strategic investments in these areas in the future. In this regard, in November 2006, we entered into a purchase contract to acquire a 100% ownership interest in a 137,000 square-foot, multi-tenant office building located in Calgary, Canada for approximately $39.0 million. See “Item 2. Properties–Properties Under Purchase Contract.” We hire property management companies to provide the on-site, day-to-day management services for our properties. When selecting a property management company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management service providers that include large national real estate service firms, including an affiliate of the Advisor, and smaller local firms, including in certain cases our joint venture partners. Our property management service providers are generally hired to perform both property management and leasing services for our properties.

We seek to minimize risk and maintain stability of income and principal value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the portfolio. Our diversification goals also take into account investing in sectors or regions we believe will create returns consistent with our investment objective. Under normal conditions, we intend to pursue investments principally in well-located, well-leased assets within the office, retail, industrial and apartment sectors, which we refer to as the Primary Sectors. We will also pursue investments in certain sub-sectors of the Primary Sectors, for example the medical office sub-sector of the office sector. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the geographic areas considered for investment. When consistent with our investment objectives, we will also seek to maximize the tax efficiency of our investments through tax-free exchanges and other tax planning strategies.

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one, five and ten-year time horizons and select investments that we believe meet our objectives. We own certain investments that provide us with significant cash flows that do not get treated as revenue under GAAP, but do get factored into our Cash on Cash Return calculations. Examples of such non-revenue generating cash flows include the sales tax sharing agreement at Marketplace at Northglenn (See Note 2 for a description of the Enhanced Sales Tax Incentive Program (“ESTIP”)), the real estate tax reimbursement agreement at 25850 S. Ridgeland (See Note 2 for a description of the 25850 S. Ridgeland Tax Increment Financing Note (“TIF Note”)) and the preferred return received from Legacy Village (See Note 4 for a description of the Legacy Village preferred return). For GAAP purposes, cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes. For GAAP purposes, cash received from the Legacy Village preferred return in excess of the net income allocated to us is treated as a return of capital. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns (See Note 2).

The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. The ten-year lease expiration table represents the lease expirations by both total square feet and annualized minimum base rents for current tenants of our Consolidated and Unconsolidated Properties. The ten-year debt repayment schedule represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated and Unconsolidated Properties. These tables provide examples of how the Advisor evaluates the Fund Portfolio when making investment decisions.

Property Sector Diversification

Consolidated Properties

	Percent of Fair Value
	2006	2005
Office
Commercial Office	30%	15%
Medical Office	24%	31%
Retail	26%	29%
Industrial	20%	25%
Apartment	—	—

Unconsolidated Properties

	Percent of Fair Value
	2006	2005
Office
Commercial Office	48%	46%
Medical Office	—	—
Retail	52%	54%
Industrial	—	—
Apartment	—	—

Geographic Region Diversification

Consolidated Properties

	Percent of Fair Value
	2006	2005
East	12%	15%
West	64%	60%
Midwest	5%	6%
South	19%	19%

Unconsolidated Properties

	Percent of Fair Value
	2006	2005
East	—	—
West	48%	46%
Midwest	52%	54%
South	—	—

Future Lease Expiration

Consolidated Properties

	Total Square Footage	Annualized Minimum Base Rents	Percent of Annualized Minimum Base Rents
2007	250,000	$4,629,000	11.6%
2008	129,000	2,621,000	6.5%
2009	449,000	3,892,000	9.7%
2010	154,000	2,649,000	6.6%
2011	360,000	6,646,000	16.6%
2012	207,000	4,968,000	12.4%
2013	384,000	2,353,000	5.9%
2014	856,000	3,653,000	9.1%
2015 and thereafter	1,573,000	8,630,000	21.6%

Unconsolidated Properties

	Total Square Footage	Annualized Minimum Base Rents	Percent of Annualized Minimum Base Rents
2007	6,000	$127,000	0.6%
2008	30,000	1,096,000	4.9%
2009	31,000	904,000	4.1%
2010	96,000	3,944,000	17.8%
2011	63,000	3,437,000	15.5%
2012	8,000	148,000	0.7%
2013	87,000	2,850,000	12.8%
2014	60,000	1,858,000	8.4%
2015 and thereafter	459,000	7,818,000	35.2%

Ten-Year Debt Repayment

Consolidated Properties

	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2007	$2,110,163	0.6%	5.51%
2008	3,242,423	0.9%	5.50%
2009	3,557,962	1.0%	5.49%
2010	33,187,305	9.2%	5.43%
2011	40,604,375	11.3%	5.32%
2012	31,810,210	8.9%	5.08%
2013	105,619,749	29.4%	5.73%
2014	44,657,257	12.4%	5.60%
2015	38,277,863	10.6%	5.48%
2016	56,571,191	15.7%	5.50%
Thereafter	—	—	—

Unconsolidated Properties

	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2007	$2,381,829	1.5%	5.63%
2008	2,519,316	1.6%	5.63%
2009	2,664,743	1.7%	5.63%
2010	3,123,273	2.0%	5.62%
2011	3,742,061	2.4%	5.62%
2012	3,957,704	2.5%	5.62%
2013	4,185,774	2.6%	5.62%
2014	82,992,462	52.5%	5.62%
2015	52,380,607	33.2%	5.58%
2016	—	—	—
Thereafter	—	—	—

We may employ debt financing in an effort to enhance returns when mortgage interest rates are at attractive levels relative to real estate income yields. To moderate risk, Fund Portfolio leverage is expected to be limited to approximately 65%. We rely primarily on long-term fixed-rate financing to lock in favorable spreads between real estate income yields and mortgage interest rates, and strive to maintain a balanced schedule of debt maturities.

We may also seek to enhance overall portfolio returns by investing selectively in higher risk properties involving more significant leasing and/or capital reinvestment challenges. Now that the Fund has reached $300 million in NAV, which occurred as of December 31, 2006, we may also invest up to 25% of our assets in non-Primary Sectors and/or properties located outside of the United States (“Other Investments”). Such Other Investments will be considered when the anticipated incremental return properly compensates us for the inherent incremental risk. As of December 31, 2006, we have not made any Other Investments. In November 2006, however, we entered into a purchase contract to acquire a 100% ownership interest in a 137,000 square-foot office building located in Calgary, Canada for approximately $39.0 million. See “Item 2. Properties–Properties Under Purchase Contract.”

There are several component strategies that we intend to employ to successfully invest our capital, produce incremental cash flow and net income and grow our NAV. These include:

•

finding and acquiring quality real estate investments. We intend to focus on acquiring well-located institutional quality real estate investments that provide stability through various real estate cycles.

•

the continued successful and timely investment in new properties and financial interests in properties. In order to achieve this goal, we have made and will continue to make effective use of various ownership structures to access investment opportunities that might otherwise be unavailable to us.

•

investment in secondary metropolitan markets. We will seek investments in secondary metropolitan markets where the investment opportunities and available Cash on Cash Returns, with risk taken into account, are more attractive than in primary markets. Currently, we are predominantly invested in primary real estate markets throughout the United States. If real estate yields continue to compress, we will selectively seek investments in additional markets to continue to achieve our diversification objectives and appropriate risk-adjusted returns.

•

ability to secure financing. We have primarily used long-term, fixed-rate mortgage financing that is accretive to the underlying expected property returns. Our future performance is partially dependent on the direction of interest rates and lenders’ continued willingness to lend at competitive rates. In periods of increasing interest rates Cash on Cash Returns are subject to dilution. Under these market conditions, we may use the following strategies to attempt to improve investment returns:

•	invest in properties with favorable in-place debt that we can assume.

•	invest in structured partnerships and joint ventures that offer us a preferred right to cash flow.

•	invest in select secondary markets that offer higher Cash on Cash Returns.

•	invest in properties or markets with moderately higher risk.

Seasonality

Our investments are not materially impacted by seasonality, despite certain of our retail tenants being impacted by seasonality. Percentage rents (rents computed as a percentage of tenant sales) that we earn from investments in retail properties may, in the future, be impacted by seasonality.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to the useful lives of assets, recoverable amounts of receivables, and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

Real estate investments are individually evaluated for impairment annually or whenever conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) over the anticipated holding period is less than its historical cost. Upon determination that a permanent impairment has occurred, rental properties will be reduced to their fair value.

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

Recoverable Amounts of Receivables

We make periodic assessments of the collectibility of receivables (including deferred rent receivable) based on a specific review of the risk of loss on specific accounts or amounts. The receivable analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payee, the basis for any disputes or negotiations with the payee and other information that may impact collectibility. The analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts. The resulting estimates of any allowance or reserve related to the recovery of these items are subject to revision as these factors change and are sensitive to the effects of economic and market conditions on such payees.

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

Acquisitions

Consolidated Properties

Consolidated Property acquisitions completed during 2006, 2005 and 2004 are as follows:

Property Name	Type	Location	Acquisition Date	Gross Purchase Price in millions (1)	New or Assumed Debt in millions (2)
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	$59.6	$38.0
Havertys Furniture	Industrial	Braselton, GA	December 3, 2004	28.5	21.4
Hagemeyer Distribution Center	Industrial	Auburn, GA	December 3, 2004	10.2	7.5
25850 S. Ridgeland	Industrial	Monee, IL	December 31, 2004	25.7	16.7
Georgia Door Sales Distribution Center	Industrial	Austell, GA	February 10, 2005	8.5	6.2
105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	18.8	13.0
Waipio Shopping Center	Retail	Waipahu, HI	August 1, 2005	30.5	20.0
Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	91.5	64.5
Pacific Medical Office Portfolio (3)	Office	CA and AZ	December 21, 2005	132.8	84.3
Metropolitan Park North	Office	Seattle, WA	March 28, 2006	89.2	61.0
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	23.4	14.0
9800 South Meridian (4)	Office	Englewood, CO	December 26, 2006	14.7	8.3

(1)	Gross purchase price includes purchase price plus acquisition costs, but does not include additional capital expenditures made after the acquisition date.
(2)	New or assumed debt includes only the debt in place at or shortly after acquisition and does not include additional debt taken out to fund capital expenditures or subsequent repayments of principal.
(3)	We acquired a 95% economic interest in the limited liability company that owns leasehold interests in the Pacific Medical Office Portfolio.
(4)	We acquired a 90% ownership interest in the limited liability company that owns a fee interest in 9800 South Meridian.

2004 Acquisitions

Monument IV at Worldgate is a 228,000 square-foot office building in Herndon, Virginia, a suburb of Washington, D.C. The property is 100% leased under a net lease to Fannie Mae. The lease expires in 2011.

Havertys Furniture is an 808,000 square-foot industrial building located in Braselton, Georgia, a suburb of Atlanta. The property is 100% leased under a net lease through 2021 to a single tenant. The property serves as the southeastern United States distribution center for a 125 year-old furniture retailer. The tenant exercised an expansion option during 2005 that required us to expand the building size by approximately 297,000 square-feet at a cost of approximately $11.0 million. The construction was completed in 2006.

Hagemeyer Distribution Center is a 300,000 square-foot industrial building located in Auburn, Georgia, a suburb of Atlanta. The property is 100% leased under a net lease through 2013 to a single tenant, which serves as the southeastern United States regional distribution center for this industrial and commercial supplier.

25850 S. Ridgeland is a 722,000 square-foot industrial building located in Monee, Illinois, a suburb of Chicago. The property is 100% leased under a net lease through 2014 to a single tenant that uses the building as a distribution center for a tire manufacturer. The property acquisition was originally structured as a mortgage loan and purchase option, which was exercised by us on March 30, 2006. On January 10, 2007, the lease was assigned to Michelin North America, Inc.

2005 Acquisitions

The Georgia Door Sales Distribution Center acquisition was the final part of a three-property acquisition, from one seller, that included Havertys Furniture and the Hagemeyer Distribution Center. This property is a 254,000 square-foot facility located in Austell, Georgia, an active industrial market in the western suburbs of Atlanta. The property is 100% leased under a net lease through 2009 to a single tenant. The property serves as a regional distribution center for a national door manufacturer.

105 Kendall Park Lane is a 409,000 square-foot facility located in Atlanta, Georgia. The property is 100% leased under a net lease through 2017 to a single tenant that is a leading provider of specialty chemical products.

Waipio Shopping Center is a 137,000 square-foot grocery anchored shopping center located in Waipahu, Hawaii. The property’s largest tenants are Calvary Chapel of Pearl Harbor, Foodland grocery store and Outback Steakhouse. The property is 100% leased, with leases expiring through 2034. Tenants of this center pay their pro rata share of the property’s operating expenses.

Marketplace at Northglenn is a 439,000 square-foot power center located in Northglenn, Colorado, a suburb of Denver. The property’s largest tenants include Bed, Bath & Beyond, Gart Sports, Ross Stores, Office Depot and Marshall’s. The property is 96% leased, with lease expirations through 2020. Tenants of this center pay their pro rata share of the property’s operating expenses.

Pacific Medical Office Portfolio is a 755,000 square-foot medical office building portfolio located mainly on the campuses of Catholic Healthcare West hospitals. The fifteen buildings are located in southern California and Phoenix, Arizona. The portfolio is 93% leased. The property’s largest tenants include Catholic Healthcare West, Health Care Partners, Ltd. and Facey Medical Foundation. The portfolio has a mixture of tenants who pay their pro rata share of operating expenses and those that do not pay any operating expenses.

2006 Acquisitions

Metropolitan Park North is a 186,000 square-foot, multi-tenant office building with a five-level parking garage located in Seattle, Washington with lease expirations through 2016. The property is 99% leased, under net leases. The property’s largest tenants include Nordstrom’s information technology group and a 24-Hour Fitness center.

Stirling Slidell Shopping Centre is a 139,000 square-foot, multi-tenant retail center located approximately 35 miles northeast of New Orleans, Louisiana, in Slidell, Louisiana. The property is 95% leased with lease expirations through 2020. The property’s largest tenants include Circuit City, Ross Dress for Less and PetSmart.

9800 South Meridian is a 129,000 square-foot, multi-tenant office building located in Englewood, Colorado, a suburb of Denver. The property is 54% leased, under net leases with tenant lease expirations through 2009. The building will undergo a redevelopment over the next two years which will involve increasing the rentable space by approximately 10,000 square-feet, may involve terminating certain tenant leases as allowed under the terms of those leases and leasing the building to new tenants.

Unconsolidated Properties

Unconsolidated Properties acquired during 2004 and 2005 are as follows:

Property Name	Type	Location	Acquisition Date	Gross Purchase Price in millions (1)	New or Assumed Debt in millions (2)	Share of New or Assumed Debt at in millions (3)
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	$80.6	$104.2	$48.5
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	68.4	56.0	44.8

(1)	Gross purchase price consists of purchase price plus acquisition costs for our interest, but does not include additional capital expenditures made after the acquisition date.
(2)	New or assumed debt includes only the debt in place at or shortly after acquisition and does not include subsequent repayments or principal.
(3)	Our share of the Unconsolidated Properties new or assumed debt is based on our ownership percentages.

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

2005 Acquisition

We have an 80% ownership interest in the limited liability company that owns 111 Sutter Street, a 284,000 square-foot office building, located in San Francisco’s Financial District. This acquisition represents our first asset located within a central business district. Many of the existing leases in the building are at rental rates above the prevailing market rate, providing strong cash returns as the San Francisco office market continues to strengthen. The property’s largest tenants include Modem Media, Northwestern Mutual Life and Ogilvy Public Relations. The property is 100% leased with leases expiring through 2019. Tenants of this building pay their pro rata share of the property’s operating expenses. See Note 2 for a discussion of factors considered in determining that our investment should not be consolidated.

Results of Operations

General

Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Due to the fixed nature of the revenue and expense streams in the Fund Portfolio, significant future growth in cash flow and net income will need to be generated through the acquisition of additional properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in income of unconsolidated affiliates.

We began operations on May 28, 2004 (Inception), and no properties were owned prior to August 25, 2004 by the Fund or any related entity. Accordingly, our results of operations only cover the years ended December 31, 2006 and 2005 and the period from May 28, 2004 (Inception) through December 31, 2004.

Results of Operations for the years ended December 31, 2006 and 2005:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties owned by us at December 31, 2006, which were also owned by us during the entire year ended on December 31, 2005. Comparable real estate investments at December 31, 2006 include Monument IV at Worldgate, Havertys Furniture, Hagemeyer Distribution Center and 25850 S. Ridgeland.

Revenues

	Total Fund Real Estate Investments
	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	% Change
Revenues:
Minimum rents	$40,576,518	$13,246,485	$27,330,033	206.3%
Tenant recoveries and other rental income	10,528,901	1,756,582	8,772,319	499.4%

Total revenues	$51,105,419	$15,003,067	$36,102,352	240.6%

Increases in all revenue line items from 2005 to 2006 are directly attributable to the acquisition of the real estate investments that occurred during 2005 and 2006.

Included in minimum rents, as an increase, are SFAS 141 and 142 above- and below-market lease accretion (See Note 2) of $1,429,627 and $952,745 for the years ended December 31, 2006 and 2005, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $1,590,552 and $881,106 for the years ended December 31, 2006 and 2005, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	% Change
Revenues:
Minimum rents	$11,504,794	$10,423,821	$1,080,973	10.4%
Tenant recoveries and other rental income	1,079,821	1,028,380	51,441	5.0%

Total revenues	$12,584,615	$11,452,201	$1,132,414	9.9%

	Total Revenues Reconciliation
	Year Ended December 31, 2006	Year Ended December 31, 2005
Total revenues:
Comparable real estate investments	$12,584,615	$11,452,201
Non-comparable real estate investments	38,520,804	3,550,866

Total revenues	$51,105,419	$15,003,067

Minimum rents at comparable real estate investments increased for the year ended December 31, 2006 over the same period in 2005 as a result of additional rental revenue related to the Havertys Furniture expansion (See Note 10) of approximately $1,100,000. Tenant recoveries and other rental income increased for the year end December 31, 2006 over the same period in 2005 as a result of an increase in recoveries at Havertys Furniture of approximately $98,000 related to the increased square footage of the building which was partially offset by a decrease in real estate tax recoveries at Monument IV at Worldgate of approximately $51,000.

Operating Expenses

	Total Fund Real Estate Investments
	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	% Change
Operating expenses:
Real estate taxes	$5,324,098	$1,616,554	$3,707,544	229.3%
Property operating	8,889,480	652,433	8,237,047	1262.5%
Fund level expenses	2,035,099	937,109	1,097,990	117.2%
Provision for doubtful accounts	358,742	—	358,742	—
General and administrative	5,692,219	2,633,470	3,058,749	116.1%
Depreciation and amortization	19,209,991	4,794,262	14,415,729	300.7%

Total operating expenses	$41,509,629	$10,633,828	$30,875,801	290.4%

Increases in all operating expense line items from 2005 to 2006 are directly attributable to the acquisition of the real estate investments that occurred during 2005 and 2006.

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Our Fund level expenses in 2006 and 2005 were subject to an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager (See Note 9) and relate mainly to our offering costs incurred in 2004, 2005 and 2006 and our compliance and administration related costs in 2005 and 2006. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of December 31, 2006, Fund level expenses of $50,882 are being carried forward by the Manager. At December 31, 2005, Fund level expenses of $225,525 were carried forward, all of which were reimbursed to the Manager by us during 2006. It is reasonably possible that the expenses carried forward will be charged to the Fund in the future, to the extent permitted under the terms of the Expense Limitation Agreement. The Expense Limitation Agreement was renewed and extended through December 31, 2007, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion. Significant amounts of Fund level expenses are expected to be incurred during the next few years as we will be required to comply with the disclosure rules of the SEC and the heightened internal control requirements of Sarbanes-Oxley.

Provision for doubtful accounts relate to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2005 to 2006 relate mainly to tenant bankruptcies at some of our multi tenant retail and office properties.

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

	Comparable Real Estate Investments
	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	% Change
Operating expenses:
Real estate taxes	$1,498,848	$1,296,454	$202,394	15.6%
Property operating	229,317	155,553	73,764	47.4%
Depreciation and amortization	3,648,432	3,436,143	212,289	6.2%

Total operating expenses	$5,376,597	$4,888,150	$488,447	10.0%

	Operating Expenses Reconciliation
	Year Ended December 31, 2006	Year Ended December 31, 2005
Total operating expenses:
Comparable real estate investments	$5,376,597	$4,888,150
Non-comparable real estate investments	28,405,714	2,175,099
Fund level expenses	2,035,099	937,109
General and administrative	5,692,219	2,633,470

Total operating expenses	$41,509,629	$10,633,828

The increase in real estate taxes expense at comparable real estate investments is due to an increased assessed value on Havertys Furniture due to the expiration of a tax reduction agreement on the property.

The increase in property operating expenses is the result of increased insurance costs for our real estate investments and legal costs at 25850 S. Ridgeland. As a result of the losses incurred by the insurance industry during the 2005 hurricane season, the cost of property insurance has increased for many of our properties. We incurred legal costs at 25850 S. Ridgeland to determine our rights associated with the lawsuit between the tenant and seller and the impact of the Illinois Pollution Control Board hearing (See ”Item 2. Properties”).

The increase in depreciation and amortization expense is a result of the Havertys Furniture building expansion, which was completed and put into service during the first half of 2006.

Other Income and Expenses

	Total Fund Real Estate Investments
	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	% Change
Other income and (expenses):
Interest income	$1,582,863	$898,256	$684,607	76.2%
Interest expense	(18,522,219)	(5,371,190)	(13,151,029)	244.8%
Loss allocated to minority interests	155,606	10,844	144,762	1335.0%
Equity in income of unconsolidated affiliates	424,956	116,067	308,889	266.1%

Total other income and (expenses):	$(16,358,794)	$(4,346,023)	$(12,012,771)	276.4%

Interest income increased for the year ended December 31, 2006 over 2005 as a result of investing idle cash from the sale of Common Stock in 2006 prior to closing on real estate investments and earning interest income on the Marketplace at Northglenn ESTIP Note (See Note 2) during 2006.

We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $583,469 and $214,960 for the years ended December 31, 2006 and 2005, respectively. Also included in interest expense in 2006, as a reduction, is amortization of debt premium associated with the assumption of debt on the Pacific Medical Office Portfolio of $285,357, and as an increase, amortization of debt discount associated with the assumption of debt on Stirling Slidell Shopping Centre of $3,177.

Loss allocated to minority interests represents the other owners’ share of the net loss recognized from operations of our consolidated joint ventures (See Note 5) for the years ended December 31, 2006 and 2005. The amount of future income or loss allocated to the minority interest owners of our consolidated joint ventures will be directly impacted by the net income or net loss recognized by that investment. Increase in loss allocated to minority interests from 2005 to 2006 is directly attributable to the acquisition of the Pacific Medial Office Portfolio in 2005 and 9800 South Meridian in 2006.

Equity in income of unconsolidated affiliates increased by $308,889 as equity income from Legacy Village increased by $475,054 from equity income of $271,747 for the year ended December 31, 2005 to an equity income of $746,801 for the year ended December 31, 2006 as a result of an increase in rental income in 2006 from certain tenants who reached their maximum reduced rent provision and resumed paying full rent in connection with the triggering of co-tenancy provisions related to the closure of Expo Design Center in August 2005 (see “Significant Events” below for a further discussion of the co-tenancy provisions). Equity in the loss at 111 Sutter Street increased by $166,165 from equity loss of $155,680 for the period from March 29, 2005 (acquisition date) through December 31, 2005 to an equity loss of $321,845 for the year ended December 31, 2006 as a result of owning the property for a full year in 2006 compared to only nine months in 2005. Additionally, 111 Sutter Street paid the Fund income on a second mortgage loan extended by the Fund to 111 Sutter Street during 2005.

Results of Operations for the year ended December 31, 2005 and the period from May 28, 2004 (Inception) through December 31, 2004:

	Year Ended December 31, 2005	Period from May 28, 2004 (Inception) through December 31, 2004
Revenues:
Minimum rents	$13,246,485	$1,393,624
Tenant recoveries and other rental income	1,756,582	124,259

Total revenues	15,003,067	1,517,883
Operating expenses:
Real estate taxes	1,616,554	110,870
Property operating	652,433	12,943
Fund level expenses	937,109	115,641
General and administrative	2,633,470	36,497
Depreciation and amortization	4,794,262	488,219

Total operating expenses	10,633,828	764,170

Operating income	4,369,239	753,713

Other income and (expenses):
Interest income	898,256	18,327
Interest expense	(5,371,190)	(840,014)
Loss allocated to minority interests	10,844	—
Equity in income of unconsolidated affiliates	116,067	5,571

Total other income and (expenses):	(4,346,023)	(816,116)

Net income (loss)	$23,216	$(62,403)

Increases in all operating line items from 2004 to 2005 are directly attributable to the acquisition of real estate investments that occurred during 2005 and the impact of owning the acquisitions made in 2004 for the entire year.

Included in minimum rents, as increases, are SFAS 141 and 142 above- and below-market lease accretion (See Note 2) of $952,745 and $229,682 in 2005 and 2004, respectively. The amount and direction of future above- and below-market lease amortization is entirely dependent upon the in-place leases at future property acquisitions. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $881,106 and $142,433 in 2005 and 2004, respectively. The amount of future straight-line rental income will be dependent upon the types of leases in place at future property acquisitions.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. We anticipate that a majority of the real estate taxes and property operating expenses will be recoverable from the tenants as most of the tenants in the Consolidated Properties are net lease tenants. The Pacific Medical Office Portfolio contains many gross leases, which require the landlord to pay the expenses normally associated with ownership, such as utilities, repairs, insurance and real estate taxes without reimbursement from the tenants. These gross leases will cause the ratio of tenant recoveries to operating expenses to decrease in future years. The strategy at Pacific Medical Office Portfolio is to convert expiring gross leases to net leases, which require the lessee to pay much of the expenses that are normally associated with ownership. The successful conversion of the gross leases to net leases will be a key value driver for this investment in the future. The ratio of tenant recoveries to real estate taxes and property operating expenses will change in the future as we acquire real estate investments with differing lease terms.

Our Fund level expenses in 2005 and 2004 were subject to an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager (See Note 9) and relate mainly to our offering costs incurred in 2005 and 2004 and our compliance and administration related costs in 2005. Also included in 2004 Fund level expense is $101,904 related to a proposed acquisition that was not completed as a result of significant issues discovered during the pre-acquisition due diligence process. As of December 31, 2005, additional Fund level expenses of $225,525 were carried forward by the Manager, as these expenses were in excess of the amounts permitted under the Expense Limitation Agreement. At December 31, 2004, additional Fund level expenses of $365,245 were carried forward.

General and administrative expenses increased $2,596,973 to $2,633,470 for 2005 from $36,497 in 2004. General and administrative expenses relate mainly to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV, but are expected to grow as we continue to sell common stock and acquire additional properties. The variable fee is calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but is expected to grow as the Fund grows.

Depreciation and amortization expense increased $4,306,043 to $4,794,262 for 2005 from $488,219 in 2004. We expect depreciation and amortization expense to increase as we acquire new real estate investments. Depreciation and amortization expense will be impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation.

Interest income increased $879,929 to $898,256 for 2005 from $18,327 in 2004, as we invested significant amounts of idle cash in government backed securities prior to closing on certain acquisitions and from interest income earned on the 25850 S. Ridgeland TIF Note (See Note 2).

We expect interest expense to increase in the future as we acquire new real estate investments using leverage. We intend to maintain an approximate 65% loan to value ratio for the Fund Portfolio, subject to the future interest rate environment. The weighted average interest rate for outstanding debt was 5.47% and 5.17% at

December 31, 2005 and 2004, respectively. Interest expense includes the amortization of deferred finance fees of $214,960 and $12,466 for 2005 and 2004, respectively. Also included in interest expense in 2005, as a reduction, is amortization of premium associated with the assumption of debt on the Pacific Medical Office Portfolio of $11,995.

Loss allocated to minority interest represents the other owner’s share of the net loss recognized from operations of the Pacific Medical Office Portfolio for our period of ownership, December 21, 2005 through December 31, 2005. The amount of future income or loss allocated to the minority interest owner of the Pacific Medical Office Portfolio will be directly impacted by the net income or net loss recognized by that investment.

Equity in income of unconsolidated real estate affiliates increased $110,496 to $116,067 for 2005 from $5,571 in 2004 and includes the results of operations for Legacy Village for the year ended December 31, 2005 and 111 Sutter Street for the period from March 29, 2005 through December 31, 2005. The results of operations for 2004 consist of Legacy Village for the period from August 25, 2004 through December 31, 2004. Legacy Village provided net income of $271,747 while our share of 111 Sutter Street’s net loss was $155,680 for 2005. Legacy Village provided net income of $5,571 during our ownership period in 2004. Going forward, we will be subject to variability in earnings from our Unconsolidated Properties.

Significant Events

Events at Consolidated Properties

Construction on the Havertys Furniture 297,000 square foot expansion commenced in May 2005 and was completed in April 2006. The rent from the expansion had a favorable impact on our cash flow in 2006 and we expect it to have a favorable impact going forward. The cost for the Havertys Furniture expansion was approximately $11.0 million. The tenant took occupancy and began paying rent on approximately 156,000 square feet on January 9, 2006, approximately 36,000 square feet on February 15, 2006, approximately 32,000 square feet on March 1, 2006 and took occupancy of the remainder of the building in April 2006. We incurred approximately $8.1 million in construction costs through December 31, 2005. We obtained an $11.5 million construction loan on the expansion in late December 2005, which had an outstanding balance of $10.1 million and $6.6 million at December 31, 2006 and 2005, respectively, at a fixed-rate of 6.19%. We borrowed an additional $1.0 million on the loan in January 2007 at which time the construction loan converted to a permanent mortgage loan. No further borrowings on the debt are expected. As part of the building expansion, the tenant extended its lease expiration from 2017 to 2021.

Events at Unconsolidated Properties

During August 2005, Expo Design Center closed its Legacy Village store as part of a broader decision to close 15 stores across the country. However, Home Depot, Inc., the parent company of Expo Design Center, is obligated to pay full rent through 2044.

The store closure triggered co-tenancy provisions in the leases of three tenants at Legacy Village. These co-tenancy provisions have various conditions, but, in general, they require either certain anchor tenants or certain amounts of square footage to be occupied and open for business or the three tenants gain certain rights. Pursuant to the leases, these three tenants have the right to pay alternative rent during the time the co-tenancy provisions are not met and would allow the tenants to terminate their leases early if the Expo Design Center space was not re-tenanted by August 2006.

During September 2006, an anchor tenant of the property gave notice of its intent to terminate its lease effective November 2006 as a result of the co-tenancy provisions triggered by the Expo Design Center store closure. Subsequent to this termination, the tenant agreed to continue operating its store, paying reduced rent until the end of January 2007. During December 2006, the anchor tenant signed a lease modification which nullified the lease termination. Among other things, the lease modification reduces the base rent paid by the tenant through 2014 after which time the rent returns to its original amount. The term of the lease was not changed and continues through 2019. The signing of the lease modification prevented the triggering of co-tenancy provisions with a number of other tenants at Legacy Village. Co-tenancy provisions remain triggered in the leases of two other tenants at Legacy Village, whose co-tenancy rights arose as a result of the Expo Design Center closure. Neither tenant has exercised these co-tenancy rights as of the date of the filing of this Form 10-K.

The co-tenancy provisions resulted in a decrease in rental revenue of approximately $640,000 and $311,000 in 2006 and 2005, respectively. We estimate the potential loss in rental revenue for the two tenants whose co-tenancy provisions remain triggered to be between $60,000 and $470,000 for 2007 depending on whether the tenants decide to continue their occupancy at Legacy Village or terminate their leases. Based on the current occupancy, the co-tenancy provision can be satisfied if approximately half of the Expo Design Center space is re-tenanted and open for business. Home Depot, Inc. has retained a firm to assist it in re-tenanting the building, which would include sub-leasing the space to one or more retail tenants that meet certain use criteria. The Fund’s cash flow was protected through August 2006 by the preferred return it received from Legacy Village (See Note 4 for a description of the preferred return), but is now subject to variability.

Liquidity and Capital Resources

The Fund’s primary uses and sources of cash are as follows:

Uses	Sources

Short-term liquidity and capital needs such as:

• Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	• Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates

• Distributions to stockholders	• Proceeds from secured loans collateralized by individual properties

• Interest payments on debt	• Proceeds from our unsecured line of credit

• Fees payable to the Manager and the Advisor	• Proceeds from construction loans

• General and administrative costs	• Periodic sales of our Common Stock

• Other Fund level expenses	• Receipts from local governments for real estate tax reimbursements and sales tax sharing agreements
Longer-term liquidity needs such as:

• Acquisitions of new real estate	• Sales of real estate investments

• Expansion of existing properties

• Tenant improvements and leasing commissions

• Debt repayment requirements, including both principal and interest

• Repurchases of our Common Stock

The sources and uses of cash for the years ended December 31, 2006 and 2005 were as follows:

	Year ended December 31, 2006	Year ended December 31, 2005	$ Change
Net cash provided by operating activities	$9,941,108	$5,253,976	$4,687,132
Net cash used in investing activities	(118,799,955)	(222,169,957)	103,370,002
Net cash provided by financing activities	129,666,801	221,683,665	(92,016,864)

Our net cash flows provided by operating activities was impacted by a decrease in net income of $6.8 million, caused in part by an increase in interest expense of $13.2 million which outpaced the $5.2 million increase in operating income. The decrease in net income was more than offset by an increase in depreciation and amortization expense of $14.4 million causing our net cash provided by operating activities to increase by $4.7 million. Our working capital was impacted between December 31, 2005 and December 31, 2006 by the following items:

•	an increase in tenant accounts receivable of $1.6 million, which was mainly the result of acquiring two large, multi-tenant real estate investments late in 2005 and our 2006 acquisitions;

•

an decrease in accounts payable and accrued expenses of $0.8 million, an increase in accrued real estate taxes of $1.0 million due to 2006 acquisitions and an increase in accrued interest payable of $0.9 million as a result of acquiring real estate investments using debt.

In the future, we expect tenant accounts receivable to increase and to use significant amounts of working capital to pay operating expenses and interest expense as we acquire additional real estate investments.

Cash used in investing activities decreased as a result of a $105.1 million decrease in acquisition activity coupled with a $3.8 million increase in capital additions and lease commissions for the year ended December 31, 2006 over December 31, 2005. Cash provided by financing activities decreased for the year ended December 31, 2006 over the same period 2005 as a result of a decrease in Share issuances of $22.1 million, stock repurchases of $5.3 million and a decrease in borrowings of $54.3 million, as a result of less acquisition activity in 2006 than in 2005.

The sources and uses of cash for the year ended December 31, 2005 (“2005”), and the period from May 28, 2004 (Inception) through December 31, 2004 (“2004”) were as follows:

	2005	2004	$ Change
Net cash provided by operating activities	$5,253,976	$648,810	$4,605,166
Net cash used in investing activities	(222,169,957)	(96,216,548)	(125,953,409)
Net cash provided by financing activities	221,683,665	98,961,662	122,722,003

The increase in cash flows provided by operating activities for the year ended December 31, 2005 versus the period from May 28, 2004 (Inception) through December 31, 2004 is directly attributable to the acquisition of real estate investments that occurred during 2005 and the impact of owning the acquisitions made in 2004 for the entire year. Our working capital was impacted by the following items:

•	an increase in tenant accounts receivable of $0.3 million, which is mainly the result of acquiring six real estate investments during 2005;

•

an increase in prepaids and other assets of $4.0 million, which was primarily caused by the assumption of the $3.1 million ESTIP Note Receivable, an increase of $0.3 million in interest income receivable and a $0.3 million due from seller account related to an acquisition made at the end of 2005;

•

an increase in accounts payable and accrued expenses, accrued real estate taxes and manager and advisory fees payable of $6.2 million due primarily to $2.1 million increase in management and advisory fees payable due to growth of the Fund, a $1.6 million increase in accrued real estate taxes resulting from property acquisitions, increases in operating expenses and Fund level expenses as a result of growth of the Fund and growth in our NAV; and

•	an increase in accrued interest of $0.3 million as a result of acquiring real estate investments using debt.

Cash used in investing activities increased as a result of a significant increase in acquisition activity in 2005 compared to 2004. Cash provided by financing activities increased as a result of additional Share issuances in 2005 and the Fund placing a significant amount of debt on its 2005 acquisitions.

On November 29, 2006 and December 22, 2006, we accepted subscription agreements relating to the sale by the Fund of its Shares in the total amount of approximately $42.5 million, which was received from subscribers and placed into an escrow account with PNC Bank, as escrow agent for the subscribers. Capital held in escrow is not available to be withdrawn by a subscriber. Under the terms of the subscription agreements, the issuance and sale of Shares to subscribers (the “Closing”) must occur within 100 calendar days of November 29, 2006 and December 22, 2006 in one or more Closings. The right of the Manager to delay the subscribers’ purchase of Shares for up to 100 calendar days allows the Manager to manage the possible dilutive effect on the Fund’s performance of new capital prior to the time it can be invested and facilitates the ability of the Fund’s Advisor to make appropriate real estate investments that correspond with the amount of capital raised. The price at which new Shares are sold to subscribers is the per Share NAV of the Fund, or Current Share Price (as defined under “Item 5. Markets for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchase of Equity Securities”), determined as of the end of the most recently completed calendar quarter prior to the relevant Closing.

Financing

One of our investment strategies is to use leverage in an effort to improve the overall performance of the Fund. Our target is to maintain an overall Fund Portfolio level loan-to-value ratio of not more than 65%, with an individual asset’s long-term loan-to-value ratio not to exceed 75%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2006 and 2005 for such debt. The Unconsolidated Debt table provides information on our pro rata share of joint venture debt.

Consolidated Debt

	2006		2005
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$351,382,719	5.50%	$273,090,602	5.46%
Variable	8,255,779	6.92%	5,000,000	5.69%

Total	$359,638,498	5.53%	$278,090,602	5.47%

Unconsolidated Debt

	2006		2005
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$92,205,726	5.60%	$93,252,831	5.60%
Variable	—	—	—	—

Total	$92,205,726	5.60%	$93,252,831	5.60%

We have placed mostly fixed-rate financing with terms ranging from 5 to 10 years. At December 31, 2005, we had three loans secured by the Consolidated Properties with floating-rate tranches totaling $5.0 million at LIBOR plus 140 basis points (5.69% at December 31, 2005). On May 25, 2006, we repaid the $5.0 million of floating-rate loans from the proceeds of the sale of Common Stock, which occurred on May 19, 2006. At December 31, 2006 we have one floating rate loan at LIBOR plus 160 basis points (6.92% at December 31, 2006).

We anticipate that we will continue to use mainly fixed-rate debt to acquire real estate investments as long as interest rates remain favorable.

Line of Credit

In late 2004, we entered into a $10.0 million line of credit agreement to cover short-term capital needs for acquisitions and working capital. The line of credit bore interest at LIBOR plus 1.50% or the prime rate. The line of credit was increased to $15.0 million on March 29, 2005. On December 21, 2005, we cancelled the existing line of credit and obtained a new $30.0 million line of credit, which could have been expanded to $50.0 million once the Fund’s NAV exceeded $300 million, subject to certain financial covenants. The line of credit expired on December 21, 2006, but was extended through February 21, 2007 while we negotiated a new line of credit with the lender. This line of credit carried interest at rates that approximated LIBOR plus 1.80% or a base rate, which was the greater of (i) the interest rate per annum announced from time to time by the lender as its prime rate or (ii) the Federal Funds effective rate plus 0.75%, as determined by the lender, dependent on the length of time we expect the loan to be outstanding. No borrowings were outstanding on our line of credit at December 31, 2006 or 2005. As of December 31, 2006, we had issued two letters of credit from our line of credit in a total amount of $5.6 million, which were used to secure two future real estate acquisitions.

In February 2007, we entered into a new $60.0 million line of credit agreement, replacing the existing $30.0 million line of credit agreement, that can be expanded to $70.0 million now that the Fund’s NAV exceeds $300 million, subject to certain financial covenants. The line of credit carries interest at rates that approximate LIBOR plus 1.50% or a base rate, which is the greater of (i) the interest rate per annum announced from time to time by the lender as its prime rate or (ii) the Federal Funds effective rate plus 0.75%, as determined by the lender, dependent on the length of time we expect the loan to be outstanding.

We anticipate that we will need a line of credit throughout the life of the Fund to accomplish our acquisition and operational objectives. In this respect, monies borrowed on our line of credit will be repaid from three sources:

•	placing fixed-rate mortgages on the Fund Portfolio

•	cash flow generated by the Fund Portfolio

•	sales of our Common Stock.

Off Balance Sheet Arrangements

We are not subject to any off balance sheet arrangements.

Contractual Cash Obligations and Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence.

The following table below aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2006. The table does not include commitments with respect to the purchase of services from the Manager and the Advisor, as future payments due on such commitments cannot be determined.

		Payments due by period
Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$490,624,908	$22,038,198	$46,340,472	$109,684,886	$312,561,352
Ground leases	2,005	35	70	70	1,830
Loan escrows	5,105,771	299,771	4,202,000	302,000	302,000
Property acquisitions	76,300,000	76,300,000	—	—	—

Total	$572,032,684	$98,638,004	$50,542,542	$109,986,956	$312,865,182

(1)	Includes interest expense which was calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2006, which was 5.50%. Since the interest rates on certain loans are based on a spread over LIBOR, the rates will periodically change; therefore, interest expense for all variable-rate debt was calculated using an average interest rate of 7%.

As of the filing date of this Form 10-K, we had entered into the following additional contractual commitments:

•

a $19.1 million mortgage loan secured by 18922 Forge Drive at fixed rate of 6.24% maturing in 2014. In February 2012, the mortgage loan will convert to a variable-rate mortgage loan in which interest will be based on LIBOR plus 1.45%; and

•	a $24.2 million mortgage loan secured by 4001 North Norfleet Road at a fixed rate of 5.60% (resetting to a market rate in 2013), maturing in 2017.

Commitments

In February 2005, Havertys Furniture gave us an expansion notice that required us to expand the building by 297,000 square feet. In July 2005, Havertys Furniture signed a lease amendment to extend its lease term through 2021. Construction began in May 2005 and was completed in April 2006. The total construction cost was approximately $11.0 million. On December 30, 2005, we obtained an $11.5 million fixed-rate construction loan, of which $10.1 million and $6.6 million had been borrowed at December 31, 2006 and 2005, respectively. The construction loan matures in 2015 bearing interest at a fixed-rate of 6.19%, interest-only for the first four years. We borrowed an additional $1.0 million on the construction loan in January 2007 at which time the loan was converted to a permanent mortgage loan. We do not expect to borrow any additional funds on this loan.

As part of the acquisition of the Pacific Medical Office Portfolio, the limited liability company in which we invested that owns the portfolio, entered into an option agreement that gives the seller the right to effect a put to sell two medical office buildings to the limited liability company between March 21, 2007 and June 21, 2007. During the same exercise period, the limited liability company will have the right to effect a call to buy the two medical office buildings. The purchase price is equal to the net operating income of the two buildings (projected forward for twelve months, subject to adjustments) divided by a cap rate of 7.75%. No initial investment was required by the limited liability company, but $500,000 was deposited as collateral for the contract. The purchase price is expected to be between $12.0 and $19.0 million depending on the building’s net operating income. If neither party exercises the option by the expiration of the agreement, the contract becomes null and void and the deposit will be returned. The deposit will be retained by the seller if the limited liability company fails to purchase the buildings after the put option notice has been given. We except the limited liability company to exercise the purchase option during 2007.

The Pacific Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1.9 million into an escrow account to fund future tenant improvements and leasing commissions. At December 31, 2006 we had approximately $1.5 million deposited in this escrow, and we expect to fund approximately $300,000 during

2007. Additionally, we are required to deposit approximately $151,000 per year into an escrow account to fund capital expenditures. At December 31, 2006 our capital account escrow balance was $409,000. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the Pacific Medical Office Portfolio.

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

In October 2006, we entered into a purchase contract to acquire a 100% ownership interest in 4001 North Norfleet Road, a 702,000 square-foot single-tenant industrial building for approximately $37.3 million located in Kansas City, Missouri. The property is currently under construction and we expect to acquire the property once construction is completed during the first quarter of 2007. The building is subject to a 10-year lease to a musical instrument retailer and will be used as their midwest distribution center. As of December 31, 2006, we had placed a $2.5 million non-revocable letter of credit deposit for the purchase of the property. In October 2006, we committed to and locked interest rate on a $24.2 million, ten-year, fixed-rate mortgage loan, interest-only for the first five years. The interest rate is set at 5.60% for the first six years after which it will be reset to a market rate for the final four years. We acquired the property on February 27, 2007.

In November 2006, we entered into a purchase contract to acquire a 100% ownership interest in a 137,000 square-foot office building for approximately $39.0 million located in Calgary, Canada. The property is currently under construction. We expect to acquire the property once construction is completed during the third quarter of 2007. The building is 100% pre-leased to a number of engineering companies with leases expiring in five and ten years. In December 2006, we placed a $3.1 million non-revocable letter of credit deposit for the purchase of the property.

In February 2007, we entered into a contract to acquire a 90% interest in 18922 Forge Drive, a 91,200 square-foot, multi-tenant office building located in Cupertino, California. The purchase price for our 90% interest is approximately $22.9 million. On February 15, 2007, we acquired the property using a $19.1 million fixed-rate mortgage loan, maturing in 2014 at 6.24%; the remaining purchase price for our 90% interest was funded by cash on hand. In February 2012, the mortgage loan will convert from fixed-rate to variable-rate at LIBOR plus 1.45%.

In February 2007, we entered into a purchase contract to acquire a 100% interest in two single tenant office buildings totaling 141,000 square-feet located in St. Charles, Missouri for approximately $28.2 million. One of the buildings is currently under construction. The acquisition will include our assumption of an approximate $7.4 million, fixed-rate mortgage loan, maturing in February 2015 at 6.05%.

REIT Requirements

To remain qualified as a real estate investment trust for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and at least 90% of ordinary taxable income to stockholders.

The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of our board of directors regarding distributions:

•	scheduled increases in base rents of existing leases;

•	changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases;

•	changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties;

•	necessary capital improvement expenditures or debt repayments at existing properties; and

•	our share of distributions of operating cash flow generated by the unconsolidated real estate affiliates, less management costs and debt service on additional loans that have been or will be incurred.

We anticipate that operating cash flow, and potential new debt or equity from our future equity offerings, or refinancings will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our stockholders in accordance with the requirements of the Code.

Recently	Issued Accounting Pronouncements And Developments

As described in Note 11, new accounting pronouncements have been issued that are effective for the current or subsequent year. Certain new accounting pronouncements have had or are expected to have an impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We have not entered into any transactions using derivative instruments. We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancing of existing debt. As of December 31, 2006, we had consolidated debt of $359.6 million, and a $1.7 million net premium on the assumption of debt. A 25 basis point movement in the interest rate on the $8.3 million of variable-rate debt would result in an approximately $21,000 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

As of December 31, 2005, we had consolidated debt of $280.4 million, including $5.0 million of variable-rate debt and a $2.3 million premium on the assumption of debt. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $5.0 million of variable-rate debt would have resulted in an approximately $12,500 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

All our Unconsolidated Properties are financed with fixed-rate debt, therefore we are not subject to interest rate exposure at these properties.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2006, the fair value of our mortgage notes payable and other debt payable is estimated to be approximately $4.4 million lower than the carrying value of $359.6 million. If treasury rates were to increase by 25 basis points, the fair value of our mortgage notes payable and other debt payable would be approximately $8.6 million lower than the carrying value.

At December 31, 2005, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $1.5 million lower than the carrying value of $280.4 million. If treasury rates were to have increased by 25 basis points, the fair value of our mortgage notes payable and other debt payable would have been approximately $5.7 million lower than the carrying value.

Item 8.	Financial Statements and Supplementary Data.

See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

As previously disclosed, on November 20, 2006, The Charles Schwab Corporation (“Schwab”) announced an agreement to sell U.S. Trust Corp., a wholly-owned subsidiary of Schwab, to Bank of America Corporation (the “Sale”). The Sale of U.S. Trust Corp. includes all of U.S. Trust Corp.’s subsidiaries, including the Manager of the Fund and UST Securities Corp., the Fund’s placement agent. The Sale is subject to Federal Reserve Board and other regulatory approvals and is currently expected to close in the third quarter of 2007.

On December 11, 2006, Deloitte & Touche LLP (“D&T”) informed the Fund that D&T is not independent of Bank of America Corporation, and that, effective upon the closing date of the Sale, D&T will no longer be able to serve as the Fund’s independent registered public accounting firm and provide any attest services to the Fund.

The Fund has begun the process of seeking an alternative independent registered public accounting firm to replace D&T.

Because D&T’s ability to serve as the Fund’s independent registered public accounting firm and to provide any attest services to the Fund is contingent upon the Sale closing, the Fund has not dismissed D&T, and D&T has not resigned.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the board of directors. Based on management’s evaluation as of December 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2007 annual meeting of stockholders (our “2007 Proxy Statement”) that we intend to file with the SEC no later than April 30, 2007.

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding Directors and Executive Officers appearing under the heading “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2007 Proxy Statement is incorporated by reference. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

We have adopted the Excelsior LaSalle Property Fund, Inc. Code of Business Conduct and Ethics Policy that applies to all of our officers, directors and employees. We have also adopted Corporate Governance Guidelines. If you would like a copy of our Code of Business Conduct and Ethics Policy and/or our Corporate Governance Guidelines, please contact Peggy Lynn, 225 High Ridge Road, Stamford, CT 06905-3039, or call (203) 352-4497.

Item 11.	Executive Compensation.

The information appearing in our 2007 Proxy Statement under the headings “Compensation,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

We do not have any compensation plans pursuant to which our equity securities are authorized for issuance.

The information appearing in our 2007 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information appearing in our 2007 Proxy Statement under the heading “Transactions with Related Persons, and Certain Control Persons” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information appearing in our 2007 Proxy Statement under the headings “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approved Policies and Procedures” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements: See “Index to Financial Statements” at page F-1 below.

(2)	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at page F-32 below.

(3)	The Index of Exhibits below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Excelsior LaSalle Property Fund, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

	By:	/s/ HENRY I. FEUERSTEIN
Date: March 16, 2007		Henry I. Feuerstein
President, Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Henry I. Feuerstein and Robert F. Aufenanger, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY I. FEUERSTEIN	President, Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ ROBERT F. AUFENANGER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ THOMAS F. MCDEVITT	Chairman of the Board of Directors	March 16, 2007

/s/ DAVID R. BAILIN	Director	March 16, 2007

/s/ VIRGINIA G. BREEN	Director	March 16, 2007

/s/ JONATHAN B. BUCKELEY	Director	March 16, 2007

/s/ PETER H. SCHAFF	Director	March 16, 2007

Exhibit Number	Description
3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc., Adopted by the Board of Directors on December 18, 2006.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

10.1(1)	Management Agreement by and between Excelsior LaSalle Property Fund, Inc. and U.S. Trust Company, N.A., dated as of December 23, 2004.

10.2(1)	Management Agreement and Expense Limitation and Reimbursement Agreement Assumption Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A., and UST Advisers, Inc. dated as of December 16, 2005.

10.3(1)*	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of June 16, 2004.

10.4(1)	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of September 8, 2004.

10.5(1)*	Investment Advisory Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of December 23, 2004.

10.6(1)*	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of December 23, 2004.

10.7(1)	Investment Advisory Agreement Assumption Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A., LaSalle Investment Management, Inc. and UST Advisers, Inc. dated as of December 16, 2005.

10.8	Excelsior LaSalle Property Fund, Inc. Expense Limitation and Reimbursement Agreement, by and between Excelsior LaSalle Property Fund, Inc. and U.S. Trust, dated as of December 18,2006.

10.9(1)	Purchase Agreement for Metropolitan Park North.

14	Excelsior LaSalle Property Fund, Inc. Code of Business Conduct and Ethics Policy.

21	Subsidiaries of Excelsior LaSalle Property Fund, Inc.

24	Power of Attorney (see signature page to this Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006.

Excelsior LaSalle Property Fund, Inc.

INDEX TO FINANCIAL STATEMENTS

PAGE NUMBER
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and for the period from May 28, 2004 (Inception) through December 31, 2004	F-5

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2006 and 2005 and for the period from May 28, 2004 (Inception) through December 31, 2004	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period from May 28, 2004 (Inception) through December 31, 2004	F-7

Notes to Consolidated Financial Statements	F-8

FINANCIAL STATEMENT SCHEDULE

Schedule III—Real Estate and Accumulated Depreciation	F-32

Legacy Village Investors, LLC:
Balance Sheet as of December 31, 2006 (Unaudited)	F-35

Statement of Operations for the year ended December 31, 2006 (Unaudited)	F-36

Statement of Members’ Equity for the year ended December 31, 2006 (Unaudited)	F-37

Statement of Cash Flows for the year ended December 31, 2006 (Unaudited)	F-38

Notes to Financial Statements	F-39

Independent Auditors’ Report	F-45

Balance Sheets as of December 31, 2005 and 2004 (Unaudited)	F-46

Statements of Operations for the year ended December 31, 2005 and the period from August 25, 2004 (Inception) through December 31, 2004 (Unaudited)	F-47

Statement of Members’ Equity for the year ended December 31, 2005 and the period from August 25, 2004 (Inception) through December 31, 2004 (Unaudited)	F-48

Statements of Cash Flows for the year ended December 31, 2005 and the period from August 25, 2004 (Inception) through December 31, 2004 (Unaudited)	F-49

Notes to Financial Statements	F-51

CEP Investors XII LLC:
Balance Sheet as of December 31, 2006 (Unaudited)	F-57

Statement of Operations for the year ended December 31, 2006 (Unaudited)	F-58

Statement of Members’ Equity for the year ended December 31, 2006 (Unaudited)	F-59

Statement of Cash Flows for the year ended December 31, 2006 (Unaudited)	F-60

Notes to Financial Statements	F-61

Independent Auditors’ Report	F-65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Excelsior LaSalle Property Fund, Inc.

We have audited the accompanying consolidated balance sheets of Excelsior LaSalle Property Fund, Inc. and subsidiaries (the “Fund”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period from May 28, 2004 (Inception) through December 31, 2004. Our audits also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Excelsior LaSalle Property Fund, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the period from May 28, 2004 (Inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 13, 2007

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Investments in real estate:
Land	$63,734,478	$42,875,193
Buildings and equipment	403,054,526	299,193,596
Development in progress	—	8,115,005
Less accumulated depreciation	(10,614,390)	(2,710,200)

Net property and equipment	456,174,614	347,473,594
Investments in unconsolidated real estate affiliates	47,958,556	51,708,531

Net investments in real estate	504,133,170	399,182,125
Cash and cash equivalents	28,969,562	8,161,608
Restricted cash	4,584,158	3,934,211
Tenant accounts receivable, net	1,909,505	313,160
Deferred expenses, net	3,168,332	2,725,893
Acquired intangible assets, net	82,527,563	78,207,106
Deferred rent receivable	2,686,998	1,096,446
Prepaid expenses and other assets	7,714,659	8,723,377

TOTAL ASSETS	$635,693,947	$502,343,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes and other debt payable	$361,350,770	$280,361,461
Accounts payable and other accrued expenses	4,067,379	10,787,443
Distributions payable	4,633,215	3,028,174
Accrued interest	1,566,347	626,268
Accrued real estate taxes	2,563,261	1,562,919
Manager and advisor fees payable	1,786,399	2,264,210
Acquired intangible liabilities, net	15,468,359	14,846,412

TOTAL LIABILITIES	391,435,730	313,476,887
Minority interests	3,036,401	2,812,126
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock: $0.01 par value; 5,000,000 shares authorized; 2,647,551 and 1,937,943 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	26,476	19,379
Additional paid-in capital	274,634,314	196,258,031
Distributions to stockholders	(26,184,060)	(10,183,310)
Accumulated deficit	(7,254,914)	(39,187)

Total stockholders’ equity	241,221,816	186,054,913

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$635,693,947	$502,343,926

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Year Ended December 31, 2005	For the Period From May 28, 2004 (Inception) Through December 31, 2004
Revenues:
Minimum rents	$40,576,518	$13,246,485	$1,393,624
Tenant recoveries and other rental income	10,528,901	1,756,582	124,259

Total revenues	51,105,419	15,003,067	1,517,883
Operating expenses:
Real estate taxes	5,324,098	1,616,554	110,870
Property operating	8,889,480	652,433	12,943
Fund level expenses	2,035,099	937,109	115,641
Provision for doubtful accounts	358,742	—	—
General and administrative	5,692,219	2,633,470	36,497
Depreciation and amortization	19,209,991	4,794,262	488,219

Total operating expenses	41,509,629	10,633,828	764,170

Operating income	9,595,790	4,369,239	753,713
Other income and (expenses):
Interest income	1,582,863	898,256	18,327
Interest expense	(18,522,219)	(5,371,190)	(840,014)
Loss allocated to minority interests	155,606	10,844	—
Equity in income of unconsolidated affiliates	424,956	116,067	5,571

Total other income and (expenses):	(16,358,794)	(4,346,023)	(816,116)

Net income (loss)	$(6,763,004)	$23,216	$(62,403)

Income (loss) per share-basic and diluted	$(2.89)	$0.02	$(1.57)

Weighted average common stock outstanding-basic and diluted	2,341,347	1,276,388	39,783

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, May 28, 2004 (Inception)	—	$—	$—	$—	$—	$—
Initial LUSHI cash contribution	1,000	10	99,990	—	—	100,000
Subsequent LUSHI cash contributions	—	—	37,874,780	—	—	37,874,780
LUSHI nonmonetary contribution	—	—	12,107,887	—	—	12,107,887
Issuance of common stock	836,100	8,361	83,601,639	—	—	83,610,000
Issuance of common stock to LUSHI	99,000	990	(990)	—	—	—
Net loss	—	—	—	—	(62,403)	(62,403)
Capital distributed to LUSHI	—	—	(40,082,667)	—	—	(40,082,667)
Operating distributions to LUSHI	—	—	—	(1,289,777)	—	(1,289,777)

Balance, December 31, 2004	936,100	9,361	93,600,639	(1,289,777)	(62,403)	92,257,820
Issuance of common stock	1,001,843	10,018	102,657,392	—	—	102,667,410
Net income	—	—	—	—	23,216	23,216
Distributions declared ($7.00 per share)	—	—	—	(8,893,533)	—	(8,893,533)

Balance, December 31, 2005	1,937,943	19,379	196,258,031	(10,183,310)	(39,187)	186,054,913
Issuance of common stock	756,300	7,564	83,183,382	—	—	83,190,946
Repurchase of common stock	(46,692)	(467)	(4,807,099)	—	(452,723)	(5,260,289)
Net loss	—	—	—	—	(6,763,004)	(6,763,004)
Distributions declared ($7.00 per share)	—	—	—	(16,000,750)	—	(16,000,750)

Balance, December 31, 2006	2,647,551	$26,476	$274,634,314	$(26,184,060)	$(7,254,914)	$241,221,816

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	For the Period From May 28, 2004 (Inception) Through December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,763,004)	$23,216	$(62,403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests	(155,606)	(10,844)	—
Depreciation	7,904,190	2,443,309	266,891
Amortization of in-place lease intangible assets	11,242,467	2,350,953	221,329
Amortization of net above- and below-market in-place leases	(1,429,627)	(952,745)	(229,682)
Amortization of financing fees	583,469	214,960	12,466
Amortization of net debt premium and discount	(282,180)	(11,995)	—
Amortization of deferred expenses	63,334	—	—
Provision for doubtful accounts	358,742	—	—
Equity in income of unconsolidated affiliates	(424,956)	(116,067)	(5,571)
Distributions of income received from unconsolidated affiliates	746,802	271,747	5,571
Net changes in assets and liabilities:
Tenant accounts receivable	(1,937,450)	(279,785)	(7,950)
Deferred rent receivable	(1,590,552)	(881,106)	(142,433)
Prepaids and other assets	1,004,102	(3,960,122)	(128,153)
Accounts payable and accrued expenses	621,377	6,162,455	718,745

Net cash provided by operating activities	9,941,108	5,253,976	648,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(117,711,511)	(197,834,563)	(59,224,118)
Capital improvements	(3,410,048)	—	—
Lease commissions	(428,656)	—	—
Deposits for investments under contract	(500,000)	(500,000)	(6,041,923)
Distributions received from unconsolidated affiliates in excess of income	3,428,129	4,090,765	4,783,188
Investments in unconsolidated affiliates	—	(25,004,469)	(35,733,695)
Loan escrows	(177,868)	(2,921,690)	—

Net cash used in investing activities	(118,799,955)	(222,169,957)	(96,216,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	79,357,534	101,430,974	83,610,000
Cash contributions from LUSHI	—	—	37,974,780
Repurchase of common stock	(5,260,289)	—	—
Distributions to stockholders	(10,562,297)	(4,628,923)	—
Operating distributions to LUSHI	—	—	(1,289,777)
Return of capital to LUSHI	—	—	(40,082,667)
Distributions paid to minority interest	(223,885)	—	—
Deposits on loan commitments	(484,600)	457,000	(457,000)
Draws on credit facility	19,000,000	45,700,000	—
Payments on credit facility	(19,000,000)	(45,700,000)	—
Debt issuance costs	(660,586)	(2,511,988)	(363,674)
Proceeds from mortgage notes and other debt payable	72,669,548	126,936,602	36,850,000
Principal payments on mortgage notes and other debt payable	(5,168,624)	—	(17,280,000)

Net cash provided by financing activities	129,666,801	221,683,665	98,961,662

Net increase in cash and cash equivalents	20,807,954	4,767,684	3,393,924
Cash and cash equivalents at the beginning of the period	8,161,608	3,393,924	—

Cash and cash equivalents at the end of the period	$28,969,562	$8,161,608	$3,393,924

Supplemental disclosure of cash flow information:
Interest paid	$17,300,922	$4,902,223	$538,240

Interest capitalized	$20,071	$82,953	$—

Non-cash activities:
Assumption of real estate investment	$—	$—	$59,502,026
Assumption of debt issuance costs	—	—	77,657
Assumption of prorated assets and liabilities	—	—	(191,796)
Assumption of mortgage loan payable	(13,770,566)	(86,586,854)	(47,280,000)
Distributions payable	4,633,215	3,028,174	—
Release of restricted cash for TIF note receivable	—	4,556,690	—
Stock issued through dividend reinvestment plan	3,833,412	1,236,436	—
Liability for capital expenditures	731,936	8,048,587	—
25850 S. Ridgeland option payment	499,500	—	—

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

General

Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Fund” refer to Excelsior LaSalle Property Fund, Inc.

The Fund is a Maryland corporation and was incorporated on May 28, 2004 (“Inception”). We initially issued 1,000 Shares of our Class A common stock, $0.01 par value per share (our “Common Stock” or “Shares”) to a sole stockholder, LaSalle U.S. Holdings, Inc. (“LUSHI”). The Fund was created to provide accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 5,000,000 Shares. Please note that while we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company” as that term is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”) and will not be registered under that Act.

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

On December 23, 2004, we held an initial closing (the “Initial Closing”) and sold an additional 836,100 Shares for $100 per share to approximately 400 accredited investors. Concurrent with the Initial Closing, LUSHI received a distribution equal to the return generated by the Fund while LUSHI was our sole stockholder based on an agreement among LUSHI, the manager of the Fund and the Fund and the return of the excess capital of $40,082,667, leaving $10,000,000 of LUSHI’s initial investment in the Fund. To give effect to LUSHI’s investment, LUSHI was issued an additional 99,000 Shares at the Initial Closing, which along with the initial 1,000 shares issued on May 28, 2004 as noted above, reflect a total investment by LUSHI of $10,000,000 for which it received 100,000 Shares. Also on December 23, 2004, our sponsor, U.S. Trust Company, N.A., acting through its investment advisory division, U.S. Trust Company, N.A. Asset Management Division, became the manager of the Fund. On December 16, 2005, UST Advisers, Inc., a wholly-owned subsidiary of U.S. Trust Company, N.A., assumed the duties and responsibilities of U.S. Trust Company, N.A. Asset Management Division and became the manager of the Fund (the “Manager”). The Manager is registered as an investment advisor with the SEC. The Manager has the day-to-day responsibility for our management and administration pursuant to a management agreement between us and the Manager (the “Management Agreement”). On March 31, 2006, U.S. Trust Company, N.A. merged with its affiliate, United States Trust Company, National Association (“U.S. Trust”), with U.S. Trust as the surviving entity. The Manager is a wholly-owned subsidiary of U.S. Trust. U.S. Trust is a wholly-owned subsidiary of U.S. Trust Corporation (“U.S. Trust Corp.”), which is in turn a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”), a New York Stock Exchange-listed financial services firm.

On November 20, 2006, Schwab announced an agreement to sell U.S. Trust Corp. to the Bank of America Corporation (the “Sale”). The Sale is expected to be consummated in the third quarter of 2007, but could occur later depending upon regulatory approvals and satisfaction of other conditions and is subject to continued negotiation by Bank of America and Schwab. The Sale of U.S. Trust Corp. includes all of U.S. Trust Corp.’s subsidiaries, the Manager of the Fund, and UST Securities Corp., the Fund’s placement agent. The Sale is subject to Federal Reserve Board and other regulatory approvals.

UST Advisers, Inc. is expected to continue to serve as the manager to the Fund and UST Securities Corp. is expected to continue to serve as the placement agent to the Fund after the Sale, and the Fund has consented to the change in ownership of the manager and UST Securities Corp.

The Manager and the Fund have contracted with LaSalle Investment Management, Inc. (“LaSalle”), a Maryland corporation and an affiliate of LUSHI, to act as our investment advisor (the “Advisor”). The Advisor is registered as an investment advisor with the SEC. The Advisor has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement among the Fund, the Advisor and the Manager (the “Advisory Agreement”). LaSalle is a wholly-owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated, a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are overseen and undertaken by the Manager and Advisor. In accordance with Maryland law, the Fund does have certain officers who administer the Fund’s operations. These officers are employees of, and are compensated by, the Manager.

The Manager has retained The Townsend Group, at the expense of the Manager, to assist the Manager in reviewing the investment activities of the Advisor and the investment performance of the Fund’s assets and monitoring compliance with the Fund’s investment guidelines. The Townsend Group is a consulting firm whose exclusive focus is the asset class of real estate. Founded in 1983 and with offices in Cleveland, Denver and San Francisco, The Townsend Group is a provider of real estate consulting services to institutional investors in the United States.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-K and Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates. We consider APB 18: “The Equity Method of Accounting for Investments in Common Stock”, SOP 78-9: “Accounting for Investments in Real Estate Ventures”, Emerging Issues Task Force (“EITF”) 96-16: “Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights”, EITF 04-5: “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and FASB Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” (“FIN 46(R)”), to determine the method of accounting for each entity in which we own less than a 100% interest. In determining whether we have a controlling interest in a non-wholly owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the members as well as whether the entity is a variable interest entity in which the Fund will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. With respect to our 80% interest in 111 Sutter Street, we have concluded that we do not control the non wholly-owned entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority interests represents the minority members’ proportionate share of the equity in our consolidated variable interest entities (as determined by FIN 46(R)), PMB Acquisitions #1 Partners, LLC and 9800 South Meridian, LLC for which we are the primary beneficiary. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the implied fair value, based on the purchase price. Minority interests will increase for the minority members’ share of net income of these variable interest entities and decrease for the minority members’ share of net loss and distributions.

Certain of the Fund’s joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Fund is not obligated to purchase the interest of its outside joint venture partners.

Certain reclassifications of prior period amounts have been made to the consolidated statements of cash flows. These reclassifications have been made to conform to the 2006 presentation. These reclassifications have not changed the Fund’s financial position as of December 31, 2005 or consolidated results of operations or cash flows for the year ended December 31, 2005.

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

To the extent that the Fund’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Fund’s share of equity in income of the unconsolidated affiliates.

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. For the years ended December 31, 2006 and 2005, and for the period from May 28, 2004 (Inception) through December 31, 2004, $1,590,552, $881,106, and $142,433, respectively, have been recognized as straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases), all of which are included in deferred rent receivable in the accompanying consolidated balance sheets. Also included, as an increase to minimum rents, for the years ended December 31, 2006 and 2005, and for the period from May 28, 2004 (Inception) through December 31, 2004, are $1,429,627, $952,745 and $229,682, respectively, of accretion related to above- and below-market in-place leases at properties acquired as provided by Financial Accounting Standards Board (“FASB”) Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.

Percentage rents are recognized when earned as certain tenant sales volume targets, as specified by the lease terms, are met. For the years ended December 31, 2006 and 2005, $306,165 and $28,884, respectively, have been recognized in tenant recoveries and other rental income. No percentage rents were recognized for the period from May 28, 2004 (Inception) through December 31, 2004.

We provide an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At December 31, 2006 and 2005, our allowance for doubtful accounts was $190,420 and $0, respectively.

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

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at December 31, 2006 and 2005 was $574,942 and $227,426, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist principally of long-term notes receivable from local governments related to real estate tax rebates and sales tax sharing agreements. The acquisition of Marketplace at Northglenn included an Enhanced Sales Tax Incentive Program (“ESTIP”) note receivable from the local government that allows us to share in sales tax revenue generated by the retail center until a specified amount has been paid to us. At December 31, 2006, $2.4 million was the remaining balance owed to the Fund. The acquisition of 25850 S. Ridgeland (formerly referred to as TNT Logistics) included a Tax Increment Financing Note (a “TIF Note”) issued by the Village of Monee, which will reimburse to us approximately 90% of the real estate tax payments made on the property through 2016 or until the TIF note receivable is repaid. The TIF Note bears interest at 7%.

Financial Instruments

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable is approximately $0.4 million lower than the aggregate carrying amounts at December 31, 2006. The carrying value of our notes receivable approximated their fair value at December 31, 2005. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying consolidated balance sheets at amounts which are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt). The fair value of our mortgage notes and other debt payable was approximately $4.4 million and $1.5 million lower than the aggregate carrying amounts at December 31, 2006 and 2005, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

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

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as-if-vacant. Our estimates of value are made using methods similar to those used by independent appraisers, primarily discounted cash flow analyses. Factors considered by us in our analysis include an estimate of carrying costs during the hypothetical expected lease-up periods considering current market conditions at the date of acquisition, and costs to execute similar leases. We also consider information obtained about each property as a result of the pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, we will include estimates of lost rentals during the expected lease-up periods, which is expected to primarily range from one to two years, depending on specific local market conditions, and costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. As of December 31, 2006, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 1 to 29 years.

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles and acquired non-amortizing land purchase options, which are reported net of accumulated amortization of $15,605,898 and $3,084,133 at December 31, 2006 and 2005, respectively, on the accompanying consolidated balance sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $4,403,203 and $1,694,278 at December 31, 2006 and 2005, respectively, on the accompanying consolidated balance sheets. Our amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value in accordance with SFAS 144. To the extent an impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations. Our non-amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A non-amortizing intangible asset is considered to be impaired when the carrying amount of the non-amortizing intangible asset is greater than its fair value in accordance with SFAS 142. To the extent an impairment has occurred, the excess of the carrying value of the non-amortizing intangible asset over its estimated fair value will be charged to operations.

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

Earnings Per Share (“EPS”)

Basic per share amounts are based on the weighted average of shares outstanding of 2,341,347, 1,276,388 and 39,783 for the years ended December 31, 2006 and 2005 and for the period from May 28, 2004 (Inception) through December 31, 2004, respectively. We have no dilutive or potentially dilutive securities.

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

NOTE 3—PROPERTY

The primary reason we make acquisitions of real estate investments in the retail, office and industrial property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The wholly owned properties held within the Fund as of December 31, 2006 are as follows:

Property	Sector	Square Feet	Location	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	8/27/2004	$59.6 Million
Havertys Furniture (1)	Industrial	808,000	Braselton, GA	12/3/2004	$28.5 Million
Hagemeyer Distribution Center	Industrial	300,000	Auburn, GA	12/3/2004	$10.2 Million
25850 S. Ridgeland (2)(3)	Industrial	722,000	Monee, IL	12/31/2004	$25.2 Million
Georgia Door Sales Distribution Center	Industrial	254,000	Austell, GA	2/10/2005	$8.5 Million
105 Kendall Park Lane	Industrial	409,000	Atlanta, GA	6/30/2005	$18.8 Million
Waipio Shopping Center	Retail	137,000	Waipahu, HI	8/1/2005	$30.5 Million
Marketplace at Northglenn	Retail	439,000	Northglenn, CO	12/21/2005	$91.5 Million
Metropolitan Park North	Office	186,000	Seattle, WA	3/28/2006	$89.2 Million
Stirling Slidell Shopping Centre (4)	Retail	139,000	Slidell, LA	12/14/2006	$23.4 Million

(1)	Includes 297,000 square feet of development constructed subsequent to the acquisition date. Acquisition price does not include $11.0 million of construction costs related to this development.
(2)	On December 31, 2004, we extended an approximate $24.8 million mortgage loan to an unrelated real estate developer secured by 25850 S. Ridgeland. The loan required monthly interest-only payments equal to the base rent paid by the tenant. Simultaneous with the signing of the loan agreement, we entered into an option agreement to purchase 25850 S. Ridgeland for the remaining loan balance plus a $500,000 option payment. Based on the provisions of FIN 46(R), 25850 S. Ridgeland was consolidated in the Fund beginning on the date we extended the loan. On March 30, 2006, we exercised the purchase option and acquired a 100% equity interest in the 25850 S. Ridgeland property for the outstanding loan balance plus the $500,000 option payment.
(3)	This property was previously referred to as TNT Logistics but has been renamed for reporting purposes.
(4)	Acquisition price includes the assumption of an approximate $14.0 million, 5.15% fixed-rate mortgage loan maturing in 2014.

We allocated the purchase price of our 2006 acquisitions in accordance with SFAS No. 141 as follows:

	Metropolitan Park North	Stirling Slidell Shopping Centre
Land	$10,900,000	$5,441,800
Building and equipment	64,006,369	16,843,100
In-place lease intangible	11,610,362	3,583,970
Above-market lease intangible	2,850,859	22,077
Debt assumption fee (5)	—	140,470
Below-market lease intangible	(188,530)	(2,800,081)
Debt discount (5)	—	276,407
Assumption of mortgage notes payable	—	(14,046,973)

	$89,179,060	$9,460,770

Weighted average amortization period for intangible assets and liabilities	7 years	18 years

(5)	The weighted average amortization period for the debt assumption fee and debt discount is 7 years.

We allocated the purchase price of our 2005 acquisitions in accordance with SFAS No. 141 as follows:

	Georgia Door Sales Distribution Center	105 Kendall Park Lane	Waipio Shopping Center	Marketplace at Northglenn
Land	$1,650,870	$2,655,900	$13,424,686	$15,657,642
Building and equipment	5,571,806	12,823,186	14,756,055	66,225,641
In-place lease intangible	1,289,891	2,202,437	3,495,741	9,110,310
Above-market lease intangible	—	1,099,137	—	285,914
Below-market lease intangible	(12,666)	—	(1,191,369)	(2,853,815)
ESTIP note receivable	—	—	—	3,050,000

	$8,499,901	$18,780,660	$30,485,113	$91,475,692

Weighted average amortization period for intangible assets and liabilities	4 years	12 years	16 years	6 years

We allocated the purchase price of our 2004 acquisitions in accordance with SFAS No. 141 as follows:

	Monument IV at Worldgate	Havertys Furniture	Hagemeyer Distribution Center	25850 S. Ridgeland
Land	$5,185,895	$100	$100	$4,300,000
Building and equipment	57,165,754	17,471,311	6,202,521	14,002,927
In-place lease intangible	7,074,631	2,878,555	1,113,170	2,214,983
Above-market lease intangible	—	4,973,681	—	—
Below-market lease intangible	(9,818,736)	—	(84,581)	—
Land purchase rights (non-amortizing)	—	3,144,450	2,939,150	—
TIF note receivable	—	—	—	4,647,907

	$59,607,544	$28,468,097	$10,170,360	$25,165,817

Weighted average amortization period for intangible assets and liabilities (excluding land purchase rights)	7 years	12 years	8 years	10 years

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

Legacy Village

On August 25, 2004, we acquired a 46.5% membership interest in Legacy Village Investors, LLC which owns Legacy Village (“Legacy Village”), a 595,000 square-foot lifestyle center in Lyndhurst, Ohio, built in 2003. The aggregate consideration for the 46.5% ownership interest was approximately $35.0 million, which was funded at closing from capital invested by LUSHI. Legacy Village was encumbered by an approximate $97.0 million amortizing mortgage loan at 5.625% maturing on January 1, 2014. On December 23, 2004, Legacy Village increased the existing mortgage loan by $10.0 million, under the same terms as the existing mortgage loan. Proceeds of the loan were distributed to the members pro rata in accordance with their ownership percentages.

The limited liability company agreement provided for a two-year preferred return until August 24, 2006 to the Fund based on a formula of gross initial investment (approximately $79.9 million, which equals the aggregate consideration paid at acquisition plus our pro rata share of the existing mortgage debt) multiplied by 7.50% less our pro rata share of debt service. The preferred return was distributed quarterly, provided sufficient cash flow existed to make the payment. Since cash flow was not sufficient to cover the preferred return, the managing member, an unrelated third party, is liable to pay the balance of the preferred return to the Fund by January 30, 2007 (Note 13). At December 31, 2006, the balance of the preferred return owed to us is approximately $1.3 million. From August 25, 2006 forward, available cash flow will be distributed to the members in proportion to their ownership interest.

111 Sutter Street

On March 29, 2005, we acquired an 80% membership interest in CEP Investors XII LLC (“CEP”), which owns 111 Sutter Street (“111 Sutter Street”) in San Francisco, California, a 284,000 square-foot, multi-tenant office building built in 1926 and renovated in 2001. The aggregate consideration paid for the 80% membership interest was approximately $24.6 million. Additionally, we extended a $6.0 million short-term second mortgage loan to the limited liability company. The purchase price and the $6.0 million, short-term second mortgage loan were funded by cash on hand of $18.9 million and a borrowing on our line of credit of $11.7 million. 111 Sutter Street was encumbered by an existing $48.9 million variable-rate mortgage loan at LIBOR plus 185 basis points. On June 22, 2005, CEP finalized a $56.0 million fixed-rate mortgage loan maturing in 10 years at 5.58%. The majority of the proceeds from the loan were used to replace the existing mortgage loan debt on 111 Sutter Street and pay back the $6.0 million second mortgage loan to the Fund.

The CEP limited liability company agreement requires unanimous approval of the members for all major decisions and designates the 20% member, an unrelated third party, to be the operating member, making the day-to-day operating decisions for the property. For its services, the operating member is entitled to a management fee and has an opportunity to earn a promoted return for meeting certain performance goals.

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2006	December 31, 2005
ASSETS
Investments in real estate (net)	$173,467,491	$178,465,445
Cash and cash equivalents	2,295,682	2,065,849
Other assets	27,782,480	29,409,226

TOTAL ASSETS	$203,545,653	$209,940,520

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$157,947,788	$160,199,637
Due to affiliate	28,072	632,585
Other liabilities	9,256,347	8,193,274

TOTAL LIABILITIES	167,232,207	169,025,496
Members’ Equity	36,313,446	40,915,024

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$203,545,653	$209,940,520

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2006	December 31, 2005
Members’ equity	$36,313,446	$40,915,024
Less: other members’ equity	(13,256,383)	(13,755,725)
Purchase price in excess of ownership interest in unconsolidated real estate affiliates (1)	24,901,493	24,549,232

Investments in unconsolidated real estate affiliates	$47,958,556	$51,708,531

(1)	The purchase price in excess of our ownership interest in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The excess is being amortized over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2006	Year Ended December 31, 2005	For the Period From May 28, 2004 (Inception) Through December 31, 2004
Total revenues	$28,983,549	$26,145,517	$6,188,106
Total operating expenses	19,539,792	17,809,571	4,249,268

Operating income	9,443,757	8,335,946	1,938,838
Total other expenses	8,861,436	8,245,595	1,915,482

Net income	$582,321	$90,351	$23,356

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2006	Year Ended December 31, 2005	For the Period From May 28, 2004 (Inception) Through December 31, 2004
Net income of unconsolidated real estate affiliates	$582,321	$90,351	$23,356
Other members’ share of net income	78,337	66,246	—
Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(216,100)	(147,321)	(17,785)
Other income (expense) from unconsolidated real estate affiliates	(19,602)	106,791	—

Equity in income of unconsolidated real estate affiliates	$424,956	$116,067	$5,571

NOTE 5—CONSOLIDATED VARIABLE INTEREST ENTITIES

Pacific Medical Office Portfolio

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

9800 South Meridian

On December 26, 2006, we acquired a 90% membership interest in 9800 South Meridian, a 129,000 square-foot, multi-tenant office building located in suburban Denver, Colorado built in 1994, with tenant lease expirations through 2009. The gross purchase price was approximately $14.7 million including closing costs and acquisition fees, funded at closing with a $8.3 million variable-rate construction loan at LIBOR plus 1.60% maturing in 2009 with two one-year extension options. The loan allows for additional borrowings up to $18.5 million to fund certain building improvements and leasing costs. activities. The building will undergo significant upgrades over the next two years which will involve increasing the rentable space by approximately 10,000 square-feet, may involve terminating certain tenant leases as allowed under the terms of those leases and leasing the building to new tenants. The remainder of the purchase price for our 90% interest was funded with cash on hand. The other member, owning a 10% interest, is an unrelated third party. 9800 South Meridian was consolidated into the Fund based on the provisions of FIN 46(R). We allocated the purchase price in accordance with SFAS No. 141 as follows:

9800 South Meridian
Land	$4,517,485
Building	9,640,470
In place lease intangible (1)	846,710
Below-market lease intangible (1)	(342,259)

$14,662,406

(1)	The weighted average amortization period for the in place and below market intangible assets and liabilities is 2 years.

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2016 and consist of the following:

				Amount Payable as of
Property	Maturity Date	Fixed / Floating	Rate	December 31, 2006	December 31, 2005
Monument IV at Worldgate	September 1, 2011	Fixed	5.29%	$37,875,214	$38,000,000
Havertys Furniture	January 1, 2015	Fixed	5.23%	18,100,000	18,100,000
Havertys Furniture	January 1, 2010	Floating	LIBOR + 1.40%	—	3,250,000
Havertys Furniture	January 1, 2015	Fixed	6.19%	10,050,370	6,636,602
Hagemeyer Distribution Center	January 1, 2015	Fixed	5.23%	6,500,000	6,500,000
Hagemeyer Distribution Center	January 1, 2010	Floating	LIBOR + 1.40%	—	1,000,000
Georgia Door Sales Distribution Center	January 1, 2015	Fixed	5.31%	5,400,000	5,400,000
Georgia Door Sales Distribution Center	January 1, 2010	Floating	LIBOR + 1.40%	—	750,000
25850 S. Ridgeland	April 1, 2012	Fixed	5.05%	16,700,000	16,700,000
105 Kendall Park Lane	September 1, 2012	Fixed	4.92%	13,000,000	13,000,000
Waipio Shopping Center	November 1, 2010	Fixed	5.15%	19,950,000	19,950,000
Marketplace at Northglenn	January 1, 2016	Fixed	5.50%	64,500,000	64,500,000
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	17,808,943	17,832,000
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,520,000	15,520,000
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	16,051,219	16,072,000
Pacific Medical Office Portfolio	March 1, 2014	Fixed	5.79%	34,880,000	34,880,000
Metropolitan Park North	April 1, 2013	Fixed	5.73%	61,000,000	—
Stirling Slidell Shopping Centre	April 1, 2014	Fixed	5.15%	14,046,973	—
9800 South Meridian	January 1, 2010	Floating	LIBOR + 1.60%	8,255,779	—

				359,638,498	278,090,602
Net debt premium (discount) on assumed debt				1,712,272	2,270,859

				$361,350,770	$280,361,461

We recognized a $2,282,854 premium on the debt, with an effective interest rate of 5.41%, assumed from the Pacific Medical Office Portfolio acquisition. We recognized a $276,407 discount on the debt, with an effective interest rate of 5.57%, assumed from the Stirling Slidell Shopping Centre acquisition. Included in mortgage notes and other debt payable is $297,352 and $11,995 of debt premium accumulated amortization at December 31, 2006 and December 31, 2005, respectively. Also, included in mortgage notes and other debt payable is $3,177 of debt discount accumulated amortization at December 31, 2006.

Aggregate principal payments of mortgage notes payable as of December 31, 2006 are as follows:

Year	Amount
2007	$2,110,163
2008	3,242,423
2009	3,557,962
2010	33,187,305
2011	40,604,375
Thereafter	276,936,270

Total	$359,638,498

Land, buildings, equipment, and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $549 million and $417 million at December 31, 2006 and 2005, respectively, have been pledged as collateral.

On May 25, 2006, we repaid the variable-rate mortgage loans payable related to Havertys Furniture, Hagemeyer Distribution Center, and Georgia Door Sales Distribution Center. The mortgage loans payable had an aggregate principal balance of $5.0 million, bore interest at a variable rate of LIBOR plus 1.40% and were scheduled to mature in January 2010.

Line of Credit

In late 2004, we entered into a $10.0 million line of credit agreement to cover short-term capital needs for acquisitions and operations. The line of credit bore interest at LIBOR plus 1.50% or the prime rate. The line of credit was increased to $15.0 million on March 29, 2005. On December 21, 2005, we cancelled the existing line of credit and obtained a new $30.0 million line of credit, which can be expanded to $50.0 million once the Fund reaches $300 million in NAV (Refer to Note 7), subject to certain financial covenants. The line of credit expired on December 21, 2006 and was extended through February 22, 2007. The existing line of credit carries an interest rate that approximates LIBOR plus 1.80% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. No borrowings were outstanding on the line of credit at December 31, 2006 and 2005. During 2006, we had drawn a total of $19.0 million on the line of credit to fund the acquisition of Metropolitan Park North, the Havertys Furniture expansion and for working capital needs, which we repaid during 2006. At December 31, 2006, we had two letters of credit issued on the line of credit totaling $5.6 million. Letters of credit have fees associated in the amounts of 0.125% of the total letter amount.

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

We have retained Duff & Phelps, LLC (the “Valuation Consultant”) to assist us in the valuation of our real estate investments. The Valuation Consultant identifies and retains independent third-party real estate appraisal firms (the “Appraisal Firms”), that appraise each Investment annually beginning one year after acquisition. During the first three quarters after acquisition, the Investment will be carried at capitalized cost and is reviewed quarterly for material events at the property or market level that may require an adjustment of the Investment’s valuation.

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

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. As of December 31, 2006, $42.5 million of subscription commitments were held in escrow, which will be brought into the Fund as needed for investment activities, but no later than March 31, 2007. As of December 31, 2005, $21.8 million of subscription commitments were held in escrow, which were brought into the Fund in February 2006. For the years ended December 31, 2006 and 2005, we sold 721,070 Shares for $79.4 million and 989,698 Shares for $101.4 million, respectively, to subscribers whose funds were held in the escrow account. For the period from May 28, 2004 (Inception) through December 31, 2004, we sold 936,100 Shares for $93.6 million to subscribers. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Share Repurchase Program

Semi-Annual Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we intend to provide liquidity to our stockholders by conducting semi-annual tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”) twice each year. The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders.

Beginning in August 2006, we conducted a tender offer to repurchase up to $5.0 million of our outstanding Shares at the then Current Share Price. Stockholders made redemption requests for 46,692 shares or $5.3 million. We availed ourselves of an SEC rule that allowed us to exceed our Tender Offer Amount by 2% of the outstanding Shares to honor all redemption requests. We repurchased and retired the Shares on September 8, 2006 using cash on hand.

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

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the years ended December 31, 2006 and 2005, we issued 35,230 Shares for approximately $3.8 million and 12,145 Shares for approximately $1.2 million, respectively, under the plan. No Shares were reinvested during the period from May 28, 2004 (Inception) through December 31, 2004.

NOTE 8—RENTALS UNDER OPERATING LEASES

We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at December 31, 2006 are as follows:

Year	Amount
2007	$33,808,755
2008	31,736,846
2009	29,854,838
2010	27,472,972
2011	25,067,734
Thereafter	66,824,534

Total	$214,765,679

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses.

During the year ended December 31, 2006, Fannie Mae accounted for 12% of minimum base rents. During the year ended December 31, 2005, Fannie Mae, TNT Logistics North America, Inc. and Havertys Furniture Companies, Inc. accounted for 37%, 17%, and 16% of minimum base rents, respectively. During the period from May 28, 2004 (Inception) through December 31, 2004, Fannie Mae and Havertys Furniture Companies, Inc. accounted for 79% and 14% of base rents, respectively.

NOTE 9—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of NAV, calculated quarterly. Management and advisory fees for the years ended December 31, 2006 and 2005 and for the period from May 28, 2004 (Inception) through December 31, 2004 were $3,888,180, $1,873,195, and $27,424, respectively, $1,097,523 and $686,599 of which is included in manager and advisor fees payable at December 31, 2006 and 2005, respectively.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. Before the Fund’s NAV exceeded $100 million, the variable fee was allocated entirely to the Advisor. The Fund’s NAV exceeded $100 million on April 1, 2005 and a portion of variable fee was then allocated to the Manager, with the remainder allocated to the Advisor. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850 million or more. The total variable fee for the years ended December 31, 2006 and 2005 and for the period from May 28, 2004 (Inception) through December 31, 2004 were $1,288,037, $685,194 and $3,000, respectively, $482,492 and $460,052 of which is included in manager and advisor fees payable at December 31, 2006 and 2005, respectively.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the years ended December 31, 2006 and 2005 and for the period from May 28, 2004 (Inception) through December 31, 2004 were $696,794, $1,741,811 and $1,010,383, respectively, of which $206,384 and $1,117,559 is included in manager and advisory fees payable at December 31, 2006 and 2005, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful investments made by us and unsuccessful acquisitions for the years ended December 31, 2006 and 2005 and for the period from May 28, 2004 (Inception) through December 31, 2004 were $130,477, $353,610 and $195,552 respectively, $59,369 and $76,936 of which is included in accounts payable and other accrued expenses at December 31, 2006 and 2005, respectively. Acquisition fees and due diligence costs for successful acquisitions are capitalized as part of the real estate acquisition. Costs for unsuccessful acquisitions are expensed.

On December 23, 2004, we entered into an expense limitation and reimbursement agreement with the Manager, which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the valuation consultant, auditors, stockholder administrator, legal counsel related to the organization of the Fund or share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the years ended December 31, 2006 and 2005 and for the period from May 28, 2004 (Inception) through December 31, 2004 were limited to $1,944,090, $936,598 and $13,712 respectively, and therefore the Manager will carry forward $50,882 of Fund expenses as of December 31, 2006 that may be incurred in the future. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The expense limitation agreement was scheduled to expire on December 23, 2006, but was renewed and extended through December 31, 2007. Expenses subject to the expense limitation agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the expense limitation agreement, such as expenses related to unsuccessful acquisitions and state franchise taxes and filing fees.

The Manager and Advisor agreed to waive a portion of their fees and expenses calculated on NAV greater than approximately $75 million until we were able to acquire additional real estate assets and appropriately leverage the portfolio. Total waived fees and expenses for the year ended December 31, 2005 and for the period from May 28, 2004 (Inception) through December 31, 2004 were approximately $69,300 and $10,800, respectively. On April 1, 2005 the Manager and Advisor terminated the waiver.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid $4,500 each quarter for property management services performed at Monument IV at Worldgate. For the years ended December 31, 2006 and 2005 and for the period from May 28, 2004 (Inception) through December 31, 2004, JLL was paid $18,000, $18,000 and $6,000, respectively, for property management services performed at Monument IV at Worldgate. In December 2005, JLL was paid a $483,750 loan placement fee related to the mortgage debt on Marketplace at Northglenn.

The placement agent for the Fund is UST Securities Corp., an affiliate of the Manager. The placement agent receives no compensation from us for its services.

NOTE 10—COMMITMENTS AND CONTINGENCIES

From time to time, we have entered into contingent agreements for the acquisition of properties. Such acquisitions are subject to satisfactory completion of due diligence.

As part of the acquisition of the 25850 S. Ridgeland (formerly referred to as TNT Logistics) property, in exchange for $500 we were granted an option expiring in 2009 to purchase a portion of adjacent land if the tenant chooses to expand its facility. If the tenant chooses to expand its facility, then we can acquire the additional portion of land subject to the terms and conditions of that certain Expansion Option Agreement dated as of December 31, 2004, which agreement provides among other things the terms and conditions pursuant to which the purchase price for the adjacent land shall be determined.

In February 2005, Havertys Furniture gave us an expansion notice that required us to expand the building by 297,000 square feet at a cost of approximately $11.0 million. In July 2005, Havertys Furniture signed a lease amendment to extend its lease term through 2021. Construction began in May 2005 and was completed in April 2006. On December 30, 2005, we obtained an $11.5 million fixed-rate construction loan, of which $10.1 million and $6.6 million had been borrowed at December 31, 2006 and 2005, respectively. We borrowed an additional $1.0 million on the construction loan in January 2007 which completed the borrowings under the construction loan and officially converted the loan to a permanent mortgage loan. The mortgage loan matures on January 1, 2015, bearing interest at a fixed-rate of 6.19%, interest-only for the first four years.

We are subject to ground lease payments of $35 per year for 72 years on the fifteen buildings in the Pacific Medical Office Portfolio.

As part of the acquisition of Pacific Medical Office Portfolio, the limited liability company that we invested in which owns the portfolio, entered into an option agreement that gives the seller the right to effect a put to sell two medical office buildings to the limited liability company between March 21, 2007 and June 21, 2007. During the same exercise period, the limited liability company will have the right to effect a call to buy the two medical office buildings. The purchase price will be equal to the net operating income of the two buildings (projected forward for twelve months, subject to adjustments) divided by a capitalization rate of 7.75%. No initial investment was required by the limited liability company, but we deposited $500,000 as collateral for the contract. If neither party exercises the option by the expiration of the agreement, the contract becomes null and void and the deposit will be returned to us. The deposit will be impounded by the seller if the limited liability company fails to purchase the buildings after the put option notice has been given.

The Pacific Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1.9 million into an escrow account to fund future tenant improvements and leasing commissions. At December 31, 2006 we had approximately $1.5 million deposited in this escrow, and we expect to fund approximately $300,000 during 2007. Additionally, we are required to deposit approximately $151,000 per year into an escrow account to fund capital expenditures. At December 31, 2006 our capital account escrow account balance was $409,000. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the Pacific Medical Office Portfolio.

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

In October 2006, we entered into a purchase contract to acquire a 100% ownership interest in 4001 North Norfleet Road, a 702,000 square-foot industrial building for approximately $37.3 million located in Kansas City, Missouri. The property is currently under construction and we expect to acquire the property once construction is completed during the first quarter of 2007. The building is subject to a 10-year lease to a musical instrument retailer and will be used as their Midwest distribution center. As of December 31, 2006, we had placed a $2.5 million non-revocable letter of credit deposit for the purchase of the property. In October 2006, we locked interest rate on a $24.2 million, ten-year, fixed-rate mortgage loan, interest-only for the first five years. The interest rate is set at 5.60% for the first six years after which it will be reset to a market rate for the final four years.

In November 2006, we entered into a purchase contract to acquire a 100% ownership interest in a 137,000 square-foot office building for approximately $39.0 million located in Calgary, Canada. The property is currently under construction. We expect to acquire the property once construction is completed during the third quarter of 2007. The building is 100% pre-leased to a number of engineering companies with leases expiring in five and ten years. In December 2006, we placed a $3.1 million non-revocable letter of credit deposit for the purchase of the property.

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

In September 2005, the EITF reached a consensus on EITF 04-5: “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. A general partner is assumed to control the limited partnership unless the limited partners have substantive kick-out rights or substantive participation rights. The consensus applies to new and modified agreements as of September 29, 2005 and applies to existing agreements beginning January 1, 2006. EITF 04-5 has not had, and we do not expect EITF 04-5 to have a significant impact on our consolidated financial statements.

In July 2005, the FASB issued FASB Staff Position (“FSP”) SOP 78-9-1: “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” This FSP eliminates the concept of “important rights” in paragraph .09 of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This FSP also amends paragraph .07 of SOP 78-9 to be consistent with revised paragraph .09. The Board believes that the effect of the rights held by minority partners on the assessment of control, and therefore consolidation, of a general partnership should be the same as the evaluation of limited partners’ rights in a limited partnership. The consensus applies to new and modified agreements as of September 29, 2005 and applies to existing agreements beginning January 1, 2006. FSP SOP 78-9-1 has not had, and we do not expect FSP SOP 78-9-1 to have a significant impact on our consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6: “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”. This FSP addresses how reporting entities should determine the variability to be considered in applying FIN 46(R), which will affect calculations of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 applies prospectively to all variable interest entities beginning the first day of the first reporting period after September 15, 2006. We have disclosed the Pacific Medical Office Portfolio as a variable interest entity. We expect FSP FIN 46(R)-6 will be considered in future considerations of variable interest entities.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. We do not expect FIN 48 to have a significant impact on our consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective to annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The adoption of SAB 108 on December 31, 2006 did not have a material effect on our consolidated financial statements.

The Proposed Statement of Position (the “SOP”) on the Clarification of the Scope of the Audit and Accounting Guide Audits of Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies is expected to be issued during the first quarter of 2007 and will be effective for fiscal years beginning on or after December 15, 2007. The proposed SOP provides guidance about which entities are included within the scope of the Audit and Accounting Guide Audits of Investment Companies (the “Guide”). We are currently evaluating the potential impact of the proposed SOP and the Guide on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

NOTE 12—DISTRIBUTIONS PAYABLE

On December 18, 2006, our Board of Directors declared a $1.75 per share distribution to Stockholders of record as of December 29, 2006 payable on February 2, 2007.

NOTE 13—PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma financial information has been presented as a result of acquisitions made during 2005 and 2006. In our opinion, all significant adjustments necessary for a fair presentation of the pro forma financial information for the period have been included. The pro forma information related to results of operations for the years ended December 31, 2006 and 2005 includes adjustments for the acquisition of Metropolitan Park North, Stirling Slidell Shopping Centre and 9800 South Meridian that occurred during 2006, as if such acquisition had occurred on January 1, 2006. The pro forma information related to results of operations for the year ended December 31, 2005 includes adjustments for the acquisitions made during 2005 and 2006 as if such acquisitions had been made on January 1, 2005. The 2005 acquisitions include Georgia Door Sales Distribution Center, 111 Sutter Street, 105 Kendall Park Lane, Waipio Shopping Center, Marketplace at Northglenn and the Pacific Medical Office Portfolio. The pro forma financial information is based upon historical financial information and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred on January 1, 2006 or January 1, 2005, or to project results for any future period.

	2006	2005
Total revenue	$56,617,118	$53,554,464
Net Income (loss)	$(8,291,247)	$(8,682,900)
Income (loss) per share-basic and diluted	$(3.13)	$(3.28)

NOTE 14—QUARTERLY FINANCIAL INFORMATION

EXCELSIOR LASALLE PROPERTY FUND, INC.

QUARTERLY FINANCIAL INFORMATION

(UNAUDITED)

	Three Months Ended March 31, 2006	Three Months Ended June 30, 2006	Three Months Ended September 30, 2006	Three Months Ended December 31, 2006
Total revenues	$11,351,882	$12,925,669	$13,089,423	$13,738,445
Operating income	2,606,477	2,539,189	2,323,715	2,126,409
Net loss	(1,132,716)	(2,106,881)	(1,816,487)	(1,706,920)
Loss per share-basic and diluted	$(0.56)	$(0.92)	$(0.75)	$(0.65)

Weighted average common stock outstanding-basic and diluted	2,014,345	2,280,528	2,427,099	2,638,390

	Three Months Ended March 31, 2005	Three Months Ended June 30, 2005	Three Months Ended September 30, 2005	Three Months Ended December 31, 2005
Total revenues	$2,977,302	$3,100,703	$3,889,532	$5,035,530
Operating income	1,249,484	882,595	1,157,986	1,079,174
Net income (loss)	575,102	(267,398)	212,587	(497,075)
Income (loss) per share-basic and diluted	$0.61	$(0.25)	$0.16	$(0.28)

Weighted average common stock outstanding-basic and diluted	936,100	1,066,873	1,345,983	1,757,809

All significant fluctuations between the quarters are attributable to acquisitions made by us during 2005 and 2006.

NOTE 15—SUBSEQUENT EVENTS

On January 10, 2007, the Fund borrowed an additional $1.0 million on the Havertys Furniture construction loan.

On January 10, 2007, the tenant at 25850 S. Ridgeland (formerly referred to as TNT Logistics) assigned its lease to Michelin North America, Inc. as allowed under the terms of the lease.

On January 30, 2007, we received our full preferred return payment of approximately $1.3 million from Legacy Village.

In February 2007, we entered into a contract to acquire a 90% interest in 18922 Forge Drive, a 91,200 square-foot, multi-tenant office building located in Cupertino, California. The purchase price for our 90% interest is approximately $22.9 million. On February 15, 2007, we acquired the property using a $19.1 million fixed-rate mortgage loan, maturing in 2014 at 6.24%, the remaining purchase price for our 90% interest was funded by cash on hand. In February 2012, the mortgage loan will convert from fixed-rate to variable-rate at LIBOR plus 1.45%.

On February 21, 2007, we entered into a new $60.0 million line of credit agreement, replacing the existing $30.0 million line of credit agreement, to cover short-term capital needs for acquisitions and operations, which can be expanded to $70.0 million now that the Fund’s NAV exceeds $300 million, subject to certain financial covenants. The line of credit expires in two years. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%.

On February 16, 2007, we sold 374,377 shares of Common Stock for $43.1 million. Proceeds of the sale were invested in a money market account and will be used for future acquisitions.

On February 27, 2007, we acquired 4001 North Norfleet Road in Kansas City, Missouri, a 702,000 square-foot industrial building for approximately $37.3 million, funded with a $24.2 million, ten-year, fixed-rate mortgage loan, interest-only for the first five years. The interest rate is set at 5.60% for the first six years after which it will be reset to a market rate for the final four years. The remaining purchase price was funded with cash on hand.

In February 2007, we entered into a purchase contract to acquire a 100% interest in two single tenant office buildings totaling 141,000 square-feet located in St. Charles, Missouri for approximately $28.2 million. One of the buildings is currently under construction. The acquisition will include our assumption of an approximate $7.4 million, fixed-rate mortgage loan, maturing in February 2015 at 6.05%.

On March 8, 2007, we committed to and locked the interest rate on an $11.1 million, ten-year mortgage loan, interest-only for the first three years which will be secured by one of the two single-tenant office buildings located in St. Charles, Missouri. The interest rate is set at 5.60% for the first six years after which it will be reset to a market rate for the final four years.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2006

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
		Land	Building and Equipment	Building and Equipment	Carrying Costs	Land	Building and Equipment	Total
Consolidated Properties:
Monument IV at Worldgate—Herndon, VA, Office	$37,875,214	$5,185,895	$57,013,016	$28,564	—	$5,185,895	$57,041,580	$62,227,475
Havertys Furniture—Braselton, GA, Industrial	28,150,370	100	17,474,370	10,969,874	—	100	28,444,244	28,444,344
Hagemeyer Distribution Center—Auburn, GA, Industrial	6,500,000	100	6,203,493	—	—	100	6,203,493	6,203,593
25850 S Ridgeland—Monee, IL, Industrial	16,700,000	4,300,000	14,002,927	565,785	—	4,300,000	14,568,712	18,868,712
Georgia Door Sales Distribution Center—Austell, GA, Industrial	5,400,000	1,650,870	5,569,801	—	—	1,650,870	5,569,801	7,220,671
105 Kendall Park Lane—Atlanta, GA, Industrial	13,000,000	2,655,900	12,835,751	—	—	2,655,900	12,835,751	15,491,651
Waipio Shopping Center—Waipahu, HI, Shopping Center	19,950,000	13,424,686	14,756,055	35,323	—	13,424,686	14,791,378	28,216,064
Marketplace at Northglenn—Northglenn, CO, Shopping Center	64,500,000	15,657,642	66,217,362	13,159	—	15,657,642	66,230,521	81,888,163
Pacific Medical Office Portfolio:
1500 S. Central Ave—Glendale, CA, Office	4,664,000	—	5,253,326	58,101	—	—	5,311,427	5,311,427
18350 Roscoe Blvd—Northridge, CA, Office	8,851,540	—	10,584,319	297,515	—	—	10,881,834	10,881,834
18546 Roscoe Blvd—Northridge, CA, Office	3,567,382	—	5,580,126	46,608	—	—	5,626,734	5,626,734
18460 Roscoe Blvd—Northridge, CA, Office	1,498,060	—	2,939,865	(31,395)	—	—	2,908,470	2,908,470
14600 Sherman Way—Van Nuys, CA, Office	5,820,000	—	6,347,647	41,847	—	—	6,389,494	6,389,494
14624 Sherman Way—Van Nuys, CA, Office	5,036,000	—	7,684,623	17,915	—	—	7,702,538	7,702,538
300 Old River Road—Bakersville, CA, Office	4,054,500	—	5,942,789	11,351	—	—	5,954,140	5,954,140
500 Old River Road—Bakersville, CA, Office	3,204,500	—	4,395,618	66,779	—	—	4,462,397	4,462,397
Marian Hancock Medical Building—Santa Maria, CA, Office	2,557,000	—	3,189,644	3,865	—	—	3,193,509	3,193,509
Marian Medical Plaza—Santa Maria, CA, Office	4,960,000	—	7,510,621	800,000	—	—	8,310,621	8,310,621
Chandler Medical Office Building—Chandler, AZ, Office	5,402,006	—	6,785,326	37,404	—	—	6,822,730	6,822,730
1501 N. Gilbert—Gilbert, AZ, Office	4,873,690	—	4,749,952	34,313	—	—	4,784,265	4,784,265
Atwatukee Foothills Health Center—Chandler, AZ, Office	5,583,771	—	5,345,097	30,857	—	—	5,375,954	5,375,954
Sun Lakes	4,083,713	—	3,017,285	2,501	—	—	3,019,786	3,019,786
500 West Thomas Road—Phoenix, AZ, Office	20,104,000	—	25,789,083	339,517	—	—	26,128,600	26,128,600
Metropolitan Park North—Seattle, WA, Office	61,000,000	10,900,000	64,006,369	6,608	—	10,900,000	64,012,977	74,912,977
Stirling Slidell Shopping Centre—Slidell, LA, Shopping Center	14,046,973	5,441,800	16,843,100	—	—	5,441,800	16,843,100	22,284,900
9800 South Meridian—Englewood, CO, Office	8,255,779	4,517,485	9,640,470	—	—	4,517,485	9,640,470	14,157,955

Total	$359,638,498	$63,734,478	$389,678,035	$13,376,491	$—	$63,734,478	$403,054,526	$466,789,004

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2006—(Continued)

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Consolidated Properties:
Monument IV at Worldgate—Herndon, VA, Office	$2,509,816	2001	8/27/2004	50 years
Havertys Furniture—Braselton, GA, Industrial	931,773	2002/2005	12/3/2004	50 years
Hagemeyer Distribution Center—Auburn, GA, Industrial	258,353	2001	12/3/2004	50 years
25850 S Ridgeland—Monee, IL, Industrial	568,589	2004	12/31/2004	50 years
Georgia Door Sales Distribution Center—Austell, GA, Industrial	213,814	1994/1996	2/10/2005	50 years
105 Kendall Park Lane—Atlanta, GA, Industrial	384,951	2002	6/30/2005	50 years
Waipio Shopping Center—Waipahu, HI, Shopping Center	523,235	1986/2005	8/1/2005	40 years
Marketplace at Northglenn—Northglenn, CO, Shopping Center	1,379,646	1999-2001	12/21/2005	50 years
Pacific Medical Office Portfolio:
1500 S. Central Ave—Glendale, CA, Office	136,799	1980	12/21/2005	40 years
18350 Roscoe Blvd—Northridge, CA, Office	288,788	1979	12/21/2005	40 years
18546 Roscoe Blvd—Northridge, CA, Office	149,762	1991	12/21/2005	40 years
18460 Roscoe Blvd—Northridge, CA, Office	75,704	1991	12/21/2005	40 years
14600 Sherman Way—Van Nuys, CA, Office	173,092	1991	12/21/2005	40 years
14624 Sherman Way—Van Nuys, CA, Office	202,996	1981	12/21/2005	40 years
300 Old River Road—Bakersville, CA, Office	155,007	1992	12/21/2005	40 years
500 Old River Road—Bakersville, CA, Office	116,354	1992	12/21/2005	40 years
Marian Hancock Medical Building—Santa Maria, CA, Office	83,339	1995	12/21/2005	40 years
Marian Medical Plaza—Santa Maria, CA, Office	255,581	1995	12/21/2005	40 years
Chandler Medical Office Building—Chandler, AZ, Office	178,072	1984	12/21/2005	40 years
1501 N. Gilbert—Gilbert, AZ, Office	126,698	1997	12/21/2005	40 years
Atwatukee Foothills Health Center—Chandler, AZ, Office	140,268	1994	12/21/2005	40 years
Sun Lakes	79,110	1996	12/21/2005	40 years
500 West Thomas Road— Phoenix, AZ, Office	682,363	1994	12/21/2005	40 years
Metropolitan Park North	960,182	2001	3/28/2006	50 years
Stirling Slidell Shopping Centre	28,072	2003	12/14/2006	50 years
9800 South Meridian	12,026	1994	12/26/2006	40 years

Total	$10,614,390

Reconciliation of Real Estate

Consolidated Properties	2006	2005	2004
Balance at beginning of year	$342,068,789	$104,241,113	$—
Additions	124,720,215	237,827,676	104,241,113
Reductions	—	—	—
Balance at close of year	466,789,004	342,068,789	104,241,113

Reconciliation of Accumulated Depreciation

Consolidated Properties	2006	2005	2004
Balance at beginning of year	$2,710,200	$266,891	$—
Additions	7,904,190	2,443,309	266,891
Reductions	—	—	—
Balance at close of year	10,614,390	2,710,200	266,891

LEGACY VILLAGE INVESTORS, LLC

BALANCE SHEET

AS OF DECEMBER 31, 2006 (UNAUDITED)

2006
ASSETS
REAL ESTATE ASSETS—Net	$111,594,771
CASH	1,409,811
RESTRICTED CASH	670,347
ESCROW DEPOSITS	1,905,272
ACCOUNTS RECEIVABLE, Net of allowance of $440,735	1,177,644
DEFERRED RENTAL INCOME RECEIVABLE	1,982,568
DEFERRED LOAN AND LEASING COSTS, Net of amortization of $1,178,591 in 2006	3,201,772
PREPAID EXPENSES	39,805

TOTAL	$121,981,990

LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Mortgages payable	$101,947,788
Accrued interest	477,880
Real estate taxes payable	3,416,802
Accounts payable and accrued expenses	1,076,188
Security deposits and prepaid rent	324,389
Members’ distributions payable	1,569,540
Capital leases payable	331,147

Total liabilities	109,143,734

COMMITMENTS AND CONTINGENCIES (Note 11)
MEMBERS’ EQUITY	12,838,256

TOTAL	$121,981,990

See notes to financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006 (UNAUDITED)

2006
REVENUES:
Rental income	$12,436,550
Lease termination fees	528,002
Recoverable tenant income	6,203,376
Other property related income	862

Total revenue	19,168,790

OPERATING EXPENSES:
Property operating expenses	3,260,955
Management fees	741,268
Real estate taxes	3,417,736
General and administrative expenses	447,439
Depreciation and amortization	4,469,369

Total operating expenses	12,336,767

OPERATING INCOME	6,832,023

OTHER INCOME (EXPENSE):
Interest income	65,770
Other income	2,194
Interest expense	(5,925,982)

Total other income (expense)	(5,858,018)

NET INCOME	$974,005

See notes to financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENT OF MEMBERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006 (UNAUDITED)

	Legacy Village Partners LLC (Managing Member / Class A Member)	Legacy Village Holdings LLC (Class B Member)	National Electrical Benefit Fund (Class A Member)	The Northern Ohio Building and Construction Trades Real Estate Investment Group Trust (Class A Member)	Total
BALANCE—January 1, 2006	4,011,735	4,695,937	4,357,391	187,907	13,252,970
Capital contributions	633,923	138,175	607,418	26,503	1,406,019
Receivables from Members	(554,435)		(531,259)	(23,175)	(1,108,869)
Distribution—preferred return		(1,454,248)			(1,454,248)
Distributions	(49,566)	(107,704)	(71,253)	(3,098)	(231,621)
Net income	(554,435)	2,082,874	(531,259)	(23,175)	974,005

BALANCE—December 31, 2006	$3,487,222	$5,355,034	$3,831,038	$164,962	$12,838,256

Ownership percentage	26.75%	46.50%	25.63%	1.12%	100.00%

See notes to financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006 (UNAUDITED)

2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$974,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,908,370
Amortization	658,165
Deferred rent	(867,246)
Changes in other operating accounts:
Accounts receivable	242,526
Accounts payable and accrued expenses	(451,850)
Other assets and liabilities—net	71,461

Net cash provided by operating activities	4,535,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(219,270)
Additions to deferred leasing costs	(57,374)
Change in restricted cash	(591,962)
Change in escrow account	(466,587)

Net cash used in investing activities	(1,335,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages payable	(2,251,849)
Principal payments on capital lease obligations	(114,961)
Distributions	(855,387)

Net cash used in financing activities	(3,222,197)

NET DECREASE IN CASH	(21,958)
CASH—Beginning of year	1,431,769

CASH—End of year	$1,409,811

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Interest paid	$5,839,372

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to real estate assets	$(181,235)
Additions to deferred leasing costs	(115,915)
Contributions Receivable	(1,108,869)
Contributions	1,108,869
Distributions to member	(830,482)
Increase in distribution payable	830,482

Total	$—

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2006 (UNAUDITED)

1.	ORGANIZATION

Legacy Village Investors, LLC (the “Company”) was formed as a limited liability company under the laws of the State of Delaware on May 24, 2004, and amended on August 25, 2004, to own and operate a shopping center known as Legacy Village (the “Project”). On August 25, 2004, Legacy Village Holdings LLC, which is owned by Excelsior LaSalle Property Fund, Inc. (“Fund”), was admitted to the Company. The Project, which opened on October 25, 2003, contains approximately 595,000 square feet and is located in Lyndhurst, Ohio.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying financial statements are prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America.

Depreciation and Amortization—Land and building was recorded at its net book value to the Managing Member as of the date the property was contributed to the Company. Additions to the building are carried at cost. Depreciation is provided for amounts sufficient to relate the value of depreciable assets to operations over their estimated service lives by use of the straight-line method for financial reporting purposes. Useful lives are as follows:

Building and building and land improvements	16–40 years
Tenant allowances	Life of lease
Equipment and capitalized leases	6–10 years

Impairment of Real Estate Assets—Real estate assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value as prescribed by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). To the extent an impairment has occurred, the excess of carrying value of the asset over its estimated fair value will be charged to operations. The assets are not believed to be impaired as of December 31, 2006.

Revenue Recognition—Fixed minimum base rents are recorded on a straight-line basis over the life of the lease and reimbursements are recorded on an accrual basis. Lease termination income is recognized when earned and collected. Accounts receivable include billed and unbilled receivables. Unbilled receivables consist of tenant charges of $106,745 at December 31, 2006. The excess of minimum base rents recognized on a straight-line basis over the amounts currently billable are $1,982,568 as of December 31, 2006 and are recorded as deferred rental income receivable. Reimbursements and recoveries from tenants for certain operating expenses and real estate taxes are recognized in the period the applicable costs are incurred.

Cash and Cash Equivalents—Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less.

Restricted Cash—A replacement reserve for capital expenditures has been established and provides for an amount of cash based on $0.10 per square foot of gross leasable area, to be deposited each year to fund future expenditures. During 2006, $528,002 of lease termination fees were received and deposited into the restricted cash account to cover future costs to be incurred to release the space.

Deferred Loan Costs—These costs represent the costs of obtaining financing and are amortized over the term of the loan.

Deferred Leasing Costs—These costs represent the costs of leasing the shopping center and are amortized over the lives of the related leases.

Income Taxes—No provision has been made for federal and state income taxes since these taxes are the responsibility of the members.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	RELATED-PARTY TRANSACTIONS

The Company entered into a management agreement with First Interstate Properties, Ltd. (“FIP”), an affiliate of the Managing Member, on August 25, 2004, to provide property management services for the Project. The term of the management agreement is 10 years commencing August 25, 2004, and may be terminated as set forth in the management agreement. FIP receives 4% of gross monthly collections. Management fees incurred were $741,268 in 2006. Accrued management fees were $25,875 as of December 31, 2006.

The Company leases office space to an affiliate, of the Managing Member, under an operating lease which expires in March 2019. Rental income totaled $362,102 in 2006. Total annual minimum rental payments range from $304,000 to $446,500 through 2019.

The Company is provided a variety of other services by affiliated entities, of the Managing Member, including marketing, administrative, office, legal, and construction management. Fees for these services are based on hourly rates for actual hours worked by employees of the affiliates and costs incurred. Total amounts paid for these services were $528,966 in 2006.

The Company is provided leasing services by a company owned by an affiliate. Lease commissions charged range from $1.50 per square foot to $3.00 per square foot for anchor tenant leases of 20,000 square feet or more, 5% of fixed rents limited to 10 years for tenant leases of less than the 20,000 square feet, and 7% of ground leases up to 10 years. Lease commissions paid were $98,179 in 2006.

The amount due to affiliate, which was repaid in 2006, was comprised of the funds due to the Managing Member, which was predominately related to the assumption of the tenant accounts receivable from the Managing Member.

4.	REAL ESTATE ASSETS

Real estate assets at cost at December 31, 2006 consist of the following:

2006
Land	$23,371,768
Building and building and land improvements	95,753,636
Tenant improvements	101,920
Equipment	614,815
Personal property	887,320

Total	120,729,459

Less accumulated depreciation	(9,134,688)

Total real estate assets—net	$111,594,771

5.	MORTGAGE NOTES PAYABLE

The nonrecourse mortgage notes are collateralized by the mall facilities and assignment of all leases. The terms of the mortgage notes are summarized as follows:

Mortgagee	Morgan Stanley Mortgage Capital, Inc.	Morgan Stanley Mortgage Capital, Inc.	Total
Original date	December 4, 2003	December 23, 2004
Maturity	January 1, 2014	January 1, 2014
Original amount (a)	$98,000,000(b)	$10,000,000	$108,000,000
Present balance	92,318,019	9,629,769	101,947,788
Monthly payment	600,144	62,157
Interest rate	5.625%	5.625%

(a)	On August 25, 2004, an Assignment and Assumption Agreement was executed whereby the Company assumed the obligations as the new borrower and the Managing Member assigned its rights as the old borrower for the $98 million mortgage note extended by Teachers Insurance and Guaranty Association (“TIAA”). The mortgage note payable matures on January 1, 2014, at which time a final payment of $73,949,189 is due. The note was sold by TIAA to Morgan Stanley Mortgage Capital, Inc. on December 22, 2006.
(b)	On December 23, 2004, the Company executed a mortgage note payable to TIAA for $10 million. The mortgage note payable matures on January 1, 2014, at which time a final payment of $7,857,693 is due. The note payable was sold by TIAA to Morgan Stanley Mortgage Capital, Inc. on December 22, 2006.

The mortgages are secured by a lien on the real property and an assignment of rents and leases. The mortgages have a prepayment penalty as defined in the promissory note. Additionally, affiliates of the Managing Member have a guarantee to reimburse mortgagee for certain liabilities (as defined) that may occur in the event of foreclosure. Pursuant to the provisions of the $98,000,000 note, amounts required to fund real estate taxes are being deposited into an interest-bearing escrow account. Interest expense includes deferred loan fee amortization of $97,166 in 2006. Interest on capital lease obligations was $35,609 in 2006.

Aggregate annual maturities of the mortgages payable over each of the next five years and thereafter as of December 31, 2006, will be as follows:

Years Ended December 31
2007	$2,381,829
2008	2,519,315
2009	2,664,739
2010	2,818,556
2011	2,981,252
Thereafter	88,582,097

Total	$101,947,788

6.	MEMBERS’ EQUITY

The Class B Member was entitled to receive a 7.5% preferred return on their share of the Project value as defined in the Operating Agreement. The preferred return was for a two year stated period and ended on August 25, 2006. Effective August 26, 2006, distributions are based on the members’ ownership percentages, subject to certain adjustments as defined in the Operating Agreement. At December 31, 2006, the cumulative preferred return was $1,454,247 of which $200,000 was paid. The balance due of $1,254,247 is recorded as a distribution payable at December 31, 2006, and was paid in January 2007.

Capital contributions of $297,150 during 2006 represent an additional funding requirement (not to exceed $500,000) for construction costs committed under leases subsequent to the date the Center was contributed, in excess of the contributed construction escrow account discussed above. The costs and related contribution represent non-cash contributions. Contributions have been allocated in accordance with the ownership percentages as defined in the Operating Agreement.

Receivable from Members as of December 31, 2006 of $1,108, 869 represents the Managing Member’s guarantee to fund on behalf of the Class A Members, the Class B Member’s preferred return, as defined in the Operating Agreement. The preferred return was required to be funded by the Managing Member 30 days subsequent to December 31, 2006 if distributable cash flow, as defined in the Operating Agreement, was not sufficient. As stated above, the Managing Member paid $1,108,869 on January 30, 2007 to the Class B Member as distributable cash flow was not sufficient to fund the preferred return.

Pursuant to the Operating Agreement, cash distributions shall be determined at the end of each quarter. Distributable cash shall be paid to the members within twenty (20) days, after each quarter in accordance with the allocation provisions as set forth in the Operating Agreement. Distributions payable at December 31, 2006 were $315,291 and were paid in January 2007. In January 2007, distributions payable at December 31, 2006 of $231,621 were paid, the difference of $83,671 representing distributions payable related to excess refinancing proceeds in a prior year

7.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash, restricted cash, and security deposit balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by the bank per account. The uninsured portion of these cash balances held by the bank at December 31, 2006 was $1,854,250.

8.	LEASING ARRANGEMENTS

Capital Leases—The Company leases various vehicles and equipment used in the repair, maintenance, and retail leasing of the shopping center under capital leases. The economic substance of the leases are that the Company is financing the acquisition of the assets through the lease, and accordingly it is recorded in the Company’s assets and liabilities. The lease agreements each contain a bargain purchase option at the end of the lease.

Minimum future payments required under the leases together with their present value as of December 31, 2006, are as follows:

Years Ended December 31
2007	$149,714
2008	134,063
2009	75,979
2010	2,794

Total minimum lease payments	362,550

Less amount representing interest	31,403

Present value of minimum lease payments	$331,147

The Company’s operations consist of leasing retail and office space in a lifestyle center. The leases are operating leases expiring in various years through 2044.

Minimum future rental income receivable pursuant to the noncancelable leases as of December 31, 2006, is as follows:

Years Ended December 31
2007	$11,535,327
2008	11,944,300
2009	11,875,692
2010	11,647,751
2011	11,497,570
Thereafter	97,272,649

Total	$155,773,289

9.	MAJOR TENANTS

As of December 31, 2006, three tenants, Expo Design Center, Dick’s Sporting Goods, and Giant Eagle, accounted for approximately 42.8 % of space and 27.3 % of rental income of the Company as follows:

	Space	Rental Income

Expo Design Center	15.50%	8.90%
Dick’s Sporting Goods	13.70	6.60
Giant Eagle	13.50	11.80

During August 2005, Expo Design Center closed its Legacy Village store. Expo Design Center is still required to pay full rent through 2044. The store closure triggered co-tenancy provisions in the leases of three tenants of the center, which reduced rental revenue by $501,774 for the year ended December 31, 2006, and could allow these tenants to terminate their leases early until the center’s occupancy reaches certain thresholds. The lease with Dick’s Sporting Goods was amended as a result of the co-tenancy and termination provision of their lease, whereby the monthly rent for Dick’s Sporting Goods was reduced to approximately one half of the amount of the original lease through 2014, at which time reverts back to the monthly rent which had been included in their original lease prior to its amendment.

Minimum future rental income receivable (included in the amounts in Note 7) pursuant to the leases for noncancelable leases as of December 31, 2006, from major tenants, is as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

Years Ended December 31
2007	$3,099,774
2008	3,099,774
2009	3,099,774
2010	3,099,774
2011	3,099,774
Thereafter	61,968,906

Total	$77,467,776

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Mortgage Notes Payable—The carrying value of the notes payable are a reasonable estimate of their fair value as the interest rate of 5.625% approximates the value that is currently available to the Company for debt with similar terms and remaining maturities.

*  *  *  *  *  *

INDEPENDENT AUDITORS’ REPORT

To the Members of

Legacy Village Investors, LLC:

We have audited the accompanying balance sheet of Legacy Village Investors, LLC (the “Company”) as of December 31, 2005, and the related statements of operations, members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Cleveland, Ohio

February 28, 2006

LEGACY VILLAGE INVESTORS, LLC

BALANCE SHEET

AS OF DECEMBER 31, 2005 AND 2004 (UNAUDITED)

	2005	2004
		(Unaudited)
ASSETS

ASSETS:
Real Estate Assets—net	$115,102,636	$117,325,235
Cash	1,431,769	1,144,172
Restricted cash	78,385	—
Escrow deposits	1,438,685	1,749,828
Accounts receivable (Net of allowance of $173,372 in 2005 and $0 (unaudited) in 2004)	1,420,170	1,102,941
Deferred rental income receivable	1,115,322	329,148
Deferred loan and leasing costs (net of accumulated amortization of $650,701 in 2005 and $147,812 (unaudited) in 2004)	3,566,255	3,990,042
Prepaid expenses	95,045	66,255

TOTAL	$124,248,267	$125,707,621

LIABILITIES AND MEMBERS’ EQUITY

LIABILITIES:
Mortgages payable	$104,199,637	$106,313,386
Accrued interest	488,436	463,026
Real estate taxes payable	3,418,158	1,422,168
Accounts payable and accrued expenses	763,147	406,804
Security deposits and prepaid rent	308,168	197,789
Members’ distributions payable	739,058	648,998
Capital leases payable	446,108	416,485
Due to affiliate	632,585	2,310,936

	110,995,297	112,179,592

COMMITMENTS AND CONTINGENCIES (Note 11)

MEMBERS’ EQUITY	13,252,970	13,528,029

TOTAL	$124,248,267	$125,707,621

See notes to financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE PERIOD

AUGUST 25, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004 (UNAUDITED)

	2005	2004
		(Unaudited)
REVENUES:
Rental income	$12,604,148	$4,456,535
Recoverable tenant income	6,225,034	1,719,589
Other property related income	11,344	11,488

	18,840,526	6,187,612

OPERATING EXPENSES:
Property operating expenses	3,639,469	1,543,267
Management fees	722,010	208,768
Real estate taxes	3,418,158	1,002,512
General and administrative expenses	207,640	28,305
Depreciation and amortization	4,439,441	1,438,303

	12,426,718	4,221,155

OPERATING INCOME	6,413,808	1,966,457

OTHER INCOME (EXPENSE):
Interest income	48,263	9,495
Other income	13,338	493
Interest expense	(6,053,827)	(1,953,089)

	(5,992,226)	(1,943,101)

NET INCOME	$421,582	$23,356

See notes to financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENT OF MEMBERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE PERIOD AUGUST 25, 2004

(INCEPTION) THROUGH DECEMBER 31, 2004 (UNAUDITED)

	Legacy Village Partners LLC (Managing Member / Class A Member)	Legacy Village Holdings LLC (Class B Member)	National Electrical Benefit Fund (Class A Member)	The Northern Ohio Building and Construction Trades Real Estate Investment Group Trust (Class A Member)	Total
August 25, 2004 (Inception)	$—	$—	$—	$—	$—
Capital contributions (Unaudited)	6,439,126	11,042,344	6,003,608	261,898	23,746,976
Special cash flow contributions (Unaudited)	107,000	186,000	102,520	4,480	400,000
Distributions—return of capital contributions (Unaudited)	(2,990,719)	(4,523,577)	(2,121,289)	(92,538)	(9,728,123)
Distribution—preferred return (Unaudited)	—	(914,180)	—	—	(914,180)
Net income (Unaudited)	—	23,356	—	—	23,356

BALANCE—December 31, 2004 (Unaudited)	3,555,407	5,813,943	3,984,839	173,840	13,528,029
Capital contributions	463,309	805,380	443,911	19,398	1,731,998
Distributions	(6,981)	(72,724)	(71,359)	(5,331)	(156,395)
Distribution—preferred return	—	(2,272,244)	—	—	(2,272,244)
Net income	—	421,582	—	—	421,582
BALANCE—December 31, 2005	$4,011,735	$4,695,937	$4,357,391	$187,907	$13,252,970

Ownership percentage	26.75%	46.50%	25.63%	1.12%	100.00%

See notes to financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD AUGUST 25, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004 (UNAUDITED)

	2005	2004
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$421,582	$23,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,907,717	1,318,601
Amortization	628,890	147,812
Deferred rent	(786,174)	(329,148)
Changes in other operating accounts:
Accounts receivable	(317,229)	(518,092)
Accounts payable and accrued expenses	725,786	791,254
Other assets and liabilities—net	81,589	107,793

Net cash provided by operating activities	4,662,161	1,541,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(1,547,303)	—
Additions to deferred leasing costs	(231,497)	—
Change in restricted cash	(78,385)	—
Change in escrow account	311,143	—

Net cash used in investing activities	(1,546,042)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage payable	—	10,000,000
Principal payments on mortgages payable	(2,113,749)	(623,376)
Principal payments on capital lease obligations	(108,192)	(38,846)
Contributions	1,731,998	400,000
Distributions	(2,338,579)	(9,993,305)
Financing fees paid	—	(141,877)

Net cash used in financing activities	(2,828,522)	(397,404)

NET INCREASE IN CASH	287,597	1,144,172
CASH—Beginning of year	1,144,172	—

CASH—End of year	$1,431,769	$1,144,172

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Interest paid	$5,931,251	$1,461,412

Taxes paid	$1,422,168	$—

See notes to financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENT OF CASH FLOWS—(Continued)

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD AUGUST 25, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004 (UNAUDITED)

	2005	2004
		(Unaudited)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate:
Land	$—	$(23,371,768)
Building	—	(67,841,504)
Land improvements	—	(26,194,212)
Personal property	—	(781,021)
Financing fees	—	(759,016)
Lease acquisitions costs	—	(3,236,961)
Assumption of mortgage	—	96,936,762
Assumption of real estate tax liability	—	1,500,744
Acquisition of tenant receivable	—	(561,108)
Increase in due to affiliate	—	561,108
Acquisition of escrows, net	—	(1,749,828)
Increase in due to affiliate	—	1,749,828

Capital contributions	$—	$(23,746,976)

Other:
Acquisition of equipment under capital leases	$137,815	$(455,331)
Increase in capital lease payable	(137,815)	455,331
Distributions to member	(90,000)	(648,998)
Increase in distributions payable	90,000	648,998

Total	$—	$—

See notes to financial statements.

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD AUGUST 25, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004 (UNAUDITED)

1. ORGANIZATION

Legacy Village Investors, LLC (the “Company”) was formed as a limited liability company under the laws of the State of Delaware on May 24, 2004, and amended on August 25, 2004 to own and operate a shopping center known as Legacy Village (the “Project”). On August 25, 2004, Legacy Village Holdings LLC, which is owned by Excelsior LaSalle Property Fund, Inc. (“Fund”), was admitted to the Company. The Project, which opened on October 24, 2003, contains approximately 595,000 square feet and is located in Lyndhurst, Ohio.

On August 25, 2004, Legacy Village shopping center (“Center”) was contributed to the Company by the Managing Member.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Depreciation and Amortization—Land and building is carried at its net book value to the Managing Member as of the date the property was contributed to the Company. Additions to the building are carried at cost. Depreciation is provided for in amounts sufficient to relate the value of depreciable assets to operations over their estimated service lives by use of the straight-line method for financial reporting purposes. Useful lives are as follows:

Building and building and land improvements	16–40 years
Tenant allowances	Life of lease
Equipment and capitalized leases	6–10 years

Impairment of Real Estate Assets—Real estate assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”). To the extent an impairment has occurred, the excess of carrying value of the asset over its estimated fair value will be charged to operations. At December 31, 2005, there was no impairment.

Revenue Recognition—Fixed minimum base rents are recorded on a straight-line basis over the life of the lease and reimbursements are recorded on an accrual basis. Accounts receivable include billed and unbilled receivables. Unbilled receivables consist of tenant charges of $283,000 and $142,766 (unaudited) at December 31, 2005 and 2004, respectively. The excess of minimum base rents recognized on a straight-line basis over the amounts currently billable are $1,115,322 and $329,148 (unaudited), as of December 31, 2005 and 2004, respectively, and are recorded as deferred rental income receivable. Reimbursements and recoveries from tenants for certain operating expenses and real estate taxes are recognized in the period the applicable costs are incurred.

Deferred Loan Costs—These costs represent the costs of obtaining financing and are amortized over the term of the loan.

Deferred Leasing Costs—These costs represent the costs of leasing the shopping center and are amortized over the lives of the related leases.

Income Taxes—No provision has been made for federal and state income taxes since these taxes are the responsibility of the members.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. RELATED-PARTY TRANSACTIONS

The Company entered into a management agreement with First Interstate Properties, Ltd. (“FIP”), an affiliate of the Managing Member, on August 25, 2004, to provide property management services for the Project. The term of the management agreement is 10 years commencing August 25, 2004, and may be terminated as set forth in the management agreement. FIP receives 4% of gross monthly collections. Management fees incurred were $722,010 in 2005 and $208,768 (unaudited) for the period August 25, 2004 (inception) through December 31, 2004. Accrued management fees were $11,693 and $46,644 (unaudited) as of December 31, 2005 and 2004, respectively.

The Company leases office space to an affiliate under a noncancelable operating lease which expires in March 2019. Rental income totaled $344,800 in 2005 and $133,676 (unaudited) during the period August 25, 2004 (inception) through December 31, 2004. Total annual minimum rental payments range from $304,000 to $446,500 through 2019.

The Company is provided a variety of other services by affiliated entities including marketing, administrative, legal, and construction management. Fees for these services are based on hourly rates for actual hours worked by employees of the affiliates and costs incurred. Total amounts charges for these services were $848,928 in 2005 and $161,442 (unaudited) for the period August 25, 2004 (inception) through December 31, 2004.

Due to affiliate is comprised of the funds due to the Managing Member, which is predominately related to the assumption of the tenant accounts receivable from the Management Member in the amounts of $632,585 and $561,108 (unaudited) as of December 31, 2005 and 2004, respectively. In addition, the amount due to affiliate as of December 31, 2004, includes tenant improvement escrows, as described in Note 5.

4. REAL ESTATE ASSETS

Real estate assets at cost consist of the following:

	2005	2004
		(Unaudited)
Land	$23,371,768	$23,371,768
Building and building and land improvements	95,455,051	94,035,716
Equipment	614,815	455,331
Personal property	887,320	781,021

	120,328,954	118,643,836
Less accumulated depreciation	(5,226,318)	(1,318,601)

	$115,102,636	$117,325,235

5. MORTGAGE NOTES PAYABLE

The non-recourse mortgage notes are collateralized by the mall facilities and assignment of all leases. The terms of the mortgage notes are summarized as follows:

Mortgagee	TIAA Tranche #1		TIAA Tranche #2	Total
Original date	December 4, 2003		December 23, 2004
Maturity	January 1, 2014		January 1, 2014
Original amount (a)	$98,000,000	(b)	$10,000,000	$108,000,000
Present balance	94,371,747		9,827,890	104,199,637
Monthly payment	600,144		62,157
Interest rate	5.625%		5.625%

(a)	On August 25, 2004, an Assignment and Assumption Agreement was executed whereby the Company assumed the obligations as the new borrower and the Managing Member assigned its rights as the old borrower for the $98 million mortgage note payable to Teachers Insurance and Guaranty Association (“TIAA”). The mortgage note payable matures on January 1, 2014, at which time a final payment of $73,949,189 is due.
(b)	On December 23, 2004, the Company executed a mortgage note payable to TIAA for $10 million. The mortgage note payable matures on January 1, 2014, at which time a final payment of $7,857,693 is due.

The mortgages are secured by a lien on the real property and an assignment of rents and leases. The mortgages have a prepayment penalty as defined in the promissory note. Additionally, affiliates of the Managing Member have a guarantee to reimburse TIAA for certain liabilities (as defined) that may occur in the event of foreclosure. Interest paid was $5,891,666 for the year ended December 31, 2005 and $1,461,412 (unaudited) for the period August 25, 2004 (inception) through December 31, 2004. Interest expense includes deferred loan fee amortization of $97,166 in 2005 and $28,112 (unaudited) for the period August 25, 2004 (inception) through December 31, 2004. Interest on capital lease obligations was $39,585 in 2005 and $0 (unaudited) for the period ended December 31, 2004.

Upon closing of the original mortgage, escrow accounts were established to disburse monies for tenant allowances and commissions. These escrows were assumed by the Company upon the execution of the Assignment and Assumption Agreement and an equal amount was recorded as a liability to the Managing Member and is included in due to affiliate. As the work is completed, the funds are drawn from the escrows and paid to the Managing Member. Total escrows held by the lender were $0 and $1,749,828 (unaudited) at December 31, 2005 and 2004, respectively.

During 2005, pursuant to the provisions of the $98,000,000 note, real estate taxes are being deposited into an interest-bearing escrow account.

Aggregate annual maturities of the mortgage payable over each of the next five years and thereafter as of December 31, 2005, will be as follows:

Year Ended December 31
2006	$2,251,846
2007	2,381,829
2008	2,519,315
2009	2,664,739
2010	2,570,568
Thereafter	91,811,340

$104,199,637

6. MEMBERS’ EQUITY

The Class B Member is entitled to receive a 7.5% preferred return on their share of the Project value as defined in the Operating Agreement. As of December 31, 2005, the cumulative preferred return was $3,186,423 of which $2,531,038 was paid. The balance due of $655,385 is recorded as a distribution payable at December 31, 2005, which was paid in January 2006.

Capital contributions during 2005 represent project construction costs committed under leases as of the date the Center was contributed to the Company, and were escrowed and funded by Legacy Village Partners, LLC, a member. Contributions have been allocated in accordance with the ownership percentages as defined in the Operating Agreement.

Pursuant to the Operating Agreement, cash distributions shall be determined at the end of each quarter. Distributable cash shall be paid to the members within twenty (20) days, after each quarter in accordance with the allocation provisions as set forth in the Operating Agreement. Distributions payable at December 31, 2005 consist of a $655,385 payable in the Class B Member for their preferred return and $83,673 of excess refinancing proceeds payable to the Class A Members.

As of December 31, 2004, distributions of $9,993,305 (unaudited) were paid, of which $265,182 (unaudited) was distributed from operations as a preferred return and $9,728,123 (unaudited) was from the finance proceeds received in December 2004 as a return of capital. As of December 31, 2004, $648,998 (unaudited) is payable to the Class B member as a preferred return.

7. CONCENTRATION OF CREDIT RISK

The Company maintains its cash, restricted cash, and security deposit balances in one bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by the bank per account. The uninsured portion of these cash balances held by the bank at December 31, 2005, was $1,305,813 and $1,133,923 (unaudited) at December 31, 2005 and 2004, respectively.

8. LEASING ARRANGEMENTS

Capital leases—The Company leases various vehicles and equipment used in the repair, maintenance, and retail leasing of the shopping center under capital leases. The economic substance of the leases are that the Company is financing the acquisition of the assets through the lease, and accordingly it is recorded in the Company’s assets and liabilities. The lease agreements each contain a bargain purchase option at the end of the lease.

Minimum future payments required under the leases together with their present value as of December 31, 2005, are as follows:

Year Ended December 31
2006	$150,571
2007	149,714
2008	134,063
2009	75,979
2010	2,794

Total minimum lease payments	513,121
Less amount representing interest	67,013

Present value of minimum lease payments	$446,108

The Company’s operations consist of leasing retail and office space in a lifestyle center. The leases are operating leases expiring in various years through 2044.

Minimum future rental income receivable pursuant to the noncancelable leases as of December 31, 2005, is as follows:

Year Ended December 31
2006	$10,832,451
2007	11,011,383
2008	11,076,261
2009	10,843,049
2010	10,584,585
Thereafter	96,936,096

$151,283,825

9. MAJOR TENANTS

As of December 31, 2005, three tenants, Expo Design Center, Dick’s Sporting Goods, and Giant Eagle, accounted for approximately 42.7% of space and 28.9% of rental income of the Company as follows.

	Space	Rental Income
Expo Design Center	15.5%	8.9%
Dick’s Sporting Goods	13.7%	8.1%
Giant Eagle	13.5%	11.9%

During August 2005, Expo Design Center closed its Legacy Village store. Expo Design Center is still required to pay full rent through 2044. The store closure triggered co-tenancy provisions in the leases of two tenants of the center, which reduced rent revenue as of December 31, 2005 in the amount of $310,635 and could allow these tenants to terminate their leases early until the center’s occupancy reaches certain thresholds.

Minimum future rental income receivable (included in the amounts in Note 7) pursuant to the leases for noncancelable leases as of December 31, 2005, from major tenants, is as follows:

Year Ended December 31
2006	$2,446,534
2007	2,446,534
2008	2,446,534
2009	2,446,534
2010	2,446,534
Thereafter	56,354,503

$68,587,173

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Mortgage notes payable—The carrying value of the notes payable are a reasonable estimate of their fair value as the interest rate of 5.625% approximates the value that is currently available to the Company for debt with similar terms and remaining maturities.

Cash, restricted cost, escrow deposits, accounts receivable, prepaid expenses, accounts payable and accrued expenses, security deposits and prepaid rent, capital leases payable and other liabilities—The carrying amounts of these items are a reasonable estimate of their fair values due to their short-term nature.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004 (unaudited). Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

11. COMMITMENTS AND CONTINGENCIES

Certain tenants are disputing the calculation of their common area maintenance and real estate tax participation, and the Company has been named as a defendant in two lawsuits in the ordinary course of business. Management cannot make a determination at this time as to the likelihood of an unfavorable outcome or an estimate of the amounts or ranges of potential losses which may result upon resolution of these items.

*   *   *   *   *   *

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

BALANCE SHEET

AS OF DECEMBER 31, 2006 (UNAUDITED)

2006
ASSETS

INVESTMENTS IN REAL ESTATE:
Land	$21,983,762
Building and building improvements	42,268,801
Tenant improvements	58,674

Total investments in real estate	64,311,237
Less accumulated depreciation	(1,845,370)

Investments in real estate—net	62,465,867
CASH AND CASH EQUIVALENTS	215,524
TENANT ACCOUNTS RECEIVABLE—Net	29,181
DEFERRED CHARGES—Net	736,639
ACQUIRED ABOVE-MARKET LEASES—Net	7,828,386
ACQUIRED IN-PLACE LEASES—Net	8,164,742
DEFERRED RENT RECEIVABLE	1,024,490
PREPAID EXPENSES AND OTHER ASSETS	155,744

TOTAL	$80,620,573

LIABILITIES AND MEMBERS’ CAPITAL

MORTGAGE NOTE	$56,000,000
ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES	785,575
SECURITY DEPOSITS	91,262
PREPAID RENTS	135,146
ACQUIRED BELOW-MARKET LEASES—Net	1,185,070
OTHER LIABILITIES	57,241

Total liabilities	58,254,294
MEMBERS’ CAPITAL	22,366,279

TOTAL	$80,620,573

See notes to financial statements.

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006 (UNAUDITED)

2006
REVENUES:
Rental	$9,288,308
Tenant reimbursements	760,628

Total revenues	10,048,936

OPERATING EXPENSES:
Real estate taxes	998,035
Property operating	2,878,543
General and administrative	367,623
Depreciation and amortization	3,072,333

Total operating expenses	7,316,534

OPERATING INCOME	2,732,402

OTHER INCOME (EXPENSE):
Interest expense	(3,182,203)
Other income	58,116

Total other expense	(3,124,087)

NET LOSS	$(391,685)

See notes to financial statements.

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

STATEMENT OF MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006 (UNAUDITED)

	ELPF / 111 Sutter Holdings, LLC	EPI Investors XII LLC	Total
MEMBERS’ CAPITAL—January 1, 2006	$22,463,358	$5,198,696	$27,662,054
Net loss	(313,348)	(78,337)	(391,685)
Distributions	(3,339,146)	(1,564,944)	(4,904,090)

MEMBERS’ CAPITAL—December 31, 2006	$18,810,864	$3,555,415	$22,366,279

See notes to financial statements.

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006 (UNAUDITED)

2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(391,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,059,017
Amortization of deferred costs	2,013,316
Amortization of intangible assets	1,775,702
Amortization of financing fees	57,403
Deferred rent receivable	(418,007)
Bad debt expense	(362)
Net changes in assets and liabilities:
Tenant accounts receivable	267,259
Prepaid expenses and other assets	(57,004)
Accounts payable, other accrued expenses, and security deposits	533,284
Other liabilities	4,289
Prepaid rent	(87,490)

Net cash provided by operating activities	4,755,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(162,075)
Leasing costs paid	(108,113)

Cash used in investing activities	(270,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members	(4,904,090)

Net cash used in financing activities	(4,904,090)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(418,556)
CASH AND CASH EQUIVALENTS—Beginning of period	634,080

CASH AND CASH EQUIVALENTS—End of period	$215,524

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Interest paid	$3,124,800

See notes to financial statements.

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2006 (UNAUDITED)

1.	ORGANIZATION

CEP Investors XII LLC, a Delaware limited liability company, (the “Company”) was formed on January 29, 1999, for the purpose of acquiring, managing, owning, leasing, and renovating a 22-story office building located at 111 Sutter Street, San Francisco, California (the “Property”). Until March 29, 2005, the members, EPI Investors XII LLC, a California limited liability company (“EPI”) and CFSC Capital Corp. LIV, a Delaware corporation (“CFSC”), held 1.88% and 98.12% interests, respectively.

On March 29, 2005, EPI and ELPF/111 Sutter Holdings, LLC, a Delaware limited liability company which is owned by Excelsior LaSalle Property Fund, Inc. (“Fund”) entered into a purchase agreement with CFSC to acquire 100% of CFSC’s interest in the Company. The Fund and EPI paid $24,645,510 and $2,975,046, respectively, and the Company paid $4,083,174 to CFSC resulting in a 100% acquisition of CFSC’s interest.

Simultaneously, the limited liability agreement was amended and restated with EPI and the Fund as the members of the Company with 20% and 80% membership interests, respectively. EPI remained the managing member.

The Company will remain in existence until terminated by written approval of the members, the sale or disposition of all assets, or judicial dissolution.

Member contributions, profits, losses, and cash distributions are allocated among the members in accordance with the LLC agreement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The financial statements are presented for the year ended December 31, 2006, which represents the period subsequent to the acquisition of CFSC’s partnership interest.

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include purchase price allocations, the realizability of accounts and deferred rent receivable, useful lives of property for purposes of determining depreciation expense, and assessments as to whether there is impairment in the value of long-lived assets. Actual results could differ from those estimates.

Reorganization—The acquisition of CFSC’s 98.12% member interest is accounted for utilizing the purchase method as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. All assets and liabilities have been stepped up to 98.12% of their fair value, using methodologies described below. The existing 1.88% member interest is carried at historical cost. The Company uses estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, building, and other identifiable asset and liability intangibles. The Company records land and building values using an as-if-vacant methodology. The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease. The Company amortizes the capitalized above-market lease values as a reduction of minimum rents over the remaining noncancelable terms of the respective leases. The Company amortizes the capitalized below-market lease values as an increase to rental revenues over the term of the respective leases. Should a tenant terminate its lease prior to the contractual expiration, the unamortized portion of the above-market and below-market in-place lease value is immediately charged to rental revenues.

The Company measures the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases and (2) the property valued as if vacant. The Company’s estimates of value are made using methods similar to those used by independent appraisers, primarily discounted cash flow analysis. Factors considered by the Company in its analysis include an estimate of carrying costs during the hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. The Company also considers information obtained about each property as a result of the prereorganization due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company includes estimates of lost rentals during the expected lease-up periods depending on specific local market conditions and costs to execute similar leases including leasing commissions, legal, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. The Company amortizes the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 3 to 15 years.

The Company allocated the purchase price to acquired intangible assets which include acquired in-place lease intangibles and acquired above-market in-place lease intangibles, which are reported net of accumulated amortization of $3,344,052 and $3,502,604 at December 31, 2006, respectively, in the accompanying balance sheet. The acquired intangible liabilities represent acquired below-market in-place leases which are reported net of accumulated amortization of $395,479 at December 31, 2006, in the accompanying balance sheet.

Cash and Cash Equivalents—The Company maintains a portion of its cash in bank deposit accounts, which, at times, may exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentration of credit risk. Cash equivalents include all cash and liquid investments with an initial maturity of three months or less.

Investments in Real Estate—Investments in real estate are recorded at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized at cost and depreciated over their estimated useful life.

Depreciation of the building and improvements is provided by the straight-line method over the useful life of 39 years. Tenant improvements are recorded at cost and depreciated by the straight-line method over the lesser of lives of the related leases, ranging from 5 to 15 years, or over the estimated useful life of the improvements.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount. There was no impairment loss recognized as of December 31, 2006.

Deferred Charges—Net—Deferred charges include deferred leasing commissions, lease incentive fees, and deferred loan costs. Deferred leasing commissions and leasing incentive fees are recorded at cost and amortized over the lives of the related leases. Deferred loan costs are recorded at cost and amortized on a basis which approximates the effective interest method over the term of the note payable. Accumulated amortization of deferred leasing commissions, lease incentive fees, and deferred loan costs was $28,783, $22,541, and $93,049, respectively, at December 31, 2006.

Revenue Recognition—Rental revenue is recognized using the straight-line method over the terms of the related lease agreements including free rent periods. Differences between rental revenue earned and amounts due under the respective lease agreements are credited or charged, as applicable, to deferred rent receivable. Rental payments received prior to their recognition as income are classified as prepaid rents. In addition, tenants are required to pay contingent rentals based on the Property’s operating expenses and/or other factors, and the Company recognizes such contingent rentals as tenant reimbursements revenue when earned. Tenants are billed for operating expenses in accordance with the related lease agreements.

Income Taxes—The Company is organized as a limited liability company and therefore is treated as a partnership for federal and state income tax purposes. The results of operations of the Company are included in the income tax returns of the members and, consequently, no provisions for income taxes have been made at the Company level.

Fair Value of Financial Instruments—The fair value of the Company’s financial instruments (including such items as cash and cash equivalents, accounts payable and other accrued expenses, security deposits, and prepaid rents) approximate their carrying or contract values based on their nature and terms. The carrying value of the Company’s note payable approximates fair value.

Asset Retirement Obligation—Certain areas of the Property contain asbestos. Although the asbestos is appropriately contained in accordance with current environmental regulations, the Company’s practice is to remediate the asbestos upon the renovation or redevelopment of the Property. Accordingly, the Company has determined that the Property meets the criteria for recording a liability and has recorded an asset retirement obligation aggregating $57,241 as of December 31, 2006, which is included in “Other Liabilities” in the accompanying balance sheet.

New Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. As of December 31, 2006, the Company does not believe the adoption of SFAS No. 157 will impact the financial statement amounts; however, additional disclosures may be required about the inputs used to develop the measurements and the effect of certain measurements on the results of operations.

3.	MORTGAGE NOTE

On May 30, 2000, the Company entered into a note payable agreement with Key Bank (“Key Note”). The maximum borrowing under the Key Note was $50,000,000 and was secured by the Property and all of the assets. The Key Note bore interest at LIBOR plus 2.25%. Interest was payable monthly. The amount outstanding at March 29, 2005 (date of reorganization), was $48,863,415. Principal and any unpaid interest were due on June 1, 2005.

On March 29, 2005 (date of reorganization), the Company entered into a bridge note payable with the Fund (“Bridge Loan”) for a maximum borrowing of $6,900,000. The Company borrowed $5,981,551 in conjunction with the redemption of the CFSC member interest. The Bridge Loan was secured by the Property and all of its assets and bore interest at 8.0%. Interest was payable monthly and all outstanding interest and principal was due April 1, 2006.

On June 17, 2005, the Company entered into a mortgage note agreement (“Mortgage Note”) for $56,000,000. The Company simultaneously repaid the interest payable and entire outstanding principal balance for both the Key Note and Bridge Loan. The Mortgage Note is secured by the Property and all of its assets and bears interest at a fixed rate of 5.58%. Interest-only payments of $260,400 are required for the first 60 months and interest and principal payments of $320,778 are required for the last 60 months. The Mortgage Note matures on July 1, 2015, and the Company may elect to prepay the entire principal balance, for a fee as defined in the Mortgage Note, beginning July 1, 2006. The Company was in compliance with all financial covenants under the Mortgage Note as of December 31, 2006.

Future minimum principal payments to be paid under the Mortgage Note extending past December 31, 2006, are as follows:

Years Ending December 31:
2010	$304,712
2011	760,805
Thereafter	54,934,483

Total	$56,000,000

4.	FUTURE MINIMUM LEASE PAYMENTS

Future minimum lease payments to be received under noncancelable operating leases extending past December 31, 2006, are as follows:

Years Ending December 31:
2007	$10,955,546
2008	10,822,723
2009	9,985,853
2010	6,990,659
2011	4,257,187
Thereafter	12,929,635

Total	$55,941,603

The building is 100% leased and occupied by 20 tenants at December 31, 2006, four of whom account for 65.9% of the total rental revenue.

5.	RELATED-PARTY TRANSACTIONS

Ellis Partners LLC (“EPL”), an affiliate of EPI, has been retained as the asset manager for the Company. As provided for in the management agreement, the Company is required to pay an annual asset management fee of $250,000. The first $150,000 of the fee is earned and payable in monthly installments of $12,500. The remaining $100,000 is earned in equal monthly installments and payable after the members have earned a cumulative 9% preferred return. Asset management fees of $250,000 were earned and paid during the year ended December 31, 2006, and are included in general and administrative expense in the accompanying statement of operations. The Company pays EPL a project management fee based on 4% of hard construction costs. EPL earned, and was paid, $8,313 for year ended December 31, 2006, which was capitalized and included in building and building improvements in the accompanying balance sheet.

*  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

CEP Investors XII LLC:

We have audited the accompanying balance sheet of CEP Investors XII LLC (a Delaware limited liability company) (the “Company”) as of December 31, 2005, and the related statements of operations, members’ capital, and cash flows for the period March 29, 2005 (date of reorganization) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of CEP Investors XII LLC as of December 31, 2005, and the results of its operations and its cash flows for the period March 29, 2005 (date of reorganization) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

San Francisco, California

March 15, 2006

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS
INVESTMENTS IN REAL ESTATE:
Land	$21,983,762
Building and building improvements	42,159,244
Tenant improvements	6,156

Total investments in real estate	64,149,162

Less accumulated depreciation	(786,353)

Investments in real estate—net	63,362,809

CASH AND CASH EQUIVALENTS	634,080
TENANT ACCOUNTS RECEIVABLE, Net of allowance of $362	296,078
DEFERRED CHARGES—NET	725,288
ACQUIRED ABOVE-MARKET LEASES—NET	9,830,076
ACQUIRED IN-PLACE LEASES—NET	10,138,699
DEFERRED RENT RECEIVABLE	606,483
PREPAID EXPENSES AND OTHER ASSETS	98,740

TOTAL	$85,692,253

LIABILITIES AND MEMBERS’ CAPITAL
MORTGAGE NOTE	$56,000,000
ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES	241,885
SECURITY DEPOSITS	101,668
PREPAID RENTS	222,636
ACQUIRED BELOW-MARKET LEASES—NET	1,411,058
OTHER LIABILITIES	52,952

TOTAL LIABILITIES	58,030,199

MEMBERS’ CAPITAL	27,662,054

TOTAL	$85,692,253

See notes to financial statements.

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

FOR THE PERIOD MARCH 29, 2005 (DATE OF REORGANIZATION)

THROUGH DECEMBER 31, 2005

REVENUES:
Rental	$6,576,291
Tenant reimbursements	728,700

Total revenues	7,304,991

OPERATING EXPENSES:
Real estate taxes	735,268
Property operating	2,228,558
General and administrative	250,535
Depreciation and amortization	2,168,492

Total operating expenses	5,382,853

OPERATING INCOME	1,922,138

OTHER INCOME (EXPENSE):
Interest expense	(2,294,089)
Other income	40,720

Total other income (expense)	(2,253,369)

NET LOSS	$(331,231)

See notes to financial statements.

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

STATEMENT OF MEMBERS’ CAPITAL

FOR THE PERIOD MARCH 29, 2005 (DATE OF REORGANIZATION)

THROUGH DECEMBER 31, 2005

	ELPF/111 Sutter Holdings, LLC	EPI Investors XII LLC	Total
MEMBERS’ CAPITAL—March 29, 2005 (date of reorganization)	$24,645,520	$5,992,711	$30,638,231
Net loss	(264,985)	(66,246)	(331,231)
Distributions	(1,917,177)	(727,769)	(2,644,946)

MEMBERS’ CAPITAL—December 31, 2005	$22,463,358	$5,198,696	$27,662,054

See notes to financial statements.

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

STATEMENT OF CASH FLOWS

FOR THE PERIOD MARCH 29, 2005 (DATE OF REORGANIZATION)

THROUGH DECEMBER 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(331,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,168,492
Amortization of intangible assets	1,331,423
Amortization of financing fees	33,687
Deferred rent receivable	(559,193)
Bad debt expense	362
Net changes in assets and liabilities:
Tenant accounts receivable	(296,440)
Prepaid expenses and other assets	211,444
Accounts payable and other accrued expenses	(244,564)
Prepaid rent	132,335

Net cash provided by operating activities	2,446,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(2,038,740)
Leasing costs paid	(74,794)

Net cash used in investing activities	(2,113,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage note	56,000,000
Proceeds from note payable	433,421
Repayment of note payable	(49,296,835)
Repayment of bridge loan	(5,981,551)
Payment of loan fees	(572,066)
Distributions to members	(2,644,946)

Net cash used in financing activities	(2,061,977)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,729,196)

CASH AND CASH EQUIVALENTS—Beginning of the period	$2,363,276

CASH AND CASH EQUIVALENTS—End of the period	$634,080

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Interest paid	$2,258,443

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued capital expenditures, beginning of period	$1,819,570

Asset retirement obligation	$52,952

See notes to financial statements.

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 29, 2005 (DATE OF REORGANIZATION)

THROUGH DECEMBER 31, 2005

1. ORGANIZATION

CEP Investors XII LLC, a Delaware limited liability company (the “Company”), was formed on January 29, 1999, for the purpose of acquiring, managing, owning, leasing, and renovating a 22-story office building located at 111 Sutter Street, San Francisco, California (the “Property”). The members, EPI Investors XII LLC, a California limited liability company (“EPI”) and CFSC Capital Corp. LIV, a Delaware corporation (“CFSC”), held 1.88% and 98.12% interests, respectively.

On March 29, 2005, EPI and ELPF/111 Sutter Holdings, LLC, a Delaware limited liability company which is owned by Excelsior LaSalle Property Fund, Inc. (“Fund”), entered into a purchase agreement with CFSC to acquire 100% of CFSC’s interest in the Company. The Fund and EPI paid $24,645,510 and $2,975,046, respectively and the Company paid $4,083,174 to CFSC resulting in a 100% acquisition of CFSC’s interest.

Simultaneously, the limited liability agreement was amended and restated with EPI and the Fund as the members of the Company with 20% and 80% membership interests, respectively. EPI remained the managing member.

The Company will remain in existence until terminated by written approval of the members, the sale or disposition of all assets, or judicial dissolution.

Member contributions, profits, losses, and cash distributions are allocated among the members in accordance with the LLC agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The financial statements are presented for the period March 29, 2005 (date of reorganization) through December 31, 2005, which represents the period subsequent to the acquisition of CFSC’s partnership interest.

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include purchase price allocations, the realizability of accounts and deferred rent receivable, useful lives of property for purposes of determining depreciation expense, and assessments as to whether there is impairment in the value of long-lived assets. Actual results could differ from those estimates.

Reorganization—The acquisition of CFSC’s 98.12% member interest is accounted for utilizing the purchase method as prescribed by Statement of Financial Accounting Standards (“SFAS”) 141 Business Combinations and SFAS 142 Goodwill and other Intangible Assets. All assets and liabilities have been stepped up to 98.12% of their fair value, using methodologies described below. The existing 1.88% member interest is carried at historical cost. The Company uses estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, building, and other identifiable asset and liability intangibles. The Company records land and building values using an as-if-vacant methodology. The Company records above-market and below-market in-place lease values for acquired properties based on the present value

(using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease. The Company amortizes the capitalized above-market lease values as a reduction of minimum rents over the remaining noncancelable terms of the respective leases. The Company amortizes the capitalized below-market lease values as an increase to rental revenues over the term of the respective leases. Should a tenant terminate its lease prior to the contractual expiration, the unamortized portion of the above-market and below-market in-place lease value is immediately charged to rental revenues.

The Company measures the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases and (2) the property valued as if vacant. The Company’s estimates of value are made using methods similar to those used by independent appraisers, primarily discounted cash flow analysis. Factors considered by the Company in its analysis include an estimate of carrying costs during the hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of the pre-reorganization due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company includes estimates of lost rentals during the expected lease-up periods depending on specific local market conditions and costs to execute similar leases including leasing commissions, legal, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. The Company amortizes the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 3 to 15 years.

The Company allocated the purchase price to acquired intangible assets which include acquired in-place lease intangibles and acquired above-market in-place lease intangibles, which are reported net of accumulated amortization of $1,370,095 and $1,500,914, respectively, at December 31, 2005, on the accompanying balance sheet. The acquired intangible liabilities represent acquired below-market in-place leases which are reported net of accumulated amortization of $169,491 at December 31, 2005, on the accompanying balance sheet.

Cash and Cash Equivalents—The Company maintains a portion of its cash in bank deposit accounts, which, at times, may exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentration of credit risk. Cash equivalents include all cash and liquid investments with an initial maturity of three months or less.

Investments in Real Estate—Investments in real estate are recorded at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized at cost and depreciated over their estimated useful life.

Depreciation of the building and improvements is provided by the straight-line method over the useful life of 39 years. Tenant improvements are recorded at cost and depreciated by the straight-line method over the lesser of lives of the related leases, ranging from 5 to 15 years, or over the estimated useful life of the improvements.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount. There was no impairment loss recognized as of December 31, 2005.

Deferred Charges—Net—Deferred charges include deferred leasing commissions, leasing incentive fees, and deferred loan costs. Deferred leasing commissions and leasing incentive fees are recorded at cost and amortized over the lives of the related leases. Deferred loan costs are recorded at cost and amortized, using the straight-line method, over the life of the note payable. Accumulated amortization of deferred leasing commissions, leasing incentive fees, and deferred loan costs was $2,384, $9,661, and $35,646, respectively, at December 31, 2005.

Revenue Recognition—Rental revenue is recognized using the straight-line method over the terms of the related lease agreements including free rent periods. Differences between rental revenue earned and amounts due under the respective lease agreements are credited or charged, as applicable, to deferred rent receivable. Rental payments received prior to their recognition as income are classified as prepaid rents. In addition, tenants are required to pay contingent rentals based on the Property’s operating expenses and/or other factors, and the Company recognizes such contingent rentals as tenant reimbursements revenue when earned. Tenants are billed for operating expenses in accordance with lease agreements.

Income Taxes—The Company is organized as a limited liability company and therefore is treated as a partnership for federal and state income tax purposes. The results of operations of the Company are included in the income tax returns of the members and, consequently, no provisions for income taxes have been made at the Company level.

New Accounting Principle—In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations. FIN 47 provides clarification of the term “conditional assets retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective for fiscal years ending after December 15, 2005. Certain areas of the Property contain asbestos. Although the asbestos is appropriately contained, in accordance with current environmental regulations, the Company’s practice is to remediate the asbestos upon the renovation or redevelopment of the Property. Accordingly, the Company has determined that the Property meets the criteria for recording a liability and has recorded an asset retirement obligation aggregating $52,952, which is included in “Other Liabilities” on the accompanying balance sheet as of December 31, 2005.

3. MORTGAGE NOTE

On May 30, 2000, the Company entered into a note payable agreement with Key Bank (“Key Note”). The maximum borrowing under the Key Note was $50,000,000 and was secured by the Property and all of the assets. The Key Note bore interest at LIBOR plus 2.25%. Interest was payable monthly. The amount outstanding at March 29, 2005 (date of reorganization) was $48,863,415. Principal and any unpaid interest were due on June 1, 2005.

On March 29, 2005, the Company entered into a bridge note payable with the Fund (“Bridge Loan”) for a maximum borrowing of $6,900,000. The Company borrowed $5,981,551 in conjunction with the redemption of the CSFC member interest. The Bridge Loan was secured by the Property and all of its assets and bore interest at 8.0%. Interest was payable monthly and all outstanding interest and principal was due April 1, 2006.

On June 17, 2005, the Company entered into a mortgage note agreement (“Mortgage Note”) for $56,000,000. The Company simultaneously repaid the interest payable and entire outstanding principal balance for both the Key Note and Bridge Loan. The Mortgage Note is secured by the Property and all of its assets and bears interest at a fixed rate of 5.58%. Interest only payments of $260,400 are required for the first 60 months and interest and principal payments of $320,778 are required for the last 60 months. The Mortgage Note matures on July 1, 2015, and the Company may elect to prepay the entire principal balance, for a fee as defined in the Mortgage Note, beginning July 1, 2006. The Company was in compliance with all financial covenants under the Mortgage Note as of December 31, 2005.

Future minimum principal payments to be paid under the Mortgage Note extending past December 31, 2005, are as follows:

2010	$304,712
Thereafter	55,695,288

Total	$56,000,000

4. FUTURE MINIMUM LEASE PAYMENTS

Future minimum lease payments to be received under noncancelable operating leases extending past December 31, 2005, are as follows:

2006	$10,599,096
2007	10,728,746
2008	10,467,993
2009	9,621,982
2010	5,687,993
Thereafter	10,139,284

Total	$57,245,094

The building is 94% leased and occupied by 17 tenants at December 31, 2005, four of whom account for 65% of the total rental revenue.

5. RELATED-PARTY TRANSACTIONS

Ellis Partners LLC (“EPL”), an affiliate of EPI, has been retained as the asset manager for the Company. As provided for in the management agreement, the Company is required to pay an annual asset management fee of $250,000. The first $150,000 of the fee is earned and payable in monthly installments of $12,500. The remaining $100,000 is earned in equal monthly installments and payable after the members have earned a cumulative 9% preferred return. Asset management fees of $187,500 were earned and paid during the period March 29, 2005 (date of reorganization) through December 31, 2005, and are included in general and administrative expense in the accompanying statement of operations. The Company pays EPL a project management fee based on 4% of hard construction costs. EPL earned and was paid $5,680 for the period ended December 31, 2005, which was capitalized and included in building and building improvements in the accompanying balance sheet.

The Fund extended a Bridge Loan payable to the Company on March 29, 2005 (see Note 3). The Fund earned and was paid $115,643 of interest for the period March 29, 2005 (date of reorganization) through December 31, 2005.

* * * * * *