Form 10-Q
period 2007-03-31
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2007-05-10
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

YES ☑        NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐        NO ☑

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on May 10, 2007 was 3,045,961.

Excelsior LaSalle Property Fund, Inc.

I NDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS

Investments in real estate:

Land	$73,843,918	$63,734,478

Buildings and equipment	448,136,183	403,054,526

Construction in progress	45,346	—

Less accumulated depreciation	(12,950,057)	(10,614,390)

Net property and equipment	509,075,390	456,174,614

Investments in unconsolidated real estate affiliates	45,891,491	47,958,556

Net investments in real estate	554,966,881	504,133,170

Cash and cash equivalents	56,776,146	28,969,562

Restricted cash	5,382,654	4,584,158

Tenant accounts receivable, net	2,549,629	1,909,505

Deferred expenses, net	3,863,498	3,168,332

Acquired intangible assets, net	87,827,024	82,527,563

Deferred rent receivable	3,002,764	2,686,998

Prepaid expenses and other assets	7,189,061	7,714,659

TOTAL ASSETS	$721,557,657	$635,693,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage notes and other debt payable	$405,212,289	$361,350,770

Accounts payable and other accrued expenses	5,303,625	4,067,379

Distributions payable	4,654,218	4,633,215

Accrued interest	1,867,264	1,566,347

Accrued real estate taxes	3,499,692	2,563,261

Manager and advisor fees payable	3,122,045	1,786,399

Acquired intangible liabilities, net	15,133,299	15,468,359

TOTAL LIABILITIES	438,792,432	391,435,730

Minority interests	3,654,701	3,036,401

Commitments and contingencies	—	—

Stockholders’ Equity:

Common stock: $0.01 par value; 5,000,000 shares authorized; 3,033,931 and 2,647,551 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	30,340	26,476

Additional paid-in capital	319,071,787	274,634,314

Distributions to stockholders	(30,838,278)	(26,184,060)

Accumulated deficit	(9,153,325)	(7,254,914)

Total stockholders’ equity	279,110,524	241,221,816

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$721,557,657	$635,693,947

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues:

Minimum rents	$11,683,663	$9,126,566

Tenant recoveries and other rental income	3,542,516	2,231,175

Total revenues	15,226,179	11,357,741

Operating expenses:

Real estate taxes	1,889,529	1,183,924

Property operating	2,657,247	1,825,774

Manager and advisor fees	1,580,422	1,091,824

Fund level expenses	612,132	451,287

Provision for doubtful accounts	102,700	—

General and administrative	129,884	46,571

Depreciation and amortization	5,668,759	4,151,884

Total operating expenses	12,640,673	8,751,264

Operating income	2,585,506	2,606,477

Other income and (expenses):

Interest income	638,969	263,868

Interest expense	(5,320,969)	(3,961,174)

Loss allocated to minority interests	72,943	22,876

Equity in income (loss) of unconsolidated affiliates	125,140	(64,763)

Total other income and (expenses):	(4,483,917)	(3,739,193)

Net loss	$(1,898,411)	$(1,132,716)

Loss per share-basic and diluted	$(0.67)	$(0.56)

Weighted average common stock outstanding-basic and diluted	2,834,022	2,014,345

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount

Balance, January 1, 2007	2,647,551	$26,476	$274,634,314	$(26,184,060)	$(7,254,914)	$241,221,816

Issuance of common stock	386,380	3,864	44,437,473	—	—	44,441,337

Net loss	—	—	—	—	(1,898,411)	(1,898,411)

Distributions declared ($1.75 per share)	—	—	—	(4,654,218)	—	(4,654,218)

Balance, March 31, 2007	3,033,931	$30,340	$319,071,787	$(30,838,278)	$(9,153,325)	$279,110,524

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,898,411)	$(1,132,716)

Adjustments to reconcile net loss to net cash provided by operating activities:

Minority interests	(72,943)	(22,876)

Depreciation	2,335,667	1,685,614

Amortization of in-place lease intangible assets	3,309,997	2,456,831

Amortization of net above- and below-market in-place leases	(305,764)	(428,333)

Amortization of financing fees	131,624	97,542

Amortization of debt premium and discount	(62,234)	(71,338)

Amortization of lease commissions	23,095	9,439

Provision for doubtful accounts	102,700	—

Equity in (income) loss of unconsolidated affiliates	(125,140)	64,763

Distributions of income received from unconsolidated affiliates	125,140	51,839

Net changes in assets and liabilities:

Tenant accounts receivable	(742,824)	(762,191)

Deferred rent receivable	(315,766)	(356,071)

Prepaid expenses and other assets	240,761	(678,392)

Manager and advisor fees payable	1,335,646	641,589

Accounts payable and accrued expenses	2,353,788	(816,882)

Net cash provided by operating activities	6,435,336	738,818

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of real estate investments	(62,270,992)	(94,333,919)

Capital improvements	(304,100)	(1,872,131)

Deposits for investments under contract	(750,000)	—

Distributions received from unconsolidated affiliates in excess of income	2,067,065	1,399,756

Loan escrows	(422,596)	(783,440)

Net cash used in investing activities	(61,680,623)	(95,589,734)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	43,060,884	21,841,649

Distributions to stockholders	(3,252,762)	(2,266,446)

Distributions paid to minority interests	(36,050)	(47,177)

Deposits on loan commitments	(110,500)	—

Draws on credit facility	—	16,000,000

Payments on credit facility	—	(9,000,000)

Debt issuance costs	(533,454)	(357,392)

Proceeds from mortgage notes and other debt payable	44,327,710	63,347,139

Principal payments on mortgage notes and other debt payable	(403,957)	—

Net cash provided by financing activities	83,051,871	89,517,773

Net increase (decrease) in cash and cash equivalents	27,806,584	(5,333,143)

Cash and cash equivalents at the beginning of the period	28,969,562	8,161,608

Cash and cash equivalents at the end of the period	$56,776,146	$2,828,465

Supplemental disclosure of cash flow information:

Interest paid	$4,951,079	$3,715,880

Interest capitalized	$417	$20,071

Non-cash activities:

Distributions payable	$4,654,218	$3,404,199

Stock issued through dividend reinvestment plan	1,380,453	761,728

Liability for capital expenditures	205,194	4,315,820

25850 S. Ridgeland option payment	—	499,500

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

The Manager and the Fund have contracted with LaSalle to act as our investment advisor (the “Advisor”). The Advisor is registered as an investment advisor with the SEC. The Advisor has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement among the Fund, the Advisor and the Manager (the “Advisory Agreement”). LaSalle is a wholly-

owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated, a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are overseen and undertaken by the Manager and Advisor. In accordance with Maryland law, the Fund does have certain officers who administer the Fund’s operations. These officers are employees of, and are compensated by, the Manager.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year. We consider APB 18: “The Equity Method of Accounting for Investments in Common Stock”, SOP 78-9: “Accounting for Investments in Real Estate Ventures”, Emerging Issues Task Force (“EITF”) 96-16: “Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights”, EITF 04-5: “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” (“FIN 46(R)”), to determine the method of accounting for each entity in which we own less than a 100% interest. In determining whether we have a controlling interest in a non-wholly owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the members as well as whether the entity is a variable interest entity in which the Fund will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. With respect to our 80% interest in 111 Sutter Street, we have concluded that we do not control the non wholly-owned entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing collateralized by assets of the venture. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority interests represent the minority members’ proportionate share of the equity in our consolidated variable interest entities (as determined by FIN 46(R)), PMB Acquisitions #1 Partners, LLC, 9800 South Meridian, LLC and Forge Cupertino, LLC for which we are the primary beneficiary. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the implied fair value, based on the purchase price. Minority interests will increase for the minority members’ share of net income of these variable interest entities and decrease for the minority members’ share of net loss and distributions.

Certain of the Fund’s joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Fund is not obligated to purchase the interest of its outside joint venture partners.

Certain reclassifications of prior period amounts have been made to the consolidated statement of operations and consolidated statement of cash flows. These reclassifications have been made to conform to the 2007 presentation. These reclassifications have not changed the Fund’s financial position as of March 31, 2006 or consolidated results of operations or cash flows for the three months ended March 31, 2006.

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

Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

Asset Category	Estimated Useful Life

Buildings and improvements	40-50 Years

Tenant improvements	Life of related lease

Equipment and fixtures	7-10 Years

Construction in progress represents the cost of construction plus capitalized expenses incurred during the construction period for expansion projects undertaken by us. Interest costs are capitalized during the construction period for construction related expenditures based on the interest rates for in-place debt. An allocable portion of real estate taxes and insurance expense incurred during the construction period are capitalized until construction is substantially completed. Construction costs and capitalized expenses are depreciated over the useful life of the development project once placed in service.

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

Investments in Unconsolidated Real Estate Affiliates

We account for our investments in unconsolidated real estate affiliates using the equity method whereby the costs of the investments are adjusted for our share of equity in net income or loss from the date of acquisition and reduced by distributions received. The limited liability company agreements (“the Agreements”) with respect to the unconsolidated real estate affiliates provide that elements of assets, liabilities and funding obligations are shared in accordance with our ownership percentage. In addition, we share in the profits and losses, cash flows, distributions and other matters relating to our unconsolidated real estate affiliates in accordance with the Agreements.

To the extent that the Fund’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Fund’s share of equity in income of the unconsolidated affiliates.

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. For the three months ended March 31, 2007 and 2006, $315,766 and $356,071, respectively, has been recognized as straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases), all of which are included in deferred rent receivable in the accompanying consolidated balance sheets. Also included, as an increase to minimum rents, for the three months ended March 31, 2007 and 2006, are $305,764 and $428,333, respectively, of amortization related to above- and below-market in-place leases at properties acquired as provided by FASB Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.

Percentage rents are recognized when earned as certain tenant sales volume targets, as specified by the lease terms, are met. For the three months ended March 31, 2007 and 2006, $63,240 and $68,196, respectively, have been recognized in tenant recoveries and other rental income.

We provide an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At March 31, 2007 and December 31, 2006, our allowance for doubtful accounts was $228,786 and $190,420, respectively.

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

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at March 31, 2007 and December 31, 2006 was $729,661 and $574,942, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist principally of long-term notes receivable from local governments related to real estate tax rebates and sales tax sharing agreements. The acquisition of Marketplace at Northglenn included an Enhanced Sales Tax Incentive Program (“ESTIP”) note receivable from the local government that allows us to share in sales tax revenue generated by the retail center until a specified amount has been paid to us. At March 31, 2007, $1.8 million was the remaining balance owed to the Fund. The acquisition of 25850 S. Ridgeland (formerly referred to as TNT Logistics) included a Tax Increment Financing Note (a “TIF Note”) issued by the Village of Monee, which will reimburse to us approximately 90% of the real estate tax payments made on the property through 2016 or until the TIF note receivable is repaid. The TIF Note bears interest at 7%. At March 31, 2007, $4.7 million was the remaining balance owed to the Fund. Cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes.

Financial Instruments

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable is approximately $0.4 million lower than the aggregate carrying amounts at March 31, 2007 and December 31, 2006. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying consolidated balance sheets at amounts which are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt). The fair value of our mortgage notes and other debt payable was approximately $3.2 million and $4.4 million lower than the aggregate carrying amounts at March 31, 2007 and December 31, 2006, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. As of March 31, 2007, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 1 to 29 years.

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles, acquired non-amortizing land purchase options and non-amortizing tenant improvements and lease commissions funding commitment, which are reported net of accumulated amortization of $19,347,583 and $15,605,898 at March 31, 2007 and December 31, 2006, respectively, on the accompanying consolidated balance sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $5,140,655 and $4,403,203 at March 31, 2007 and December 31, 2006, respectively, on the accompanying consolidated balance sheets. Our amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value in accordance with SFAS 144. To the extent an impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations. Our non-amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A non-amortizing intangible asset is considered to be impaired when the carrying amount of the non-amortizing intangible asset is greater than its fair value in accordance with SFAS 142. To the extent an impairment has occurred, the excess of the carrying value of the non-amortizing intangible asset over its estimated fair value will be charged to operations.

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

Earnings Per Share (“EPS”)

Basic per share amounts are based on the weighted average of shares outstanding of 2,834,022 and 2,014,345 for the three months ended March 31, 2007 and 2006, respectively. We have no dilutive or potentially dilutive securities.

Business Segments

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. Our primary business is the ownership and operation of real estate investments. We evaluate cash flow and allocate resources on a property-by-property basis. We aggregate our properties into one reportable segment since all properties are institutional quality real estate. We do not distinguish or group our consolidated operations by property type or on a geographic basis. Accordingly, we have concluded that we currently have a single reportable segment for SFAS 131 purposes. Further, all properties and operations are within the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, recoverable amounts of receivables, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and notes included in the Fund’s annual report on Form 10-K filed with the SEC on March 16, 2007 (the “2006 Form 10-K”).

NOTE 3—PROPERTY

The primary reason we make acquisitions of real estate investments in the retail, office and industrial property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The wholly owned properties held within the Fund as of March 31, 2007 are as follows:

Property	Sector	Square Feet	Location	Acquisition Date	Acquisition Price

Monument IV at Worldgate	Office	228,000	Herndon, VA	8/27/2004	$59.6 Million

Havertys Furniture (1)	Industrial	808,000	Braselton, GA	12/3/2004	$28.5 Million

Hagemeyer Distribution Center	Industrial	300,000	Auburn, GA	12/3/2004	$10.2 Million

25850 S. Ridgeland (2)(3)	Industrial	722,000	Monee, IL	12/31/2004	$25.2 Million

Georgia Door Sales Distribution Center	Industrial	254,000	Austell, GA	2/10/2005	$8.5 Million

105 Kendall Park Lane	Industrial	409,000	Atlanta, GA	6/30/2005	$18.8 Million

Waipio Shopping Center	Retail	137,000	Waipahu, HI	8/1/2005	$30.5 Million

Marketplace at Northglenn	Retail	439,000	Northglenn, CO	12/21/2005	$91.5 Million

Metropolitan Park North	Office	186,000	Seattle, WA	3/28/2006	$89.2 Million

Stirling Slidell Shopping Centre (4)	Retail	139,000	Slidell, LA	12/14/2006	$23.4 Million

4001 North Norfleet Road	Industrial	702,000	Kansas City, MO	2/27/2007	$37.6 Million

(1)	Includes 297,000 square feet of development constructed subsequent to the acquisition date. Acquisition price does not include $11.0 million of construction costs related to this development.
(2)	On December 31, 2004, we extended an approximate $24.8 million mortgage loan to an unrelated real estate developer collateralized by 25850 S. Ridgeland. The loan required monthly interest-only payments equal to the base rent paid by the tenant. Simultaneous with the signing of the loan agreement, we entered into an option agreement to purchase 25850 S. Ridgeland for the remaining loan balance plus a $500,000 option payment. Based on the provisions of FIN 46(R), 25850 S. Ridgeland was consolidated in the Fund beginning on the date we extended the loan. On March 30, 2006, we exercised the purchase option and acquired a 100% equity interest in the 25850 S. Ridgeland property for the outstanding loan balance plus the $500,000 option payment.
(3)	This property was previously referred to as TNT Logistics but has been renamed for reporting purposes.
(4)	Acquisition price includes the assumption of an approximate $14.0 million, 5.15% fixed-rate mortgage loan maturing in 2014.

We allocated the purchase price of our 2007 acquisitions in accordance with SFAS No. 141 as follows:

4001 North Norfleet Road

Land	$2,134,440

Building and equipment	31,396,686

In-place lease intangible	4,048,276

$37,579,402

Weighted average amortization period for intangible assets	10 years

We allocated the purchase price of our 2006 acquisitions in accordance with SFAS No. 141 as follows:

	Metropolitan Park North	Stirling Slidell Shopping Centre

Land	$10,900,000	$5,441,800

Building and equipment	64,006,369	16,843,100

In-place lease intangible	11,610,362	3,583,970

Above-market lease intangible	2,850,859	22,077

Debt assumption fee (5)	—	140,470

Below-market lease intangible	(188,530)	(2,800,081)

Debt discount (5)	—	276,407

Assumption of mortgage notes payable	—	(14,046,973)

	$89,179,060	$9,460,770

Weighted average amortization period for intangible assets and liabilities	7 years	18 years

(5) The weighted average amortization period for the debt assumption fee and debt discount is 7 years.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

Legacy Village

On August 25, 2004, we acquired a 46.5% membership interest in Legacy Village Investors, LLC which owns Legacy Village (“Legacy Village”), a 595,000 square-foot lifestyle center in Lyndhurst, Ohio, built in 2003. The aggregate consideration for the 46.5% ownership interest was approximately $35.0 million. Legacy Village was encumbered by an approximate $97.0 million amortizing mortgage loan at 5.625% maturing on January 1, 2014. On December 23, 2004 Legacy Village increased the existing mortgage loan by $10.0 million, under the same terms as the existing mortgage loan. Proceeds of the loan were distributed to the members pro rata in accordance with their ownership percentages.

The limited liability company agreement provided for a two-year preferred return until August 24, 2006 to the Fund based on a formula of gross initial investment (approximately $79.9 million, which equals the aggregate consideration paid at acquisition plus our pro rata share of the existing mortgage debt) multiplied by 7.50% less our pro rata share of debt service. The preferred return was to be distributed quarterly, provided sufficient cash flow existed to make the payment. Since cash flow was not sufficient to cover the preferred return, the managing member, an unrelated third party, was liable to pay the balance of the preferred return to the Fund, which occurred on January 30, 2007. Cash received from the preferred return in excess of the net income allocated to us is treated as a return of capital. From August 25, 2006 forward, available cash flow will be distributed to the members in proportion to their ownership interest.

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

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	March 31, 2007	December 31, 2006

ASSETS

Investments in real estate	$172,246,929	$173,467,491

Cash and cash equivalents	2,375,838	2,295,682

Other assets	24,744,426	27,782,480

TOTAL ASSETS	$199,367,193	$203,545,653

LIABILITIES AND MEMBERS’ EQUITY

Mortgage notes and other debt payable	$157,364,802	$157,947,788

Due to affiliate	31,963	28,072

Other liabilities	6,486,370	9,256,347

TOTAL LIABILITIES	163,883,135	167,232,207

Members’ Equity	35,484,058	36,313,446

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$199,367,193	$203,545,653

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	March 31, 2007	December 31, 2006

Members’ equity	$35,484,058	$36,313,446

Less: other members’ equity	(13,082,718)	(13,256,383)

Purchase price in excess of ownership interest in unconsolidated real estate affiliates (a)	23,490,151	24,901,493

Fund Investments in unconsolidated real estate affiliates	$45,891,491	$47,958,556

(a)	The purchase price in excess of our ownership interest in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The excess is being amortized over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. The excess allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Total revenues	$7,392,966	$7,104,904

Total operating expenses	5,019,803	4,912,269

Operating income	2,373,163	2,192,635

Total other expenses	2,189,898	2,233,518

Net income (loss)	$183,265	$(40,883)

FUND EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net income (loss) of unconsolidated real estate affiliates	$183,265	$(40,883)

Other members’ share of net (income) loss	(20,029)	28,619

Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(37,127)	(52,499)

Other expense from unconsolidated real estate affiliates	(969)	—

Fund equity in income (loss) of unconsolidated real estate affiliates	$125,140	$(64,763)

NOTE 5—CONSOLIDATED VARIABLE INTEREST ENTITIES

Pacific Medical Office Portfolio

On December 21, 2005, we acquired a 95% membership interest in a limited liability company that owns a portfolio of leasehold interests in fifteen medical office buildings encompassing over 755,000 square-feet of space located throughout Southern California and the greater Phoenix metropolitan area (the “Pacific Medical Office Portfolio”). The buildings were built between 1979 and 1997 and have lease expirations through 2016 and are all subject to ground leases expiring in 2078. The total aggregate consideration paid for our 95% membership interest was approximately $132.8 million. Pacific Medical Office Portfolio was encumbered by four existing fixed-rate mortgage loans totaling $84.3 million maturing in 2013 and 2014 at a weighted average interest rate of 5.77%, interest-only until November 2006. The other member, owning a 5% interest, is an unrelated third party who has an affiliate that performs property management services for the portfolio of buildings. Pacific Medical Office Portfolio was consolidated into the Fund based on the provisions of FIN 46(R).

9800 South Meridian

On December 26, 2006, we acquired a 90% membership interest in 9800 South Meridian, a 129,000 square-foot, multi-tenant office building located in suburban Denver, Colorado built in 1994, with tenant lease expirations through 2009. The gross purchase price was approximately $14.7 million including closing costs and acquisition fees, funded at closing with an $8.3 million variable-rate construction loan at LIBOR plus 1.60% maturing in 2009 with two one-year extension options. The loan allows for additional borrowings up to $18.5 million to fund certain building improvements and leasing costs. The building will undergo significant upgrades over the next two years which will involve increasing the rentable space by approximately 10,000 square-feet, may involve terminating certain tenant leases as allowed under the terms of those leases and leasing the building to new tenants. The remainder of the purchase price for our 90% interest was funded with cash on hand. The other member, owning a 10% interest, is an unrelated third party. 9800 South Meridian was consolidated into the Fund based on the provisions of FIN 46(R). We allocated the purchase price in accordance with SFAS No. 141 as follows:

9800 South Meridian

Land	$4,517,485

Building	9,640,470

In place lease intangible	846,710

Below-market lease intangible	(342,259)

$14,662,406

Weighted average amortization period for intangible assets and liabilities	2 years

18922 Forge Drive

On February 15, 2007, we acquired a 90% membership interest in 18922 Forge Drive, a 91,200 square-foot, multi-tenant office building located in Cupertino, California built in 1972 and redeveloped in 1999, with tenant lease expirations through 2010. The gross purchase price was approximately $26.6 million including closing costs and acquisition fees, funded at closing with a $19.1 million fixed-rate mortgage loan at 6.24% maturing in 2014. The remainder of the purchase price for our 90% interest was funded with cash on hand. The other member, owning a 10% interest, is an unrelated third party. 18922 Forge Drive was consolidated into the Fund based on the provisions of FIN 46(R). We allocated the purchase price in accordance with SFAS No. 141 as follows:

18922 Forge Drive

Land	$7,975,000

Building and equipment	12,943,251

In-place lease intangible	3,087,977

Above-market lease intangible	2,629,476

Below-market lease intangible	(402,392)

$26,233,312

Weighted average amortization period for intangible assets	3 years

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2017 and consist of the following:

				Amount payable as of
Property	Maturity Date	Fixed / Floating	Rate	March 31, 2007	December 31, 2006

Monument IV at Worldgate	September 1, 2011	Fixed	5.29%	$37,743,261	$37,875,214

Havertys Furniture	January 1, 2015	Fixed	5.23%	18,100,000	18,100,000

Havertys Furniture	January 1, 2015	Fixed	6.19%	11,025,000	10,050,370

Hagemeyer Distribution Center	January 1, 2015	Fixed	5.23%	6,500,000	6,500,000

Georgia Door Sales Distribution Center	January 1, 2015	Fixed	5.31%	5,400,000	5,400,000

25850 S. Ridgeland	April 1, 2012	Fixed	5.05%	16,700,000	16,700,000

105 Kendall Park Lane	September 1, 2012	Fixed	4.92%	13,000,000	13,000,000

Waipio Shopping Center	November 1, 2010	Fixed	5.15%	19,950,000	19,950,000

Marketplace at Northglenn	January 1, 2016	Fixed	5.50%	64,500,000	64,500,000

Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	17,739,157	17,808,943

Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,439,195	15,520,000

Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,988,320	16,051,219

Pacific Medical Office Portfolio	March 1, 2014	Fixed	5.79%	34,880,000	34,880,000

Metropolitan Park North	April 1, 2013	Fixed	5.73%	61,000,000	61,000,000

Stirling Slidell Shopping Centre	April 1, 2014	Fixed	5.15%	13,988,460	14,046,973

9800 South Meridian	January 1, 2010	Floating	LIBOR + 1.60%	8,328,858	8,255,779

18922 Forge Drive	February 14, 2014	Fixed	6.24%	19,050,000	—

4001 North Norfleet Road	March 1, 2017	Fixed	5.60%	24,230,000	—

				403,562,251	359,638,498
Net debt premium (discount) on assumed debt				1,650,038	1,712,272

				$405,212,289	$361,350,770

We recognized a $2,282,854 premium on the debt, with an effective interest rate of 5.41%, assumed from the Pacific Medical Office Portfolio acquisition. We recognized a $276,407 discount on the debt, with an effective interest rate of 5.57%, assumed from the Stirling Slidell Shopping Centre acquisition. Included in mortgage notes and other debt payable is $369,117 and $297,352 of debt premium accumulated amortization at March 31, 2007 and December 31, 2006, respectively. Also, included in mortgage notes and other debt payable is $12,708 and $3,177 of debt discount accumulated amortization at March 31, 2007 and December 31, 2006, respectively.

Aggregate principal payments of mortgage notes payable as of March 31, 2007 are as follows:

Year	Amount

2007	$1,727,413

2008	3,243,675

2009	3,559,288

2010	33,417,771

2011	40,804,984

Thereafter	320,809,120

Total	$403,562,251

Land, buildings, equipment, and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $629 million and $565 million at March 31, 2007 and December 31, 2006, respectively, have been pledged as collateral.

Line of Credit

On December 21, 2005, we obtained a new $30.0 million line of credit, which could have been expanded to $50.0 million once the Fund reached $300 million in NAV (Refer to Note 7), subject to certain financial covenants. The line of credit expired on December 21, 2006 and was extended through February 21, 2007. The line of credit carried an interest rate that approximates LIBOR plus 1.80% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. No borrowings were outstanding on the line of credit at December 31, 2006. During 2006, we had drawn a total of $19.0 million on the line of credit to fund the acquisition of Metropolitan Park North, the Havertys Furniture expansion and for working capital needs, which we repaid during 2006. At December 31, 2006, we had two letters of credit issued on the line of credit totaling $5.6 million. Letters of credit have fees associated in the amounts of 0.125% of the total letter amount.

On February 21, 2007, we entered into a new $60.0 million line of credit agreement, replacing the existing $30.0 million line of credit agreement, to cover short-term capital needs for acquisitions and operations, which can be expanded to $70.0 million now that the Fund’s NAV exceeds $300 million, subject to certain financial covenants. The line of credit expires in two years. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. No borrowings were outstanding on the line of credit at March 31, 2007. At March 31, 2007, we had a letter of credit issued on the line of credit for $3.1 million which is used to secure a future acquisition. Letters of credit have fees associated in the amounts of 0.125% of the total letter amount.

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

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. As of March 31, 2007, $32.1 million of subscription commitments were held in escrow, which will be brought into the Fund as needed for investment activities, but no later than July 6, 2007. As of December 31, 2006, $42.5 million of subscription commitments were held in escrow, which were brought into the Fund in February 2007. For the three months ended March 31, 2007 we sold 374,377 Shares for $43.1 million. For the year ended December 31, 2006 we sold 721,070 Shares for $79.4 million. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Share Repurchase Program

Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we intend to provide liquidity to our stockholders by conducting tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”) twice each year. The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders.

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

No Obligation to Repurchase Shares

We will only offer to repurchase Shares through tender offers and then only to the extent that we have sufficient cash available to repurchase Shares consistent with principles of prudent portfolio management and to the extent that such repurchases (i) are consistent with applicable REIT rules and federal securities laws and (ii) would not require the Fund to register as an investment company under the Investment Company Act. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares, and we will be under no obligation to conduct such tender offers or to make such cash available. In determining the Tender Offer Amount, we will act in the best interest of the stockholders and may take into account our need for cash to pay operating expenses, debt service, distributions to stockholders and other obligations.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the three months ended March 31, 2007, we issued 12,003 Shares for approximately $1.4 million, under the plan. For the year ended December 31, 2006, we issued 35,230 Shares for approximately $3.8 million, under the plan.

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

During the three months ended March 31, 2007, Fannie Mae accounted for 10% of minimum base rents. During the three months ended March 31, 2006, Fannie Mae accounted for 13% of minimum base rents.

NOTE 9—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of NAV, calculated quarterly. Management and advisory fees for the three months ended March 31, 2007 and 2006 were $1,224,264 and $817,298, respectively, $1,224,264 of which is included in manager and advisor fees payable at March 31, 2007. Included in manager and advisor fees payable at December 31, 2006 was $1,097,523 of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. Before the Fund’s NAV exceeded $100 million, the variable fee was allocated entirely to the Advisor. The Fund’s NAV exceeded $100 million on April 1, 2005 and a portion of variable fee was then allocated to the Manager, with the remainder allocated to the Advisor. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850 million or more. The total variable fee for the three months ended March 31, 2007 and 2006 were $356,158 and $274,526, respectively, $356,158 of which is included in manager and advisor fees payable at March 31, 2007. Included in manager and advisor fees payable at December 31, 2006 was $482,492 of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the three months ended March 31, 2007 and 2006 were $305,147 and $490,410, respectively, of which $305,147 is included in manager and advisory fees payable at March 31, 2007. Included in manager and advisor fees payable at December 31, 2006 was $206,384 of acquisition fees. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful investments made by us and unsuccessful acquisitions for the three months ended March 31, 2007 and 2006 were $41,565 and $750 respectively, $17,015 of which is included in accounts payable and other accrued expenses at March 31, 2007. Included in accounts payable at December 31, 2006 was $59,369 of reimbursable due diligence costs. Acquisition fees and due diligence costs for successful acquisitions are capitalized as part of the real estate acquisition. Costs for unsuccessful acquisitions are expensed.

On December 23, 2004, we entered into an expense limitation and reimbursement agreement with the Manager, which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the valuation consultant, auditors, stockholder administrator, legal counsel related to the organization of the Fund or share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the three months ended March 31, 2007 and 2006 were limited to $612,132 and $408,649, respectively, and therefore the Manager will carry forward $4,816 of Fund expenses as of March 31, 2007 that may be incurred in the future. Therefore, no Fund expenses from any period prior to March 31, 2007 will be carried forward to future periods. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The expense limitation agreement was scheduled to expire on December 23, 2006, but was renewed and extended through December 31, 2007. Expenses subject to the expense limitation agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the expense limitation agreement, such as expenses related to unsuccessful acquisitions and state franchise taxes and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid $4,500 each quarter for property management services performed at Monument IV at Worldgate. For the three months ended March 31, 2007 and 2006, JLL was paid $4,500 in each quarter for property management services performed at Monument IV at Worldgate.

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

In February 2005, Havertys Furniture gave us an expansion notice that required us to expand the building by 297,000 square feet at a cost of approximately $11.0 million. In July 2005, Havertys Furniture signed a lease amendment to extend its lease term through 2021. Construction began in May 2005 and was completed in April 2006. On December 30, 2005, we obtained an $11.5 million fixed-rate construction loan, of which $10.1 million had been borrowed at December 31, 2006. We borrowed an additional $1.0 million on the construction loan in January 2007 which completed the borrowings under the construction loan and officially converted the loan to a permanent mortgage loan. The mortgage loan matures on January 1, 2015, bearing interest at a fixed-rate of 6.19%, interest-only for the first four years.

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

The Pacific Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1.9 million into an escrow account to fund future tenant improvements and leasing commissions. At March 31, 2007 we had approximately $1.9 million deposited in this escrow, and we expect to fund approximately $300,000 during the remainder of 2007. Additionally, we are required to deposit approximately $151,000 per year into an escrow account to fund capital expenditures. At March 31, 2007 our capital account escrow account balance was $447,000. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the Pacific Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North requires that on or before April 1, 2009, we are obligated to post a $3.9 million reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3.9 million deposit to us. If the tenant fails to provide notice of its renewal, we are obligated to post an additional $2.8 million deposit into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s).

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

In February 2007, we entered into a purchase contract to acquire a 100% interest in two single tenant office buildings totaling 141,000 square-feet located in St. Charles, Missouri for approximately $28.2 million. One of the buildings is currently under construction. The acquisition will include our assumption of an approximate $7.4 million, fixed-rate mortgage loan, maturing in February 2015 at 6.05%. We placed a $750,000 deposit in escrow to secure our acquisition of the property.

On March 8, 2007, we committed to and locked the interest rate on an $11.1 million, ten-year mortgage loan, interest-only for the first three years which will be collateralized by one of the two single-tenant office buildings located in St. Charles, Missouri. The interest rate is set at 5.60% for the first six years after which it will be reset to a market rate for the final four years.

NOTE 11—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6: “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”. This FSP addresses how reporting entities should determine the variability to be considered in applying FIN 46(R), which will affect calculations of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 applies prospectively to all variable interest entities beginning the first day of the first reporting period after September 15, 2006. We have disclosed the Pacific Medical Office Portfolio, 9800 South Meridian and 18922 Forge Drive as variable interest entities. We expect FSP FIN 46(R)-6 will be considered in future considerations of variable interest entities.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. In accordance with FIN 48, we have analyzed filing positions in all of the federal, state and other jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for all federal, state and other jurisdictions are the 2003 through 2005 tax years. We do not believe there are any tax positions that would increase within the next twelve-month period. Therefore, no reserves for uncertain income tax positions have been recorded and we did not record a cumulative effect adjustment related to the adoption of FIN 48. The adoption of FIN 48 did not result in an adjustment to retained earnings at January 1, 2007. As of December 31, 2006 and March 31, 2007, we do not have any accruals for uncertain tax positions. The implementation of FIN 48 did not have a significant impact on our consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which became effective to annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The adoption of SAB 108 on December 31, 2006 did not have a material effect on our consolidated financial statements.

The Proposed Statement of Position (the “SOP”) on the Clarification of the Scope of the Audit and Accounting Guide Audits of Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies is expected to be issued during 2007 and will be effective for fiscal years beginning on or after December 15, 2007. The proposed SOP provides guidance about which entities are included within the scope of the Audit and Accounting Guide Audits of Investment Companies (the “Guide”). We are currently evaluating the potential impact of the proposed SOP and the Guide on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

NOTE 12—DISTRIBUTIONS PAYABLE

On March 21, 2007, our Board of Directors declared a $1.75 per share distribution to Stockholders of record as of February 15, 2007 payable on May 4, 2007.

NOTE 13—PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following pro forma financial information has been presented as a result of a material acquisition made during 2006. In our opinion, all significant adjustments necessary for a fair presentation of the pro forma financial information for the period have been included. The pro forma information related to results of operations for the three months ended March 31, 2006 include adjustments for the acquisition of Metropolitan Park North, which occurred during 2006, as if such acquisition had occurred on January 1, 2006. The pro forma financial information is based upon historical financial information and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred on January 1, 2006, or to project results for any future period.

Three months ended March 31, 2006

Total revenue	$14,159,277

Net loss	$(802,522)

Loss per share-basic and diluted	$(0.37)

NOTE 14—SUBSEQUENT EVENTS

On April 4, 2007, we entered into a purchase contract and made a non-refundable deposit of $4.0 million to acquire a 100% interest in two four-story office buildings leased to a single tenant totaling 199,000 square-feet in Sorrento Mesa, California located north of San Diego, California for approximately $55.3 million. The acquisition will include our assumption of an approximate $31.0 million, fixed-rate mortgage loan, maturing in June 2017 at 5.90%.

On April 4, 2007, we entered into a purchase contract and made a non-refundable deposit of $1.0 million to acquire a 100% interest in Station Nine, a 323 unit apartment building in Durham, North Carolina located adjacent to the Duke University campus for approximately $55.3 million. Also on April 4, 2007, we committed to and locked the interest rate on a $36.9 million, ten-year mortgage loan, interest-only maturing in 2017 at 5.50% with Bank of America.

On April 16, 2007, we acquired Station Nine funded with a $15.0 million draw on our line of credit and cash on hand, and on May 1, 2007, we closed the Bank of America mortgage loan, a portion of the proceeds from which were used to repay borrowings under the line of credit with the remainder to be used to fund future acquisitions.

On April 20, 2007, the limited liability company we invested in which owns the Pacific Medical Office Portfolio executed the purchase option on the Pacific Medical Office Portfolio option agreement to acquire two medical office buildings located in San Bernardino, California (See Note 10).

On May 1, 2007, we committed to and locked the interest rate on an $26.6 million, ten-year mortgage loan, interest-only for the first five years at a fixed rate of 5.16%, which will be collateralized by an office building located in Calgary, Canada.

On May 4, 2007, the Fund issued 12,030 shares as part of it’s dividend reinvestment plan.

* * * * * *

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Factors that could cause us not to realize our plans, intentions or expectations include, but are not limited to, those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our annual report on Form 10-K filed with the SEC on March 16, 2007 (the “Form 10-K”) and our periodic reports filed with the SEC, including risks related to: (i) commercial real estate ownership; (ii) competition for attractive investments; (iii) performance of the Manager and the Advisor; (iv) conflicts of interest between the Fund and the Manager or the Advisor; (v) our ability to use leverage; (vi) the loss of key personnel by the Manager or the Advisor; (vii) compliance with the Exchange Act; (viii) our failure to achieve our return objectives; (ix) the impact of co-tenancy provisions; (x) defaults by significant tenants; (xi) compliance with environmental laws; (xii) the possible development of harmful mold at our properties; (xiii) our ability to sell Shares; (xiv) terrorist attacks; (xv) the adequacy of our insurance; (xvi) the extent to which our investments are diversified; (xvii) our joint investments with third parties; (xviii) the structure of the fees payable to the Manager and the Advisor; (xix) our ability to remain exempt from the registration requirements of the Investment Company Act of 1940, as amended; and (xx) our ability to qualify as a REIT. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

Management Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. All references to numbered Notes are to specific notes to our Consolidated Financial Statements beginning on page 7 of this Form 10-Q, and which descriptions are incorporated into the applicable response by reference. References to “base rent” in this Form 10-Q refer to cash payments made under the relevant lease(s), excluding real estate taxes and certain property operating expenses that are paid by us and are recoverable under the relevant lease(s) and exclude adjustments for straight-line rent revenue and above- and below-market lease amortization (See Note 2).

The discussions surrounding our consolidated properties (our “Consolidated Properties”) refer to our wholly or majority owned and controlled properties, which as of March 31, 2006 were comprised of:

•	Monument IV at Worldgate,

•	Havertys Furniture,

•	Hagemeyer Distribution Center,

•	25850 S. Ridgeland (formerly referred to as TNT Logistics),

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Waipio Shopping Center,

•	Marketplace at Northglenn,

•	the Pacific Medical Office Portfolio and

•	Metropolitan Park North.

As of March 31, 2007, our Consolidated Properties also included Stirling Slidell Shopping Centre, 9800 South Meridian, 18922 Forge Drive and 4001 North Norfleet Road. Our unconsolidated properties, which are owned through joint venture arrangements (our “Unconsolidated Properties”), consisted of Legacy Village and 111 Sutter Street as of March 31, 2007 and 2006. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties located in the United States. We acquired our first apartment property, Station Nine (See Note 14), on April 16, 2007. We currently do not own any properties outside the United States, but will look to make strategic investments in these areas in the future. In this regard, in November 2006, we entered into a purchase contract to acquire a 100% ownership interest in a 137,000 square-foot, multi-tenant office building located in Calgary, Canada for approximately $33.8 million. We hire property management companies to provide the on-site, day-to-day management services for our properties. When selecting a property management company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management service providers that include large national real estate service firms, including an affiliate of the Advisor, and smaller local firms, including in certain cases our joint venture partners. Our property management service providers are generally hired to perform both property management and leasing services for our properties.

We seek to minimize risk and maintain stability of income and principal value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the portfolio. Our diversification goals also take into account investing in sectors or regions we believe will create returns consistent with our investment objective. Under normal conditions, we intend to pursue investments principally in well-located, well-leased assets within the office, retail, industrial and apartment sectors, which we refer to as the “Primary Sectors”. We will also pursue investments in certain sub-sectors of the Primary Sectors, for example the medical office sub-sector of the office sector. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the geographic areas considered for investment. When consistent with our investment objectives, we will also seek to maximize the tax efficiency of our investments through tax-free exchanges and other tax planning strategies.

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one-, five- and ten-year time horizons and select investments that we believe meet our objectives. We own certain investments that provide us with significant cash flows that do not get treated as revenue under GAAP, but do get factored into our Cash on Cash Return calculations. Examples of such non-revenue generating cash flows include the sales tax sharing agreement at Marketplace at Northglenn (See Note 2 for a description of the Enhanced Sales Tax Incentive Program (“ESTIP”)), the real estate tax reimbursement agreement at 25850 S. Ridgeland (See Note 2 for a description of the 25850 S. Ridgeland Tax Increment Financing Note (“TIF Note”)) and the preferred return received from Legacy Village (See Note 4 for a description of the Legacy Village preferred return). For GAAP purposes, cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes. For GAAP purposes, cash received from the Legacy Village preferred return in excess of the net income allocated to us is treated as a return of capital. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns (See Note 2).

The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. These tables provide examples of how the Advisor evaluates the Fund Portfolio when making investment decisions.

Property Sector Diversification

Estimated Percent of Fair Value March 31, 2007

Consolidated Properties

Office

Commercial Office	31%

Medical Office	22%

Retail	23%

Industrial	24%

Apartment	—

Estimated Percent of Fair Value March 31, 2007

Unconsolidated Properties

Office

Commercial Office	49%

Medical Office	—

Retail	51%

Industrial	—

Apartment	—

Geographic Region Diversification

Estimated Percent of Fair Value March 31, 2007

Consolidated Properties

East	11%

West	62%

Midwest	10%

South	17%

Estimated Percent of Fair Value March 31, 2007

Unconsolidated Properties

East	—

West	49%

Midwest	51%

South	—

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

Acquisitions

Consolidated Properties

Consolidated Property acquisitions completed since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Gross Purchase Price in millions (1)	New or Assumed Debt in millions (2)

Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	$59.6	$38.0

Havertys Furniture	Industrial	Braselton, GA	December 3, 2004	28.5	21.4

Hagemeyer Distribution Center	Industrial	Auburn, GA	December 3, 2004	10.2	7.5

25850 S. Ridgeland	Industrial	Monee, IL	December 31, 2004	25.7	16.7

Georgia Door Sales Distribution Center	Industrial	Austell, GA	February 10, 2005	8.5	6.2

105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	18.8	13.0

Property Name	Type	Location	Acquisition Date	Gross Purchase Price in millions (1)	New or Assumed Debt in millions (2)

Waipio Shopping Center	Retail	Waipahu, HI	August 1, 2005	30.5	20.0

Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	91.5	64.5

Pacific Medical Office Portfolio (3)	Office	CA and AZ	December 21, 2005	132.8	84.3

Metropolitan Park North	Office	Seattle, WA	March 28, 2006	89.2	61.0

Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	23.4	14.0

9800 South Meridian (4)	Office	Englewood, CO	December 26, 2006	14.7	8.3

18922 Forge Drive (5)	Office	Cupertino, CA	February 16, 2007	26.2	19.1

4001 North Norfleet Road	Industrial	Kansas City, MO	February 27, 2007	37.6	24.2

(1)	Gross purchase price includes purchase price plus acquisition costs, but does not include additional capital expenditures made after the acquisition date.
(2)	New or assumed debt includes only the debt in place at or shortly after acquisition and does not include additional debt taken out to fund capital expenditures or subsequent repayments of principal.
(3)	We acquired a 95% economic interest in the limited liability company that owns leasehold interests in the Pacific Medical Office Portfolio.
(4)	We acquired a 90% ownership interest in the limited liability company that owns a fee interest in 9800 South Meridian.
(5)	We acquired a 90% ownership interest in the limited liability company that owns a fee interest in 18922 Forge Drive.

2004 Acquisitions

Monument IV at Worldgate is a 228,000 square-foot office building in Herndon, Virginia, a suburb of Washington, DC. The property is 100% leased under a net lease to Fannie Mae. The lease expires in 2011.

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

Pacific Medical Office Portfolio is a 755,000 square-foot medical office building portfolio located mainly on the campuses of Catholic Healthcare West hospitals. The fifteen buildings are located in southern California and Phoenix, Arizona. The portfolio is 91% leased. The property’s largest tenants include Catholic Healthcare West, Health Care Partners, Ltd. and Facey Medical Foundation. The portfolio has a mixture of tenants who pay their pro rata share of operating expenses and those that do not pay any operating expenses.

2006 Acquisitions

Metropolitan Park North is a 186,000 square-foot, multi-tenant office building with a five-level parking garage located in Seattle, Washington with lease expirations through 2016. The property is 100% leased, under net leases. The property’s largest tenants include Nordstrom’s information technology group and a 24-Hour Fitness center.

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

2007 Acquisitions

18922 Forge Drive is a 91,200 square-foot, multi-tenant office building located in Cupertino, California. The property is 100% leased, under net leases with tenant expirations through 2010. The property’s tenants are IBM and Oracle, who have both sub-leased the space to other technology companies.

4001 North Norfleet Road is a 702,000 square-foot, single-tenant industrial building located in Kansas City, Missouri. The property is 100% leased, under a net lease through 2017. The property’s tenant is Musician’s Friend, a subsidiary of Guitar Center.

Unconsolidated Properties

Unconsolidated Properties acquired since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Gross Purchase Price in millions (1)	New or Assumed Debt in millions (2)	Share of New or Assumed Debt in millions (3)

Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	$80.6	$104.2	$48.5

111 Sutter Street	Office	San Francisco, CA	March 29, 2005	68.4	56.0	44.8

(1)	Gross purchase price consists of purchase price plus acquisition costs for our interest, but does not include additional capital expenditures made after the acquisition date.
(2)	New or assumed debt includes only the debt in place at or shortly after acquisition and does not include subsequent repayments or principal.
(3)	Our share of the Unconsolidated Properties new or assumed debt is based on our ownership percentages.

2004 Acquisition

We have a 46.5% ownership interest in the limited liability company that owns Legacy Village, a 595,000 square-foot lifestyle retail center in Lyndhurst, Ohio, an eastern suburb of Cleveland. The property’s largest tenants include Expo Design Center (the store closed in August 2005, but continues to pay rent under a long-term lease that runs through 2044), Dick’s Sporting Goods, Giant Eagle, Crate & Barrel and Joseph Beth Books. The property is 95% leased with leases expiring between 2008 and 2044. Tenants of this center pay their pro rata share of the property’s operating expenses.

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

Results of Operations for the three months ended March 31, 2007 and 2006:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties owned by us at March 31, 2007, which were also owned by us during the entire year ended on December 31, 2006. Comparable real estate investments at March 31, 2007 include:

•	Monument IV at Worldgate,

•	Havertys Furniture,

•	Hagemeyer Distribution Center,

•	25850 S. Ridgeland,

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Waipio Shopping Center,

•	Marketplace at Northglenn and

•	the Pacific Medical Office Portfolio.

Revenues

	Total Fund Real Estate Investments
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	$ Change	% Change

Revenues:

Minimum rents	$11,683,663	$9,126,566	$2,557,097	28.0%

Tenant recoveries and other rental income	3,542,516	2,231,175	1,311,341	58.8%

Total revenues	$15,226,179	$11,357,741	$3,868,438	34.1%

Increases in all revenue line items from 2006 to 2007 are directly attributable to the acquisition of the real estate investments that occurred during 2006 and 2007.

Included in minimum rents, as a net increase, are SFAS 141 and 142 above- and below-market lease amortization (See Note 2) of $305,764 and $428,333 for the three months ended March 31, 2007 and 2006, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $315,766 and $356,071 for the three months ended March 31, 2007 and 2006, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	$ Change	% Change

Revenues:

Minimum rents	$8,936,268	$9,047,223	$ (110,955)	(1.2)%

Tenant recoveries and other rental income	2,864,375	2,231,175	633,200	28.4%

Total revenues	$11,800,643	$11,278,398	$522,245	4.6%

	Total Revenues Reconciliation
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Total revenues:

Comparable real estate investments	$11,800,643	$11,278,398

Non-comparable real estate investments	3,425,536	79,343

Total revenues	$15,226,179	$11,357,741

Minimum rents at comparable real estate investments decreased for the three months ended March 31, 2007 over the same period in 2006 as a result of a decrease in rental revenue at the Pacific Medical Office Portfolio of approximately $166,000, caused by a decrease in overall occupancy from 93% to 91%, which was partially offset by additional rental revenue related to the Havertys Furniture expansion (See Note 10) of approximately $75,000. Tenant recoveries and other rental income increased for the three months ended March 31, 2007 over the same period in 2006 as a result of an increase in recoveries at Marketplace at Northglenn of approximately $307,000, which was mainly related to increased real estate tax recoveries as a result of an impending real estate tax reassessment. Other items impacting recovery revenue include an increase in recoveries at the Pacific Medical Office Portfolio of approximately $242,000 related to an increased reimbursable insurance expense of approximately $94,000 and general operating expense increases and an increase of approximately $66,000 at Havertys Furniture the result of the increased square footage of the building (See Note 10).

Operating Expenses

	Total Fund Real Estate Investments
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	$ Change	% Change

Operating expenses:

Real estate taxes	$1,889,529	$1,183,924	$705,605	59.6%

Property operating	2,657,247	1,825,774	831,473	45.5%

Manager and advisor fees	1,580,422	1,091,824	488,598	44.8%

Fund level expenses	612,132	451,287	160,845	35.6%

Provision for doubtful accounts	102,700	—	102,700	—

General and administrative	129,884	46,571	83,313	178.9%

Depreciation and amortization	5,668,759	4,151,884	1,516,875	36.5%

Total operating expenses	$12,640,673	$8,751,264	$3,889,409	44.4%

Increases in all operating expense line items from 2006 to 2007 are mainly attributable to the acquisition of the real estate investments that occurred during 2006 and 2007.

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV, but are expected to grow as we continue to sell Common Stock and acquire additional properties. The variable fee is calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but is expected to grow as the Fund grows. Increase in manager and advisor fees from 2006 to 2007 relate mainly to the fixed management and advisory fee.

Our Fund level expenses in 2007 and 2006 were subject to an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager (See Note 9) and relate to our offering costs and our compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. Fund level expenses of $4,816 are being carried forward by the Manager as of March 31, 2007. Fund level expenses of $50,882 were carried forward as of December 31, 2006, most of which was reimbursed to the Manager during the quarter ended March 31, 2007. The Expense Limitation Agreement was renewed and extended through December 31, 2007, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion. Significant amounts of Fund level expenses are expected to be incurred during the next few years as we will be required to comply with the disclosure rules of the SEC and the heightened internal control requirements of Sarbanes-Oxley.

Provision for doubtful accounts relate to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2006 to 2007 relate mainly to tenant bankruptcies at some of our multi-tenant office properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. Increase in general and administrative expenses from 2006 to 2007 relate mainly to bank fees and state taxes.

We expect depreciation and amortization expense to increase as we acquire new real estate investments. Depreciation and amortization expense will be impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	$ Change	% Change

Operating expenses:

Real estate taxes	$1,569,210	$1,183,924	$385,286	32.5%

Property operating	2,093,647	1,819,398	274,249	15.1%

Provision for doubtful accounts	102,700	—	102,700	—

General and administrative	76,242	46,552	29,690	63.8%

Depreciation and amortization	4,425,037	4,151,884	273,153	6.6%

Total operating expenses	$8,266,836	$7,201,758	$1,065,078	14.8%

	Operating Expenses Reconciliation
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Total operating expenses:

Comparable real estate investments	$8,266,836	$7,201,758

Non-comparable real estate investments	2,158,694	6,376

Manager and advisor fees	1,580,422	1,091,824

Fund level expenses	612,132	451,287

General and administrative	22,589	19

Total operating expenses	$12,640,673	$8,751,264

The increase in real estate taxes expense at comparable real estate investments is due to real estate tax reassessments causing increased expense at Marketplace at Northglenn of approximately $296,000 and at Havertys Furniture of approximately $63,000.

The increase in property operating expenses at comparable real estate investments is primarily related to increased insurance costs at the Pacific Medical Office Portfolio of approximately $94,000 and increased snow removal expense at Marketplace at Northglenn of approximately $87,000, coupled with general expense increases at other properties. As a result of the losses incurred by the insurance industry during the 2005 hurricane season, the cost of property insurance has increased for many of our properties. Denver, Colorado had significant amounts of snow fall during the first quarter of 2007 that had not occurred during the same period in 2006 causing the increase in snow removal expense at Marketplace at Northglenn.

The increase in provision for doubtful accounts at comparable properties is related to uncollectible accounts at the Pacific Medical Office Portfolio for uncollectible expense reimbursements and base rents for certain tenants that have vacated their space prior to the expiration of their leases.

The increase in general and administrative expense at comparable properties is primarily related to certain non-reimbursable state and local taxes and general property level legal costs.

The increase in depreciation and amortization expense at comparable properties is primarily related to the depreciation and amortization of capital expenditures incurred during 2006 and 2007 and the write-off of tenant improvements and lease commissions with respect to certain tenants that terminated their leases early, both of which occurred at the Pacific Medical Office Portfolio.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	$ Change	% Change

Other income and (expenses):

Interest income	$638,969	$263,868	$375,101	142.2%

Interest expense	(5,320,969)	(3,961,174)	(1,359,795)	(34.3)%

Loss allocated to minority interests	72,943	22,876	50,067	218.9%

Equity in income (loss) of unconsolidated affiliates	125,140	(64,763)	189,903	293.2%

Total other income and (expenses):	$(4,483,917)	$(3,739,193)	$(744,724)	(19.9)%

Interest income increased for the three months ended March 31, 2007 over 2006 as a result of investing cash from the sale of Common Stock in 2006 and 2007 prior to closing on real estate investments.

We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $131,624 and $97,542 for the three months ended March 31, 2007 and 2006, respectively. Also included in interest expense for the three months ended March 31, 2007 and 2006, as a reduction, is amortization of debt premium associated with the assumption of debt on the Pacific Medical Office Portfolio of $71,765 and $71,338, respectively. Also included in interest expense for the three months ended March 31, 2007 as an increase, amortization of debt discount associated with the assumption of debt on Stirling Slidell Shopping Centre of $9,531.

Loss allocated to minority interests represents the other owners’ share of the net loss recognized from operations of our consolidated joint ventures (See Note 5). The amount of future income or loss allocated to the minority interest owners of our consolidated joint ventures will be directly impacted by the net income or net loss recognized by that investment. Increase in loss allocated to minority interests from 2007 to 2006 is directly attributable to the acquisition of 18922 Forge Drive in 2007 and 9800 South Meridian in 2006.

Equity in income (loss) of unconsolidated affiliates increased by $189,903 as equity income from Legacy Village decreased by $4,688 from equity income of $51,839 for the three months ended March 31, 2006 to equity income of $47,151 for the year ended March 31, 2007. Equity in the loss at 111 Sutter Street increased by $194,591 from equity loss of $116,602 for the three months ended March 31, 2006 to equity income of $77,989 for the three months ended March 31, 2007 as a result of an increase in occupancy from 92% to 100%.

Significant Events

Events at Consolidated Properties

Construction on the Havertys Furniture 297,000 square foot expansion commenced in May 2005 and was completed in April 2006. The rent from the expansion had a favorable impact on our cash flow in 2006 and we expect it to have a favorable impact going forward. The cost for the Havertys Furniture expansion was approximately $11.0 million. The tenant took occupancy and began paying rent on approximately 156,000 square feet on January 9, 2006, approximately 36,000 square feet on February 15, 2006, approximately 32,000 square feet on March 1, 2006 and took occupancy of the remainder of the building in April 2006. We obtained an $11.5 million construction loan on the expansion in late December 2005, which had an outstanding balance of $10.1 million at December 31, 2006, at a fixed-rate of 6.19%. We borrowed an additional $1.0 million on the loan in January 2007 at which time the construction loan converted to a permanent mortgage loan. No further borrowings on the debt are expected. As part of the building expansion, the tenant extended its lease expiration from 2017 to 2021.

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

The Expo Design Center space has not been re-tenanted, and during September 2006, an anchor tenant of the property gave notice of its intent to terminate its lease effective November 2006 as a result of the co-tenancy provisions triggered by the Expo Design Center store closure. Subsequent to this termination, the tenant agreed to continue operating its store, paying reduced rent until the end of January 2007. During December 2006, the anchor tenant signed a lease modification which nullified the lease termination. Among other things, the lease modification reduces the base rent paid by the tenant through 2014 after which time the rent returns to its original amount. The term of the lease was not changed and continues through 2019. The signing of the lease modification prevented the triggering of co-tenancy provisions with a number of other tenants at Legacy Village. Co-tenancy provisions remain triggered in the leases of two other tenants at Legacy Village, whose co-tenancy rights arose as a result of the Expo Design Center closure. Neither tenant has exercised these co-tenancy rights as of the date of the filing of this Form 10-Q.

The co-tenancy provisions resulted in a decrease in rental revenue of approximately $640,000 in 2006. We estimate the potential loss in rental revenue for the two tenants whose co-tenancy provisions remain triggered to be between $60,000 and $470,000 for 2007 depending on whether the tenants decide to continue their occupancy at Legacy Village or terminate their leases. Based on the current occupancy, the co-tenancy provision can be satisfied if approximately half of the Expo Design Center space is re-tenanted and open for business. Home Depot, Inc. has retained a firm to assist it in re-tenanting the building, which would include sub-leasing the space to one or more retail tenants that meet certain use criteria. The Fund’s cash flow was protected through August 2006 by the preferred return it received from Legacy Village (See Note 4 for a description of the preferred return), but is now subject to variability.

Current Share Price

The Current Share Price of the Common Stock is $115.95 as of March 31, 2007 (Refer to Note 7).

Liquidity and Capital Resources

The sources and uses of cash for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	$ Change

Net cash provided by operating activities	$6,435,336	$738,818	$5,696,518

Net cash used in investing activities	(61,680,623)	(95,589,734)	33,909,111

Net cash provided by financing activities	83,051,871	89,517,773	(6,465,902)

Our net cash flows provided by operating activities was impacted by a decrease in net income of $0.8 million, caused in part by an increase in interest expense of $1.4 million. The decrease in net income was more than offset by an increase in depreciation and amortization expense of $1.6 million. Our working capital was impacted between the three months ended March 31, 2007 and March 31, 2006 by the following items:

•	an decrease in prepaid expenses and other assets of $0.9 million related to general Fund activity and

•	an increase in accounts payable and accrued expenses of $4.2 million related to increases in accrued real estate tax expense and accrued manager and advisor fees payable.

In the future, we expect tenant accounts receivable to increase and to use significant amounts of working capital to pay operating expenses and interest expense as we acquire additional real estate investments.

Cash used in investing activities increased as a result of a $31.0 million decrease in acquisition activity coupled with a $1.6 million decrease in capital additions and lease commissions for the three months ended March 31, 2007 over the three months ended March 31, 2006. Cash provided by financing activities decreased for the three months ended March 31, 2007 over the same period 2006 as a result of a decrease in borrowings of $35.0 million offset by an increase in Share issuances of $21.2 million, and decrease in payments on the credit facility of $9.0 million.

On November 29, 2006 and December 22, 2006, we accepted subscription agreements relating to the sale by the Fund of its Shares in the total amount of approximately $42.5 million, which was received from subscribers and placed into an escrow account with PNC Bank, as escrow agent for the subscribers. Capital held in escrow is not available to be withdrawn by a subscriber. Under the terms of the subscription agreements, the issuance and sale of Shares to subscribers (the “Closing”) must occur within 100 calendar days of November 29, 2006 and December 22, 2006 in one or more Closings. On February 16, 2007, we sold 374,377 shares of our Common Stock to subscribers whose funds were held in escrow at December 31, 2006. The right of the Manager to delay the subscribers’ purchase of Shares for up to 100 calendar days allows the Manager to manage the possible dilutive effect on the Fund’s performance of new capital prior to the time it can be invested and facilitates the ability of the Fund’s Advisor to make appropriate real estate investments that correspond with the amount of capital raised. The price at which new Shares are sold to subscribers is the per Share NAV of the Fund, defined as the Current Share Price, determined as of the end of the most recently completed calendar quarter prior to the relevant Closing.

On March 29, 2007, we accepted subscription agreements relating to the sale by the Fund of its Shares of approximately $32.1 million, which was received from subscribers and placed into an escrow account with PNC Bank, as escrow agent for the subscribers. The Fund must issue Shares and draw down on these funds by the close of business on July 6, 2007.

Financing

One of our investment strategies is to use leverage in an effort to improve the overall performance of the Fund. Our target is to maintain an overall Fund Portfolio level loan-to-value ratio of not more than 65%, with an individual asset’s long-term loan-to-value ratio not to exceed 75%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at March 31, 2007 and December 31, 2006 for such debt. The Unconsolidated Debt table provides information on our pro rata share of joint venture debt.

Consolidated Debt

	March 31, 2007		December 31, 2006
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate

Fixed	$395,233,393	5.55%	$351,382,719	5.50%

Variable	8,328,858	6.92%	8,255,779	6.92%

Total	$403,562,251	$5.57%	$359,638,498	5.53%

Unconsolidated Pro Rata share of Debt

	March 31, 2007		December 31, 2006
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate

Fixed	$91,934,638	5.60%	$92,205,726	5.60%

Variable	—	—	—	—

Total	$91,934,638	5.60%	$92,205,726	5.60%

We have placed mostly fixed-rate financing with terms ranging from 5 to 10 years. At December 31, 2005, we had three loans collateralized by the Consolidated Properties with floating-rate tranches totaling $5.0 million at LIBOR plus 140 basis points (5.69% at December 31, 2005). On May 25, 2006, we repaid the $5.0 million of floating-rate loans from the proceeds of the sale of Common Stock, which occurred on May 19, 2006. At March 31, 2007 we have one floating rate loan at LIBOR plus 160 basis points (6.92% at March 31, 2007).

We anticipate that we will continue to use mainly fixed-rate debt to acquire real estate investments as long as interest rates remain favorable.

Line of Credit

On December 21, 2005, we obtained a new $30.0 million line of credit, which could have been expanded to $50.0 million once the Fund’s NAV exceeded $300 million, subject to certain financial covenants. The line of credit expired on December 21, 2006, but was extended through February 21, 2007 while we negotiated a new line of credit with the lender.

This line of credit carried interest at rates that approximated LIBOR plus 1.80% or a base rate, which was the greater of (i) the interest rate per annum announced from time to time by the lender as its prime rate or (ii) the Federal Funds effective rate plus 0.75%, as determined by the lender, dependent on the length of time we expect the loan to be outstanding. No borrowings were outstanding on our line of credit at December 31, 2006. As of December 31, 2006, we had issued two letters of credit from our line of credit in a total amount of $5.6 million, which were used to secure two future real estate acquisitions.

In February 2007, we entered into a new $60.0 million line of credit agreement, replacing the existing $30.0 million line of credit agreement, that can be expanded to $70.0 million now that the Fund’s NAV exceeds $300 million, subject to certain financial covenants. The line of credit carries interest at rates that approximate LIBOR plus 1.50% or a base rate, which is the greater of (i) the interest rate per annum announced from time to time by the lender as its prime rate or (ii) the Federal Funds effective rate plus 0.75%, as determined by the lender, dependent on the length of time we expect the loan to be outstanding. As of March 31, 2007, we had issued a letter of credit from our line of credit for $3.1 million, which is used to secure a future real estate acquisition.

We anticipate that we will need a line of credit throughout the life of the Fund to accomplish our acquisition and operational objectives. In this respect, monies borrowed on our line of credit will be repaid from three sources:

•	placing fixed-rate mortgages on the Fund Portfolio,

•	cash flow generated by the Fund Portfolio, and

•	sales of our Common Stock.

Off Balance Sheet Arrangements

The Fund’s only off balance sheet commitment as of March 31, 2007 relates to a $3.1 million non-revocable letter of credit deposit for the purchase of a property.

Contractual Cash Obligations and Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence.

During the quarter ended March 31,2007, we entered into the following contractual commitments:

•

a $19.1 million mortgage loan collateralized by 18922 Forge Drive at fixed rate of 6.24% maturing in 2014. In February 2012, the mortgage loan will convert to a variable-rate mortgage loan in which interest will be based on LIBOR plus 1.45%;

•	a $24.2 million mortgage loan collateralized by 4001 North Norfleet Road at a fixed rate of 5.60% (resetting to a market rate in 2013), maturing in 2017.

On April 16, 2007, we acquired Station Nine funded with a $15.0 million draw on our line of credit and cash on hand, and on May 1, 2007, we closed a mortgage loan, a portion of the proceeds from which were used to repay borrowings under the line of credit with the remainder to be used to fund future acquisitions (See Note 14).

Commitments

In February 2005, Havertys Furniture gave us an expansion notice that required us to expand the building by 297,000 square feet. In July 2005, Havertys Furniture signed a lease amendment to extend its lease term through 2021. Construction began in May 2005 and was completed in April 2006. The total construction cost was approximately $11.0 million. On December 30, 2005, we obtained an $11.5 million fixed-rate construction loan, of which $10.1 million had been borrowed at December 31, 2006. The construction loan matures in 2015 bearing interest at a fixed-rate of 6.19%, interest-only for the first four years. We borrowed an additional $1.0 million on the construction loan in January 2007 at which time the loan was converted to a permanent mortgage loan. We do not expect to borrow any additional funds on this loan.

We are subject to ground lease payments of $35 per year for 72 years on the fifteen buildings in the Pacific Medical Office Portfolio.

As part of the acquisition of the Pacific Medical Office Portfolio, the limited liability company in which we invested that owns the portfolio, entered into an option agreement that gives the seller the right to effect a put to sell two medical office buildings to the limited liability company between March 21, 2007 and June 21, 2007. During the same exercise period, the limited liability company will have the right to effect a call to buy the two medical office buildings. The purchase price is equal to the net operating income of the two buildings (projected forward for twelve months, subject to adjustments) divided by a cap rate of 7.75%. No initial investment was required by the limited liability company, but $500,000 was deposited as collateral for the contract. The purchase price is expected to be between $12.0 and $19.0 million depending on the building’s net operating income. If neither party exercises the option by the expiration of the agreement, the contract becomes null and void and the deposit will be returned. The deposit will be retained by the seller if the limited liability company fails to purchase the buildings after the put option notice has been given. The limited liability company exercised the purchase option on April 20, 2007.

The Pacific Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1.9 million into an escrow account to fund future tenant improvements and leasing commissions. At March 31, 2007 we had approximately $1.5 million deposited in this escrow, and we expect to fund approximately $300,000 during 2007. Additionally, we are required to deposit approximately $151,000 per year into an escrow account to fund capital expenditures. At March 31, 2007 our capital account escrow balance was $447,000. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the Pacific Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North requires that on or before April 1, 2009, we are obligated to post a $3.9 million reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3.9 million deposit to us. If the tenant fails to provide notice of its renewal, we are obligated to post an additional $2.8 million deposit into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s).

In November 2006, we entered into a purchase contract to acquire a 100% ownership interest in a 137,000 square-foot office building for approximately $33.8 million located in Calgary, Canada. The property is currently under construction. We expect to acquire the property once construction is completed during the third quarter of 2007. The building is 100% pre-leased to a number of engineering companies with leases expiring in five and ten years. In December 2006, we placed a $3.1 million non-revocable letter of credit deposit for the purchase of the property.

In February 2007, we entered into a purchase contract to acquire a 100% interest in two single tenant office buildings totaling 141,000 square-feet located in St. Charles, Missouri for approximately $28.2 million. One of the buildings is currently under construction. The acquisition will include our assumption of an approximate $7.4 million, fixed-rate mortgage loan, maturing in February 2015 at 6.05%. On March 8, 2007, we committed to and locked the interest rate on an $11.1 million, ten-year mortgage loan, interest-only for the first three years which will be collateralized by one of the two single-tenant office buildings located in St. Charles, Missouri. The interest rate is set at 5.60% for the first six years after which it will be reset to a market rate for the final four years.

On April 4, 2007, we entered into a purchase contract and made a non-refundable deposit of $4.0 million to acquire a 100% interest in two four-story office buildings leased to a single tenant totaling 199,000 square-feet in Sorrento Mesa, California located north of San Diego, California for approximately $55.3 million. The acquisition will include our assumption of an approximate $31.0 million, fixed-rate mortgage loan, maturing in June 2017 at 5.90%.

On April 4, 2007, we entered into a purchase contract and made a non-refundable deposit of $1.0 million to acquire a 100% interest in Station Nine a 323 unit apartment building in Durham, North Carolina located adjacent to the Duke University campus for approximately $55.7 million. Also on April 4, 2007, we committed to and locked the interest rate on a $36.9 million, ten-year mortgage loan, interest-only maturing in 2017 at 5.50%. We acquired Station Nine on April 16, 2007, funded by cash on hand and a $15.0 million borrowing on our line of credit. On April 30, 2007, we borrowed $36.9 million on a mortgage loan from Bank of America collateralized by Station Nine. Proceeds of the loan were used to repay the line of credit borrowing and will be used to fund future acquisitions.

On May 1, 2007, we committed to and locked the interest rate on an $26.6 million, ten-year mortgage loan, interest-only for the first five years at a fixed rate of 5.16%, which will be collateralized by an office building located in Calgary, Canada.

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

As of March 31, 2007, we had consolidated debt of $403.6 million of which $8.3 million was variable-rate debt and a $1.7 million net premium on the assumption of debt. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $8.3 million of variable-rate debt would have resulted in an approximately $21,000 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

All our Unconsolidated Properties are financed with fixed-rate debt, therefore we are not subject to interest rate exposure at these properties.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2006, the fair value of our mortgage notes payable and other debt payable is estimated to be approximately $4.4 million lower than the carrying value of $359.6 million. If treasury rates were to increase by 25 basis points, the fair value of our mortgage notes payable and other debt payable would have been approximately $8.6 million lower than the carrying value.

At March 31, 2007, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $3.2 million lower than the carrying value of $403.6 million. If treasury rates were to have increased by 25 basis points, the fair value of our mortgage notes payable and other debt payable would be approximately $8.3 million lower than the carrying value.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Exchange Act) as of the end of the period covered by this report as required by Rule 13a – 15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

The most significant risk factors applicable to the Fund are described in Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds

February 2, 2007 (1)	12,003	$115.02	$1,380,453	Used to invest in cash and cash equivalents

(1)	This sale occurred pursuant to our dividend reinvestment plan.

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: May 8, 2007	By:	/s/ Henry I. Feuerstein
Henry I. Feuerstein

President and Chief Executive Officer