Form 10-Q
period 2007-06-30
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2007-08-09
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

N/A

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

YES  ☐    NO  ☑

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on August 8, 2007 was 3,463,832.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Investments in real estate:
Land	$112,978,206	$63,734,478
Buildings and equipment	599,675,872	403,054,526
Construction in progress	789,152	—
Less accumulated depreciation	(15,816,700)	(10,614,390)

Net property and equipment	697,626,530	456,174,614
Investments in unconsolidated real estate affiliates	45,325,433	47,958,556

Net investments in real estate	742,951,963	504,133,170
Cash and cash equivalents	5,880,175	28,969,562
Restricted cash	4,590,117	4,584,158
Tenant accounts receivable, net	1,745,332	1,909,505
Deferred expenses, net	4,348,197	3,168,332
Acquired intangible assets, net	113,565,962	82,527,563
Deferred rent receivable, net	3,457,336	2,686,998
Prepaid expenses and other assets	7,664,526	7,714,659

TOTAL ASSETS	$884,203,608	$635,693,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes and other debt payable	$545,962,250	$361,350,770
Accounts payable and other accrued expenses	5,457,451	4,067,379
Distributions payable	5,330,432	4,633,215
Accrued interest	2,236,464	1,566,347
Accrued real estate taxes	2,559,164	2,563,261
Manager and advisor fees payable	2,584,209	1,786,399
Acquired intangible liabilities, net	21,738,461	15,468,359

TOTAL LIABILITIES	585,868,431	391,435,730
Minority interests	7,408,457	3,036,401
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock: $0.01 par value; 5,000,000 shares authorized; 3,210,036 and 2,647,551 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	32,101	26,476
Additional paid-in capital	340,572,370	274,634,314
Distributions to stockholders	(36,168,710)	(26,184,060)
Accumulated deficit	(13,509,041)	(7,254,914)

Total stockholders’ equity	290,926,720	241,221,816

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$884,203,608	$635,693,947

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenues:
Minimum rents	$13,645,734	$10,319,268	$25,329,397	$19,445,834
Tenant recoveries and other rental income	3,656,395	2,600,542	7,198,911	4,831,717

Total revenues	17,302,129	12,919,810	32,528,308	24,277,551
Operating expenses:
Real estate taxes	1,499,803	1,366,756	3,389,332	2,550,680
Property operating	2,984,119	2,155,679	5,641,366	3,981,453
Manager and advisor fees	1,821,067	1,217,309	3,401,489	2,309,133
Fund level expenses	735,471	475,035	1,347,603	926,322
Provision for doubtful accounts	91,892	132,012	194,592	132,012
General and administrative	176,221	116,738	306,105	163,309
Depreciation and amortization	7,820,526	4,917,092	13,489,285	9,068,976

Total operating expenses	15,129,099	10,380,621	27,769,772	19,131,885

Operating income	2,173,030	2,539,189	4,758,536	5,145,666
Other income and (expenses):
Interest income	566,007	321,632	1,204,976	585,500
Interest expense	(6,422,873)	(4,882,580)	(11,743,842)	(8,843,754)
Loss allocated to minority interests	64,857	42,972	137,800	65,848
Equity in income (loss) of unconsolidated affiliates	346,313	(128,094)	471,453	(192,857)

Total other income and (expenses):	(5,445,696)	(4,646,070)	(9,929,613)	(8,385,263)

Net loss	$(3,272,666)	$(2,106,881)	$(5,171,077)	$(3,239,597)

Loss per share-basic and diluted	$(1.04)	$(0.92)	$(1.73)	$(1.51)

Weighted average common stock outstanding-basic and diluted	3,159,225	2,280,528	2,997,522	2,148,171

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount
Balance, January 1, 2007	2,647,551	$26,476	$274,634,314	$(26,184,060)	$(7,254,914)	$241,221,816
Issuance of common stock	677,407	6,774	78,179,051	—	—	78,185,825
Repurchase of common stock	(114,922)	(1,149)	(12,240,995)	—	(1,083,050)	(13,325,194)
Net loss	—	—	—	—	(5,171,077)	(5,171,077)
Distributions declared ($3.50 per share)	—	—	—	(9,984,650)	—	(9,984,650)

Balance, June 30, 2007	3,210,036	$32,101	$340,572,370	$(36,168,710)	$(13,509,041)	$290,926,720

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,171,077)	$(3,239,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests	(137,800)	(65,848)
Depreciation	5,202,310	3,715,601
Amortization of in-place lease intangible assets	8,233,565	5,328,315
Amortization of net above- and below-market in-place leases	(553,407)	(757,898)
Amortization of financing fees	285,627	246,523
Amortization of debt premium and discount	(106,213)	(142,678)
Amortization of lease commissions	53,410	25,060
Provision for doubtful accounts	194,592	132,012
Equity in (income) loss of unconsolidated affiliates	(471,453)	192,857
Distributions of income received from unconsolidated affiliates	471,453	26,472
Net changes in assets and liabilities:
Tenant accounts receivable	(30,419)	(1,861,078)
Deferred rent receivable	(770,338)	(754,407)
Prepaid expenses and other assets	50,133	550,690
Manager and advisor fees payable	797,810	(1,046,901)
Accounts payable and accrued expenses	2,182,274	(422,824)

Net cash provided by operating activities	10,230,467	1,926,299
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(203,993,446)	(94,332,566)
Capital improvements	(968,487)	(2,558,553)
Deposits for investments under contract	—	(500,000)
Distributions received from unconsolidated affiliates in excess of income	2,633,123	2,485,914
Loan escrows	(225,109)	436,917

Net cash used in investing activities	(202,553,919)	(94,468,288)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	75,410,485	52,543,652
Repurchase of common stock	(13,325,194)	—
Distributions to stockholders	(6,512,093)	(4,784,563)
Distributions paid to minority interests	(159,254)	(110,185)
Deposits on loan commitments	(265,450)	—
Draws on credit facility	28,000,000	19,000,000
Payments on credit facility	(15,000,000)	(19,000,000)
Debt issuance costs	(1,378,420)	(361,913)
Proceeds from mortgage notes and other debt payable	103,406,075	64,413,768
Principal payments on mortgage notes and other debt payable	(942,084)	(5,000,000)

Net cash provided by financing activities	169,234,065	106,700,759

Net (decrease) increase in cash and cash equivalents	(23,089,387)	14,158,770
Cash and cash equivalents at the beginning of the period	28,969,562	8,161,608

Cash and cash equivalents at the end of the period	$5,880,175	$22,320,378

Supplemental disclosure of cash flow information:
Interest paid	$10,903,160	$8,392,131

Interest capitalized	$8,849	$20,071

Non-cash activities:
Distributions payable	$5,330,432	$3,772,189
Stock issued through dividend reinvestment plan	2,775,340	1,647,810
Liability for capital expenditures	126,182	3,884,999
25850 S. Ridgeland option payment	—	499,500
Assumption of mortgage loan payable	69,253,702	—
Minority interests	4,669,110	—

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

On December 23, 2004, we held an initial closing (the “Initial Closing”) and sold an additional 836,100 Shares for $100 per share to approximately 400 accredited investors. Concurrent with the Initial Closing, LUSHI received a distribution equal to the return generated by the Fund while LUSHI was our sole stockholder based on an agreement among LUSHI, the manager of the Fund and the Fund and the return of the excess capital of $40,082,667, leaving $10,000,000 of LUSHI’s initial investment in the Fund. To give effect to LUSHI’s investment, LUSHI was issued an additional 99,000 Shares at the Initial Closing, which along with the initial 1,000 shares issued on May 28, 2004 as noted above, reflect a total investment by LUSHI of $10,000,000 for which it received 100,000 Shares. Also on December 23, 2004, our sponsor, U.S. Trust Company, N.A., acting through its investment advisory division, U.S. Trust Company, N.A. Asset Management Division, became the manager of the Fund (the “Former Manager”). On December 16, 2005, UST Advisers, Inc., a wholly-owned subsidiary of U.S. Trust Company, N.A., assumed the duties and responsibilities of U.S. Trust Company, N.A. Asset Management Division and became the manager of the Fund (the “Manager”). The Manager is registered as an investment advisor with the Securities and Exchange Commission (the “SEC”). The Manager has the day-to-day responsibility for our management and administration pursuant to a management agreement between us and the Manager (the “Management Agreement”). On March 31, 2006, U.S. Trust Company, N.A. merged with its affiliate, United States Trust Company, National Association (“U.S. Trust”), with U.S. Trust as the surviving entity. The Manager is a wholly-owned subsidiary of U.S. Trust. U.S. Trust is a wholly-owned subsidiary of U.S. Trust Corporation (“U.S. Trust Corp.”), which was formerly a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”), a New York Stock Exchange-listed financial services firm.

On July 1, 2007, U.S. Trust Corp. was acquired by Bank of America Corporation (“BAC”). As a result of this transaction, UST Advisers, Inc., the Manager of the Fund, and UST Securities, Corp., the Fund’s placement agent, (both indirect subsidiaries of U.S. Trust), are now indirect wholly-owned subsidiaries of, and controlled by, BAC. Prior to the transaction, U.S. Trust and its subsidiaries, including UST Advisers, Inc. and UST Securities, Corp., were controlled by Schwab. UST Advisers, Inc. will continue to serve as the Manager of the Fund and UST Securities Corp. will continue to serve as the placement agent to the Fund, and the Fund has consented to the change in ownership of the Manager and UST Securities Corp.

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

Minority interests represent the minority members’ proportionate share of the equity in our consolidated variable interest entities (as determined by FIN 46(R)), PMB Acquisitions #1 Partners, LLC, 9800 South Meridian, LLC, Forge Cupertino, LLC, and The District at Howell Mill, LLC for which we are the primary beneficiary. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the implied fair value, based on the purchase price. Minority interests will increase for the minority members’ share of net income of these variable interest entities and decrease for the minority members’ share of net loss and distributions.

Certain of the Fund’s joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Fund is not obligated to purchase the interest of its outside joint venture partners.

Certain reclassifications of prior period amounts have been made to the consolidated statement of operations and consolidated statement of cash flows. These reclassifications have been made to conform to the 2007 presentation. These reclassifications have not changed the Fund’s financial position as of June 30, 2006 or consolidated results of operations or cash flows for the three and six months ended June 30, 2006.

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

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. For the three and six months ended June 30, 2007, $454,572 and $770,338, respectively, has been recognized as straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases), all of which are included in deferred rent receivable in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2006, $399,454 and $754,407, respectively, has been recognized as straight-line rent revenue. Also included, as an increase to minimum rents, for the three and six months ended June 30, 2007, are $247,644 and $553,407, respectively, of amortization related to above- and below-market in-place leases at properties acquired as provided by FASB Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Included, as an increase to minimum rents, for the three and six months ended June 30, 2006, are $329,565 and $757,898, respectively, of amortization related to above- and below-market in-place leases. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.

Percentage rents are recognized when earned as certain tenant sales volume targets, as specified by the lease terms, are met. For the three and six months ended June 30, 2007, $66,657 and $129,897, respectively, of percentage rent have been recognized in tenant recoveries and other rental income. For the three and six months ended June 30, 2006, $18,493 and $86,689, respectively, of percentage rent have been recognized in tenant recoveries and other rental income.

We provide an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At June 30, 2007 and December 31, 2006, our allowance for doubtful accounts was $319,621 and $190,420, respectively.

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

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at June 30, 2007 and December 31, 2006 was $913,979 and $574,942, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist principally of long-term notes receivable from local governments related to real estate tax rebates and sales tax sharing agreements. The acquisition of Marketplace at Northglenn included an Enhanced Sales Tax Incentive Program (“ESTIP”) note receivable from the local government that allows us to share in sales tax revenue generated by the retail center until a specified amount has been paid to us. At June 30, 2007, $1.6 million was the remaining balance owed to the Fund. The acquisition of 25850 S. Ridgeland (formerly referred to as TNT Logistics) included a Tax Increment Financing Note (a “TIF Note”) issued by the Village of Monee, which will reimburse to us approximately 90% of the real estate tax payments made on the property through 2016 or until the TIF note receivable is repaid. The TIF Note bears interest at 7%. At June 30, 2007, $4.7 million was the remaining balance owed to the Fund. Cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes.

Financial Instruments

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable is approximately $0.5 million and $0.4 million lower than the aggregate carrying amounts at June 30, 2007 and December 31, 2006, respectively. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying consolidated balance sheets at amounts which are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt). The fair value of our mortgage notes and other debt payable was approximately $11.4 million and $4.4 million lower than the aggregate carrying amounts at June 30, 2007 and December 31, 2006, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. As of June 30, 2007, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 1 to 29 years.

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles, acquired non-amortizing land purchase options and non-amortizing tenant improvements and lease commissions funding commitment, which are reported net of accumulated amortization of $24,833,811 and $15,605,898 at June 30, 2007 and December 31, 2006, respectively, on the accompanying consolidated balance sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $5,950,960 and $4,403,203 at June 30, 2007 and December 31, 2006, respectively, on the accompanying consolidated balance sheets. Our amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value in accordance with SFAS 144. To the extent an impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations. Our non-amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A non-amortizing intangible asset is considered to be impaired when the carrying amount of the non-amortizing intangible asset is greater than its fair value in accordance with SFAS 142. To the extent an impairment has occurred, the excess of the carrying value of the non-amortizing intangible asset over its estimated fair value will be charged to operations.

Stock Redemptions

The Fund retires common stock repurchased through the Share Repurchase Program. The excess of redemption price over the stockholders cost basis in the underlying stock is charged to retained earnings.

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

Earnings Per Share (“EPS”)

Basic per share amounts are based on the weighted average of shares outstanding of 3,159,225 and 2,997,522 for the three and six months ended June 30, 2007, respectively. Basic per share amounts are based on the weighted average of shares outstanding of 2,280,528 and 2,148,171 for the three and six months ended June 30, 2006, respectively. We have no dilutive or potentially dilutive securities.

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

NOTE 3—PROPERTY

The primary reason we make acquisitions of real estate investments in the retail, office, industrial, and apartment property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The consolidated properties held within the Fund as of June 30, 2007 are as follows:

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	100%	8/27/2004	$59.6 Million
Havertys Furniture (1)	Industrial	808,000	Braselton, GA	100%	12/3/2004	$28.5 Million
Hagemeyer Distribution Center	Industrial	300,000	Auburn, GA	100%	12/3/2004	$10.2 Million
25850 S. Ridgeland (2)(3)	Industrial	722,000	Monee, IL	100%	12/31/2004	$25.2 Million
Georgia Door Sales Distribution Center	Industrial	254,000	Austell, GA	100%	2/10/2005	$8.5 Million
105 Kendall Park Lane	Industrial	409,000	Atlanta, GA	100%	6/30/2005	$18.8 Million
Waipio Shopping Center	Retail	137,000	Waipahu, HI	100%	8/1/2005	$30.5 Million
Marketplace at Northglenn	Retail	439,000	Northglenn, CO	100%	12/21/2005	$91.5 Million

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Acquisition Price
Pacific Medical Office Portfolio (4)	Office	755,000	CA and AZ	95%	12/21/2005	$132.8 Million
Metropolitan Park North	Office	186,000	Seattle, WA	100%	3/28/2006	$89.2 Million
Stirling Slidell Shopping Centre (5)	Retail	139,000	Slidell, LA	100%	12/14/2006	$23.4 Million
9800 South Meridian (6)	Office	129,000	Englewood, CO	90%	12/26/2006	$14.7 Million
18922 Forge Drive (7)	Office	91,000	Cupertino, CA	90%	2/15/2007	$26.2 Million
4001 North Norfleet Road	Industrial	702,000	Kansas City, MO	100%	2/27/2007	$37.6 Million
Station Nine Apartments	Apartment	312,000	Durham, NC	100%	4/16/2007	$56.4 Million
Westar Office Portfolio (8)	Office	141,000	St. Charles, MO	100%	6/13/2007	$28.6 Million
The District at Howell Mill (9)	Retail	306,000	Atlanta, GA	87.85%	6/15/2007	$78.7 Million
Canyon Plaza (10)	Office	199,000	San Diego, CA	100%	6/26/2007	$55.0 Million

(1)	Includes 297,000 square feet of development constructed subsequent to the acquisition date. Acquisition price does not include $11.0 million of construction costs related to this development.

(2)	On December 31, 2004, we extended an approximate $24.8 million mortgage loan to an unrelated real estate developer collateralized by 25850 S. Ridgeland. The loan required monthly interest-only payments equal to the base rent paid by the tenant. Simultaneous with the signing of the loan agreement, we entered into an option agreement to purchase 25850 S. Ridgeland for the remaining loan balance plus a $500,000 option payment. Based on the provisions of FIN 46(R), 25850 S. Ridgeland was consolidated in the Fund beginning on the date we extended the loan. On March 30, 2006, we exercised the purchase option and acquired a 100% equity interest in the 25850 S. Ridgeland property for the outstanding loan balance plus the $500,000 option payment.

(3)	This property was previously referred to as TNT Logistics but has been renamed for reporting purposes.

(4)	Consists of a portfolio of leasehold interests in fifteen medical office buildings located throughout Southern California and the greater Phoenix metropolitan area. The buildings are all subject to ground leases expiring in 2078. The portfolio was encumbered by four existing fixed-rate mortgage loans totaling $84.3 million maturing in 2013 and 2014 at a weighted average interest rate of 5.77%, interest-only until November 2006. The other member, owning a 5% interest, is an unrelated third party who has an affiliate that performs property management and leasing services for the portfolio of buildings. Pacific Medical Office Portfolio was consolidated into the Fund based on the provisions of FIN 46(R).

(5)	Acquisition price includes the assumption of an approximate $14.0 million, 5.15% fixed-rate mortgage loan maturing in 2014.

(6)	The building will undergo significant upgrades over the next two years which will involve increasing the rentable space by approximately 10,000 square-feet, may involve terminating certain tenant leases as allowed under the terms of those leases and leasing the building to new tenants. The other member, owning a 10% interest, is an unrelated third party. 9800 South Meridian was consolidated into the Fund based on the provisions of FIN 46(R).

(7)	The other member, owning a 10% interest, is an unrelated third party. 18922 Forge Drive was consolidated into the Fund based on the provisions of FIN 46(R).

(8)	Acquisition price includes the assumption of an approximate $7.4 million, 6.05% fixed-rate mortgage loan maturing in 2015.

(9)	The other tenant in common, owning a 12.15% interest, is an unrelated third party. The District at Howell Mill was consolidated into the Fund based on the provisions of FIN 46(R). Acquisition price includes the assumption of an approximate $35.0 million, 5.30% fixed-rate mortgage loan maturing in 2027.

(10)	Acquisition price includes the assumption of an approximate $31.0 million, 5.90% fixed-rate mortgage loan maturing in 2017.

We allocated the purchase price of our 2007 acquisitions in accordance with SFAS No. 141 as follows:

	18922 Forge Drive	4001 North Norfleet Road	Station Nine Apartments
Land	$7,975,000	$2,134,440	$9,690,000
Building and equipment	12,943,251	31,396,686	43,399,511
In-place lease intangible	3,087,977	4,048,276	3,327,953
Above-market lease intangible	2,629,476	—	—
Below-market lease intangible	(402,392)	—	—

	$26,233,312	$37,579,402	$56,417,464

Weighted average amortization period for intangible assets	3 years	10 years	6 months

2007 acquisitions continued:

	Westar Office Portfolio	The District at Howell Mill	Canyon Plaza
Land	$4,484,938	$10,000,000	$14,959,350
Building and equipment	17,831,694	56,700,530	32,909,140
In-place lease intangible	6,001,215	8,138,215	14,262,179
Debt assumption fee	73,503	—	232,500
Above-market lease intangible	227,613	—	—
Debt discount	16,613	3,821,898	258,121

	Westar Office Portfolio	The District at Howell Mill	Canyon Plaza
Below-market lease intangible	—	—	(7,415,466)
Assumption of mortgage note payable	(7,350,334)	(35,000,000)	(31,000,000)

	$21,285,242	$43,660,643	$24,205,824

Weighted average amortization period for intangible assets	9 years	14 years	10 years
Weighted average amortization period for debt assumption fee and discount	8 years	20 years	10 years

We allocated the purchase price of our 2006 acquisitions in accordance with SFAS No. 141 as follows:

	Metropolitan Park North	Stirling Slidell Shopping Centre	9800 South Meridian
Land	$10,900,000	$5,441,800	$4,517,485
Building and equipment	64,006,369	16,843,100	9,640,470
In-place lease intangible	11,610,362	3,583,970	846,710
Above-market lease intangible	2,850,859	22,077	—
Debt assumption fee (1)	—	140,470	—
Below-market lease intangible	(188,530)	(2,800,081)	(342,259)
Debt discount (1)	—	276,407	—
Assumption of mortgage notes payable	—	(14,046,973)	—

	$89,179,060	$9,460,770	$14,662,406

Weighted average amortization period for intangible assets and liabilities	7 years	18 years	2 years

(1)	The weighted average amortization period for the debt assumption fee and debt discount is 7 years.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

Legacy Village

On August 25, 2004, we acquired a 46.5% membership interest in Legacy Village Investors, LLC which owns Legacy Village (“Legacy Village”), a 595,000 square-foot lifestyle center in Lyndhurst, Ohio, built in 2003. The aggregate consideration for our 46.5% ownership interest was approximately $35.0 million. Legacy Village was encumbered by an approximate $97.0 million amortizing mortgage loan at 5.625% maturing on January 1, 2014. On December 23, 2004, Legacy Village increased the existing mortgage loan by $10.0 million under the same terms as the existing mortgage loan. Proceeds of the loan were distributed to the members pro rata in accordance with their ownership percentages.

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

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	June 30, 2007	December 31, 2006
ASSETS
Investments in real estate	$171,046,477	$173,467,491
Cash and cash equivalents	1,324,648	2,295,682
Other assets	25,849,347	27,782,480

TOTAL ASSETS	$198,220,472	$203,545,653

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$156,773,579	$157,947,788
Due to affiliate	28,072	28,072
Other liabilities	7,627,474	9,256,347

TOTAL LIABILITIES	164,429,125	167,232,207
Members’ Equity	33,791,347	36,313,446

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$198,220,472	$203,545,653

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	June 30, 2007	December 31, 2006
Members’ equity	$33,791,347	$36,313,446
Less: other members’ equity	(12,115,630)	(13,256,383)
Purchase price in excess of ownership interest in unconsolidated real estate affiliates (a)	23,649,716	24,901,493

Fund Investments in unconsolidated real estate affiliates	$45,325,433	$47,958,556

(a)	The purchase price in excess of our ownership interest in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The excess is being amortized over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. The excess allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Total revenues	$7,413,690	$6,900,707	$14,806,656	$14,005,611
Total operating expenses	4,768,581	4,747,318	9,788,384	9,659,587

Operating income	2,645,109	2,153,389	5,018,272	4,346,024
Total other expenses	2,180,209	2,222,580	4,370,107	4,456,098

Net income (loss)	$464,900	$(69,191)	$648,165	$(110,074)

FUND EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net income (loss) of unconsolidated real estate affiliates	$464,900	$(69,191)	$648,165	$(110,074)
Other members’ share of net (income) loss	(24,028)	25,151	(44,057)	53,770
Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(84,559)	(78,304)	(121,686)	(130,803)
Other expense from unconsolidated real estate affiliates	(10,000)	(5,750)	(10,969)	(5,750)

Fund equity in income (loss) of unconsolidated real estate affiliates	$346,313	$(128,094)	$471,453	$(192,857)

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

	Maturity Date	Fixed / Floating	Rate	Amount payable as of
Property				June 30, 2007	December 31, 2006
Monument IV at Worldgate	September 1, 2011	Fixed	5.29%	$37,620,591	$37,875,214
Havertys Furniture	January 1, 2015	Fixed	5.23%	18,100,000	18,100,000
Havertys Furniture	January 1, 2015	Fixed	6.19%	11,025,000	10,050,370
Hagemeyer Distribution Center	January 1, 2015	Fixed	5.23%	6,500,000	6,500,000
Georgia Door Sales Distribution Center	January 1, 2015	Fixed	5.31%	5,400,000	5,400,000
25850 S. Ridgeland	April 1, 2012	Fixed	5.05%	16,644,214	16,700,000
105 Kendall Park Lane	September 1, 2012	Fixed	4.92%	13,000,000	13,000,000
Waipio Shopping Center	November 1, 2010	Fixed	5.15%	19,950,000	19,950,000
Marketplace at Northglenn	January 1, 2016	Fixed	5.50%	64,500,000	64,500,000
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	17,673,999	17,808,943
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,382,485	15,520,000
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,929,593	16,051,219
Pacific Medical Office Portfolio	March 1, 2014	Fixed	5.79%	34,756,212	34,880,000

	Maturity Date	Fixed / Floating	Rate	Amount payable as of
Property				June 30, 2007	December 31, 2006
Metropolitan Park North	April 1, 2013	Fixed	5.73%	61,000,000	61,000,000
Stirling Slidell Shopping Centre	April 1, 2014	Fixed	5.15%	13,933,171	14,046,973
9800 South Meridian	January 1, 2010	Floating	LIBOR + 1.60%	9,472,225	8,255,779
18922 Forge Drive	February 14, 2014	Fixed	6.24%	19,050,000	—
4001 North Norfleet Road	March 1, 2017	Fixed	5.60%	24,230,000	—
Station Nine Apartments	May 1, 2017	Fixed	5.50%	36,885,000	—
Westar Office Portfolio	July 1, 2013	Fixed	6.05%	7,350,334	—
Westar Office Portfolio	March 1, 2015	Fixed	5.60%	11,050,000	—
The District at Howell Mill	March 1, 2027	Fixed	5.30%	35,000,000	—
The District at Howell Mill	June 1, 2017	Fixed	6.14%	10,000,000	—
Canyon Plaza	June 1, 2017	Fixed	5.90%	31,000,000	—

				535,452,824	359,638,498
Line of Credit	—	Floating	8.25%	13,000,000	—

				548,452,824	359,638,498
Net debt (discount) premium on assumed debt				(2,490,574)	1,712,272

				$545,962,250	$361,350,770

We have recognized a premium or discount on debt we assumed with the following property acquisitions:

Property	Debt Premium / (Discount)	Effective Interest Rate
Pacific Medical Office Portfolio	$2,282,854	5.41%
Stirling Slidell Shopping Centre	(276,408)	5.57%
Westar Office Portfolio	(16,613)	6.17%
The District at Howell Mill	(3,821,898)	6.34%
Canyon Plaza	(258,121)	6.10%

Included in mortgage notes and other debt payable is $440,882 and $297,352 of debt premium accumulated amortization at June 30, 2007 and December 31, 2006, respectively. Also included in mortgage notes and other debt payable is $40,494 and $3,177 of debt discount accumulated amortization at June 30, 2007 and December 31, 2006, respectively.

Aggregate principal payments of mortgage notes payable as of June 30, 2007 are as follows:

Year	Amount
2007	$1,248,748
2008	3,716,728
2009	4,089,771
2010	35,184,656
2011	41,553,387
Thereafter	449,659,534

Total	$535,452,824

Land, buildings, equipment, and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $830 million and $565 million at June 30, 2007 and December 31, 2006, respectively, have been pledged as collateral.

Line of Credit

On December 21, 2005, we obtained a $30.0 million line of credit, which could have been expanded to $50.0 million once the Fund reached $300 million in Net Asset Value (“NAV”) (Refer to Note 6), subject to certain financial covenants. The line of credit expired on December 21, 2006 and was extended through February 21, 2007. The line of credit carried an interest rate that approximates LIBOR plus 1.80% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. No borrowings were outstanding on the line of credit at December 31, 2006. During 2006, we had drawn a total of $19.0 million on the line of credit to fund the acquisition of Metropolitan Park North, the Havertys Furniture expansion and for working capital needs, which we repaid during 2006. At December 31, 2006, we had two letters of credit issued on the line of credit totaling $5.6 million. Letters of credit have fees associated in the amounts of 0.125% of the total letter amount.

On February 21, 2007, we entered into a $60.0 million line of credit agreement, replacing the existing $30.0 million line of credit agreement, to cover short-term capital needs for acquisitions and operations, which can be expanded to $70.0 million now that the Fund’s NAV exceeds $300 million, subject to certain financial covenants. The line of credit expires in two years. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. At June 30, 2007 we had $13.0 million borrowed on our line of credit at 8.25%, proceeds of which were used to acquire Canyon Plaza. At June 30, 2007, we had a letter of credit issued on the line of credit for $3.1 million, which is used to secure a future acquisition. Letters of credit have fees associated in the amounts of 0.125% of the total letter amount.

NOTE 6—COMMON STOCK

Share Price Calculation

The Current Share Price of the Common Stock (the “Current Share Price”) is established quarterly based on the following valuation methodology, which may be modified from time to time by our board of directors.

Net Asset Value Calculation. The NAV of the Fund is determined as of the end of each of the first three quarters of a fiscal year, within 45 calendar days following the end of such quarter. The Fund’s year-end NAV is determined after the completion of our year-end audit. NAV is determined as follows: (i) the aggregate fair value of (A) our interests in the real estate investments (“Investments”) plus (B) all other assets of the Fund, minus (ii) the aggregate fair value of our indebtedness and other outstanding obligations as of the determination date.

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

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. As of June 30, 2007, $28.5 million of subscription commitments were held in escrow, which will be brought into the Fund as needed for investment activities, but no later than October 6, 2007. As of December 31, 2006, $42.5 million of subscription commitments were held in escrow, which were brought into the Fund in February 2007. For the six months ended June 30, 2007, we sold 653,375 Shares for $75.4 million. For the year ended December 31, 2006, we sold 721,070 Shares for $79.4 million. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Share Repurchase Program

Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we intend to provide liquidity to our stockholders by conducting tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders.

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

Beginning in May 2007, we conducted a tender offer to repurchase up to $10.0 million of our outstanding Shares at the then Current Share Price. Stockholders made redemption requests for 114,922 shares or $13.3 million. We availed ourselves of an SEC rule that allowed us to exceed our Tender Offer Amount by 2% of the outstanding Shares to honor all redemption requests. We repurchased and retired the Shares on June 14, 2007 using cash on hand.

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

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the six months ended June 30, 2007, we issued 24,032 Shares for approximately $2.8 million, under the plan. For the year ended December 31, 2006, we issued 35,230 Shares for approximately $3.8 million, under the plan.

NOTE 7—RENTALS UNDER OPERATING LEASES

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

During the six months ended June 30, 2007, Fannie Mae accounted for 9% of minimum base rents. During the six months ended June 30, 2006, Fannie Mae accounted for 12% of minimum base rents.

NOTE 8—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of NAV, calculated quarterly. The fixed portion of the management and advisory fees for the three and six months ended June 30, 2007 were $1,374,492 and $2,598,756, respectively, $1,374,492 of which is included in manager and advisor fees payable at June 30, 2007. The fixed portion of the management and advisory fees for the three and six months ended June 30, 2006 were $948,176 and $1,765,474, respectively. Included in manager and advisor fees payable at December 31, 2006 was $1,097,523 of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. Before the Fund’s NAV exceeded $100 million, the variable fee was allocated entirely to the Advisor. The Fund’s NAV exceeded $100 million on April 1, 2005 and a portion of variable fee was then allocated to the Manager, with the remainder allocated to the Advisor. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850 million or more. The total variable fees for the three and six months ended June 30, 2007 were $446,575 and $802,733, respectively, $446,575 of which is included in manager and advisor fees payable at June 30, 2007. The total variable fee for the three and six months ended June 30, 2006 were $269,133 and $543,659, respectively. Included in manager and advisor fees payable at December 31, 2006 was $482,492 of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the three and six months ended June 30, 2007 were $1,044,434 and $1,349,581, respectively, of which $763,142 is included in manager and advisory fees payable at June 30, 2007. Total acquisition fees for the three and six months ended June 30, 2006 were $0 and $490,410, respectively. Included in manager and advisor fees payable at December 31, 2006 was $206,384 of acquisition fees. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful acquisitions made by us and unsuccessful acquisitions for the three and six months ended June 30, 2007 were $118,052 and $185,228 respectively, $167,177 of which is included in accounts payable and other accrued expenses at June 30, 2007. Total reimbursed due diligence costs related to successful acquisitions made by us and unsuccessful acquisitions for the three and six months ended June 30, 2006 were $41,034 and $41,784 respectively. Included in accounts payable at December 31, 2006 was $59,369 of reimbursable due diligence costs. Acquisition fees and due diligence costs for successful acquisitions are capitalized as part of the real estate acquisition. Costs for unsuccessful acquisitions are expensed.

On December 23, 2004, we entered into an expense limitation and reimbursement agreement with the Manager, which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the Valuation Consultant, auditors, stockholder administrator, legal counsel related to the organization of the Fund or share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the three and six months ended June 30, 2007 were limited to $687,246 and $1,299,378, respectively. Actual Fund level expenses for the six months ended June 30, 2007 were $33,162 less than the amount allowed under the expense limitation agreement. Therefore, no Fund level expenses are being carried forward to future periods. Fund expenses for the three and six months ended June 30, 2006 were limited to $474,088 and $882,737, respectively. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The expense limitation agreement was scheduled to expire on December 23, 2006, but was renewed and extended through December 31, 2007. Expenses subject to the expense limitation agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the expense limitation agreement, such as expenses related to unsuccessful acquisitions and state franchise taxes and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid $4,500 each quarter for property management services performed at Monument IV at Worldgate. For the three and six months ended June 30, 2007 and 2006, JLL was paid $4,500 and $9,000, respectively, for property management services performed at Monument IV at Worldgate. JLL has also been hired to perform property management services for The District at Howell Mill and Westar Office Portfolio, neither of which paid management fees during the quarter ended June 30, 2007. In May 2007, JLL was paid a $184,425 loan placement fee related to the mortgage debt on the Station Nine Apartments.

The placement agent for the Fund is UST Securities Inc., an affiliate of the Manager. The placement agent receives no compensation from us for its services.

NOTE 9—COMMITMENTS AND CONTINGENCIES

From time to time, we have entered into contingent agreements for the acquisition of properties. Such acquisitions are subject to satisfactory completion of due diligence.

As part of the acquisition of the 25850 S. Ridgeland property, in exchange for $500, we were granted an option expiring in 2009 to purchase a portion of adjacent land if the tenant chooses to expand its facility. If the tenant chooses to expand its facility, then we can acquire the additional portion of land subject to the terms and conditions of that certain Expansion Option Agreement dated as of December 31, 2004, which agreement provides among other things the terms and conditions pursuant to which the purchase price for the adjacent land shall be determined.

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

We are subject to ground lease payments of $35 per year for 71 years on the fifteen buildings in the Pacific Medical Office Portfolio.

As part of the acquisition of the Pacific Medical Office Portfolio, the limited liability company in which we invested that owns the portfolio entered into an option agreement that gave the seller the right to effect a put to sell two medical office buildings to the limited liability company between March 21, 2007 and June 21, 2007. During the same exercise period, the limited liability company had the right to effect a call to buy the two medical office buildings. The purchase price is equal to the net operating income of the two buildings (projected forward for twelve months, subject to adjustments) divided by a cap rate of 7.75%. No initial investment was required by the limited liability company, but $500,000 was deposited as collateral for the contract. If neither party exercised the option by the expiration of the agreement, the contract would have become null and void and the deposit would have been returned. The deposit will be retained by the seller if the limited liability company fails to purchase the buildings after the option notice has been given. On April 20, 2007, the limited liability company exercised the purchase option on the Pacific Medical Office Portfolio option agreement to acquire the two medical office buildings located in San Bernardino, California.

The Pacific Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1.9 million into an escrow account to fund future tenant improvements and leasing commissions. At June 30, 2007, we had approximately $1.5 million deposited in this escrow, and we expect to fund approximately $200,000 during the remainder of 2007. Additionally, we are required to deposit approximately $151,000 per year into an escrow account to fund capital expenditures. At June 30, 2007, our capital account escrow account balance was $485,000. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the Pacific Medical Office Portfolio.

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

In November 2006, we entered into a purchase contract to acquire a 100% ownership interest in a 137,000 square-foot office building for approximately $43.5 million located in Calgary, Canada. The property is currently under construction. We expect to acquire the property once construction is completed during the third quarter of 2007. The building is 100% pre-leased to a number of engineering companies with leases expiring in five and ten years. In December 2006, we placed a $3.1 million non-revocable letter of credit deposit for the purchase of the property.

On May 1, 2007, we committed to and locked the interest rate on an approximate $28.2 million, ten-year mortgage loan, interest-only for the first five years at a fixed rate of 5.16%, which will be collateralized by an office building located in Calgary, Canada.

NOTE 10—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6: “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”. This FSP addresses how reporting entities should determine the variability to be considered in applying FIN 46(R), which will affect calculations of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 applies prospectively to all variable interest entities beginning the first day of the first reporting period after September 15, 2006. We have disclosed the Pacific Medical Office Portfolio, 9800 South Meridian, 18922 Forge Drive, and The District at Howell Mill as variable interest entities. We expect FSP FIN 46(R)-6 will be considered in future considerations of variable interest entities.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. In accordance with FIN 48, we have analyzed filing positions in all of the federal, state and other jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for all federal, state and other jurisdictions are the 2003 through 2005 tax years. We do not believe there are any tax positions that would increase within the next twelve-month period. Therefore, no reserves for uncertain income tax positions have been recorded and we did not record a cumulative effect adjustment related to the adoption of FIN 48. The adoption of FIN 48 did not result in an adjustment to retained earnings at January 1, 2007. As of December 31, 2006 and June 30, 2007, we do not have any accruals for uncertain tax positions. The implementation of FIN 48 did not have a significant impact on our consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which became effective to annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The adoption of SAB 108 on December 31, 2006 did not have a material effect on our consolidated financial statements.

In June 2007, Statement of Position (“SOP”) 07-1 was issued on the Clarification of the Scope of the Audit and Accounting Guide Audits of Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies and is effective for fiscal years beginning on or after December 15, 2007. The SOP provides guidance about which entities are included within the scope of the Audit and Accounting Guide Audits of Investment Companies (the “Guide”). We are currently evaluating the impact of the SOP and the Guide on our consolidated financial statements.

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

NOTE 11—DISTRIBUTIONS PAYABLE

On June 28, 2007, our board of directors declared a $1.75 per share distribution to stockholders of record as of May 15, 2007 payable on August 3, 2007.

NOTE 12—PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information has been presented as a result of the acquisitions made by the Fund during 2006 and 2007 and include the historical results of all acquisitions made during both years. In our opinion, all significant adjustments necessary for a fair presentation of the pro forma financial information for the periods have been included. The pro forma financial information is based upon historical financial information and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred at the beginning of each period presented, or to project results for any future period.

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Total revenue	$21,368,354	$18,154,070	$42,113,056	$36,415,390
Net loss	$(2,792,080)	$(3,244,816)	$(5,466,544)	$(6,595,229)
Loss per share-basic and diluted	$(0.87)	$(1.01)	$(1.70)	$(2.05)

NOTE 13—SUBSEQUENT EVENTS

On July 1, 2007, U.S. Trust Corp. was acquired by BAC. As a result of this transaction, the Manager, and UST Securities, Corp., the Fund’s placement agent, (both indirect subsidiaries of U.S. Trust), are now indirect wholly-owned subsidiaries of, and controlled by, BAC. Prior to the transaction, U.S. Trust and its subsidiaries, including the Manager and UST Securities, Corp., were controlled by Schwab. UST Advisers, Inc. will continue to serve as the Manager of the Fund and

UST Securities Corp. will continue to serve as the placement agent to the Fund, and the Fund has consented to the change in ownership of the Manager and UST Securities Corp.

The Fund has existing mortgage loans with BAC secured by Monument IV at Worldgate and Station Nine Apartments.

On July 2, 2007, the Fund sold 240,347 shares for $28.5 million

On July 2, 2007, the Fund paid down the $13.0 million draw on the line of credit from the proceeds of the stock sale.

During the annual hold/sell analysis of the real estate investments, the Advisor identified Metropolitan Park North as a sale candidate due to the significant rental growth in the Seattle market coupled with portfolio lease expiration concentration issues. On July 26, 2007, the Advisor began marketing the property for sale through an agent. The disposition is expected to occur in the fourth quarter of 2007. The carrying amount of assets and liabilities affected by this transaction as of June 30, 2007 are as follows:

Metropolitan Park North
Land	$10,900,000
Building & equipment, net	62,421,597
In-place lease, net	9,537,083
Above-market leases, net	2,256,023
Deferred expenses, net	311,344
Other assets	453,559
Mortgage payable	(61,000,000)
Other liabilities	(449,580)
Below-market leases, net	(158,857)

Total	$24,271,169

On July 27, 2007, the Fund expanded its line of credit from $60.0 million to $70.0 million. The lender on the additional $10.0 million is BAC. The existing line of credit terms remain intact.

On August 3, 2007, the Fund issued 13,450 shares as part of its dividend reinvestment plan.

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

The discussions surrounding our consolidated properties (our “Consolidated Properties”) refer to our wholly or majority owned and controlled properties, which as of June 30, 2006 were comprised of:

•	Monument IV at Worldgate,

•	Havertys Furniture,

•	Hagemeyer Distribution Center,

•	25850 S. Ridgeland,

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Waipio Shopping Center,

•	Marketplace at Northglenn,

•	the Pacific Medical Office Portfolio and

•	Metropolitan Park North.

As of June 30, 2007, our Consolidated Properties also included:

•	Stirling Slidell Shopping Centre,

•	9800 South Meridian,

•	18922 Forge Drive,

•	4001 North Norfleet Road,

•	Station Nine Apartments,

•	Westar Office Portfolio,

•	The District at Howell Mill, and

•	Canyon Plaza.

Our unconsolidated properties, which are owned through joint venture arrangements (our “Unconsolidated Properties”), consisted of Legacy Village and 111 Sutter Street as of June 30, 2007 and 2006. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties located in the United States. We acquired our first apartment property, Station Nine Apartments, on April 16, 2007. We currently do not own any properties outside the United States, but will look to make strategic investments outside the United States in the future. In this regard, in November 2006, we entered into a purchase contract to acquire a 100% ownership interest in a 137,000 square-foot, multi-tenant office building located in Calgary, Canada for approximately $43.5 million, which we expect to acquire during the third quarter of 2007. We hire property management companies to provide the on-site, day-to-day management services for our properties. When selecting a property management company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management service providers that include large national real estate service firms, including an affiliate of the Advisor, and smaller local firms, including in certain cases our joint venture partners. Our property management service providers are generally hired to perform both property management and leasing services for our properties.

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

Property Sector Diversification

Estimated Percent of Fair Value June 30, 2007
Consolidated Properties
Office
Commercial Office	33%
Medical Office	16%
Retail	26%
Industrial	18%
Apartment	7%

Estimated Percent of Fair Value June 30, 2007
Unconsolidated Properties
Office
Commercial Office	49%
Medical Office	—
Retail	51%
Industrial	—
Apartment	—

Geographic Region Diversification

Estimated Percent of Fair Value June 30, 2007
Consolidated Properties
East	15%
West	53%
Midwest	11%
South	21%

Estimated Percent of Fair Value June 30, 2007
Unconsolidated Properties
East	—
West	49%
Midwest	51%
South	—

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

Acquisitions

Consolidated Properties

Consolidated Property acquisitions completed since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Total Cost in Millions (1)	Current Debt balance in millions (2)
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	$59.6	$37.6
Havertys Furniture	Industrial	Braselton, GA	December 3, 2004	100%	39.4	29.1
Hagemeyer Distribution Center	Industrial	Auburn, GA	December 3, 2004	100%	10.2	6.5
25850 S. Ridgeland	Industrial	Monee, IL	December 31, 2004	100%	21.1	16.6
Georgia Door Sales Distribution Center	Industrial	Austell, GA	February 10, 2005	100%	8.5	5.4
105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	100%	18.8	13.0
Waipio Shopping Center	Retail	Waipahu, HI	August 1, 2005	100%	30.5	20.0
Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	100%	88.4	64.5
Pacific Medical Office Portfolio (3)	Office	CA and AZ	December 21, 2005	95%	139.2	83.7
Metropolitan Park North	Office	Seattle, WA	March 28, 2006	100%	89.2	61.0
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	23.4	13.9
9800 South Meridian (4)	Office	Englewood, CO	December 26, 2006	90%	15.5	9.5
18922 Forge Drive (5)	Office	Cupertino, CA	February 16, 2007	90%	26.2	19.1
4001 North Norfleet Road	Industrial	Kansas City, MO	February 27, 2007	100%	37.6	24.2

Property Name	Type	Location	Acquisition Date	Ownership %	Total Cost in Millions (1)	Current Debt balance in millions (2)
Station Nine Apartments	Apartment	Durham, NC	April 16, 2007	100%	56.4	36.9
Westar Office Portfolio	Office	St. Charles, MO	June 13, 2007	100%	28.6	18.4
The District at Howell Mill (6)	Retail	Atlanta, GA	June 15, 2007	87.85%	78.7	45.0
Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	55.0	31.0

(1)	Total cost includes purchase price plus acquisition costs, and additional capital expenditures made after the acquisition date, but excludes depreciation and amortization. Total cost excludes the 25850 S. Ridgeland TIF Note and the Marketplace at Northglenn ESTIP Note.

(2)	Current debt balance is the remaining principal loan balance as of June 30, 2007 and does not include any debt premium or discount recognized upon assumption of certain loans.

(3)	We acquired a 95% economic interest in the limited liability company that owns leasehold interests in the Pacific Medical Office Portfolio.

(4)	We acquired a 90% ownership interest in the limited liability company that owns a fee interest in 9800 South Meridian.

(5)	We acquired a 90% ownership interest in the limited liability company that owns a fee interest in 18922 Forge Drive.

(6)	We acquired an 87.85% tenancy in common interest in the limited liability company that owns a fee interest in The District at Howell Mill.

2007 Acquisitions

18922 Forge Drive is a 91,200 square-foot, multi-tenant office building located in Cupertino, California. The property is 100% leased, under net leases with tenant expirations through 2010. The property’s tenants are IBM and Oracle, which have both sub-leased their space to other technology companies. The Fund owns a 90% membership interest in the property.

4001 North Norfleet Road is a 702,000 square-foot, single-tenant industrial building located in Kansas City, Missouri. The property is 100% leased, under a net lease through 2017. The property’s tenant is Musician’s Friend, a subsidiary of Guitar Center.

Station Nine is a 323 unit apartment complex located in Durham, North Carolina adjacent to the Duke University campus. The property is 96% leased with leases generally expiring within one year.

Westar Office Portfolio is comprised of two office buildings totaling 141,000 square-feet, which are currently leased to a single-tenant and is located in St. Charles, Missouri. The properties are 100% leased, under net leases through 2014 and 2016.

The District at Howell Mill is a 306,000 square-foot power shopping center located in Atlanta, Georgia. The property’s largest tenants are Wal-Mart, TJ Maxx, Office Depot, and Petsmart. The property is 100% leased, with leases expiring through 2026. Tenants of this center pay their pro rata share of the property’s operating expenses. The Fund owns an 87.85% Tenant in Common interest in this property.

Canyon Plaza is a 199,000 square-foot, single-tenant office building located in San Diego, California. The property is 100% leased, under a net lease expiring in 2017. The property’s tenant is Conexant Systems, Inc, which has sub-leased a portion of their space to another technology company.

Unconsolidated Properties

Unconsolidated Properties acquired since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Investment in unconsolidated real estate affiliate in millions
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	$27.8
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80.0%	17.5

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

Results of Operations for the three months ended June 30, 2007 and 2006:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund Portfolio. Comparable real estate investments represent properties owned by us at June 30, 2007, which were also owned by us during the entire year ended on December 31, 2006. Comparable real estate investments at June 30, 2007 include:

•	Monument IV at Worldgate,

•	Havertys Furniture,

•	Hagemeyer Distribution Center,

•	25850 S. Ridgeland,

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Waipio Shopping Center,

•	Marketplace at Northglenn and

•	the Pacific Medical Office Portfolio.

Revenues

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	$ Change	% Change
Revenues:
Minimum rents	$13,645,734	$10,319,268	$3,326,466	32.2%
Tenant recoveries and other rental income	3,656,395	2,600,542	1,055,83	40.6%

Total revenues	$17,302,129	$12,919,810	$4,382,319	33.9%

Increases in all revenue line items from 2006 to 2007 are directly attributable to the acquisition of the real estate investments that occurred during 2006 and 2007.

Included in minimum rents, as a net increase, are SFAS 141 and 142 above- and below-market lease amortization (See Note 2) of $247,644 and $329,565 for the three months ended June 30, 2007 and 2006, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $454,572 and $399,454 for the three months ended June 30, 2007 and 2006, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	$ Change	% Change
Revenues:
Minimum rents	$8,997,840	$8,959,197	$38,643	0.4%
Tenant recoveries and other rental income	2,607,441	2,153,155	454,286	21.1%

Total revenues	$11,605,281	$11,112,352	$492,929	4.4%

	Total Revenues Reconciliation
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Total revenues:
Comparable real estate investments	$11,605,281	$11,112,352
Non-comparable real estate investments	5,696,848	1,807,458

Total revenues	$17,302,129	$12,919,810

Minimum rents at comparable real estate investments remained relatively stable between the three months ended June 30, 2007 and the same period in 2006. Tenant recoveries and other rental income increased for the three months ended June 30, 2007 over the same period in 2006 as a result of an increase in recoveries at the Pacific Medical Office Portfolio of approximately $620,000 related to increases in reimbursable insurance expense and general operating increases coupled with an increase of approximately $62,000 at Havertys Furniture the result of the increased square footage of the building (See Note 9). These increases were partially offset by a decrease in recoverable real estate taxes at Marketplace at Northglenn of approximately $212,000, which was related to a decrease in real estate tax expense as the property was not reassessed to a higher value as had been expected.

Operating Expenses

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	$ Change	% Change
Operating expenses:
Real estate taxes	$1,499,803	$1,366,756	$133,047	9.7%
Property operating	2,984,119	2,155,679	828,440	38.4%
Manager and advisor fees	1,821,067	1,217,309	603,758	49.6%
Fund level expenses	735,471	475,035	260,436	54.8%
Provision for doubtful accounts	91,892	132,012	(40,120)	(30.4)%
General and administrative	176,221	116,738	59,483	51.0%
Depreciation and amortization	7,820,526	4,917,092	2,903,434	59.0%

Total operating expenses	$15,129,099	$10,380,621	$4,748,478	45.7%

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

Our Fund level expenses in 2006 and the first half of 2007 were subject to an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager (See Note 8) and relate to our offering costs and our compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. Fund level expenses of $50,882 were carried forward as of December 31, 2006, all of which was reimbursed to the Manager during the quarter ended June 30, 2007. The Expense Limitation Agreement was renewed and extended through December 31, 2007, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion. Significant amounts of Fund level expenses are expected to be incurred during the next few years as we will be required to comply with the heightened internal control requirements of Sarbanes-Oxley.

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

	Comparable Real Estate Investments
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	$ Change	% Change
Operating expenses:
Real estate taxes	$995,474	$1,262,433	$(266,959)	(21.1)%
Property operating	2,315,907	1,907,811	408,096	21.4%
Provision for doubtful accounts	91,892	132,012	(40,120)	(30.4)%
General and administrative	157,142	62,517	94,625	151.4%
Depreciation and amortization	4,540,186	4,182,384	357,802	8.6%

Total operating expenses	$8,100,601	$7,547,157	$553,444	7.3%

	Operating Expenses Reconciliation
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Total operating expenses:
Comparable real estate investments	$8,100,601	$7,547,157
Non-comparable real estate investments	4,471,960	1,137,968
Manager and advisor fees	1,821,067	1,217,309
Fund level expenses	735,471	475,035
General and administrative	—	3,152

Total operating expenses	$15,129,099	$10,380,621

The decrease in real estate taxes expense at comparable real estate investments is mainly due to Marketplace at Northglenn not being reassessed to a higher value as had been expected, the decrease was partially offset by an increase in real estate tax expense at Havertys Furniture of approximately $63,000 due to increased square footage of the building (see Note 9).

The increase in property operating expenses at comparable real estate investments is primarily related to increased insurance costs at the Pacific Medical Office Portfolio of approximately $68,000 and increases of general expenses at other properties. As a result of the losses incurred by the insurance industry during the 2005 hurricane season, the cost of property insurance has increased for many of our properties.

The decrease in provision for doubtful accounts at comparable properties is related to a decrease in uncollectible accounts at the Pacific Medical Office Portfolio for uncollectible expense reimbursements and base rents for certain tenants that have vacated their space prior to the expiration of their leases.

The increase in general and administrative expense at comparable properties is primarily related to certain non-reimbursable state and local taxes and general property level legal costs.

The increase in depreciation and amortization expense at comparable properties is primarily related to the depreciation and amortization of capital expenditures incurred during 2006 and 2007 and the write-off of tenant improvements and lease commissions with respect to certain tenants that terminated their leases early, both of which occurred at the Pacific Medical Office Portfolio and the Marketplace at Northglenn.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	$ Change	% Change
Other income and (expenses):
Interest income	$566,007	$321,632	$244,375	76.0%
Interest expense	(6,422,873)	(4,882,580)	(1,540,293)	(31.5)%
Loss allocated to minority interests	64,857	42,972	21,885	50.9%
Equity in income (loss) of unconsolidated affiliates	346,313	(128,094)	474,407	370.4%

Total other income and (expenses):	$(5,445,696)	$(4,646,070)	$(799,626)	(17.2)%

Interest income increased for the three months ended June 30, 2007 over 2006 as a result of investing higher excess cash balances in 2007 than were invested in 2006, prior to closing on real estate investments.

We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $154,003 and $148,981 for the three months ended June 30, 2007 and 2006, respectively. Also included in interest expense for the three months ended June 30, 2007 and 2006, as a reduction, is amortization of debt premium and discount associated with the assumption of debt of $43,979 and $71,340, respectively.

Loss allocated to minority interests represents the other owners’ share of the net loss recognized from operations of our consolidated joint ventures (See Note 3). The amount of future income or loss allocated to the minority interest owners of our consolidated joint ventures will be directly impacted by the net income or net loss recognized by that investment. Increase in loss allocated to minority interests from 2007 to 2006 is directly attributable to the acquisitions of 18922 Forge Drive and The District at Howell Mill in 2007 and 9800 South Meridian in 2006.

Equity in income (loss) of unconsolidated affiliates increased by $474,407 as equity income from Legacy Village increased by $277,692 from equity loss of $25,366 for the three months ended June 30, 2006 to equity income of $252,326 for the year ended June 30, 2007. Equity in the income at 111 Sutter Street increased by $196,715 from equity loss of $102,728 for the three months ended June 30, 2006 to equity income of $93,987 for the three months ended June 30, 2007 as a result of an increase in occupancy from 97% to 100%.

Results of Operations for the six months ended June 30, 2007 and 2006:

Revenues

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	$ Change	% Change
Revenues:
Minimum rents	$25,329,397	$19,445,834	$5,883,563	30.3%
Tenant recoveries and other rental income	7,198,911	4,831,717	2,367,194	49.0%

Total revenues	$32,528,308	$24,277,551	$8,250,757	34.0%

Increases in all revenue line items from 2006 to 2007 are directly attributable to the acquisition of the real estate investments that occurred during 2006 and 2007.

Included in minimum rents, as a net increase, are SFAS 141 and 142 above- and below-market lease amortization (See Note 2) of $553,407 and $461,306 for the six months ended June 30, 2007 and 2006, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $770,338 and $754,407 for the six months ended June 30, 2007 and 2006, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	$ Change	% Change
Revenues:
Minimum rents	$17,934,108	$18,006,420	$(72,312)	(0.4)%
Tenant recoveries and other rental income	5,471,816	4,384,330	1,087,486	24.8%

Total revenues	$23,405,924	$22,390,750	$1,015,174	4.5%

	Total Revenues Reconciliation
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Total revenues:
Comparable real estate investments	$23,405,924	$22,390,750
Non-comparable real estate investments	9,122,384	1,886,801

Total revenues	$32,528,308	$24,277,551

Minimum rents at comparable real estate investments decreased for the six months ended June 30, 2007 over the same period in 2006 as a result of a decrease in rental revenue at the Pacific Medical Office Portfolio of approximately $176,000, caused by a decrease in overall occupancy from 92% to 91%, which was partially offset by additional rental revenue related to the Havertys Furniture expansion (See Note 9) of approximately $105,000. Tenant recoveries and other rental income increased for the six months ended June 30, 2007 over the same period in 2006 as a result of an increase in recoveries at the Pacific Medical Office Portfolio of approximately $862,000 related to an increased reimbursable insurance expense and general operating expense increases. Other items impacting recovery revenue include an increase in recoveries at Marketplace at Northglenn of approximately $101,000, which was mainly related to increase in snow removal costs and other general operating expenses and an increase of approximately $140,000 at Havertys Furniture the result of the increased square footage of the building (See Note 9).

Operating Expenses

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	$ Change	% Change
Operating expenses:
Real estate taxes	$3,389,332	$2,550,680	$838,652	32.9%
Property operating	5,641,366	3,981,453	1,659,913	41.7%
Manager and advisor fees	3,401,489	2,309,133	1,092,356	47.3%
Fund level expenses	1,347,603	926,322	421,281	45.5%
Provision for doubtful accounts	194,592	132,012	62,580	47.4%
General and administrative	306,105	163,309	142,796	87.4%
Depreciation and amortization	13,489,285	9,068,976	4,420,309	48.7%

Total operating expenses	$27,769,772	$19,131,885	$8,637,887	45.1%

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

Our Fund level expenses in 2006 and the first half of 2007 were subject to an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager (See Note 8) and relate to our offering costs and our compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. Fund level expenses of $50,882 were carried forward as of December 31, 2006, all of which was reimbursed to the Manager during the six months ended June 30, 2007.

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

	Comparable Real Estate Investments
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	$ Change	% Change
Operating expenses:
Real estate taxes	$2,564,684	$2,446,357	$118,327	4.8%
Property operating	4,409,554	3,727,209	682,345	18.3%
Provision for doubtful accounts	194,592	132,012	62,580	47.4%
General and administrative	233,384	109,069	124,315	114.0%
Depreciation and amortization	8,965,223	8,334,268	630,955	7.6%

Total operating expenses	$16,367,437	$14,748,915	$1,618,522	11.0%

	Operating Expenses Reconciliation
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Total operating expenses:
Comparable real estate investments	$16,367,437	$14,748,915
Non-comparable real estate investments	6,650,076	1,144,344
Manager and advisor fees	3,401,489	2,309,133
Fund level expenses	1,347,603	926,322
General and administrative	3,167	3,171

Total operating expenses	$27,769,772	$19,131,885

The increase in real estate taxes expense at comparable real estate investments is due to an increase in square footage causing increased expense at Havertys Furniture of approximately $125,000 (see Note 9).

The increase in property operating expenses at comparable real estate investments is primarily related to increased insurance costs at the Pacific Medical Office Portfolio of approximately $158,000 and increased snow removal expense at Marketplace at Northglenn of approximately $145,000, coupled with general expense increases at other properties. As a result of the losses incurred by the insurance industry during the 2005 hurricane season, the cost of property insurance has increased for many of our properties. Denver, Colorado had significant amounts of snow fall during 2007 that had not occurred during the same period in 2006, which resulted in the increased snow removal costs at Marketplace at Northglenn.

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

The increase in depreciation and amortization expense at comparable properties is primarily related to the depreciation and amortization of capital expenditures incurred during 2006 and 2007 and the write-off of tenant improvements and lease commissions with respect to certain tenants that terminated their leases early, both of which occurred at the Pacific Medical Office Portfolio and the Marketplace at Northglenn.

Other Income and Expenses

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	$ Change	% Change
Other income and (expenses):
Interest income	$1,204,976	$585,500	$619,476	105.8%
Interest expense	(11,743,842)	(8,843,754)	(2,900,088)	(32.8)%
Loss allocated to minority interests	137,800	65,848	71,952	109.3%
Equity in income (loss) of unconsolidated affiliates	471,453	(192,857)	664,310	344.5%

Total other income and (expenses):	$(9,929,613)	$(8,385,263)	$(1,544,350)	(18.4)%

Interest income increased for the six months ended June 30, 2007 over 2006 as a result of investing higher excess cash balances in 2007 than were invested in 2006, prior to closing on real estate investments.

We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $285,627 and $246,523 for the six months ended June 30, 2007 and 2006, respectively. Also included in interest expense for the six months ended June 30, 2007 and 2006, as a reduction, is amortization of debt premium and discount associated with the assumption of debt of $106,213 and $142,678, respectively.

Loss allocated to minority interests represents the other owners’ share of the net loss recognized from operations of our consolidated joint ventures (See Note 3). The amount of future income or loss allocated to the minority interest owners of our consolidated joint ventures will be directly impacted by the net income or net loss recognized by that investment. Increase in loss allocated to minority interests from 2007 to 2006 is directly attributable to the acquisition of 18922 Forge Drive and The District at Howell Mill in 2007 and 9800 South Meridian in the fourth quarter of 2006.

Equity in income (loss) of unconsolidated affiliates increased by $644,310 as equity income from Legacy Village increased by $273,003 from equity income of $26,473 for the six months ended June 30, 2006 to equity income of $299,476 for the year ended June 30, 2007. Equity in the income at 111 Sutter Street increased by $391,307 from equity loss of $219,329 for the six months ended June 30, 2006 to equity income of $171,978 for the six months ended June 30, 2007 as a result of an increase in occupancy from 97% to 100%.

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

Current Share Price

The Current Share Price of the Common Stock is $118.40 as of June 30, 2007 (Refer to Note 6).

Liquidity and Capital Resources

The sources and uses of cash for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	$ Change
Net cash provided by operating activities	$10,230,467	$1,926,299	$8,304,168
Net cash used in investing activities	(271,807,621)	(94,468,288)	(177,339,333)
Net cash provided by financing activities	238,487,767	106,700,759	131,787,008

Our net cash flows provided by operating activities were impacted by a decrease in net income of $1.9 million, caused in part by an increase in interest expense of $2.9 million. The decrease in net income was more than offset by an increase in depreciation and amortization expense of $4.4 million. Our working capital was impacted between the six months ended June 30, 2007 and June 30, 2006 by the following items:

•	a decrease in tenant accounts receivable and prepaid expenses and other assets of $0.8 million related to general Fund activity and

•	an increase in accounts payable and accrued expenses of $4.4 million related to increases in accrued real estate tax expense and accrued manager and advisor fees payable.

In the future, we expect tenant accounts receivable to increase and to use significant amounts of working capital to pay operating expenses and interest expense as we acquire additional real estate investments.

Cash used in investing activities increased as a result of a $178.9 million increase in acquisition activity offset by a $1.6 million decrease in capital additions and lease commissions for the six months ended June 30, 2007 over the six months ended June 30, 2006. Cash provided by financing activities increased for the six months ended June 30, 2007 over the same period 2006 as a result of an increase in borrowings of $125.4 million and by an increase in Share issuances of $22.9 million, offset by repurchases of shares of $13.3 million.

On March 29, 2007, we accepted subscription agreements relating to the sale by the Fund of its Shares in the total amount of approximately $32.1 million, which was received from subscribers and placed into an escrow account with PNC Bank, as escrow agent for the subscribers. Capital held in escrow is not available to be withdrawn by a subscriber. Under the terms of the subscription agreements, the issuance and sale of Shares to subscribers (the “Closing”) must occur within 100 calendar days of March 29, 2007 in one or more Closings. On May 16, 2007, we sold 278,996 shares of our Common Stock to subscribers whose funds were held in escrow at March 31, 2007. The right of the Manager to delay the subscribers’ purchase of Shares for up to 100 calendar days allows the Manager to manage the possible dilutive effect on the Fund’s performance of new capital prior to the time it can be invested and facilitates the ability of the Fund’s Advisor to make appropriate real estate investments that correspond with the amount of capital raised. The price at which new Shares are sold to subscribers is the per Share NAV of the Fund, defined as the Current Share Price, determined as of the end of the most recently completed calendar quarter prior to the relevant Closing.

On June 28, 2007, $28.5 million of subscription commitments were held in escrow, which would need to be brought into the Fund by no later than October 6, 2007. The Fund brought the $28.5 million of escrowed subscriptions in on July 2, 2007, issuing 240,347 Shares. As of December 31, 2006, $42.5 million of subscription commitments were held in escrow, which were brought into the Fund in February 2007. For the six months ended June 30, 2007 we sold 653,374 Shares for $75.4 million. For the year ended December 31, 2006 we sold 721,070 Shares for $79.4 million. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Financing

One of our investment strategies is to use leverage in an effort to improve the overall performance of the Fund. Our target is to maintain an overall Fund Portfolio level loan-to-value ratio of not more than 65%, with an individual asset’s long-term loan-to-value ratio not to exceed 75%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at June 30, 2007 and December 31, 2006 for such debt. The Unconsolidated Debt table provides information on our pro rata share of joint venture debt.

Consolidated Debt

	June 30, 2007		December 31, 2006
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$525,980,599	5.57%	$351,382,719	5.50%
Variable	22,472,224	7.69%	8,255,779	6.92%

Total	$548,452,824	$5.65%	$359,638,498	5.53%

Unconsolidated Pro Rata share of Debt

	June 30, 2007		December 31, 2006
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$91,659,720	5.60%	$92,205,726	5.60%
Variable	—	—	—	—

Total	$91,659,720	5.60%	$92,205,726	5.60%

We have placed mostly fixed-rate financing with terms ranging from 5 to 10 years. At December 31, 2005, we had three loans collateralized by the Consolidated Properties with floating-rate tranches totaling $5.0 million at LIBOR plus 140 basis points (5.69% at December 31, 2005). On May 25, 2006, we repaid the $5.0 million of floating-rate loans from the proceeds of the sale of Common Stock, which occurred on May 19, 2006. At June 30, 2007 we have one floating rate loan at LIBOR plus 160 basis points (6.92% at June 30, 2007) and a borrowing on our line of credit at 8.25%.

We anticipate that we will continue to use mainly fixed-rate debt to acquire real estate investments as long as interest rates remain favorable.

Line of Credit

On December 21, 2005, we obtained a $30.0 million line of credit, which could have been expanded to $50.0 million once the Fund’s NAV exceeded $300 million, subject to certain financial covenants. The line of credit expired on December 21, 2006, but was extended through February 21, 2007 while we negotiated a new line of credit with the lender. This line of credit carried interest at rates that approximated LIBOR plus 1.80% or a base rate, which was the greater of (i) the interest rate per annum announced from time to time by the lender as its prime rate or (ii) the Federal Funds effective rate plus 0.75%, as determined by the lender, dependent on the length of time we expect the loan to be outstanding. No borrowings were outstanding on our line of credit at December 31, 2006. As of December 31, 2006, we had issued two letters of credit from our line of credit in a total amount of $5.6 million, which were used to secure two future real estate acquisitions.

In February 2007, we entered into a $60.0 million line of credit agreement, replacing the existing $30.0 million line of credit agreement, that can be expanded to $70.0 million now that the Fund’s NAV exceeds $300 million, subject to certain financial covenants. The line of credit carries interest at rates that approximate LIBOR plus 1.50% or a base rate, which is the greater of (i) the interest rate per annum announced from time to time by the lender as its prime rate or (ii) the Federal Funds effective rate plus 0.75%, as determined by the lender, dependent on the length of time we expect the loan to be outstanding. At June 30, 2007, we had $13.0 million borrowed on our line of credit at 8.25%, which proceeds were used to acquire Canyon Plaza, and had issued a letter of credit from our line of credit for $3.1 million, which is being used to secure a future real estate acquisition. On July 27, 2007, the Fund expanded the line of credit to $70.0 million. Bank of America Corporation is the lender on the additional $10.0 million.

We anticipate that we will need a line of credit throughout the life of the Fund to accomplish our acquisition and operational objectives. In this respect, monies borrowed on our line of credit will be repaid from three sources:

•	placing fixed-rate mortgages on the Fund Portfolio,

•	cash flow generated by the Fund Portfolio, and

•	sales of our Common Stock.

Off Balance Sheet Arrangements

The Fund’s only off balance sheet commitment as of June 30, 2007 relates to a $3.1 million non-revocable letter of credit deposit for the purchase of a property.

Contractual Cash Obligations and Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence.

During the quarter ended June 30, 2007, we entered into the following contractual commitments:

•	a $36.9 million mortgage loan collateralized by Station Nine at a fixed rate of 5.50% maturing in 2017;

•	a $11.1 million mortgage loan collateralized by Westar Office Portfolio at a fixed rate of 5.30%, maturing in 2013;

•	a $7.4 million mortgage loan collateralized by Westar Office Portfolio at a fixed rate of 6.05%, maturing in 2015;

•	a $10.0 million mortgage loan collateralized by The District at Howell Mill at a fixed rate of 6.14% maturing in 2017;

•	a $35.0 million mortgage loan collateralized by The District at Howell Mill at a fixed rate of 5.30% maturing in 2027;

•	a $31.0 million mortgage loan collateralized by Canyon Plaza at a fixed rate of 5.90% maturing in 2017.

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

We are subject to ground lease payments of $35 per year for 71 years on the fifteen buildings in the Pacific Medical Office Portfolio.

As part of the acquisition of the Pacific Medical Office Portfolio, the limited liability company in which we invested that owns the portfolio entered into an option agreement that gave the seller the right to effect a put to sell two medical office buildings to the limited liability company between March 21, 2007 and June 21, 2007. During the same exercise period, the limited liability company had the right to effect a call to buy the two medical office buildings. The purchase price is equal to the net operating income of the two buildings (projected forward for twelve months, subject to adjustments) divided by a cap rate of 7.75%. No initial investment was required by the limited liability company, but $500,000 was deposited as collateral for the contract. The purchase price is expected to be between $10.0 and $17.0 million depending on the building’s net operating income. If neither party exercised the option by the expiration of the agreement, the contract would have become null and void and the deposit would have been returned. The deposit will be retained by the seller if the limited liability company fails to purchase the buildings after the option notice has been given. On April 20, 2007, the limited liability company exercised the call purchase option on the Pacific Medical Office Portfolio option agreement to acquire the two medical office buildings located in San Bernardino, California.

The Pacific Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1.9 million into an escrow account to fund future tenant improvements and leasing commissions. At June 30, 2007, we had approximately $1.5 million deposited in this escrow, and we expect to fund approximately $200,000 during 2007. Additionally, we are required to deposit approximately $151,000 per year into an escrow account to fund capital expenditures. At June 30, 2007 our capital account escrow balance was $485,000. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the Pacific Medical Office Portfolio.

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

In November 2006, we entered into a purchase contract to acquire a 100% ownership interest in a 137,000 square-foot office building for approximately $43.5 million located in Calgary, Canada. The property is currently under construction. We expect to acquire the property once construction is completed during the third quarter of 2007. The building is 100% pre-leased to a number of engineering companies with leases expiring in five and ten years. In December 2006, we placed a $3.1 million non-revocable letter of credit deposit for the purchase of the property.

On May 1, 2007, we committed to and locked the interest rate on an approximate $28.2 million, ten-year mortgage loan, interest-only for the first five years at a fixed rate of 5.16%, which will be collateralized by an office building located in Calgary, Canada.

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

Recently Issued Accounting Pronouncements and Developments

As described in Note 10, new accounting pronouncements have been issued that are effective for the current or subsequent year. Certain new accounting pronouncements have had or are expected to have an impact on our consolidated financial statements.

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

As of June 30, 2007, we had consolidated debt of $548.5 million of which $22.5 million was variable-rate debt and a $2.5 million net discount on the assumption of debt. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $22.5 million of variable-rate debt would have resulted in an approximately $56,000 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

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

At June 30, 2007, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $11.4 million lower than the carrying value of $548.5 million. If treasury rates were to have increased by 25 basis points, the fair value of our mortgage notes payable and other debt payable would be approximately $18.9 million lower than the carrying value.

Item 4.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are involved in various legal proceedings relating to our business. We do not currently believe the outcome of any legal proceeding will have a material adverse effect on our financial condition or results of operations.

The Former Manager of the Fund, certain of its affiliates, including U.S. Trust, and others were named in four shareholder class action lawsuits and two derivative actions which allege that the Former Manager, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the Former Manager. Each seeks unspecified monetary damages and related equitable relief.

The class and derivative actions described above were transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the class action and derivative lawsuits. Several affiliates of the Former Manager and individual defendants have also been dismissed. Plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 36(b) and 48(a) of the Investment Company Act of 1940, as amended, however, have not been dismissed.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information and consultation with counsel, U. S. Trust believes that the likelihood is remote that the pending litigation will materially affect the Manager’s ability to provide its services to the Fund. Neither the Manager nor the Fund is a party to the lawsuits described above.

Item 1A.	Risk Factors.

The most significant risk factors applicable to the Fund are described in Item 1A of the Form 10-K. There have been no material changes from those previously-disclosed risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds
May 4, 2007 (1)	12,030	$115.95	$1,394,887	Used to invest in cash and cash equivalents

(1)	This sale occurred pursuant to our dividend reinvestment plan.

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

Issuer Purchases of Equity Securities

Under our Share Repurchase Program we repurchase Shares through a tender offer process at the Current Share Price. The following table summarizes repurchases of our Shares during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
June 2007 (1)	114,922	$115.95	114,922		(2)

(1)	Beginning on May 14, 2007 and expiring on June 12, 2007, we conducted a tender offer to repurchase up to $10.0 million of our outstanding Shares at the Current Share Price. Stockholders made redemption requests for 114,922 shares or $13.3 million. We availed ourselves of an SEC rule which allowed us to exceed our $10.0 million offer by 2% of the outstanding Shares to honor all redemption requests.

(2)	Pursuant to our Share Repurchase Program, we intend, but have no obligation, to provide liquidity to our stockholders by conducting tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each such tender offer and will be communicated to stockholders.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 7, 2007, we held our annual meeting of stockholders for the purpose of:

Electing five directors to the board of directors of the Fund for the ensuing year and until their successors are elected. Of the 3,033,931.324 shares outstanding as of March 23, 2007, the record date for the annual meeting, 2,212,517.032 or 72.926% were present or represented by proxy at the meeting.

The following directors were elected to our board of directors according to the following votes:

Nominee	For	Withheld	Broker Non-Votes
Thomas F. McDevitt	2,209,515.032	3,002.000	—
David R. Bailin	2,208,515.032	4,002.000	—
Virginia G. Breen	2,208,515.032	4,002.000	—
Jonathan B. Bulkeley	2,208,515.032	4,002.000	—
Peter H. Schaff	2,208,515.032	4,002.000	—

Item 6.	Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

10.10(2)	Purchase and Sale Agreement for The District at Howell Mill, dated May 13, 2007, by and among The District at Howell Mill, LLC, ELPF Howell Mill, LLC and Calloway Title and Escrow, L.L.C.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).

(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: August 9, 2007	By:	/s/ Henry I. Feuerstein
Henry I. Feuerstein
President and Chief Executive Officer