Form 10-Q
period 2007-09-30
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2007-11-07
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on November 6, 2007 was 3,565,908.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Investments in real estate:
Land	$111,197,151	$63,734,478
Buildings and equipment	572,022,046	403,054,526
Construction in progress	1,026,821	—
Less accumulated depreciation	(17,339,488)	(10,614,390)

Net property and equipment	666,906,530	456,174,614
Investments in unconsolidated real estate affiliates	44,736,899	47,958,556
Real estate held for sale	85,474,039	—

Net investments in real estate	797,117,468	504,133,170
Cash and cash equivalents	8,650,696	28,969,562
Restricted cash	7,796,021	4,584,158
Tenant accounts receivable, net	1,718,447	1,909,505
Deferred expenses, net	4,475,008	3,168,332
Acquired intangible assets, net	96,222,133	82,527,563
Deferred rent receivable, net	3,928,643	2,686,998
Prepaid expenses and other assets	7,707,618	7,714,659

TOTAL ASSETS	$927,616,034	$635,693,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes and other debt payable	$504,963,203	$361,350,770
Liabilities held for sale	61,797,806	—
Accounts payable and other accrued expenses	7,045,101	4,067,379
Distributions payable	6,061,887	4,633,215
Accrued interest	2,286,237	1,566,347
Accrued real estate taxes	3,446,052	2,563,261
Manager and advisor fees payable	2,205,679	1,786,399
Acquired intangible liabilities, net	20,659,889	15,468,359

TOTAL LIABILITIES	608,465,854	391,435,730
Minority interests	7,210,441	3,036,401
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock: $0.01 par value; 5,000,000 shares authorized; 3,463,935 and 2,647,551 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	34,640	26,476
Additional paid-in capital	370,631,574	274,634,314
Accumulated other comprehensive income	835,488	—
Distributions to stockholders	(42,230,597)	(26,184,060)
Accumulated deficit	(17,331,366)	(7,254,914)

Total stockholders’ equity	311,939,739	241,221,816

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$927,616,034	$635,693,947

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenues:
Minimum rents	$15,348,738	$9,069,172	$37,946,986	$27,075,592
Tenant recoveries and other rental income	3,680,030	2,244,685	9,778,013	6,629,014

Total revenues	19,028,768	11,313,857	47,724,999	33,704,606
Operating expenses:
Real estate taxes	1,993,812	1,121,609	5,047,226	3,567,965
Property operating	3,175,708	2,300,511	8,294,445	6,027,720
Manager and advisor fees	1,992,768	1,287,069	5,394,257	3,596,202
Fund level expenses	572,331	586,655	1,919,934	1,512,977
Provision for doubtful accounts	62,411	117,322	257,003	249,334
General and administrative	45,845	14,312	295,357	126,552
Depreciation and amortization	8,546,157	4,189,285	20,564,859	12,523,554

Total operating expenses	16,389,032	9,616,763	41,773,081	27,604,304

Operating income	2,639,736	1,697,094	5,951,918	6,100,302
Other income and (expenses):
Interest income	302,525	404,265	1,494,907	983,156
Interest expense	(7,028,333)	(3,939,731)	(16,998,223)	(11,857,783)
Loss allocated to minority interests	77,419	46,980	215,219	112,828
Equity in income of unconsolidated affiliates	410,157	230,845	881,610	37,988
Loss on foreign currency derivative	(500,972)	—	(500,972)	—

Total other income and (expenses)	(6,739,204)	(3,257,641)	(14,907,459)	(10,723,811)

Net loss from continuing operations	(4,099,468)	(1,560,547)	(8,955,541)	(4,623,509)
Discontinued operations:
Income (loss) from discontinued operations	277,143	(255,940)	(37,861)	(432,575)

Net loss	(3,822,325)	(1,816,487)	(8,993,402)	(5,056,084)
Other comprehensive income:
Foreign currency translation adjustment	835,488	—	835,488	—

Total other comprehensive income	835,488	—	835,488	—

Net comprehensive loss	$(2,986,837)	$(1,816,487)	$(8,157,914)	$(5,056,084)

Net loss from continuing operations per share-basic and diluted	$(1.19)	$(0.64)	$(2.84)	$(2.06)
Discontinued operations	$0.08	$(0.11)	$(0.01)	$(0.19)

Net loss per share-basic and diluted	$(1.11)	$(0.75)	$(2.85)	$(2.25)

Weighted average common stock outstanding-basic and diluted	3,453,704	2,427,099	3,151,253	2,242,169

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Distributions	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	to Stockholders	Deficit)	Equity
Balance, January 1, 2007	2,647,551	$26,476	$274,634,314	$—	$(26,184,060)	$(7,254,914)	$241,221,816
Issuance of common stock	931,306	9,313	108,238,255	—	—	—	108,247,568
Repurchase of common stock	(114,922)	(1,149)	(12,240,995)	—	—	(1,083,050)	(13,325,194)
Net loss	—	—	—	—	—	(8,993,402)	(8,993,402)
Other comprehensive income	—	—	—	835,488	—	—	835,488
Distributions declared ($5.25 per share)	—	—	—	—	(16,046,537)	—	(16,046,537)

Balance, September 30, 2007	3,463,935	$34,640	$370,631,574	$835,488	$(42,230,597)	$(17,331,366)	$311,939,739

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,993,402)	$(5,056,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests	(215,219)	(112,828)
Depreciation, including discontinued operations	8,430,814	5,752,157
Amortization of in-place lease intangible assets, including discontinued operations	13,760,613	8,199,805
Amortization of net above- and below-market in-place leases, including discontinued operations	(935,069)	(1,086,431)
Amortization of financing fees, including discontinued operations	460,672	442,008
Amortization of debt premium and discount	(113,685)	(214,018)
Amortization of lease commissions, including discontinued operations	89,385	41,020
Loss on foreign currency derivative	503,733	—
Provision for doubtful accounts	257,003	249,334
Equity in income of unconsolidated affiliates	(881,610)	(37,988)
Distributions of income received from unconsolidated affiliates	881,610	213,923
Net changes in assets and liabilities:
Tenant accounts receivable	(158,982)	(1,381,442)
Deferred rent receivable	(1,534,002)	(1,207,660)
Prepaid expenses and other assets	(33,039)	47,682
Manager and advisor fees payable	419,280	(963,864)
Accounts payable and accrued expenses	4,808,507	643,619

Net cash provided by operating activities	16,746,609	5,529,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(249,103,806)	(94,332,566)
Capital improvements and lease commissions	(1,953,795)	(2,678,143)
Deposits for investments under contract	(2,000,000)	(2,000,000)
Distributions received from unconsolidated affiliates in excess of income	3,221,657	3,044,469
Loan escrows	(1,696,463)	138,721

Net cash used in investing activities	(251,532,407)	(95,827,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	103,879,772	52,543,651
Repurchase of common stock	(13,325,194)	(5,260,288)
Distributions to stockholders	(10,250,069)	(7,579,302)
Distributions paid to minority interests	(279,851)	(196,085)
Draws on credit facility	31,500,000	19,000,000
Payments on credit facility	(28,000,000)	(19,000,000)
Debt issuance costs	(1,869,879)	(361,913)
Proceeds from mortgage notes and other debt payable	133,488,433	64,413,768
Principal payments on mortgage notes and other debt payable	(1,516,017)	(5,000,000)

Net cash provided by financing activities	213,627,195	98,559,831

Net (decrease) increase in cash and cash equivalents	(21,158,603)	8,261,545
Effect of exchange rates	839,737	—
Cash and cash equivalents at the beginning of the period	28,969,562	8,161,608

Cash and cash equivalents at the end of the period	$8,650,696	$16,423,153

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Supplemental disclosure of cash flow information:
Interest paid, including discontinued operations	$18,336,915	$12,531,571

Interest capitalized	$35,917	$20,071

Non-cash activities:
Distributions payable	$6,061,887	$4,633,215
Stock issued through dividend reinvestment plan	4,367,796	2,625,260
Liability for capital expenditures	86,955	3,486,939
25850 S. Ridgeland option payment	—	499,500
Assumption of mortgage loan payable	69,253,702	—
Minority interests	4,669,110	—
Havertys Furniture land purchase	3,144,450	—

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

On July 1, 2007, U.S. Trust Corporation and all of its subsidiaries, including the Manager, were acquired by Bank of America Corporation (“BAC”). As a result of this transaction, UST Advisers, Inc., the Manager of the Fund, and UST Securities, Corp., the Fund’s placement agent, (both indirect subsidiaries of U.S. Trust) are now indirect wholly-owned subsidiaries of, and controlled by, BAC. Prior to the transaction, U.S. Trust and its subsidiaries, including UST Advisers, Inc. and UST Securities, Corp., were controlled by The Charles Schwab Corporation. UST Advisers, Inc. will continue to serve as the Manager of the Fund and UST Securities Corp. will continue to serve as the placement agent to the Fund, and the Fund has consented to the change in ownership of the Manager and UST Securities, Corp.

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

The Manager has retained The Townsend Group, at the expense of the Manager, to assist the Manager in reviewing the investment activities of the Advisor and the investment performance of the Fund’s assets and monitoring compliance with the Fund’s investment guidelines. The Townsend Group is a consulting firm whose exclusive focus is the asset class of real estate. Founded in 1983, and with offices in Cleveland, Denver and San Francisco, The Townsend Group is a provider of real estate consulting services to institutional investors in the United States.

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

Certain reclassifications of prior period amounts have been made to the Consolidated Statement of Operations and Comprehensive Income and Consolidated Statement of Cash Flows. These reclassifications have been made to conform to the 2007 presentation. These reclassifications have not changed the Fund’s financial position as of September 30, 2006 or consolidated results of operations or cash flows for the three and nine months ended September 30, 2006.

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

Pursuant to the provisions of SFAS No. 144, properties held-for-sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Fair value is based upon the property’s most recent appraisal by a third party and carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale.

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

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. For the three and nine months ended September 30, 2007, $763,664 and $1,534,002, respectively, has been recognized as straight-line rent revenue (representing net rents recognized prior to being billed and collectible as provided by the terms of the leases). For the three and nine months ended September 30, 2006, $453,253 and $1,207,660, respectively, has been recognized as straight-line rent revenue. Also included, as an increase to rent revenue, for the three and nine months ended September 30, 2007, are $381,662 and $935,069, respectively, of net amortization related to above- and below-market in-place leases at properties acquired as provided by FASB Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Included, as an increase to rent revenue, for the three and nine months ended September 30, 2006, are $328,533 and $1,086,431, respectively, of net amortization related to above- and below-market in-place leases. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.

Percentage rents are recognized when earned as certain tenant sales volume targets, as specified by the lease terms, are met. For the three and nine months ended September 30, 2007, $80,353 and $210,250, respectively, of percentage rent has been recognized in tenant recoveries and other rental income and in income (loss) from discontinued operations related to Metropolitan Park North. For the three and nine months ended September 30, 2006, $5,348 and $92,037, respectively, of percentage rent has been recognized in tenant recoveries and other rental income and in income (loss) from discontinued operations related to Metropolitan Park North.

We provide an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At September 30, 2007 and December 31, 2006, our allowance for doubtful accounts was $382,032 and $190,420, respectively.

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

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at September 30, 2007 and December 31, 2006 was $1,125,123 and $574,942, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist principally of long-term notes receivable from local governments related to real estate tax rebates and sales tax sharing agreements. The acquisition of Marketplace at Northglenn included an Enhanced Sales Tax Incentive Program (“ESTIP”) note receivable from the local government that allows us to share in sales tax revenue generated by the retail center until a specified amount has been paid to us. At September 30, 2007 and December 31, 2006, $1.6 million and $2.4 million, respectively, was the remaining balance owed to the Fund. The acquisition of 25850 S. Ridgeland (formerly referred to as TNT Logistics) included a Tax Increment Financing Note (a “TIF Note”) issued by the Village of Monee, which will reimburse to us approximately 90% of the real estate tax payments made on the property through 2016 or until the TIF note receivable is repaid. The TIF Note bears interest at 7%. At September 30, 2007 and December 31, 2006, $4.7 million was the remaining balance owed to the Fund. Cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes.

Foreign Exchange

We utilize the U.S. dollar as our functional currency, except for our Canadian operations, which use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at weighted average rates for the period. Foreign currency translation adjustments are recorded in Accumulated Other Comprehensive Income.

Derivative Instruments

In August 2007, we entered into foreign currency forward contracts, to hedge our foreign exchange exposure, for exchanges between United States Dollars and Canadian Dollars. We contracted to buy United States Dollars with Canadian Dollars at each quarter end for the next five quarters, ending on December 31, 2008. We have not designated these forward contracts as accounting hedges. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, these derivatives are recorded at fair value within Accounts payable and other accrued expenses on the Consolidated Balance Sheet with gains and losses reported in Loss on foreign currency derivative in the Consolidated Statement of Operations and Comprehensive Income. We do not enter into foreign exchange forward contracts for trading purposes.

Financial Instruments

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable is approximately $0.3 million and $0.4 million lower than the aggregate carrying amounts at September 30, 2007 and December 31, 2006, respectively. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts which are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt). The fair value of our mortgage notes and other debt payable and of liabilities held for sale for debt related to Metropolitan Park North was approximately $13.6 million and $4.4 million lower than the aggregate carrying amounts at September 30, 2007 and December 31, 2006, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. As of September 30, 2007, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 1 to 29 years.

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles, acquired non-amortizing land purchase options and non-amortizing tenant improvements and lease commissions funding commitment, which are reported net of accumulated amortization of $30,906,889 and $15,605,898 at September 30, 2007 and December 31, 2006, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $6,876,609 and $4,403,203 at September 30, 2007 and December 31, 2006, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value in accordance with SFAS 144. To the extent an impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations. Our non-amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A non-amortizing intangible asset is considered to be impaired when the carrying amount of the non-amortizing intangible asset is greater than its fair value in accordance with SFAS 142. To the extent an impairment has occurred, the excess of the carrying value of the non-amortizing intangible asset over its estimated fair value will be charged to operations.

Stock Redemptions

The Fund retires common stock repurchased through the Share Repurchase Program (See Note 6). The excess of redemption price over the stockholders’ cost basis in the underlying stock is charged to retained earnings.

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

Earnings Per Share (“EPS”)

Basic per share amounts are based on the weighted average of shares outstanding of 3,453,704 and 3,151,253 for the three and nine months ended September 30, 2007, respectively. Basic per share amounts are based on the weighted average of shares outstanding of 2,427,099 and 2,242,169 for the three and nine months ended September 30, 2006, respectively. We have no dilutive or potentially dilutive securities.

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

NOTE 3—PROPERTY

The primary reason we make acquisitions of real estate investments in the retail, office, industrial, and apartment property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The consolidated properties held within the Fund as of September 30, 2007 are as follows:

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	100%	8/27/2004	$59.6 Million
Havertys Furniture (1)	Industrial	808,000	Braselton, GA	100%	12/3/2004	$28.5 Million
Hagemeyer Distribution Center	Industrial	300,000	Auburn, GA	100%	12/3/2004	$10.2 Million
25850 S. Ridgeland (2)(3)	Industrial	722,000	Monee, IL	100%	12/31/2004	$25.2 Million
Georgia Door Sales Distribution Center	Industrial	254,000	Austell, GA	100%	2/10/2005	$8.5 Million
105 Kendall Park Lane	Industrial	409,000	Atlanta, GA	100%	6/30/2005	$18.8 Million
Waipio Shopping Center	Retail	137,000	Waipahu, HI	100%	8/1/2005	$30.5 Million
Marketplace at Northglenn	Retail	439,000	Northglenn, CO	100%	12/21/2005	$91.5 Million
Pacific Medical Office Portfolio (4)	Office	755,000	CA and AZ	95%	12/21/2005	$132.8 Million
Metropolitan Park North (5)	Office	186,000	Seattle, WA	100%	3/28/2006	$89.2 Million
Stirling Slidell Shopping Centre (6)	Retail	139,000	Slidell, LA	100%	12/14/2006	$23.4 Million
9800 South Meridian (7)	Office	129,000	Englewood, CO	90%	12/26/2006	$14.7 Million
18922 Forge Drive (8)	Office	91,000	Cupertino, CA	90%	2/15/2007	$26.2 Million
4001 North Norfleet Road	Industrial	702,000	Kansas City, MO	100%	2/27/2007	$37.6 Million
Station Nine Apartments	Apartment	312,000	Durham, NC	100%	4/16/2007	$56.4 Million
Westar Office Portfolio (9)	Office	141,000	St. Charles, MO	100%	6/13/2007	$28.6 Million
The District at Howell Mill (10)	Retail	306,000	Atlanta, GA	87.85%	6/15/2007	$78.7 Million
Canyon Plaza (11)	Office	199,000	San Diego, CA	100%	6/26/2007	$55.0 Million
Railway Street Corporate Centre	Office	137,000	Calgary, Canada	100%	8/30/2007	$42.6 Million

(1)	Includes 297,000 square feet of development constructed subsequent to the acquisition date. Acquisition price does not include $11.0 million of construction costs related to this development. During 2007, we executed a $100 bargain purchase option and acquired a fee simple interest in the land on which the building resides. The land was valued at $3,144,450 as part of the initial acquisition and recorded as a non-amortizing intangible asset until the bargain purchase option was executed. Upon execution, the land was reclassed from Acquired intangible assets to Land.
(2)	On December 31, 2004, we extended an approximate $24.8 million mortgage loan to an unrelated real estate developer collateralized by 25850 S. Ridgeland. The loan required monthly interest-only payments equal to the base rent paid by the tenant. Simultaneous with the signing of the loan agreement, we entered into an option agreement to purchase 25850 S. Ridgeland for the remaining loan balance plus a $500,000 option payment. Based on the provisions of FIN 46(R), 25850 S. Ridgeland was consolidated in the Fund beginning on the date we extended the loan. On March 30, 2006, we exercised the purchase option and acquired a 100% equity interest in the 25850 S. Ridgeland property for the outstanding loan balance plus the $500,000 option payment.

(3)	This property was previously referred to as TNT Logistics but has been renamed for reporting purposes.
(4)	Consists of a portfolio of leasehold interests in fifteen medical office buildings located throughout Southern California and the greater Phoenix metropolitan area. The buildings are all subject to ground leases expiring in 2078. The portfolio was encumbered by four existing fixed-rate mortgage loans totaling $84.3 million maturing in 2013 and 2014 at a weighted average interest rate of 5.77%, which was interest-only until November 2006. The other member, owning a 5% interest, is an unrelated third party who has an affiliate that performs property management and leasing services for the portfolio of buildings. Pacific Medical Office Portfolio was consolidated into the Fund based on the provisions of FIN 46(R).
(5)	On July 26, 2007, Metropolitan Park North was designated as held for sale as the Advisor determined that real estate capital market conditions and the relative strength of the Seattle office market may present an opportunity for the Fund to realize above target returns through the disposition of this asset. Subject to market interest in this asset, we expect the sale to occur during the fourth quarter of 2007. In accordance with SFAS 144, the results of operations and future gains or losses on disposition, if any, for the property will be reported as discontinued operations for all periods presented.
(6)	Acquisition price includes the assumption of an approximate $14.0 million, 5.15% fixed-rate mortgage loan maturing in 2014.
(7)	The building will undergo significant upgrades over the next two years which will involve increasing the rentable space by approximately 10,000 square-feet, may involve terminating certain tenant leases as allowed under the terms of those leases and leasing the building to new tenants. The other member, owning a 10% interest, is an unrelated third party. 9800 South Meridian was consolidated into the Fund based on the provisions of FIN 46(R).
(8)	The other member, owning a 10% interest, is an unrelated third party. 18922 Forge Drive was consolidated into the Fund based on the provisions of FIN 46(R).
(9)	Acquisition price includes the assumption of an approximate $7.4 million, 6.05% fixed-rate mortgage loan maturing in 2015.
(10)	The other tenant in common, owning a 12.15% interest, is an unrelated third party. The District at Howell Mill was consolidated into the Fund based on the provisions of FIN 46(R). Acquisition price includes the assumption of an approximate $35.0 million, 5.30% fixed-rate mortgage loan maturing in 2027.
(11)	Acquisition price includes the assumption of an approximate $31.0 million, 5.90% fixed-rate mortgage loan maturing in 2017.

We allocated the purchase price of our 2007 acquisitions in accordance with SFAS No. 141 as follows:

	18922 Forge Drive	4001 North Norfleet Road	Station Nine Apartments	Westar Office Portfolio
Land	$7,975,000	$2,134,440	$9,690,000	$4,484,938
Building and equipment	12,943,251	31,396,686	43,399,511	17,831,694
In-place lease intangible	3,087,977	4,048,276	3,327,953	6,001,215
Debt assumption fee	—	—	—	73,503
Above-market lease intangible	2,629,476	—	—	227,613
Debt discount	—	—	—	16,613
Below-market lease intangible	(402,392)	—	—	—
Assumption of mortgage note payable	—	—	—	(7,350,334)

	$26,233,312	$37,579,402	$56,417,464	$21,285,242

Weighted average amortization period for intangible assets and liabilities	3 years	10 years	6 months	9 years
Weighted average amortization period for debt assumption fee and discount	N/A	N/A	N/A	8 years

2007 acquisitions continued:

	The District at Howell Mill	Canyon Plaza	Railway Street Corporate Centre
Land	$10,000,000	$14,959,350	$5,650,595
Building and equipment	56,700,530	32,909,140	33,657,743
In-place lease intangible	8,138,215	14,262,179	3,305,717
Debt assumption fee	—	232,500	—
Above-market lease intangible	—	—	—
Debt discount	3,821,898	258,121	—
Below-market lease intangible	—	(7,415,466)	—
Assumption of mortgage note payable	(35,000,000)	(31,000,000)	—

	$43,660,643	$24,205,824	$42,614,055

Weighted average amortization period for intangible assets and liabilities	14 years	10 years	6 years
Weighted average amortization period for debt assumption fee and discount	20 years	10 years	N/A

We allocated the purchase price of our 2006 acquisitions in accordance with SFAS No. 141 as follows:

	Metropolitan Park North	Stirling Slidell Shopping Centre	9800 South Meridian
Land	$10,900,000	$5,441,800	$4,517,485
Building and equipment	64,006,369	16,843,100	9,640,470
In-place lease intangible	11,610,362	3,583,970	846,710
Above-market lease intangible	2,850,859	22,077	—
Debt assumption fee	—	140,470	—
Below-market lease intangible	(188,530)	(2,800,081)	(342,259)
Debt discount	—	276,407	—
Assumption of mortgage notes payable	—	(14,046,973)	—

	$89,179,060	$9,460,770	$14,662,406

Weighted average amortization period for intangible assets and liabilities	7 years	18 years	2 years
Weighted average amortization period for debt assumption fee and discount	N/A	7 years	N/A

The Fund’s investment in real estate held for sale is comprised of:

	September 30, 2007	December 31, 2006
Land	$10,900,000	$—
Buildings and equipment	64,022,546	—
Acquired intangible assets, net	11,535,924	—
Less accumulated depreciation	(1,707,797)	—
Other assets	723,366	—

Net property and equipment	85,474,039	—

Liabilities held for sale are as follows:

	September 30, 2007	December 31, 2006
Mortgage notes and other debt payable	$61,000,000	$—
Acquired intangible liabilities, net	152,923	—
Other liabilities	644,883	—

Liabilities held for sale	61,797,806	—

The following table summarizes income (loss) from discontinued operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Total revenue	$1,876,624	$1,775,566	$5,708,701	$3,662,368
Real estate taxes	(167,615)	(124,758)	(503,533)	(229,082)
Property operating	(280,786)	(315,370)	(803,415)	(569,614)
General and administrative	(25,797)	25,904	(82,390)	(25,165)
Depreciation and amortization	(245,370)	(734,721)	(1,715,953)	(1,469,428)
Interest income	7,062	4,414	19,656	11,023
Interest expense	(886,975)	(886,975)	(2,660,927)	(1,812,677)

Income (loss) from discontinued operations	$277,143	$(255,940)	$(37,861)	$(432,575)

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

The limited liability company agreement provided for a two-year preferred return until August 24, 2006 to the Fund based on a formula of gross initial investment (approximately $79.9 million, which equals the aggregate consideration paid at acquisition plus our pro rata share of the existing mortgage debt) multiplied by 7.50% less our pro rata share of debt service. The preferred return was to be distributed quarterly, provided sufficient cash flow existed to make the payment. Since cash flow was not sufficient to cover the preferred return, the managing member, an unrelated third party, was liable to pay the balance of the preferred return to the Fund, which occurred on January 30, 2007. Cash received from the preferred return in excess of the net income allocated to us is treated as a return of capital. Since August 25, 2006, available cash flow has been distributed to the members in proportion to their ownership interest.

111 Sutter Street

On March 29, 2005, we acquired an 80% membership interest in CEP Investors XII LLC, which owns 111 Sutter Street (“111 Sutter Street”) in San Francisco, California, a 286,000 square-foot, multi-tenant office building built in 1926 and renovated in 2001. The aggregate consideration paid for the 80% membership interest was approximately $24.6 million. Additionally, we extended a $6.0 million short-term second mortgage loan to the limited liability company. 111 Sutter Street was encumbered by an existing $48.9 million variable-rate mortgage loan at LIBOR plus 185 basis points. On June 22, 2005, the limited liability company finalized a $56.0 million fixed-rate mortgage loan maturing in 10 years at 5.58%. The majority of the proceeds from the loan were used to replace the existing mortgage loan debt on 111 Sutter Street and pay back the $6.0 million second mortgage loan to the Fund.

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

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2007	December 31, 2006
ASSETS
Investments in real estate	$169,887,726	$173,467,491
Cash and cash equivalents	1,661,036	2,295,682
Other assets	23,948,884	27,782,480

TOTAL ASSETS	$195,497,646	$203,545,653

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$156,174,002	$157,947,788
Due to affiliate	28,072	28,072
Other liabilities	6,540,753	9,256,347

TOTAL LIABILITIES	162,742,827	167,232,207
Members’ Equity	32,754,819	36,313,446

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$195,497,646	$203,545,653

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2007	December 31, 2006
Members’ equity	$32,754,819	$36,313,446
Less: other members’ equity	(11,690,554)	(13,256,383)
Purchase price in excess of ownership interest in unconsolidated real estate affiliates (a)	23,672,634	24,901,493

Fund Investments in unconsolidated real estate affiliates	$44,736,899	$47,958,556

(a)	The purchase price in excess of our ownership interest in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The excess is being amortized over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. The excess allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Total revenues	$7,664,900	$7,509,778	$22,471,556	$21,515,389
Total operating expenses	5,026,881	5,038,373	14,815,265	14,697,960

Operating income	2,638,019	2,471,405	7,656,291	6,817,429
Total other expenses	2,178,895	2,209,611	6,549,002	6,665,709

Net income	$459,124	$261,794	$1,107,289	$151,720

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net income of unconsolidated real estate affiliates	$459,124	$261,794	$1,107,289	$151,720
Other members’ share of net loss (income)	4,428	(11,380)	(39,629)	42,390
Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(53,395)	(6,069)	(175,081)	(136,872)
Other expense from unconsolidated real estate affiliates	—	(13,500)	(10,969)	(19,250)

Fund equity in income of unconsolidated real estate affiliates	$410,157	$230,845	$881,610	$37,988

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

				Amount payable as of
Property	Maturity Date	Fixed / Floating	Rate	September 30, 2007	December 31, 2006
Monument IV at Worldgate	September 1, 2011	Fixed	5.29%	$37,496,225	$37,875,214
Havertys Furniture	January 1, 2015	Fixed	5.23%	18,100,000	18,100,000
Havertys Furniture	January 1, 2015	Fixed	6.19%	11,025,000	10,050,370
Hagemeyer Distribution Center	January 1, 2015	Fixed	5.23%	6,500,000	6,500,000
Georgia Door Sales Distribution Center	January 1, 2015	Fixed	5.31%	5,400,000	5,400,000
25850 S. Ridgeland	April 1, 2012	Fixed	5.05%	16,559,651	16,700,000
105 Kendall Park Lane	September 1, 2012	Fixed	4.92%	13,000,000	13,000,000
Waipio Shopping Center	November 1, 2010	Fixed	5.15%	19,950,000	19,950,000
Marketplace at Northglenn	January 1, 2016	Fixed	5.50%	64,500,000	64,500,000
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	17,607,862	17,808,943
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,324,922	15,520,000
Pacific Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,869,984	16,051,219
Pacific Medical Office Portfolio	March 1, 2014	Fixed	5.79%	34,630,548	34,880,000
Metropolitan Park North (1)	April 1, 2013	Fixed	5.73%	—	61,000,000
Stirling Slidell Shopping Centre	April 1, 2014	Fixed	5.15%	13,877,139	14,046,973
9800 South Meridian	January 1, 2010	Floating	LIBOR + 1.60%	9,894,639	8,255,779
18922 Forge Drive	February 14, 2014	Fixed	6.24%	19,050,000	—
4001 North Norfleet Road	March 1, 2017	Fixed	5.60%	24,230,000	—
Station Nine Apartments	May 1, 2017	Fixed	5.50%	36,885,000	—
Westar Office Portfolio	July 1, 2013	Fixed	6.05%	7,315,220	—
Westar Office Portfolio	March 1, 2015	Fixed	5.60%	11,050,000	—
The District at Howell Mill	March 1, 2027	Fixed	5.30%	35,000,000	—
The District at Howell Mill	June 1, 2017	Fixed	6.14%	10,000,000	—
Canyon Plaza	June 1, 2017	Fixed	5.90%	31,000,000	—
Railway Street Corporate Centre (2)	September 1, 2017	Fixed	5.16%	29,695,057	—

				503,961,247	359,638,498

Line of Credit	February 21, 2009	Floating	7.75%	3,500,000	—
Net debt (discount) premium on assumed debt				(2,498,044)	1,712,272

				504,963,203	361,350,770
Metropolitan Park North (1)	April 1, 2013	Fixed	5.73%	61,000,000	—

				$565,963,203	$361,350,770

(1)	This loan is associated with Metropolitan Park North which was classified as held for sale beginning on July 26, 2007.
(2)	This loan is denominated in Canadian dollars, but is reported in US dollars at the exchange rate in effect on the balance sheet date.

We have recognized a premium or discount on debt we assumed with the following property acquisitions:

Property	Debt Premium / (Discount)	Effective Interest Rate
Pacific Medical Office Portfolio	$1,770,208	5.41%
Stirling Slidell Shopping Centre	(244,637)	5.57%
Westar Office Portfolio	(15,898)	6.17%
The District at Howell Mill	(3,758,200)	6.34%
Canyon Plaza	(249,517)	6.10%

Included in mortgage notes and other debt payable is $512,648 and $297,352 of debt premium accumulated amortization at September 30, 2007 and December 31, 2006, respectively. Also included in mortgage notes and other debt payable is $104,788 and $3,177 of debt discount accumulated amortization at September 30, 2007 and December 31, 2006, respectively.

September 30, 2007
Debt on real estate held for long term	$503,961,247
Debt on real estate held for sale	61,000,000

Total	564,961,247

Aggregate principal payments of mortgage notes payable as of September 30, 2007 are as follows:

Year	Amount
2007	$639,701
2008	3,716,728
2009	4,089,771
2010	35,607,070
2011	41,553,387
Thereafter	479,354,590

Total	$564,961,247

Land, buildings, equipment, and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $871 million and $565 million at September 30, 2007 and December 31, 2006, respectively, have been pledged as collateral.

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

On February 21, 2007, we entered into a $60.0 million line of credit agreement, replacing the existing $30.0 million line of credit agreement, to cover short-term capital needs for acquisitions and operations, which was expanded to $70.0 million on July 27, 2007. The additional $10.0 million borrowing capacity is supplied by BAC. The line of credit expires in two years. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. At September 30, 2007, we had $3.5 million borrowed on our line of credit at 7.75%, the proceeds of which were used to acquire Railway Street Corporate Centre.

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

We have retained a valuation consultant to assist us in the valuation of our real estate investments. The valuation consultant identifies and retains independent third-party real estate appraisal firms (the “Appraisal Firms”) that appraise each Investment annually beginning one year after acquisition. During the first three quarters after acquisition, the Investment will be carried at capitalized cost and is reviewed quarterly for material events at the property or market level that may require an adjustment of the Investment’s valuation.

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

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. As of September 30, 2007, $10.3 million of subscription commitments were held in escrow, which will be brought into the Fund as needed for investment activities, but no later than January 5, 2008. As of December 31, 2006, $42.5 million of subscription commitments were held in escrow, which were brought into the Fund in February 2007. For the nine months ended September 30, 2007, we sold 893,824 Shares for $103.9 million. For the year ended December 31, 2006, we sold 721,070 Shares for $79.4 million. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

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

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the nine months ended September 30, 2007, we issued 37,483 Shares for approximately $4.4 million, under the plan. For the year ended December 31, 2006, we issued 35,230 Shares for approximately $3.8 million, under the plan.

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

During the nine months ended September 30, 2007, no single tenant accounted for more than 10% of minimum base rents. During the nine months ended September 30, 2006, Fannie Mae accounted for 12% of minimum base rents.

NOTE 8—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of NAV, calculated quarterly. The fixed portion of the management and advisory fees for the three and nine months ended September 30, 2007 were $1,534,728 and $4,133,484, respectively, $1,534,728 of which is included in manager and advisor fees payable at September 30, 2007. The fixed portion of the management and advisory fees for the three and nine months ended September 30, 2006 were $1,025,183 and $2,790,657, respectively. Included in manager and advisor fees payable at December 31, 2006 was $1,097,523 of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. Before the Fund’s NAV exceeded $100 million, the variable fee was allocated entirely to the Advisor. The Fund’s NAV exceeded $100 million on April 1, 2005 and a portion of variable fee was then allocated to the Manager, with the remainder allocated to the Advisor. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850 million or more. The total variable fees for the three and nine months ended September 30, 2007 were $458,040 and $1,260,773, respectively, $458,040 of which is included in manager and advisor fees payable at September 30, 2007. The total variable fee for the three and nine months ended September 30, 2006 were $261,886 and $805,545, respectively. Included in manager and advisor fees payable at December 31, 2006 was $482,492 of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the three and nine months ended September 30, 2007 were $212,911 and $1,562,492, respectively, of which $212,911 is included in manager and advisory fees payable at September 30, 2007. Total acquisition fees for the three and nine months ended September 30, 2006 were $0 and $490,410, respectively. Included in manager and advisor fees payable at December 31, 2006 was $206,384 of acquisition fees. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful acquisitions made by us and unsuccessful acquisitions for the three and nine months ended September 30, 2007 were $206,974 and $392,202 respectively, $209,624 of which is included in accounts payable and other accrued expenses at September 30, 2007. Total reimbursed due diligence costs related to successful acquisitions made by us and unsuccessful acquisitions for the three and nine months ended September 30, 2006 were $29,324 and $71,108 respectively. Included in accounts payable at December 31, 2006 was $59,369 of reimbursable due diligence costs. Acquisition fees and due diligence costs for successful acquisitions are capitalized as part of the real estate acquisition. Costs for unsuccessful acquisitions are expensed.

On December 23, 2004, we entered into an expense limitation and reimbursement agreement with the Manager, which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the valuation consultant, auditors, stockholder administrator, legal counsel related to the organization of the Fund or share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the three and nine months ended September 30, 2007 were limited to $767,364 and $2,066,742, respectively. Actual Fund level expenses for the nine months ended September 30, 2007 were $339,167 less than the amount allowed under the expense limitation agreement. Therefore, no Fund level expenses are being carried forward to future periods. Fund expenses for the three and nine months ended September 30, 2006 were limited to $512,591 and $1,395,328, respectively. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The expense limitation agreement was scheduled to expire on December 23, 2006, but was renewed and extended through December 31, 2007. Expenses subject to the expense limitation agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the expense limitation agreement, such as expenses related to unsuccessful acquisitions and state franchise taxes and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill and Westar Office Portfolio. For the three and nine months ended September 30, 2007, JLL was paid $36,381 and $45,381, respectively, for property management services performed. For the three and nine months ended September 30, 2006, JLL was paid $4,500 and $13,500, respectively, for property management services performed. In May 2007, JLL was paid a $184,425 loan placement fee related to the mortgage debt on the Station Nine Apartments. In August 2007, JLL was paid a $210,716 loan placement fee related to the mortgage debt on Railway Street Corporate Centre.

The placement agent for the Fund is UST Securities Corp., an affiliate of the Manager. The placement agent receives no compensation from us for its services.

The Fund has mortgage notes payable to BAC collateralized by Monument IV at Worldgate and Station Nine Apartments. BAC is also the lender on $10.0 million of the Fund’s line of credit. Interest and fees paid to BAC related to the loans for the period from July 1, 2007 through September 30, 2007 was $1,033,573. Included in mortgage notes and other debt payable at September 30, 2007 was $74.9 million of debt payable to BAC.

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

In February 2005, Havertys Furniture gave us an expansion notice that required us to expand the building by 297,000 square feet at a cost of approximately $11.0 million. In July 2005, Havertys Furniture signed a lease amendment to extend its lease term through 2021. Construction began in May 2005 and was completed in April 2006. On December 30, 2005, we obtained an $11.5 million fixed-rate construction loan, of which $10.0 million had been borrowed at December 31, 2006. We borrowed an additional $1.0 million on the construction loan in January 2007 which completed the borrowings under the construction loan and officially converted the loan to a permanent mortgage loan. The mortgage loan matures on January 1, 2015, bearing interest at a fixed-rate of 6.19%, interest-only for the first four years.

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

The Pacific Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1.9 million into an escrow account to fund future tenant improvements and leasing commissions. At September 30, 2007, we had approximately $1.5 million deposited in this escrow, and we expect to fund approximately $100,000 during the remainder of 2007. Additionally, we are required to deposit approximately $151,000 per year into an escrow account to fund capital expenditures. At September 30, 2007, our capital account escrow account balance was $517,000. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the Pacific Medical Office Portfolio.

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

In September 2007, we entered into purchase contracts and deposited $2.0 million in earnest money to secure the acquisition of 100% interests in six separate apartment communities consisting of a combined 1,692 units for approximately $220.0 million. We will assume a $33.5 million mortgage loan collateralized by one of the apartment communities, maturing in 2016 at a fixed-rate of 5.95%, interest only for the first five years. The six apartment communities are located near state universities in Florida, Missouri, Texas, Georgia and Louisiana and were built between 2001 and 2007. We expect to acquire five of the apartment communities in the fourth quarter of 2007 and the sixth apartment community in the first quarter of 2008. The apartment communities are approximately 84% leased in the aggregate. We may acquire these apartment communities through a joint venture with a third party related to the Advisor, under customary business terms, where we maintain an approximate 80% ownership interest in each of the six apartment communities.

NOTE 10—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. In accordance with FIN 48, we have analyzed filing positions in all of the federal, state and other jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for all federal, state and other jurisdictions are the 2003 through 2005 tax years. We do not believe there are any tax positions that would increase within the next twelve-month period. Therefore, no reserves for uncertain income tax positions have been recorded and we did not record a cumulative effect adjustment related to the adoption of FIN 48. The adoption of FIN 48 did not result in an adjustment to retained earnings at January 1, 2007. As of December 31, 2006 and September 30, 2007, we do not have any accruals for uncertain tax positions. The implementation of FIN 48 did not have a significant impact on our consolidated financial statements.

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

In June 2007, Statement of Position (“SOP”) 07-1 was issued on the Clarification of the Scope of the Audit and Accounting Guide Audits of Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies and is effective for fiscal years beginning on or after December 15, 2007. The SOP provides guidance about which entities are included within the scope of the Audit and Accounting Guide Audits of Investment Companies (the “Guide”). In October 2007, the FASB elected to indefinitely defer the effective date of the SOP.

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

NOTE 11—DISTRIBUTIONS PAYABLE

On September 21, 2007, our board of directors declared a $1.75 per share distribution to stockholders of record as of August 15, 2007 payable on November 2, 2007.

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

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Total revenue	$19,028,768	$16,487,617	$57,309,747	$48,060,399
Net loss	$(4,099,468)	$(2,950,292)	$(8,770,497)	$(9,048,420)
Loss per share-basic and diluted	$(1.18)	$(0.85)	$(2.53)	$(2.61)

NOTE 13—SUBSEQUENT EVENTS

On October 3, 2007, the Fund sold 85,736 shares for $10.3 million.

On October 9, 2007, the Fund paid down the $3.5 million draw on its line of credit with the proceeds from the sale of Shares.

On October 15, 2007, the Fund deposited an additional $1.5 million to acquire the six apartment communities (see Note 9).

On November 2, 2007, the Fund issued 16,237 shares as part of its dividend reinvestment plan.

On November 2, 2007, the board of directors authorized the Fund to conduct a tender offer to purchase up to $10.0 million of its Class A common stock from stockholders at the Fund’s September 30, 2007 net asset value per share. The Fund expects the tender offer period to begin on November 26, 2007 and end on December 21, 2007, unless extended.

* * * * * *

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Factors that could cause us not to realize our plans, intentions or expectations include, but are not limited to, those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in the 2006 Form 10-K and our periodic reports filed with the SEC, including risks related to: (i) commercial real estate ownership; (ii) competition for attractive investments; (iii) performance of the Manager and the Advisor; (iv) conflicts of interest between the Fund and the Manager or the Advisor; (v) our ability to use leverage; (vi) the loss of key personnel by the Manager or the Advisor; (vii) compliance with the Exchange Act; (viii) our failure to achieve our return objectives; (ix) the impact of co-tenancy provisions; (x) defaults by significant tenants; (xi) compliance with environmental laws; (xii) the possible development of harmful mold at our properties; (xiii) our ability to sell Shares; (xiv) terrorist attacks; (xv) the adequacy of our insurance; (xvi) the extent to which our investments are diversified; (xvii) our joint investments with third parties; (xviii) the structure of the fees payable to the Manager and the Advisor; (xix) our ability to remain exempt from the registration requirements of the Investment Company Act; and (xx) our ability to qualify as a REIT. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

Management Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. All references to numbered Notes are to specific notes to our Consolidated Financial Statements beginning on page 8 of this Form 10-Q, and which descriptions are incorporated into the applicable response by reference. References to “base rent” in this Form 10-Q refer to cash payments made under the relevant lease(s), excluding real estate taxes and certain property operating expenses that are paid by us and are recoverable under the relevant lease(s) and exclude adjustments for straight-line rent revenue and above- and below-market lease amortization (See Note 2).

The discussions surrounding our consolidated properties (our “Consolidated Properties”) refer to our wholly or majority owned and controlled properties, which as of September 30, 2006 were comprised of:

•	Monument IV at Worldgate,

•	Havertys Furniture,

•	Hagemeyer Distribution Center,

•	25850 S. Ridgeland,

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Waipio Shopping Center,

•	Marketplace at Northglenn,

•	the Pacific Medical Office Portfolio and

•	Metropolitan Park North.

As of September 30, 2007, our Consolidated Properties also included:

•	Stirling Slidell Shopping Centre,

•	9800 South Meridian,

•	18922 Forge Drive,

•	4001 North Norfleet Road,

•	Station Nine Apartments,

•	Westar Office Portfolio,

•	The District at Howell Mill,

•	Canyon Plaza and

•	Railway Street Corporate Centre.

Our unconsolidated properties, which are owned through joint venture arrangements (our “Unconsolidated Properties”), consisted of Legacy Village and 111 Sutter Street as of September 30, 2007 and 2006. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties located in the United States. We acquired our first property outside the United States, Railway Street Corporate Centre located in Calgary, Canada, on August 30, 2007. We hire property management companies to provide the on-site, day-to-day management services for our properties. When selecting a property management company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management service providers that include large national real estate service firms, including an affiliate of the Advisor, and smaller local firms, including in certain cases our joint venture partners. Our property management service providers are generally hired to perform both property management and leasing services for our properties.

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

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one-, five- and ten-year time horizons and select investments that we believe meet our objectives. We own certain investments that provide us with significant cash flows that do not get treated as revenue under GAAP, but do get factored into our Cash on Cash Return calculations. Examples of such non-revenue generating cash flows include the sales tax sharing agreement at Marketplace at Northglenn (See Note 2 for a description of the ESTIP), the real estate tax reimbursement agreement at 25850 S. Ridgeland (See Note 2 for a description of the 25850 S. Ridgeland TIF Note) and the preferred return received from Legacy Village (See Note 4 for a description of the Legacy Village preferred return). For GAAP purposes, cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes. For GAAP purposes, cash received from the Legacy Village preferred return in excess of the net income allocated to us is treated as a return of capital. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns (See Note 2).

The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. These tables provide examples of how the Advisor evaluates the Fund Portfolio when making investment decisions.

Property Sector Diversification

Estimated Percent of Fair Value September 30, 2007
Consolidated Properties
Office
Commercial Office	36%
Medical Office	16%
Retail	25%
Industrial	17%
Apartment	6%

Estimated Percent of Fair Value September 30, 2007

Unconsolidated Properties
Office
Commercial Office	48%
Medical Office	—
Retail	52%
Industrial	—
Apartment	—

Geographic Region Diversification

Estimated Percent of Fair Value September 30, 2007
Consolidated Properties
East	14%
West	51%
Midwest	11%
South	20%
Canada	4%

Unconsolidated Properties
East	—
West	48%
Midwest	52%
South	—
Canada	—

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

Acquisitions

Consolidated Properties

Consolidated Property acquisitions completed since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Current Percentage Leased
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	100%
Havertys Furniture	Industrial	Braselton, GA	December 3, 2004	100%	808,000	100%
Hagemeyer Distribution Center	Industrial	Auburn, GA	December 3, 2004	100%	300,000	100%
25850 S. Ridgeland	Industrial	Monee, IL	December 31, 2004	100%	719,000	100%
Georgia Door Sales Distribution Center	Industrial	Austell, GA	February 10, 2005	100%	254,000	100%
105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%
Waipio Shopping Center	Retail	Waipahu, HI	August 1, 2005	100%	137,000	100%
Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	100%	439,000	95%
Pacific Medical Office Portfolio (1)	Office	CA and AZ	December 21, 2005	95%	756,000	92%
Metropolitan Park North	Office	Seattle, WA	March 28, 2006	100%	187,000	100%
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	95%
9800 South Meridian (2)	Office	Englewood, CO	December 26, 2006	90%	129,000	54%
18922 Forge Drive (3)	Office	Cupertino, CA	February 16, 2007	90%	91,000	100%
4001 North Norfleet Road	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%
Station Nine Apartments	Apartment	Durham, NC	April 16, 2007	100%	312,000	97%
Westar Office Portfolio	Office	St. Charles, MO	June 13, 2007	100%	141,000	100%
The District at Howell Mill (4)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	100%
Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%
Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	137,000	100%

(1)	We acquired a 95% economic interest in the limited liability company that owns leasehold interests in the Pacific Medical Office Portfolio.
(2)	We acquired a 90% ownership interest in the limited liability company that owns a fee interest in 9800 South Meridian.
(3)	We acquired a 90% ownership interest in the limited liability company that owns a fee interest in 18922 Forge Drive.
(4)	We acquired an 87.85% tenancy in common interest in the limited liability company that owns a fee interest in The District at Howell Mill.

2007 Acquisitions

18922 Forge Drive is a 91,000 square-foot, multi-tenant office building located in Cupertino, California. The property’s tenants are IBM and Oracle, which have both sub-leased their space to other technology companies.

4001 North Norfleet Road is a 702,000 square-foot, single-tenant industrial building located in Kansas City, Missouri. The property’s tenant is Musician’s Friend, a subsidiary of Guitar Center (under a net lease through 2017).

Station Nine is a 323 unit apartment complex located in Durham, North Carolina adjacent to the Duke University campus. The property’s leases generally expire within one year.

Westar Office Portfolio is comprised of two office buildings totaling 141,000 square-feet, which are currently leased to a single-tenant (under net leases through 2014 and 2016) and is located in St. Charles, Missouri.

The District at Howell Mill is a 306,000 square-foot power shopping center located in Atlanta, Georgia. The property’s largest tenants are Wal-Mart, TJ Maxx, Office Depot, and Petsmart with leases expiring through 2026. Tenants of this center pay their pro rata share of the property’s operating expenses.

Canyon Plaza is a 199,000 square-foot, single-tenant office building located in San Diego, California. The property’s tenant is Conexant Systems, Inc (under a net lease expiring in 2017) which has sub-leased a portion of their space to another technology company.

Railway Street Corporate Centre is a 137,000 square-foot, multi-tenant office building located in Calgary, Canada, with leases expiring through 2017.

Unconsolidated Properties

Unconsolidated Properties acquired since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Current Percentage Leased
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	95%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80.0%	286,000	100%

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

Results of Operations for the three months ended September 30, 2007 and 2006:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund Portfolio. Comparable real estate investments represent properties owned by us at September 30, 2007, which were also owned by us during the entire year ended on December 31, 2006. Comparable real estate investments at September 30, 2007 include:

•	Monument IV at Worldgate,

•	Havertys Furniture,

•	Hagemeyer Distribution Center,

•	25850 S. Ridgeland,

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Waipio Shopping Center,

•	Marketplace at Northglenn and

•	the Pacific Medical Office Portfolio.

Revenues

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	$ Change	% Change
Revenues:
Minimum rents	$15,348,738	$9,069,172	$6,279,566	69.2%
Tenant recoveries and other rental income	3,680,030	2,244,685	1,435,345	63.9%

Total revenues	$19,028,768	$11,313,857	$7,714,911	68.2%

Increases in all revenue line items from 2006 to 2007 are directly attributable to the acquisition of the real estate investments that occurred during 2006 and 2007.

Included in minimum rents, as a net increase, are SFAS 141 and 142 above- and below-market lease amortization (See Note 2) of $381,662 and $328,533 for the three months ended September 30, 2007 and 2006, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $763,664 and $453,253 for the three months ended September 30, 2007 and 2006, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	$ Change	% Change
Revenues:
Minimum rents	$8,888,226	$9,069,172	$(180,946)	(2.0)%
Tenant recoveries and other rental income	2,773,607	2,244,685	528,922	23.6%

Total revenues	$11,661,833	$11,313,857	$347,976	3.1%

	Total Revenues Reconciliation
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Total revenues:
Comparable real estate investments	$11,661,833	$11,313,857
Non-comparable real estate investments	7,366,935	—

Total revenues	$19,028,768	$11,313,857

Minimum rents at comparable real estate investments decreased by $180,946 between the three months ended September 30, 2007 and the same period in 2006. The majority of the decrease occurred at Marketplace at Northglenn as a result of lower amortization of below-market leases due to lease expirations as well as slightly decreased occupancy. Tenant recoveries and other rental income increased by $528,922 for the three months ended September 30, 2007 over the same period in 2006. The increase resulted from an approximate $373,000 increase in recoveries at the Pacific Medical Office

Portfolio related to increases in reimbursable insurance expense and increased general operating expenses. Additionally, Havertys Furniture recoveries increased by approximately $50,000 as a result of the increased square footage of the building (See Note 9).

Operating Expenses

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	$ Change	% Change
Operating expenses:
Real estate taxes	$1,993,812	$1,121,609	$872,203	77.8%
Property operating	3,175,708	2,300,511	875,197	38.0%
Manager and advisor fees	1,992,768	1,287,069	705,699	54.8%
Fund level expenses	572,331	586,655	(14,324)	(2.4)%
Provision for doubtful accounts	62,411	117,322	(54,911)	(46.8)%
General and administrative	45,845	14,312	31,533	220.3%
Depreciation and amortization	8,546,157	4,189,285	4,356,872	104.0%

Total operating expenses	$16,389,032	$9,616,763	$6,772,269	70.4%

Increase in total operating expenses from 2006 to 2007 are mainly attributable to the acquisition of the real estate investments that occurred during 2006 and 2007.

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV, but are expected to grow as we continue to sell Common Stock and acquire additional properties. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but are expected to grow as the Fund grows. Increase in manager and advisor fees from 2006 to 2007 relate mainly to the fixed management and advisory fee.

Our Fund level expenses in 2006 and 2007 were subject to an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager (See Note 8) and relate to our offering costs and our compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. Fund level expenses of $50,882 were carried forward as of December 31, 2006, all of which was reimbursed to the Manager during 2007. The Expense Limitation Agreement was renewed and extended through December 31, 2007, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion. Significant amounts of Fund level expenses are expected to be incurred during the next few years as we will be required to comply with the heightened internal control requirements of Sarbanes-Oxley.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant.

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

	Comparable Real Estate Investments
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	$ Change	% Change
Operating expenses:
Real estate taxes	$1,277,386	$1,121,608	$155,778	13.9%
Property operating	2,307,564	2,300,511	7,053	0.3%
Provision for doubtful accounts	62,411	117,322	(54,911)	(46.8)%
General and administrative	33,721	14,312	19,409	135.6%
Depreciation and amortization	4,408,946	4,189,285	219,661	5.2%

Total operating expenses	$8,090,028	$7,743,038	$346,990	4.5%

	Operating Expenses Reconciliation
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Total operating expenses:
Comparable real estate investments	$8,090,028	$7,743,039
Non-comparable real estate investments	5,733,905	—
Manager and advisor fees	1,992,768	1,287,069
Fund level expenses	572,331	586,655
General and administrative	—	—

Total operating expenses	$16,389,032	$9,616,763

The increase in real estate taxes expense at comparable real estate investments is mainly due to an increase of $102,000 at Monument IV at Worldgate as a result of being reassessed at a higher value and an increase in real estate tax expense at Havertys Furniture of approximately $62,000 due to increased square footage of the building (see Note 9).

The minimal increase in property operating expenses at comparable real estate investments is primarily related to increased insurance costs at our properties, which were partially offset by decreases in general operating expenses.

The decrease in provision for doubtful accounts at comparable properties is related to a decrease in uncollectible accounts at the Pacific Medical Office Portfolio and Marketplace at Northglenn.

The increase in general and administrative expense at comparable properties is primarily related to certain non-reimbursable state and local taxes and general property level legal costs.

The increase in depreciation and amortization expense at comparable properties is primarily related to the depreciation and amortization of capital expenditures incurred during 2006 and 2007 and the write-off of tenant improvements and lease commissions with respect to certain tenants that terminated their leases early at the Pacific Medical Office Portfolio.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	$ Change	% Change
Other income and (expenses):
Interest income	$302,525	$404,265	$(101,740)	(25.2)%
Interest expense	(7,028,333)	(3,939,731)	(3,088,602)	(78.4)%
Loss allocated to minority interests	77,419	46,980	30,439	64.8%
Equity in income of unconsolidated affiliates	410,157	230,845	179,312	77.7%
Loss on foreign currency derivative	(500,972)	—	(500,972)	—

Total other income and (expenses):	$(6,739,204)	$(3,257,641)	$(3,481,563)	(106.9)%

Interest income decreased for the three months ended September 30, 2007 over 2006 as a result of maintaining lower cash balances in 2007 than were held in 2006.

Interest expense increased from 2006 to 2007 primarily due to the acquisition of real estate investments that occurred during the fourth quarter of 2006 and during the first three quarters of 2007. We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $175,045 and $195,485 for the three months ended September 30, 2007 and 2006, respectively. Also included in interest expense for the three months ended September 30, 2007 and 2006, as a reduction, is amortization of debt premium and discount associated with the assumption of debt of $7,472 and $71,340, respectively.

Loss allocated to minority interests represents the other owners’ share of the net loss recognized from operations of our consolidated joint ventures (See Note 3). The amount of future income or loss allocated to the minority interest owners of our consolidated joint ventures will be directly impacted by the net income or net loss recognized by that investment. Increase in loss allocated to minority interests from 2006 to 2007 is directly attributable to the acquisitions of 18922 Forge Drive and The District at Howell Mill in 2007 and 9800 South Meridian in 2006.

Equity in income of unconsolidated affiliates increased by $179,312 as equity income from Legacy Village increased by $242,545 from equity income of $187,451 for the three months ended September 30, 2006 to equity income of $429,996 for the three months ended September 30, 2007. Equity in the income at 111 Sutter Street decreased by $63,233 from equity income of $43,394 for the three months ended September 30, 2006 to equity loss of $19,839 for the three months ended September 30, 2007.

Loss on foreign currency derivative relates to the change in fair value of the foreign currency forward contracts. The decrease in fair value resulted from the weakening of the United States Dollar and strengthening of the Canadian Dollar during the third quarter of 2007.

Discontinued Operations

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	$ Change	% Change
Discontinued operations:
Income (loss) from discontinued operations	$277,143	$(255,940)	$533,083	208.3%

Increase in income (loss) from discontinued operations is mainly related to ceasing depreciation and amortization once Metropolitan Park North was designated as held for sale on July 26, 2007 (See Note 3).

Results of Operations for the nine months ended September 30, 2007 and 2006:

Revenues

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	$ Change	% Change
Revenues:
Minimum rents	$37,946,986	$27,075,592	$10,871,394	40.2%
Tenant recoveries and other rental income	9,778,013	6,629,014	3,148,999	47.5%

Total revenues	$47,724,999	$33,704,606	$14,020,393	41.6%

Increases in all revenue line items from 2006 to 2007 are directly attributable to the acquisition of the real estate investments that occurred during 2006 and 2007.

Included in minimum rents, as a net increase, are SFAS 141 and 142 above- and below-market lease amortization (See Note 2) of $935,069 and $1,086,431 for the nine months ended September 30, 2007 and 2006, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $1,534,002 and $1,207,660 for the nine months ended September 30, 2007 and 2006, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	$ Change	% Change
Revenues:
Minimum rents	$26,822,334	$27,075,592	$(253,258)	(0.9)%
Tenant recoveries and other rental income	8,245,423	6,629,014	1,616,409	24.4%

Total revenues	$35,067,757	$33,704,606	$1,363,151	4.0%

	Total Revenues Reconciliation
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Total revenues:
Comparable real estate investments	$35,067,757	$33,704,606
Non-comparable real estate investments	12,657,242	—

Total revenues	$47,724,999	$33,704,606

Minimum rents at comparable real estate investments decreased by $253,258 between the nine months ended September 30, 2007 and the same period in 2006. The decrease resulted from an approximate $256,000 decrease at the Pacific Medical Office Portfolio due to decreased occupancy during the nine months in 2007 compared to the nine months in 2006. The decrease also stemmed from an approximate $212,000 decrease at the Marketplace at Northglenn due to lower amortization of below-market leases due to lease expirations as well as slightly decreased occupancy. These decreases were partially offset by an approximate $155,000 increase in minimum rent at Waipio Shopping Center due to renewals at higher rental rates and an approximate $32,000 increase in minimum rent at Havertys Furniture due to the expansion (See Note 9). Tenant recoveries and other rental income increased by $1,616,409 for the nine months ended September 30, 2007 over the same period in 2006 as a result of three items. First, an approximate $1,247,000 increase in recoveries at the Pacific Medical

Office Portfolio related to increases in reimbursable insurance expense and general operating expenses, as well as conversions from gross leases to net leases. Second, an approximate $166,000 increase at Havertys Furniture due to the expansion (See Note 9). Third, an approximate $146,000 increase at Waipio Shopping Center due to increases in reimbursable operating expenses.

Operating Expenses

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	$ Change	% Change
Operating expenses:
Real estate taxes	$5,047,226	$3,567,965	$1,479,261	41.5%
Property operating	8,294,445	6,027,720	2,266,725	37.6%
Manager and advisor fees	5,394,257	3,596,202	1,798,055	50.0%
Fund level expenses	1,919,934	1,512,977	406,957	26.9%
Provision for doubtful accounts	257,003	249,334	7,669	3.1%
General and administrative	295,357	126,552	168,805	133.4%
Depreciation and amortization	20,564,859	12,523,554	8,041,305	64.2%

Total operating expenses	$41,773,081	$27,604,304	$14,168,777	51.3%

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

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV, but are expected to grow as we continue to sell Common Stock and acquire additional properties. The variable fee is calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but is expected to grow as the Fund grows. The increase in manager and advisor fees from 2006 to 2007 relates mainly to the fixed management and advisory fee.

Our Fund level expenses in 2006 and 2007 were subject to an expense limitation and reimbursement agreement with the Manager (See Note 8) and relate to our offering costs and our compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. Fund level expenses of $50,882 were carried forward as of December 31, 2006, all of which was reimbursed to the Manager during 2007.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. The increase in provision for doubtful accounts from 2006 to 2007 relates mainly to tenant bankruptcies at some of our multi-tenant office properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. The increase in general and administrative expenses from 2006 to 2007 relate mainly to bank fees and state taxes.

We expect depreciation and amortization expense to increase as we acquire new real estate investments. Depreciation and amortization expense will be impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	$ Change	% Change
Operating expenses:
Real estate taxes	$3,842,070	$3,567,965	$274,105	7.7%
Property operating	6,717,119	6,027,720	689,399	11.4%
Provision for doubtful accounts	257,003	249,334	7,669	3.1%
General and administrative	267,105	123,381	143,724	116.5%
Depreciation and amortization	13,374,169	12,523,554	850,615	6.8%

Total operating expenses	$24,457,466	$22,491,954	$1,965,512	8.7%

	Operating Expenses Reconciliation
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Total operating expenses:
Comparable real estate investments	$24,457,466	$22,491,954
Non-comparable real estate investments	9,998,257	—
Manager and advisor fees	5,394,257	3,596,202
Fund level expenses	1,919,934	1,512,977
General and administrative	3,167	3,171

Total operating expenses	$41,773,081	$27,604,304

The increase in real estate taxes expense at comparable real estate investments is mainly due to an increase in real estate tax expense at Havertys Furniture of approximately $187,000 due to the increased square footage of the building (see Note 9) and an increase of $82,000 at Monument IV at Worldgate as a result of being reassessed, at a higher value.

The increase in property operating expenses at comparable real estate investments is primarily related to increased insurance costs at our properties in addition to increase snow removal expense at Marketplace at Northglenn of approximately $144,000 and increases in general operating expenses. Denver, Colorado had significant amounts of snow fall during 2007 that had not occurred during the same period in 2006, which caused the increased snow removal costs at Marketplace at Northglenn.

The increase in provision for doubtful accounts at comparable properties is related to an increase in uncollectible accounts at the Pacific Medical Office Portfolio of $117,000 partially offset by a decrease in uncollectible accounts at Marketplace at Northglenn of $109,000.

The increase in general and administrative expense at comparable properties is primarily related to certain non-reimbursable state and local taxes and general property level legal costs.

The increase in depreciation and amortization expense at comparable properties is primarily related to the depreciation and amortization of capital expenditures incurred during 2006 and 2007 and the write-off of tenant improvements and lease commissions with respect to certain tenants that terminated their leases early at both the Pacific Medical Office Portfolio and Marketplace at Northglenn.

Other Income and Expenses

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	$ Change	% Change
Other income and (expenses):
Interest income	$1,494,907	$983,156	$511,751	52.1%
Interest expense	(16,998,223)	(11,857,783)	(5,140,440)	(43.4)%
Loss allocated to minority interests	215,219	112,828	102,391	90.7%
Equity in income of unconsolidated affiliates	881,610	37,988	843,622	2220.8%
Loss on foreign currency derivative	(500,972)	—	(500,972)	—

Total other income and (expenses):	$(14,907,459)	$(10,723,811)	$(4,183,648)	(39.0)%

Interest income increased for the nine months ended September 30, 2007 over 2006 as a result of investing higher excess cash balances in 2007 than were invested in 2006, prior to closing on real estate investments.

Interest expense increased from 2006 to 2007 primarily due to the acquisition of real estate investments that occurred during the fourth quarter of 2006 and during the first three quarters of 2007. We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $460,672 and $442,008 for the nine months ended September 30, 2007 and 2006, respectively. Also included in interest expense for the nine months ended September 30, 2007 and 2006, as a reduction, is amortization of debt premium and discount associated with the assumption of debt of $113,685 and $214,018, respectively.

Loss allocated to minority interests represents the other owners’ share of the net loss recognized from operations of our consolidated joint ventures (See Note 3). The amount of future income or loss allocated to the minority interest owners of our consolidated joint ventures will be directly impacted by the net income or net loss recognized by that investment. Increase in loss allocated to minority interests from 2006 to 2007 is directly attributable to the acquisition of 18922 Forge Drive and The District at Howell Mill in 2007 and 9800 South Meridian in the fourth quarter of 2006.

Equity in income of unconsolidated affiliates increased by $843,622 as equity income from Legacy Village increased by $515,549 from equity income of $213,923 for the nine months ended September 30, 2006 to equity income of $729,472 for the nine months ended September 30, 2007. Equity in the income at 111 Sutter Street increased by $328,073 from equity loss of $175,935 for the nine months ended September 30, 2006 to equity income of $152,138 for the nine months ended September 30, 2007.

Loss on foreign currency derivative relates to the change in fair value of the foreign currency forward contracts. The decrease in fair value resulted from the weakening of the United States Dollar and strengthening of the Canadian Dollar during the third quarter of 2007.

Discontinued Operations

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	$ Change	% Change
Discontinued operations:
Loss from discontinued operations	$(37,861)	$(432,575)	$394,714	91.2%

Decrease in loss from discontinued operations is related to two items. First, Metropolitan Park North was held for nine months during 2007 compared to only six months in 2006. Second, Metropolitan Park North ceased depreciation and amortization once it was designated as held for sale on July 26, 2007 (See Note 3).

Significant Events

Events at Consolidated Properties

Construction on the Havertys Furniture 297,000 square foot expansion commenced in May 2005 and was completed in April 2006. The rent from the expansion had a favorable impact on our cash flow in 2006 and we expect it to have a favorable impact going forward. The cost for the Havertys Furniture expansion was approximately $11.0 million. The tenant took occupancy and began paying rent on approximately 156,000 square feet on January 9, 2006, approximately 36,000 square feet on February 15, 2006, approximately 32,000 square feet on March 1, 2006 and took occupancy of the remainder of the building in April 2006. We obtained an $11.5 million construction loan on the expansion in late December 2005, which had an outstanding balance of $10.1 million at December 31, 2006, at a fixed-rate of 6.19%. We borrowed an additional $1.0 million on the loan in January 2007 at which time the construction loan converted to a permanent mortgage loan. No further borrowings on the loan are expected. As part of the building expansion, the tenant extended its lease expiration from 2017 to 2021.

Events at Unconsolidated Properties

During August 2005, Expo Design Center closed its Legacy Village store as part of a broader decision to close 15 stores across the country. However, Home Depot, Inc., the parent company of Expo Design Center, is obligated to pay full rent through 2044.

The store closure triggered co-tenancy provisions in the leases of three tenants at Legacy Village. These co-tenancy provisions have various conditions, but, in general, they require either certain anchor tenants or certain amounts of square footage to be occupied and open for business or the three tenants gain certain rights. Pursuant to the leases, these three tenants have the right to pay alternative rent during the time the co-tenancy provisions are not met and would allow the tenants to terminate their leases early if the Expo Design Center space was not re-tenanted.

The Expo Design Center space had not been re-tenanted at September 2006, when an anchor tenant of the property gave notice of its intent to terminate its lease effective November 2006 as a result of the co-tenancy provisions triggered by the Expo Design Center store closure. During December 2006, the anchor tenant signed a lease modification, which nullified the lease termination. Among other things, the lease modification reduces the base rent payable by the tenant through 2014, after which time the rent returns to its original amount. The term of the lease was not changed and continues through 2019. In September 2007, a tenant subleased a portion of the Expo Design Center space, thereby nullifying all remaining co-tenancy provisions.

The co-tenancy provisions resulted in a decrease in rental revenue of approximately $640,000 in 2006. Due to the satisfaction of the co-tenancy provisions resulting in effected tenants no longer being able to request alternative rent or terminate their leases early, rental revenue increased approximately $166,000 in 2007.

Current Share Price

The Current Share Price of the Common Stock is $119.95 as of September 30, 2007 (Refer to Note 6).

Liquidity and Capital Resources

The sources and uses of cash for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	$ Change
Net cash provided by operating activities	$16,746,609	$5,529,233	$11,217,376
Net cash used in investing activities	(251,532,407)	(95,827,519)	(155,704,888)
Net cash provided by financing activities	213,627,195	98,559,831	115,067,364

Our net cash flows provided by operating activities were impacted by a decrease in net income of $3.9 million, caused in part by an increase in interest expense of $6.0 million. The decrease in net income was more than offset by an increase in depreciation and amortization expense of $8.3 million. Our working capital was impacted between the nine months ended September 30, 2007 and September 30, 2006 by the following items:

•	an increase in tenant accounts receivable and prepaid expenses and other assets of $1.1 million related to general Fund activity and

•	an increase in accounts payable and accrued expenses of $5.5 million related to increases in accrued real estate tax expense and accrued manager and advisor fees payable.

In the future, we expect tenant accounts receivable to increase and to use significant amounts of working capital to pay operating expenses and interest expense as we acquire additional real estate investments.

Cash used in investing activities increased as a result of a $154.7 million increase in acquisition activity offset by a $0.7 million decrease in capital improvements and lease commissions for the nine months ended September 30, 2007 over the nine months ended September 30, 2006. Cash provided by financing activities increased for the nine months ended September 30, 2007 over the same period in 2006 as a result of an increase in borrowings of $72.6 million and by an increase in Share issuances of $51.3 million, offset by an increase in the repurchase of Shares of $8.1 million.

On June 28, 2007, we accepted subscription agreements relating to the sale by the Fund of its Shares in the total amount of approximately $28.5 million, which was received from subscribers and placed into an escrow account with PNC Bank, as escrow agent for the subscribers. Capital held in escrow is not available to be withdrawn by a subscriber. Under the terms of the subscription agreements, the issuance and sale of Shares to subscribers (the “Closing”) was required to occur within 100 calendar days of June 28, 2007 in one or more Closings. On July 2, 2007, we sold 240,450 Shares to subscribers whose funds were held in escrow at June 30, 2007. The right of the Manager to delay the subscribers’ purchase of Shares for up to 100 calendar days allows the Manager to manage the possible dilutive effect on the Fund’s performance of new capital prior to the time it can be invested and facilitates the ability of the Fund’s Advisor to make appropriate real estate investments that correspond with the amount of capital raised. The price at which new Shares are sold to subscribers is the per Share NAV of the Fund, defined as the Current Share Price, determined as of the end of the most recently completed calendar quarter prior to the relevant Closing.

On September 30, 2007, $10.3 million of subscription commitments were held in escrow, which would need to be brought into the Fund by no later than January 8, 2008. The Fund brought the $10.3 million of escrowed subscriptions in on October 3, 2007, issuing 85,736 Shares. As of December 31, 2006, $42.5 million of subscription commitments were held in escrow, which were brought into the Fund in February 2007. For the nine months ended September 30, 2007, we sold 893,824 Shares for $103.9 million. For the year ended December 31, 2006, we sold 721,070 Shares for $79.4 million. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

On November 2, 2007, our board of directors authorized the Fund to conduct a tender offer to purchase up to $10.0 million of its Class A common stock from stockholders at the Fund’s September 30, 2007 net asset value per share. The Fund expects the tender offer period to begin on November 26, 2007 and end on December 21, 2007, unless extended. We expect to satisfy the tendered shares through cash on hand or available proceeds from our fourth quarter Share issuances

Financing

One of our investment strategies is to use leverage in an effort to improve the overall performance of the Fund. Our target is to maintain an overall Fund Portfolio level loan-to-value ratio of not more than 65%, with an individual asset’s long-term loan-to-value ratio not to exceed 75%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at September 30, 2007 and December 31, 2006 for such debt. The Unconsolidated Debt table provides information on our pro rata share of joint venture debt.

Consolidated Debt

	September 30, 2007		December 31, 2006
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$555,066,608	5.55%	$351,382,719	5.50%
Variable	13,394,639	6.99%	8,255,779	6.92%

Total	$568,461,247	$5.58%	$359,638,498	5.53%

Unconsolidated Pro Rata share of Debt

	September 30, 2007		December 31, 2006
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$91,380,917	5.60%	$92,205,726	5.60%
Variable	—	—	—	—

Total	$91,380,917	5.60%	$92,205,726	5.60%

We have placed mostly fixed-rate financing with terms ranging from 5 to 10 years. At December 31, 2005, we had three loans collateralized by the Consolidated Properties with floating-rate tranches totaling $5.0 million at LIBOR plus 140 basis points (5.69% at December 31, 2005). On May 25, 2006, we repaid the $5.0 million of floating-rate loans from the proceeds of the sale of Common Stock, which occurred on May 19, 2006. At September 30, 2007 we have one floating rate loan at LIBOR plus 160 basis points (6.72% at September 30, 2007) and a borrowing on our line of credit at 7.75%.

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

On February 21, 2007, we entered into a $60.0 million line of credit agreement, replacing the existing $30.0 million line of credit agreement, to cover short-term capital needs for acquisitions and operations, which was expanded to $70.0 million on July 27, 2007. The additional $10.0 million borrowing capacity is supplied by BAC. The line of credit expires in two years. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. At September 30, 2007, we had $3.5 million borrowed on our line of credit at 7.75%, proceeds of which were used to acquire Railway Street Corporate Centre.

We anticipate that we will need a line of credit throughout the life of the Fund to accomplish our acquisition and operational objectives. In this respect, monies borrowed on our line of credit will be repaid from three sources:

•	placing fixed-rate mortgages on the Fund Portfolio,

•	cash flow generated by the Fund Portfolio, and

•	sales of our Common Stock.

Off Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Cash Obligations and Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence.

During the quarter ended September 30, 2007, we entered into the following contractual commitments:

•	a $29.7 million mortgage loan collateralized by Railway Street Corporate Centre at a fixed rate of 5.16% maturing in 2017; and

•	a $3.5 million draw on our line of credit used to acquire Railway Street Corporate Centre.

Commitments

In February 2005, Havertys Furniture gave us an expansion notice that required us to expand the building by 297,000 square feet. In July 2005, Havertys Furniture signed a lease amendment to extend its lease term through 2021. Construction began in May 2005 and was completed in April 2006. The total construction cost was approximately $11.0 million. On December 30, 2005, we obtained an $11.5 million fixed-rate construction loan, of which $10.0 million had been borrowed at December 31, 2006. The construction loan matures in 2015 bearing interest at a fixed-rate of 6.19%, interest-only for the first four years. We borrowed an additional $1.0 million on the construction loan in January 2007 at which time the loan was converted to a permanent mortgage loan. We do not expect to borrow any additional funds on this loan.

We are subject to ground lease payments of $35 per year for 71 years on the fifteen buildings in the Pacific Medical Office Portfolio.

As part of the acquisition of the Pacific Medical Office Portfolio, the limited liability company in which we invested that owns the portfolio entered into an option agreement that gave the seller the right to effect a put to sell two medical office buildings to the limited liability company between March 21, 2007 and June 21, 2007. During the same exercise period, the limited liability company had the right to effect a call to buy the two medical office buildings. The purchase price is equal to the net operating income of the two buildings (projected forward for twelve months, subject to adjustments) divided by a cap rate of 7.75%. No initial investment was required by the limited liability company, but $500,000 was deposited as collateral for the contract. The purchase price is expected to be between $10.0 million and $17.0 million depending on the building’s net operating income. If neither party exercised the option by the expiration of the agreement, the contract would have become null and void and the deposit would have been returned. The deposit will be retained by the seller if the limited liability company fails to purchase the buildings after the option notice has been given. On April 20, 2007, the limited liability company exercised the call purchase option on the Pacific Medical Office Portfolio option agreement to acquire the two medical office buildings located in San Bernardino, California.

The Pacific Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1.9 million into an escrow account to fund future tenant improvements and leasing commissions. At September 30, 2007, we had deposited approximately $1.5 million in this escrow, and we expect to fund approximately $100,000 during the remainder of 2007. Additionally, we are required to deposit approximately $151,000 per year into an escrow account to fund capital expenditures. At September 30, 2007, our capital account escrow account balance was $517,000. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the Pacific Medical Office Portfolio.

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

In September 2007, we entered into purchase contracts and deposited $2.0 million in earnest money to secure the acquisition of 100% interests in six separate apartment communities consisting of a combined 1,692 units for approximately $220.0 million. We will assume a $33.5 million mortgage loan secured by one of the apartment communities, maturing in 2016 at a fixed-rate of 5.95%, interest only for the first five years. The six apartment communities are located near state universities in Florida, Missouri, Texas, Georgia and Louisiana and were built between 2001 and 2007. We expect to acquire five of the apartment communities in the fourth quarter of 2007 and the sixth apartment community in the first quarter of 2008. The apartment communities were approximately 84% leased in the aggregate as of September 30, 2007. We may acquire these apartment communities through a joint venture with a third party related to the Advisor, under customary business terms, where we maintain an approximate 80% ownership interest in each of the six apartment communities.

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

As of September 30, 2007, we had consolidated debt of $568.5 million, which includes $13.4 million of variable-rate debt. Including the $2.5 million net discount on the assumption of debt, we have consolidated debt of $566.0 million at September 30, 2007. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $13.4 million of variable-rate debt would have resulted in an approximately $34,000 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

All our Unconsolidated Properties are financed with fixed-rate debt, therefore we are not subject to interest rate exposure at these properties.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2006, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $4.4 million lower than the carrying value of $359.6 million. If treasury rates were to increase by 25 basis points, the fair value of our mortgage notes payable and other debt payable would have been approximately $8.6 million lower than the carrying value.

At September 30, 2007, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $13.6 million lower than the carrying value of $555.1 million. If treasury rates were to have increased by 25 basis points, the fair value of our mortgage notes payable and other debt payable would be approximately $21.4 million lower than the carrying value.

In August 2007, we purchased Railway Street Corporate Centre located in Calgary, Canada. For this investment, we use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at weighted average rates for the period. Foreign currency translation adjustments are recorded in Accumulated other comprehensive income on the Consolidated Balance Sheet and Foreign currency translation adjustment on the Consolidated Statement of Operations and Comprehensive Income.

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts. We use foreign currency forward contracts as a hedging instrument to offset the impact of changes in exchange rates. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. We do not enter into foreign exchange forward contracts for trading purposes. We record these foreign currency forward contracts at fair value on the Consolidated Balance Sheet with gains and losses reported as a component of Other comprehensive income in Gain/loss on foreign currency derivative in the Consolidated Statement of Operations and Comprehensive Income.

Foreign currency translation gains and losses on our Canadian investment will generally be partially offset by corresponding losses and gains on the related foreign currency forward contracts. Our foreign currency forward contracts reduce, but do not always entirely eliminate the impact of foreign currency exchange rate movements. For the three and nine months ended September 30, 2007, we recognized a Foreign currency translation gain of $0.8 million. For the three and nine months ended September 30, 2007, we recognized a loss on foreign currency derivative of $0.5 million. At September 30, 2007, a 10% unfavorable exchange rate movement would have reduced our foreign currency translation gain by approximately $1.4 million to a foreign currency translation loss of $0.6 million. The 10% unfavorable exchange rate would have also reduced our loss on foreign currency derivative by approximately $0.8 million to a gain on foreign currency derivative of $0.3 million.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The most significant risk factors applicable to the Fund are described in Item 1A of the 2006 Form 10-K. There have been no material changes from those previously-disclosed risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the Fund’s unregistered sales of Shares for the quarter ended September 30, 2007, other than unregistered sales that were previously reported on Form 8-K.

Date	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds
August 3, 2007 (1)	13,450	$118.40	$1,592,457	Used to invest in cash and cash equivalents

(1)	This sale occurred pursuant to our dividend reinvestment plan.

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

Item 6.	Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

10.1(2)	Real Estate Purchase and Sale Agreement among Cabana Beach of San Marcos, L.P., Cabana South Beach Apartments LP and Excelsior LaSalle Property Fund, Inc. dated September 14, 2007 (the “Purchase and Sale Agreement”).

10.2	First Amendment to the Purchase and Sale Agreement dated October 1, 2007.

10.3(2)	Second Amendment to the Purchase and Sale Agreement dated October 9, 2007.

10.4	Third Amendment to the Purchase and Sale Agreement dated October 11, 2007.

10.5	Fourth Amendment to the Purchase and Sale Agreement dated October 12, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).
(2)	Portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: November 7, 2007	By:	/s/ Henry I. Feuerstein
Henry I. Feuerstein
President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ Steven Suss
Steven Suss
Chief Financial Officer (principal financial officer)