Form 10-K
period 2007-12-31
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2008-03-07
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the 3,210,036 shares of common stock held by non-affiliates of the Registrant was $380,068,262 based upon the last sale price of $118.40 per share as of June 30, 2007.

As of March 7, 2008, there were 3,603,187 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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

The Fund is a Maryland corporation and was incorporated on May 28, 2004 (“Inception”). The Fund was created to provide accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 5,000,000 of our Class A common stock, $0.01 par value per share (our “Common Stock” or “Shares”). Please note that while we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company” as that term is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”) and will not be registered under that Act.

From Inception through December 22, 2004, LaSalle US Holdings, Inc. (“LUSHI”) was the sole stockholder of the Fund, and the Fund was managed and advised by LaSalle Investment Management, Inc. (“LaSalle”), a Maryland corporation. On December 23, 2004, we held an initial closing (the “Initial Closing”) and sold Shares for $100 per share to approximately 400 accredited investors. Also on December 23, 2004, our sponsor, U.S. Trust Company, N.A., acting through its investment advisory division, U.S. Trust Company, N.A. Asset Management Division, became the manager of the Fund (the “Former Manager”). On December 16, 2005, UST Advisers, Inc. (the “Manager”), a wholly-owned subsidiary of U.S. Trust Company, N.A., assumed the duties and responsibilities of U.S. Trust Company, N.A. Asset Management Division and became the manager of the Fund. The Manager is registered as an investment advisor with the SEC. The Manager has the day-to-day responsibility for our management and administration pursuant to a management agreement between us and the Manager (the “Management Agreement”). On March 31, 2006, U.S. Trust Company, N.A. merged with its affiliate, United States Trust Company, National Association (“U.S. Trust”), with U.S. Trust as the surviving entity.

On July 1, 2007, U.S. Trust Corporation and all of its subsidiaries, including the Manager, were acquired by Bank of America Corporation (“BAC”). As a result of this transaction, UST Advisers, Inc., the Manager of the Fund, and UST Securities Corp., the Fund’s placement agent, (both indirect subsidiaries of U.S. Trust) are now indirect wholly-owned subsidiaries of, and controlled by, BAC. Prior to the transaction, U.S. Trust and its subsidiaries, including UST Advisers, Inc. and UST Securities Corp., were controlled by The Charles Schwab Corporation. UST Advisers, Inc. continues to serve as the Manager of the Fund and UST Securities Corp. continues to serve as the placement agent to the Fund, and the Fund has consented to the change in ownership of the Manager and UST Securities Corp. On February 22, 2008, U.S. Trust merged into Bank of America, N.A., an indirect wholly-owned subsidiary of BAC.

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

As of December 31, 2007, we owned interests in 39 properties totaling approximately 8.6 million square feet. For a description of our properties, see “Item 2. Properties.”

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

We may also seek to enhance overall portfolio returns by selectively investing in higher-risk properties involving more significant leasing and/or capital reinvestment challenges. Since our net asset value, or NAV, as defined under “Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchase of Equity Securities,” exceeds $300 million, we may invest up to 25% of our assets in investments in sectors other than the Primary Sectors and/or properties located outside of the United States (“Other Investments”). These Other Investments will be considered when the anticipated incremental return outweighs the inherent incremental risk relative to the Primary Sectors. Pursuant to the terms of the Advisory Agreement, the Manager has retained the right to appoint one or more additional advisors with respect to Other Investments.

INVESTMENT POLICIES

We may invest directly in real estate or indirectly in real estate through interests in corporations, limited liability companies, partnerships and joint ventures having an equity interest in real property, real estate investment trusts, ground leases, tenant in common interests, participating mortgages, convertible mortgages, second mortgages, mezzanine loans or other debt interests convertible into equity interests in real property, options to purchase real estate, real property purchase-and-leaseback transactions and other transactions and investments with respect to real estate. Prior to our NAV reaching $300 million, all real estate investments were required to be located in the United States. Now that our NAV exceeds $300 million, up to 25% of our assets may be located outside the United States. As of the filing of this Form 10-K, all but one of our assets are located within the United States.

We intend, where appropriate, to employ leverage to enhance our returns. Long-term non-recourse financing, on a portfolio-wide basis, is not expected to exceed 65% of portfolio fair value without the approval of our board of directors. Leverage on any single property is not expected to exceed 75% of the property’s fair value without the approval of our board of directors. There is no set limit as to the number of mortgages that may be secured by a single property, as long as the 75% leverage threshold is not exceeded. At December 31, 2007, we had an unsecured line of credit of $70 million for short-term operating, property acquisitions and other working capital needs which is excluded from the portfolio leverage limits described above.

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

GEOGRAPHIC CONCENTRATION

The following sets forth the percentage of our consolidated revenues derived from properties owned in each state or Canadian providence that accounted for more than 10% of our consolidated revenues during 2005, 2006 and 2007:

State	Percentage of Consolidated Revenues
2007
California	22%
Colorado	13%
Georgia	13%
Arizona	11%
Washington	10%

2006
California	21%
Colorado	17%
Arizona	15%
Virginia	13%
Georgia	13%
Washington	11%

2005
Virginia	44%
Georgia	30%
Illinois	13%

FOREIGN OPERATIONS

We currently own one property outside the United States, a multi-tenant office building located in Calgary, Canada. We are subject to currency risk and general Canadian economy risks associated with this investment. Canada accounted for 2% of our consolidated revenues from the year ended December 31, 2007.

DEPENDENCE ON SIGNIFICANT TENANTS

For the years ended December 31, 2007 and 2006, Fannie Mae accounted for 9% and 13% of our consolidated revenues, respectively. For the year ended December 31, 2005, Fannie Mae, Havertys Furniture Companies, Inc. and TNT Logistics North America, Inc. accounted for 44%, 14% and 13% of our consolidated revenues, respectively.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Henry I. Feuerstein, age 55, has been Chief Executive Officer of the Fund since September 2006. Mr. Feuerstein is a Senior Vice President of Global Wealth Investment Management’s (“GWIM”) Alternative Investment Solutions. He joined BAC in July 2007 via BAC’s acquisition of U.S. Trust. At U.S. Trust, Mr. Feuerstein was head of Alternative Investments Division for Real Estate and Private Equity. In this capacity, Mr. Feuerstein oversaw groups making direct and fund investments across the investment categories of real estate and private equity. Prior to joining U.S. Trust in 2006, Mr. Feuerstein served as a managing director at Cohen & Company Real Estate, a brokerage firm specializing in the sale of shopping centers throughout the United States. Prior to Cohen & Company Real Estate, Mr. Feuerstein was a partner at McLaughlin and Stern, a prominent New York City boutique law firm. As senior partner of the Real Estate department, he oversaw the transactions of the law firm’s real estate clients – primarily the acquisition of commercial and residential properties, new ground-up development, retail, shopping center and office leasing, and brokerage. Mr. Feuerstein’s career has also included the acquisition of real estate. During the years 1986-1991, he formed partnerships to acquire apartment buildings in New York City and shopping centers in Westchester. Mr. Feuerstein began his career as a real estate attorney in 1977. Mr. Feuerstein holds a J.D. degree from Columbia University and two B.S. degrees from the Massachusetts Institute of Technology.

Steven L. Suss, age 47, has been an officer of the Fund since April 2007. Mr. Suss is the Fund’s Chief Financial Officer and the Chief Financial Officer of the Alternative Investment Solutions of GWIM and is responsible for managing the financial reporting and operational affairs of the investment vehicles within the group. Mr. Suss joined BAC in July 2007 via BAC’s acquisition of U.S. Trust, which he joined in April 2007. At U.S. Trust, Mr. Suss was the Chief Financial Officer of the Alternative Investments Division. Prior to joining U.S. Trust, Mr. Suss served as the Chief Financial Officer and Chief Compliance Officer of Heirloom Capital Management, L.P. (“Heirloom”), an SEC-registered investment adviser focused on investing in small to medium capitalized consumer, healthcare and technology companies, from May 2002 until September 2006. Mr. Suss was responsible for, among other things, all accounting and tax functions for all legal entities and managed accounts affiliated with Heirloom and investor communications. From September 1997 until January 2002, Mr. Suss served as the Chief Financial Officer and Vice President of Westway Capital LLC, an organization dedicated to achieving high performance returns by investing in technology and technology-related companies. Mr. Suss received a B.B.A. from the University of Texas at Austin.

INVESTMENT COMMITTEE OF THE ADVISOR

All of the Advisor’s major investment decisions on our behalf require the approval of its North American Private Equity Investment Committee, which is comprised of the following:

Peter H. Schaff, age 49, has been a Director of the Fund since May 2004. Mr. Schaff was designated as a Director by the Advisor. Mr. Schaff is an International Director and is the Chief Executive Officer of LaSalle’s North American Private Equity business. Mr. Schaff serves on LaSalle’s North American Private Equity

Investment and Allocation Committees, and also on its Global Management Committee. Since joining LaSalle in 1984, Mr. Schaff has had extensive experience in all aspects of institutional real estate investment management, including acquisitions, joint ventures, financings, redevelopments, and dispositions. Prior to joining LaSalle, Mr. Schaff was a Banking Officer of Continental Illinois National Bank, working on private debt placements, interest rate swaps and related financial products. Mr. Schaff holds an undergraduate degree from Stanford University and an M.B.A. from the University of Chicago Graduate School of Business. Mr. Schaff is a member of the Urban Land Institute and the Pension Real Estate Association.

Wade W. Judge is an International Director and Chief Investment Officer of LaSalle’s North American Private Equity business and is the Chairman of LaSalle’s North American Private Equity Investment Committee. Prior to assuming these responsibilities in 2001, Mr. Judge was responsible for directing LaSalle’s U.S. acquisitions group for approximately 11 years. Prior to joining LaSalle in 1992, Mr. Judge worked for the Chairman of Jones Lang LaSalle and later managed the firm’s development group. Before coming to Jones Lang LaSalle in 1975, Mr. Judge was with Brown Brothers Harriman & Co. in New York City. Mr. Judge graduated with a B.A. from Dartmouth College and an M.B.A. from Stanford University.

James Hutchinson is an International Director of LaSalle and a member of the North American Private Equity Investment Committee. He also serves as the President of the Income & Growth Fund series with primary responsibility for acquisitions, financings and capital decisions. Since joining LaSalle in 1985, Mr. Hutchinson has completed property investments with an aggregate value exceeding $1 billion. Prior to joining LaSalle, Mr. Hutchinson was a senior manager in the audit division of Deloitte & Touche in Chicago. Mr. Hutchinson holds a B.A. in mathematics from Brown University and an M.B.A. from Indiana University. He is a C.P.A. and a member of the National Association of Industrial and Office Properties and the Urban Land Institute.

William J. Maher is Director of North American Research & Strategy for LaSalle and has been since he began with the firm in 1995. Mr. Maher is responsible for research relating to real estate investment strategy and direction, as well as market analysis for existing and potential new investments. In addition to leading research efforts throughout North America, he works with clients to develop custom real estate investment and portfolio strategies. Mr. Maher is a member of LaSalle’s U.S. Private Equity Investment Committee, the Global Investment Strategy Committee, and principal author of LaSalle’s Investment Strategy Annual and quarterly Market Watch. Prior to joining LaSalle, Mr. Maher was a partner with Ernst & Young and director of the Real Estate Consulting Group’s Washington, DC office, where he managed the group’s efforts in the fields of strategic planning, market and financial feasibility assessment, portfolio due diligence and corporate real estate. Before that, Mr. Maher was Executive Vice President of Halcyon Ltd., a real estate consulting and services firm. Mr. Maher is a graduate of Harvard University’s Kennedy School of Government, holding a Master’s degree in Urban Planning, with distinction. Mr. Maher also completed an executive management program at Northwestern University’s Kellogg School of Management and received a B.A. in Economics from Williams College in Massachusetts. Mr. Maher is a member of the Research Advisory Task Force of the International Council of Shopping Centers; the Research Committee Vice Chairman of the Real Estate Roundtable; serves as Vice Chairman of the Program Committee for the Urban Land Institute; and is a member of the Real Estate Investment Committee at Williams College. Mr. Maher is also a member of the Association of Foreign Investors in Real Estate and NAREIT.

Non-Voting, Ex Officio Members

The following employees of the Advisor are non-voting, ex officio members of its North American Private Equity Investment Committee:

Jeff Jacobson is the Global Chief Executive Officer of LaSalle. In that role, Mr. Jacobson is responsible for a 700 plus person team managing $50 billion of investments in both private and public real estate across all major markets within Europe, North America and Asia Pacific. Mr. Jacobson is a member of Jones Lang LaSalle’s Global Executive Committee, a member of the Jones Lang LaSalle Co-Investment Capital Allocation

Committee and sits on various LaSalle Investment Committees. Mr. Jacobson was appointed Regional CEO of LaSalle’s European operations in 2000, prior to his appointment as Global CEO in January 2007. Mr. Jacobson was responsible for all aspects of the European business, including servicing the firm’s European investment management clients, chairing the European Investment Committee and implementing growth initiatives. Prior to returning to LaSalle in 2000, Mr. Jacobson was a Managing Director of Security Capital Group Incorporated. From 1986 until 1997, Mr. Jacobson was at LaSalle Partners where he worked on a broad range of property acquisitions, sales financing and restructuring assignments and started up the firm’s successful CMBS investment activities. Mr. Jacobson holds undergraduate and graduate degrees in Economics from Stanford University.

Jacques Gordon is International Director of Research and Investment Strategy for LaSalle and has served in this role since 1994. Mr. Gordon serves on the Advisor’s Global Management and North American Private Equity Investment Committees. Mr. Gordon is responsible for market forecasting, investment strategy development, and the direction of investment research, which monitors capital markets, regional economies and property markets in 120 metropolitan areas in 20 countries. Mr. Gordon is Managing Editor of Market Watch, a quarterly publication of LaSalle; a primary author of LaSalle’s Investment Strategy Annual; and co-chair of the global research committee of Jones Lang LaSalle. Mr. Gordon is a past President of the Real Estate Research Institute and currently chairs the Pension Real Estate Association’s Research Committee. Mr. Gordon also serves on the boards of the American Real Estate Society and the editorial boards of Real Estate Finance, Journal of Real Estate Portfolio Management and Wharton Real Estate Review. Previously, Mr. Gordon served as Director of Research at Baring Advisors and at Real Estate Research Corporation in Chicago. Mr. Gordon received a bachelor’s degree from the University of Pennsylvania, and M.Sc. from the London School of Economics and a Ph.D. from Massachusetts Institute of Technology.

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

The Fund is subject to Exchange Act rules and related reporting requirements. Compliance with the reporting requirements of the Exchange Act requires timely filing of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act of 2002 and the SEC regulations relating thereto, have increased the costs of corporate governance, reporting and disclosure practices to which the Fund is subject. The Fund’s efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create legal bases for administrative, civil and criminal proceedings against the Fund in cases of non-compliance.

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

Tenants of certain retail properties held by the Fund have leases which contain co-tenancy provisions, which require either certain tenants and/or certain amounts of square footage to be occupied and open for business or other tenants of the property gain certain rights. These rights often include the right to pay reduced rents and/or the right to terminate the lease should the co-tenancy provision not be satisfied. As a result of these co-tenancy provisions, and the exercise of rights pursuant to these provisions, the loss of a single tenant may have a negative impact on the Fund beyond the loss of rent from that particular tenant, in that the loss of a tenant due to its exercise of its co-tenancy provision, may trigger the co-tenancy provisions of other tenants, which can result in additional co-tenancy provisions being triggered. In addition, the Fund could still be negatively impacted even if a tenant that vacates the property continues to pay the full rent amount under its lease as the reduced occupancy could permit other tenants to exercise their co-tenancy provision rights. As a result, the Fund would have to recognize reduced rental income and/or reduced occupancy, which would have a negative impact on the value of the Fund’s Common Stock. In this regard, co-tenancy provisions were triggered in 2005 at Legacy Village, which resulted in a decrease in rental revenue at this property. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—Events at Unconsolidated Properties.”

If significant tenants were to default on their lease obligations to the Fund, its results of operations and ability to pay dividends to stockholders may be adversely affected.

During the year ended December 31, 2007, Fannie Mae accounted for 9% of consolidated revenues. If this significant tenant were to default on its lease obligation to the Fund, our results of operations and ability to pay dividends to our stockholders would be adversely affected.

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

In addition, the events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile properties to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act, which was extended through 2014 by Terrorism Risk Insurance Program Reauthorization Act of 2007, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may affect the general real estate lending market, lending volume and the market’s overall loss of liquidity may reduce the number of suitable investment opportunities available to the Fund and the pace at which its investments are made. The Fund currently carries terrorism insurance under its master insurance program on all of its investments.

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

An investment in Shares requires a long-term commitment, with no certainty of return. The sale of Shares to investors in the Fund have not been registered under the Securities Act and the Shares may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Fund does not currently intend to apply for listing of its Common Stock on any securities exchange or arrange for it to be quoted on any automated dealer quotation system. There is no public market for the Shares and none is expected to develop. The Shares are also subject to other transfer restrictions.

Although the Fund intends to provide liquidity to its stockholders, subject to board of directors approval, by conducting tender offers pursuant to which the Fund expects to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares, the Fund may not have sufficient available cash to fund the repurchase of Shares. There is no guarantee that cash will be available at any particular time to fund repurchases of Shares, and the Fund will be under no obligation to make such cash available through the sale of assets, borrowings or otherwise. In addition, the Fund’s compliance with the Federal income tax rules applicable to REITs and rules under the Federal securities laws may affect the Fund’s ability to repurchase Shares. If the number of Shares tendered by stockholders exceeds the percentage, number or dollar amount of Shares offered to be repurchased by the Fund, the Fund might only accept Shares properly tendered on a pro rata basis.

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

Real estate investments are relatively illiquid. Such illiquidity may limit the Fund’s ability to vary its portfolio of investments in response to changes in economic and other conditions. Illiquidity may result from the absence of an established market for real estate investments as well as the legal or contractual restrictions on their resale. In addition, illiquidity may result from the decline in value of one of the Fund’s investments. There can be no assurances that the fair market value of any of the Fund’s real property investments will not decrease in the future. The relative illiquidity of the Fund’s investments may limit its ability to repurchase your Shares through tender offers as planned.

If the Fund is not able to appropriately diversify its investments, its financial results would be disproportionately affected by a downturn in the particular geographic region or property sector in which its investments are concentrated.

While the Fund intends to diversify its investments both geographically and by property sector, there is no assurance as to the degree of diversification that will actually be achieved by the Fund. The Fund may not be able to assemble a fully diversified portfolio. Furthermore, the Fund may make investments involving contemplated sales or refinancings that do not actually occur as expected, which could lead to increased risk as a result of it having an unintended long-term investment and reduced diversification. Further diversification consistent with the Fund’s objectives will be dependent on a number of additional factors, including the Fund’s ability to raise additional capital, so there can be no assurance that the Fund’s diversification objectives will be achieved. To the extent the Fund is not able to appropriately diversify its investments, its financial results would be adversely affected if there were a downturn in the particular geographic region or property sector in which the Fund’s investments were concentrated. As of December 31, 2007, 48% of the current fair value of the Fund’s consolidated properties is geographically concentrated in the western United States. Fifty-two percent and 48%

of the current fair value of unconsolidated properties are geographically concentrated in the midwestern and western United States, respectively. The Fund’s diversification of consolidated properties by property type, based on current fair value as of December 31, 2007, consists of 47% in the office property sector, 21% in the retail property sector, 15% in the industrial property sector and 17% in the residential property sector. The Fund’s diversification of unconsolidated properties by property type at December 31, 2007 consists of 52% in the retail property sector and 48% in the office property sector.

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

The Fund may not be able to qualify for exemption from registration under the Investment Company Act, which could limit the Fund’s ability to use leverage and could materially impair the Fund’s financial performance.

The Fund intends not to become regulated as an investment company under the Investment Company Act based upon certain exemptions thereunder. Accordingly, the Fund does not expect to be subject to the restrictive provisions of the Investment Company Act. If the Fund fails to qualify for exemption from registration as an investment company, its ability to use leverage would be substantially reduced and it may be unable to conduct its business as described in this report. Any failure to qualify for such exemption from the Investment Company Act could have a material adverse effect on the operations and expenses of the Fund. The Fund’s efforts to avoid registration as an investment company in reliance on one of the available exemptions may affect the composition of the Fund’s investment portfolio and the investment and disposition decisions of the Advisor.

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

The tax treatment of dividends may cause investments in non-REIT corporations to be relatively more desirable.

The Code generally provides for reduced tax rates for certain qualified dividends paid to individuals. These reduced rates generally do not apply to dividends paid by REITs. Although this legislation does not adversely affect the tax treatment of REITs, it may cause investments in non-REIT corporations to be relatively more desirable. Such reduced tax rates are currently set to expire at the end of 2010.

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

As part of the review by the staff of the Division of Corporation Finance of the SEC (the “Staff”) of our Registration Statement on Form 10 initially filed with the SEC on April 28, 2006, we received and responded to a number of comments. The only comment that remains unresolved pertains to the fact that we were unable to provide financial statements under Rule 3-14 of Regulation S-X relating to our acquisition of our Metropolitan Park North property. We were unable to produce the required financial statements due to lack of access to certain information regarding the property while it was owned by a previous owner. We requested that the Staff grant us a waiver from the requirement to provide the Rule 3-14 financial statements for Metropolitan Park North due to our inability to produce them. The Staff, however, denied our waiver request and indicated that, until we provide the Rule 3-14 financial statements for Metropolitan Park North, it would neither declare effective any registration statement or post-effective amendments, nor consider compliant any proxy or other filing that require our financial statements. The Staff also indicated that our filings are not considered timely for purposes of Form S-3. Finally, the Staff stated that, subject to certain exceptions, we should not make offerings under effective registration statements or under Rule 505 or 506 of Regulation D where any purchasers are not accredited investors under Rule 501(a) of Regulation D. As stated above, we only sell Shares to accredited investors. We do not expect to gain access to the requisite information to provide Rule 3-14 financial statements for Metropolitan Park North. As of the filing of this Form 10-K, we believe we are now compliant with the SEC’s financial statement requirements with respect to Metropolitan Park North.

On November 21, 2007, the Fund acquired Cabana Beach Gainesville which met the “significant” criteria as described in Rule 3-14 of Regulation S-X. Also on November 21, 2007, the Fund acquired three additional real estate investments from a related selling group (the “Selling Group”), Cabana Beach San Marcos, Campus Lodge Athens and Campus Lodge Columbia. The Fund also has a contract to acquire a fifth real estate investment from the Selling Group. Pursuant to Rule 3-14, we are required to file certain financial statements relating to these acquisitions. However, the Selling Group has refused to participate in the audits, and we are therefore unable to supply the required audited income statement required by Rule 3-14. As a result, we will be subject to limitations specified by the Staff in the preceding paragraph with respect to our failure to provide Rule 3-14 financial statements for our acquisition of the Metropolitan Park North property.

Item 2.	Properties.

DESCRIPTION OF REAL ESTATE:

Our investments in real estate assets as of December 31, 2007 consist of our interests in properties that are consolidated in our consolidated financial statements including interests in seven joint ventures (the “Consolidated Properties”) and interests in two additional joint ventures that own real estate (the “Unconsolidated Properties”). The following table sets forth the information with respect to our real estate assets as of December 31, 2007:

Property Name	Location	Type	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Monument IV at Worldgate (1)	Herndon, VA	Office	100%	2001	August 27, 2004	228,000	100%
Havertys Furniture (1)	Braselton, GA	Industrial	100%	2002/2005(2)	December 3, 2004	808,000	100%
Hagemeyer Distribution Center (3)	Auburn, GA	Industrial	100%	2001	December 3, 2004	300,000	100%
25850 S. Ridgeland (1)(4)(5)	Monee, IL	Industrial	100%	2004	December 31, 2004	719,000	100%
Georgia Door Sales Distribution Center (1)	Austell, GA	Industrial	100%	1994/1996(6)	February 10, 2005	254,000	100%
105 Kendall Park Lane (1)	Atlanta, GA	Industrial	100%	2002	June 30, 2005	409,000	100%
Waipio Shopping Center (1)	Waipahu, HI	Retail	100%	1986/2005(7)	August 1, 2005	137,000	99%

CHW Medical Office Portfolio (3)(8):
300 Old River Road	Bakersfield, CA	Office	100%	1992	December 21, 2005	37,000	100%
500 Old River Road	Bakersfield, CA	Office	100%	1992	December 21, 2005	30,000	100%
500 West Thomas Road	Phoenix, AZ	Office	100%	1994	December 21, 2005	169,000	94%
1500 South Central Ave	Glendale, CA	Office	100%	1980	December 21, 2005	37,000	95%
14600 Sherman Way	Van Nuys, CA	Office	100%	1991	December 21, 2005	50,000	97%
14624 Sherman Way	Van Nuys, CA	Office	100%	1981	December 21, 2005	51,000	89%
18350 Roscoe Blvd	Northridge, CA	Office	100%	1979	December 21, 2005	68,000	96%
18460 Roscoe Blvd	Northridge, CA	Office	100%	1991	December 21, 2005	25,000	100%
18546 Roscoe Blvd	Northridge, CA	Office	100%	1991	December 21, 2005	43,000	92%
4545 East Chandler	Chandler, AZ	Office	100%	1994	December 21, 2005	48,000	70%
485 South Dobson	Chandler, AZ	Office	100%	1984	December 21, 2005	43,000	97%
1501 North Gilbert	Gilbert, AZ	Office	100%	1997	December 21, 2005	38,000	92%
116 South Palisade	Santa Maria, CA	Office	100%	1995	December 21, 2005	34,000	79%
525 East Plaza	Santa Maria, CA	Office	100%	1995	December 21, 2005	44,000	72%
10440 East Riggs	Chandler, AZ	Office	100%	1996	December 21, 2005	39,000	59%
Marketplace at Northglenn (1)	Northglenn, CO	Retail	100%	1999-2001(9)	December 21, 2005	439,000	94%
Stirling Slidell Shopping Centre (1)	Slidell, LA	Retail	100%	2003	December 14, 2006	139,000	95%
9800 South Meridian (10)	Englewood, CO	Office	90%	1994	December 26, 2006	144,000	47%
18922 Forge Drive (10)	Cupertino, CA	Office	90%	1972/1999(11)	February 15, 2007	91,000	100%
4001 North Norfleet Road (1)	Kansas City, MO	Industrial	100%	2007	February 27, 2007	702,000	100%
Station Nine Apartments (1)	Durham, NC	Apartment	100%	2005	April 16, 2007	312,000	92%
Westar Office Portfolio (1)	St. Charles, MO	Office	100%	2000/2004/2007(12)	June 13, 2007	141,000	100%
The District at Howell Mill (13)	Atlanta, GA	Retail	87.85%	2006	June 15, 2007	306,000	100%
Canyon Plaza (1)	San Diego, CA	Office	100%	1986/1993(14)	June 26, 2007	199,000	100%

Property Name	Location	Type	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Railway Street Corporate Centre (1)	Calgary, Canada	Office	100%	2007	August 30, 2007	137,000	100%

Student Oriented Apartment Communities (13):
Cabana Beach San Marcos	San Marcos, TX	Apartment	78%	2006	November 21, 2007	278,000	83%
Cabana Beach Gainesville	Gainesville, FL	Apartment	78%	2005-2007 (15)	November 21, 2007	545,000	84%
Campus Lodge Athens	Athens, GA	Apartment	78%	2003	November 21, 2007	229,000	90%
Campus Lodge Columbia	Columbia, MO	Apartment	78%	2005	November 21, 2007	256,000	63%

Properties Held for Sale:
Metropolitan Park North (1)	Seattle, WA	Office	100%	2001	March 28, 2006	187,000	100%

Unconsolidated Properties:
Legacy Village (16)	Lyndhurst, OH	Retail	46.5%	2003	August 25, 2004	595,000	97%
111 Sutter Street (10)	San Francisco, CA	Office	80%	1926/2001(17)	March 29, 2005	286,000	99%

(1)	This property is owned fee.
(2)	Built in 2002 and expanded by 297,000 square feet in 2005.
(3)	This property is owned leasehold.
(4)	Our initial investment was in the form of a mortgage loan that was secured by the property. The mortgage loan contained an option to purchase the underlying property which was exercisable by us in the first quarter of 2006 for the outstanding mortgage loan amount plus a $500,000 option payment. On March 30, 2006, we acquired the 25850 S. Ridgeland property for the outstanding mortgage loan balance plus a $500,000 option payment. We previously referred to this property as TNT Logistics.
(5)	The lease on this property was assigned to Michelin North America, Inc. on January 10, 2007.
(6)	Built in 1994 and expanded in 1996.
(7)	Built in 1986 and expanded in 2005.
(8)	This portfolio was owned 95% as majority interest holder in a joint venture, leasehold until December 31, 2007 at which point the remaining 5% was acquired by the Fund. We previously referred to this portfolio as the Pacific Medical Office Portfolio.
(9)	Redeveloped between 1999 and 2001.
(10)	This property is owned as majority interest holder in a joint venture.
(11)	Built in 1972 and renovated in 1999.
(12)	Property consists of two buildings, one built in 2000 and expanded in 2004 and the other built in 2007.
(13)	This property is owned as a tenant in common.
(14)	Built in 1986 with addition completed in 1993.
(15)	Portions of property built and completed between 2005 and 2007.
(16)	This property is owned as an interest holder in a joint venture.
(17)	Built in 1926 and renovated in 2001.

ACQUISITIONS

2007 Acquisitions

Consolidated Properties

On February 15, 2007, we acquired a 90% interest in 18922 Forge Drive, a 91,000 square-foot, multi-tenant office building located in Cupertino, California with lease expirations through 2010. The property’s tenants are IBM and Oracle, which have both sub-leased their space to other technology companies. The gross purchase price was approximately $26.2 million.

On February 27, 2007, we acquired a 100% ownership interest in 4001 North Norfleet Road, a 702,000 square-foot, single-tenant industrial building located in Kansas City, Missouri. The property’s tenant is Musician’s Friend, a subsidiary of Guitar Center (under a net lease through 2017). The gross purchase price was approximately $37.6 million.

On April 16, 2007, we acquired a 100% interest in Station Nine Apartments, a 312,000 square-foot, 323 unit apartment complex located in Durham, North Carolina adjacent to the Duke University campus. The property’s leases generally expire within one year. The gross purchase price was approximately $56.4 million.

On June 13, 2007, we acquired a 100% interest in two single-tenant office buildings totaling 141,000 square-feet located in St. Charles, Missouri. The buildings are currently leased to a single-tenant (under net leases through 2014 and 2016). The gross purchase price was approximately $28.6 million.

On June 15, 2007, we acquired an 87.85% tenant in common interest in The District at Howell Mill, a 306,000 square foot retail property built in 2006, located in Atlanta, Georgia. The property’s largest tenants are Wal-Mart, TJ Maxx, Office Depot, and PetSmart with leases expiring through 2026. Tenants of this center pay their pro rata share of the property’s operating expenses. The gross purchase price was approximately $78.7 million.

On June 26, 2007, we acquired a 100% interest in Canyon Plaza, a 199,000 square-foot, single-tenant office building located in San Diego, California. The property’s tenant is Conexant Systems, Inc (under a net lease expiring in 2017) which has sub-leased a portion of their space to another technology company. The gross purchase price was approximately $55.0 million.

On August 30, 2007, we acquired a 100% ownership interest in a 137,000 square-foot, multi-tenant office building located in Calgary, Canada with leases expiring through 2017. The building is currently 100% leased to a number of tenants for between five and ten years. The gross purchase price was approximately $42.6 million.

On November 21, 2007, we acquired 78% tenant in common interests in four student oriented apartment communities. Cabana Beach San Marcos located in San Marcos, Texas near Texas State University has 276 units and 744 bedrooms. Cabana Beach Gainesville located in Gainesville, Florida near the University of Florida has 504 units and 1,488 bedrooms. Campus Lodge Athens located in Athens, Georgia near the University of Georgia has 240 units and 480 bedrooms. Campus Lodge Columbia located in Columbia, Missouri near the University of Missouri has 192 units and 768 bedrooms. Leases for these four properties generally expire within one year. The gross purchase price for the four communities was approximately $149.6 million.

On December 31, 2007, we acquired the remaining 5% membership interest in a limited liability company that owns the CHW Medical Office Portfolio. The gross purchase price was approximately $4.0 million.

2006 Acquisitions

Consolidated Properties

On March 28, 2006, we acquired a 100% interest in Metropolitan Park North, a 186,000 square-foot, multi-tenant office building with a five-level parking garage located in Seattle, Washington with lease expirations through 2016. The gross purchase price was approximately $89.2 million.

On December 14, 2006, we acquired a 100% interest in Stirling Slidell Shopping Centre, a 139,000 square-foot, multi-tenant retail center located approximately 35 miles northeast of New Orleans, Louisiana, built in 1994 with lease expirations through 2020. The gross purchase price was approximately $23.4 million.

On December 26, 2006, we acquired a 90% interest in 9800 South Meridian, a 129,000 square-foot, multi-tenant office building located in suburban Denver, Colorado, built in 1994 with tenant lease expirations through 2009. The gross purchase price was approximately $14.7 million. Since we acquired our interest in this building, it has undergone significant upgrades, which involved increasing the rentable space by approximately 10,000 square-feet and leasing the building to new tenants.

2005 Acquisitions

Consolidated Properties

On February 10, 2005, we acquired a 100% interest in Georgia Door Sales Distribution Center, a 254,000 square-foot, single-tenant industrial building in suburban Atlanta, Georgia built in 1994 and expanded in 1996. The tenant’s lease expires in 2009. The gross purchase price was approximately $8.5 million.

On June 30, 2005, we acquired a 100% interest in 105 Kendall Park Lane, a 409,000 square-foot, single-tenant industrial building in suburban Atlanta, Georgia built in 2002. The tenant’s lease expires in 2017. The gross purchase price was approximately $18.8 million.

On August 1, 2005, we acquired a 100% interest in Waipio Shopping Center, a 137,000 square-foot, multi-tenant retail center in Hawaii, built in 1986 with lease expirations through 2034. The gross purchase price was approximately $30.5 million.

On December 21, 2005, we acquired a 100% interest in Marketplace at Northglenn, a 439,000 square-foot, multi-tenant retail center located ten miles north of downtown Denver, Colorado, that was redeveloped between 1999 and 2001and has lease expirations through 2020. The gross purchase price was approximately $91.5 million. The acquisition included a $3.6 million Enhanced Sales Tax Incentive Program (“ESTIP”) note receivable from the local government that allows us to share in sales tax revenue generated by the retail center. This note is expected to be repaid in full during 2008.

On December 21, 2005, we acquired a 95% membership interest in a limited liability company that owns a portfolio of leasehold interests in fifteen medical office buildings encompassing 755,000 square-feet of space located throughout Southern California and the greater Phoenix metropolitan area, which we refer to as the CHW Medical Office Portfolio. The buildings were built between 1979 and 1997 and have lease expirations through 2016. The total aggregate consideration paid for our 95% membership interest was approximately $132.8 million.

Unconsolidated Properties

On March 29, 2005, we acquired an 80% membership interest in a limited liability company which owns 111 Sutter Street in San Francisco, California, a 286,000 square foot, multi-tenant office building built in 1926 and renovated in 2001. The aggregate consideration paid for the 80% membership interest was approximately $24.6 million.

PROJECTS UNDER DEVELOPMENT

9800 South Meridian has undergone certain building upgrades that involved enclosing a four floor atrium to create approximately 10,000 additional rentable square-feet and leasing the building to new tenants. We estimate total costs for the upgrades, including construction costs, tenant improvements and lease commissions, to be approximately $5.0 million, which will be funded through draws on the acquisition and construction loan. We have incurred costs of approximately $2.9 million as of December 31, 2007.

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

PURCHASE OPTIONS

As part of the acquisition of the CHW Medical Office Portfolio, the limited liability company in which we invested that owns the portfolio, entered into an option agreement that gave the seller the right to effect a put to sell two medical office buildings to the limited liability company between March 21, 2007 and June 21, 2007. During the same exercise period, the limited liability company had the right to effect a call to buy the two medical office buildings. The purchase price was to be equal to the net operating income of the two buildings (projected forward for twelve months, subject to adjustments) divided by a cap rate of 7.75%. No initial investment was required by the limited liability company, but $500,000 was deposited by us as collateral for the contract. If neither party exercised the option by the expiration of the agreement, the contract would have become null and void and the deposit would have been returned. Pursuant to the terms of the option agreement the deposit would have been retained by the seller if the limited liability company fails to purchase the buildings after the option notice had been given. On April 20, 2007, the limited liability company exercised the purchase option on the CHW Medical Office Portfolio option agreement to acquire the two medical office buildings located in San Bernardino, California. On December 31, 2007 as part of the Fund acquiring the remaining 5% membership interest in the CHW Medical Office Portfolio, the seller and the limited liability company agreed to terminate the option agreement and our $500,000 deposit was released from escrow and returned to the Fund.

PROPERTIES UNDER PURCHASE CONTRACT

The following section describes properties we have under contract to purchase. There can be no assurance that these properties under contract will eventually result in successful acquisitions.

In September 2007, we entered into purchase contracts and deposited $1.7 million in earnest money to secure the acquisition of interests in two student oriented apartment communities consisting of a combined 480 units for approximately $72.3 million. On January 15, 2008, the Fund acquired a 78% tenant in common interest in Campus Edge Apartments Lafayette, a student oriented apartment community located in Lafayette, Louisiana near the University of Louisiana – Lafayette for approximately $26.2 million. Campus Edge Apartments Lafayette was built in 2007. We funded a portion of the purchase with a $17.5 million mortgage loan, maturing in 2015 at a fixed rate of 5.57%, interest only for the first two years. On February 29, 2008, the Fund acquired a 78% tenant in common interest in Campus Lodge Tampa, a student oriented apartment community located in Tampa, Florida near the University of South Florida for approximately $46.1 million. Campus Lodge Tampa was built in 2001. We assumed a $33.5 million mortgage loan collateralized by the apartment community, maturing in 2016 at a fixed-rate of 5.95%, interest only for the first five years. The apartment communities were approximately 98% leased in the aggregate as of December 31, 2007. We acquired these apartment communities through a joint venture with an investment fund advised by our Advisor, under customary business terms.

FINANCING

The following is a summary of the mortgage debt for our Consolidated Properties and our Unconsolidated Properties as of December 31, 2007.

Property	Interest Rate	Maturity Date	Principal Balance
Consolidated Properties:
Monument IV at Worldgate	5.29%	September 2011	$37,364,674
Havertys Furniture	5.23%	January 2015	18,100,000
Havertys Furniture	6.19%	January 2015	11,025,000
25850 S. Ridgeland	5.05%	April 2012	16,474,017
Marketplace at Northglenn	5.50%	January 2016	64,500,000
Hagemeyer Distribution Center	5.23%	January 2015	6,500,000
Georgia Door Sales Distribution Center	5.31%	January 2015	5,400,000
105 Kendall Park Lane	4.92%	September 2012	13,000,000
Waipio Shopping Center	5.15%	November 2010	19,950,000
CHW Medical Office Portfolio	5.75%	November 2013	17,537,943
CHW Medical Office Portfolio	5.75%	November 2013	15,264,068
CHW Medical Office Portfolio	5.75%	November 2013	15,806,966
CHW Medical Office Portfolio	5.79%	March 2014	34,497,461
Metropolitan Park North	5.73%	April 2013	61,000,000
Stirling Slidell Shopping Centre	5.15%	April 2014	13,818,387
9800 South Meridian	Libor + 1.60%	January 2010	11,338,323
18922 Forge Drive	6.24%	February 2014	19,050,000
4001 North Norfleet Road	5.60%	March 2017	24,230,000
Station Nine Apartments	5.50%	May 2017	36,885,000
Westar Office Portfolio	6.05%	July 2013	7,278,335
Westar Office Portfolio	5.60%	March 2015	11,050,000
The District at Howell Mill	5.30%	March 2027	35,000,000
The District at Howell Mill	6.14%	June 2017	10,000,000
Canyon Plaza	5.90%	June 2017	31,000,000
Railway Street Corporate Centre	5.16%	September 2017	29,929,468
Cabana Beach San Marcos	5.57%	December 2014	19,650,000
Cabana Beach Gainesville	5.57%	December 2014	49,107,500
Campus Lodge Athens	5.57%	December 2014	13,723,000
Campus Lodge Columbia	5.57%	December 2014	16,341,000
Unconsolidated Properties:
Legacy Village	5.63%	January 2014	$99,565,955
111 Sutter Street	5.58%	June 2015	56,000,000

INSURANCE

We believe our properties currently are adequately covered by insurance consistent with the level of coverage that is standard in our industry.

OPERATING STATISTICS

We generally have investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe our leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property sector for our consolidated properties as of December 31, 2007:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft
Consolidated Properties:
Office:
Commercial Office	7	1,124,000	14.6%	93.2%	$21.62
Medical Office	15	755,000	9.8%	89.3%	14.23
Retail	4	1,022,000	13.3%	97.0%	14.37
Industrial	6	3,191,000	41.4%	100.0%	3.32
Apartments	5	1,619,000	20.9%	83.0%	14.36

Total	37	7,711,000	100.0%	94.0%	$10.54

The following table shows our operating statistics by property sector for our unconsolidated properties as of December 31, 2007:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft
Unconsolidated Properties:
Office:
Commercial Office	1	286,000	32.5%	98.7%	$39.40
Retail	1	595,000	67.5%	96.5%	38.94

Total	2	881,000	100.0%	97.2%	$39.09

As of December 31, 2007, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent	Square Footage	Percentage of Consolidated Annualized Minimum Base Rent
2008 (1)	67	$5,161,000	264,000	8.9%
2009	58	4,183,000	476,000	7.2%
2010	63	5,328,000	260,000	9.2%
2011	54	6,726,000	384,000	11.6%
2012	46	8,452,000	356,000	14.6%
2013 and thereafter	76	28,214,000	4,155,000	48.6%

Total	364	$58,064,000	5,895,000

(1)	Does not include 2,914 leases totaling approximately $19.3 million in annualized minimum base rent associated with our five apartment community investments.

As of December 31, 2007, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent	Square Footage	Percentage of Consolidated Annualized Minimum Base Rent
2008	10	$1,103,000	38,000	3.3%
2009	7	975,000	31,000	2.9%
2010	19	4,367,000	96,000	13.0%
2011	9	3,664,000	67,000	10.9%
2012	2	254,000	7,000	0.8%
2013 and thereafter	50	23,122,000	618,000	69.1%

Total	97	$33,485,000	857,000

PRINCIPAL TENANTS

The following table sets forth the top ten tenants, in our consolidated properties, based on their percentage of annualized minimum base rent for the year ended December 31, 2007:

Tenants	Line of Business	Date of Lease Expiration	Lease Renewal Options	% of Total Area	% of Annualized Minimum Base Rent
Fannie Mae	Financial services	December 31, 2011	Two 5-year options	2.3%	5.6%
Nordstrom, Inc	Retailer	January 31, 2012	Two 5-year options	1.4%	5.0%
Conexant Systems, Inc.	Communications	June 20, 2017	Two 5-year options	2.0%	4.5%
Havertys Furniture	Furniture retailer	April 30, 2021	Five 5-year options	8.1%	3.9%
Catholic Healthcare West	Healthcare	Varies	Varies	1.6%	3.6%
Musician’s Friend, Inc.	Retailer	February 28, 2017	Three 5-year options	7.0%	3.3%
International Business Machines Corp.	Information Technology	March 31, 2010	Two 5-year options	0.5%	2.7%
Westar Aerospace & Defense Group, Inc.	Technical and Scientific Research Services	Varies	Varies	0.9%	2.6%
Michelin North America, Inc	Tire Manufacturer	November 30, 2014	Three 5-year options	7.2%	2.2%
Acuity Specialty Products Group, Inc.	Specialty chemical products	April 30, 2017	Two 5-year options	4.1%	1.6%

Total				35.1%	35.0%

PRINCIPAL PROPERTIES

The following table sets forth the top ten properties, of our consolidated properties, based on their percentage of minimum base rent for the year ended December 31, 2007:

Properties	% of Total Area	% of Minimum Base Rent
Metropolitan Park North	2.4%	10.1%
Marketplace at Northglenn	5.7%	9.9%
Monument IV at Worldgate	3.0%	7.7%
Havertys Furniture	10.5%	5.6%
500 West Thomas Road	2.2%	5.1%
Station Nine Apartments	4.0%	4.6%
18922 Forge Drive	1.2%	4.4%
The District at Howell Mill	4.0%	4.3%
4001 North Norfleet Road	9.1%	3.9%
Waipio Shopping Center	1.8%	3.8%

Total	43.9%	59.4%

GROUND LEASES

We are subject to a number of ground leases at certain properties we own or control. The following table lists the future minimum payments due under the ground leases as of December 31, 2007:

Year	Ground Lease Payments
2008	$35
2009	35
2010	35
2011	35
2012	35
2013 and thereafter	1,795

Total	$1,970

Item 3.	Legal Proceedings.

The Former Manager, certain of its affiliates, including U.S. Trust, and others were named in four shareholder class action lawsuits and two derivative actions which allege that the Former Manager, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the Former Manager. Each seeks unspecified monetary damages and related equitable relief.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is not currently traded on any exchange and there is no established public trading market for our Common Stock. As of the filing date of this Form 10-K, there were approximately 1,440 holders of our Common Stock.

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

Unregistered Sales of Equity Securities

The following table provides information on unregistered sales of our securities that occurred since September 30, 2007 other than unregistered sales that have been previously reported on a Form 8-K:

Date	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds
November 2, 2007 (1)	16,237	$119.95	$1,947,637	Used to acquire real estate investments

(1)	This sale occurred pursuant to our dividend reinvestment plan.

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

Issuer Purchases of Equity Securities

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we intend to provide liquidity to our stockholders by conducting tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. During the fourth quarter of 2007, we repurchased Shares through a tender offer as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 2007	84,699	$119.95	84,699	—

We will only offer to repurchase Shares through tender offers and then only to the extent that we have sufficient cash available to repurchase Shares consistent with principles of prudent portfolio management and to the extent that such repurchases (i) are consistent with applicable REIT rules and federal securities laws and

(ii) would not require the Fund to register as an investment company under the Investment Company Act. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares and we will be under no obligation to conduct such tender offers or to make such cash available. In determining the Tender Offer Amount, we will act in the best interest of the stockholders and may take into account our need for cash to pay operating expenses, debt service, distributions to stockholders and other obligations.

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

We have retained independent third-party real estate appraisal firms (the “Appraisal Firms”) that appraise each Investment annually beginning one year after acquisition. During the first three quarters after acquisition, the Investment will be carried at capitalized cost and reviewed quarterly for material events at the property or market level that may require an adjustment of the Investment’s valuation.

For each of the three quarters following the independent appraisal of a particular Investment, we determine the value of such Investment based on our review of the appraisal and material changes at the property or market level. We also determine the value of the indebtedness related to each Investment beginning one year after acquisition of the encumbered property and on a quarterly basis thereafter.

The Current Share Price equals the NAV as of the end of each quarter divided by the number of outstanding shares of all classes of capital stock of the Fund at the end of such quarter.

The following table presents the external appraisal and valuation schedule for our investment portfolio for the year ended December 31, 2008:

Period for Appraising the Investment and its Related Debt	Notes
For the three months ended March 31, 2008:
Georgia Door Sales Distribution Center	(1)
111 Sutter Street	(1)
Metropolitan Park North	(1)
18922 Forge Drive	(2)
4001 North Norfleet Road	(2)

For the three months ended June 30, 2008:
105 Kendall Park Lane	(1)
Station Nine Apartments	(2)
Westar Office Portfolio	(2)
The District at Howell Mill	(2)
Canyon Plaza	(2)

For the three months ended September 30, 2008:
Monument IV at Worldgate	(1)
Legacy Village	(1)
Waipio Shopping Center	(1)
Railway Street Corporate Centre	(2)

For the three months ended December 31, 2008:
Havertys Furniture	(1)
Hagemeyer Distribution Center	(1)
25850 S. Ridgeland	(1)
CHW Medical Office Portfolio	(1)
Marketplace at Northglenn	(1)
Stirling Slidell Shopping Centre	(1)
9800 South Meridian	(1)
Cabana Beach San Marcos	(2)
Cabana Beach Gainesville	(2)
Campus Lodge Athens	(2)
Campus Lodge Columbia	(2)

(1)	This investment was externally appraised during the same period in 2007 and has been valued by us during the interim quarters, for purposes of calculating NAV. The Investment’s related indebtedness was valued during the same period in 2007 and every quarter thereafter.
(2)	This Investment will be subject to its first external appraisal as it was acquired within the last year and therefore has been carried at cost for purposes of calculating NAV. This Investment will be externally appraised during the same period in future years and will be valued by us in quarters between the annual appraisals. The Investment’s related indebtedness will be valued beginning on this date and every quarter thereafter.

Current Share Price Calculation

The Current Share Price equals NAV as of the end of each quarter divided by the number of outstanding Shares at the end of such quarter. During the first three quarters of the calendar year, the Current Share Price is calculated based on the real estate investment value, indebtedness values and value of other assets and liabilities as determined by us and reviewed by our independent auditors. Year-end Current Share Price is calculated based on the real estate investment value, indebtedness values and value of other assets and liabilities as determined by us and audited by our independent auditors. The supplemental consolidated fair value information is presented to the board of directors with our year-end audited financial statements.

The following table presents the NAV per share for each period indicated below:

Quarter Ended	NAV per Share
December 31, 2007	$120.03
September 30, 2007	119.95
June 30, 2007	118.40
March 31, 2007	115.95
December 31, 2006	115.02
September 30, 2006	110.93
June 30, 2006	112.66
March 31, 2006	110.73
December 31, 2005	108.08
September 30, 2005	104.16
June 30, 2005	100.07
March 31, 2005	100.03

DIVIDEND POLICY

To comply with current tax laws necessary to qualify as a REIT, we expect to distribute at least 90% of our REIT taxable income to our stockholders. Accordingly, we currently intend, although are not legally obligated, to make regular quarterly distributions to our stockholders in amounts sufficient to maintain our qualification as a REIT. Before payment of any dividend, we must have cash available after payment of both operating requirements and scheduled debt service on mortgages and loans payable. The declaration of dividends is at the discretion of our board of directors, which decision is made from time to time based on then prevailing circumstances. Subject to approval of our board of directors, we expect to follow a dividend policy whereby we will provide for the payment of a quarterly dividend between 30 and 45 calendar days after a quarter end (“Dividend Payment Date”). Our board of directors, the Manager and the Advisor will periodically review the dividend policy to determine the appropriateness of our dividend rate relative to our current and forecasted cash flows. There can be no assurance that we will maintain a fixed or minimum quarterly distribution level on our Common Stock.

The distributions declared per Share in each quarter since Inception are as follows:

To Stockholders of Record as of	Paid on	Distribution per Share
December 28, 2007	February 1, 2008	$1.75
August 15, 2007	November 2, 2007	1.75
May 15, 2007	August 3, 2007	1.75
February 15, 2007	May 4, 2007	1.75
December 29, 2006	February 2, 2007	1.75
September 30, 2006	November 3, 2006	1.75
May 15, 2006	August 4, 2006	1.75
February 24, 2006	May 5, 2006	1.75
December 15, 2005	February 3, 2006	1.75
September 15, 2005	November 4, 2005	1.75
June 30, 2005	August 5, 2005	1.75
March 31, 2005	May 6, 2005	1.75

We currently intend to continue to make regular quarterly distributions to holders of our Common Stock. Any future distributions will be declared at the discretion of the board of our directors and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our board of directors deems necessary. In addition, under the terms of our unsecured credit facility, we may not declare a dividend unless:

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

Performance Graph (1)

The following graph is a comparison of the three-year cumulative return of our Shares (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”), the National Real Estate Investment Trusts’ (“NAREIT”) All Equity Index and the National Counsel of Real Estate Investment Fiduciaries (“NCREIF”) Property Index, as peer group indices. The graph assumes that $100 was invested on December 31, 2004 in our Shares, the S&P 500 Index, the NAREIT All Equity Index and the NCREIF Property Index assuming that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our Shares will continue in line with the same or similar trends depicted in the graph below.

(1)	The information in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Fund under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

*	The NCREIF Property Index is a quarterly time series composite total rate of return measure (before leverage and fees) of investment performance of a very large pool of individual commercial real estate properties acquired in the private market for investment purposes only. Its value is based on the value of the properties in the index and not the market value of securities. All properties in the NCREIF Property Index have been acquired, at least in part, on behalf of tax-exempt institutional investors—the great majority being pension funds. Properties in the NCREIF Property Index are accounted for using market value accounting standards, not historical cost. We measure the performance of our Advisor against the NCREIF Property Index.

Item 6.	Selected Financial Data.

The following table sets forth our selected financial and operating data on a historical basis. The following data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	For the Period May 29, 2004 (Inception) Through December 31, 2004
Operating Data:
Total revenues	$69,426,369	$45,673,361	$15,003,067	$1,517,883
Operating expenses	60,990,091	38,051,639	10,633,828	764,170

Operating income	8,436,278	7,621,722	4,369,239	753,713
Interest income	1,759,911	1,562,157	898,256	18,327
Interest expense	(25,164,519)	(15,822,567)	(5,371,190)	(840,014)
Loss allocated to minority interests	572,243	155,606	10,844	—
Equity in income of unconsolidated affiliates	536,175	424,956	116,067	5,571
Loss on foreign currency derivative	(503,629)	—	—	—

Net loss from continuing operations	(14,363,541)	(6,058,126)	23,216	(62,403)
Income (loss) from discontinued operations	727,452	(704,878)	—	—

Net income (loss)	(13,636,089)	(6,763,004)	23,216	(62,403)
Foreign currency translation adjustment	963,389	—	—	—

Net comprehensive income (loss)	$(12,672,700)	$(6,763,004)	$23,216	$(62,403)

Weighted average shares outstanding	3,252,725	2,341,347	1,276,388	39,783
Net income (loss) from continuing operations per share—basic and diluted	$(4.41)	$(2.59)	$0.02	$(1.57)
Income (loss) per share—basic and diluted	$(4.19)	$(2.89)	$0.02	$(1.57)
Cash distributions declared per common share	$7.00	$7.00	$7.00	$1,289.78

	December 31,
	2007	2006	2005	2004
Balance Sheet Data:
Investments in real estate—net of accumulated depreciation	$930,966,855	$504,133,170	$399,182,125	$134,924,729
Total assets	1,070,187,673	635,693,947	502,343,926	169,577,857
Total debt	630,315,626	361,350,770	280,361,461	66,850,000
Liabilities held for sale	62,137,186	—	—	—
Minority interests	15,518,616	3,036,401	2,812,126	—
Stockholders’ equity	316,076,437	241,221,816	186,054,913	92,257,820

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	For the Period May 29, 2004 (Inception) Through December 31, 2004
Cash Flow Information:
Net cash flows provided by operating activities	$26,463,749	$9,941,108	$5,253,976	$648,810
Net cash flows used in investing activities	(391,134,345)	(118,799,955)	(222,169,957)	(96,216,548)
Net cash flows provided by financing activities	344,105,139	129,666,801	221,683,665	98,961,662
Other Data:
Funds from operations	$22,162,364	$16,821,421	$8,809,974	$1,132,781
Funds from operations per share—basic and diluted (1)	$6.81	$7.18	$6.90	$28.47

(1)	Funds from operations (“FFO”) does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America (“GAAP”), should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income to FFO.

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

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period from May 28, 2004 (Inception) through December 31, 2004
Net income (loss)	$(13,636,089)	$(6,763,004)	$23,216	$(62,403)
Plus: Real estate depreciation and amortization	30,644,221	17,005,842	4,794,262	488,219
Adjustments for minority interests	(1,198,200)	(444,945)	(18,876)	—
Real estate depreciation and amortization from unconsolidated real estate affiliates	4,636,479	4,819,379	4,011,372	706,965
Real estate depreciation and amortization from discontinued operations	1,715,953	2,204,149	—	—

Funds from operations	$22,162,364	$16,821,421	$8,809,974	$1,132,781

Weighted average shares outstanding, basic and diluted	3,252,725	2,341,347	1,276,388	39,783
Funds from operations per share, basic and diluted	$6.81	$7.18	$6.90	$28.47

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2005 were comprised of:

•	Monument IV at Worldgate,

•	Havertys Furniture,

•	Hagemeyer Distribution Center,

•	25850 S. Ridgeland

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Waipio Shopping Center,

•	Marketplace at Northglenn and

•	the CHW Medical Office Portfolio.

In addition to the properties listed above, the following properties refer to our Consolidated Properties as of December 31, 2006:

•	Metropolitan Park North,

•	Stirling Slidell Shopping Centre and

•	9800 South Meridian.

As of December 31, 2007, our Consolidated Properties also included:

•	18922 Forge Drive,

•	4001 North Norfleet Road,

•	Station Nine Apartments,

•	Westar Office Portfolio,

•	The District at Howell Mill,

•	Canyon Plaza,

•	Railway Street Corporate Centre,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens and

•	Campus Lodge Columbia.

Our Unconsolidated Properties, which are owned through joint venture arrangements consisted of Legacy Village and 111 Sutter Street as of December 31, 2007, 2006 and 2005. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. We hire property management companies to provide the on-site, day-to-day management services for our properties. When selecting a property management company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management service providers that include large national real estate service firms, including an affiliate of the Advisor, and smaller local firms, including in certain cases our joint venture partners. Our property management service providers are generally hired to perform both property management and leasing services for our properties.

We seek to minimize risk and maintain stability of income and principal value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the Fund Portfolio. Our diversification goals also take into account investing in sectors or regions we believe will create returns consistent with our investment objective. Under normal conditions, we intend to pursue investments principally in well-located, well-leased assets within the office, retail, industrial and apartment sectors, which we refer to as the “Primary Sectors”. We will also pursue investments in certain sub-sectors of the Primary Sectors, for example the medical office sub-sector of the office sector or the student oriented housing sub-sector of the apartment sector. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the geographic areas considered for investment. When consistent with our investment objectives, we will also seek to maximize the tax efficiency of our investments through like-kind exchanges and other tax planning strategies.

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one, five and ten-year time horizons and select investments that we believe meet our objectives. We own certain investments that provide us with significant cash flows that do not get treated as revenue under GAAP, but do get factored into our Cash on Cash Return calculations. Examples of such non-revenue generating cash flows include the sales tax sharing agreement at Marketplace at Northglenn (See Note 2 for a description of the Enhanced Sales Tax Incentive Program (“ESTIP”)), the real estate tax reimbursement agreement at 25850 S. Ridgeland (See Note 2 for a description of the 25850 S. Ridgeland Tax Increment Financing Note (“TIF Note”)) and the income guarantees from the seller of our four student oriented apartment communities acquired in November 2007. For GAAP purposes, cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes. For GAAP purposes, cash received from the seller of the student oriented apartment communities income guarantees are treated as a reduction of purchase price. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns (See Note 2).

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

Property Sector Diversification

Consolidated Properties

	Percent of Fair Value
	2007	2006
Office
Commercial Office	32%	30%
Medical Office	15%	24%
Retail	21%	26%
Industrial	15%	20%
Apartment	17%	—

Unconsolidated Properties

	Percent of Fair Value
	2007	2006
Office
Commercial Office	48%	48%
Medical Office	—	—
Retail	52%	52%
Industrial	—	—
Apartment	—	—

Geographic Region Diversification

Consolidated Properties

	Percent of Fair Value
	2007	2006
East	12%	12%
West	48%	64%
Midwest	11%	5%
South	25%	19%
International	4%	—

Unconsolidated Properties

	Percent of Fair Value
	2007	2006
East	—	—
West	48%	48%
Midwest	52%	52%
South	—	—
International	—	—

Future Lease Expirations

Consolidated Properties

	Total Square Footage	Annualized Minimum Base Rents	Percent of Annualized Minimum Base Rents
2008	1,604,000	$24,386,000	31.5%
2009	480,000	4,237,000	5.5%
2010	260,000	5,328,000	6.9%
2011	384,000	6,726,000	8.7%
2012	356,000	8,452,000	10.9%
2013	391,000	2,565,000	3.3%
2014	897,000	4,548,000	5.9%
2015	91,000	1,358,000	1.8%
2016	112,000	2,130,000	2.7%
2017	1,507,000	11,529,000	14.9%
2018 and thereafter	1,158,000	6,084,000	7.9%

Unconsolidated Properties

	Total Square Footage	Annualized Minimum Base Rents	Percent of Annualized Minimum Base Rents
2008	38,000	$1,103,000	3.3%
2009	31,000	975,000	2.9%
2010	96,000	4,367,000	13.0%
2011	67,000	3,664,000	10.9%
2012	7,000	254,000	0.8%
2013	99,000	4,639,000	13.9%
2014	60,000	2,529,000	7.6%
2015	11,000	239,000	0.7%
2016	52,000	2,225,000	6.6%
2017	1,000	65,000	0.2%
2018 and thereafter	394,000	13,425,000	40.1%

Ten-Year Debt Repayment

Consolidated Properties

	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2008	$3,716,728	0.6%	5.56%
2009	4,089,771	0.6%	5.55%
2010	38,287,199	5.8%	5.58%
2011	42,861,495	6.4%	5.55%
2012	35,022,975	5.3%	5.51%
2013	120,148,722	18.1%	5.63%
2014	158,616,590	23.9%	5.60%
2015	47,288,670	7.1%	5.56%
2016	58,802,200	8.8%	5.53%
2017	124,240,959	18.7%	5.43%
2018 and thereafter	31,745,833	4.8%	5.30%

Unconsolidated Properties

	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2008	$2,519,316	1.6%	5.63%
2009	2,664,743	1.7%	5.63%
2010	3,123,273	2.0%	5.62%
2011	3,742,061	2.4%	5.62%
2012	3,957,704	2.5%	5.62%
2013	4,185,774	2.7%	5.62%
2014	82,992,462	53.3%	5.62%
2015	52,380,622	33.8%	5.58%
2016	—	—	—
2017	—	—	—
2018 and thereafter	—	—	—

We may employ debt financing in an effort to enhance returns when mortgage interest rates are at attractive levels relative to real estate income yields. To moderate risk, Fund Portfolio leverage (long-term non-recourse debt) is expected to be limited to approximately 65%. We rely primarily on long-term fixed-rate financing to lock in favorable spreads between real estate income yields and mortgage interest rates, and strive to maintain a balanced schedule of debt maturities.

We may also seek to enhance overall portfolio returns by investing selectively in higher risk properties involving more significant leasing and/or capital reinvestment challenges. Now that the Fund has exceeded $300 million in NAV, we may also invest up to 25% of our assets in non-Primary Sectors and/or properties located outside of the United States (“Other Investments”). Other Investments will be considered when the anticipated incremental return properly compensates us for the inherent incremental risk. As of December 31, 2007, we have made one Other Investment, Railway Street Corporate Centre, a 137,000 square-foot, multi-tenant office building located in Calgary, Canada. See Item 2. “Acquisitions”.

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

Impairment of Long-Lived Assets

Real estate investments are individually evaluated for impairment annually or whenever conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) over the anticipated holding period is less than its depreciated historical cost. Upon determination that a permanent impairment has occurred, rental properties will be reduced to their fair value.

Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material.

The Fund evaluates the carrying value of its investments in unconsolidated joint ventures in accordance with Accounting Principles Board (“APB”) Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.” We analyze our investments in unconsolidated real estate affiliates when circumstances change and at least annually and determine if an “other-than-temporary” impairment exists and, if so, utilize a undiscounted cash flow analysis to assess our ability to recover our carrying cost of the investment. The Fund concluded that it did not have an “other-than-temporary” impairment in any of its investments in unconsolidated joint ventures in 2007, 2006 or 2005.

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

Held For Sale

Pursuant to the provisions of Statement of Financial Accounting Standard 144, properties held-for-sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Fair value is based upon the property’s most recent appraisal by a third party and carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale.

Basis of Presentation and Principles of Consolidation

The Fund’s consolidated financial statements have been prepared in accordance with GAAP, the instructions to Form 10-K and Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates. We consider APB Opinion 18: “The Equity Method of Accounting for Investments in Common Stock”, Statement of Position (“SOP”) 78-9: “Accounting for Investments in Real Estate Ventures”, Emerging Issues Task Force (“EITF”) 96-16: “Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights”, EITF 04-5: “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and FASB Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” (“FIN 46(R)”), to determine the method of accounting for each entity in which we own less than a 100% interest. In determining whether we have a controlling interest in a non-wholly owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the members as well as whether the entity is a variable interest entity in which the Fund will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. With respect to our 80% interest in 111 Sutter Street, we have concluded that we do not control the non wholly-owned entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing collateralized by assets of the venture. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Results of Operations for the years ended December 31, 2007 and 2006:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties owned by us at December 31, 2007, which were also owned by us during the entire year ended on December 31, 2006. Comparable real estate investments at December 31, 2007 include Monument IV at Worldgate, Havertys Furniture, Hagemeyer Distribution Center, 25850 S. Ridgeland, Georgia Door Sales Distribution Center, 105 Kendall Park Lane, Waipio Shopping Center, Marketplace at Northglenn and the CHW Medical Office Portfolio.

Revenues

	Total Fund
	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	% Change
Revenues:
Minimum rents	$55,285,630	$36,453,929	$18,831,701	51.7%
Tenant recoveries and other rental income	14,140,739	9,219,432	4,921,307	53.4%

Total revenues	$69,426,369	$45,673,361	$23,753,008	52.0%

Increases in revenue line items from 2006 to 2007 are primarily attributable to the acquisition of the real estate investments that occurred during 2006 and 2007.

Included in minimum rents, as a net increase, are SFAS 141 and 142 above- and below-market lease amortization (See Note 2) of $1,505,202 and $1,429,627 for the years ended December 31, 2007 and 2006, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $1,980,655 and $1,590,552 for the years ended December 31, 2007 and 2006, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	% Change
Revenues:
Minimum rents	$35,646,054	$36,327,702	$(681,648)	(1.9)%
Tenant recoveries and other rental income	11,118,594	9,207,574	1,911,020	20.8%

Total revenues	$46,764,648	$45,535,276	$1,229,372	2.7%

	Total Revenues Reconciliation
	Year Ended December 31, 2007	Year Ended December 31, 2006
Total revenues:
Comparable real estate investments	$46,764,648	$45,535,276
Non-comparable real estate investments	22,661,721	138,085

Total revenues	$69,426,369	$45,673,361

Minimum rents at comparable real estate investments decreased by $681,648 between the year ended December 31, 2007 and the same period in 2006. The decrease resulted from an approximate $536,000 decrease at the CHW Medical Office Portfolio due to decreased occupancy during 2007 compared to 2006. The decrease also stemmed from an approximate $379,000 decrease at the Marketplace at Northglenn due to lower amortization from below-market leases due to lease expirations as well as slightly decreased occupancy. These decreases were partially offset by an approximate $164,000 increase in minimum rent at Waipio Shopping Center due to lease renewals at higher rental rates and an approximate $35,000 increase in minimum rent at Havertys Furniture due to the expansion. Tenant recoveries and other rental income increased by $1,911,020 for the year ended December 31, 2007 over the same period in 2006 as a result of three items. First, an approximate $1,322,000 increase in recoveries at the CHW Medical Office Portfolio related to increases in reimbursable insurance expense and general operating expenses, as well as conversions from gross leases to net leases. Second, an approximate $35,000 increase at Havertys Furniture due to the expansion. Third, an approximate $498,000 combined increase at Waipio Shopping Center, Marketplace at Northglenn and Monument IV at Worldgate due to increases in various reimbursable operating expenses.

Operating Expenses

	Total Fund
	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	% Change
Operating expenses:
Real estate taxes	$7,342,822	$4,846,485	$2,496,337	51.5%
Property operating	12,010,493	8,208,386	3,802,107	46.3%
Manager and advisor fees	7,426,210	5,176,217	2,249,993	43.5%
Fund level expenses	2,659,349	2,035,099	624,250	30.7%
Provision for doubtful accounts	378,998	358,742	20,256	5.6%
General and administrative	527,998	420,868	107,130	25.5%
Depreciation and amortization	30,644,221	17,005,842	13,638,379	80.2%

Total operating expenses	$60,990,091	$38,051,639	$22,938,452	60.3%

Increases in operating expense line items from 2006 to 2007 are primarily attributable to the acquisition of the real estate investments that occurred during 2006 and 2007.

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

Our Fund level expenses in 2007 and 2006 were subject to an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager (See Note 8), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our offering, compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of December 31, 2007, no Fund level expenses were being carried forward by the Manager. As of December 31, 2006, Fund level expenses of $50,882 were carried forward by the Manager, all of which were reimbursed to the Manager by us during 2007. The Expense Limitation Agreement was scheduled to expire on December 31, 2007, but was renewed and extended through December 31, 2008, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion. Significant amounts of Fund level expenses are expected to be incurred during the next few years as we are required to comply with the disclosure rules of the SEC and the heightened internal control requirements of Sarbanes-Oxley.

Provision for doubtful accounts relate to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2006 to 2007 relate mainly to tenant bankruptcies at some of our multi-tenant retail and office properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. Increase in general and administrative expenses from 2006 to 2007 relate mainly to bank fees and state taxes.

We expect depreciation and amortization expense to increase as we acquire new real estate investments. Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	% Change
Operating expenses:
Real estate taxes	$5,028,059	$4,832,797	$195,262	4.0%
Property operating	9,009,142	8,208,111	801,031	9.8%
Provision for doubtful accounts	372,168	358,742	13,426	3.7%
General and administrative	475,922	331,598	144,324	43.5%
Depreciation and amortization	18,332,284	16,911,799	1,420,485	8.4%

Total operating expenses	$33,217,575	$30,643,047	$2,574,528	8.4%

	Operating Expenses Reconciliation
	Year Ended December 31, 2007	Year Ended December 31, 2006
Total operating expenses:
Comparable real estate investments	$33,217,575	$30,643,047
Non-comparable real estate investments	17,634,881	108,006
Manager and advisor fees	7,426,210	5,176,217
Fund level expenses	2,659,349	2,035,099
General and administrative	52,076	89,270

Total operating expenses	$60,990,091	$38,051,639

The increase in real estate taxes expense at comparable real estate investments is mainly due to an increase of $109,000 at Monument IV at Worldgate as a result of being reassessed at a higher value.

The increase in property operating expenses at comparable real estate investments is primarily related to an increase in snow removal expense at Marketplace at Northglenn of approximately $192,000 in addition to increased insurance costs at our properties in the amount of $150,000 and increases in general operating expenses. Denver, Colorado had significant amounts of snow fall during 2007 that had not occurred during the same period in 2006, which caused the increased snow removal costs at Marketplace at Northglenn.

The increase in provision for doubtful accounts at comparable properties is mainly related to an increase in uncollectible accounts at the CHW Medical Office Portfolio of $177,000 due to tenant bankruptcies, partially offset by a decrease in uncollectible accounts at Marketplace at Northglenn of $163,000 related to tenant bankruptcies that did not occur in 2007.

The increase in general and administrative expense at comparable properties is primarily related to certain non-reimbursable state and local taxes and general property level legal costs.

The increase in depreciation and amortization expense at comparable properties is primarily related to the depreciation and amortization of capital expenditures incurred during 2006 and 2007 and the write-off of tenant improvements and lease commissions with respect to certain tenants that terminated their leases early at both the CHW Medical Office Portfolio and Marketplace at Northglenn.

Other Income and Expenses

	Total Fund
	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	% Change
Other income and (expenses):
Interest income	$1,759,911	$1,562,157	$197,754	12.7%
Interest expense	(25,164,519)	(15,822,567)	(9,341,952)	(59.0)%
Loss allocated to minority interests	572,243	155,606	416,637	267.8%
Equity in income of unconsolidated affiliates	536,175	424,956	111,219	26.2%
Loss on foreign currency derivative	(503,629)	—	(503,629)	—%

Total other income and (expenses):	$(22,799,819)	$(13,679,848)	$(9,119,971)	(66.7)%

Interest income increased for the year ended December 31, 2007 over 2006 as a result of investing higher excess cash balances in 2007 than were invested in 2006, prior to closing on real estate investments.

Interest expense increased from 2006 to 2007 primarily due to the acquisition of real estate investments that occurred during the fourth quarter of 2006 and during 2007. We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees, excluding those related to properties held for sale, of $601,368 and $544,129 for the years ended December 31, 2007 and 2006, respectively. Also included in interest expense for the years ended December 31, 2007 and 2006, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $121,156 and $282,180, respectively.

Loss allocated to minority interests represents the other owners’ share of the net loss recognized from operations of our consolidated joint ventures (See Note 3). The amount of future income or loss allocated to the minority interest owners of our consolidated joint ventures will be directly impacted by the net income or net loss recognized by that investment. Increase in loss allocated to minority interests from 2006 to 2007 is mainly attributable to the acquisition of 18922 Forge Drive, The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia in 2007 and 9800 South Meridian in the fourth quarter of 2006.

Equity in income of unconsolidated affiliates increased by $111,219 as equity in the income at 111 Sutter Street increased by $313,347 from equity loss of $321,845 for the year ended December 31, 2006 to equity loss of $8,498 for the year ended December 31, 2007. The increase at 111 Sutter stemmed from new leasing at higher rental rates as well as the recovery of supplemental real estate taxes related to prior years. Equity income from Legacy Village decreased by $202,128 from equity income of $746,801 for the year ended December 31, 2006 to equity income of $544,673 for the year ended December 31, 2007. The decrease at Legacy resulted from a lease termination fee earned in 2006 that did not recur in 2007. This decrease was partially offset by the reversal of the co-tenancy reserve in 2007.

Loss on foreign currency derivative relates to the change in fair value of the foreign currency forward contracts. The decrease in fair value resulted from the weakening of the United States Dollar against the Canadian Dollar during the third and fourth quarters of 2007.

Discontinued Operations

	Total Fund
	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	% Change
Discontinued operations:
Income (loss) from discontinued operations	$727,452	$(704,878)	$1,432,330	203.2%

Decrease in loss from discontinued operations is related to two items. First, Metropolitan Park North was held for twelve months during 2007 compared to only nine months in 2006. Second, Metropolitan Park North ceased depreciation and amortization once it was designated as held for sale on July 26, 2007 (See Note 3).

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

Revenues

	Total Fund
	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	% Change
Revenues:
Minimum rents	$36,453,929	$13,246,485	$23,207,444	175.2%
Tenant recoveries and other rental income	9,219,432	1,756,582	7,462,850	424.9%

Total revenues	$45,673,361	$15,003,067	$30,670,294	204.4%

Increases in revenue line items from 2005 to 2006 are primarily attributable to the acquisition of the real estate investments that occurred during 2005 and 2006.

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

	Comparable Real Estate Investments
	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	% Change
Revenues:
Minimum rents	$11,504,794	$10,423,821	$1,080,973	10.4%
Tenant recoveries and other rental income	1,079,821	1,028,380	51,441	5.0%

Total revenues	$12,584,615	$11,452,201	$1,132,414	9.9%

	Total Revenues Reconciliation
	Year Ended December 31, 2006	Year Ended December 31, 2005
Total revenues:
Comparable real estate investments	$12,584,615	$11,452,201
Non-comparable real estate investments	33,088,746	3,550,866

Total revenues	$45,673,361	$15,003,067

Minimum rents at comparable real estate investments increased for the year ended December 31, 2006 over the same period in 2005 as a result of additional rental revenue related to the Havertys Furniture expansion of approximately $1,100,000. Tenant recoveries and other rental income increased for the year end December 31, 2006 over the same period in 2005 as a result of an increase in recoveries at Havertys Furniture of approximately $98,000 related to the increased square footage of the building which was partially offset by a decrease in real estate tax recoveries at Monument IV at Worldgate of approximately $51,000.

Operating Expenses

	Total Fund
	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	% Change
Operating expenses:
Real estate taxes	$4,846,485	$1,616,554	$3,229,931	199.8%
Property operating	8,208,386	652,433	7,555,953	1158.1%
Manager and advisor fees	5,176,217	2,558,389	2,617,828	102.3%
Fund level expenses	2,035,099	937,109	1,097,990	117.2%
Provision for doubtful accounts	358,742	—	358,742	—
General and administrative	420,868	75,081	345,787	460.6%
Depreciation and amortization	17,005,842	4,794,262	12,211,580	254.7%

Total operating expenses	$38,051,639	$10,633,828	$27,417,811	257.8%

Increases in operating expense line items from 2005 to 2006 are primarily attributable to the acquisition of the real estate investments that occurred during 2005 and 2006.

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and the Advisor. Fixed fees increase or decrease based on changes in the NAV, but are expected to grow as we continue to sell Common Stock and acquire additional properties. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but are expected to grow as the Fund grows. Increase in manager and advisor fees from 2006 to 2007 relate mainly to the fixed management and advisory fee.

Our Fund level expenses in 2006 and 2005 were subject to the Expense Limitation Agreement (See Note 8). As of December 31, 2006, Fund level expenses of $50,882 were being carried forward by the Manager. At December 31, 2005, Fund level expenses of $225,525 were being carried forward, all of which were reimbursed to the Manager by us during 2006.

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

	Comparable Real Estate Investments
	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	% Change
Operating expenses:
Real estate taxes	$1,498,848	$1,296,454	$202,394	15.6%
Property operating	229,317	155,553	73,764	47.4%
Depreciation and amortization	3,648,432	3,436,143	212,289	6.2%

Total operating expenses	$5,376,597	$4,888,150	$488,447	10.0%

	Operating Expenses Reconciliation
	Year Ended December 31, 2006	Year Ended December 31, 2005
Total operating expenses:
Comparable real estate investments	$5,376,597	$4,888,150
Non-comparable real estate investments	25,042,858	2,175,099
Manager and advisor fees	5,176,217	2,558,389
Fund level expenses	2,035,099	937,109
General and administrative	420,868	75,081

Total operating expenses	$38,051,639	$10,633,828

The increase in real estate taxes expense at comparable real estate investments is due to an increased assessed value on Havertys Furniture due to the expiration of a tax reduction agreement on the property.

The increase in property operating expenses is the result of increased insurance costs for our real estate investments and legal costs at 25850 S. Ridgeland. As a result of the losses incurred by the insurance industry during the 2005 hurricane season, the cost of property insurance has increased for many of our properties. We incurred legal costs at 25850 S. Ridgeland to determine our rights associated with the lawsuit between the tenant and seller and the impact of the Illinois Pollution Control Board hearing.

The increase in depreciation and amortization expense is a result of the Havertys Furniture building expansion, which was completed and put into service during the first half of 2006.

Other Income and Expenses

	Total Fund
	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	% Change
Other income and (expenses):
Interest income	$1,562,157	$898,256	$663,901	73.9%
Interest expense	(15,822,567)	(5,371,190)	(10,451,377)	(194.6)%
Loss allocated to minority interests	155,606	10,844	144,762	1335.0%
Equity in income of unconsolidated affiliates	424,956	116,067	308,889	266.1%

Total other income and (expenses):	$(13,679,848)	$(4,346,023)	$(9,333,825)	(214.8)%

Interest income increased for the year ended December 31, 2006 over 2005 as a result of investing idle cash from the sale of Common Stock in 2006 prior to closing on real estate investments and earning interest income on the Marketplace at Northglenn ESTIP Note (See Note 2) during 2006.

We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $544,129 and $214,960 for the years ended December 31, 2006 and 2005, respectively. Also included in interest expense in 2006, as a reduction, is amortization of debt premium associated with the assumption of debt on the CHW Medical Office Portfolio of $285,357, and as an increase, amortization of debt discount associated with the assumption of debt on Stirling Slidell Shopping Centre of $3,177.

Loss allocated to minority interests represents the other owners’ share of the net loss recognized from operations of our consolidated joint ventures for the years ended December 31, 2006 and 2005. The amount of future income or loss allocated to the minority interest owners of our consolidated joint ventures will be directly impacted by the net income or net loss recognized by that investment. Increase in loss allocated to minority interests from 2005 to 2006 is directly attributable to the acquisition of the CHW Medial Office Portfolio in 2005 and 9800 South Meridian in 2006.

Equity in income of unconsolidated affiliates increased by $308,889 as equity income from Legacy Village increased by $475,054 from equity income of $271,747 for the year ended December 31, 2005 to equity income of $746,801 for the year ended December 31, 2006 as a result of an increase in rental income in 2006 from certain tenants who reached their maximum reduced rent provision and resumed paying full rent in connection with the triggering of co-tenancy provisions related to the closure of Expo Design Center in August 2005 (see “Significant Events” below for a further discussion of the co-tenancy provisions). Equity in the loss at 111 Sutter Street increased by $166,165 from equity loss of $155,680 for the period from March 29, 2005 (acquisition date) through December 31, 2005 to an equity loss of $321,845 for the year ended December 31, 2006 as a result of owning the property for a full year in 2006 compared to only nine months in 2005. Additionally, 111 Sutter Street paid the Fund income on a second mortgage loan extended by the Fund to 111 Sutter Street during 2005.

Discontinued Operations

	Total Fund
	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	% Change
Discontinued operations:
Loss from discontinued operations	$(704,878)	$—	$(704,878)	—

Decrease in loss from discontinued operations is related to Metropolitan Park North, which was acquired in 2006 and designated as held for sale on July 26, 2007 (See Note 3).

Significant Events

Events at Consolidated Properties

Construction on the Havertys Furniture 297,000 square foot expansion commenced in May 2005 and was completed in April 2006. The rent from the expansion had a favorable impact on our cash flow in 2006 and 2007 and we expect it to have a favorable impact going forward. The cost for the Havertys Furniture expansion was approximately $11.0 million. The tenant took occupancy and began paying rent during the first and second quarter of 2006. We obtained an $11.5 million construction loan on the expansion in late December 2005, which had an outstanding balance of $11.0 million and $10.1 million at December 31, 2007 and 2006, respectively, at a fixed-rate of 6.19%. The construction loan converted to a permanent mortgage loan during 2007, at the same interest rate. As part of the building expansion, the tenant extended its lease expiration from 2017 to 2021.

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

Liquidity and Capital Resources

The Fund’s primary uses and sources of cash are as follows:

Uses	Sources

Short-term liquidity and capital needs such as:

• Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	• Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates

• Distributions to stockholders • Interest payments on debt • Fees payable to the Manager and the Advisor • General and administrative costs • Other Fund level expenses	• Proceeds from secured loans collateralized by individual properties
• Proceeds from our unsecured line of credit
• Proceeds from construction loans
• Periodic sales of our Common Stock
• Receipts from local governments for real estate tax reimbursements and sales tax sharing agreements
Longer-term liquidity needs such as:
• Acquisitions of new real estate

• Expansion of existing properties	• Sales of real estate investments

• Tenant improvements and leasing commissions

• Debt repayment requirements, including both principal and interest

• Repurchases of our Common Stock

The sources and uses of cash for the years ended December 31, 2007 and 2006 were as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	$ Change
Net cash provided by operating activities	$26,463,749	$9,941,108	$16,522,641
Net cash used in investing activities	(391,134,345)	(118,799,955)	(272,334,390)
Net cash provided by financing activities	344,105,139	129,666,801	214,438,338

Our net cash flows provided by operating activities were impacted by a decrease in net income of $6.9 million, caused in part by an increase in interest expense of $9.3 million which outpaced the $0.8 million increase in operating income. The decrease in net income was more than offset by an increase in depreciation and amortization expense of $13.6 million causing our net cash provided by operating activities to increase by $16.5 million. Our working capital, which consists of cash, tenant accounts receivable, deferred rent receivable and prepaid and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2006 and December 31, 2007 by the following items:

•	an increase in deferred rent receivable of $1.7 million and prepaid expenses and other assets of $1.2 million, which was mainly the result of our 2007 and 2006 acquisitions; and

•

an increase in accounts payable and accrued expenses of $7.0 million, an increase in accrued real estate taxes of $0.8 million due to 2007 acquisitions and an increase in accrued interest payable of $1.4 million as a result of acquiring real estate investments using debt.

In the future, we expect tenant accounts receivable to increase and to use significant amounts of working capital to pay operating expenses and interest expense as we acquire additional real estate investments.

Cash used in investing activities increased as a result of a $272.3 million increase in acquisition activity for the year ended December 31, 2007 over December 31, 2006. Cash provided by financing activities increased for the year ended December 31, 2007 over the same period in 2006 as a result of an increase in Share issuances of $47.5 million, offset by stock repurchases of $18.2 million and an increase in borrowings of $188.5 million, as a result of more acquisition activity in 2007 than in 2006.

Financing

One of our investment strategies is to use leverage in an effort to improve the overall performance of the Fund. Our target is to maintain an overall Fund Portfolio level loan-to-value ratio of not more than 65%, with an individual asset’s long-term loan-to-value ratio not to exceed 75%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2007 and 2006 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	2007		2006
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$653,482,819	5.55%	$351,382,719	5.50%
Variable	40,338,323	6.43%	8,255,779	6.92%

Total	$693,821,142	5.60%	$359,638,498	5.53%

Unconsolidated Debt

	2007		2006
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$91,098,176	5.60%	$92,205,726	5.60%
Variable	—	—	—	—

Total	$91,098,176	5.60%	$92,205,726	5.60%

We have placed mostly fixed-rate financing with terms ranging from 5 to 10 years. At December 31, 2007, we had one floating rate loan at LIBOR plus 160 basis points (6.20% at December 31, 2007) and a borrowing on our line of credit at 6.52%. At December 31, 2006, we had one floating rate loan at LIBOR plus 160 basis points (6.92% at December 31, 2006).

We anticipate that we will continue to use mainly fixed-rate debt to acquire real estate investments as long as interest rates remain favorable.

Line of Credit

On December 21, 2005, we obtained a $30.0 million line of credit, expandable to $50.0 million once the Fund’s NAV exceeded $300 million, subject to certain financial covenants (the “2005 Line of Credit”). The 2005 Line of Credit expired on December 21, 2006, but was extended through February 21, 2007 while we negotiated a new line of credit with the lender. The 2005 Line of Credit carried interest at rates that approximated LIBOR plus 1.80% or a base rate, which was the greater of (i) the interest rate per annum announced from time to time by the lender as its prime rate or (ii) the Federal Funds effective rate plus 0.75%, as determined by the lender, dependent on the length of time we expect the loan to be outstanding. No borrowings were outstanding on our line of credit at December 31, 2006. As of December 31, 2006, we had issued two letters of credit from our line of credit in a total amount of $5.6 million, which were used to secure two future real estate acquisitions, which were released in 2007 once the acquisition of the two real estate investments occurred.

On February 21, 2007, we entered into a $60.0 million line of credit agreement, replacing the 2005 Line of Credit, to cover short-term capital needs for acquisitions and operations, which was expanded to $70.0 million on July 27, 2007. The additional $10.0 million borrowing capacity is supplied by BAC. The line of credit expires in two years. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings will increase by 0.50%. At December 31, 2007, we had $29.0 million borrowed on our line of credit at 6.52%. As of December 31, 2007 we had issued three letters of credit from our line of credit for approximately $2.9 million, which were used as additional collateral on three of our apartment communities acquired in November 2007. As of December 31, 2007, we were in compliance of the terms of our line of credit.

We anticipate that we will need a line of credit throughout the life of the Fund to accomplish our acquisition and operational objectives. In this respect, monies borrowed on our line of credit will be repaid from three sources:

•	placing fixed-rate mortgages on the Fund Portfolio,

•	cash flow generated by the Fund Portfolio, and

•	sales of our Common Stock.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as collateral for acquisitions of properties. At December 31, 2007, we had approximately $2.9 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

Contractual Cash Obligations and Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence.

The following table below aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2007. The table does not include commitments with respect to the purchase of services from the Manager and the Advisor, as future payments due on such commitments cannot be determined.

		Payments due by period
Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$960,182,300	$42,775,948	$144,554,250	$143,407,267	$629,444,835
Ground leases	1,970	35	70	70	1,795
Loan escrows	6,148,578	685,654	4,471,308	571,308	420,308
Property acquisitions	72,300,000	72,300,000	—	—	—
Foreign currency hedges	503,629	503,629	—	—	—

Total	$1,039,136,477	$116,265,266	$149,025,628	$143,978,645	$629,866,938

(1)	Includes interest expense which was calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2007, which was 5.55%. Since the interest rates on certain loans are based on a spread over LIBOR, the rates will periodically change; therefore, interest expense for all variable-rate debt was calculated using the effective interest rates of the underlying borrowings at December 31, 2007, which was an average interest rate of 6.43%.

As of the filing date of this Form 10-K, we had entered into the following additional contractual commitments:

•

On January 15, 2008, as part of the acquisition of Campus Edge Lafayette, the Fund entered into a $17.5 million, seven-year fixed rate mortgage loan, at 5.57% with interest only due for the first two years.

•	On January 15, 2008, as part of the acquisition of Campus Edge Lafayette, the Fund borrowed $7.0 million on its line of credit,

•	On January 31, 2008, the Fund borrowed $2.0 million on its line of credit for use in operations,

•	On February 29, 2008, as part of the acquisition of Campus Lodge Tampa, the Fund assumed a $33.5 million, nine-year fixed rate mortgage loan, at 5.95% with interest only due for the first five years.

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

We are subject to ground lease payments of $35 per year for 71 years on the fifteen buildings in the CHW Medical Office Portfolio.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1.9 million into an escrow account to fund future tenant improvements and leasing commissions. At December 31, 2007, we had approximately $1.5 million deposited in this escrow, and we expect to fund approximately $400,000 during 2008. Additionally, we are required to deposit approximately $151,000 per year into an escrow account to fund capital expenditures. At December 31, 2007, our capital account escrow account balance was $555,000. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

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

In September 2007, we entered into purchase contracts and deposited $1.7 million in earnest money to secure the acquisition of interests in two student oriented apartment communities consisting of a combined 480 units for approximately $72.3 million. On January 15, 2008, the Fund acquired a 78% tenant in common interest in Campus Edge Apartments Lafayette, a student oriented apartment community located in Lafayette, Louisiana near the University of Louisiana—Lafayette for approximately $26.2 million. Campus Edge Apartments Lafayette was built in 2007. We funded a portion of the purchase with a $17.5 million mortgage loan, maturing in 2015 at a fixed rate of 5.57%, interest only for the first two years. On February 29, 2008, the Fund acquired a 78% tenant in common interest in Campus Lodge Tampa, a student oriented apartment community located in Tampa, Florida near the University of South Florida for approximately $46.1 million. Campus Lodge Tampa was built in 2001. We assumed a $33.5 million mortgage loan collateralized by the apartment community, maturing in 2016 at a fixed-rate of 5.95%, interest only for the first five years. The apartment communities were approximately 98% leased in the aggregate as of December 31, 2007. We acquired these apartment communities through a joint venture with an investment fund advised by our Advisor, under customary business terms

REIT Requirements

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

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancing of existing debt. As of December 31, 2007, we had consolidated debt of $693.8 million, which included $40.3 million of variable-rate debt. Including the $2.5 million net discount on the assumption of debt, we have consolidated debt of $691.3 million at December 31, 2007. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $40.3 million of variable-rate debt would have resulted in an approximately $101,000 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

As of December 31, 2006, we had consolidated debt of $359.6 million, which includes approximately $8.3 million of variable–rate debt, and a $1.7 million net premium on the assumption of debt. A 25 basis point movement in the interest rate on the $8.3 million of variable-rate debt would result in an approximately $21,000 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

All our Unconsolidated Properties are financed with fixed-rate debt; therefore we are not subject to interest rate exposure at these properties.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2007, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $1.9 million lower than the carrying value of $693.8 million. If treasury rates were 25 basis points higher at December 31, 2007, the fair value of our mortgage notes payable and other debt payable would have been approximately $11.0 million lower than the carrying value.

At December 31, 2006, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $4.4 million lower than the carrying value of $359.6 million. If treasury rates were 25 basis points higher at December 31, 2006, the fair value of our mortgage notes payable and other debt payable would have been approximately $8.6 million lower than the carrying value.

In August 2007, we purchased Railway Street Corporate Centre located in Calgary, Canada. For this investment, we use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at weighted average rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income on the Consolidated Balance Sheet and foreign currency translation adjustment on the Consolidated Statement of Operations and Comprehensive Income / Loss.

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts. We use foreign currency forward contracts as a hedging instrument to offset the impact of changes in exchange rates. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. We do not enter into foreign exchange forward contracts for trading purposes. We record these foreign currency forward contracts at fair value on the Consolidated Balance Sheet with gains and losses reported as a component of net income (loss) in loss on foreign currency derivative in the Consolidated Statement of Operations and Comprehensive Income / Loss.

Foreign currency translation gains and losses on our Canadian investment will generally be partially offset by corresponding losses and gains on the related foreign currency forward contracts. Our foreign currency forward contracts reduce, but do not always entirely eliminate the impact of foreign currency exchange rate movements. For the year ended December 31, 2007, we recognized a foreign currency translation gain of $1.0 million and a loss on foreign currency derivative of $0.5 million. At December 31, 2007, a 10% unfavorable exchange rate movement would have reduced our foreign currency translation gain by approximately $1.4 million to a foreign currency translation loss of $0.4 million and would have also reduced our loss on foreign currency derivative by approximately $0.8 million to a gain on foreign currency derivative of $0.3 million.

Item 8.	Financial Statements and Supplementary Data.

See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as the end of the period covered by this report. Based on management’s evaluation as of December 31, 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-3, is incorporated herein by reference.

Item 9B.	Other Information.

On December 18, 2007, the Fund renewed the Expense Limitation Agreement with the Manager. For a brief description of the terms and conditions of the Expense Limitation Agreement, please see the fourth paragraph of Note 8 to the Fund’s consolidated financial statements, which begin on page F-1 of this Form 10-K.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2008 annual meeting of stockholders (our “2008 Proxy Statement”) that we intend to file with the SEC no later than April 29, 2008.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding Directors and Executive Officers appearing under the heading “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2008 Proxy Statement is incorporated by reference. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

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

The information appearing in our 2008 Proxy Statement under the headings “Compensation,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

We do not have any compensation plans pursuant to which our equity securities are authorized for issuance.

The information appearing in our 2008 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information appearing in our 2008 Proxy Statement under the headings “Information Regarding the Board of Directors and its Committees” and “Transactions with Related Persons, and Certain Control Persons” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information appearing in our 2008 Proxy Statement under the headings “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements: See “Index to Financial Statements” at page F-1 below.

(2)	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at page F-34 below.

(3)	The Index of Exhibits below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Excelsior LaSalle Property Fund, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

	By:	/s/ HENRY I. FEUERSTEIN
Date: March 7, 2008		Henry I. Feuerstein
President, Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Henry I. Feuerstein and Steven Suss, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY I. FEUERSTEIN	President, Chief Executive Officer (Principal Executive Officer)	March 7, 2008

/s/ STEVEN L. SUSS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2008

/s/ THOMAS F. MCDEVITT	Chairman of the Board of Directors	March 7, 2008

/s/ DAVID R. BAILIN	Director	March 7, 2008

/s/ VIRGINIA G. BREEN	Director	March 7, 2008

/s/ JONATHAN B. BULKELEY	Director	March 7, 2008

/s/ PETER H. SCHAFF	Director	March 7, 2008

Exhibit Number	Description
3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(2)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc., Adopted by the Board of Directors on December 18, 2006.

4.1	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

10.1	Amended and Restated Management Agreement by and between Excelsior LaSalle Property Fund, Inc. and UST Advisors, Inc., dated as of June 19, 2007.

10.2(1)*	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of June 16, 2004.

10.3(1)	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of September 8, 2004.

10.4(1)*	Investment Advisory Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of December 23, 2004.

10.5(1)*	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of December 23, 2004.

10.6(1)	Investment Advisory Agreement Assumption Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A., LaSalle Investment Management, Inc. and UST Advisers, Inc. dated as of December 16, 2005.

10.7	Excelsior LaSalle Property Fund, Inc. Expense Limitation and Reimbursement Agreement, by and between Excelsior LaSalle Property Fund, Inc. and UST Advisers, Inc., dated as of December 18, 2007.

10.8(1)	Purchase Agreement for Metropolitan Park North.

10.9(3)*	Purchase and Sale Agreement for The District at Howell Mill, dated May 13, 2007, by and among The District at Howell Mill, LLC, ELPF Howell Mill, LLC and Calloway Title and Escrow, L.L.C.

10.10(4)*	Real Estate Purchase and Sale Agreement among Cabana Beach of San Marcos, L.P., Cabana South Beach Apartments LP and Excelsior LaSalle Property Fund, Inc. dated September 14, 2007 (the “Purchase and Sale Agreement”).

10.11(4)	First Amendment to the Purchase and Sale Agreement dated October 1, 2007.

10.12(4)*	Second Amendment to the Purchase and Sale Agreement dated October 9, 2007.

10.13(4)	Third Amendment to the Purchase and Sale Agreement dated October 11, 2007.

10.14(4)	Fourth Amendment to the Purchase and Sale Agreement dated October 12, 2007.

14	Excelsior LaSalle Property Fund, Inc. Code of Business Conduct and Ethics Policy.

21	Subsidiaries of Excelsior LaSalle Property Fund, Inc.

24	Power of Attorney (see signature page to this Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission (the “SEC”) pursuant to confidential treatment requests filed with and approved by the SEC under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006.
(2)	Incorporated by reference to the Fund’s Annual Report on Form 10-K filed with the SEC on March 16, 2007.
(3)	Incorporated by reference to the Fund’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007.
(4)	Incorporated by reference to the Fund’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.

Excelsior LaSalle Property Fund, Inc.

INDEX TO FINANCIAL STATEMENTS

PAGE NUMBER
FINANCIAL STATEMENTS

Managements’ Report on Internal Control over Financial Reporting	F-3

Report of Independent Registered Public Accounting Firm	F-4

Report of Independent Registered Public Accounting Firm	F-5

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-6

Consolidated Statements of Operations and Comprehensive Income / Loss for the years ended December 31, 2007, 2006 and 2005	F-7

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-9

Notes to Consolidated Financial Statements	F-10

FINANCIAL STATEMENT SCHEDULE

Schedule III—Real Estate and Accumulated Depreciation	F-34

Legacy Village Investors, LLC:
Balance Sheets as of December 31, 2007 and 2006 (Not covered by the report included herein)	F-38

Statements of Operations for the years ended December 31, 2007 and 2006 (Not covered by the report included herein)	F-39

Statement of Members’ Equity for the years ended December 31, 2007 and 2006 (Not covered by the report included herein)	F-40

Statements of Cash Flows for the years ended December 31, 2007 and 2006 (Not covered by the report included herein)	F-41

Notes to Financial Statements	F-42

Independent Auditors’ Report	F-49

Balance Sheets as of December 31, 2005 and 2004 (Unaudited)	F-50

Statements of Operations for the year ended December 31, 2005 and the period from August 25, 2004 (Inception) through December 31, 2004 (Unaudited)	F-51

Statement of Members’ Equity for the year ended December 31, 2005 and the period from August 25, 2004 (Inception) through December 31, 2004 (Unaudited)	F-52

Statements of Cash Flows for the year ended December 31, 2005 and the period from August 25, 2004 (Inception) through December 31, 2004 (Unaudited)	F-53

Notes to Financial Statements	F-55

CEP Investors XII LLC:
Balance Sheets as of December 31, 2007 and 2006 (Not covered by the report included herein)	F-61

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2007, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The effectiveness of our internal control over financial reporting has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which is included on page F-4 of this Form 10-K.

/s/ HENRY I. FEUERSTEIN
Henry I. Feuerstein
President and Chief Executive Officer

/s/ STEVEN L. SUSS
Steven L. Suss
Chief Financial Officer

March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Excelsior LaSalle Property Fund, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/loss, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Excelsior LaSalle Property Fund, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of December 31, 2007 and for the year then ended listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We also have audited the adjustments to the 2006 consolidated financial statements to retrospectively reflect the discontinued operations described in Note 3 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 or 2005 consolidated financial statements of the Company other than with respect to the adjustments for 2006 and, accordingly, we do not express an opinion or any other form of assurance on the 2006 or 2005 consolidated financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Excelsior LaSalle Property Fund, Inc.

We have audited, before the effects of the adjustments in 2006 to retrospectively reclassify certain amounts related to discontinued operations discussed in Note 3 to the consolidated financial statements, the consolidated balance sheet of Excelsior LaSalle Property Fund, Inc. and subsidiaries (the “Fund”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 (the 2006 consolidated financial statements before the effects of the adjustments discussed in Note 3 to the consolidated financial statements are not presented herein). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such 2006 and 2005 consolidated financial statements, before the effects of the adjustments in 2006 to retrospectively reclassify certain amounts related to discontinued operations discussed in Note 3 to the consolidated financial statements, present fairly, in all material respects, the financial position of Excelsior LaSalle Property Fund, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reclassify certain amounts related to discontinued operations discussed in Note 3 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 13, 2007

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Investments in real estate:
Land	$124,851,113	$63,734,478
Buildings and equipment	697,728,378	403,054,526
Construction in progress	270,745	—
Less accumulated depreciation	(20,944,369)	(10,614,390)

Net property and equipment	801,905,867	456,174,614
Investments in unconsolidated real estate affiliates	43,483,455	47,958,556
Real estate held for sale	85,577,533	—

Net investments in real estate	930,966,855	504,133,170
Cash and cash equivalents	8,385,655	28,969,562
Restricted cash	6,705,070	4,584,158
Tenant accounts receivable, net	1,962,480	1,909,505
Deferred expenses, net	5,981,087	3,168,332
Acquired intangible assets, net	102,879,680	82,527,563
Deferred rent receivable, net	4,349,696	2,686,998
Prepaid expenses and other assets	8,957,150	7,714,659

TOTAL ASSETS	$1,070,187,673	$635,693,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes and other debt payable, net	$630,315,626	$361,350,770
Liabilities held for sale	62,137,186	—
Accounts payable and other accrued expenses	11,105,734	4,067,379
Distributions payable	6,092,117	4,633,215
Accrued interest	2,956,433	1,566,347
Accrued real estate taxes	3,383,228	2,563,261
Manager and advisor fees payable	2,806,729	1,786,399
Acquired intangible liabilities, net	19,795,567	15,468,359

TOTAL LIABILITIES	738,592,620	391,435,730
Minority interests	15,518,616	3,036,401
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock: $0.01 par value; 5,000,000 shares authorized; 3,586,850 and 2,647,551 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	35,869	26,476
Additional paid-in capital	386,526,753	274,634,314
Accumulated other comprehensive income	963,389	—
Distributions to stockholders	(48,322,714)	(26,184,060)
Accumulated deficit	(23,126,860)	(7,254,914)

Total stockholders’ equity	316,076,437	241,221,816

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,070,187,673	$635,693,947

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenues:
Minimum rents	$55,285,630	$36,453,929	$13,246,485
Tenant recoveries and other rental income	14,140,739	9,219,432	1,756,582

Total revenues	69,426,369	45,673,361	15,003,067
Operating expenses:
Real estate taxes	7,342,822	4,846,485	1,616,554
Property operating	12,010,493	8,208,386	652,433
Manager and advisor fees	7,426,210	5,176,217	2,558,389
Fund level expenses	2,659,349	2,035,099	937,109
Provision for doubtful accounts	378,998	358,742	—
General and administrative	527,998	420,868	75,081
Depreciation and amortization	30,644,221	17,005,842	4,794,262

Total operating expenses	60,990,091	38,051,639	10,633,828

Operating income	8,436,278	7,621,722	4,369,239
Other income and (expenses):
Interest income	1,759,911	1,562,157	898,256
Interest expense	(25,164,519)	(15,822,567)	(5,371,190)
Loss allocated to minority interests	572,243	155,606	10,844
Equity in income of unconsolidated affiliates	536,175	424,956	116,067
Loss on foreign currency derivative	(503,629)	—	—

Total other income and (expenses):	(22,799,819)	(13,679,848)	(4,346,023)

Net income (loss) from continuing operations	(14,363,541)	(6,058,126)	23,216
Discontinued operations:
Income (loss) from discontinued operations	727,452	(704,878)	—

Net income (loss)	(13,636,089)	(6,763,004)	23,216
Other comprehensive income:
Foreign currency translation adjustment	963,389	—	—

Total other comprehensive income	963,389	—	—

Net comprehensive income (loss)	$(12,672,700)	$(6,763,004)	$23,216

Net income (loss) from continuing operations per share-basic and diluted	$(4.41)	$(2.59)	$0.02
Discontinued operations	0.22	(0.30)	—

Income (loss) per share-basic and diluted	$(4.19)	$(2.89)	$0.02

Weighted average common stock outstanding-basic and diluted	3,252,725	2,341,347	1,276,388

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Other Comprehensive Income	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	936,100	$9,361	$93,600,639	—	$(1,289,777)	$(62,403)	$92,257,820
Issuance of common stock	1,001,843	10,018	102,657,392	—	—	—	102,667,410
Net income	—	—	—	—	—	23,216	23,216
Distributions declared ($7.00 per share)	—	—	—	—	(8,893,533)	—	(8,893,533)

Balance, December 31, 2005	1,937,943	19,379	196,258,031	—	(10,183,310)	(39,187)	186,054,913
Issuance of common stock	756,300	7,564	83,183,382	—	—	—	83,190,946
Repurchase of common stock	(46,692)	(467)	(4,807,099)	—	—	(452,723)	(5,260,289)
Net loss	—	—	—	—	—	(6,763,004)	(6,763,004)
Distributions declared ($7.00 per share)	—	—	—	—	(16,000,750)	—	(16,000,750)

Balance, December 31, 2006	2,647,551	26,476	274,634,314	—	(26,184,060)	(7,254,914)	241,221,816
Issuance of common stock	1,138,920	11,389	133,139,445	—	—	—	133,150,834
Repurchase of common stock	(199,621)	(1,996)	(21,247,006)	—	—	(2,235,857)	(23,484,859)
Net loss	—	—	—	—	—	(13,636,089)	(13,636,089)
Other comprehensive income	—	—	—	963,389	—	—	963,389
Distributions declared ($7.00 per share)	—	—	—	—	(22,138,654)	—	(22,138,654)

Balance, December 31, 2007	3,586,850	$35,869	$386,526,753	$963,389	$(48,322,714)	$(23,126,860)	$316,076,437

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,636,089)	$(6,763,004)	$23,216
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests	(572,243)	(155,606)	(10,844)
Depreciation, including discontinued operations	12,036,625	7,904,190	2,443,309
Amortization of in-place lease intangible assets, including discontinued operations	20,196,286	11,242,467	2,350,953
Amortization of net above-and below-market in-place leases, including discontinued operations	(1,505,202)	(1,429,627)	(952,745)
Amortization of financing fees, including discontinued operations	653,970	583,469	214,960
Amortization of net debt premium and discount	(121,156)	(282,180)	(11,995)
Amortization of lease commissions, including discontinued operations	127,061	63,334	—
Loss on foreign currency derivative	503,629	—	—
Provision for doubtful accounts	378,998	358,742	—
Equity in income of unconsolidated affiliates	(536,175)	(424,956)	(116,067)
Distributions of income received from unconsolidated affiliates	544,673	746,802	271,747
Net changes in assets and liabilities:
Tenant accounts receivable	(532,849)	(1,937,450)	(279,785)
Deferred rent receivable	(1,980,644)	(1,590,552)	(881,106)
Prepaids and other assets	714,243	1,004,102	(3,960,122)
Manager and advisor fees payable	1,020,330	(477,811)	2,264,210
Accounts payable and accrued expenses	9,172,292	1,099,188	3,898,245

Net cash provided by operating activities	26,463,749	9,941,108	5,253,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(390,009,036)	(117,711,511)	(197,834,563)
Capital improvements and lease commissions	(3,335,710)	(3,838,704)	—
Deposits for investments under contract	(1,700,000)	(500,000)	(500,000)
Deposits refunded for investments under contract	500,000	—	—
Distributions received from unconsolidated affiliates in excess of income	4,466,603	3,428,129	4,090,765
Investments in unconsolidated affiliates	—	—	(25,004,469)
Loan escrows	(1,056,202)	(177,868)	(2,921,690)

Net cash used in investing activities	(391,134,345)	(118,799,955)	(222,169,957)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	126,835,401	79,357,534	101,430,974
Repurchase of common stock	(23,484,859)	(5,260,289)	—
Distributions to stockholders	(14,364,319)	(10,562,297)	(4,628,923)
Distributions paid to minority interests	(653,983)	(223,885)	—
Deposits on loan commitments	(349,310)	(484,600)	457,000
Draws on credit facility	79,500,000	19,000,000	45,700,000
Payments on credit facility	(50,500,000)	(19,000,000)	(45,700,000)
Debt issuance costs	(2,865,807)	(660,586)	(2,511,988)
Proceeds from mortgage notes and other debt payable	232,178,848	72,669,548	126,936,602
Principal payments on mortgage notes and other debt payable	(2,190,832)	(5,168,624)	—

Net cash provided by financing activities	344,105,139	129,666,801	221,683,665

Net increase (decrease) in cash and cash equivalents	(20,565,457)	20,807,954	4,767,684
Effect of exchange rates	(18,450)	—	—
Cash and cash equivalents at the beginning of the period	28,969,562	8,161,608	3,393,924

Cash and cash equivalents at the end of the period	$8,385,655	$28,969,562	$8,161,608

Supplemental disclosure of cash flow information:
Interest paid, including discontinued operations	$26,026,120	$17,300,922	$4,902,223

Interest capitalized	$60,687	$20,071	$82,953

Non-cash activities:
Assumption of mortgage loan payable	(69,253,702)	(13,770,566)	(86,586,854)
Distributions payable	6,092,117	4,633,215	3,028,174
Release of restricted cash for TIF note receivable	—	—	4,556,690
Stock issued through dividend reinvestment plan	6,315,433	3,833,412	1,236,436
Liability for capital expenditures	(549,583)	731,936	8,048,587
Minority interests	13,708,441	603,766	2,822,971
Havertys Furniture land purchase	3,144,450	—	—
25850 S. Ridgeland option payment	—	499,500	—

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

General

Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Fund” refer to Excelsior LaSalle Property Fund, Inc.

The Fund is a Maryland corporation and was incorporated on May 28, 2004 (“Inception”). The Fund was created to provide accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 5,000,000 of our Class A common stock, $0.01 par value per share (our “Common Stock” or “Shares”). Please note that while we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company” as that term is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”) and will not be registered under that Act.

From Inception through December 22, 2004, LaSalle US Holdings, Inc. was the sole stockholder of the Fund, and the Fund was managed and advised by LaSalle Investment Management, Inc. (“LaSalle”), a Maryland corporation. On December 23, 2004, we held an initial closing (the “Initial Closing”) and sold Shares for $100 per share to approximately 400 accredited investors. Also on December 23, 2004, our sponsor, U.S. Trust Company, N.A., acting through its investment advisory division, U.S. Trust Company, N.A. Asset Management Division, became the manager of the Fund (the “Former Manager”). On December 16, 2005, UST Advisers, Inc. (the “Manager”), a wholly-owned subsidiary of U.S. Trust Company, N.A., assumed the duties and responsibilities of U.S. Trust Company, N.A. Asset Management Division and became the manager of the Fund. The Manager is registered as an investment advisor with the Securities and Exchange Commission (the “SEC”). The Manager has the day-to-day responsibility for our management and administration pursuant to a management agreement between us and the Manager (the “Management Agreement”). On March 31, 2006, U.S. Trust Company, N.A. merged with its affiliate, United States Trust Company, National Association (“U.S. Trust”), with U.S. Trust as the surviving entity.

On July 1, 2007, U.S. Trust Corporation and all of its subsidiaries, including the Manager, were acquired by Bank of America Corporation (“BAC”). As a result of this transaction, UST Advisers, Inc., the Manager of the Fund, and UST Securities Corp., the Fund’s placement agent, (both indirect subsidiaries of U.S. Trust) are now indirect wholly-owned subsidiaries of, and controlled by, BAC. Prior to the transaction, U.S. Trust and its subsidiaries, including UST Advisers, Inc. and UST Securities Corp., were controlled by The Charles Schwab Corporation. UST Advisers, Inc. continues to serve as the Manager of the Fund and UST Securities Corp. continues to serve as the placement agent to the Fund, and the Fund has consented to the change in ownership of the Manager and UST Securities Corp. On February 22, 2008, U.S. Trust merged into Bank of America, N.A., an indirect wholly-owned subsidiary of BAC.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-K and Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates. We consider Accounting Principles Board (“APB”) Opinion 18: “The Equity Method of Accounting for Investments in Common Stock”, Statement of Position (“SOP”) 78-9: “Accounting for Investments in Real Estate Ventures”, Emerging Issues Task Force (“EITF”) 96-16: “Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights”, EITF 04-5: “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” (“FIN 46(R)”), to determine the method of accounting for each entity in which we own less than a 100% interest. In determining whether we have a controlling interest in a non-wholly owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the members as well as whether the entity is a variable interest entity in which the Fund will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. With respect to our 80% interest in 111 Sutter Street, we have concluded that we do not control the non wholly-owned entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing collateralized by assets of the venture. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority interests represent the minority members’ proportionate share of the equity in our consolidated variable interest entities (as determined by FIN 46(R)), 9800 South Meridian, 18922 Forge Drive, The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, and Campus Lodge Columbia for which we are the primary beneficiary. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the implied fair value, based on the purchase price. Minority interests will increase for the minority members’ share of net income of these variable interest entities and decrease for the minority members’ share of net loss and distributions.

Certain of the Fund’s joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Fund is not obligated to purchase the interest of its outside joint venture partners.

Certain reclassifications of prior period amounts have been made to the consolidated statements of operations and comprehensive income / loss and consolidated statements of cash flows. These reclassifications have been made to conform to the 2007 presentation. These reclassifications have not changed the Fund’s financial position as of December 31, 2006 and 2005 or consolidated results of operations or cash flows for the years ended December 31, 2006 and 2005.

Investments in Real Estate

Real estate assets are stated at cost. Our real estate assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”). To the extent an impairment has occurred, the excess of carrying value of the asset over its estimated fair value will be charged to operations.

Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

Asset Category	Estimated Useful Life
Buildings and improvements	40-50 Years
Tenant improvements	Life of related lease
Equipment and fixtures	2-10 Years

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

Pursuant to the provisions of SFAS 144, properties held-for-sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Fair value is based upon the property’s most recent appraisal by a third party and carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale.

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

The Fund evaluates the carrying value of its investments in unconsolidated joint ventures in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We analyze our investments in unconsolidated real estate affiliates when circumstances change and at least annually and determine if an “other-than-temporary” impairment exists and, if so, utilize a undiscounted cash flow analysis to assess our ability to recover our carrying cost of the investment. The Fund concluded that it did not have an “other-than-temporary” impairment in any of its investments in unconsolidated joint ventures in 2007, 2006 or 2005.

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. For the years ended December 31, 2007, 2006 and 2005, $1,980,655, $1,590,552 and $881,106, respectively, have been recognized as straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases). Also included, as an increase to rent revenue, for the years ended December 31, 2007, 2006 and 2005, are $1,505,202, $1,429,627 and $952,745, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by FASB Statement No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.

Percentage rents are recognized when earned as certain tenant sales volume targets, as specified by the lease terms, are met. For the years ended December 31, 2007, 2006 and 2005, $420,687, $306,165 and $28,884 in the aggregate, respectively, have been recognized in tenant recoveries and other rental income and in income (loss) from discontinued operations related to Metropolitan Park North.

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At December 31, 2007 and 2006, our allowance for doubtful accounts was $424,494 and $190,420, respectively.

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

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at December 31, 2007 and 2006 was $1,356,037 and $574,942, respectively.

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

At December 31, 2007 and 2006, $1.1 million and $2.4 million, respectively, were the remaining balances owed to the Fund. The acquisition of 25850 S. Ridgeland (formerly referred to as TNT Logistics) included a Tax Increment Financing Note (a “TIF Note”) issued by the Village of Monee, which will reimburse to us approximately 90% of the real estate tax payments made on the property through 2016 or until the TIF note receivable is repaid. The TIF Note bears interest at 7%. At December 31, 2007 and 2006, $4.6 million was the remaining balance owed to the Fund. Cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes.

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

Derivative Instruments

In August 2007, we entered into foreign currency forward contracts, to hedge our foreign exchange exposure, for exchanges between United States Dollars and Canadian Dollars. We contracted to buy United States Dollars with Canadian Dollars at each quarter end for the next four quarters, ending on December 31, 2008. We have not designated these forward contracts as accounting hedges. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, these derivatives are recorded at fair value within accounts payable and other accrued expenses on the Consolidated Balance Sheet with gains and losses reported in loss on foreign currency derivative in the Consolidated Statement of Operations and Comprehensive Income / Loss. We do not enter into foreign exchange forward contracts for trading purposes.

Financial Instruments

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable is approximately $0.4 million lower than the aggregate carrying amounts at December 31, 2007 and December 31, 2006. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt). The fair value of our mortgage notes and other debt payable and of liabilities held for sale for debt related to Metropolitan Park North was approximately $1.9 million lower and $4.4 million lower than the aggregate carrying amounts at December 31, 2007 and December 31, 2006, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. As of December 31, 2007, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 1 to 29 years.

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles, acquired non-amortizing land purchase options and tenant improvements and lease commissions funding commitment, which are reported net of accumulated amortization of $37,674,884 and $15,605,898 at December 31, 2007 and December 31, 2006, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $7,779,593 and $4,403,203 at December 31, 2007 and December 31, 2006, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value in accordance with SFAS 144. To the extent an impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations. Our non-amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A non-amortizing intangible asset is considered to be impaired when the carrying amount of the non-amortizing intangible asset is greater than its fair value in accordance with SFAS 142. To the extent an impairment has occurred, the excess of the carrying value of the non-amortizing intangible asset over its estimated fair value will be charged to operations.

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

Earnings Per Share (“EPS”)

Basic per share amounts are based on the weighted average of shares outstanding of 3,252,725, 2,341,347 and 1,276,388 for the years ended December 31, 2007, 2006 and 2005, respectively. We have no dilutive or potentially dilutive securities.

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

At December 31, 2007, we held one investment outside the United States. For the year ended December 31, 2007, total revenues of this foreign investment were $1,436,378. For the year ended December 31, 2007, total revenues of domicile investments were $67,989,991. At December 31, 2007, total assets of our foreign investment were $45,983,832. At December 31, 2007, total assets of domicile investments were $1,024,203,841. Prior to 2007, we did not hold any investments outside of the United States.

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

NOTE 3—PROPERTY

The primary reason we make acquisitions of real estate investments in the retail, office, industrial, and apartment property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The consolidated properties held within the Fund as of December 31, 2007 are as follows:

Property	Sector	Square Feet (Unaudited)	Location	Ownership %	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	100%	8/27/2004	$59.6 Million
Havertys Furniture (1)	Industrial	808,000	Braselton, GA	100%	12/3/2004	$28.5 Million
Hagemeyer Distribution Center	Industrial	300,000	Auburn, GA	100%	12/3/2004	$10.2 Million
25850 S. Ridgeland (2)	Industrial	719,000	Monee, IL	100%	12/31/2004	$25.2 Million
Georgia Door Sales Distribution Center	Industrial	254,000	Austell, GA	100%	2/10/2005	$8.5 Million
105 Kendall Park Lane	Industrial	409,000	Atlanta, GA	100%	6/30/2005	$18.8 Million
Waipio Shopping Center	Retail	137,000	Waipahu, HI	100%	8/1/2005	$30.5 Million
Marketplace at Northglenn	Retail	439,000	Northglenn, CO	100%	12/21/2005	$91.5 Million
CHW Medical Office Portfolio (3)	Office	755,000	CA and AZ	100%	12/21/2005	$136.8 Million
Metropolitan Park North (4)	Office	187,000	Seattle, WA	100%	3/28/2006	$89.2 Million
Stirling Slidell Shopping Centre (5)	Retail	139,000	Slidell, LA	100%	12/14/2006	$23.4 Million
9800 South Meridian (6)	Office	144,000	Englewood, CO	90%	12/26/2006	$14.7 Million
18922 Forge Drive (7)	Office	91,000	Cupertino, CA	90%	2/15/2007	$26.2 Million
4001 North Norfleet Road	Industrial	702,000	Kansas City, MO	100%	2/27/2007	$37.6 Million
Station Nine Apartments	Apartment	312,000	Durham, NC	100%	4/16/2007	$56.4 Million
Westar Office Portfolio (8)	Office	141,000	St. Charles, MO	100%	6/13/2007	$28.6 Million
The District at Howell Mill (9)	Retail	306,000	Atlanta, GA	87.85%	6/15/2007	$78.7 Million
Canyon Plaza (10)	Office	199,000	San Diego, CA	100%	6/26/2007	$55.0 Million
Railway Street Corporate Centre	Office	137,000	Calgary, Canada	100%	8/30/2007	$42.6 Million
Cabana Beach San Marcos (11)	Apartment	278,000	San Marcos, TX	78%	11/21/2007	$29.4 Million
Cabana Beach Gainesville (11)	Apartment	545,000	Gainesville, FL	78%	11/21/2007	$74.3 Million
Campus Lodge Athens (11)	Apartment	229,000	Athens, GA	78%	11/21/2007	$21.0 Million
Campus Lodge Columbia (11)	Apartment	256,000	Columbia, MO	78%	11/21/2007	$24.9 Million

(1)	Includes 297,000 square feet (unaudited) of development constructed subsequent to the acquisition date. Acquisition price does not include $11.0 million of construction costs related to this development. During 2007, we executed a $100 bargain purchase option to acquire a fee simple interest in the land on which the building resides. The land was valued at $3.1 million as part of the initial acquisition and recorded as a non-amortizing intangible asset until the bargain purchase option was executed. Upon execution, the land was reclassed from acquired intangible assets to land.
(2)	On December 31, 2004, we extended an approximate $24.8 million mortgage loan to an unrelated real estate developer collateralized by 25850 S. Ridgeland. The loan required monthly interest-only payments equal to the base rent paid by the tenant. Simultaneous with the signing of the loan agreement, we entered into an option agreement to purchase 25850 S. Ridgeland for the remaining loan balance plus a $500,000 option payment. Based on the provisions of FIN 46(R), 25850 S. Ridgeland was consolidated in the Fund beginning on the date we extended the loan. On March 30, 2006, we exercised the purchase option and acquired a 100% equity interest in the 25850 S. Ridgeland property for the outstanding loan balance plus the $500,000 option payment. We previously referred to this property as TNT Logistics.

(3)	Consists of a portfolio of leasehold interests in fifteen medical office buildings located throughout Southern California and the greater Phoenix metropolitan area. The buildings are all subject to ground leases expiring in 2078. Acquisition price includes the assumption of four fixed-rate mortgage loans for approximately $84.3 million at a weighted average interest rate of 5.77%, maturing in 2013 and 2014. The other member, an unrelated third party who has an affiliate that performed property management and leasing services for the portfolio of buildings, owned a 5% interest, until December 31, 2007 when we acquired its 5% membership interest. CHW Medical Office Portfolio was consolidated into the Fund based on the provisions of FIN 46(R). This portfolio was previously referred to as “Pacific Medical Office Portfolio”.
(4)	On July 26, 2007, Metropolitan Park North was designated as held for sale as the Advisor determined that real estate capital market conditions and the relative strength of the Seattle office market may present an opportunity for the Fund to realize above target returns through the disposition of this asset. Subject to market interest in this asset, we expect the sale may occur during the first half of 2008. In accordance with SFAS 144, the results of operations and future gains or losses on disposition, if any, for the property will be reported as discontinued operations for all periods presented.
(5)	Acquisition price includes the assumption of an approximate $14.0 million, 5.15% fixed-rate mortgage loan maturing in 2014.
(6)	The building has undergone significant upgrades, which involved increasing the rentable space by approximately 10,000 square-feet (unaudited) and leasing the building to new tenants. The other member, owning a 10% interest, is an unrelated third party. 9800 South Meridian was consolidated into the Fund based on the provisions of FIN 46(R). The other member has the opportunity to earn a promoted return for meeting certain performance goals.
(7)	The other member, owning a 10% interest, is an unrelated third party. 18922 Forge Drive was consolidated into the Fund based on the provisions of FIN 46(R). The other member has the opportunity to earn a promoted return for meeting certain performance goals.
(8)	Acquisition price includes the assumption of an approximate $7.4 million, 6.05% fixed-rate mortgage loan maturing in 2015.
(9)	The other tenant in common, owning a 12.15% interest, is an unrelated third party. The District at Howell Mill was consolidated into the Fund based on the provisions of FIN 46(R). Acquisition price includes the assumption of an approximate $35.0 million, 5.30% fixed-rate mortgage loan maturing in 2027.
(10)	Acquisition price includes the assumption of an approximate $31.0 million, 5.90% fixed-rate mortgage loan maturing in 2017.
(11)	The other tenant in common, owning a 22% interest, is an investment fund advised by our Advisor. The property was consolidated into the Fund based on the provisions of FIN 46(R).

We allocated the purchase price of our 2007 acquisitions in accordance with SFAS 141 as follows:

	18922 Forge Drive	4001 North Norfleet Road	Station Nine Apartments	Westar Office Portfolio
Land	$7,975,000	$2,134,440	$9,690,000	$4,484,938
Building and equipment	12,943,251	31,396,686	43,399,511	17,831,694
In-place lease intangible	3,087,977	4,048,276	3,327,953	6,001,215
Debt assumption fee	—	—	—	73,503
Above-market lease intangible	2,629,476	—	—	227,613
Debt discount	—	—	—	16,613
Below-market lease intangible	(402,392)	—	—	—
Assumption of mortgage note payable	—	—	—	(7,350,334)

	$26,233,312	$37,579,402	$56,417,464	$21,285,242

Weighted average amortization period for intangible assets and liabilities	3 years	10 years	6 months	9 years
Weighted average amortization period for debt assumption fee and discount	N/A	N/A	N/A	8 years

2007 acquisitions continued:

	The District at Howell Mill	Canyon Plaza	Railway Street Corporate Centre	Cabana Beach San Marcos
Land	$10,000,000	$14,959,350	$5,650,595	$2,529,800
Building and equipment	56,700,530	32,909,140	33,657,743	20,961,615
In-place lease intangible	8,138,215	14,262,179	3,305,717	2,424,883
Debt assumption fee	—	232,500	—	—
Debt discount	3,821,898	258,121	—	—
Personal property	—	—	—	3,459,508
Below-market lease intangible	—	(7,415,466)	—	—
Assumption of mortgage note payable	(35,000,000)	(31,000,000)	—	—

	$43,660,643	$24,205,824	$42,614,055	$29,375,806

Weighted average amortization period for intangible assets and liabilities	14 years	10 years	6 years	9 months
Weighted average amortization period for debt assumption fee and discount	20 years	10 years	N/A	N/A

2007 acquisitions continued:

	Cabana Beach Gainesville	Campus Lodge Athens	Campus Lodge Columbia	CHW Medical Office Portfolio (remaining 5% membership interest)
Land	$7,243,600	$1,754,400	$2,079,000	$—
Building and equipment	55,809,716	16,110,732	19,032,890	1,602,902
In-place lease intangible	6,485,901	1,914,439	1,934,965	310,930
Above-market lease intangible	—	—	—	25,630
Below-market ground lease intangible	—	—	—	195,889
Personal property	4,738,022	1,200,000	1,804,961	—
Below-market lease intangible	—	—	—	(42,618)

	$74,277,239	$20,979,571	$24,851,816	$2,092,733

Weighted average amortization period for intangible assets and liabilities	9 months	9 months	9 months	3 years

We allocated the purchase price of our 2006 acquisitions in accordance with SFAS 141 as follows:

	Metropolitan Park North	Stirling Slidell Shopping Centre	9800 South Meridian
Land	$10,900,000	$5,441,800	$4,517,485
Building and equipment	64,006,369	16,843,100	9,640,470
In-place lease intangible	11,610,362	3,583,970	846,710
Above-market lease intangible	2,850,859	22,077	—
Debt assumption fee	—	140,470	—
Debt discount	—	276,407	—
Below-market lease intangible	(188,530)	(2,800,081)	(342,259)
Assumption of mortgage notes payable	—	(14,046,973)	—

	$89,179,060	$9,460,770	$14,662,406

Weighted average amortization period for intangible assets and liabilities	7 years	18 years	2 years
Weighted average amortization period for debt assumption fee and discount	N/A	7 years	N/A

The Fund’s investment in real estate held for sale is comprised of the specifically identified assets and liabilities related to Metropolitan Park North which include:

	December 31, 2007	December 31, 2006
Land	$10,900,000	$—
Buildings and equipment	64,022,546	—
Acquired intangible assets, net	11,615,233	—
Less accumulated depreciation	(1,707,797)	—
Other assets	747,551	—

Net property and equipment	$85,577,533	$—

Liabilities held for sale are as follows:

	December 31, 2007	December 31, 2006
Mortgage notes and other debt payable	$61,000,000	$—
Acquired intangible liabilities, net	156,879	—
Other liabilities	980,307	—

Liabilities held for sale	$62,137,186	$—

As required by FAS 141, the 2007 operations of the Metropolitan Park North property have been classified in discontinued operations because this property is held for sale as of December 31, 2007. In addition, the historical operations of the property have been reclassified into discontinued operations in the 2006 statement of operations. The following table summarizes income (loss) from discontinued operations for the years ended December 31, 2007, 2006:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Total revenue	$7,860,897	$5,432,058
Real estate taxes	(671,169)	(340,946)
Property operating	(1,116,900)	(817,761)
General and administrative	(109,248)	(95,134)
Depreciation and amortization	(1,715,751)	(2,204,149)
Interest income	27,525	20,706
Interest expense	(3,547,902)	(2,699,652)

Income (loss) from discontinued operations	$727,452	$(704,878)

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

Legacy Village

On August 25, 2004, we acquired a 46.5% membership interest in Legacy Village Investors, LLC which owns Legacy Village (“Legacy Village”), a 595,000 square-foot (unaudited) lifestyle center in Lyndhurst, Ohio, built in 2003. The aggregate consideration for our 46.5% ownership interest was approximately $35.0 million. Legacy Village was encumbered by an approximate $97.0 million amortizing mortgage loan at 5.625% maturing on January 1, 2014. On December 23, 2004, Legacy Village increased the existing mortgage loan by $10.0 million under the same terms as the existing mortgage loan. Proceeds of the loan were distributed to the members pro rata in accordance with their ownership percentages.

111 Sutter Street

On March 29, 2005, we acquired an 80% membership interest in CEP Investors XII LLC, which owns 111 Sutter Street (“111 Sutter Street”) in San Francisco, California, a 286,000 square-foot (unaudited), multi-tenant office building built in 1926 and renovated in 2001. The aggregate consideration paid for the 80% membership interest was approximately $24.6 million. On June 22, 2005, the limited liability company finalized a $56.0 million fixed-rate mortgage loan maturing in 10 years at 5.58%.

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

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2007	December 31, 2006
ASSETS
Investments in real estate (net)	$169,400,775	$173,467,491
Cash and cash equivalents	1,847,963	2,295,682
Other assets	23,263,287	27,782,480

TOTAL ASSETS	$194,512,025	$203,545,653

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$155,565,955	$157,947,788
Due to affiliate	43,819	28,072
Other liabilities	7,821,196	9,256,347

TOTAL LIABILITIES	163,430,970	167,232,207
Members’ Equity	31,081,055	36,313,446

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$194,512,025	$203,545,653

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2007	December 31, 2006
Members’ equity	$31,081,055	$36,313,446
Less: other members’ equity	(11,253,784)	(13,256,383)
Purchase price in excess of ownership interest in unconsolidated real estate affiliates (a)	23,656,184	24,901,493

Investments in unconsolidated real estate affiliates	$43,483,455	$47,958,556

(a)	The purchase price in excess of our ownership interest in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The excess is being amortized over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. The excess allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Total revenues	$29,542,963	$28,983,549	$26,145,517
Total operating expenses	19,451,918	19,539,792	17,809,571

Operating income	10,091,045	9,443,757	8,335,946
Total other expenses	8,830,139	8,861,436	8,245,595

Net income	$1,260,906	$582,321	$90,351

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net income of unconsolidated real estate affiliates	$1,260,906	$582,321	$90,351
Other members’ share of net (income) loss	(562,146)	78,337	66,246
Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(151,616)	(216,100)	(147,321)
Other income (expense) from unconsolidated real estate affiliates	(10,969)	(19,602)	106,791

Equity in income of unconsolidated real estate affiliates	$536,175	$424,956	$116,067

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

Property	Maturity Date	Fixed / Floating	Rate	Amount payable as of
				December 31, 2007	December 31, 2006
Monument IV at Worldgate	September 1, 2011	Fixed	5.29%	$37,364,674	$37,875,214
Havertys Furniture	January 1, 2015	Fixed	5.23%	18,100,000	18,100,000
Havertys Furniture	January 1, 2015	Fixed	6.19%	11,025,000	10,050,370
Hagemeyer Distribution Center	January 1, 2015	Fixed	5.23%	6,500,000	6,500,000
Georgia Door Sales Distribution Center	January 1, 2015	Fixed	5.31%	5,400,000	5,400,000
25850 S. Ridgeland	April 1, 2012	Fixed	5.05%	16,474,017	16,700,000
105 Kendall Park Lane	September 1, 2012	Fixed	4.92%	13,000,000	13,000,000
Waipio Shopping Center	November 1, 2010	Fixed	5.15%	19,950,000	19,950,000
Marketplace at Northglenn	January 1, 2016	Fixed	5.50%	64,500,000	64,500,000
CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	17,537,943	17,808,943
CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,264,068	15,520,000
CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,806,966	16,051,219
CHW Medical Office Portfolio	March 1, 2014	Fixed	5.79%	34,497,461	34,880,000
Metropolitan Park North (1)	April 1, 2013	Fixed	5.73%	—	61,000,000
Stirling Slidell Shopping Centre	April 1, 2014	Fixed	5.15%	13,818,387	14,046,973
9800 South Meridian	January 1, 2010	Floating	LIBOR + 1.60%	11,338,323	8,255,779
18922 Forge Drive	February 14, 2014	Fixed	6.24%	19,050,000	—
4001 North Norfleet Road	March 1, 2017	Fixed	5.60%	24,230,000	—
Station Nine Apartments	May 1, 2017	Fixed	5.50%	36,885,000	—
Westar Office Portfolio	July 1, 2013	Fixed	6.05%	7,278,335	—
Westar Office Portfolio	March 1, 2015	Fixed	5.60%	11,050,000	—
The District at Howell Mill	March 1, 2027	Fixed	5.30%	35,000,000	—
The District at Howell Mill	June 1, 2017	Fixed	6.14%	10,000,000	—
Canyon Plaza	June 1, 2017	Fixed	5.90%	31,000,000	—
Railway Street Corporate Centre (2)	September 1, 2017	Fixed	5.16%	29,929,468	—
Cabana Beach San Marcos	December 1, 2014	Fixed	5.57%	19,650,000	—
Cabana Beach Gainesville	December 1, 2014	Fixed	5.57%	49,107,500	—
Campus Lodge Athens	December 1, 2014	Fixed	5.57%	13,723,000	—
Campus Lodge Columbia	December 1, 2014	Fixed	5.57%	16,341,000	—

				603,821,142	359,638,498
Line of Credit	February 21, 2009	Floating	6.52%	29,000,000	—
Net debt (discount) premium on assumed debt				(2,505,516)	1,712,272

				630,315,626	361,350,770
Metropolitan Park North (1)	April 1, 2013	Fixed	5.73%	61,000,000	—

				$691,315,626	$361,350,770

(1)	This loan is associated with Metropolitan Park North which was classified as held for sale beginning on July 26, 2007.
(2)	This loan is denominated in Canadian dollars, but is reported in US dollars at the exchange rate in effect on the balance sheet date.

We have recognized a premium or discount on debt we assumed with the following property acquisitions:

Property	Debt Premium / (Discount)	Effective Interest Rate
CHW Medical Office Portfolio	$1,698,442	5.41%
Stirling Slidell Shopping Centre	(235,106)	5.57%
Westar Office Portfolio	(15,363)	6.17%
The District at Howell Mill	(3,710,425)	6.34%
Canyon Plaza	(243,064)	6.10%

Included in mortgage notes and other debt payable is $584,413 and $297,352 of debt premium accumulated amortization at December 31, 2007 and December 31, 2006, respectively. Also included in mortgage notes and other debt payable is $169,082 and $3,177 of debt discount accumulated amortization at December 31, 2007 and December 31, 2006, respectively.

December 31, 2007
Debt on real estate held for long term	$603,821,142
Debt on real estate held for sale	61,000,000

Total	$664,821,142

Aggregate principal payments of mortgage notes payable as of December 31, 2007 are as follows:

Year	Amount
2008	$3,716,728
2009	4,089,771
2010	38,287,199
2011	42,861,495
2012	35,022,975
Thereafter	540,842,974

Total	$664,821,142

Land, buildings, equipment, and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $1,050 million and $565 million at December 31, 2007 and 2006, respectively, have been pledged as collateral.

Line of Credit

On December 21, 2005, we obtained a $30.0 million line of credit, expandable to $50.0 million once the Fund’s NAV exceeded $300 million, subject to certain financial covenants (the “2005 Line of Credit”). The 2005 Line of Credit expired on December 21, 2006, but was extended through February 21, 2007 while we negotiated a new line of credit with the lender. The 2005 Line of Credit carried interest at rates that approximated LIBOR plus 1.80% or a base rate, which was the greater of (i) the interest rate per annum announced from time to time by the lender as its prime rate or (ii) the Federal Funds effective rate plus 0.75%, as determined by the lender, dependent on the length of time we expect the loan to be outstanding. No borrowings were outstanding on our line of credit at December 31, 2006. As of December 31, 2006, we had issued two letters of credit from our line of credit in a total amount of $5.6 million, which were used to secure two future real estate acquisitions, which were released in 2007 once the acquisition of the two real estate investments occurred.

On February 21, 2007, we entered into a $60.0 million line of credit agreement, replacing the 2005 Line of Credit, to cover short-term capital needs for acquisitions and operations, which was expanded to $70.0 million on July 27, 2007. The additional $10.0 million borrowing capacity is supplied by BAC. The line of credit expires in two years. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings will increase by 0.50%. At December 31, 2007, we had $29.0 million borrowed on our line of credit at 6.52%. As of December 31, 2007 we had issued three letters of credit from our line of credit for approximately $2.9 million, which were used as additional collateral on three of our apartment communities acquired in November 2007. As of December 31, 2007, we were in compliance of the terms of our line of credit.

NOTE 6—COMMON STOCK

Share Price Calculation

The Current Share Price of the Common Stock (the “Current Share Price”) is established quarterly based on the following valuation methodology, which may be modified from time to time by our board of directors.

Net Asset Value Calculation. The NAV of the Fund is determined as of the end of each of the first three quarters of a fiscal year, within 45 calendar days following the end of such quarter. The Fund’s year-end NAV is determined after the completion of our year-end audit. NAV is determined as follows: (i) the aggregate fair value of (A) our interests in real estate investments (“Investments”) plus (B) all other assets of the Fund, minus (ii) the aggregate fair value of our indebtedness and other outstanding obligations as of the determination date.

We identify and retain independent third-party real estate appraisal firms (the “Appraisal Firms”) that appraise each Investment annually beginning one year after acquisition. During the first three quarters after acquisition, the Investment will be carried at capitalized cost and reviewed quarterly for material events at the property or market level that may require an adjustment of the Investment’s valuation.

For each of the three quarters following the independent appraisal of a particular Investment, we are responsible for determining the value of such Investment based on our review of the appraisal and material changes at the property or market level. We are also responsible for determining the value of the indebtedness related to each Investment beginning one year after acquisition of the encumbered property and on a quarterly basis thereafter.

Current Share Price Calculation. The Current Share Price equals the NAV as of the end of each quarter divided by the number of outstanding shares of all classes of common stock of the Fund at the end of such quarter.

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At December 31, 2007, no subscription commitments were held in escrow. As of December 31, 2006, $42.5 million of subscription commitments were held in escrow, which were brought into the Fund in February 2007. For the years ended December 31, 2007 and 2006, we sold 1,085,201 Shares for $126.8 million and 721,070 Shares for $79.4 million, respectively, to subscribers whose funds were held in the escrow account. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Share Repurchase Program

Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we intend to provide liquidity to our stockholders by conducting tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. We have made the following tender offers:

Period	Tender Offer Amount	Number of Shares Tendered	Dollar Amount of Shares Tendered	Number of Shares Repurchased	Dollar Amount of Shares Repurchased		Date Shares Repurchased and Retired
August 2006	$5.0 million	46,692	$5.3 million	46,692	$5.3 million	(1)	September 8, 2006
May 2007	10.0 million	114,922	13.3 million	114,922	13.3 million	(1)	June 14, 2007
November 2007	10.0 million	398,387	47.8 million	84,699	10.2 million	(2)	December 26, 2007

(1)	We availed ourselves of an SEC rule that allowed us to exceed our Tender Offer Amount by up to 2% of the outstanding Shares to honor redemption requests.
(2)	We availed ourselves on an SEC rule that allowed us to exceed our Tender Offer Amount by up to 2% of our outstanding Shares.

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

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the years ended December 31, 2007 and 2006, we issued 53,719 Shares for approximately $6.3 million and 35,230 Shares for approximately $3.8 million, respectively, under the plan.

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of revenue and expense recognition, the estimated useful lives used to compute depreciation, and gains on the sale of real property.

The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2007		2006		2005
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	—	—	—	—	—	—
Capital gains	—	—	—	—	—	—
Return of capital	$7.00	100%	$7.00	100%	$7.00	100%

Total	$7.00	100%	$7.00	100%	$7.00	100%

NOTE 7—RENTALS UNDER OPERATING LEASES

We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place, excluding properties designated as held of sale at December 31, 2007 are as follows:

Year	Amount (1)
2008	$70,638,906
2009	56,036,327
2010	49,265,139
2011	45,510,597
2012	32,616,300
Thereafter	134,487,983

Total	$388,555,252

(1)	Amounts included related to Railway Street Corporate Centre have been converted from Canadian dollars to U.S. dollars using the appropriate exchange rate as of December 31, 2007.

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses.

During the year ended December 31, 2007, no individual tenant accounted for greater than 10% of minimum base rents. During the year ended December 31, 2006, Fannie Mae accounted for 12% of minimum base rents. During the year ended December 31, 2005, Fannie Mae, TNT Logistics North America, Inc. and Havertys Furniture Companies, Inc. accounted for 37%, 17% and 16% of minimum base rents, respectively.

NOTE 8—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of NAV, calculated quarterly. The fixed portion of the management and advisory fees for the years ended December 31, 2007, 2006 and 2005 were $5,732,112, $3,888,180 and $1,873,195, respectively. Included in manager and advisor fees payable at December 31, 2007 and 2006 was $1,598,628 and $1,097,523, respectively, of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. Before the Fund’s NAV exceeded $100 million, the variable fee was allocated entirely to the Advisor. The Fund’s NAV exceeded $100 million on April 1, 2005 and a portion of variable fee was then allocated to the Manager, with the remainder allocated to the Advisor. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850 million or more. The total variable fee for the years ended December 31, 2007, 2006 and 2005 was $1,694,098, $1,288,037 and $685,194, respectively.

Included in manager and advisor fees payable at December 31, 2007 and 2006 was $433,325 and $482,492 of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the years ended December 31, 2007, 2006 and 2005 were $2,337,268, $696,794 and $1,741,811, respectively, of which $774,776 and $206,384 was included in manager and advisory fees payable at December 31, 2007 and 2006, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful investments made by us and unsuccessful acquisitions for the years ended December 31, 2007, 2006 and 2005 were $577,869, $130,477 and $353,610, respectively, $185,667 and $59,369 of which is included in accounts payable and other accrued expenses at December 31, 2007 and 2006, respectively. Acquisition fees and due diligence costs for successful acquisitions are capitalized as part of the real estate acquisition. Costs for unsuccessful acquisitions are expensed.

On December 23, 2004, we entered into an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager, which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the years ended December 31, 2007, 2006 and 2005 were limited to $2,866,056, $1,944,090 and $936,598, respectively. Actual Fund level expenses for the year ended December 31, 2007 were $407,621 less than the amount allowed under the Expense Limitation Agreement. Therefore, no Fund level expenses are being carried forward to future periods. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The Expense Limitation Agreement was scheduled to expire on December 31, 2007, but was renewed and extended through December 31, 2008. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the expense limitation agreement, such as expenses related to unsuccessful acquisitions and state franchise taxes and filing fees.

Prior to April 1, 2005, the Manager and Advisor agreed to waive a portion of their fees and expenses calculated on NAV greater than approximately $75 million until we were able to acquire additional real estate assets and appropriately leverage the portfolio. Total waived fees and expenses for the year ended December 31, 2005 were approximately $69,300. On April 1, 2005 the Manager and Advisor terminated the waiver.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill and Westar Office Portfolio. For the years ended December 31, 2007, 2006 and 2005, JLL was paid $83,580, $18,000 and $18,000, respectively, for property management services performed. In 2005, JLL was paid a $483,750 loan placement fee related to the mortgage debt on Marketplace at Northglenn. In 2007, JLL was paid $741,016 of loan placement fees related to the mortgage debt on the Station Nine Apartments, Railway Street Corporate Centre, and the four student oriented apartment communities.

The placement agent for the Fund is UST Securities Corp., an affiliate of the Manager. The placement agent receives no compensation from us for its services.

The Fund has mortgage notes payable to BAC collateralized by Monument IV at Worldgate and Station Nine Apartments. BAC is also the lender on up to $10.0 million of the Fund’s line of credit. Interest and fees paid to BAC related to the loans for the period from July 1, 2007 (the date BAC acquired the Manager) through December 31, 2007 was $2,060,187. Included in mortgage notes and other debt payable at December 31, 2007 was approximately $78.4 million of debt payable to BAC.

On November 21, 2007, the Fund acquired 78% tenant in common interests in four student oriented apartment communities. The gross purchase price for the four apartment communities was approximately $149.5 million, of which the Fund’s share was approximately $116.6 million. The four apartment communities were acquired using proceeds from four cross-collateralized loans totaling $98.8 million, fixed-rate for seven years at 5.57%, interest only for the first two years. The 22% tenant in common interest owner for each of these four student housing apartment communities is an investment fund advised by our Advisor. As of December 31, 2007, the Fund owed the 22% tenant in common interest owner $1.2 million from the closing of the four apartment communities. The 22% tenant in common also pays the advisor an acquisition fee equal to 0.50% of their acquisition price related to the purchase of the four apartment communities, which is included in the manager and advisory fee payable amount disclosed above. The tenant in common agreements were executed with customary business terms that provide for the sharing of net income or loss and cash flow based on each tenant in common’s ownership percentage.

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

We are subject to ground lease payments of $35 per year for 71 years on the fifteen buildings in the CHW Medical Office Portfolio.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1.9 million into an escrow account to fund future tenant improvements and leasing commissions. At December 31, 2007, we had approximately $1.5 million deposited in this escrow, and we expect to fund approximately $400,000 during 2008. Additionally, we are required to deposit approximately $151,000 per year into an escrow account to fund capital expenditures. At December 31, 2007, our capital account escrow account balance was $555,000. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

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

In September 2007, we entered into purchase contracts and deposited $1.7 million in earnest money to secure the acquisition of interests in two student oriented apartment communities consisting of a combined 480 units for approximately $72.3 million. We will fund a portion of the purchase for one of the apartment communities with a $17.5 million mortgage loan, maturing in 2015 at a fixed rate of 5.57%, interest only for the first two years collateralized by the other apartment community. We will also assume a $33.5 million mortgage loan collateralized by the other apartment community, maturing in 2016 at a fixed-rate of 5.95%, interest only for the first five years. The two apartment communities are located near state universities in Florida and Louisiana and were built between 2001 and 2007. We expect to acquire both of the apartment communities in the first quarter of 2008. The apartment communities were approximately 98% leased in the aggregate as of December 31, 2007. We will be acquiring these apartment communities through a joint venture with an investment fund advised by our Advisor, under customary business terms, where we maintain an approximate 78% tenant in common interest in each of the apartment communities.

NOTE 10—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. In accordance with FIN 48, we have analyzed filing positions in all of the federal, state and other jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for all federal, state and other jurisdictions are the 2003 through 2005 tax years. We do not believe there are any tax positions that would increase within the next twelve-month period. Therefore, no reserves for uncertain income tax positions have been recorded and we did not record a cumulative effect adjustment related to the adoption of FIN 48. The adoption of FIN 48 did not result in an adjustment to retained earnings at January 1, 2007. As of December 31, 2007 and 2006, we do not have any accruals for uncertain tax positions. The implementation of FIN 48 did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The FASB deferred application of certain elements of SFAS No. 157 relating to non-financial assets and liabilities. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In June 2007, SOP 07-1 was issued on the Clarification of the Scope of the Audit and Accounting Guide Audits of Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies and is effective for fiscal years beginning on or after December 15, 2007. The SOP provides guidance about which entities are included within the scope of the Audit and Accounting Guide Audits of Investment Companies. In October 2007, the FASB elected to indefinitely defer the effective date of the SOP.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected not to apply SFAS No. 159 to our financial assets and financial liabilities. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is still being evaluated as to the impact on the Fund’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations”, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Fund may pursue after its effective date.

NOTE 11—DISTRIBUTIONS PAYABLE

On December 18, 2007, our Board of Directors declared a $1.75 per share distribution to Stockholders of record as of December 28, 2007, payable on February 1, 2008.

NOTE 12—PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma financial information has been presented as a result of the acquisitions made by the Fund during 2006 and 2007 and include the historical results of all acquisitions made during these years. In our opinion, all significant adjustments necessary for a fair presentation of the pro forma financial information for the periods have been included. The pro forma financial information is based upon historical financial information and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred at the beginning of each period presented, or to project results for any future period.

	2007	2006
Total revenue	$87,410,509	$67,576,587
Net loss	$(31,822,566)	$(31,183,689)
Loss per share-basic and diluted	$(8.87)	$(8.69)

NOTE 13—QUARTERLY FINANCIAL INFORMATION

EXCELSIOR LASALLE PROPERTY FUND, INC.

QUARTERLY FINANCIAL INFORMATION

(UNAUDITED)

	Three Months Ended March 31, 2007	Three Months Ended June 30, 2007	Three Months Ended September 30, 2007	Three Months Ended December 31, 2007
Total revenues	$13,313,006	$15,383,225	$19,028,768	$21,701,370
Operating income	1,878,630	1,433,552	2,639,736	2,484,360
Loss from continuing operations	(1,736,349)	(3,119,724)	(4,099,468)	(5,408,000)
(Loss) income from discontinuing operations	(162,062)	(152,942)	277,143	765,313
Net loss	(1,898,411)	(3,272,666)	(3,822,325)	(4,642,687)
Loss per share-basic and diluted	$(0.67)	$(1.04)	$(1.11)	$(1.31)

Weighted average common stock outstanding-basic and diluted	2,834,022	3,159,225	3,453,704	3,553,833

	Three Months Ended March 31, 2006	Three Months Ended June 30, 2006	Three Months Ended September 30, 2006	Three Months Ended December 31, 2006
Total revenues	$11,280,281	$11,110,468	$11,313,857	$11,968,755
Operating income	2,541,252	1,861,956	1,697,094	1,521,420
Loss from continuing operations	(1,159,104)	(1,903,858)	(1,560,547)	(1,434,617)
Income (loss) from discontinuing operations	26,388	(203,023)	(255,940)	(272,303)
Net loss	(1,132,716)	(2,106,881)	(1,816,487)	(1,706,920)
Loss per share-basic and diluted	$(0.56)	$(0.92)	$(0.75)	$(0.65)

Weighted average common stock outstanding-basic and diluted	2,014,345	2,280,528	2,427,099	2,638,390

All significant fluctuations between the quarters are attributable to acquisitions made by us during 2006 and 2007.

NOTE 14—SUBSEQUENT EVENTS

On January 15, 2008, the Fund acquired a 78% tenant in common interest in a student oriented apartment community located in Lafayette, Louisiana near University of Louisiana—Lafayette for approximately $26.2 million, funded with a $17.5 million, seven-year fixed rate mortgage loan, at 5.57% with interest only due for the first two years. Campus Edge Lafayette was built in 2007 and has 168 units and 524 bedrooms. The property was 100% leased on January 15, 2008. The remaining purchase price was funded with a $7.0 million draw on our line of credit and cash on hand. The 22% tenant in common interest owner is an investment fund advised by our Advisor.

On January 31, 2008 the Fund made a $2.0 million draw on our line of credit of which was used for operations.

On February 29, 2008, the Fund acquired a 78% tenant in common interest in a student oriented apartment community located in Tampa, Florida near University of South Florida for approximately $46.1 million and included the assumption of a $33.5 million, nine-year fixed rate mortgage loan, at 5.95% with interest only due for the first five years. Campus Lodge Tampa was built in 2001 and has 312 units and 1,068 bedrooms. The property was 97% leased on February 29, 2008. The remaining purchase price was funded with a $9.0 million draw on our line of credit and cash on hand. The 22% tenant in common interest owner is an investment fund advised by our Advisor.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2007

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Consolidated Properties:
Monument IV at Worldgate—Herndon, VA, Office	$37,364,674	$5,185,895	$57,013,016	—	$(1,640,264)	—	$5,185,895	$55,372,752	$60,558,647
Havertys Furniture—Braselton, GA, Industrial	29,125,000	100	17,474,370	3,144,450	10,979,597	—	3,144,550	28,453,967	31,598,517
Hagemeyer Distribution Center—Auburn, GA, Industrial	6,500,000	100	6,203,493	—	—	—	100	6,203,493	6,203,593
25850 S Ridgeland—Monee, IL, Industrial	16,474,017	4,300,000	14,002,927	—	567,650	—	4,300,000	14,570,577	18,870,577
Georgia Door Sales Distribution Center—Austell, GA, Industrial	5,400,000	1,650,870	5,569,801	—	14,326	—	1,650,870	5,584,127	7,234,997
105 Kendall Park Lane—Atlanta, GA, Industrial	13,000,000	2,655,900	12,835,751	—	(2,925)	—	2,655,900	12,832,826	15,488,726
Waipio Shopping Center—Waipahu, HI, Retail	19,950,000	13,424,686	14,756,055	—	68,097	—	13,424,686	14,824,152	28,248,838
Marketplace at Northglenn—Northglenn, CO, Retail	64,500,000	15,657,642	66,217,362	—	134,092	—	15,657,642	66,351,454	82,009,096
CHW Medical Office Portfolio:
300 Old River Road—Bakersfield, CA, Office	4,010,033	—	5,942,789	—	5,320	—	—	5,948,109	5,948,109
500 West Thomas Road—Phoenix, AZ, Office	19,883,514	—	25,789,083	—	3,726,375	—	—	29,515,458	29,515,458
500 Old River Road—Bakersfield, CA, Office	3,169,355	—	4,395,618	—	216,409	—	—	4,612,027	4,612,027
1500 S. Central Ave—Glendale, CA, Office	4,587,089	—	5,253,326	—	58,045	—	—	5,311,371	5,311,371
14600 Sherman Way—Van Nuys, CA, Office	5,724,026	—	6,347,647	—	474,525	—	—	6,822,172	6,822,172
14624 Sherman Way—Van Nuys, CA, Office	4,952,954	—	7,684,623	—	96,412	—	—	7,781,035	7,781,035
18350 Roscoe Blvd—Northridge, CA, Office	8,716,845	—	10,584,319	—	302,682	—	—	10,887,001	10,887,001
18460 Roscoe Blvd—Northridge, CA, Office	1,475,264	—	2,939,865	—	(81,223)	—	—	2,858,642	2,858,642
18546 Roscoe Blvd—Northridge, CA, Office	3,513,096	—	5,580,126	—	(1,111)	—	—	5,579,015	5,579,015
4545 East Chandler—Chandler, AZ, Office	5,498,802	—	5,345,097	—	(25,623)	—	—	5,319,474	5,319,474
485 South Dobson—Chandler, AZ, Office	5,319,803	—	6,785,326	—	(55,763)	—	—	6,729,563	6,729,563
1501 North Gilbert—Gilbert, AZ, Office	4,799,527	—	4,749,952	—	(15,554)	—	—	4,734,398	4,734,398

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2007—(Continued)

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
116 South Palisade—Santa Maria, CA, Office	2,528,957	—	3,189,644	—	(43,874)	—	—	3,145,770	3,145,770
525 East Plaza—Santa Maria, CA, Office	4,905,602	—	7,510,621	—	782,221	—	—	8,292,842	8,292,842
10440 East Riggs—Chandler, AZ, Office	4,021,571	—	3,017,285	—	22,538	—	—	3,039,823	3,039,823
Stirling Slidell Shopping Centre—Slidell, LA, Retail	13,818,387	5,441,800	16,843,100	—	3,186	—	5,441,800	16,846,286	22,288,086
9800 South Meridian—Englewood, CO, Office	11,338,323	4,517,485	9,640,470	—	2,080,259	—	4,517,485	11,720,729	16,238,214
18922 Forge Drive—Cupertino, CA, Office	19,050,000	7,975,000	12,757,984	—	236,726	—	7,975,000	12,994,710	20,969,710
4001 North Norfleet Road—Kansas City, MO, Industrial	24,230,000	2,134,440	31,396,686	—	23,597	—	2,134,440	31,420,283	33,554,723
Station Nine Apartments—Durham, NC, Apartment	36,885,000	9,690,000	43,399,511	—	18,708	—	9,690,000	43,418,219	53,108,219
Westar Office Portfolio—St. Charles, MO, Office	18,328,335	4,484,937	17,831,693	—	(3,978)	—	4,484,937	17,827,715	22,312,652
The District at Howell Mill—Atlanta, GA, Retail	45,000,000	10,000,000	56,039,888	—	662,219	—	10,000,000	56,702,107	66,702,107
Canyon Plaza—San Diego, CA, Office	31,000,000	14,959,350	32,909,139	—	39,372	—	14,959,350	32,948,511	47,907,861
Railway Street Corporate Centre—Calgary, Canada, Office	29,929,468	6,021,658	35,441,146	—	521,180	—	6,021,658	35,962,326	41,983,984
Cabana Beach San Marcos—San Marcos, TX, Apartment	19,650,000	2,529,800	24,421,123	—	—	—	2,529,800	24,421,123	26,950,923
Cabana Beach Gainesville—Gainesville, FL, Apartment	49,107,500	7,243,600	60,547,738	—	—	—	7,243,600	60,547,738	67,791,338
Campus Lodge Columbia—Columbia, MO, Apartment	16,341,000	2,079,000	20,837,851	—	—	—	2,079,000	20,837,851	22,916,851
Campus Lodge, Athens—Athens, GA, Apartment	13,723,000	1,754,400	17,310,732		—	—	1,754,400	17,310,732	19,065,132

Total Consolidated Properties:	$603,821,142	$121,706,663	$678,565,157	$3,144,450	$19,163,221	$—	$124,851,113	$697,728,378	$822,579,491
Properties Held for Sale:
Metropolitan Park North—Seattle, WA, Office	61,000,000	10,900,000	64,006,369	—	16,177	—	10,900,000	64,022,546	74,922,546
Total	$664,821,142	$132,606,663	$742,571,526	$3,144,450	$19,179,398	$—	$135,751,113	$761,750,924	$897,502,037

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2007—(Continued)

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Consolidated Properties:
Monument IV at Worldgate—Herndon, VA, Office	$3,545,376	2001	8/27/2004	50 years
Havertys Furniture—Braselton, GA, Industrial	1,505,866	2002/2005	12/3/2004	50 years
Hagemeyer Distribution Center—Auburn, GA, Industrial	382,425	2001	12/3/2004	50 years
25850 S Ridgeland—Monee, IL, Industrial	860,263	2004	12/31/2004	50 years
Georgia Door Sales Distribution Center—Austell, GA, Industrial	325,698	1994/1996	2/10/2005	50 years
105 Kendall Park Lane—Atlanta, GA, Industrial	641,608	2002	6/30/2005	50 years
Waipio Shopping Center—Waipahu, HI, Shopping Center	899,074	1986/2005	8/1/2005	40 years
Marketplace at Northglenn—Northglenn, CO, Shopping Center	2,706,160	1999-2001	12/21/2005	50 years
CHW Medical Office Portfolio:
300 Old River Road—Bakersfield, CA, Office	303,453	1992	12/21/2005	40 years
500 West Thomas Road— Phoenix, AZ, Office	1,605,166	1994	12/21/2005	40 years
500 Old River Road—Bakersfield, CA, Office	247,525	1992	12/21/2005	40 years
1500 S. Central Ave—Glendale, CA, Office	280,819	1980	12/21/2005	40 years
14600 Sherman Way—Van Nuys, CA, Office	382,572	1991	12/21/2005	40 years
14624 Sherman Way—Van Nuys, CA, Office	404,176	1981	12/21/2005	40 years
18350 Roscoe Blvd—Northridge, CA, Office	605,435	1979	12/21/2005	40 years
18460 Roscoe Blvd—Northridge, CA, Office	145,950	1991	12/21/2005	40 years
18546 Roscoe Blvd—Northridge, CA, Office	308,136	1991	12/21/2005	40 years
4545 East Chandler —Chandler, AZ, Office	275,601	1994	12/21/2005	40 years
485 South Dobson —Chandler, AZ, Office	349,466	1984	12/21/2005	40 years
1501 North Gilbert—Gilbert, AZ, Office	248,426	1997	12/21/2005	40 years
116 South Palisade —Santa Maria, CA, Office	161,147	1995	12/21/2005	40 years
525 East Plaza —Santa Maria, CA, Office	523,891	1995	12/21/2005	40 years
10440 East Riggs—Chandler, AZ, Office	156,033	1996	12/21/2005	40 years
Stirling Slidell Shopping Centre—Slidell, LA, Shopping Center	365,013	2003	12/14/2006	50 years
9800 South Meridian—Englewood, CO, Office	262,246	1994	12/26/2006	40 years
18922 Forge Drive—Cupertino, CA, Office	270,381	1972/1999	2/15/2007	40 years
4001 North Norfleet Road—Kansas City, MO, Industrial	523,392	2007	2/27/2007	50 years
Station Nine Apartments—Durham, NC, Apartment	579,821	2005	4/16/2007	50 years
Westar Office Portfolio—St. Charles, MO, Office	207,920	2000/2004/2007	6/13/2007	50 years
The District at Howell Mill—Atlanta, GA, Retail	661,506	2006	6/15/2007	50 years
Canyon Plaza—San Diego, CA, Office	480,159	1986/1993	6/26/2007	40 years
Railway Street Corporate Centre—Calgary, Canada, Office	239,314	2007	8/30/2007	50 years
Cabana Beach San Marcos—San Marcos, TX, Apartment	107,009	2006	11/21/2007	50 years
Cabana Beach Gainesville—Gainesville, FL, Apartment	224,628	2005/2007	11/21/2007	50 years
Campus Lodge, Athens—Athens, GA, Apartment	76,855	2003	11/21/2007	50 years
Campus Lodge Columbia—Columbia, MO, Apartment	81,859	2005	11/21/2007	50 years

Total Consolidated Properties:	$20,944,369
Properties Held for Sale
Metropolitan Park North—Seattle, WA, Office	$1,707,797	2001	3/28/2006	50 years
Total	$22,652,166

Reconciliation of Real Estate

Consolidated Properties	2007	2006	2005
Balance at beginning of year	$466,789,004	$342,068,789	$104,241,113
Additions	430,713,033	124,720,215	237,827,676
Reductions	—	—	—
Balance at close of year	$897,502,037	$466,789,004	$342,068,789

Reconciliation of Accumulated Depreciation

Consolidated Properties	2007	2006	2005
Balance at beginning of year	$10,614,390	$2,710,200	$266,891
Additions	12,037,776	7,904,190	2,443,309
Reductions	—	—	—
Balance at close of year	$22,652,166	$10,614,390	$2,710,200

LEGACY VILLAGE INVESTORS, LLC

BALANCE SHEETS (NOT COVERED BY THE REPORT INCLUDED HEREIN)

AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
Assets
Real Estate Assets—net	$107,850,039	$111,594,771
Cash and cash equivalents	1,083,390	1,409,811
Restricted cash	214,388	670,347
Escrow deposits	2,525,947	1,905,272
Accounts receivable, net of allowance of $49,027 in 2007 and $440,735 in 2006	704,713	1,177,644
Deferred rental income receivable	2,896,742	1,982,568
Deferred loan and leasing costs, net of amortization of $1,352,282 in 2007 and $1,178,591 in 2006	2,670,782	3,201,772
Prepaid expenses	15,749	39,805

Total assets	$117,961,750	$121,981,990

Liabilities and members’ equity
Mortgage notes payable	99,565,955	101,947,788
Accrued interest payable	466,715	477,880
Real estate taxes payable	3,432,149	3,416,802
Accounts payable and accrued expenses	447,148	1,076,188
Security deposits and prepaid rent	308,793	324,389
Distributions payable to members	686,945	1,569,540
Capital lease obligation	199,172	331,147

Total liabilities	105,106,877	109,143,734
Commitments and contingencies (Note 11)
Members’ equity	12,854,873	12,838,256

Total liabilities and members’ equity	$117,961,750	$121,981,990

The accompanying notes are an integral part of these financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENTS OF OPERATIONS (NOT COVERED BY THE REPORT INCLUDED HEREIN)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenue
Rental income	$12,596,889	$12,436,550
Lease termination fees	—	528,002
Recoverable tenant income	6,024,052	6,203,376
Other property related income	19,889	862

Total revenue	18,640,830	19,168,790

Operating expenses
Property operating expenses	3,230,372	3,260,955
Management fees	726,478	741,268
Real estate taxes	3,438,084	3,417,736
General and administrative expenses	359,419	447,439
Depreciation and amortization	4,493,771	4,469,369

Total operating expenses	12,248,124	12,336,767

Operating income	6,392,706	6,832,023

Other income (expense)
Interest income	80,409	65,770
Other income	2,542	2,194
Interest expense	(5,776,897)	(5,925,982)

Total other income (expense)	(5,693,946)	(5,858,018)

Net income	$698,760	$974,005

The accompanying notes are an integral part of these financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENTS OF MEMBER’S EQUITY (NOT COVERED BY THE REPORT INCLUDED HEREIN)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Legacy Village Partners LLC (Managing Member/ Class A Member)	Legacy Village Holdings LLC (Class B Member)	National Electrical Benefit Fund (Class A Member)	The Northern Ohio Building and Construction Trades Real Estate Investment Group Trust (Class A Member)	Total
Balance at December 31, 2005	$4,011,735	$4,695,937	$4,357,391	$187,907	$13,252,970
Capital contributions	633,923	138,175	607,418	26,503	1,406,019
Receivables from members	(554,435)	—	(531,259)	(23,175)	(1,108,869)
Distribution—preferred return	—	(1,454,248)	—	—	(1,454,248)
Distributions	(49,566)	(107,704)	(71,253)	(3,098)	(231,621)
Net income	(554,435)	2,082,874	(531,259)	(23,175)	974,005

December 31, 2006	3,487,222	5,355,034	3,831,038	164,962	$12,838,256
Capital contributions	7,055	12,264	6,760	295	26,374
Receivables from members	554,435	—	531,259	23,175	1,108,869
Distributions	(388,921)	(845,084)	(559,755)	(23,626)	(1,817,386)
Net income	—	698,760	—	—	698,760

December 31, 2007	$3,659,791	$5,220,974	$3,809,302	$164,806	$12,854,873

Ownership percentage	26.75%	46.50%	25.63%	1.12%	100.00%

The accompanying notes are an integral part of these financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENTS OF CASH FLOWS (NOT COVERED BY THE REPORT INCLUDED HEREIN)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities
Net income	$698,760	$974,005
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,923,976	3,908,370
Amortization	666,962	658,165
Deferred rent	(914,174)	(867,246)
Changes in other operating accounts
Accounts receivable	472,931	242,526
Accounts payable and accrued expenses	(624,857)	(451,850)
Other assets and liabilities—net	8,458	71,462

Net cash provided by operating activities	4,232,056	4,535,432
Cash flows from investing activities
Additions to real estate assets	(152,868)	(219,270)
Deferred leasing costs	(135,972)	(57,374)
Change in restricted cash	455,959	(591,962)
Change in escrow account	(620,675)	(466,587)

Net cash used in investing activities	(453,556)	(1,335,193)
Cash flows from financing activities
Principal payments on mortgage notes payable	(2,381,833)	(2,251,849)
Principal payments on capital lease obligation	(131,975)	(114,961)
Distributions to members	(1,591,113)	(855,387)

Net cash used in financing activities	(4,104,921)	(3,222,197)

Decrease in cash and equivalents	(326,421)	(21,958)
Cash and equivalents
Beginning of year	1,409,811	1,431,769

End of year	$1,083,390	$1,409,811

Supplemental disclosure of noncash information
Interest paid	$5,690,896	$5,839,372
Supplemental disclosure of noncash investing and financing activities
Additions to real estate assets	$(26,374)	$(181,235)
Additions to deferred leasing costs	$—	$(115,915)
Contributions receivable	$1,108,869	$(1,108,869)
Capital contributions	$26,374	$1,406,019
Distributions to members	$(1,108,869)	$—

The accompanying notes are an integral part of these financial statements.

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS (NOT COVERED BY THE REPORT INCLUDED HEREIN)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.	ORGANIZATION AND BASIS OF PRESENTATION

Legacy Village Investors, LLC (the “Company”) was formed as a limited liability company under the laws of the State of Delaware on May 24, 2004, and amended on August 25, 2004, to own and operate a shopping center known as Legacy Village (the “Project”). On August 25, 2004, Legacy Village Holdings LLC, which is owned by Excelsior LaSalle Property Fund, Inc. (“LaSalle”), was admitted to the Company. The Project, which opened on October 25, 2003, contains approximately 595,000 (unaudited) square feet and is located in Lyndhurst, Ohio.

As of December 31, 2007 and 2006 and for the years then ended, the Company does not meet the criteria of a significant subsidiary to Excelsior LaSalle Property Fund, Inc. and as a result, the financial statements for those periods are audited but the report is not presented herein.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America.

Depreciation and Amortization

Land and building was recorded at its net book value to the Managing Members as of the date the property was contributed to the Company. Additions to the building are carried at cost. Depreciation is provided for in amounts sufficient to relate the value of depreciable assets to operations over their estimated service lives by use of the straight-line method for financial reporting purposes. Tenant improvements are amortized by the straight-line method over the terms of the related lease, which approximate the useful lives of the improvements. Useful lives are as follows:

Building and building and land improvements	16-40 years
Tenant improvements	Life of lease
Equipment and capitalized leases	6-10 years

Impairment of Real Estate Assets

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset to be held and used is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value as prescribed by FASB statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). To the extent an impairment has occurred, the excess of carrying value of the assets over its estimated fair value will be charged to operations.

Revenue Recognition

Fixed minimum base rents are recorded on a straight-line basis over the life of the lease and reimbursements are recorded on an accrual basis. Lease termination income is recognized when earned and collected. Accounts receivable include billed and unbilled receivables. Unbilled receivables consist of tenant charges of $4,500 and $106,745 at December 31, 2007 and 2006, respectively. The excess of cumulative minimum base rents recognized on a straight-line basis over the amounts currently billable are $2,896,742 and $1,982,568, as of December 31, 2007 and 2006, respectively, and are recorded as deferred rental income receivable. Reimbursements and recoveries from tenants for certain operating expenses and real estate taxes are recognized in the period the applicable costs are incurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less.

Restricted Cash

A replacement reserve for capital expenditures as required by the debt instruments has been established and provides for an amount of cash based on $.10 per square foot of gross leasable area, to be deposited each year to fund future expenditures. During 2006, $528,002 of lease termination fees were received and deposited into the restricted cash account to cover future costs to be incurred to re-lease the space. This amount was transferred to the lender escrow account in 2007.

Deferred Loan Costs

These costs represent the costs of obtaining financing and are amortized by the straight-line method, which approximates the effective interest method, over the term of the loan.

Deferred Leasing Costs

These costs represent the costs of leasing the shopping center and are amortized by the straight-line method over the terms of the related leases.

Income Taxes

No provision has been made for federal and state income taxes since these taxes are the responsibility of the members.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS No. 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases and its related interpretive accounting pronouncements. SFAS No. 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of SFAS No. 160 are effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements. However, the Company does not believe that the adoption of SFAS No. 160 will have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, and tax benefits. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141(R) on its financial statements.

3.	RELATED-PARTY TRANSACTIONS

The Company entered into a management agreement with First Interstate Properties, Ltd. (“FIP”), an affiliate of the Managing Member, on August 25, 2004, to provide property management services for the Project. The agreement was terminated on March 31, 2007. FIP received 4% of gross monthly collections. Management fees earned by FIP are $183,325 and $741,268 in 2007 and 2006, respectively. Accrued management fees owed to FIP are $327 and $25,875 as of December 31, 2007 and 2006, respectively.

The Company leases office space to an affiliate under an operating lease that expires in March 2019. Rental income totaled $354,464 and $362,102 in 2007 and 2006, respectively. Total annual minimum rental payments range from $304,000 to $446,500 through 2019.

The Company is provided a variety of other services by affiliated entities including marketing, administrative, office, legal, and construction management. Fees for these services are based on hourly rates for actual hours worked by employees of the affiliates and costs incurred. Total amounts paid for these services are $301,156 and $528,966 in 2007 and 2006, respectively.

The amount due to affiliate at December 31, 2005, which was repaid in 2006, is comprised of the funds due to the Managing Member, which was predominantly related to the assumption of the tenant accounts receivable from the Managing Member.

4.	REAL ESTATE ASSETS

Real estate assets at cost at December 31, 2007 and 2006, consist of the following:

	2007	2006
Land	$23,371,768	$23,371,768
Building and building and land improvements	95,780,010	95,753,636
Tenant improvements	263,020	101,920
Equipment	602,244	614,815
Personal property	887,320	887,320

	120,904,362	120,729,459

Less accumulated depreciation	(13,054,323)	(9,134,688)

Total real estate assets—net	$107,850,039	$111,594,771

5.	MORTGAGE NOTES PAYABLE

The nonrecourse mortgage notes are collateralized by the mall facilities and assignment of all leases. The terms of the mortgage notes are summarized as follows:

Mortgagee	Morgan Stanley Capital I Trust	Morgan Stanley Capital I Trust	Total
Original date	December 4, 2003	December 23, 2004
Maturity	January 1, 2014	January 1, 2014
Original amount (a)	$98,000,000(b)	$10,000,000	$108,000,000
Present balance	90,145,753	9,420,202	99,565,955
Monthly payment	609,143	62,157
Interest rate	5.625%	5.625%

(a)	On August 25, 2004, an Assignment and Assumption Agreement was executed whereby the Company assumed the obligations as the new borrower and the Managing Member assigned its rights as the old borrower for the $98 million mortgage note payable to Teachers Insurance and Guaranty Association (“TIAA”). The mortgage note payable matures on January 1, 2014, at which time a final payment of $73,949,189 is due. The note was sold by TIAA to Morgan Stanley Mortgage Capital, Inc. on December 22, 2006. Morgan Stanley securitized the loan into Morgan Stanley Capital I Trust in 2007.
(b)	On December 23, 2004, the Company executed a mortgage note payable to TIAA for $10 million. The mortgage note payable matures on January 1, 2014, at which time a final payment of $7,857,693 is due. The note was sold by TIAA to Morgan Stanley Mortgage Capital, Inc. on December 22, 2006. Morgan Stanley securitized the loan into Morgan Stanley Capital I Trust in 2007.

The mortgages are secured by a lien on the real property and an assignment of rents and leases. The mortgage notes have prepayment penalties as defined in the promissory notes. Additionally, affiliates of the Managing Member have a guarantee to reimburse mortgagee for certain liabilities (as defined) that may occur in the event of foreclosure. Pursuant to the provisions of the $98,000,000 note, amounts required to fund real estate taxes are being deposited into an interest-bearing escrow account. Interest expense includes deferred loan fee amortization of $97,166 for the years ended December 31, 2007 and 2006. Interest on capital lease obligations was $17,117 and $35,609 in 2007 and 2006, respectively.

Aggregate annual maturities of the mortgage notes payable over each of the next five years and thereafter as of December 31, 2007, will be as follows:

2008	$2,519,316
2009	2,664,739
2010	2,818,556
2011	2,981,251
2012	3,153,338
Thereafter	85,428,755

$99,565,955

6.	MEMBERS’ EQUITY

The Class B Member was entitled to receive a 7.5% preferred return on its share of the Project value as defined in the Operating Agreement. The preferred return was for a two year stated period and ended on August 25, 2006. Effective August 26, 2006, distributions are based on each member’s respective ownership percentages, subject to certain adjustments as defined in the Operating Agreement. At December 31, 2006, the preferred return earned by the Class B Member was $1,454,248 of which $200,000 was paid. The balance due of $1,254,248 is recorded as a distribution payable at December 31, 2006, and was paid in January 2007.

Capital contributions of $26,374 and $297,150 made during 2007 and 2006, respectively, represent an additional funding requirement (not to exceed $500,000) for construction costs committed under leases subsequent to the date the Project was contributed, in excess of the contributed construction escrow account. The costs and related contributions represent non-cash contributions. Contributions have been allocated in accordance with the ownership percentages as defined in the Operating Agreement.

Receivables from Members as of December 31, 2006, of $1,108,869 represent the Managing Member’s guarantee to fund on behalf of the Class A Members, the Class B Members preferred return, as defined in the Operating Agreement. The preferred return was required to be funded by the Managing Member 30 days subsequent to December 31, 2006, if distributable cash flow, as defined in the Operating Agreement, was not sufficient. The Managing Member paid $1,108,869 on January 30, 2007, to the Class B Member as distributable cash flow was not sufficient to fund this preferred return.

Pursuant to the Operating Agreement, cash distributions shall be determined at the end of each calendar quarter. Distributable cash shall be paid to the members within twenty days, after each calendar quarter in accordance with the allocation provisions as set forth in the Operating Agreement. Distributions payable at December 31, 2007 and 2006 were $686,945 and $1,569,540, respectively. In January 2008, distributions payable at December 31, 2007, of $603,274 were paid, the difference of $83,671 represents distributions payable related to excess refinancing proceeds in a prior year.

7.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash, restricted cash, and security deposit balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by the bank per user account. The uninsured portion of these cash balances held by the bank was $1,090,748 and $1,854,250 at December 31, 2007 and 2006, respectively.

8.	LEASING ARRANGEMENT

Capital Leases

The Company leases various vehicles and equipment used in the repair, maintenance, and retail leasing of the shopping center under capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the lease, and accordingly, it is recorded in the Company’s assets and liabilities. The lease agreements each contain a bargain purchase option at the end of the lease.

Minimum future payments required under the leases together with their present value as of December 31, 2007, are as follows:

2008	$134,063
2009	75,979
2010	2,794

Total minimum lease payments	212,836
Less amount representing interest	(13,664)

Present value of minimum lease payments	$199,172

The Company’s operations consist of leasing retail and office space in a lifestyle center. The leases are operating leases expiring in various years through 2044.

Minimum future rental income receivable pursuant to the noncancelable leases as of December 31, 2007 is as follows:

2008	$11,574,779
2009	11,644,152
2010	11,507,493
2011	11,385,791
2012	11,409,983
Thereafter	86,373,513

$143,895,711

9.	MAJOR TENANTS

As of December 31, 2007 three tenants, Expo Design Center, Dick’s Sporting Goods, and Giant Eagle, accounted for approximately 42.7% of space and 28.3% of rental income of the Company as follows:

	Space	Rental Income

Expo Design Center	15.50%	8.60%
Dick’s Sporting Goods	13.70%	8.10%
Giant Eagle	13.50%	11.60%

Minimum future rental income receivable (included in the amounts in Note 8) pursuant to the leases for noncancelable leases as of December 31, 2007, from major tenants, is as follows:

2008	$3,147,678
2009	3,203,680
2010	3,264,513
2011	3,329,497
2012	3,445,893
Thereafter	59,231,777

$75,623,038

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Mortgage Notes Payable

The carrying value of the mortgage notes payable are a reasonable estimate of their fair value as the interest rate of 5.625% approximates the rate that is currently available to the Company for debt with similar terms and remaining maturities.

11.	COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on the Company’s financial statements.

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

/s/ Deloitte & Touche LLP

Cleveland, Ohio

February 28, 2006

LEGACY VILLAGE INVESTORS, LLC

BALANCE SHEETS

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

STATEMENTS OF CASH FLOWS

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

$104,199,637

6. MEMBERS’ EQUITY

The Class B Member is entitled to receive a 7.5% preferred return on its share of the Project value as defined in the Operating Agreement. As of December 31, 2005, the cumulative preferred return was $3,186,423 of which $2,531,038 was paid. The balance due of $655,385 is recorded as a distribution payable at December 31, 2005, which was paid in January 2006.

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

Minimum future rental income receivable (included in the amounts in Note 8) pursuant to the leases for noncancelable leases as of December 31, 2005, from major tenants, is as follows:

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

*  *  *  *  *  *

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

BALANCE SHEETS (NOT COVERED BY THE REPORT INCLUDED HEREIN)

AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
Assets
Investments in real estate
Land	$21,983,762	$21,983,762
Building and building improvements	42,390,344	42,268,801
Tenant improvements	98,894	58,674

Total investments in real estate	64,473,000	64,311,237
Less accumulated depreciation	(2,922,265)	(1,845,370)

Investments in real estate-net	61,550,735	62,465,867
Cash and cash equivalents	550,185	215,524
Tenant accounts receivable	220,694	29,181
Deferred charges, net	627,219	736,639
Acquired above-market leases, net	5,829,041	7,828,386
Acquired in-place leases, net	6,383,398	8,164,742
Deferred rent receivable	1,227,083	1,024,490
Prepaid expenses and other assets	159,932	155,744

Total	$76,548,287	$80,620,573

Liabilities and Members’ Capital
Mortgage note	$56,000,000	$56,000,000
Accounts payable and other accrued expenses	740,649	785,575
Security deposits	95,762	91,262
Prepaid rents	464,775	135,146
Acquired below-market leases, net	959,083	1,185,070
Other liabilities	61,877	57,241

Total liabilities	58,322,146	58,254,294
Commitments and contingencies (Note 6)
Members’ capital	18,226,141	22,366,279

Total	$76,548,287	$80,620,573

The accompanying notes are an integral part of these financial statements.

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS (NOT COVERED BY THE REPORT INCLUDED HEREIN)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenues
Rental	$9,527,115	$9,288,308
Tenant reimbursements	1,349,686	760,628

Total revenues	10,876,801	10,048,936
Operating expenses
Real estate taxes	693,090	998,035
Property operating	3,251,113	2,878,543
General and administrative	349,333	367,623
Depreciation and amortization	2,910,257	3,072,333

Total operating expenses	7,203,793	7,316,534
Operating income	3,673,008	2,732,402
Other income (expense)
Interest expense	(3,182,202)	(3,182,203)
Other income	71,340	58,116

Total other expense	(3,110,862)	(3,124,087)

Net income (loss)	$562,146	$(391,685)

The accompanying notes are an integral part of these financial statements.

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

STATEMENTS OF MEMBERS’ CAPITAL (NOT COVERED BY THE REPORT INCLUDED HEREIN)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	ELPF/111 Sutter Holdings, LLC	EPI Investors XII LLC	Total
Members’ capital, December 31, 2005	$22,463,358	$5,198,696	$27,662,054
Net loss	(313,348)	(78,337)	(391,685)
Distributions	(3,339,146)	(1,564,944)	(4,904,090)

Members’ capital, December 31, 2006	18,810,864	3,555,415	22,366,279
Net income	—	562,146	562,146
Distributions	(3,095,730)	(1,606,554)	(4,702,284)

Members’ capital, December 31, 2007	$15,715,134	$2,511,007	$18,226,141

The accompanying notes are an integral part of these financial statements.

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CASH FLOWS (NOT COVERED BY THE REPORT INCLUDED HEREIN)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities
Net income (loss)	$562,146	$(391,685)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,076,895	1,059,017
Amortization of deferred costs	1,833,362	2,013,316
Amortization of intangible assets	1,773,358	1,775,702
Amortization of financing fees	57,402	57,403
Deferred rent receivable	(202,593)	(418,007)
Bad debt expense	—	(362)
Net changes in assets and liabilities:
Tenant accounts receivable	(191,513)	267,259
Prepaid expenses and other assets	(4,188)	(57,004)
Accounts payable, other accrued expenses, and security deposits	(108,373)	533,284
Other liabilities	4,636	4,289
Prepaid rent	329,629	(87,490)

Net cash provided by operating activities	5,130,761	4,755,722
Cash flows from investing activities
Additions to real estate investments	(93,816)	(162,075)
Leasing costs paid	—	(108,113)

Net cash used in investing activities	(93,816)	(270,188)
Cash flows from financing activities
Distributions to members	(4,702,284)	(4,904,090)

Net cash used in financing activities	(4,702,284)	(4,904,090)
Net increase (decrease) in cash and cash equivalents	334,661	(418,556)
Cash and cash equivalents, beginning of period	215,524	634,080

Cash and cash equivalents, end of period	$550,185	$215,524

Supplemental disclosure of cash flow information
Interest paid	$3,124,800	$3,124,800
Supplemental disclosure of noncash investing activities
Additions to real estate investments included in accounts payable, other accrued expenses, and security deposit	67,947	4,288

The accompanying notes are an integral part of these financial statements.

CEP INVESTORS XII LLC

(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS (NOT COVERED BY THE REPORT INCLUDED HEREIN)

AS OF AND FOR THE YEARS DECEMBER 31, 2007 AND 2006

1.	Organization

CEP Investors XII LLC, a Delaware limited liability company, (the “Company”) was formed on January 29, 1999, for the purpose of acquiring, managing, owning, leasing, and renovating a 22-story office building located at 111 Sutter Street, San Francisco, California (the “Property”). The members, EPI Investors XII LLC, a California limited liability company (“EPI”) and CFSC Capital Corp. LW, a Delaware corporation (“CFSC”), held 1.88% and 98.12% interests, respectively.

On March 29, 2005, EPI and ELPF/111 Sutter Holdings, LLC, a Delaware limited liability company which is owned by Excelsior LaSalle Property Fund, Inc. (“ELPF”) entered into a purchase agreement with CFSC to acquire 100% of CFSC’s interest in the Company. ELPF and EPI paid $24,645,510 and $2,975,046, respectively, and the Company paid $4,083,174 to CFSC resulting in a 100% acquisition of CFSC’s interest.

Simultaneously, the limited liability agreement was amended and restated with EPI and ELPF as the members of the Company with 20% and 80% membership interests, respectively. EPI remained as the managing member.

The Company will remain in existence until terminated by written approval of the members, the sale or disposition of all assets, or judicial dissolution.

Member contributions, profits, losses, and cash distributions are allocated among the members in accordance with the LLC agreement.

As of December 31, 2007 and 2006 and for the years then ended, the Company does not meet the criteria of a significant subsidiary to Excelsior LaSalle Property Fund, Inc. and as a result, the financial statements for those periods are audited but the report is not presented herein.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include purchase price allocations, the realizability of accounts and deferred rent receivable, useful lives of property for purposes of determining depreciation expense, and assessments as to whether there is impairment in the value of long-lived assets. Actual results could differ from those estimates.

Reorganization

The acquisition of CFSC’s 98.12% member interest is accounted for utilizing the purchase method as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. All assets and liabilities have been stepped up to 98.12% of their fair value, using methodologies described below. The existing 1.88% member interest is carried at historical cost. The Company uses estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, building, and other identifiable asset and liability intangibles. The Company records land and building values using an as-if-vacant methodology. The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease. The Company amortizes the capitalized above-market lease values as a reduction of minimum rents over the remaining noncancelable terms of the respective leases. The Company amortizes the capitalized below-market lease values as an increase to rental revenues over the term of the respective leases. Should a tenant terminate its lease prior to the contractual expiration, the unamortized portion of the above-market and below-market in-place lease value is immediately charged to rental revenues.

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

The Company allocated the purchase price to acquired intangible assets which include acquired in-place lease intangibles and acquired above-market in-place lease intangibles, which are reported net of accumulated amortization of $5,125,399 and $5,501,946 at December 31, 2007, and $3,344,052 and $3,502,604 at December 31, 2006, respectively, in the accompanying balance sheets. The acquired intangible liabilities represent acquired below-market in-place leases which are reported net of accumulated amortization of $621,466 and $395,479 at December 31, 2007 and 2006, respectively, in the accompanying balance sheets.

Future amortization related to intangible assets and liabilities as of December 31, 2007 is as follows:

	Acquired above- market leases	Acquired below- market leases	Acquired in-place leases
2008	$1,977,579	$221,403	$1,766,410
2009	1,871,043	201,153	1,766,410
2010	1,272,904	142,161	1,766,410
2011	598,421	124,578	1,084,168
2012	109,094	124,578	—
Thereafter	—	145,210	—

	$5,829,041	$959,083	$6,383,398

Cash and Cash Equivalents

The Company maintains a portion of its cash in bank deposit accounts, which, at times, may exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentration of credit risk. Cash equivalents include all cash and liquid investments with an initial maturity of three months or less.

Investments in Real Estate

Investments in real estate are recorded at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized at cost and depreciated over their estimated useful life.

Depreciation of the building and improvements is provided by the straight-line method over the useful life of 40 years. Tenant improvements are recorded at cost and depreciated by the straight-line method over the lesser of lives of the related leases, ranging from 5 to 15 years, or over the estimated useful life of the improvements.

The Company reviews the Property for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, the Company would recognize an impairment loss equal to the difference between its carrying amount and its fair value. If an impairment was recognized, the reduced carrying amount of the asset would be accounted for as its new cost. For a depreciable asset, the new cost would be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using a discounted cash flow, direct capitalization or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the Property. As of December 31, 2007 and 2006, the Property’s carrying value did not exceed the estimated sum of its undiscounted future net cash flows.

Deferred Charges, Net

Deferred charges include deferred leasing commissions, lease incentive fees, and deferred loan costs. Deferred leasing commissions and leasing incentive fees are recorded at cost and amortized over the lives of the related leases. Deferred loan costs are recorded at cost and amortized on a basis which approximates the effective interest method over the term of the note payable. Accumulated amortization of deferred leasing commissions, lease incentive fees, and deferred loan costs was $67,935, $35,487 and $150,451, respectively, at December 31, 2007 and $28,783, $22,541, and $93,049, respectively, at December 31, 2006.

Revenue Recognition

Rental revenue is recognized using the straight-line method over the terms of the related lease agreements including free rent periods. Differences between rental revenue earned and amounts due under the respective lease agreements are credited or charged, as applicable, to deferred rent receivable. Rental payments received prior to their recognition as income are classified as prepaid rents. In addition, tenants are required to pay contingent rentals based on the Property’s operating expenses and/or other factors, and the Company recognizes such contingent rentals as tenant reimbursements revenue when earned. Tenants are billed for operating expenses in accordance with the related lease agreements.

Income Taxes

The Company is organized as a limited liability company and therefore is treated as a partnership for federal and state income tax purposes. The results of operations of the Company are included in the income tax returns of the members and, consequently, no provisions for income taxes have been made at the Company level.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted FIN 48 on January 1, 2007, as required. The Company does not believe that the adoption of FIN 48 has a material impact on its financial position, results of operations or cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments (including such items as cash and cash equivalents, accounts payable and other accrued expenses, security deposits, and prepaid rents) approximate their carrying or contract values based on their nature and terms.

Asset Retirement Obligation

Certain areas of the Property contain asbestos. Although the asbestos is appropriately contained in accordance with current environmental regulations, the Company’s practice is to remediate the asbestos upon the renovation or redevelopment of the Property. Accordingly, the Company has determined that the Property meets the criteria for recording a liability and has recorded an asset retirement obligation aggregating $61,877 and $57,241 as of December 31, 2007 and 2006, respectively, which is included in “Other Liabilities” in the accompanying balance sheets.

3.	Mortgage Note

On May 30, 2000, the Company entered into a note payable agreement with Key Bank (“Key Note”). The maximum borrowing under the Key Note was $50,000,000 and was collateralized by the Property and all of the assets. The Key Note bore interest at LIBOR plus 2.25%. Interest was payable monthly. The amount outstanding at March 29, 2005 (date of reorganization), was $48,863,415. Principal and any unpaid interest were due on June 1, 2005.

On March 29, 2005 (date of reorganization), the Company entered into a bridge note payable with ELPF (“Bridge Loan”) for a maximum borrowing of $6,900,000. The Company borrowed $5,981,551 in conjunction with the redemption of the CFSC member interest. The Bridge Loan was collateralized by the Property and all of its assets and bore interest at 8.0%. Interest was payable monthly and all outstanding interest and principal was due April 1, 2006.

On June 17, 2005, the Company entered into a mortgage note agreement (“Mortgage Note”) for $56,000,000. The Company simultaneously repaid the interest payable and entire outstanding principal balance for both the Key Note and Bridge Loan. The Mortgage Note is collateralized by the Property and all of its assets and bears interest at a fixed rate of 5.58%. Interest-only payments of $260,400 are required for the first 60 months and interest and principal payments of $320,778 are required for the last 60 months. The Mortgage Note matures on July 1, 2015, and the Company may elect to prepay the entire principal balance, for a fee as defined in the Mortgage Note, beginning July 1, 2006. The Company was in compliance with all debt covenants under the Mortgage Note as of December 31, 2007.

Future minimum principal payments to be paid under the Mortgage Note extending past December 31, 2007, are as follows:

Year Ending December 31,
2008	$—
2009	—
2010	304,712
2011	760,805
2012	804,361
Thereafter	$54,130,122

$56,000,000

4.	Future Minimum Lease Payments

Future minimum lease payments to be received under noncancelable operating leases extending past December 31, 2007, are as follows:

Year Ending December 31,
2008	$10,954,675
2009	10,138,260
2010	7,147,031
2011	4,417,532
2012	2,950,041
Thereafter	10,171,420

$45,778,959

The Property was 96% leased and occupied by 20 tenants at December 31, 2007, four of whom accounted for approximately 66% of the total rental revenue.

5.	Related-Party Transactions

Ellis Partners LLC (“EPL”), an affiliate of EPI, has been retained as the asset manager for the Company. As provided for in the management agreement, the Company is required to pay an annual asset management fee of $250,000. The first $150,000 of the fee is earned and payable in monthly installments of $12,500. The remaining $100,000 is earned in equal monthly installments and payable after the members have earned a cumulative 9% preferred return. Asset management fees of $250,000 were earned and paid during the years ended December 31, 2007 and 2006 and are included in general and administrative expense in the accompanying statements of operations. The Company pays EPL a project management fee based on 4% of hard construction costs. EPL earned, and was paid, $8,313 for year ended December 31, 2006 (none in 2007), which was capitalized and included in building and building improvements in the accompanying balance sheet.

6.	Commitments and Contingencies

Litigation

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of the Property. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

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

/s/ Deloitte & Touche LLP

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