Form 10-Q
period 2008-03-31
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2008-05-08
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on May 8, 2008 was 3,722,601.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except share and per share amounts

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Investments in real estate:
Land	$144,515	$135,751
Buildings and equipment	820,203	761,751
Construction in progress	—	271
Less accumulated depreciation	(28,280)	(22,652)

Net property and equipment	936,438	875,121
Investments in unconsolidated real estate affiliates	42,511	43,483

Net investments in real estate	978,949	918,604
Cash and cash equivalents	13,503	8,386
Restricted cash	5,986	6,705
Tenant accounts receivable, net	2,146	2,063
Deferred expenses, net	6,474	6,266
Acquired intangible assets, net	111,423	114,495
Deferred rent receivable	5,071	4,668
Prepaid expenses and other assets	6,488	9,001

TOTAL ASSETS	$1,130,040	$1,070,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes and other debt payable, net	$751,421	$691,316
Accounts payable and other accrued expenses	9,329	11,795
Distributions payable	6,303	6,092
Accrued interest	3,350	3,248
Accrued real estate taxes	4,082	3,383
Manager and advisor fees payable	2,613	2,807
Acquired intangible liabilities, net	19,094	19,952

TOTAL LIABILITIES	796,192	738,593
Minority interests	19,260	15,519
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock: $0.01 par value; 5,000,000 shares authorized; 3,705,490 and 3,586,850 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	37	36
Additional paid-in capital	400,780	386,527
Accumulated other comprehensive income	368	963
Distributions to stockholders	(54,626)	(48,323)
Accumulated deficit	(31,971)	(23,127)

Total stockholders’ equity	314,588	316,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,130,040	$1,070,188

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except share and per share amounts

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Revenues:
Minimum rents	$22,387	$11,684
Tenant recoveries and other rental income	5,070	3,543

Total revenues	27,457	15,227
Operating expenses:
Real estate taxes	3,366	1,890
Property operating	5,533	2,657
Manager and advisor fees	2,130	1,580
Fund level expenses	580	612
Provision for doubtful accounts	76	103
General and administrative	201	130
Depreciation and amortization	16,067	5,669

Total operating expenses	27,953	12,641

Operating (loss) income	(496)	2,586
Other income and (expenses):
Interest income	202	639
Interest expense	(10,446)	(5,321)
Loss allocated to minority interests	1,377	73
Equity in income of unconsolidated affiliates	186	125
Gain on foreign currency derivative	347	—

Total other income and (expenses)	(8,334)	(4,484)

Net loss	(8,830)	(1,898)
Other comprehensive loss:
Foreign currency translation adjustment	(595)	—

Total other comprehensive loss	(595)	—

Net comprehensive loss	$(9,425)	$(1,898)

Net loss per share-basic and diluted	$(2.45)	$(0.67)

Weighted average common stock outstanding-basic and diluted	3,601,239	2,834,022

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

$ in thousands, except share and per share amounts

(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2008	3,586,850	$36	$386,527	$963	$(48,323)	$(23,127)	$316,076
Issuance of common stock	119,914	1	14,392	—	—	—	14,393
Repurchase of common stock	(1,274)	—	(139)	—	—	(14)	(153)
Net loss	—	—	—	—	—	(8,830)	(8,830)
Other comprehensive loss	—	—	—	(595)	—	—	(595)
Distributions declared ($1.75 per share)	—	—	—	—	(6,303)	—	(6,303)

Balance, March 31, 2008	3,705,490	$37	$400,780	$368	$(54,626)	$(31,971)	$314,588

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except share and per share amounts

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,830)	$(1,898)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests	(1,377)	(73)
Depreciation	5,641	2,336
Amortization of in-place lease intangible assets	10,383	3,310
Amortization of net above- and below-market in-place leases	(134)	(306)
Amortization of financing fees	221	132
Amortization of debt premium and discount	(23)	(62)
Amortization of lease commissions	43	23
Gain on foreign currency derivative	(347)	—
Provision for doubtful accounts	76	103
Equity in income of unconsolidated affiliates	(186)	(125)
Distributions of income received from unconsolidated affiliates	188	125
Net changes in assets and liabilities:
Tenant accounts receivable	(160)	(743)
Deferred rent receivable	(404)	(316)
Prepaid expenses and other assets	2,510	240
Manager and advisor fees payable	(194)	1,336
Accounts payable and accrued expenses	(973)	2,351

Net cash provided by operating activities	6,434	6,435
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(36,470)	(62,271)
Capital improvements and lease commissions	(630)	(304)
Deposits for investments under contract	—	(750)
Deposits refunded for investments under contract	1,700	—
Distributions received from unconsolidated affiliates in excess of income	970	2,067
Loan escrows	(1,330)	(423)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net cash used in investing activities	(35,760)	(61,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	12,432	43,061
Repurchase of common stock	(153)	—
Distributions to stockholders	(4,131)	(3,253)
Distributions paid to minority interests	(72)	(36)
Contributions received from minority interests	257	—
Deposits on loan commitments	—	(111)
Deposits refunded on loan commitments	349	—
Draws on credit facility	18,000	—
Payments on credit facility	(10,000)	—
Debt issuance costs	(415)	(533)
Proceeds from mortgage notes and other debt payable	19,054	44,328
Principal payments on mortgage notes and other debt payable	(858)	(404)

Net cash provided by financing activities	34,463	83,052

Net increase in cash and cash equivalents	5,137	27,806
Effect of exchange rates	(20)	—
Cash and cash equivalents at the beginning of the period	8,386	28,970

Cash and cash equivalents at the end of the period	$13,503	$56,776

Supplemental disclosure of cash flow information:
Interest paid	$10,163	$4,951

Interest capitalized	$17	$1

Non-cash activities:
Distributions payable	$6,303	$4,654
Stock issued through dividend reinvestment plan	1,961	1,380
Liability for capital expenditures	327	205
Assumption of mortgage loan payable	35,081	—
Minority interests	4,933	—

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

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

On July 1, 2007, U.S. Trust Corporation and all of its subsidiaries, including the Manager and placement agent of the Fund, were acquired by Bank of America Corporation (“BAC”). As a result of this transaction, UST Advisers, Inc., the Manager of the Fund, and UST Securities Corp., the Fund’s placement agent, (both indirect subsidiaries of U.S. Trust Corporation) are now indirect wholly-owned subsidiaries of, and controlled by, BAC. Prior to the transaction, U.S. Trust and its subsidiaries, including UST Advisers, Inc. and UST Securities Corp., were controlled by The Charles Schwab Corporation. UST Advisers, Inc. continued to serve as the Manager of the Fund and UST Securities Corp. continued to serve as the placement agent to the Fund, and the Fund has consented to the change in ownership of the Manager and UST Securities Corp. UST Securities Corp. also engaged Bank of America, N.A. and Bank of America Investment Services, Inc. as sub-placement agents. Our Manager is affiliated with Alternative Investment Solutions within the Global Wealth & Investment Management division of BAC. On February 22, 2008, U.S. Trust merged into Bank of America, N.A. (“BANA”), an indirect wholly-owned subsidiary of BAC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates. We consider Accounting Principles Board (“APB”) Opinion 18: “The Equity Method of Accounting for Investments in Common Stock”, Statement of Position (“SOP”) 78-9: “Accounting for Investments in Real Estate Ventures”, Emerging Issues Task Force (“EITF”) 96-16: “Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights”, EITF 04-5: “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” (“FIN 46(R)”), to determine the method of accounting for each entity in which we own less than a 100% interest. In determining whether we have a controlling interest in a non-wholly-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the members as well as whether the entity is a variable interest entity in which the Fund will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. With respect to our 80% interest in 111 Sutter Street, we have concluded that we do not control the non-wholly-owned entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing collateralized by assets of the venture. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority interests represent the minority members’ proportionate share of the equity in our consolidated variable interest entities (as determined by FIN 46(R)), 9800 South Meridian, 18922 Forge Drive, The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, Campus Edge Lafayette and Campus Lodge Tampa for which we are the primary beneficiary. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the implied fair value, based on the purchase price. Minority interests will increase for the minority members’ share of net income of these variable interest entities and decrease for the minority members’ share of net loss and distributions.

Certain of the Fund’s joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Fund is not obligated to purchase the interest of its outside joint venture partners.

The interim financial data as of March 31, 2008 and for the three months ended March 31, 2008 and March 31, 2007 is unaudited; however, in the opinion of the Fund, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

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

Pursuant to the provisions of SFAS 144, properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Fair value is based upon the property’s most recent appraisal by a third party and carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held for sale.

If circumstances arise and the Fund decides not to sell a property previously classified as held for sale, the property shall be reclassified as held and used for all periods presented. A property that is reclassified shall be measured at the lower of its carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property never been designated as held for sale or the fair value at the date of the decision to no longer sell the property. If a property is reclassified as held and used, the results of operations previously reported in discontinued operations shall be reclassified and included in income from continuing operations for all periods presented. During the period ended March 31, 2008, the Fund decided to no longer market Metropolitan Park North for sale, and has reclassified its assets and liabilities as held and used.

Investments in Unconsolidated Real Estate Affiliates

We account for our investments in unconsolidated real estate affiliates using the equity method whereby the costs of the investments are adjusted for our share of equity in net income or loss from the date of acquisition and reduced by distributions received. The limited liability company agreements (the “Agreements”) with respect to the unconsolidated real estate affiliates provide that elements of assets, liabilities and funding obligations are shared in accordance with our ownership percentage. In addition, we share in the profits and losses, cash flows, distributions and other matters relating to our unconsolidated real estate affiliates in accordance with the Agreements.

To the extent that the Fund’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Fund’s share of equity in income of the unconsolidated affiliates.

The Fund evaluates the carrying value of its investments in unconsolidated joint ventures in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We analyze our investments in unconsolidated real estate affiliates when circumstances change and at least annually and determine if an “other-than-temporary” impairment exists and, if so, utilize a undiscounted cash flow analysis to assess our ability to recover our carrying cost of the investment. The Fund concluded that it did not have an “other-than-temporary” impairment in any of its investments in unconsolidated joint ventures in 2008 or 2007.

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. For the three months ended March 31, 2008 and 2007, $404 and $316, respectively, have been recognized as straight-line rent revenue

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

(representing rents recognized prior to being billed and collectible as provided by the terms of the leases). Also included, as an increase to rent revenue, for the three months ended March 31, 2008 and 2007, are $134 and $306, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by FASB Statement No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.

Percentage rents are recognized when earned as certain tenant sales volume targets, as specified by the lease terms, are met. For the three months ended March 31, 2008 and 2007, $165 and $63 in the aggregate, respectively, have been recognized in tenant recoveries and other rental income.

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At March 31, 2008 and December 31, 2007, our allowance for doubtful accounts was $500 and $424, respectively.

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

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at March 31, 2008 and December 31, 2007 was $1,620 and $1,356, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist principally of long-term notes receivable from local governments related to real estate tax rebates and sales tax sharing agreements. The acquisition of Marketplace at Northglenn included an Enhanced Sales Tax Incentive Program (“ESTIP”) note receivable from the local government that allows us to share in sales tax revenue generated by the retail center until a specified amount has been paid to us. At March 31, 2008 and December 31, 2007, $818 and $1,107, respectively, were the remaining balances owed to the Fund. The acquisition of 25850 S. Ridgeland (formerly referred to as TNT Logistics) included a Tax Increment Financing Note (a “TIF Note”) issued by the Village of Monee, which will reimburse to us approximately 90% of the real estate tax payments made on the property through 2016 or until the TIF note receivable is repaid. The TIF Note bears interest at 7%. At March 31, 2008 and December 31, 2007, $4,648 was the remaining balance owed to the Fund. Cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes.

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

Derivative Instruments

In August 2007, we entered into foreign currency forward contracts, to hedge our foreign exchange exposure, for exchanges between United States Dollars and Canadian Dollars. We contracted to buy United States Dollars with Canadian Dollars at each quarter end for the next three quarters, ending on December 31, 2008. We have not designated these forward contracts as accounting hedges. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, these derivatives are recorded at fair value within accounts payable and other accrued expenses on the Consolidated Balance Sheet with gains and losses reported in gain on foreign currency derivative in the Consolidated Statement of Operations and Comprehensive Loss. We do not enter into foreign exchange forward contracts for trading purposes.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. As of March 31, 2008, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 1 to 29 years.

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles, acquired non-amortizing land purchase options and tenant improvements and lease commissions funding commitment, which are reported net of accumulated amortization of $48,772 and $37,675 at March 31, 2008 and December 31, 2007, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $8,638 and $7,780 at March 31, 2008 and December 31, 2007, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value in accordance with SFAS 144. To the extent an impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations. Our non-amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A non-amortizing intangible asset is considered to be impaired when the carrying amount of the non-amortizing intangible asset is greater than its fair value in accordance with SFAS 142. To the extent an impairment has occurred, the excess of the carrying value of the non-amortizing intangible asset over its estimated fair value will be charged to operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2007 is as follows:

	Acquired in-place leases	Acquired above- market leases	Below- market ground leases	Acquired below- market leases
2008	$26,861	$2,103	$179	$(3,355)
2009	12,769	2,074	179	(3,196)
2010	9,990	1,429	179	(2,899)
2011	9,026	1,172	176	(2,670)
2012	6,763	803	176	(1,400)
Thereafter	23,529	2,526	11,622	(6,432)

	$88,938	$10,107	$12,511	$(19,952)

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

Earnings Per Share (“EPS”)

Basic per share amounts are based on the weighted average of shares outstanding of 3,601,239 and 2,834,022 for the three months ended March 31, 2008 and 2007, respectively. We have no dilutive or potentially dilutive securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

At March 31, 2008, we held one investment outside the United States. For the three months ended March 31, 2008, total revenues of this foreign investment were $1,132. For the three months ended March 31, 2008, total revenues of our United States investments were $26,325. At March 31, 2008 and December 31, 2007, total assets of our foreign investment were $43,845 and $45,983, respectively. At March 31, 2008 and December 31, 2007, total assets of our United States investments were $1,086,195 and $1,024,205, respectively. Prior to August 2007, we did not hold any investments outside of the United States.

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

NOTE 3—PROPERTY

The primary reason we make acquisitions of real estate investments in the retail, office, industrial, and apartment property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The consolidated properties held within the Fund as of March 31, 2008 are as follows:

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Gross Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	100%	8/27/2004	$59,582

Havertys Furniture (1)	Industrial	808,000	Braselton, GA	100%	12/3/2004	$28,468

Hagemeyer Distribution Center	Industrial	300,000	Auburn, GA	100%	12/3/2004	$10,170

25850 S. Ridgeland	Industrial	719,000	Monee, IL	100%	12/31/2004	$25,166

Georgia Door Sales Distribution Center	Industrial	254,000	Austell, GA	100%	2/10/2005	$8,500

105 Kendall Park Lane	Industrial	409,000	Atlanta, GA	100%	6/30/2005	$18,781

Waipio Shopping Center	Retail	137,000	Waipahu, HI	100%	8/1/2005	$30,485

Marketplace at Northglenn	Retail	439,000	Northglenn, CO	100%	12/21/2005	$91,476

CHW Medical Office Portfolio (2)	Office	755,000	CA and AZ	100%	12/21/2005	$136,808

Metropolitan Park North	Office	187,000	Seattle, WA	100%	3/28/2006	$89,179

Stirling Slidell Shopping Centre	Retail	139,000	Slidell, LA	100%	12/14/2006	$23,367

9800 South Meridian (3)	Office	144,000	Englewood, CO	90%	12/26/2006	$14,662

18922 Forge Drive (4)	Office	91,000	Cupertino, CA	90%	2/15/2007	$26,233

4001 North Norfleet Road	Industrial	702,000	Kansas City, MO	100%	2/27/2007	$37,579

Station Nine Apartments	Apartment	312,000	Durham, NC	100%	4/16/2007	$56,417

Westar Office Portfolio	Office	141,000	St. Charles, MO	100%	6/13/2007	$28,636

The District at Howell Mill (5)	Retail	306,000	Atlanta, GA	87.85%	6/15/2007	$78,661

Canyon Plaza	Office	199,000	San Diego, CA	100%	6/26/2007	$54,973

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Gross Acquisition Price
Railway Street Corporate Centre	Office	137,000	Calgary, Canada	100%	8/30/2007	$42,614

Cabana Beach San Marcos (6)	Apartment	278,000	San Marcos, TX	78%	11/21/2007	$29,376

Cabana Beach Gainesville (6)	Apartment	545,000	Gainesville, FL	78%	11/21/2007	$74,277

Campus Lodge Athens (6)	Apartment	229,000	Athens, GA	78%	11/21/2007	$20,980

Campus Lodge Columbia (6)	Apartment	256,000	Columbia, MO	78%	11/21/2007	$24,852

Campus Edge Lafayette (6)	Apartment	207,000	Lafayette, LA	78%	1/15/2008	$26,870

Campus Lodge Tampa (6)	Apartment	431,000	Tampa, FL	78%	2/29/2008	$46,787

(1)	Includes 297,000 square feet of development constructed subsequent to the acquisition date. Acquisition price does not include approximately $11,000 of construction costs related to this development. During 2007, we executed a bargain purchase option to acquire a fee simple interest in the land on which the building resides. The land was valued at approximately $3,100 as part of the initial acquisition and recorded as a non-amortizing intangible asset until the bargain purchase option was executed. Upon execution, the land was reclassified from acquired intangible assets to land.
(2)	Consists of a portfolio of leasehold interests in fifteen medical office buildings located throughout Southern California and the greater Phoenix metropolitan area. The buildings are all subject to ground leases expiring in 2078. The other member, an unrelated third party, owned a 5% interest, until December 31, 2007 when we acquired its 5% membership interest. CHW Medical Office Portfolio was consolidated into the Fund based on the provisions of FIN 46(R).
(3)	The building has undergone significant upgrades, which involved increasing the rentable space by approximately 10,000 square-feet and leasing the building to new tenants. The other member, owning a 10% interest, is an unrelated third party. 9800 South Meridian was consolidated into the Fund based on the provisions of FIN 46(R). The other member has the opportunity to earn a promoted return for meeting certain performance goals.
(4)	The other member, owning a 10% interest, is an unrelated third party. 18922 Forge Drive was consolidated into the Fund based on the provisions of FIN 46(R). The other member has the opportunity to earn a promoted return for meeting certain performance goals.
(5)	The other tenant in common, owning a 12.15% interest, is an unrelated third party. The District at Howell Mill was consolidated into the Fund based on the provisions of FIN 46(R).
(6)	The other tenant in common, owning a 22% interest, is an investment fund advised by our Advisor. The property was consolidated into the Fund based on the provisions of FIN 46(R).

We allocated the purchase price of our 2008 acquisitions in accordance with SFAS 141 as follows:

2008 Acquisitions
Land	$8,986
Building and equipment	54,185
In-place lease intangible	8,161
Personal Property	3,822
Debt assumption fee	84
Debt premium	(1,581)
Assumption of mortgage note payable	(33,500)

$40,157

Weighted average amortization period for intangible assets and liabilities	6 - 7 months
Weighted average amortization period for debt assumption fee and discount	9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

Held for sale

During the first quarter of 2008, the Advisor determined that the conditions in the capital markets were not opportune to dispose of Metropolitan Park North, which as of December 31, 2007 was classified as held for sale. The property was returned to continuing operations for all periods presented. During the quarter ended March 31, 2008, the Fund recorded catch up of depreciation and amortization of building and intangible assets and liabilities in the net amount of $1,414. The catch up related to the period that Metropolitan Park North was classified as held for sale during 2007.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

Legacy Village

On August 25, 2004, we acquired a 46.5% membership interest in Legacy Village Investors, LLC which owns Legacy Village (“Legacy Village”), a 595,000 square-foot lifestyle center in Lyndhurst, Ohio, built in 2003. The aggregate consideration for our 46.5% ownership interest was approximately $35,000. Legacy Village was encumbered by an approximate $97,000 amortizing mortgage loan at 5.625% maturing on January 1, 2014. On December 23, 2004, Legacy Village increased the existing mortgage loan by $10,000 under the same terms as the existing mortgage loan. Proceeds of the loan were distributed to the members pro rata in accordance with their ownership percentages.

111 Sutter Street

On March 29, 2005, we acquired an 80% membership interest in CEP Investors XII LLC, which owns 111 Sutter Street (“111 Sutter Street”) in San Francisco, California, a 286,000 square-foot , multi-tenant office building built in 1926 and renovated in 2001. The aggregate consideration paid for the 80% membership interest was approximately $24,646. On June 22, 2005, the limited liability company finalized a $56,000 fixed-rate mortgage loan maturing in 10 years at 5.58%.

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

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	March 31, 2008	December 31, 2007
ASSETS
Investments in real estate (net)	$168,411	$169,401
Cash and cash equivalents	2,204	1,848
Other assets	21,165	23,263

TOTAL ASSETS	$191,780	$194,512

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$154,949	$155,566
Due to affiliate	122	44
Other liabilities	6,511	7,821

TOTAL LIABILITIES	161,582	163,431
Members’ Equity	30,198	31,081

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$191,780	$194,512

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	March 31, 2008	December 31, 2007
Members’ equity	$30,198	$31,081
Less: other members’ equity	(11,103)	(11,254)
Purchase price in excess of ownership interest in unconsolidated real estate affiliates (a)	23,416	23,656

Investments in unconsolidated real estate affiliates	$42,511	$43,483

(a)	The purchase price in excess of our ownership interest in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The excess is being amortized over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. The excess allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Total revenues	$7,768	$7,393
Total operating expenses	5,191	5,020

Operating income	2,577	2,373
Total other expenses	2,197	2,190

Net income	$380	$183

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net income of unconsolidated real estate affiliates	$380	$183
Other members’ share of net income	(157)	(20)
Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(37)	(37)
Other expense from unconsolidated real estate affiliates	—	(1)

Equity in income of unconsolidated real estate affiliates	$186	$125

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

Property	Maturity Date	Fixed / Floating	Rate	Amount payable as of
				March 31, 2008	December 31, 2007

Monument IV at Worldgate	September 1, 2011	Fixed	5.29%	$37,226	$37,365

Havertys Furniture	January 1, 2015	Fixed	5.23%	18,100	18,100

Havertys Furniture	January 1, 2015	Fixed	6.19%	11,025	11,025

Hagemeyer Distribution Center	January 1, 2015	Fixed	5.23%	6,500	6,500

Georgia Door Sales Distribution Center	January 1, 2015	Fixed	5.31%	5,400	5,400

25850 S. Ridgeland	April 1, 2012	Fixed	5.05%	16,387	16,474

105 Kendall Park Lane	September 1, 2012	Fixed	4.92%	13,000	13,000

Waipio Shopping Center	November 1, 2010	Fixed	5.15%	19,950	19,950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

				Amount payable as of
Property	Maturity Date	Fixed / Floating	Rate	March 31, 2008	December 31, 2007

Marketplace at Northglenn	January 1, 2016	Fixed	5.50%	64,359	64,500

CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	17,467	17,538

CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,202	15,264

CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,743	15,807

CHW Medical Office Portfolio	March 1, 2014	Fixed	5.79%	34,363	34,498

Metropolitan Park North (1)	April 1, 2013	Fixed	5.73%	61,000	61,000

Stirling Slidell Shopping Centre	April 1, 2014	Fixed	5.15%	13,759	13,818

9800 South Meridian	January 1, 2010	Floating	LIBOR + 1.60%	12,926	11,338

18922 Forge Drive	February 14, 2014	Fixed	6.24%	19,050	19,050

4001 North Norfleet Road	March 1, 2017	Fixed	5.60%	24,230	24,230

Station Nine Apartments	May 1, 2017	Fixed	5.50%	36,885	36,885

Westar Office Portfolio	July 1, 2013	Fixed	6.05%	11,050	11,050

Westar Office Portfolio	March 1, 2015	Fixed	5.60%	7,241	7,278

The District at Howell Mill	March 1, 2027	Fixed	5.30%	35,000	35,000

The District at Howell Mill	June 1, 2017	Fixed	6.14%	10,000	10,000

Canyon Plaza	June 1, 2017	Fixed	5.90%	30,937	31,000

Railway Street Corporate Centre (2)	September 1, 2017	Fixed	5.16%	28,782	29,929

Cabana Beach San Marcos	December 1, 2014	Fixed	5.57%	19,650	19,650

Cabana Beach Gainesville	December 1, 2014	Fixed	5.57%	49,107	49,108

Campus Lodge Athens	December 1, 2014	Fixed	5.57%	13,723	13,723

Campus Lodge Columbia	December 1, 2014	Fixed	5.57%	16,341	16,341

Campus Edge Lafayette	February 1, 2015	Fixed	5.57%	17,466	—

Campus Lodge Tampa	October 1, 2016	Fixed	5.95%	33,500	—

				715,369	664,821

Line of Credit	February 21, 2009	Floating	5.25%	37,000	29,000

Net debt discount on assumed debt				(948)	(2,505)

				$751,421	$691,316

(1)	This loan is associated with Metropolitan Park North which was classified as held for sale as of December 31, 2007 and subsequently reclassified to held and used during the first quarter of 2008.
(2)	This loan is denominated in Canadian dollars, but is reported in US dollars at the exchange rate in effect on the balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

We have recognized a premium or discount on debt we assumed with the following property acquisitions:

Property	Net Debt Premium / (Discount)	Effective Interest Rate
CHW Medical Office Portfolio	$1,628	5.41%
Stirling Slidell Shopping Centre	(226)	5.57%
Westar Office Portfolio	(15)	6.17%
The District at Howell Mill	(3,663)	6.34%
Canyon Plaza	(237)	6.10%
Campus Lodge Tampa	1,565	6.10%

Total	(948)

Aggregate principal payments of mortgage notes payable as of March 31, 2008 are as follows:

Year	Amount
2008	$2,820
2009	4,088
2010	40,074
2011	43,158
2012	35,596
Thereafter	589,633

Total	$715,369

Land, buildings, equipment, and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $1,125,000 and $1,050,000 at March 31, 2008 and December 31, 2007, respectively, have been pledged as collateral.

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement, to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by BAC. The line of credit expires on February 21, 2009, and can be extended by the Fund for one year. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings will increase by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Beginning on April 29, 2008 we will be paying an additional 0.50% on our line of credit borrowing until our debt service coverage ratio returns to 1.50 to 1.00 or greater. We had $37,000 at 5.25% and $29,000 at 6.52%, borrowed on our line of credit at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, we had issued four letters of credit from our line of credit totaling approximately $3,000, which were used as additional collateral on four of our apartment communities. As of March 31, 2008, we were in compliance with the terms of our line of credit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

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

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At March 31, 2008 and December 31, 2007, no subscription commitments were held in escrow. For the three months ended March 31, 2008 and for the year ended December 31, 2007, we sold 103,577 Shares for $12,432 and 1,085,201 Shares for $126,824, respectively, to subscribers whose funds were held in the escrow account prior to the sale. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Share Repurchase Program

Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we intend to provide limited liquidity to our stockholders by conducting tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders.

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

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the three months ended March 31, 2008, we issued 16,337 Shares for approximately $1,961, under the plan. For the year ended December 31, 2007, we issued 53,719 Shares for approximately $6,315, under the plan.

NOTE 7—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of NAV, calculated quarterly. The fixed portions of the management and advisory fees for the three months ended March 31, 2008 and 2007 were $1,622 and $1,224, respectively. Included in manager and advisor fees payable at March 31, 2008 and December 31, 2007 was $1,622 and $1,599, respectively, of fixed fee expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. The total variable fees for the three months ended March 31, 2008 and 2007 were $508 and $356, respectively. Included in manager and advisor fees payable at March 31, 2008 and December 31, 2007 was $508 and $433, respectively, of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the three months ended March 31, 2008 and 2007 were $357 and $305, respectively, of which $483 and $775 was included in manager and advisory fees payable at March 31, 2008 and December 31, 2007, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful investments made by us and unsuccessful acquisitions for the three months ended March 31, 2008 and 2007 were $243 and $42, respectively, $186 of which was included in accounts payable and other accrued expenses at December 31, 2007. Acquisition fees and due diligence costs for successful acquisitions are capitalized as part of the real estate acquisition. Costs for unsuccessful acquisitions are expensed.

On December 23, 2004, we entered into an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager, which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the three months ended March 31, 2008 and 2007 were limited to $811 and $612, respectively. Actual Fund level expenses for the three months ended March 31, 2008 were $329 less than the amount allowed under the Expense Limitation Agreement. Therefore, no Fund level expenses are being carried forward to future periods. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The Expense Limitation Agreement was scheduled to expire on December 31, 2007, but was renewed and extended through December 31, 2008. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the expense limitation agreement, such as expenses related to unsuccessful acquisitions and state franchise taxes and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill and Westar Office Portfolio. For the three months ended March 31, 2008 and 2007, JLL was paid $36 and $5, respectively, for property management services performed. In 2008, JLL was paid $61 of loan placement fees related to the mortgage debt on Campus Edge Lafayette. In 2007, JLL was paid $741 of loan placement fees related to the mortgage debt on the Station Nine Apartments, Railway Street Corporate Centre, and four student oriented apartment communities. The placement agent for the Fund is UST Securities Corp., the sub-placement agents are BAC and Bank of America Investment Services Inc., all affiliates of the Manager. The placement and sub-placement agents receive no compensation from us for their services.

The Fund has mortgage notes payable to BAC collateralized by Monument IV at Worldgate and Station Nine Apartments. BAC is also the lender on up to $10,000 of the Fund’s line of credit. Interest and fees paid to BAC related to the loans for the three months ended March 31, 2008 were $1,090. Interest and fees paid to BAC related to the loans for the period from July 1, 2007 (the date BAC acquired the Manager) through December 31, 2007 were $1,012. Included in mortgage notes and other debt payable at March 31, 2008 and December 31, 2007 was approximately $79,402 and $78,393 of debt payable to BAC, respectively.

On November 21, 2007, the Fund acquired 78% tenant in common interests in four student oriented apartment communities. The gross purchase price for the four apartment communities was approximately $149,500, of which the Fund’s share was approximately $116,600. The four apartment communities were acquired using proceeds from four cross-collateralized loans totaling $98,800, fixed-rate for seven years at 5.57%, interest only for the first two years. The 22% tenant in common interest owner for each of these four student housing apartment communities is an investment fund advised by our Advisor, and in which the parent company of our Advisor owns a minority interest. The 22% tenant in common also paid the advisor an acquisition fee equal to 0.50% of its acquisition price related to the purchase of the four apartment communities. The tenant in common agreements were executed with customary business terms that provide for the sharing of net income or loss and cash flow based on each tenant in common’s ownership percentage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

On January 15, 2008 and February 29, 2008, the Fund acquired 78% tenant in common interests in two student oriented apartment communities. The gross purchase price for the two apartment communities was approximately $73,700, of which the Fund’s share was approximately $57,500. One of the two apartment communities was acquired using proceeds from a cross-collateralized loan totaling $17,500, fixed-rate for seven years at 5.57%, interest only for the first two years. In the acquisition of the other apartment community, the Fund assumed a loan totaling $33,500, fixed-rate for eight years at 5.95%. The 22% tenant in common interest owner for each of these two student housing apartment communities is an investment fund advised by our Advisor, and in which the parent company of our Advisor owns a minority interest. The 22% tenant in common also paid the advisor an acquisition fee equal to 0.50% of its acquisition price related to the purchase of the two apartment communities, which is included in the manager and advisory fee payable amount disclosed above. The tenant in common agreements were executed with customary business terms that provide for the sharing of net income or loss and cash flow based on each tenant in common’s ownership percentage.

NOTE 8—COMMITMENTS AND CONTINGENCIES

From time to time, we have entered into contingent agreements for the acquisition of properties. Such acquisitions are subject to satisfactory completion of due diligence.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1,900 into an escrow account to fund future tenant improvements and leasing commissions. At March 31, 2008, we had approximately $1,600 deposited in this escrow, and we expect to fund approximately $300 during the remainder of 2008. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At March 31, 2008, our capital account escrow account balance was $593. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North requires that on or before April 1, 2009, we are obligated to post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 deposit to us. If the tenant fails to provide notice of its renewal, we are obligated to post an additional $2,800 deposit into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. At March 31, 2008, we had approximately $144 deposited in this escrow and we expect to fund approximately $168 during the remainder of 2008.

NOTE 9—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The FASB deferred application of certain elements of SFAS No. 157 relating to non-financial assets and liabilities. The adoption of this standard on January 1, 2008 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected not to apply SFAS No. 159 to our financial assets and financial liabilities. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Fund is currently assessing the potential impact of SFAS No. 161 on its financial statements.

NOTE 10—ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Various inputs are used in determining the fair value. These inputs are summarized in the three broad levels listed below:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.

•

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.

•

Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.

The following table provides the fair value measurements of applicable Fund liabilities by level within the fair value hierarchy as of March 31, 2008. These assets and liabilities are measured on a recurring basis.

Liabilities at fair value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Foreign Currency Derivative	$131	$—	$131	$—

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable is approximately $202 lower and $400 lower, respectively, than the aggregate carrying amounts at March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

and December 31, 2007. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt). The fair value of our mortgage notes and other debt payable was approximately $172 higher and $1,870 lower than the aggregate carrying amounts at March 31, 2008 and December 31, 2007, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

NOTE 11—DISTRIBUTIONS PAYABLE

On March 21, 2008, our Board of Directors declared a $1.75 per share distribution to Stockholders of record as of February 15, 2008, payable on May 2, 2008.

NOTE 12—PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information has been presented as a result of the acquisitions made by the Fund during 2007 and 2008 and includes the historical results of all acquisitions made during these years. In our opinion, all significant adjustments necessary for a fair presentation of the pro forma financial information for the periods have been included. The pro forma financial information is based upon historical financial information and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred at the beginning of each period presented, or to project results for any future period.

	2008	2007
Total revenue	$28,587	$24,300
Net loss	$(9,996)	$(9,194)
Loss per share-basic and diluted	$(2.70)	$(2.48)

NOTE 13—SUBSEQUENT EVENTS

On May 2, 2008, the Fund issued 17,111 shares as part of its dividend reinvestment plan.

* * * * *

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dollars are shown in thousands, except share and per share amounts.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Factors that could cause us not to realize our plans, intentions or expectations include, but are not limited to, those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in the Fund’s Form 10-K filed with the SEC on March 7, 2008 (the “2007 Form 10-K”) and our periodic reports filed with the SEC, including risks related to: (i) commercial real estate ownership; (ii) competition for attractive investments; (iii) performance of the Manager and the Advisor; (iv) conflicts of interest between the Fund and the Manager or the Advisor;

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of March 31, 2007, were comprised of:

Monument IV at Worldgate,

Havertys Furniture,

Hagemeyer Distribution Center,

25850 S. Ridgeland,

Georgia Door Sales Distribution Center,

105 Kendall Park Lane,

Waipio Shopping Center,

Marketplace at Northglenn,

the CHW Medical Office Portfolio,

Metropolitan Park North,

Stirling Slidell Shopping Centre,

9800 South Meridian,

18922 Forge Drive and

4001 North Norfleet Road.

In addition to the properties listed above, the following properties refer to our Consolidated Properties as of March 31, 2008:

Station Nine Apartments,

Westar Office Portfolio,

The District at Howell Mill,

Canyon Plaza,

Railway Street Corporate Centre,

Cabana Beach San Marcos,

Cabana Beach Gainesville,

Campus Lodge Athens,

Campus Lodge Columbia,

Campus Edge Lafayette and

Campus Lodge Tampa.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consisted of Legacy Village and 111 Sutter Street as of March 31, 2008 and 2007. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one, five and ten-year time horizons and select investments that we believe meet our objectives. We own certain investments that provide us with significant cash flows that do not get treated as revenue under GAAP, but do get factored into our Cash on Cash Return calculations. Examples of such non-revenue generating cash flows include the sales tax sharing agreement at Marketplace at Northglenn (See Note 2 for a description of the Enhanced Sales Tax Incentive Program (“ESTIP”)), the real estate tax reimbursement agreement at 25850 S. Ridgeland (See Note 2 for a description of the 25850 S. Ridgeland Tax Increment Financing Note (“TIF Note”)) and the income guarantees from the seller of five student oriented apartment communities we acquired in November 2007 and February 2008. For GAAP purposes, cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes. For GAAP purposes, cash received from the seller of the student oriented apartment communities income guarantees is treated as a reduction of purchase price. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns (See Note 2).

The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. These tables provide examples of how the Advisor evaluates the Fund Portfolio when making investment decisions.

Property Sector Diversification

Consolidated Properties
Estimated Percent of Fair Value March 31, 2008
Office
Commercial Office	31%
Medical Office	14%
Retail	20%
Industrial	14%
Apartment	21%
Unconsolidated Properties
Estimated Percent of Fair Value March 31, 2008
Office
Commercial Office	49%
Medical Office	—
Retail	51%
Industrial	—
Apartment	—

Geographic Region Diversification

Consolidated Properties
Estimated Percent of Fair Value March 31, 2008
East	11%
West	44%
Midwest	10%
South	31%
International	4%
Unconsolidated Properties
Estimated Percent of Fair Value March 31, 2008
East	—
West	49%
Midwest	51%
South	—
International	—

Seasonality

Our investments are not materially impacted by seasonality, despite certain of our retail tenants being impacted by seasonality. Percentage rents (rents computed as a percentage of tenant sales) that we earn from investments in retail and office properties may, in the future, be impacted by seasonality.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Acquisitions

Consolidated Properties

Consolidated Property acquisitions completed since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Current Percentage Leased
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	100%

Havertys Furniture	Industrial	Braselton, GA	December 3, 2004	100%	808,000	100%

Hagemeyer Distribution Center	Industrial	Auburn, GA	December 3, 2004	100%	300,000	100%

25850 S. Ridgeland	Industrial	Monee, IL	December 31, 2004	100%	719,000	100%

Georgia Door Sales Distribution Center	Industrial	Austell, GA	February 10, 2005	100%	254,000	100%

105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%

Waipio Shopping Center	Retail	Waipahu, HI	August 1, 2005	100%	137,000	99%

Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	100%	439,000	95%

CHW Medical Office Portfolio (1)	Office	CA and AZ	December 21, 2005	100%	755,000	90%

Metropolitan Park North	Office	Seattle, WA	March 28, 2006	100%	187,000	100%

Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	95%

9800 South Meridian (2)	Office	Englewood, CO	December 26, 2006	90%	144,000	90%

18922 Forge Drive (2)	Office	Cupertino, CA	February 15, 2007	90%	91,000	100%

4001 North Norfleet Road	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%

Station Nine Apartments	Apartment	Durham, NC	April 16, 2007	100%	312,000	98%

Westar Office Portfolio	Office	St. Charles, MO	June 13, 2007	100%	141,000	100%

The District at Howell Mill (3)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	100%

Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%

Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	137,000	100%

Cabana Beach San Marcos (4)	Apartment	San Marcos, TX	November 21, 2007	78%	278,000	78%

Cabana Beach Gainesville(4)	Apartment	Gainesville, FL	November 21, 2007	78%	545,000	82%

Campus Lodge Athens(4)	Apartment	Athens, GA	November 21, 2007	78%	229,000	95%

Campus Lodge Columbia (4)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	62%

Campus Edge Lafayette (4)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	99%

Campus Lodge Tampa(4)	Apartment	Tampa, FL	February 29, 2008	78%	431,000	97%

(1)	We acquired a 95% economic interest in the limited liability company that owns leasehold interests in the CHW Medical Office Portfolio. On December 31, 2007, we acquired the remaining 5% economic interest.
(2)	We acquired a 90% ownership interest in the limited liability company that owns a fee interest in this property.
(3)	We acquired an 87.85% tenancy in common interest in the limited liability company that owns a fee interest in this property.
(4)	We acquired a 78% tenancy in common interest in the limited liability company that owns a fee interest in this property.

2008 Acquisitions

On January 15, 2008, we acquired a 78% tenant in common interest in Campus Edge Lafayette, a student oriented apartment community. Campus Edge Lafayette, located in Lafayette, Louisiana near University of Louisiana—Lafayette has 168 units and 524 bedrooms. Leases for this property generally have a term of one year. The gross purchase price was approximately $26,870.

On February 29, 2008, we acquired a 78% tenant in common interest in Campus Lodge Tampa, a student oriented apartment community. Campus Lodge Tampa, located in Tampa, Florida near University of South Florida has 312 units and 1,068 bedrooms. Leases for this property generally have a term of one year. The gross purchase price was approximately $46,787.

Unconsolidated Properties

Unconsolidated Properties acquired since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Current Percentage Leased
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	94%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80.0%	286,000	99%

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

Results of Operations for the three months ended March 31, 2008 and 2007:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties owned by us for the entire three months ended on March 31, 2008, which were also owned by us during the entire three months ended on March 31, 2007. Comparable real estate investments at March 31, 2008 include:

Monument IV at Worldgate,

Havertys Furniture,

Hagemeyer Distribution Center,

25850 S. Ridgeland,

Georgia Door Sales Distribution Center,

105 Kendall Park Lane,

Waipio Shopping Center,

Marketplace at Northglenn,

the CHW Medical Office Portfolio,

Metropolitan Park North,

Stirling Slidell Shopping Centre and

9800 South Meridian.

Revenues

	Total Fund
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	$ Change	% Change
Revenues:
Minimum rents	$22,387	$11,684	$10,703	91.6%
Tenant recoveries and other rental income	5,070	3,543	1,527	43.1%

Total revenues	$27,457	$15,227	$12,230	80.3%

Increases in revenue line items from 2007 to 2008 are primarily attributable to the acquisition of the real estate investments that occurred during 2007 and 2008.

Included in minimum rents, as a net increase, are SFAS 141 and 142 above- and below-market lease amortization (See Note 2) of $134 and $306 for the three months ended March 31, 2008 and 2007, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $404 and $316 for the three months ended March 31, 2008 and 2007, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	$ Change	% Change
Revenues:
Minimum rents	$10,865	$11,105	$(240)	(2.2)%
Tenant recoveries and other rental income	3,664	3,509	155	4.4%

Total revenues	$14,529	$14,614	$(85)	(0.6)%

	Total Revenues Reconciliation
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Total revenues:
Comparable real estate investments	$14,529	$14,614
Non-comparable real estate investments	12,928	613

Total revenues	$27,457	$15,227

Minimum rents at comparable real estate investments decreased by $240 between the three months ended March 31, 2008 and the same period in 2007. The decrease resulted from an approximate $191 decrease at the CHW Medical Office Portfolio due to conversions from gross leases to net leases and decreased occupancy. The decrease also stemmed from an approximate $180 decrease at Metropolitan Park North due to the recapture of above market lease amortization resulting from the property being reclassified to property held and used from held for sale. These decreases were partially offset by an approximate $142 increase in minimum rent at 9800 South Meridian due to a new lease of approximately 60,000 square feet that began in the first quarter of 2008.

Tenant recoveries and other rental income increased by $155 for the three months ended March 31, 2008 over the same period in 2007. The increase was primarily due to, an approximate $194 increase in recoveries at the CHW Medical Office Portfolio related to conversions from gross leases to net leases, and an approximate $214 combined increase at Waipio

Shopping Center and Metropolitan Park North due to the increases in various reimbursable operating expenses. These increases were partially offset by the approximate $293 decrease at Marketplace at Northglenn primarily due to the decreased real estate tax recovery resulting from the property not being reassessed in 2007 as was anticipated.

Operating Expenses

	Total Fund
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$3,366	$1,890	$1,476	78.1%
Property operating	5,533	2,657	2,876	108.2%
Manager and advisor fees	2,130	1,580	550	34.8%
Fund level expenses	580	612	(32)	(5.2)%
Provision for doubtful accounts	76	103	(27)	(26.2)%
General and administrative	201	130	71	54.6%
Depreciation and amortization	16,067	5,669	10,398	183.4%

Total operating expenses	$27,953	$12,641	$15,312	121.1%

Increases in operating expense line items from 2007 to 2008 are primarily attributable to the acquisition of the real estate investments that occurred during 2007 and 2008.

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV, but are expected to grow as we continue to sell Common Stock and acquire additional properties. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but are expected to grow as the Fund grows. Increase in manager and advisor fees from 2007 to 2008 relates mainly to the fixed management and advisory fee.

Our Fund level expenses in 2008 and 2007 were subject to an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager (See Note 7), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our offering, compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of March 31, 2008 and December 31, 2007, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement was scheduled to expire on December 31, 2007, but was renewed and extended through December 31, 2008, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Decreases in provision for doubtful accounts from 2007 to 2008 relate mainly to less tenant bankruptcies at some of our multi-tenant retail and office properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. Increase in general and administrative expenses from 2007 to 2008 relates mainly to bank fees and state taxes.

We expect depreciation and amortization expense to increase as we acquire new real estate investments. Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$1,642	$1,864	$(222)	(11.9)%
Property operating	2,701	2,637	64	2.4%
Provision for doubtful accounts	76	103	(27)	(26.2)%
General and administrative	184	106	78	73.6%
Depreciation and amortization	6,481	5,475	1,006	18.4%

Total operating expenses	$11,084	$10,185	$899	8.8%

	Operating Expenses Reconciliation
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Total operating expenses:
Comparable real estate investments	$11,084	$10,185
Non-comparable real estate investments	14,142	240
Manager and advisor fees	2,130	1,580
Fund level expenses	580	612
General and administrative	17	24

Total operating expenses	$27,953	$12,641

The decrease in real estate taxes expense at comparable real estate investments is mainly due to a decrease of $281 at Marketplace at Northglenn as a result of the property not being reassessed in 2007 as was anticipated.

The increase in property operating expenses at comparable real estate investments is primarily related to an increase in repairs and maintenance expense at Metropolitan Park North of approximately $41 in addition to increases in general operating expenses.

The decrease in provision for doubtful accounts at comparable properties is mainly related to a decrease in uncollectible accounts at the CHW Medical Office Portfolio of $27 due to tenant bankruptcies that occurred during the quarter ended March 31, 2007.

The increase in general and administrative expense at comparable properties is primarily related to certain non-reimbursable state and local taxes and general property level legal costs.

The increase in depreciation and amortization expense at comparable properties is primarily related to the recapture of depreciation and amortization of approximately $1,226 at Metropolitan Park North resulting from the property being reclassified as property held and used from held for sale. This increase was partially offset by the decrease of approximately $319 at the CHW Medical Office Portfolio due to several in-place lease intangible assets becoming fully amortized in the fourth quarter of 2007.

Other Income and Expenses

	Total Fund
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	$ Change	% Change
Other income and (expenses):
Interest income	$202	$639	$(437)	(68.4)%
Interest expense	(10,446)	(5,321)	(5,125)	(96.3)%
Loss allocated to minority interests	1,377	73	1,304	1,786.3%
Equity in income of unconsolidated affiliates	186	125	61	48.8%
Gain on foreign currency derivative	347	—	347	—%

Total other income and (expenses):	$(8,334)	$(4,484)	$(3,850)	(85.9)%

Interest income decreased for the three months ended March 31, 2008 over 2007 as a result of lower interest rates in 2008 as well as maintaining lower cash balances in 2008 than were invested in 2007, prior to closing on real estate investments.

Interest expense increased from 2007 to 2008 primarily due to the acquisition of real estate investments that occurred subsequent to March 31, 2007. We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees, of $221 and $132 for the three months ended March 31, 2008 and 2007, respectively. Also included in interest expense for the three months ended March 31, 2008 and 2007, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $23 and $62, respectively.

Loss allocated to minority interests represents the other owners’ share of the net loss recognized from operations of our consolidated joint ventures (See Note 3). The amount of future income or loss allocated to the minority interest owners of our consolidated joint ventures will be directly impacted by the net income or net loss recognized by that investment. Increase in loss allocated to minority interests from 2007 to 2008 is mainly attributable to the acquisition of 18922 Forge Drive, The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia in 2007 and Campus Edge Lafayette and Campus Lodge Tampa in the first quarter of 2008.

Equity in income of unconsolidated affiliates increased by $61 as equity in the income at Legacy Village increased by $141 from equity income of $48 for the three months ended March 31, 2007 to equity income of $189 for the three months ended March 31, 2008. The increase at Legacy Village stemmed from new leases that began subsequent to March 31, 2007. Equity income from 111 Sutter Street decreased by $80 from equity income of $78 for the three months ended March 31, 2007 to equity loss of $2 for the three months ended March 31, 2008. The decrease at 111 Sutter was the result of the Fund’s joint venture partner meeting certain promoted return thresholds, resulting in it being allocated more net income than its 20% ownership share.

Gain on foreign currency derivative relates to the change in fair value of the foreign currency forward contracts. The increase in fair value resulted from the strengthening of the United States Dollar against the Canadian Dollar during the first quarter of 2008.

Current Share Price

The Current Share Price of the Common Stock is $121.58 as of March 31, 2008 (Refer to Note 6).

Liquidity and Capital Resources

The Fund’s primary uses and sources of cash are as follows:

Uses	Sources

Short-term liquidity and capital needs such as:

•     Interest payments on debt

•     Distributions to shareholders

•     Fees payable to the Manager and the Advisor

•     Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants

•     General and administrative costs

•     Other Fund level expenses

•   Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates

•   Proceeds from secured loans collateralized by individual properties

•   Proceeds from our unsecured line of credit

•   Proceeds from construction loans

•   Periodic sales of our Common Stock

•   Receipts from local governments for real estate tax reimbursements and sales tax sharing agreements

•   Sales of real estate investments

Longer-term liquidity and capital needs such as: • Acquisitions of new real estate

Uses	Sources

• Expansion of existing properties

• Tenant improvements and leasing commissions

• Debt repayment requirements, including both principal and interest

• Repurchases of our Common Stock

The sources and uses of cash for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	$ Change
Net cash provided by operating activities	$6,434	$6,435	$(1)

Net cash used in investing activities	(35,760)	(61,681)	25,921

Net cash provided by financing activities	34,463	83,052	(48,589)

Our net cash flows provided by operating activities were impacted by an increase in net loss of $6,932, caused in part by an increase in interest expense of $5,125 in addition to a $3,082 decrease in operating income. The increase in net loss was more than offset by an increase in depreciation and amortization expense of $10,398. Our working capital, which consists of cash, tenant accounts receivable, deferred rent receivable and prepaid and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2007 and March 31, 2008 by the following items:

•	an increase in deferred rent receivable of $403 offset by a decrease in prepaid expenses and other assets of $2,513, which was mainly the result of our 2008 acquisitions; and

•

a decrease in accounts payable and accrued expenses of $2,466, an increase in accrued real estate taxes of $699 due to 2008 and 2007 acquisitions and an increase in accrued interest payable of $102 as a result of acquiring real estate investments using debt.

In the future, we expect tenant accounts receivable to increase and to use significant amounts of working capital to pay operating expenses and interest expense as we acquire additional real estate investments.

Cash used in investing activities decreased as a result of a $25,801 decrease in acquisition activity for the three months ended March 31, 2008 over March 31, 2007. Cash provided by financing activities decreased for the year ended March 31, 2008 over the same period in 2007 as a result of a decrease in Share issuances of $30,629 and a decrease in net borrowings of $17,728, as a result of less acquisition activity in 2008 than in 2007.

Financing

One of our investment strategies is to use leverage in an effort to improve the overall performance of the Fund. Our target is to maintain an overall Fund Portfolio level loan-to-value ratio of not more than 65%, with an individual asset’s long-term loan-to-value ratio not to exceed 75%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at March 31, 2008 and December 31, 2007 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	March 31, 2008		December 31, 2007
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$702,443	5.57%	$653,483	5.55%
Variable	49,926	5.00%	40,338	6.43%

Total	$752,369	5.53%	$693,821	5.60%

Unconsolidated Debt

	March 31, 2008		December 31, 2007
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$90,811	5.60%	$91,098	5.60%
Variable	—	—	—	—

Total	$90,811	5.60%	$91,098	5.60%

We have placed mostly fixed-rate financing with terms ranging from 5 to 10 years. At March 31, 2008, we had one floating rate loan at LIBOR plus 160 basis points (4.30% at March 31, 2008) and a borrowing on our line of credit at 5.25%. At December 31, 2007, we had one floating rate loan at LIBOR plus 160 basis points (6.20% at December 31, 2007) and a borrowing on our line of credit at 6.52%.

We anticipate that we will continue to use mainly fixed-rate debt to acquire real estate investments as long as interest rates remain favorable.

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement, to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by BAC. The line of credit expires on February 21, 2009, and can be extended by the Fund for one year. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings will increase by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Beginning on April 29, 2008 we will be paying an additional 0.50% on our line of credit borrowing until our debt service coverage ratio returns to 1.50 to 1.00 or greater. We had $37,000 at 5.25% and $29,000 at 6.52%, borrowed on our line of credit at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, we had issued four letters of credit from our line of credit totaling approximately $3,000, which were used as additional collateral on four of our apartment communities. As of March 31, 2008, we were in compliance with the terms of our line of credit.

We anticipate that we will need a line of credit throughout the life of the Fund to accomplish our acquisition and operational objectives. In this respect, monies borrowed on our line of credit will be repaid from three sources:

•	placing fixed-rate mortgages on the Fund Portfolio,

•	cash flow generated by the Fund Portfolio, and

•	sales of our Common Stock.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as collateral for acquisitions of properties. At March 31, 2008, we had approximately $3,000 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

Contractual Cash Obligations and Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence. During the quarter ended March 31, 2008, we did not enter into any contractual commitments.

Commitments

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1,900 into an escrow account to fund future tenant improvements and leasing commissions. At March 31, 2008, we had approximately $1,600 deposited in this escrow, and we expect to fund approximately $300 during the remainder of 2008. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At March 31, 2008, our capital account escrow account balance was $593. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North requires that on or before April 1, 2009, we are obligated to post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 deposit to us. If the tenant fails to provide notice of its renewal, we are obligated to post an additional $2,800 deposit into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. At March 31, 2008, we had approximately $145 deposited in this escrow and we expect to fund approximately $168 during the remainder of 2008.

The Fund currently expects use up to $10,000 of its cash to provide limited liquidity to its stockholders by offering to repurchase Shares pursuant to a tender offer that is expected to commence in May 2008.

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

Recently Issued Accounting Pronouncements And Developments

As described in Note 9, new accounting pronouncements have been issued that are effective for the current or subsequent year. Certain new accounting pronouncements have had or are expected to have an impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancing of existing debt. As of March 31, 2008, we had consolidated debt of $752,369, which included $49,926 of variable-rate debt. Including the $948 net discount on the assumption of debt, we have consolidated debt of $751,421 at March 31, 2008. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $49,926 of variable-rate debt would have resulted in an approximately $125 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

As of December 31, 2007, we had consolidated debt of $693,821, which includes approximately $40,338 of variable–rate debt. Including the $2,505 net discount on the assumption of debt, we have consolidated debt of $691,316 at December 31, 2007. A 25 basis point movement in the interest rate on the $40,338 of variable-rate debt would result in an approximately $101 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

All our Unconsolidated Properties are financed with fixed-rate debt; therefore we are not subject to interest rate exposure at these properties.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2008, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $172 higher than the carrying value of $751,421. If treasury rates were 25 basis points higher at March 31, 2008, the fair value of our mortgage notes payable and other debt payable would have been approximately $9,610 lower than the carrying value.

At December 31, 2007, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $1,870 lower than the carrying value of $691,316. If treasury rates were 25 basis points higher at December 31, 2007, the fair value of our mortgage notes payable and other debt payable would have been approximately $11,030 lower than the carrying value.

In August 2007, we purchased Railway Street Corporate Centre located in Calgary, Canada. For this investment, we use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at weighted average rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income on the Consolidated Balance Sheet and foreign currency translation adjustment on the Consolidated Statement of Operations and Comprehensive Loss.

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts. We use foreign currency forward contracts as a hedging instrument to offset the impact of changes in exchange rates. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. We do not enter into foreign exchange forward contracts for trading purposes. We record these foreign currency forward contracts at fair value on the Consolidated Balance Sheet with gains and losses reported as a component of net loss in gain on foreign currency derivative in the Consolidated Statement of Operations and Comprehensive Loss.

Foreign currency translation gains and losses on our Canadian investment will generally be partially offset by corresponding losses and gains on the related foreign currency forward contracts. Our foreign currency forward contracts reduce, but do not entirely eliminate the impact of foreign currency exchange rate movements. For the three months ended March 31, 2008, we recognized a foreign currency translation loss of $595 and a gain on foreign currency derivative of $347. At March 31, 2008, a 10% unfavorable exchange rate movement would have increased our foreign currency translation loss by approximately $1,323 to a foreign currency translation loss of approximately $1,918 and would have also increased our gain on foreign currency derivative by approximately $728 to a gain on foreign currency derivative of approximately $597.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as the end of the period covered by this report. Based on management’s evaluation as of March 31, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

The most significant risk factors applicable to the Fund are described in Item 1A of the 2007 Form 10-K. There have been no material changes from those previously-disclosed risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the Fund’s unregistered sales of Shares for the quarter ended March 31, 2008, other than unregistered sales that were previously reported on Form 8-K.

Date	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds
February 1, 2008 (1)	16,337	$120.03	$1,961	Used to invest in cash and cash equivalents

(1)	This sale occurred pursuant to our dividend reinvestment plan.

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

Item 6.	Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

10.1	Amended and Restated Credit Agreement, dated as of February 21, 2007, by and among Excelsior LaSalle Property Fund, Inc., the lenders party thereto and PNC Bank National Association.

10.2	Lender Joinder and Assumption Agreement, dated as of July 27, 2007, by and among Bank of America, N.A., PNC Bank, National Association and Excelsior LaSalle Property Fund, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: May 8, 2008	By:	/s/ Henry I. Feuerstein
Henry I. Feuerstein
President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ Steven Suss
Steven Suss
Chief Financial Officer (principal financial officer)