Form 10-Q
period 2008-06-30
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2008-08-07
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on August 7, 2008 was 3,873,683.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except share and per share amounts

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Investments in real estate:
Land	$144,575	$135,751
Buildings and equipment	820,754	761,751
Construction in progress	—	271
Less accumulated depreciation	(33,909)	(22,652)

Net property and equipment	931,420	875,121
Investments in unconsolidated real estate affiliates	42,037	43,483

Net investments in real estate	973,457	918,604
Cash and cash equivalents	11,941	8,386
Restricted cash	5,933	6,705
Tenant accounts receivable, net	2,650	2,063
Deferred expenses, net	6,246	6,266
Acquired intangible assets, net	98,421	114,495
Deferred rent receivable, net	5,152	4,668
Prepaid expenses and other assets	6,808	9,001

TOTAL ASSETS	$1,110,608	$1,070,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes and other debt payable, net	$734,275	$691,316
Accounts payable and other accrued expenses	8,530	11,795
Distributions payable	6,299	6,092
Accrued interest	3,248	3,248
Accrued real estate taxes	4,849	3,383
Manager and advisor fees payable	2,281	2,807
Acquired intangible liabilities, net	18,211	19,952

TOTAL LIABILITIES	777,693	738,593
Minority interests	16,776	15,519
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock: $0.01 par value; 5,000,000 shares authorized; 3,859,792 and 3,586,850 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	39	36
Additional paid-in capital	421,186	386,527
Accumulated other comprehensive income	497	963
Distributions to stockholders	(60,925)	(48,323)
Accumulated deficit	(44,658)	(23,127)

Total stockholders’ equity	316,139	316,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,110,608	$1,070,188

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except share and per share amounts

(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenues:
Minimum rents	$22,900	$13,646	$45,287	$25,329
Tenant recoveries and other rental income	4,932	3,656	10,002	7,199

Total revenues	27,832	17,302	55,289	32,528
Operating expenses:
Real estate taxes	3,235	1,500	6,601	3,389
Property operating	6,280	2,984	11,813	5,641
Manager and advisor fees	2,281	1,821	4,411	3,401
Fund level expenses	807	735	1,387	1,348
Provision for doubtful accounts	56	92	132	195
General and administrative	132	176	333	306
Depreciation and amortization	18,230	7,821	34,297	13,489

Total operating expenses	31,021	15,129	58,974	27,769

Operating (loss) income	(3,189)	2,173	(3,685)	4,759
Other income and (expenses):
Interest income	166	566	368	1,205
Interest expense	(10,621)	(6,423)	(21,067)	(11,744)
Loss allocated to minority interests	2,207	65	3,584	138
Equity in income of unconsolidated affiliates	510	346	696	471
(Loss) gain on foreign currency derivative	(112)	—	235	—

Total other income and (expenses):	(7,850)	(5,446)	(16,184)	(9,930)

Net loss	(11,039)	(3,273)	(19,869)	(5,171)
Other comprehensive income (loss):
Foreign currency translation adjustment	129	—	(466)	—

Total other comprehensive income (loss)	129	—	(466)	—

Net comprehensive loss	$(10,910)	$(3,273)	$(20,335)	$(5,171)

Net loss per share-basic and diluted	$(2.97)	$(1.04)	$(5.43)	$(1.73)

Distributions declared per share	$1.75	$1.75	$3.50	$3.50

Weighted average common stock outstanding-basic and diluted	3,717,703	3,159,225	3,660,122	2,997,522

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

$ in thousands, except share and per share amounts

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2008	3,586,850	$36	$386,527	$963	$(48,323)	$(23,127)	$316,076
Issuance of common stock	397,573	4	48,147	—	—	—	48,151
Repurchase of common stock	(124,631)	(1)	(13,488)	—	—	(1,662)	(15,151)
Net loss	—	—	—	—	—	(19,869)	(19,869)
Other comprehensive loss	—	—	—	(466)	—	—	(466)
Distributions declared ($3.50 per share)	—	—	—	—	(12,602)	—	(12,602)

Balance, June 30, 2008	3,859,792	$39	$421,186	$497	$(60,925)	$(44,658)	$316,139

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except share and per share amounts

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,869)	$(5,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests	(3,584)	(138)
Depreciation	11,268	5,202
Amortization of in-place lease intangible assets	22,887	8,234
Amortization of net above- and below-market in-place leases	(490)	(553)
Amortization of financing fees	455	285
Amortization of debt premium and discount	(76)	(106)
Amortization of lease commissions	142	53
Gain on foreign currency derivative	(235)	—
Provision for doubtful accounts	132	195
Equity in income of unconsolidated affiliates	(696)	(471)
Distributions of income received from unconsolidated affiliates	700	471
Net changes in assets and liabilities:
Tenant accounts receivable	(719)	(30)
Deferred rent receivable	(487)	(770)
Prepaid expenses and other assets	2,193	50
Manager and advisor fees payable	(526)	798
Accounts payable and accrued expenses	(398)	2,182

Net cash provided by operating activities	10,697	10,231
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(36,608)	(203,993)
Capital improvements and lease commissions	(1,659)	(969)
Return of deposits for investments under contract	1,700	—
Distributions received from unconsolidated affiliates in excess of income	1,442	2,633
Loan escrows	(1,277)	(225)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net cash used in investing activities	(36,402)	(202,554)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	44,107	75,410
Repurchase of common stock	(15,151)	(13,325)
Distributions to stockholders	(8,352)	(6,512)
Distributions paid to minority interests	(520)	(159)
Contributions received from minority interests	428	—
Return of (deposits) on loan commitments	349	(266)
Draws on credit facility	35,500	28,000
Payments on credit facility	(44,500)	(15,000)
Debt issuance costs	(428)	(1,378)
Proceeds from mortgage notes and other debt payable	19,617	103,406
Principal payments on mortgage notes and other debt payable	(1,769)	(942)

Net cash provided by financing activities	29,281	169,234

Net increase (decrease) in cash and cash equivalents	3,576	(23,089)
Effect of exchange rates	(21)	—
Cash and cash equivalents at the beginning of the period	8,386	28,969

Cash and cash equivalents at the end of the period	$11,941	$5,880

Supplemental disclosure of cash flow information:
Interest paid	$20,705	$10,903

Interest capitalized	$17	$9

Non-cash activities:
Distributions payable	$6,299	$5,330
Stock issued through dividend reinvestment plan	4,043	2,775
Liability for capital expenditures	1,151	126
Assumption of mortgage loan payable	35,081	69,254
Minority interests	4,933	4,669

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

From Inception through December 22, 2004, LaSalle US Holdings, Inc. was the sole stockholder of the Fund, and the Fund was managed and advised by LaSalle Investment Management, Inc. (“LaSalle”), a Maryland corporation. On December 23, 2004, we held an initial closing (the “Initial Closing”) and sold Shares for $100 per share to approximately 400 accredited investors. Also on December 23, 2004, our sponsor, U.S. Trust Company, N.A., acting through its investment advisory division, U.S. Trust Company, N.A. Asset Management Division, became the manager of the Fund (“USTAM”). On December 16, 2005, UST Advisers, Inc. (the “Former Manager”), a wholly-owned subsidiary of U.S. Trust Company, N.A., assumed the duties and responsibilities of USTAM and became the manager of the Fund. On March 31, 2006, U.S. Trust Company, N.A. merged with its affiliate, United States Trust Company, National Association (“U.S. Trust”), with U.S. Trust as the surviving entity.

On July 1, 2007, U.S. Trust Corporation and all of its subsidiaries, including the Former Manager and placement agent of the Fund, were acquired by Bank of America Corporation (“BAC”) (the “Sale”). As a result of the Sale, the Former Manager, and UST Securities Corp., a placement agent of the Fund, became indirect wholly-owned subsidiaries of, and controlled by, BAC. Prior to its acquisition by BAC, U.S. Trust and its subsidiaries, including the Former Manager and UST Securities Corp., were controlled by The Charles Schwab Corporation. The Former Manager continued to serve as the manager of the Fund and UST Securities Corp. continued to serve as the placement agent to the Fund after the Sale, and the Fund has consented to the change in ownership of the Former Manager and UST Securities Corp. UST Securities Corp. also engaged Bank of America, N.A. and Bank of America Investment Services, Inc. as sub-placement agents. The Former Manager was affiliated with Alternative Investment Solutions within the Global Wealth & Investment Management division of BAC. On February 22, 2008, U.S. Trust merged into Bank of America, N.A. (“BANA”), an indirect wholly-owned subsidiary of BAC.

On March 11, 2008, our board of directors approved a transfer (the “Transfer”) of the Former Manager’s rights and obligations in the following agreements to Bank of America Capital Advisors, LLC, the Fund’s current manager (the (“Manager”):

•	The management agreement between the Fund and the Former Manager (the “Management Agreement”);

•	An expense limitation and reimbursement between the Fund and the Former Manager (the “Expense Limitation Agreement”); and

•	An investment advisory agreement, as amended, between the Fund, LaSalle and the Former Manager (the “Advisory Agreement”).

The Transfer became effective on May 29, 2008. The Manager is registered as an investment advisor with the Securities and Exchange Commission (the “SEC”). The Manager has the day-to-day responsibility for our management and administration pursuant to the Management Agreement.

The Former Manager and the Fund contracted with LaSalle to act as our investment advisor (the “Advisor”), pursuant to the Advisory Agreement. The Advisor is registered as an investment advisor with the SEC. The Advisor has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated, a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are overseen and undertaken by the Manager and Advisor. In accordance with Maryland law, the Fund does have certain officers who administer the Fund’s operations. These officers are employees of, and are compensated by, the Manager.

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

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of June 30, 2008, we wholly or majority owned and controlled 39 consolidated properties. As of June 30, 2008, we owned interests in two unconsolidated properties.

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

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Fund’s Form 10-K filed with the SEC on March 7, 2008 (the “2007 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2007 audited financial statements included in the 2007 Form 10-K and present interim disclosures as required by the SEC.

The interim financial data as of June 30, 2008 and for the three and six months ended June 30, 2008 and June 30, 2007 is unaudited; however, in the opinion of the Fund, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Revenue Recognition

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At June 30, 2008 and December 31, 2007, our allowance for doubtful accounts was $463 and $424, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at June 30, 2008 and December 31, 2007 was $1,953 and $1,356, respectively.

Acquisitions

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles, acquired non-amortizing land purchase options and tenant improvements and lease commissions funding commitment, which are reported net of accumulated amortization of $61,804 and $37,675 at June 30, 2008 and December 31, 2007, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $9,521 and $7,780 at June 30, 2008 and December 31, 2007, respectively, on the accompanying Consolidated Balance Sheets.

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

NOTE 3—ACQUISITIONS

The primary reason we make acquisitions of real estate investments in the retail, office, industrial, and apartment property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The consolidated properties acquired by the Fund during 2008 are as follows:

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Gross Acquisition Price
Campus Edge Lafayette (1)	Apartment	207,000	Lafayette, LA	78%	1/15/2008	$26,870

Campus Lodge Tampa (1)	Apartment	431,000	Tampa, FL	78%	2/29/2008	$46,787

(1)	The other tenant in common, owning a 22% interest, is an investment fund advised by our Advisor and in which the parent company of our Advisor owns a minority interest. The property was consolidated into the Fund based on the provisions of FIN 46(R).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

We allocated the purchase price of our 2008 acquisitions in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS 141”) as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	June 30, 2008	December 31, 2007
ASSETS
Investments in real estate (net)	$167,210	$169,401
Cash and cash equivalents	1,943	1,848
Other assets	21,647	23,263

TOTAL ASSETS	$190,800	$194,512

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$154,324	$155,566
Due to affiliate	27	44
Other liabilities	7,562	7,821

TOTAL LIABILITIES	161,913	163,431
Members’ Equity	28,887	31,081

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$190,800	$194,512

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	June 30, 2008	December 31, 2007
Members’ equity	$28,887	$31,081
Less: other members’ equity	(10,473)	(11,254)
Purchase price in excess of ownership interest in unconsolidated real estate affiliates (a)	23,623	23,656

Investments in unconsolidated real estate affiliates	$42,037	$43,483

(a)	The purchase price in excess of our ownership interest in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The excess is being amortized over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. The excess allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Total revenues	$7,669	$7,413	$15,437	$14,806
Total operating expenses	4,918	4,768	10,109	9,788

Operating income	2,751	2,645	5,328	5,018
Total other expenses	2,198	2,180	4,395	4,370

Net income	$553	$465	$933	$648

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net income of unconsolidated real estate affiliates	$553	$465	$933	$648
Other members’ share of net income	(5)	(24)	(162)	(44)
Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(38)	(85)	(75)	(122)
Other expense from unconsolidated real estate affiliates	—	(10)	—	(11)

Fund equity in income of unconsolidated real estate affiliates	$510	$346	$696	$471

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

			Amount payable as of
Property	Maturity Date	Rate	June 30, 2008	December 31, 2007
Property related debt	January 1, 2010 - March 1, 2027	4.92% - 6.24%	$715,276	$664,821
Line of Credit	February 21, 2009	4.50%	20,000	29,000
Net debt discount on assumed debt			(1,001)	(2,505)

			$734,275	$691,316

Aggregate principal payments of mortgage notes payable as of June 30, 2008 are as follows:

Year	Amount
2008	$1,909
2009	4,088
2010	40,638
2011	43,158
2012	35,597
Thereafter	589,886

Total	$715,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement, to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by BAC. The line of credit expires on February 21, 2009, and can be extended by the Fund for one year. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings will increase by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Since April 29, 2008, we have been paying an additional 0.50% on our line of credit borrowing. We will continue to pay the additional 0.50% until our debt service coverage ratio returns to 1.50 to 1.00 or greater. We had $20,000 at 4.50% and $29,000 at 6.52%, borrowed on our line of credit at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, we had issued four letters of credit from our line of credit totaling approximately $3,000, which were used as additional collateral on four of our apartment communities. As of June 30, 2008, we were in compliance with the terms of our line of credit.

NOTE 6—COMMON STOCK

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the current share price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At June 30, 2008 and December 31, 2007, no subscription commitments were held in escrow. For the six months ended June 30, 2008 and for the year ended December 31, 2007, we sold 364,107 Shares for $44,107 and 1,085,201 Shares for $126,824, respectively, to subscribers whose funds were held in the escrow account prior to the sale. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
June 2008 (1)	126,446	$121.58	126,446	(2)

(1)	Beginning on May 23, 2008 and expiring on June 20, 2008, we conducted a tender offer to repurchase up to $15,000 of our outstanding Shares at the current Share price. Because the tender offer was over subscribed, the Fund accepted, on a pro rata basis and in accordance with the terms of the offer, approximately 26.15% of each stockholder’s validity tendered Shares. The Fund made cash payments during June and July 2008 of approximately $15,400 to purchase the Shares accepted pursuant to the offer.
(2)	See discussion above regarding the Repurchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the current share price as of the reinvestment date. For the six months ended June 30, 2008, we issued 33,466 Shares for approximately $4,043, under the plan. For the year ended December 31, 2007, we issued 53,719 Shares for approximately $6,315, under the plan.

Earnings Per Share (“EPS”)

Basic per share amounts are based on the weighted average of shares outstanding of 3,717,703 and 3,660,122 for the three and six months ended June 30, 2008, respectively. Basic per share amounts are based on the weighted average of shares outstanding of 3,159,225 and 2,997,522 for the three and six months ended June 30, 2007, respectively. We have no dilutive or potentially dilutive securities.

Distributions Payable

On June 20, 2008, our board of directors declared a $1.75 per share distribution to stockholders of record as of June 25, 2008, payable on August 1, 2008.

NOTE 7—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of the Fund’s net asset value (“NAV”), calculated quarterly. The fixed portion of the management and advisory fees for the three and six months ended June 30, 2008 were $1,764 and $3,386, respectively. The fixed portion of the management and advisory fees for the three and six months ended June 30, 2007 were $1,374 and $2,598, respectively. Included in manager and advisor fees payable at June 30, 2008 and December 31, 2007 was $1,764 and $1,599, respectively, of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. The total variable fees for the three and six months ended June 30, 2008 were $517 and $1,025 respectively. The total variable fee for the three and six months ended June 30, 2007 were $447 and $803, respectively. Included in manager and advisor fees payable at June 30, 2008 and December 31, 2007 was $517 and $433, respectively, of variable fee expense.

The Advisor receives fixed and variable fees from the 22% tenant in common owner of the six student oriented apartment communities. Total fees paid to the Advisor were $99 for the three and six months ended June 30, 2008, all of which was included in manager and advisor fees payable at June 30, 2008.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the three and six months ended June 30, 2008 were $0 and $357, respectively. Total acquisition fees for the three and six months ended June 30, 2007 were $1,044 and $1,349, respectively. Included in manager and advisory fees payable at June 30, 2008 and December 31, 2007 was $0 and $775, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful investments made by us and unsuccessful acquisitions for the three and six months ended June 30, 2008 were $0 and $243, respectively. Total reimbursed due diligence costs related to successful acquisitions made by us and unsuccessful acquisitions for the three and six months ended June 30, 2007 were $118 and $185 respectively. Included in accounts payable and other accrued expenses at June 30, 2008 and December 31, 2007 was $0 and $186, respectively. Acquisition fees and due diligence costs for successful acquisitions are capitalized as part of the real estate acquisition. Costs for unsuccessful acquisitions are expensed.

On December 23, 2004, we entered into the Expense Limitation Agreement, which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the three and six months ended June 30, 2008 were limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

to $847 and $1,658, respectively. Actual Fund level expenses for the six months ended June 30, 2008 were $397 less than the amount allowed under the Expense Limitation Agreement. Therefore, no Fund level expenses are being carried forward to future periods. Fund expenses for the three and six months ended June 30, 2007 were limited to $687 and $1,299, respectively. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2008, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the Expense Limitation Agreement, such as expenses related to unsuccessful acquisitions and state franchise taxes and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill and the Westar Office Portfolio. For the three and six months ended June 30, 2008, JLL was paid $34 and $70, respectively, for property management services performed. For the three and six months ended June 30, 2007, JLL was paid $5 and $9, respectively, for property management services performed. In 2008, JLL was paid $61 of loan placement fees related to the mortgage debt on Campus Edge Lafayette. In 2007, JLL was paid $741 of loan placement fees related to the mortgage debt on the Station Nine Apartments, Railway Street Corporate Centre, and four student oriented apartment communities. The placement agent for the Fund is UST Securities Corp., the sub-placement agents are BAC and Bank of America Investment Services Inc., all affiliates of the Manager. The placement and sub-placement agents receive no compensation from us for their services.

The Fund has mortgage notes payable to BAC collateralized by Monument IV at Worldgate and Station Nine Apartments. BAC is also the lender on up to $10,000 of the Fund’s line of credit. Interest and fees paid to BAC related to the loans for the three and six months ended June 30, 2008 were $1,078 and $2,168, respectively. Interest and fees paid to BAC related to the loans for the period from July 1, 2007 (the date BAC acquired the Manager) through December 31, 2007 were $1,012. Included in mortgage notes and other debt payable at June 30, 2008 and December 31, 2007 was approximately $76,844 and $78,393 of debt payable to BAC, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

From time to time, we have entered into contingent agreements for the acquisition of properties. Such acquisitions are subject to satisfactory completion of due diligence.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1,900 into an escrow account to fund future tenant improvements and leasing commissions. At June 30, 2008, we had approximately $1,700 deposited in this escrow, and we expect to fund approximately $150 during the remainder of 2008. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At June 30, 2008, our capital account escrow account balance was $631. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North requires that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 deposit to us. If the tenant fails to provide notice of its renewal, we are obligated to post an additional $2,800 deposit into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. At June 30, 2008, we had approximately $199 deposited in this escrow and we expect to fund approximately $112 during the remainder of 2008.

NOTE 9—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In addition to the FASB issued statements listed in the 2007 Form 10-K, in March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

with early application encouraged. The Fund is currently assessing the potential impact of SFAS No. 161 on its financial statements.

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

The following table provides the fair value measurements of applicable Fund liabilities by level within the fair value hierarchy as of June 30, 2008. These assets and liabilities are measured on a recurring basis.

Liabilities at fair value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Foreign Currency Derivative	$235	$—	$235	$—

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable is approximately $348 lower and $400 lower, respectively, than the aggregate carrying amounts at June 30, 2008 and December 31, 2007. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt). The fair value of our mortgage notes and other debt payable was approximately $22,587 and $1,870 lower than the aggregate carrying amounts at June 30, 2008 and December 31, 2007, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

NOTE 11—PRO FORMA FINANCIAL INFORMATION

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

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Total revenue	$27,832	$24,813	$56,418	$49,112
Net loss	$(11,039)	$(9,398)	$(21,016)	$(17,533)
Loss per share-basic and diluted	$(2.86)	$(2.43)	$(5.44)	$(4.54)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

NOTE 12—SUBSEQUENT EVENTS

On August 1, 2008, the Fund issued 16,956 shares as part of its dividend reinvestment plan.

* * * * * *

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dollars are shown in thousands, except share and per share amounts.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Factors that could cause us not to realize our plans, intentions or expectations include, but are not limited to, those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in the Fund’s 2007 Form 10-K and our periodic reports filed with the SEC, including risks related to: (i) commercial real estate ownership; (ii) competition for attractive investments; (iii) performance of the Manager and the Advisor; (iv) conflicts of interest between the Fund and the Manager or the Advisor; (v) our ability to use leverage; (vi) the loss of key personnel by the Manager or the Advisor; (vii) compliance with the Exchange Act; (viii) our failure to achieve our return objectives; (ix) the impact of co-tenancy provisions; (x) defaults by significant tenants; (xi) compliance with environmental laws; (xii) the possible development of harmful mold at our properties; (xiii) our ability to sell Shares; (xiv) terrorist attacks; (xv) the adequacy of our insurance; (xvi) the extent to which our investments are diversified; (xvii) our joint investments with third parties; (xviii) the structure of the fees payable to the Manager and the Advisor; (xix) our ability to remain exempt from the registration requirements of the Investment Company Act; and (xx) our ability to qualify as a REIT. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

Management Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. All references to numbered Notes are to specific notes to our Consolidated Financial Statements beginning on page 8 of this Form 10-Q, and which descriptions are incorporated into the applicable response by reference. References to “base rent” in this Form 10-Q refer to cash payments made under the relevant lease(s), excluding real estate taxes and certain property operating expenses that are paid by us and are recoverable under the relevant lease(s) and exclude adjustments for straight-line rent revenue and above- and below-market lease amortization.

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of June 30, 2007, were comprised of:

Monument IV at Worldgate,

Havertys Furniture,

Hagemeyer Distribution Center,

25850 S. Ridgeland,

Georgia Door Sales Distribution Center,

105 Kendall Park Lane,

Waipio Shopping Center,

Marketplace at Northglenn,

the CHW Medical Office Portfolio,

Metropolitan Park North,

Stirling Slidell Shopping Centre,

9800 South Meridian,

18922 Forge Drive,

4001 North Norfleet Road,

Station Nine Apartments,

Westar Office Portfolio,

The District at Howell Mill and

Canyon Plaza.

In addition to the properties listed above, the following properties refer to our Consolidated Properties as of June 30, 2008:

Railway Street Corporate Centre,

Cabana Beach San Marcos,

Cabana Beach Gainesville,

Campus Lodge Athens,

Campus Lodge Columbia,

Campus Edge Lafayette and

Campus Lodge Tampa.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consisted of Legacy Village and 111 Sutter Street as of June 30, 2008 and 2007. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one, five and ten-year time horizons and select investments that we believe meet our objectives. We own certain investments that provide us with significant cash flows that do not get treated as revenue under GAAP, but do get factored into our Cash on Cash Return calculations. Examples of such non-revenue generating cash flows include the sales tax sharing agreement at Marketplace at Northglenn, the real estate tax reimbursement agreement at 25850 S. Ridgeland and the income guarantees from the seller of five student oriented apartment communities we acquired in

November 2007 and February 2008. For GAAP purposes, cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes. For GAAP purposes, cash received from the seller of the student oriented apartment communities income guarantees is treated as a reduction of purchase price. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns.

The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. These tables provide examples of how the Advisor evaluates the Fund Portfolio when making investment decisions.

Property Sector Diversification

Consolidated Properties

Estimated Percent of Fair Value June 30, 2008
Office
Commercial Office	31%
Medical Office	14%
Retail	20%
Industrial	14%
Apartment	21%
Unconsolidated Properties

Estimated Percent of Fair Value June 30, 2008
Office
Commercial Office	49%
Medical Office	—
Retail	51%
Industrial	—
Apartment	—

Geographic Region Diversification

Consolidated Properties

Estimated Percent of Fair Value June 30, 2008
East	11%
West	46%
Midwest	10%
South	29%
International	4%

Unconsolidated Properties

Estimated Percent of Fair Value June 30, 2008
East	—
West	49%
Midwest	51%
South	—
International	—

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2007 Form 10-K.

Acquisitions

Consolidated Properties

Consolidated Property acquisitions completed since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Occupied As of June 30, 2008
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	100%

Havertys Furniture	Industrial	Braselton, GA	December 3, 2004	100%	808,000	100%

Hagemeyer Distribution Center	Industrial	Auburn, GA	December 3, 2004	100%	300,000	100%

25850 S. Ridgeland	Industrial	Monee, IL	December 31, 2004	100%	719,000	100%

Georgia Door Sales Distribution Center	Industrial	Austell, GA	February 10, 2005	100%	254,000	100%

105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%

Waipio Shopping Center	Retail	Waipahu, HI	August 1, 2005	100%	137,000	97%

Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	100%	439,000	96%

CHW Medical Office Portfolio (1)	Office	CA and AZ	December 21, 2005	100%	755,000	89%

Metropolitan Park North	Office	Seattle, WA	March 28, 2006	100%	187,000	100%

Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	95%

9800 South Meridian (2)	Office	Englewood, CO	December 26, 2006	90%	144,000	91%

18922 Forge Drive (2)	Office	Cupertino, CA	February 15, 2007	90%	91,000	100%

4001 North Norfleet Road	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%

Station Nine Apartments (3)	Apartment	Durham, NC	April 16, 2007	100%	312,000	85%

Westar Office Portfolio	Office	St. Charles, MO	June 13, 2007	100%	141,000	100%

The District at Howell Mill (4)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	100%

Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%

Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	137,000	100%

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Occupied As of June 30, 2008
Cabana Beach San Marcos (3)(5)	Apartment	San Marcos, TX	November 21, 2007	78%	278,000	76%

Cabana Beach Gainesville (3)(5)	Apartment	Gainesville, FL	November 21, 2007	78%	545,000	82%

Campus Lodge Athens (3)(5)	Apartment	Athens, GA	November 21, 2007	78%	229,000	91%

Campus Lodge Columbia (3)(5)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	24%

Campus Edge Lafayette (3)(5)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	98%

Campus Lodge Tampa (3)(5)	Apartment	Tampa, FL	February 29, 2008	78%	431,000	95%

(1)	We acquired a 95% economic interest in the limited liability company that owns leasehold interests in the CHW Medical Office Portfolio. On December 31, 2007, we acquired the remaining 5% economic interest.
(2)	We acquired a 90% ownership interest in the limited liability company that owns a fee interest in this property.
(3)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to leasing efforts before the school year.
(4)	We acquired an 87.85% tenancy in common interest in the limited liability company that owns a fee interest in this property.
(5)	We acquired a 78% tenancy in common interest in the limited liability company that owns a fee interest in this property.

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

Unconsolidated Properties

Unconsolidated Properties acquired since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Occupied As of June 30, 2008
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	95%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80.0%	286,000	99%

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

Results of Operations for the three months ended June 30, 2008 and 2007:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties owned by us for the entire six months ended on June 30, 2008, which were also owned by us during the entire six months ended on June 30, 2007. Comparable real estate investments at June 30, 2008 include:

Monument IV at Worldgate,

Havertys Furniture,

Hagemeyer Distribution Center,

25850 S. Ridgeland,

Georgia Door Sales Distribution Center,

105 Kendall Park Lane,

Waipio Shopping Center,

Marketplace at Northglenn,

the CHW Medical Office Portfolio,

Metropolitan Park North,

Stirling Slidell Shopping Centre and

9800 South Meridian.

Revenues

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	$ Change	% Change
Revenues:
Minimum rents	$22,900	$13,646	$9,254	67.8%
Tenant recoveries and other rental income	4,932	3,656	1,276	34.9%

Total revenues	$27,832	$17,302	$10,530	60.9%

Increases in revenue line items from 2007 to 2008 are primarily attributable to the acquisition of the real estate investments that occurred during 2007 and 2008.

Included in minimum rents, as a net increase, are SFAS 141 and 142 above- and below-market lease amortization of $356 and $247 for the three months ended June 30, 2008 and 2007, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $89 and $454 for the three months ended June 30, 2008 and 2007, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	$ Change	% Change
Revenues:
Minimum rents	$11,362	$11,170	$192	1.7%
Tenant recoveries and other rental income	3,420	3,259	161	4.9%

Total revenues	$14,782	$14,429	$353	2.4%

	Total Revenues Reconciliation
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Total revenues:
Comparable real estate investments	$14,782	$14,429
Non-comparable real estate investments	13,050	2,873

Total revenues	$27,832	$17,302

Minimum rents at comparable real estate investments increased by $192 between the three months ended June 30, 2008 and the same period in 2007. The increase resulted from an approximate $417 increase in minimum rent at 9800 South Meridian due to a new lease of approximately 60,000 square feet that began in the first quarter of 2008. This increase was partially offset by an approximate $106 decrease at the CHW Medical Office Portfolio due to conversions from gross leases to net leases and decreased occupancy.

Tenant recoveries and other rental income at comparable real estate investments increased by $161 for the three months ended June 30, 2008 over the same period in 2007. The increase was primarily due to an approximate $220 increase in recoveries at Marketplace at Northglenn related to an increase in recoverable real estate taxes. This increase was partially offset by an approximately $64 decrease at Metropolitan Park North due to recovery credits issued to tenants for prior year recoverable expenses.

Operating Expenses

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$3,235	$1,500	$1,735	115.7%
Property operating	6,280	2,984	3,296	110.5%
Manager and advisor fees	2,281	1,821	460	25.3%
Fund level expenses	807	735	72	9.8%
Provision for doubtful accounts	56	92	(36)	(39.1)%
General and administrative	132	176	(44)	(25.0)%
Depreciation and amortization	18,230	7,821	10,409	133.1%

Total operating expenses	$31,021	$15,129	$15,892	105.0%

Increases in operating expense line items from 2007 to 2008 are primarily attributable to the acquisition of real estate investments that occurred during 2007 and 2008.

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV, but are expected to grow as we continue to sell Common Stock and acquire additional properties. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but are expected to grow as the Fund grows. The increase in manager and advisor fees from 2007 to 2008 relates mainly to the fixed management and advisory fees.

Our Fund level expenses in 2008 and 2007 were subject to an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager (See Note 7), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our offering, compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of June 30, 2008 and December 31, 2007, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2008, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Decreases in provision for doubtful accounts from 2007 to 2008 relate mainly to fewer tenant bankruptcies at some of our multi-tenant retail and office properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. Decreases in general and administrative expenses from 2007 to 2008 relate mainly to bank fees and state taxes.

We expect depreciation and amortization expense to increase as we acquire new real estate investments. Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$1,564	$1,269	$295	23.2%
Property operating	2,842	2,765	77	2.8%
Provision for doubtful accounts	(61)	92	(153)	(166.3)%
General and administrative	61	196	(135)	(68.9)%
Depreciation and amortization	5,443	5,582	(139)	(2.5)%

Total operating expenses	$9,849	$9,904	$(55)	(0.6)%

	Operating Expenses Reconciliation
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Total operating expenses:
Comparable real estate investments	$9,849	$9,904
Non-comparable real estate investments	18,084	2,669
Manager and advisor fees	2,281	1,821
Fund level expenses	807	735

Total operating expenses	$31,021	$15,129

The increase in real estate taxes expense at comparable real estate investments is mainly due to an increase of $230 at Marketplace at Northglenn as the prior year expense was lower as a result of notice being received during the three months ended June 30, 2007 of the property not being reassessed in 2007, as was anticipated at January 1, 2007.

The increase in property operating expenses at comparable real estate investments is primarily related to an increase in payroll costs of approximately $234 due to additional property management staffing at the CHW Medical Office Portfolio. This increase was partially offset by a decrease of approximately $157 due to decreased cleaning and repair and maintenance expense at the CHW Medical Office Portfolio.

The decrease in provision for doubtful accounts at comparable properties is mainly related to a decrease in uncollectible accounts at the CHW Medical Office Portfolio of $177 due to tenant bankruptcies that occurred during the quarter ended June 30, 2007 and to collections, during the quarter ended June 30, 2008, of charges previously reserved for.

The decrease in general and administrative expense at comparable properties is primarily related to decreases in certain non-reimbursable state and local taxes and tax preparation fees at CHW Medical Office Portfolio due to timings of payments and a decrease at Waipio of general property level legal costs.

The decrease in depreciation and amortization expense at comparable properties is primarily related to the decrease of approximately $309 at the CHW Medical Office Portfolio due to several in-place lease intangible assets becoming fully amortized in the fourth quarter of 2007. This decrease was partially offset by an increase of approximately $116 at 9800 South Meridian due to 2008 capital additions.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	$ Change	% Change
Other income and (expenses):
Interest income	$166	$566	$(400)	(70.7)%
Interest expense	(10,621)	(6,423)	(4,198)	65.4%
Loss allocated to minority interests	2,207	65	2,142	3,295.4%
Equity in income (loss) of unconsolidated affiliates	510	346	164	47.4%
Loss on foreign currency derivatives	(112)	—	(112)	—%

Total other income and (expenses)	$(7,850)	$(5,446)	$(2,404)	44.1%

Interest income decreased for the three months ended June 30, 2008 over 2007 as a result of lower interest rates in 2008 as well as maintaining lower cash balances in 2008 than were invested in 2007, prior to closing on real estate investments.

Interest expense increased from 2007 to 2008 primarily due to the acquisition of real estate investments that occurred subsequent to April 1, 2007. We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees, of $234 and $154 for the three months ended June 30, 2008 and 2007, respectively. Also included in interest expense for the three months ended June 30, 2008 and 2007, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $53 and $44, respectively.

Loss allocated to minority interests represents the other owners’ share of the net loss recognized from operations of our consolidated joint ventures. The amount of future income or loss allocated to the minority interest owners of our consolidated joint ventures will be directly impacted by the net income or net loss recognized by that investment. Increase in loss allocated to minority interests from 2007 to 2008 is mainly attributable to the acquisition of The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia in 2007 and Campus Edge Lafayette and Campus Lodge Tampa in the first quarter of 2008.

Equity in income of unconsolidated affiliates increased by $164 as equity in the income at Legacy Village increased by $260 from equity income of $251 for the three months ended June 30, 2007 to equity income of $511 for the three months ended June 30, 2008. The increase at Legacy Village stemmed from new leases that began subsequent to June 30, 2007 and a termination fee earned in the second quarter of 2008. Equity income from 111 Sutter Street decreased by $96 from equity income of $94 for the three months ended June 30, 2007 to equity loss of $2 for the three months ended June 30, 2008. The decrease at 111 Sutter Street was the result of the Fund’s joint venture partner meeting certain promoted return thresholds, resulting in it being allocated more net income than its 20% ownership share.

Loss on foreign currency derivatives relates to the change in fair value of the foreign currency forward contracts. The decrease in fair value resulted from the weakening of the United States Dollar against the Canadian Dollar during the second quarter of 2008.

Results of Operations for the six months ended June 30, 2008 and 2007:

Revenues

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	$ Change	% Change
Revenues:
Minimum rents	$45,287	$25,329	$19,958	78.8%
Tenant recoveries and other rental income	10,002	7,199	2,803	38.9%

Total revenues	$55,289	$32,528	$22,761	70.0%

Increases in revenue line items from 2007 to 2008 are primarily attributable to the acquisition of the real estate investments that occurred during 2007 and 2008.

Included in minimum rents, as a net increase, are SFAS 141 and 142 above- and below-market lease amortization of $490 and $553 for the six months ended June 30, 2008 and 2007, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $493 and $770 for the six months ended June 30, 2008 and 2007, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	$ Change	% Change
Revenues:
Minimum rents	$22,228	$22,275	$(47)	(0.2)%
Tenant recoveries and other rental income	7,084	6,768	316	4.7%

Total revenues	$29,312	$29,043	$269	0.9%

	Total Revenues Reconciliation
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Total revenues:
Comparable real estate investments	$29,312	$29,043
Non-comparable real estate investments	25,977	3,485

Total revenues	$55,289	$32,528

Minimum rents at comparable real estate investments decreased by $47 between the six months ended June 30, 2008 and the same period in 2007. The decrease resulted from an approximate $298 decrease at the CHW Medical Office Portfolio due to conversions from gross leases to net leases and decreased occupancy. An additional decrease stemmed from an approximate $179 decrease at Metropolitan Park North due to the recapture of above- and below-market lease amortization resulting from the property being reclassified as property held and used from held for sale. This decrease was partially offset by an approximate $559 increase in minimum rent at 9800 South Meridian mainly due to a new lease of approximately 60,000 square feet that began in the first quarter of 2008.

Tenant recoveries and other rental income at comparable real estate investments increased by $316 for the six months ended June 30, 2008 over the same period in 2007. The increase was primarily due to an approximate $136 increase in recoveries at the CHW Medical Office Portfolio related to conversions from gross leases to net leases and an approximate $113 increase in recoveries at Waipio Shopping Center due to increases in recoverable operating expenses.

Operating Expenses

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$6,601	$3,389	$3,212	94.8%
Property operating	11,813	5,641	6,172	109.4%
Manager and advisor fees	4,411	3,401	1,010	29.7%
Fund level expenses	1,387	1,348	39	2.9%
Provision for doubtful accounts	132	195	(63)	(32.3)%
General and administrative	333	306	27	8.8%
Depreciation and amortization	34,297	13,489	20,808	154.3%

Total operating expenses	$58,974	$27,769	$31,205	112.4%

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

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV, but are expected to grow as we continue to sell Common Stock and acquire additional properties. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but are expected to grow as the Fund grows. Increase in manager and advisor fees from 2007 to 2008 relates mainly to the fixed management and advisory fees.

Our Fund level expenses in 2008 and 2007 were subject to the Expense Limitation Agreement, which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our offering, compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of June 30, 2008 and December 31, 2007, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2008, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Decreases in provision for doubtful accounts from 2007 to 2008 relate mainly to fewer tenant bankruptcies at some of our multi-tenant retail and office properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. Increases in general and administrative expenses from 2007 to 2008 relate mainly to bank fees and state taxes.

We expect depreciation and amortization expense to increase as we acquire new real estate investments. Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$3,206	$3,133	$73	2.3%
Property operating	5,544	5,402	142	2.6%
Provision for doubtful accounts	15	195	(180)	(92.3)%
General and administrative	245	302	(57)	(18.9)%
Depreciation and amortization	11,924	11,056	868	7.9%

Total operating expenses	$20,934	$20,088	$846	4.2%

	Operating Expenses Reconciliation
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Total operating expenses:
Comparable real estate investments	$20,934	$20,088
Non-comparable real estate investments	32,242	2,929
Manager and advisor fees	4,411	3,401
Fund level expenses	1,387	1,348
General and administrative	—	3

Total operating expenses	$58,974	$27,769

The increase in real estate taxes expense at comparable real estate investments is mainly due to general increases in tax rates and assessed values.

The increase in property operating expenses at comparable real estate investments is primarily related to an increase in payroll costs in the amount of approximately $176 due to additional property management staffing at the CHW Medical Office Portfolio. An additional increase stems from the increased management fees and utilities of approximately $45 at Waipio Shopping Center. These increases were partially offset by a decrease in repair and maintenance expense of approximately $68 at the CHW Medical Office Portfolio.

The decrease in provision for doubtful accounts at comparable properties is related to a decrease in uncollectible accounts at the CHW Medical Office Portfolio in the amount of $205 due mainly to tenant bankruptcies that occurred during the six months ended June 30, 2007 and to collections, during the six months ended June 30, 2008, of charges previously reserved for.

The decrease in general and administrative expense at comparable properties is primarily related to decreases in certain non-reimbursable state and local taxes and tax preparation fees at CHW Medical Office Portfolio due to timings of payments and a decrease at Waipio of general property level legal costs.

The increase in depreciation and amortization expense at comparable properties is primarily related to the recapture of depreciation and amortization of approximately $1,226 at Metropolitan Park North resulting from the property being reclassified as property held and used from held for sale. An additional increase stemmed from the increase of approximately $116 at 9800 South Meridian due to 2008 capital additions. These increases were partially offset by the decrease of approximately $627 at the CHW Medical Office Portfolio due to several in-place lease intangible assets becoming fully amortized in the fourth quarter of 2007.

Other Income and Expenses

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	$ Change	% Change
Other income and (expenses):
Interest income	$368	$1,205	$(837)	(69.5)%
Interest expense	(21,067)	(11,744)	(9,323)	79.4%
Loss allocated to minority interests	3,584	138	3,446	2,497.1%
Equity in income (loss) of unconsolidated affiliates	696	471	225	47.8%
Gain on foreign currency derivative	235	—	235	—%

Total other income and (expenses):	$(16,184)	$(9,930)	$(6,254)	63.0%

Interest income decreased for the six months ended June 30, 2008 over 2007 as a result of lower interest rates in 2008 as well as maintaining lower cash balances in 2008 than were invested in 2007, prior to closing on real estate investments.

Interest expense increased from 2007 to 2008 primarily due to the acquisition of real estate investments that occurred subsequent to January 1, 2007. We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees, of $455 and $286 for the six months ended June 30, 2008 and 2007, respectively. Also included in interest expense for the six months ended June 30, 2008 and 2007, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $76 and $106, respectively.

Loss allocated to minority interests represents the other owners’ share of the net loss recognized from operations of our consolidated joint ventures. The amount of future income or loss allocated to the minority interest owners of our consolidated joint ventures will be directly impacted by the net income or net loss recognized by that investment. Increase in loss allocated to minority interests from 2007 to 2008 is mainly attributable to the acquisition of 18922 Forge Drive, The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia in 2007 and Campus Edge Lafayette and Campus Lodge Tampa in the first quarter of 2008.

Equity in income of unconsolidated affiliates increased by $225 as equity in the income at Legacy Village increased by $401 from equity income of $299 for the six months ended June 30, 2007 to equity income of $700 for the six months ended June 30, 2008. The increase at Legacy Village stemmed from new leases that began subsequent to June 30, 2007 as well as a termination fee earned in the second quarter of 2008. Equity income from 111 Sutter Street decreased by $176 from equity income of $172 for the six months ended June 30, 2007 to equity loss of $4 for the six months ended June 30, 2008. The decrease at 111 Sutter Street was the result of the Fund’s joint venture partner meeting certain promoted return thresholds, resulting in it being allocated more net income than its 20% ownership share.

Gain on foreign currency derivative relates to the change in fair value of the foreign currency forward contracts. The increase in fair value resulted from the strengthening of the United States Dollar against the Canadian Dollar during the first two quarters of 2008.

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

The Current Share Price of the Common Stock is $124.65 as of June 30, 2008.

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

Longer-term liquidity and capital needs such as:

•     Acquisitions of new real estate

•     Expansion of existing properties

•     Tenant improvements and leasing commissions

•     Debt repayment requirements, including both principal and interest

•     Repurchases of our Common Stock

The sources and uses of cash for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	$ Change
Net cash provided by operating activities	$10,697	$10,231	$466

Net cash used in investing activities	(36,402)	(202,554)	166,152

Net cash provided by financing activities	29,281	169,234	(139,953)

Our net cash flows provided by operating activities were impacted by an increase in net loss of $14,698 caused in part by an increase in interest expense of $9,323 in addition to an $8,444 decrease in operating income. The increase in net loss was more than offset by an increase in depreciation and amortization expense of $20,808. Our working capital, which consists of cash, tenant accounts receivable, and prepaid and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2007 and June 30, 2008 by the following items:

•

an increase in tenant accounts receivable of $587, which was mainly the result of our 2008 acquisitions, offset by a decrease in prepaid expenses and other assets of $2,193 mainly due to receipt of income guarantees from our 2007 acquisitions; and

•	a decrease in accounts payable and accrued expenses of $3,265 offset by an increase in accrued real estate taxes of $1,466 due to 2008 and 2007 acquisitions.

In the future, we expect tenant accounts receivable to increase and to use significant amounts of working capital to pay operating expenses and interest expense as we acquire additional real estate investments.

Cash used in investing activities decreased as a result of a $167,385 decrease in acquisition activity for the six months ended June 30, 2008 over June 30, 2007. Cash provided by financing activities decreased for the six months ended June 30, 2008 over the same period in 2007 as a result of a decrease in Share issuances of $31,303 and a decrease in net borrowings of $106,616, as a result of less acquisition activity in 2008 than in 2007.

Financing

One of our investment strategies is to use leverage in an effort to improve the overall performance of the Fund. Our target is to maintain an overall Fund Portfolio level loan-to-value ratio of not more than 65%, with an individual asset’s long-term loan-to-value ratio not to exceed 75%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at June 30, 2008 and December 31, 2007 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	June 30, 2008		December 31, 2007
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$701,786	5.57%	$653,483	5.55%
Variable	33,490	4.32%	40,338	6.43%

Total	$735,276	5.51%	$693,821	5.60%

Unconsolidated Debt

	June 30, 2008		December 31, 2007
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$90,521	5.60%	$91,098	5.60%
Variable	—	—	—	—

Total	$90,521	5.60%	$91,098	5.60%

We have placed mostly fixed-rate financing with terms ranging from 5 to 20 years. At June 30, 2008, we had one floating rate loan at LIBOR plus 160 basis points (4.06% at June 30, 2008) and a borrowing on our line of credit at 4.50%. At December 31, 2007, we had one floating rate loan at LIBOR plus 160 basis points (6.20% at December 31, 2007) and a borrowing on our line of credit at 6.52%.

We anticipate that we will continue to use mainly fixed-rate debt to acquire real estate investments as long as interest rates remain favorable.

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement, to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by BAC. The line of credit expires on February 21, 2009, and can be extended by the Fund for one year. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings will increase by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Since April 29, 2008, we have been paying an additional 0.50% on our line of credit borrowing. We will continue to pay the additional 0.50% until our debt service coverage ratio returns to 1.50 to 1.00 or greater. We had $20,000 at 4.50% and $29,000 at 6.52%, borrowed on our line of credit at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, we had issued four letters of credit from our line of credit totaling approximately $3,000, which were used as additional collateral on four of our apartment communities. As of June 30, 2008, we were in compliance with the terms of our line of credit.

We anticipate that we will need a line of credit throughout the life of the Fund to accomplish our acquisition and operational objectives. In this respect, monies borrowed on our line of credit will be repaid from three sources:

•	placing fixed-rate mortgages on the Fund Portfolio,

•	cash flow generated by the Fund Portfolio, and

•	sales of our Common Stock.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as collateral for acquisitions of properties. At June 30, 2008, we had approximately $3,000 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

Contractual Cash Obligations and Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence. During the quarter ended June 30, 2008, we did not enter into any contractual commitments.

Commitments

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1,900 into an escrow account to fund future tenant improvements and leasing commissions. At June 30, 2008, we had approximately $1,700 deposited in this escrow, and we expect to fund approximately $150 during the remainder of 2008. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At June 30, 2008, our capital account escrow account balance was $631. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North requires that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 deposit to us. If the tenant fails to provide notice of its renewal, we are obligated to post an additional $2,800 deposit into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. At June 30, 2008, we had approximately $199 deposited in this escrow and we expect to fund approximately $112 during the remainder of 2008 with operating cash flows generated by the student oriented apartment communities.

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

We anticipate that operating cash flow, potential new debt or equity from our future equity offerings, or refinancings will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our stockholders in accordance with the requirements of the Code.

Recently Issued Accounting Pronouncements And Developments

As described in Note 9, new accounting pronouncements have been issued that are effective for the current or subsequent year. Certain new accounting pronouncements have had or are expected to have an impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancing of existing debt. As of June 30, 2008, we had consolidated debt of $735,276, which included $33,490 of variable-rate debt. Including the $1,001 net discount on the assumption of debt, we had consolidated debt of $734,275 at June 30, 2008. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $33,490 of variable-rate debt would have resulted in an approximately $84 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

As of December 31, 2007, we had consolidated debt of $693,821, which includes approximately $40,338 of variable–rate debt. Including the $2,505 net discount on the assumption of debt, we had consolidated debt of $691,316 at December 31, 2007. A 25 basis point movement in the interest rate on the $40,338 of variable-rate debt would result in an approximately $101 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

All our Unconsolidated Properties are financed with fixed-rate debt; therefore we are not subject to interest rate exposure at these properties.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2008, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $22,587 lower than the carrying value of $734,275. If treasury rates were 25 basis points higher at June 30, 2008, the fair value of our mortgage notes payable and other debt payable would have been approximately $31,656 lower than the carrying value.

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

Foreign currency translation gains and losses on our Canadian investment will generally be partially offset by corresponding losses and gains on the related foreign currency forward contracts. Our foreign currency forward contracts reduce, but do not entirely eliminate the impact of foreign currency exchange rate movements. For the six months ended June 30, 2008, we recognized a foreign currency translation loss of $466 and a gain on foreign currency derivative of $235. At June 30, 2008, a 10% unfavorable exchange rate movement would have increased our foreign currency translation loss by approximately $1,299 to a foreign currency translation loss of approximately $1,765 and would have also increased our gain on foreign currency derivative by approximately $715 to a gain on foreign currency derivative of approximately $950.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

The most significant risk factors applicable to the Fund are described in Item 1A of the 2007 Form 10-K. There have been no material changes from those previously-disclosed risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the Fund’s unregistered sales of Shares for the quarter ended June 30, 2008, other than unregistered sales that were previously reported on Form 8-K.

Date	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds
May 4, 2008 (1)	17,129	$121.58	$2,083	Used to invest in cash and cash equivalents

(1)	This sale occurred pursuant to our dividend reinvestment plan.

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

Issuer Purchases of Equity Securities

Under our Share Repurchase Program we repurchase Shares through a tender offer process at the Current Share Price. The following table summarizes repurchases of our Shares during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
June 2008 (1)	126,446	$121.58	126,446	(2)

(1)	Beginning on May 23, 2008 and expiring on June 20, 2008, we conducted a tender offer to repurchase up to $15,000 of our outstanding Shares at the Current Share Price. Because the tender offer was over subscribed, the Fund accepted, on a pro rata basis and in accordance with the terms of the offer, approximately 26.15% of each stockholder’s validity tendered Shares. The Fund made cash payments during June and July 2008 of approximately $15,400 to purchase the Shares accepted pursuant to the offer.
(2)	Pursuant to our Share Repurchase Program, we intend, but have no obligation, to provide liquidity to our stockholders by conducting tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each such tender offer and will be communicated to stockholders.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 13, 2008, we held our annual meeting of stockholders for the purpose of:

Electing five directors to the board of directors of the Fund for the ensuing year and until their successors are elected. Of the 3,601,913 shares outstanding as of March 24, 2008, the record date for the annual meeting, 2,596,743 or 72.09% were present or represented by proxy at the meeting.

The following directors were elected to our board of directors according to the following votes:

Nominee	For	Withheld	Broker Non- Votes
Thomas F. McDevitt	2,592,250	4,492	—
David R. Bailin	396,420	2,200,323	—
Virginia G. Breen	2,592,250	4,492	—
Jonathan B. Bulkeley	2,589,645	7,097	—
Peter H. Schaff	395,540	2,201,202	—

Item 6.	Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: August 7, 2008	By:	/s/ James D. Bowden
James D. Bowden
President and Chief Executive Officer

Date: August 7, 2008	By:	/s/ Steven Suss
Steven Suss
Chief Financial Officer (principal financial officer)