Form 10-Q
period 2008-09-30
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2008-11-07
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on November 7, 2008 was 4,113,548.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except share and per share amounts

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Investments in real estate:
Land	$144,348	$135,751
Buildings and equipment	820,826	761,751
Construction in progress	—	271
Less accumulated depreciation	(39,543)	(22,652)

Net property and equipment	925,631	875,121
Investments in unconsolidated real estate affiliates	41,242	43,483

Net investments in real estate	966,873	918,604
Cash and cash equivalents	13,743	8,386
Restricted cash	7,157	6,705
Tenant accounts receivable, net	3,745	2,063
Deferred expenses, net	6,329	6,266
Acquired intangible assets, net	88,046	114,495
Deferred rent receivable, net	5,974	4,668
Prepaid expenses and other assets	6,663	9,001

TOTAL ASSETS	$1,098,530	$1,070,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes and other debt payable, net	$735,276	$691,316
Accounts payable and other accrued expenses	9,568	11,795
Distributions payable	6,779	6,092
Accrued interest	3,207	3,248
Accrued real estate taxes	6,677	3,383
Manager and advisor fees payable	2,259	2,807
Acquired intangible liabilities, net	17,369	19,952

TOTAL LIABILITIES	781,135	738,593
Minority interests	15,064	15,519
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock: $0.01 par value; 5,000,000 shares authorized; 3,873,658 and 3,586,850 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	39	36
Additional paid-in capital	422,991	386,527
Accumulated other comprehensive income	(67)	963
Distributions to stockholders	(67,698)	(48,323)
Accumulated deficit	(52,934)	(23,127)

Total stockholders’ equity	302,331	316,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,098,530	$1,070,188

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except share and per share amounts

(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenues:
Minimum rents	$22,645	$16,719	$67,932	$42,048
Tenant recoveries and other rental income	5,710	4,187	15,712	11,386

Total revenues	28,355	20,906	83,644	53,434
Operating expenses:
Real estate taxes	2,752	2,162	9,353	5,551
Property operating	7,332	3,457	19,145	9,098
Manager and advisor fees	2,259	1,993	6,670	5,394
Fund level expenses	400	572	1,787	1,920
Provision for doubtful accounts	209	62	341	257
General and administrative	143	72	476	378
Depreciation and amortization	15,509	8,792	49,806	22,281

Total operating expenses	28,604	17,110	87,578	44,879

Operating (loss) income	(249)	3,796	(3,934)	8,555
Other income and (expenses):
Interest income	140	310	508	1,515
Interest expense	(10,513)	(7,915)	(31,580)	(19,659)
Loss allocated to minority interests	1,742	77	5,326	215
Equity in income of unconsolidated affiliates	365	411	1,061	882
Gain (loss) on foreign currency derivative	306	(501)	541	(501)

Total other income and (expenses)	(7,960)	(7,618)	(24,144)	(17,548)

Net loss	(8,209)	(3,822)	(28,078)	(8,993)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(564)	835	(1,030)	835

Total other comprehensive (loss) income	(564)	835	(1,030)	835

Net comprehensive loss	$(8,773)	$(2,987)	$(29,108)	$(8,158)

Net loss per share-basic and diluted	$(2.12)	$(1.11)	$(7.53)	$(2.85)

Distributions declared per share	$1.75	$1.75	$5.25	$5.25

Weighted average common stock outstanding-basic and diluted	3,868,852	3,453,704	3,730,206	3,151,253

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

$ in thousands, except share and per share amounts

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2008	3,586,850	$36	$386,527	$963	$(48,323)	$(23,127)	$316,076
Issuance of common stock	414,527	4	50,261	—	—	—	50,265
Repurchase of common stock	(127,719)	(1)	(13,797)	—	—	(1,729)	(15,527)
Net loss	—	—	—	—	—	(28,078)	(28,078)
Other comprehensive loss	—	—	—	(1,030)	—	—	(1,030)
Distributions declared ($5.25 per share)	—	—	—	—	(19,375)	—	(19,375)

Balance, September 30, 2008	3,873,658	$39	$422,991	$(67)	$(67,698)	$(52,934)	$302,331

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except share and per share amounts

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,078)	$(8,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests	(5,326)	(215)
Depreciation	16,928	8,431
Amortization of in-place lease intangible assets	32,622	13,761
Amortization of net above- and below-market in-place leases	(806)	(935)
Amortization of financing fees	689	461
Amortization of debt premium and discount	(130)	(114)
Amortization of lease commissions	256	89
(Gain) loss on foreign currency derivative	(541)	504
Provision for doubtful accounts	341	257
Equity in income of unconsolidated affiliates	(1,061)	(882)
Distributions of income received from unconsolidated affiliates	1,067	882
Net changes in assets and liabilities:
Tenant accounts receivable	(2,023)	(159)
Deferred rent receivable	(1,308)	(1,534)
Prepaid expenses and other assets	2,393	(33)
Manager and advisor fees payable	(548)	419
Accounts payable and accrued expenses	2,020	4,809

Net cash provided by operating activities	16,495	16,747
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(35,315)	(249,104)
Capital improvements and lease commissions	(4,156)	(1,954)
Deposits for investments under contract	—	(2,000)
Return of deposits for investments under contract	1,700	—
Distributions received from unconsolidated affiliates in excess of income	2,235	3,222
Loan escrows	(2,502)	(1,696)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net cash used in investing activities	(38,038)	(251,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	44,107	103,880
Repurchase of common stock	(15,527)	(13,325)
Distributions to stockholders	(12,532)	(10,250)
Distributions paid to minority interests	(644)	(280)
Contributions received from minority interests	582	—
Return of loan commitments	349	—
Draws on credit facility	38,500	31,500
Payments on credit facility	(44,500)	(28,000)
Debt issuance costs	(428)	(1,870)
Proceeds from mortgage notes and other debt payable	19,731	133,488
Principal payments on mortgage notes and other debt payable	(2,699)	(1,516)

Net cash provided by financing activities	26,939	213,627

Net increase (decrease) in cash and cash equivalents	5,396	(21,159)
Effect of exchange rates	(39)	840
Cash and cash equivalents at the beginning of the period	8,386	28,970

Cash and cash equivalents at the end of the period	$13,743	$8,651

Supplemental disclosure of cash flow information:
Interest paid	$31,580	$18,337

Interest capitalized	$17	$36

Non-cash activities:
Distributions payable	$6,779	$6,062
Stock issued through dividend reinvestment plan	6,158	4,368
Liability for capital expenditures	480	87
Assumption of mortgage loan payable	35,081	69,254
Minority interests	4,933	4,669
Havertys Furniture land purchase	—	3,144

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except share and per share amounts

(Unaudited)

NOTE 1—ORGANIZATION

General

Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Fund” refer to Excelsior LaSalle Property Fund, Inc.

The Fund is a Maryland corporation and was incorporated on May 28, 2004 (“Inception”). The Fund was created to provide accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 5,000,000 of our Class A common stock, $0.01 par value per share (our “Common Stock” or “Shares”). Please note that while we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company” as that term is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”); and will not be registered under that Act.

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

On July 1, 2007, U.S. Trust Corporation and all of its subsidiaries, including the Former Manager and placement agent of the Fund, were acquired by Bank of America Corporation (“BAC”) (the “Sale”). As a result of the Sale, the Former Manager and UST Securities Corp., a placement agent of the Fund, became indirect wholly-owned subsidiaries of, and controlled by, BAC. Prior to its acquisition by BAC, U.S. Trust and its subsidiaries, including the Former Manager and UST Securities Corp., were controlled by The Charles Schwab Corporation. The Former Manager continued to serve as the manager of the Fund and UST Securities Corp. continued to serve as the placement agent to the Fund after the Sale, and the Fund has consented to the change in ownership of the Former Manager and UST Securities Corp. UST Securities Corp. also engaged Bank of America, N.A. (“BANA”) and Banc of America Investment Services, Inc. as sub-placement agents. The Former Manager was affiliated with Alternative Investment Solutions within the Global Wealth & Investment Management division of BAC. On February 22, 2008, U.S. Trust merged into BANA, an indirect wholly-owned subsidiary of BAC.

On March 11, 2008, our board of directors approved a transfer (the “Transfer”) of the Former Manager’s rights and obligations in the following agreements to Bank of America Capital Advisors, LLC, the Fund’s current manager (the “Manager”):

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

The Former Manager and the Fund contracted with LaSalle to act as our investment advisor (the “Advisor”), pursuant to the Advisory Agreement. The Advisor is registered as an investment advisor with the SEC. The Advisor has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated, a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are overseen and undertaken by the Manager and Advisor. In accordance with Maryland law, the Fund does have certain officers who administer the Fund’s operations. These officers are employees of, and are compensated by, the Manager.

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

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of September 30, 2008, we wholly or majority owned and controlled 39 consolidated properties. As of September 30, 2008, we owned interests in two unconsolidated properties.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates. We consider Accounting Principles Board (“APB”) Opinion 18: “The Equity Method of Accounting for Investments in Common Stock,” Statement of Position (“SOP”) 78-9: “Accounting for Investments in Real Estate Ventures,” Emerging Issues Task Force (“EITF”) 96-16: “Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights,” EITF 04-5: “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” (“FIN 46(R)”), to determine the method of accounting for each entity in which we own less than a 100% interest. In determining whether we have a controlling interest in a non-wholly-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the members as well as whether the entity is a variable interest entity in which the Fund will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. With respect to our 80% interest in 111 Sutter Street, described in Note 4, we have concluded that we do not control the non-wholly-owned entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing collateralized by assets of the venture. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The interim financial data as of September 30, 2008 and for the three and nine months ended September 30, 2008 and September 30, 2007 is unaudited; however, in the opinion of the Fund, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Revenue Recognition

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At September 30, 2008 and December 31, 2007, our allowance for doubtful accounts was $469 and $424, respectively.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at September 30, 2008 and December 31, 2007 was $2,299 and $1,356, respectively.

Acquisitions

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles, acquired non-amortizing land purchase options and tenant improvements and lease commissions funding commitment, which are reported net of accumulated amortization of $72,046 and $37,675 at September 30, 2008 and December 31, 2007, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $10,363 and $7,780 at September 30, 2008 and December 31, 2007, respectively, on the accompanying Consolidated Balance Sheets.

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

NOTE 3—ACQUISITIONS

The primary reason we make acquisitions of real estate investments in the retail, office, industrial, and apartment property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The consolidated properties acquired by the Fund during 2008 are as follows:

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Gross Acquisition Price
Campus Edge Lafayette (1)	Apartment	207,000	Lafayette, LA	78%	1/15/2008	$26,870

Campus Lodge Tampa (1)	Apartment	431,000	Tampa, FL	78%	2/29/2008	$46,787

(1)	The other tenant in common, owning a 22% interest, is a subsidiary of an investment fund advised by an affiliate of our Advisor and in which a subsidiary of Jones Lang LaSalle, Incorporated owns a minority interest. The property was consolidated into the Fund based on the provisions of FIN 46(R).

We allocated the purchase price of our 2008 acquisitions in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS 141”) as follows:

2008 Acquisitions
Land	$8,986
Building and equipment	54,185
In-place lease intangible	8,161
Personal Property	3,822
Debt assumption fee	84
Debt premium	(1,581)
Assumption of mortgage note payable	(33,500)

$40,157

Weighted average amortization period for intangible assets and liabilities	6 -7 months
Weighted average amortization period for debt assumption fee and discount	9 years

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

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2008	December 31, 2007
ASSETS
Investments in real estate, (net)	$166,567	$169,401
Cash and cash equivalents	1,248	1,848
Other assets, (net)	19,727	23,263

TOTAL ASSETS	$187,542	$194,512

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$153,690	$155,566
Due to affiliate	27	44
Other liabilities	5,983	7,821

TOTAL LIABILITIES	159,700	163,431
Members’ Equity	27,842	31,081

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$187,542	$194,512

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2008	December 31, 2007
Members’ equity	$27,842	$31,081
Less: other members’ equity	(9,831)	(11,254)
Accrued distributions to members	124	281
Purchase price in excess of ownership interest in unconsolidated real estate affiliates (a)	23,107	23,375

Investments in unconsolidated real estate affiliates	$41,242	$43,483

(a)	The purchase price in excess of our ownership interest in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The excess is being amortized over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. The excess allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Total revenues	$7,617	$7,665	$23,054	$22,471
Total operating expenses	5,028	5,027	15,137	14,815

Operating income	2,589	2,638	7,917	7,656
Total other expenses	2,191	2,179	6,586	6,549

Net income	$398	$459	$1,331	$1,107

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net income of unconsolidated real estate affiliates	$398	$459	$1,331	$1,107
Other members’ share of net loss (income)	31	4	(131)	(40)
Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(64)	(52)	(139)	(174)
Other expense from unconsolidated real estate affiliates	—	—	—	(11)

Fund equity in income of unconsolidated real estate affiliates	$365	$411	$1,061	$882

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

			Amount payable as of
Property	Maturity Date	Rate	September 30, 2008	December 31, 2007
Property related debt	January 1, 2010 - March 1, 2027	4.92% - 6.24%	$713,331	$664,821
Line of Credit	February 21, 2009	5.50%	23,000	29,000
Net debt discount on assumed debt			(1,055)	(2,505)

			$735,276	$691,316

Aggregate principal payments of mortgage notes payable as of September 30, 2008 are as follows:

Year	Amount
2008	$979
2009	4,088
2010	40,752
2011	43,158
2012	35,593
Thereafter	588,761

Total	$713,331

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement with PNC Bank, National Association and BMO Capital Markets Financing, Inc., to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by BANA. The line of credit was set to expire on February 21, 2009, but was extended by the Fund for one year, now scheduled to mature on February 21, 2010. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings will increase by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Accordingly, since April 29, 2008, we have been paying an additional 0.50% on our line of credit borrowing and we will continue to pay the additional 0.50% until our debt service coverage ratio returns to 1.50 to 1.00 or greater. We may not draw funds on our line of credit if we experience a Material Adverse Change, which is defined to include, among other things, a set of circumstances or events that (a) is or would reasonably be expected to be material and adverse to the Fund’s business, properties, assets, financial condition, results of operations or prospects or (b) impairs materially or would reasonably be expected to impair materially the ability of the Fund to pay its indebtedness. We had $23,000 at 5.50% and $29,000 at 6.52%, borrowed on our line of credit at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, we had issued four letters of credit from our line of credit totaling approximately $3,000, which were used as additional collateral on four of our apartment communities. As of September 30, 2008, we were in compliance with the terms of our line of credit.

NOTE 6—COMMON STOCK

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the current share price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At September 30, 2008, $27,319 in subscription commitments were held in escrow. On October 1, 2008, the Fund sold Shares for the entire amount held in escrow at

September 30, 2008. As of December 31, 2007, no subscription commitments were held in escrow. For the nine months ended September 30, 2008 and for the year ended December 31, 2007, we sold 364,105 Shares for $44,107 and 1,085,201 Shares for $126,824, respectively, to subscribers whose funds were held in the escrow account prior to the sale. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

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

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the current share price as of the reinvestment date. For the nine months ended September 30, 2008, we issued 50,422 Shares for approximately $6,158, under the dividend reinvestment plan. For the year ended December 31, 2007, we issued 53,719 Shares for approximately $6,315, under the dividend reinvestment plan.

Earnings Per Share (“EPS”)

Basic per Share amounts are based on the weighted average of Shares outstanding of 3,868,852 and 3,730,206 for the three and nine months ended September 30, 2008, respectively. Basic per Share amounts are based on the weighted average of Shares outstanding of 3,453,704 and 3,151,253 for the three and nine months ended September 30, 2007, respectively. We have no dilutive or potentially dilutive securities.

Distributions Payable

On September 12, 2008, our board of directors declared a $1.75 per Share distribution to stockholders of record as of August 15, 2008, payable on November 7, 2008.

NOTE 7—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of the Fund’s net asset value (“NAV”), calculated quarterly. The fixed portion of the management and advisory fees for the three and nine months ended September 30, 2008 were $1,839 and $5,225, respectively. The fixed portion of the management and advisory fees for the three and nine months ended September 30, 2007 were $1,535 and $4,133, respectively. Included in Manager and Advisor fees payable at September 30, 2008 and December 31, 2007 was $1,839 and $1,599, respectively, of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. The total variable fees for the three and nine months ended September 30, 2008 were $420 and $1,445 respectively. The total variable fee for the three and nine months ended September 30, 2007 were $458 and $1,261, respectively. Included in Manager and Advisor fees payable at September 30, 2008 and December 31, 2007 was $420 and $433, respectively, of variable fee expense.

The Advisor receives fixed and variable fees from the 22% tenant in common owner of the six student oriented apartment communities. Total fees paid to the Advisor from the 22% tenant in common owner were $23 and $122 for the three and nine months ended September 30, 2008, respectively, of which $23 was included in Manager and Advisor fees payable at September 30, 2008. Included in accounts receivable at September 30, 2008 was $157 related to funds receivable from the 22% tenant in common owner of the six student oriented apartment communities for turn costs.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the three and nine months ended September 30, 2008 were $0 and $357, respectively. Total acquisition fees for the three and nine months ended September 30, 2007 were $213 and $1,562, respectively. Included in Manager and Advisory fees payable at September 30, 2008 and December 31, 2007 was $0 and $775, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful investments made by us and unsuccessful acquisitions for the three and nine months ended September 30, 2008 were $0 and $243, respectively. Total reimbursed due diligence costs related to successful acquisitions made by us and unsuccessful acquisitions for the three and nine months ended September 30, 2007 were $207 and $392 respectively. Included in accounts payable and other accrued expenses at September 30, 2008 and December 31, 2007 was $0 and $186, respectively. Acquisition fees and due diligence costs for successful acquisitions are capitalized as part of the real estate acquisition. Costs for unsuccessful acquisitions are expensed.

On December 23, 2004, we entered into the Expense Limitation Agreement, which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or Share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the three and nine months ended September 30, 2008 were limited to $905 and $2,563, respectively. Actual Fund level expenses for the nine months ended September 30, 2008 were $339 less than the amount allowed under the Expense Limitation Agreement. Therefore, no Fund level expenses are being carried forward to future periods. Fund expenses for the three and nine months ended September 30, 2007 were limited to $767 and $2,067, respectively. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2008, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the Expense Limitation Agreement, such as expenses related to unsuccessful acquisitions and state franchise taxes and filing fees.

Jones Lang LaSalle Americas, Inc.(“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill and the Westar Office Portfolio. For the three and nine months ended September 30, 2008, JLL was paid $34 and $104, respectively, for property management services performed. For the three and nine months ended September 30, 2007, JLL was paid $36 and $45, respectively, for property management services performed. In 2008, JLL was paid $61 of loan placement fees related to the mortgage debt on Campus Edge Lafayette. In 2007, JLL was paid $741 of loan placement fees related to the mortgage debt on the Station Nine Apartments, Railway Street Corporate Centre, and four student oriented apartment communities. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis.

The placement agent for the Fund is UST Securities Corp.; the sub-placement agents are BANA and Banc of America Investment Services Inc., all affiliates of the Manager. The placement and sub-placement agents receive no compensation from us for their services, but may receive compensation in the form of a placement fee from the purchasing shareholder.

The Fund has mortgage notes payable to BAC collateralized by Monument IV at Worldgate and Station Nine Apartments. BANA is the lender on up to $10,000 of the Fund’s line of credit. Interest and fees paid to BAC and BANA related to the loans for the three and nine months ended September 30, 2008 were $1,063 and $3,231, respectively. Interest and fees paid to BAC and BANA related to the loans for the period from July 1, 2007 (the date BAC acquired the Manager) through December 31, 2007 were $1,012. Included in mortgage notes and other debt payable at September 30, 2008 and December 31, 2007 was approximately $77,141 and $78,393 of debt payable to BAC and BANA, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

From time to time, we have entered into contingent agreements for the acquisition of properties. Such acquisitions are subject to satisfactory completion of due diligence.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1,900 into an escrow account to fund future tenant improvements and leasing commissions. At September 30, 2008, we had approximately $1,816 deposited in this escrow, and we expect to fund approximately $75 during the remainder of 2008. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At September 30, 2008, our capital account escrow account balance was $669. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

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

The debt associated with five of the Fund’s student oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of September 30, 2008, we had deposited approximately $168 into this escrow for 2008 and we expect to fund approximately $56 during the remainder of 2008.

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

NOTE 10—ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Various inputs are used in determining the fair value. These inputs are summarized in the three broad levels listed below:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which the Fund has access at the date of measurement.

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

•

Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Fund’s own assumptions that market participants would use to price the asset or liability based on the best available information.

The following table provides the fair value measurements of applicable Fund assets by level within the fair value hierarchy as of September 30, 2008. These assets are measured on a recurring basis.

Assets at fair value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Foreign Currency Derivative	$69	$—	$69	$—

FASB Statement No. 107: “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable was approximately $18 lower and $400 lower, respectively, than the aggregate carrying amounts at September 30, 2008 and December 31, 2007. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt). The fair value of our mortgage notes and other debt payable was approximately $33,331 and $1,870 lower than the aggregate carrying amounts at September 30, 2008 and December 31, 2007, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

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

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Total revenue	$28,355	$25,962	$84,774	$75,074
Net loss	$(8,209)	$(9,724)	$(29,224)	$(26,368)
Loss per share-basic and diluted	$(2.12)	$(2.51)	$(7.54)	$(6.81)

NOTE 12—SUBSEQUENT EVENTS

On October 1, 2008, the Fund issued 221,328 Shares for a total of $27,319, proceeds of which were used to pay down the $23,000 balance on our line of credit.

On October 27, 2008 the Fund, being in compliance with all the financial and non-financial extension requirements, extended its line of credit for one year and paid an extension fee of $88. The line of credit will now expire on February 21, 2010.

On November 7, 2008, the Fund issued 18,562 Shares as part of its dividend reinvestment plan.

* * * * * *

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dollars are shown in thousands, except Share and per Share amounts.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Factors that could cause us not to realize our plans, intentions or expectations include, but are not limited to, those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in the Fund’s 2007 Form 10-K and our periodic reports filed with the SEC, including risks related to: (i) commercial real estate ownership; (ii) competition for attractive investments; (iii) performance of the Manager and the Advisor; (iv) conflicts of interest between the Fund and the Manager or the Advisor; (v) our ability to use leverage; (vi) the loss of key personnel by the Manager or the Advisor; (vii) compliance with the Exchange Act; (viii) our failure to achieve our return objectives; (ix) the impact of co-tenancy provisions; (x) defaults by significant tenants; (xi) compliance with environmental laws; (xii) the possible development of harmful mold at our properties; (xiii) our ability to sell Shares; (xiv) terrorist attacks; (xv) the adequacy of our insurance; (xvi) the extent to which our investments are diversified; (xvii) our joint investments with third parties; (xviii) the structure of the fees payable to the Manager and the Advisor; (xix) our ability to remain exempt from the registration requirements of the Investment Company Act; (xx) our ability to qualify as a REIT, (xxi) risks related to student oriented apartment communities, and (xxii) the current global financial crisis. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of September 30, 2007, were comprised of:

Monument IV at Worldgate,

Havertys Furniture,

Hagemeyer Distribution Center,

25850 S. Ridgeland,

Georgia Door Sales Distribution Center,

105 Kendall Park Lane,

Waipio Shopping Center,

Marketplace at Northglenn,

the CHW Medical Office Portfolio,

Metropolitan Park North,

Stirling Slidell Shopping Centre,

9800 South Meridian,

18922 Forge Drive,

4001 North Norfleet Road,

Station Nine Apartments,

Westar Office Portfolio,

The District at Howell Mill,

Canyon Plaza and

Railway Street Corporate Centre.

In addition to the properties listed above, the following properties refer to our Consolidated Properties as of September 30, 2008:

Cabana Beach San Marcos,

Cabana Beach Gainesville,

Campus Lodge Athens,

Campus Lodge Columbia,

Campus Edge Lafayette and

Campus Lodge Tampa.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consisted of Legacy Village and 111 Sutter Street as of September 30, 2008 and 2007. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one, five and ten-year time horizons and select investments that we believe meet our objectives. We own certain investments that provide us with significant cash flows that do not get treated as revenue under GAAP, but do get factored into our Cash on Cash Return calculations. Examples of such non-revenue generating cash flows include the sales tax sharing agreement at Marketplace at Northglenn, the real estate tax reimbursement agreement at 25850 S. Ridgeland and the income guarantees from the seller of five student oriented apartment communities we acquired in November 2007 and February 2008. For GAAP purposes, cash received from the Marketplace at Northglenn Enhanced Sales Tax Incentive Program Note and 25850 S. Ridgeland Tax Increment Financing Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes. For GAAP purposes, cash received from the seller of the student oriented apartment communities income guarantees is treated as a reduction of purchase price. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns.

The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. These tables provide examples of how the Advisor evaluates the Fund Portfolio when making investment decisions.

Property Sector Diversification

Consolidated Properties

Estimated Percent of Fair Value September 30, 2008
Office
Commercial Office	31%
Medical Office	14%
Retail	20%
Industrial	14%
Apartment	21%

Unconsolidated Properties

Estimated Percent of Fair Value September 30, 2008
Office
Commercial Office	50%
Medical Office	—
Retail	50%
Industrial	—
Apartment	—

Geographic Region Diversification

Consolidated Properties

Estimated Percent of Fair Value September 30, 2008
East	12%
West	46%
Midwest	10%
South	28%
International	4%

Unconsolidated Properties

Estimated Percent of Fair Value September 30, 2008
East	—
West	50%
Midwest	50%
South	—
International	—

Seasonality

With the exception of our student oriented apartment communities, our investments are not materially impacted by seasonality, despite certain of our retail tenants being impacted by seasonality. Percentage rents (rents computed as a percentage of tenant sales) that we earn from investments in retail and office properties may, in the future, be impacted by seasonality.

For our six student oriented apartment communities, the majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In certain cases we enter into leases for less than the full academic year, including nine-month or shorter-term semester leases. As a result, we may experience significantly reduced cash flows during the summer months at properties leased under leases having terms shorter than 12 months. We are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. We have found certain property revenues and operating expenses to be cyclical in nature, and therefore not incurred ratably over the course of the year. Prior to the commencement of each new lease period, mostly during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the second and third quarter of each year.

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

Critical Accounting Policies

The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2007 Form 10-K.

Acquisitions

Consolidated Properties

Consolidated Property acquisitions completed since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of September 30, 2008
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	100%

Havertys Furniture	Industrial	Braselton, GA	December 3, 2004	100%	808,000	100%

Hagemeyer Distribution Center	Industrial	Auburn, GA	December 3, 2004	100%	300,000	100%

25850 S. Ridgeland	Industrial	Monee, IL	December 31, 2004	100%	719,000	100%

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of September 30, 2008
Georgia Door Sales Distribution Center	Industrial	Austell, GA	February 10, 2005	100%	254,000	100%

105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%

Waipio Shopping Center	Retail	Waipahu, HI	August 1, 2005	100%	137,000	96%

Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	100%	439,000	97%

CHW Medical Office Portfolio (1)	Office	CA and AZ	December 21, 2005	100%	755,000	88%

Metropolitan Park North	Office	Seattle, WA	March 28, 2006	100%	187,000	100%

Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	95%

9800 South Meridian (2)	Office	Englewood, CO	December 26, 2006	90%	144,000	91%

18922 Forge Drive (2)	Office	Cupertino, CA	February 15, 2007	90%	91,000	100%

4001 North Norfleet Road	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%

Station Nine Apartments (3)	Apartment	Durham, NC	April 16, 2007	100%	312,000	93%

Westar Office Portfolio	Office	St. Charles, MO	June 13, 2007	100%	141,000	100%

The District at Howell Mill (4)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	100%

Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%

Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	137,000	100%

Cabana Beach San Marcos (3)(5)	Apartment	San Marcos, TX	November 21, 2007	78%	278,000	97%

Cabana Beach Gainesville (3)(5)	Apartment	Gainesville, FL	November 21, 2007	78%	545,000	54%

Campus Lodge Athens (3)(5)	Apartment	Athens, GA	November 21, 2007	78%	229,000	88%

Campus Lodge Columbia (3)(5)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	93%

Campus Edge Lafayette (3)(5)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	96%

Campus Lodge Tampa (3)(5)	Apartment	Tampa, FL	February 29, 2008	78%	431,000	81%

(1)	We acquired a 95% economic interest in the limited liability company that owns leasehold interests in the CHW Medical Office Portfolio. On December 31, 2007, we acquired the remaining 5% economic interest.

(2)	We acquired a 90% ownership interest in the limited liability company that owns a fee interest in this property.
(3)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to leasing efforts before the school year.
(4)	We acquired an 87.85% tenancy in common interest in the limited liability company that owns a fee interest in this property.
(5)	We acquired a 78% tenancy in common interest in the limited liability company that owns a fee interest in this property.

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

Unconsolidated Properties

Unconsolidated Properties acquired since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of September 30, 2008
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	95%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80.0%	286,000	97%

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

Results of Operations for the three months ended September 30, 2008 and 2007:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties owned by us for the entire nine months ended on September 30, 2008, which were also owned by us during the entire nine months ended on September 30, 2007. Comparable real estate investments at September 30, 2008 include:

Monument IV at Worldgate,

Havertys Furniture,

Hagemeyer Distribution Center,

25850 S. Ridgeland,

Georgia Door Sales Distribution Center,

105 Kendall Park Lane,

Waipio Shopping Center,

Marketplace at Northglenn,

the CHW Medical Office Portfolio,

Metropolitan Park North,

Stirling Slidell Shopping Centre and

9800 South Meridian.

Revenues

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	$ Change	% Change
Revenues:
Minimum rents	$22,645	$16,719	$5,926	35.4%
Tenant recoveries and other rental income	5,710	4,187	1,523	36.4%

Total revenues	$28,355	$20,906	$7,449	35.6%

Increases in revenue line items from 2007 to 2008 are primarily attributable to the acquisition of the real estate investments that occurred during 2007 and 2008.

Included in minimum rents, as a net increase, are SFAS 141 and 142 above- and below-market lease amortization of $315 and $382 for the three months ended September 30, 2008 and 2007, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $825 and $764 for the three months ended September 30, 2008 and 2007, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	$ Change	% Change
Revenues:
Minimum rents	$11,355	$11,060	$295	2.7%
Tenant recoveries and other rental income	3,812	3,396	416	12.2%

Total revenues	$15,167	$14,456	$711	4.9%

	Total Revenues Reconciliation
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Total revenues:
Comparable real estate investments	$15,167	$14,456
Non-comparable real estate investments	13,188	6,450

Total revenues	$28,355	$20,906

Minimum rents at comparable real estate investments increased by $295 between the three months ended September 30, 2008 and the same period in 2007. The increase resulted from an approximate $417 increase in minimum rent at 9800 South Meridian due to a new lease of approximately 60,000 square feet that began in the first quarter of 2008. This increase was partially offset by an approximate $142 decrease at the CHW Medical Office Portfolio due to conversions from gross leases to net leases and decreased occupancy.

Tenant recoveries and other rental income at comparable real estate investments increased by $416 for the three months ended September 30, 2008 over the same period in 2007. The increase was primarily due to an approximate $297 increase in recoveries at the CHW Medical Office Portfolio related to conversion of gross leases to net leases and an increase in recoverable real estate taxes and operating expenses. The increase also includes an approximately $128 increase at Metropolitan Park North due to increases in recoverable real estate taxes and operating expenses as well as an increase in daily parking revenue.

Operating Expenses

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$2,752	$2,162	$590	27.3%
Property operating	7,332	3,457	3,875	112.1%
Manager and advisor fees	2,259	1,993	266	13.3%
Fund level expenses	400	572	(172)	(30.1)%
Provision for doubtful accounts	209	62	147	237.1%
General and administrative	143	72	71	98.6%
Depreciation and amortization	15,509	8,792	6,717	76.4%

Total operating expenses	$28,604	$17,110	$11,494	67.2%

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

Our Fund level expenses in 2008 and 2007 were subject to the Expense Limitation Agreement with the Manager (See Note 7), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our Share offering, compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of September 30, 2008 and December 31, 2007, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2008, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2007 to 2008 relate mainly to tenant bankruptcies at some of our multi-tenant retail and office properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. Increases in general and administrative expenses from 2007 to 2008 relate mainly to implementation of new software to enhance operations at our student housing portfolio.

We expect depreciation and amortization expense to increase as we acquire new real estate investments. Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$1,715	$1,571	$144	9.2%
Property operating	3,110	2,822	288	10.2%
Provision for doubtful accounts	52	62	(10)	(16.1)%
General and administrative	65	66	(1)	(1.5)%
Depreciation and amortization	5,385	4,961	424	8.5%

Total operating expenses	$10,327	$9,482	$845	8.9%

	Operating Expenses Reconciliation
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Total operating expenses:
Comparable real estate investments	$10,327	$9,482
Non-comparable real estate investments	15,618	5,063
Manager and advisor fees	2,259	1,993
Fund level expenses	400	572

Total operating expenses	$28,604	$17,110

Real estate taxes expense at comparable real estate investments increased by $144 for the three months ended September 30, 2008 compared to the same period of 2007 mainly due to an increase of $72 at Monument IV at Worldgate and $52 at the CHW Medical Office Portfolio as a result of the properties being reassessed.

The increase in property operating expenses at comparable real estate investments is related to increases in repair and maintenance projects and payroll costs for the property management company of approximately $116 at the CHW Medical Office Portfolio. The increase is also attributable to an increase of $66 at 9800 South Meridian related to increased utilities due to higher occupancy and miscellaneous repair and maintenance projects as well as an increase of $35 at Metropolitan Park North related to general operating items and miscellaneous repairs and maintenance projects.

The decrease in provision for doubtful accounts at comparable real estate investments is mainly related to a decrease in uncollectible accounts at the CHW Medical Office Portfolio of $54 due to tenant bankruptcies that occurred during 2007 and to collections of previously reserved accounts receivable. The decrease was partially offset by an increase of $45 at Marketplace at Northglenn related to two small tenants who have stopped paying rent.

General and administrative expenses at our comparable real estate investments relate mainly to property expenses unrelated to property operations and, have been consistent amongst these properties for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

The increase in depreciation and amortization expense at comparable real estate investments is primarily related to Metropolitan Park North being classified as held for sale during July 2007 and being removed from this classification during the first quarter of 2008, which resulted in an increase in depreciation and amortization of $490 during the three months ended September 20, 2007. There was also an increase of approximately $112 at 9800 South Meridian due to 2008 capital additions. The increases were partially offset by approximately $286 at the CHW Medical Office Portfolio due to several in-place lease intangible assets becoming fully amortized in the fourth quarter of 2007.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	$ Change	% Change
Other income and (expenses):
Interest income	$140	$310	$(170)	(54.8)%
Interest expense	(10,513)	(7,915)	(2,598)	32.8%
Loss allocated to minority interests	1,742	77	1,665	2,162.3%
Equity in income (loss) of unconsolidated affiliates	365	411	(46)	(11.2)%
Gain (loss) on foreign currency derivatives	306	(501)	807	161.1%

Total other income and (expenses)	$(7,960)	$(7,618)	$(342)	4.49%

Interest income decreased for the three months ended September 30, 2008 over 2007 as a result of lower interest rates in 2008 as well as maintaining lower cash balances in 2008 than were invested in 2007, prior to closing on real estate investments.

Interest expense increased from 2007 to 2008 primarily due to the acquisition of real estate investments that occurred subsequent to July 1, 2007. We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $234 and $175 for the three months ended September 30, 2008 and 2007, respectively. Also included in interest expense for the three months ended September 30, 2008 and 2007, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $54 and $8, respectively.

Loss allocated to minority interests represents the other owners’ share of the net loss recognized from operations of our consolidated joint ventures. The amount of future income or loss allocated to the minority interest owners of our consolidated joint ventures will be directly impacted by the net income or net loss recognized by that investment. Increase in loss allocated to minority interests from 2007 to 2008 is mainly attributable to the acquisitions of The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia in 2007 and Campus Edge Lafayette and Campus Lodge Tampa in the first quarter of 2008.

Equity in income of unconsolidated affiliates decreased by $46 as equity in income at Legacy Village decreased by $63 from equity income of $430 for the three months ended September 30, 2007 to equity income of $367 for the three months ended September 30, 2008. The decrease at Legacy Village stemmed from increased non recoverable property operating expenses. Equity in the income from 111 Sutter Street increased by $17 from equity loss of $19 for the three months ended September 30, 2007 to equity loss of $2 for the three months ended September 30, 2008. The decrease at 111 Sutter Street was the result of the Fund’s joint venture partner meeting certain promoted return thresholds in 2007, resulting in it being allocated more net income than its 20% ownership share.

Gain/loss on foreign currency derivatives relates to the change in fair value of the foreign currency forward contracts. The increase in fair value resulted from the strengthening of the United States Dollar against the Canadian Dollar during the third quarter of 2008.

Results of Operations for the nine months ended September 30, 2008 and 2007:

Revenues

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	$ Change	% Change
Revenues:
Minimum rents	$67,932	$42,048	$25,884	61.6%
Tenant recoveries and other rental income	15,712	11,386	4,326	38.0%

Total revenues	$83,644	$53,434	$30,210	56.5%

Increases in revenue line items from 2007 to 2008 are primarily attributable to the acquisition of the real estate investments that occurred during 2007 and 2008.

Included in minimum rents, as a net increase, are SFAS 141 and 142 above- and below-market lease amortization of $806 and $935 for the nine months ended September 30, 2008 and 2007, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $1,317 and $1,534 for the nine months ended September 30, 2008 and 2007, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	$ Change	% Change
Revenues:
Minimum rents	$33,583	$33,335	$248	0.7%
Tenant recoveries and other rental income	10,896	10,163	733	7.2%

Total revenues	$44,479	$43,498	$981	2.3%

	Total Revenues Reconciliation
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Total revenues:
Comparable real estate investments	$44,479	$43,498
Non-comparable real estate investments	39,165	9,936

Total revenues	$83,644	$53,434

Minimum rents at comparable real estate investments increased by $248 between the nine months ended September 30, 2008 and the same period in 2007. The increase resulted from an approximate $976 increase in minimum rent at 9800 South Meridian mainly due to a new lease of approximately 60,000 square feet that began in the first quarter of 2008. That increase was partially offset by an approximate $439 decrease at the CHW Medical Office Portfolio due to conversions from gross leases to net leases and decreased occupancy. Additional decreases of approximately $179 at Metropolitan Park North due to the recapture of above- and below-market lease amortization resulting from the property being reclassified as property held and used from held for sale, and an approximate $62 decrease at Marketplace at Northglenn due to acceleration of below-market leases in 2007 for tenants vacating early.

Tenant recoveries and other rental income at comparable real estate investments increased by $733 for the nine months ended September 30, 2008 over the same period in 2007. The increase was primarily due to an approximate $433 increase in recoveries at the CHW Medical Office Portfolio related to conversions from gross leases to net leases, an increase in recoveries of $110 at Monument IV related to an increase in real estate taxes and operating expenses and an increase in recoveries of $109 at Waipio Shopping Center due to increased operating expenses.

Operating Expenses

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$9,353	$5,551	$3,802	68.5%
Property operating	19,145	9,098	10,047	110.4%
Manager and advisor fees	6,670	5,394	1,276	23.7%
Fund level expenses	1,787	1,920	(133)	(6.9)%
Provision for doubtful accounts	341	257	84	32.7%
General and administrative	476	378	98	25.9%
Depreciation and amortization	49,806	22,281	27,525	123.5%

Total operating expenses	$87,578	$44,879	$42,699	95.1%

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

Our Fund level expenses in 2008 and 2007 were subject to the Expense Limitation Agreement, which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our Share offering, compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of September 30, 2008 and December 31, 2007, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2008, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2007 to 2008 relate mainly to tenant bankruptcies at some of our multi-tenant retail and office properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. Increases in general and administrative expenses from 2007 to 2008 relate mainly to implementation of new software to enhance operations at our student housing portfolio.

We expect depreciation and amortization expense to increase as we acquire new real estate investments. Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$4,921	$4,704	$217	4.6%
Property operating	8,654	8,224	430	5.2%
Provision for doubtful accounts	66	257	(191)	(74.3)%
General and administrative	310	368	(58)	(15.8)%
Depreciation and amortization	17,309	16,017	1,292	8.1%

Total operating expenses	$31,260	$29,570	$1,690	5.7%

	Operating Expenses Reconciliation
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Total operating expenses:
Comparable real estate investments	$31,260	$29,570
Non-comparable real estate investments	47,861	7,992
Manager and advisor fees	6,670	5,394
Fund level expenses	1,787	1,920
General and administrative	—	3

Total operating expenses	$87,578	$44,879

The increase in real estate taxes expense at comparable real estate investments is mainly due to general increases in tax rates and assessed values.

The increase in property operating expenses at comparable real estate investments is related to an increase of $271 at the CHW Medical Office Portfolio primarily related to repair and maintenance projects and an increase in payroll costs due to additional property management staffing. The increase is also attributable to an increase of $96 at Metropolitan Park North related to general operating items and miscellanous repairs and maintenance projects, and an increase of $75 at 9800 South Meridian related to increased utilities due to higher occupancy and miscellanous repair and maintenance projects.

The decrease in provision for doubtful accounts at comparable real estate investments is mainly related to a decrease in uncollectible accounts at the CHW Medical Office Portfolio of $259 due to tenant bankruptcies that occurred during 2007 and to collections of previously reserved accounts receivable in 2008. The decrease was partially offset by an increase of $68 at Marketplace at Northglenn related to two small tenants who have stopped paying rent.

The decrease in general and administrative expense at comparable real estate investments is primarily related to decreases in certain non-reimbursable state and local taxes and tax preparation fees at the CHW Medical Office Portfolio due to the timing of payments and a decrease at Waipio Shopping Center of general property level legal costs.

The increase in depreciation and amortization expense at comparable real estate investments is primarily related to the recapture of depreciation and amortization of approximately $1,716 at Metropolitan Park North resulting from the property being reclassified as property held and used from held for sale. An additional increase stemmed from the increase of approximately $228 at 9800 South Meridian due to 2008 capital additions. These increases were partially offset by the decrease of approximately $913 at the CHW Medical Office Portfolio due to several in-place lease intangible assets becoming fully amortized in the fourth quarter of 2007.

Other Income and Expenses

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	$ Change	% Change
Other income and (expenses):
Interest income	$508	$1,515	$(1,007)	(66.5)%
Interest expense	(31,580)	(19,659)	(11,921)	60.6%
Loss allocated to minority interests	5,326	215	5,111	2,377.2%
Equity in income (loss) of unconsolidated affiliates	1,061	882	179	20.3%
Gain (loss) on foreign currency derivative	541	(501)	1,042	(208.0)%

Total other income and (expenses):	$(24,144)	$(17,548)	$(6,596)	37.6%

Interest income decreased for the nine months ended September 30, 2008 over the same period in 2007 as a result of lower interest rates in 2008 as well as maintaining lower cash balances in 2008 than were invested in 2007, prior to closing on real estate investments.

Interest expense increased from 2007 to 2008 primarily due to the acquisition of real estate investments that occurred subsequent to January 1, 2007. We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $689 and $461 for the nine months ended September 30, 2008 and 2007, respectively. Also included in interest expense for the nine months ended September 30, 2008 and 2007, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $130 and $114, respectively.

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

Equity in income of unconsolidated affiliates increased by $179 as equity in income at Legacy Village increased by $338 from equity income of $729 for the nine months ended September 30, 2007 to equity income of $1,067 for the nine months ended September 30, 2008. The increase at Legacy Village stemmed from new leases that began subsequent to June 30, 2007 as well as termination fees earned in the second and third quarters of 2008. Equity income from 111 Sutter Street decreased by $159 from equity income of $153 for the nine months ended September 30, 2007 to equity loss of $6 for the nine months ended September 30, 2008. The decrease at 111 Sutter Street was the result of the Fund’s joint venture partner meeting certain promoted return thresholds, resulting in it being allocated more net income than its 20% ownership share.

Gain on foreign currency derivative relates to the change in fair value of the foreign currency forward contracts. The increase in fair value resulted from the strengthening of the United States Dollar against the Canadian Dollar during the first three quarters of 2008.

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

The Current Share Price of the Common Stock is $123.43 as of September 30, 2008.

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

•     Other Fund level expenses

•     Lender escrow accounts for real estate taxes, insurance, and capital expenditures

•   Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates

•   Proceeds from secured loans collateralized by individual properties

•   Proceeds from our unsecured line of credit

•   Proceeds from construction loans

•   Periodic sales of our Common Stock

•   Receipts from local governments for real estate tax reimbursements and sales tax sharing agreements

•   Sales of real estate investments

•   Draws from lender escrow accounts

Uses	Sources

Longer-term liquidity and capital needs such as:

•     Acquisitions of new real estate

•     Expansion of existing properties

•     Tenant improvements and leasing commissions

•     Debt repayment requirements, including both principal and interest

•     Repurchases of our Common Stock

The sources and uses of cash for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	$ Change
Net cash provided by operating activities	$16,495	$16,747	$(252)

Net cash used in investing activities	(38,038)	(251,532)	213,494

Net cash provided by financing activities	26,939	213,627	(186,688)

Our net cash flows provided by operating activities were impacted by an increase in net loss of $19,085 caused in part by an increase in interest expense of $11,921 in addition to a $12,489 decrease in operating income. The increase in net loss was more than offset by an increase in depreciation and amortization expense of $27,525. Our working capital, which consists of cash, tenant accounts receivable, and prepaid and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2007 and September 30, 2008 by the following items:

•

an increase in tenant accounts receivable of $1,682, which was mainly the result of our 2008 acquisitions, offset by a decrease in prepaid expenses and other assets of $2,338 mainly due to the receipt of income guarantees from our 2007 acquisitions; and

•	a decrease in accounts payable and accrued expenses of $2,227 offset by an increase in accrued real estate taxes of $3,294 due to 2008 and 2007 acquisitions.

In the future, we expect tenant accounts receivable to increase and to use significant amounts of working capital to pay operating expenses and interest expense as we acquire additional real estate investments.

Cash used in investing activities decreased as a result of a $213,789 decrease in acquisition activity for the nine months ended September 30, 2008 over September 30, 2007. Cash provided by financing activities decreased for the nine months ended September 30, 2008 over the same period in 2007 as a result of a decrease in Share issuances of $59,773 and a decrease in net borrowings of $124,440, as a result of less acquisition activity in 2008 than in 2007.

Financing

One of our investment strategies is to use leverage in an effort to improve the overall performance of the Fund. Our target is to maintain an overall Fund Portfolio level loan-to-value ratio of not more than 65%, with an individual asset’s long-term loan-to-value ratio not to exceed 75%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at September 30, 2008 and December 31, 2007 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	September 30, 2008		December 31, 2007
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$699,727	5.57%	$653,483	5.55%
Variable	36,604	5.51%	40,338	6.43%

Total	$736,331	5.57%	$693,821	5.60%

Unconsolidated Debt

	September 30, 2008		December 31, 2007
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$90,226	5.60%	$91,098	5.60%
Variable	—	—	—	—

Total	$90,226	5.60%	$91,098	5.60%

We have placed mostly fixed-rate financing with terms ranging from 2 to 19 years. At September 30, 2008, we had one floating rate loan at LIBOR plus 160 basis points (5.53% at September 30, 2008) and a borrowing on our line of credit at 5.50%. At December 31, 2007, we had one floating rate loan at LIBOR plus 160 basis points (6.20% at December 31, 2007) and a borrowing on our line of credit at 6.52%.

We anticipate that we will continue to use mainly fixed-rate debt to acquire real estate investments as long as interest rates remain favorable.

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement with PNC Bank, National Association and BMO Capital Markets Financing, Inc., to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by BANA. The line of credit was set to expire on February 21, 2009, but was extended by the Fund for one year, now scheduled to mature on February 21, 2010. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings will increase by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Since April 29, 2008, we have been paying an additional 0.50% on our line of credit borrowing. We will continue to pay the additional 0.50% until our debt service coverage ratio returns to 1.50 to 1.00 or greater. We may not draw funds on our line of credit if we experience a Material Adverse Change, which is defined to include, among other things, a set of circumstances or events that (a) is or would reasonably be expected to be material and adverse to the Fund’s business, properties, assets, financial condition, results of operations or prospects or (b) impairs materially or would reasonably be expected to impair materially the ability of the Fund to pay its indebtedness. We had $23,000 at 5.50% and $29,000 at 6.52%, borrowed on our line of credit at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, we had issued four letters of credit from our line of credit totaling approximately $3,000, which were used as additional collateral on four of our apartment communities. As of September 30, 2008, we were in compliance with the terms of our line of credit.

We anticipate that we will need a line of credit throughout the life of the Fund to accomplish our acquisition and operational objectives. In this respect, monies borrowed on our line of credit will be repaid from three sources:

•	placing fixed-rate mortgages on the Fund Portfolio,

•	cash flow generated by the Fund Portfolio, and

•	sales of our Common Stock.

Off-Balance Sheet Arrangements

Letters of credit are issued in most cases as collateral for acquisitions of properties. At September 30, 2008, we had approximately $3,000 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements.

Contractual Cash Obligations and Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence. During the quarter ended September 30, 2008, we did not enter into any contractual commitments.

Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Such acquisitions are subject to satisfactory completion of due diligence.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1,900 into an escrow account to fund future tenant improvements and leasing commissions. At September 30, 2008, we had approximately $1,816 deposited in this escrow, and we expect to fund approximately $75 during the remainder of 2008. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At September 30, 2008, our capital account escrow account balance was $669. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

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

The debt associated with five of the Fund’s student oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs at the communities. As of September 30, 2008, we had deposited $168 into this escrow in 2008 and we expect to fund approximately $56 during the remainder of 2008.

REIT Requirements

To remain qualified as a real estate investment trust for federal income tax purposes, we must distribute to shareholders or pay tax on 100% of our capital gains and at least 90% of ordinary taxable income.

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

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancing of existing debt. As of September 30, 2008, we had consolidated debt of $736,331, which included $36,604 of variable-rate debt. Including the $1,055 net discount on the assumption of debt, we had consolidated debt of $735,276 at September 30, 2008. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $36,604 of variable-rate debt would have resulted in an approximately $92 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

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

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2008, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $33,331 lower than the carrying value of $735,276. If treasury rates were 25 basis points higher at September 30, 2008, the fair value of our mortgage notes payable and other debt payable would have been approximately $41,905 lower than the carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts. We use foreign currency forward contracts as a hedging instrument to offset the impact of changes in exchange rates. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. We do not enter into foreign exchange forward contracts for trading purposes. We record these foreign currency forward contracts at fair value on the Consolidated Balance Sheet with gains and losses reported as a component of net loss, in the gain (loss) on foreign currency derivative line in the Consolidated Statement of Operations and Comprehensive Loss.

Foreign currency translation gains and losses on our Canadian investment will generally be partially offset by corresponding losses and gains on the related foreign currency forward contracts. Our foreign currency forward contracts reduce, but do not entirely eliminate the impact of foreign currency exchange rate movements. For the nine months ended September 30, 2008, we recognized a foreign currency translation loss of $1,030 and a gain on foreign currency derivative of $541. At September 30, 2008, a 10% unfavorable exchange rate movement would have increased our foreign currency translation loss by approximately $1,257 to a foreign currency translation loss of approximately $2,287 and would have also increased our gain on foreign currency derivative by approximately $665 to a gain on foreign currency derivative of approximately $1,206.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

The most significant risk factors applicable to the Fund are described in Item 1A of the 2007 Form 10-K. The information below provides an update to the previously disclosed risk factors and should be read in conjunction with the risk factors and information previously disclosed in the 2007 Form 10-K. Other than as set forth below, there have been no material changes to our risk factors described in Item 1A of the 2007 Form 10-K.

Risks related to our properties and our business

Our student oriented apartment communities are susceptible to certain risks, including: (i) seasonality in rents; (ii) annual re-leasing that is highly dependent on marketing and university admission policies; (iii) competition for tenants from other housing operated by educational institutions or other off-campus properties; and (iv) negative publicity.

Our results of operations are subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies and other risks inherent in the student housing industry.

Student apartment communities are typically leased by the bed on an individual lease liability basis, unlike multifamily housing where leasing is by the unit. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of acceptable credit. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied and not the number of units. We generally lease our owned properties under 12-month leases, and in certain cases, under nine-month or shorter-term semester leases. As a result, we may experience significantly reduced cash flows during the summer months at properties leased under leases having terms shorter than 12 months. Furthermore, all of our properties must be entirely re-leased each year, exposing us to increased leasing risk. Student apartment communities are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.

Changes in university admission policies could adversely affect us. For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshman, live in a university owned facility, the demand for beds at our properties may be reduced and our occupancy rates may decline. While we may engage in marketing efforts to compensate for such change in admission policy, we may not be able to effect such marketing efforts prior to the commencement of the annual lease-up period or our additional marketing efforts may not be successful.

Many colleges and universities own and operate their own competing on-campus housing facilities. On-campus student housing has certain inherent advantages over off-campus student housing in terms of physical proximity to the university campus and integration of on-campus facilities into the academic community. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us and other private sector operators. We also compete with national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators.

Currently, the industry is fragmented with no participant holding a significant market share. There are a number of student apartment communities that are located near or in the same general vicinity of many of our owned properties and that compete directly with us. Such competing student housing complexes may be newer than our properties, located closer to campus, charge less rent, possess more attractive amenities or offer more services or shorter term or more flexible leases. Rental income at a particular property could also be affected by a number of other factors, including the construction of new on-campus and off-campus residences, increases or decreases in the general levels of rents for housing in competing communities and other general economic conditions. We believe that a number of other large national companies with substantial financial and marketing resources may be potential entrants in the student housing business. The entry of one or more of these companies could increase competition for students.

Federal and state laws require colleges to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring on or in the vicinity of our properties. Reports of crime or other negative publicity regarding the safety of the students residing on, or near, our properties may have an adverse effect on our business.

The current global financial crisis may cause us to lose tenants and may impair our ability to borrow money to purchase properties or to refinance existing mortgage loans.

Our operations and performance depend on general economic conditions. The U.S. economy has recently experienced a financial downturn, with consumer spending on the decline, credit tightening and unemployment rising. Many financial and economic analysts are predicting that the world economy may be entering into a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. This economic downturn is expected to adversely affect the businesses of many of our tenants. Accordingly, we may experience higher vacancy rates and deterioration in our financial results as a result of the economic downturn.

The current downturn has had, and may continue to have, an unprecedented impact on the global credit markets. Credit has tightened significantly in the last several months. While we recently extended our credit facility so that it now expires on February 1, 2010, there can be no assurance that we will be able to obtain mortgage loans to purchase additional properties if such opportunities arise or to refinance existing mortgage loans, which could hurt our ability to grow our business. The Fund’s failure to obtain leverage at the contemplated levels, or to obtain leverage on attractive terms, could have a material adverse effect on the Fund’s ability to make new investments, its operating costs and its ability to pay dividends over time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the Fund’s unregistered sales of Shares for the quarter ended September 30, 2008, other than unregistered sales that were previously reported on Form 8-K.

Date	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds
August 1, 2008 (1)	16,956	$124.65	$2,114	Used to invest in cash and cash equivalents

(1)	This sale occurred pursuant to our dividend reinvestment plan.

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

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: November 7, 2008	By:	/s/ James D. Bowden
James D. Bowden
President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Steven Suss
Steven Suss
Chief Financial Officer (principal financial officer)