Form 10-K
period 2008-12-31
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2009-03-16
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of the 3,859,792 shares of common stock held by non-affiliates of the Registrant was $481,123,073 based upon the last sale price of $124.65 per share as of June 30, 2008.

As of March 16, 2009, there were 4,120,969 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities Exchange Commission (“SEC”). Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-K. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Presentation of Dollar Amounts

Unless otherwise noted, all dollar amounts, except per share dollar amounts, reported in this Form 10-K are in thousands.

PART I

Item 1.	Business.

GENERAL

Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Fund” refer to Excelsior LaSalle Property Fund, Inc.

The Fund is a Maryland corporation and was incorporated on May 28, 2004 (“Inception”). The Fund was created to provide accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 5,000,000 of our Class A common stock, $0.01 par value per share (our “Common Stock” or “Shares”). Please note that while we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company” as that term is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”), and will not be registered under the Investment Company Act.

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

On July 1, 2007, U.S. Trust Corporation and all of its subsidiaries, including the Former Manager and placement agent of the Fund, were acquired by Bank of America Corporation (the “Sale”). As a result of the Sale, the Former Manager and UST Securities Corp., a placement agent of the Fund at that time, became indirect wholly-owned subsidiaries of, and controlled by, Bank of America Corporation (“BAC”). Prior to its acquisition by BAC, U.S. Trust and its subsidiaries, including the Former Manager and UST Securities Corp. (“USTS”), were controlled by The Charles Schwab Corporation. The Former Manager continued to serve as the manager of the Fund and UST Securities Corp. continued to serve as the placement agent to the Fund after the Sale, and the Fund has consented to the change in ownership of the Former Manager and UST Securities Corp. UST Securities Corp. also engaged Bank of America, N.A. (“BANA”) and Banc of America Investment Services, Inc. (“BAI”) as sub-placement agents. The Former Manager was affiliated with Alternative Investment Solutions within the Global Wealth & Investment Management (“GWIM”) division of BAC. On February 22, 2008, U.S. Trust merged into BANA, an indirect wholly-owned subsidiary of BAC.

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

Effective November 26, 2008, BAI replaced USTS as placement agent of the Fund, and BANA ceased to be sub-placement agent of the Fund.

The Former Manager and the Fund contracted with LaSalle to act as our investment advisor (the “Advisor”), pursuant to the Advisory Agreement. The Advisor is registered as an investment advisor with the SEC. The Advisor has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated (“Jones Lang LaSalle”), a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are overseen and undertaken by the Manager and Advisor. In accordance with Maryland law, the Fund does have certain officers who administer the Fund’s operations. These officers are employees of, and are compensated by, the Manager.

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

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of December 31, 2008, we wholly or majority owned and controlled 40 consolidated properties totaling approximately 8.4 million square feet. As of December 31, 2008, we owned interests in two unconsolidated properties totaling approximately 0.8 million square feet. For a description of our properties, see “Item 2. Properties.”

INVESTMENT STRATEGY

Our investment objective is to seek to generate attractive long-term risk-adjusted total returns. We intend to pursue our investment objective by investing in real estate and real estate related assets directly or through subsidiaries (as described below), including joint venture arrangements with third parties. We have acquired and managed a portfolio of real estate investments that is diversified by property sector and geographic market. Specifically, we have and will continue to pursue investments in well-located, well-leased assets within the office, retail, industrial and apartment property sectors in the United States (the “Primary Sectors”). We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the cities considered for investment. When consistent with our investment objective, we will also seek to maximize the tax efficiency of our investments through tax-free exchanges and other tax planning strategies. Our investment strategy may be changed from time to time by our board of directors.

We expect that a majority of our total return will be generated from cash flow from our properties. We also expect to have the potential for moderate capital appreciation over an extended market cycle. We will seek to minimize risk and maintain stability of income and value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the portfolio.

We expect to employ debt financing to enhance total returns when mortgage interest rates are at attractive levels relative to real estate income yields, when debt is available on terms and conditions which we consider favorable, in keeping with our core investment style. We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We have attempted to limit overall portfolio leverage to 65% (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of all our real estate investments). Declining commercial property values may, at times, cause our portfolio leverage to increase above our target leverage ratio of 65%. When these conditions occur, and subject to having available capital, we will attempt to acquire properties using lower leverage and retire existing mortgage loans as they mature, which we expect will, in time, reduce overall portfolio leverage.

The uncertainty of the current economic environment and lack of available credit has caused unprecedented volatility in the value of all financial assets, and has now spread to the commercial real estate markets, which are highly dependent upon the availability and terms of credit. After a number of years of above average appreciation in the real estate markets, values began to decrease during 2008 with significantly reduced transaction volume. Real estate values, including properties that we own, may continue to decline over the near term, which should, however, lead to better investment opportunities than have been seen in recent years.

As our portfolio has been static over the last year and in response to the broader financial crisis and economic slow down, we have prioritized the use of available cash to de-leverage the Fund through the repayment of our line of credit, to maintain dividend payments to stockholders, to accumulate cash reserves as may be necessary for the management of our properties and to provide limited liquidity to investors by repurchasing Shares through the tender offer process. The free cash flow generated from our properties in 2008 was used to pay the ongoing dividends to stockholders. During 2008, the capital raised through the sale of Shares to stockholders was used to de-lever the Fund, with the excess devoted largely to offering limited liquidity to our stockholders via the repurchase of Shares.

For the remainder of 2009, we will continue to monitor the broader economic slowdown and, as best we can, mitigate the impacts of weakening property fundamentals on our portfolio. Our challenge will be to balance the sometimes competing objectives of building cash reserves that will reduce risk in our portfolio with our desire to distribute free cash flow generated from our property investments to pay an ongoing dividend to stockholders. Our strategic bias towards longer dated leases, higher credit tenants and fixed rate financing has served us well. However, the duration and magnitude of the current recession has exceeded expectations and historical precedents causing even the most conservative and defensive investment strategies to under perform. While actual and projected property level cash flows have supported consistent dividend payment for sixteen quarters, we are not immune to impacts from a continuation of the current financial crisis and the financial stress it may have on our tenants. We intend to be responsive to changes in market conditions that may require us to adopt a more defensive posture in the management of our balance sheet. Among these defensive tactics may be, establishing cash reserves for future capital needs, altering the timing and amount of what we have historically paid in dividends and amounts and frequency of tender offers. In this regard, our dividend declared for the quarter ended March 31, 2009 has been reduced from $1.75 per Share, our historic practice for quarterly dividends for the past 16 quarters, to $0.875 per Share.

We intend to use our line of credit to fund a portion of our capital expenditures, mortgage principal amortization and other working capital requirements throughout the year. Our line of credit expires in February 2010. While renewing and extending our line of credit beyond its current expiration will be challenging in the current environment, it is critical if our line of credit is to be used as a reliable source of short-term funding needs.

Our longer term strategy provides that we may also seek to enhance overall portfolio returns by selectively investing in higher-risk properties involving more significant leasing and/or capital reinvestment challenges. Since our net asset value, or NAV, as defined under “Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchase of Equity Securities,” exceeds $300 million, we may invest up to 25% of our assets in investments in sectors other than the Primary Sectors and/or properties located outside of the United States (“Other Investments”). These Other Investments will be considered when the anticipated incremental return outweighs the inherent incremental risk relative to the Primary Sectors. Pursuant to the terms of the Advisory Agreement, the Manager has retained the right to appoint one or more additional advisors with respect to Other Investments.

INVESTMENT POLICIES

We may invest directly in real estate or indirectly in real estate through interests in corporations, limited liability companies, partnerships and joint ventures having an equity interest in real property, real estate investment trusts, ground leases, tenant in common interests, mortgages, participating mortgages, convertible mortgages, second mortgages, mezzanine loans or other debt interests convertible into equity interests in real property, options to purchase real estate, real property purchase-and-leaseback transactions and other transactions and investments with respect to real estate. Prior to our NAV reaching $300 million, all real estate investments were required to be located in the United States. Now that our NAV exceeds $300 million, up to 25% of our assets may be located outside the United States. As of the filing of this Form 10-K, all but one of our assets are located within the United States.

We intend, where appropriate, to employ leverage to enhance our returns. Historically, long-term non-recourse financing, on a portfolio-wide basis, was not expected to exceed 65% of portfolio fair value. Initial leverage on any single property was not expected to exceed 75% of the property’s fair value without the approval of our board of directors. There is no set limit as to the number of mortgages that may be secured by a single property, as long as the 75% leverage threshold is not exceeded. Declining real estate values have caused the portfolio’s leverage to increase above our target leverage of 65%. Our board of directors has approved a resolution that allows the Fund to operate with a higher level of portfolio leverage as a result of the decrease in property values. Going forward, subject to having available capital, we expect to acquire properties using lower leverage, which we expect will, in time, reduce overall portfolio leverage thereby reducing portfolio risk. At December 31, 2008, we had an unsecured line of credit of $70 million for short-term operating, property acquisitions and other working capital needs, which is excluded from the portfolio leverage limits described above.

Our Advisor performs hold/sell analyses for each property as part of the annual strategic planning process. A sale decision may also originate at the portfolio or Fund level, where diversification objectives relating to property, geographical mix or scheduled lease expirations may indicate the need to rebalance the portfolio, where our Advisor’s perspectives on risks within a property sector change, or where the Fund’s capital needs have changed. A range of property-specific conditions may also indicate the need to sell, including changing demand fundamentals, potential market oversupply, changing conditions in capital markets, or changes in the asset’s competitive status in its market. Ultimately, the optimal holding period for every property is the period that maximizes return within our risk tolerance objectives. This goal is achieved when:

•	the Advisor’s research and analysis conclude that the asset or the market have reached a cyclical peak;

•	analysis indicates that a property is likely to under-perform our return objectives going forward;

•	analysis indicates that a property’s risk profile exceeds our tolerances; or

•	we can achieve improved returns by redeploying capital into new investments.

We have no limitation on the percentage of total assets that may be invested in any asset, nor the concentration of investments in any one geographic location within the United States nor to any individual tenant. The Advisory Agreement includes broad investment guidelines that provide for our diversification goals, which include goals for investment style, property type and geographic diversification.

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

SEASONALITY

With the exception of our student-oriented apartment communities, our investments are not materially impacted by seasonality, despite certain of our retail tenants being impacted by seasonality. Percentage rents (rents computed as a percentage of tenant sales) that we earn from investments in retail and office properties may, in the future, be impacted by seasonality.

For our six student-oriented apartment communities, the majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In certain cases we enter into leases for less than the full academic year, including nine-month or shorter-term semester leases. As a result, we may experience significantly reduced cash flows during the summer months at properties leased under leases having terms shorter than 12 months. We are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. We have found certain property revenues and operating expenses to be cyclical in nature, and therefore not incurred ratably over the course of the year. Prior to the commencement of each new lease period, mostly during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the second and third quarter of each year.

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

GEOGRAPHIC CONCENTRATION

The following sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2006, 2007 and 2008:

State	Percentage of Consolidated Revenues
2008
California	17%
Georgia	14%
Florida	11%
Colorado	10%

2007
California	22%
Colorado	13%
Georgia	13%
Arizona	11%
Washington	10%

2006
California	21%
Colorado	17%
Arizona	15%
Virginia	13%
Georgia	13%
Washington	11%

FOREIGN OPERATIONS

We currently own one property outside the United States, a multi-tenant office building located in Calgary, Canada. We are subject to currency risk and general Canadian economy risks associated with this investment. Canada accounted for 4% of our consolidated revenues from the year ended December 31, 2008.

DEPENDENCE ON SIGNIFICANT TENANTS

For the years ended December 31, 2008, 2007 and 2006, Fannie Mae accounted for 6%, 9% and 13% of our consolidated revenues, respectively. No other tenant accounted for more than 10% of our consolidated revenues during 2008, 2007 or 2006.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

James D. Bowden, age 55, has been Chief Executive Officer of the Fund since June 2008. Mr. Bowden has been in the financial industry for 30 years and has specialized in private equity for the last thirteen. He joined the Manager in 1998 to form the private equity group and to manage BAC’s private equity fund of funds business. In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class. He has led private placement capital raising activities, directed investment origination and has ongoing management and administration responsibilities for the business. He is a frequent speaker before private equity industry groups and asset management organizations concerning issues associated with investing in private equity, and is a member of the Advisory Board of Private Equity Center of the American Graduate School of International Management. Mr. Bowden’s career covers a variety of private equity, commercial banking and management consulting positions. From 1993 to 1998, he served as the manager of the Chicago office of Corporate Credit Examination Services for Continental Bank,

where he had responsibility for the independent oversight of the Private Equity Investing and Midwest Commercial Banking Division. He continued in that capacity after Continental Bank merged with BAC, until he joined the Manager. From 1988 to 1993, Mr. Bowden was a Managing Consultant in the Financial Advisory Services practice of Coopers & Lybrand, specializing in corporate turnarounds. His career focused on commercial lending and problem loan workouts prior to joining Coopers & Lybrand, with work at Continental Bank from 1985 to 1988, Citicorp from 1980 to 1985 and American National Bank of Chicago from 1977 to 1980. He received his MBA and BBA degrees from the University of Michigan in 1977 and 1975, respectively. Mr. Bowden is a Certified Public Accountant.

Steven L. Suss, age 48, has been an officer of the Fund since April 2007. Mr. Suss is the Fund’s Chief Financial Officer and the Chief Financial Officer of the Alternative Investment Solutions of GWIM and is responsible for managing the financial reporting and operational affairs of the investment vehicles within the group. Mr. Suss joined BAC in July 2007 via BAC’s acquisition of U.S. Trust, which he joined in April 2007. At U.S. Trust, Mr. Suss was the Chief Financial Officer of the Alternative Investments Division. Prior to joining U.S. Trust, Mr. Suss served as the Chief Financial Officer and Chief Compliance Officer of Heirloom Capital Management, L.P. (“Heirloom”), an SEC-registered investment adviser focused on investing in small to medium capitalized consumer, healthcare and technology companies, from May 2002 until September 2006. Mr. Suss was responsible for, among other things, all accounting and tax functions for all legal entities and managed accounts affiliated with Heirloom and investor communications. From September 1997 until January 2002, Mr. Suss served as the Chief Financial Officer and Vice President of Westway Capital LLC, an organization dedicated to achieving high performance returns by investing in technology and technology-related companies. Mr. Suss received a B.B.A. from the University of Texas at Austin.

INVESTMENT COMMITTEE OF THE ADVISOR

All of the Advisor’s major investment decisions on our behalf require the approval of its North American Private Equity Investment Committee, which is comprised of the following:

Peter H. Schaff, age 50, has been a Director of the Fund since May 2004. Mr. Schaff was designated as a Director by the Advisor. Mr. Schaff is an International Director and is the Chief Executive Officer of LaSalle’s North American Private Equity business. Mr. Schaff serves on LaSalle’s North American Private Equity Investment and Allocation Committees, and also on its Global Management Committee. Since joining LaSalle in 1984, Mr. Schaff has had extensive experience in all aspects of institutional real estate investment management, including acquisitions, joint ventures, financings, redevelopments, and dispositions. Prior to joining LaSalle, Mr. Schaff was a Banking Officer of Continental Illinois National Bank, working on private debt placements, interest rate swaps and related financial products. Mr. Schaff holds an undergraduate degree from Stanford University and an M.B.A. from the University of Chicago Graduate School of Business. Mr. Schaff is a member of the Urban Land Institute and the Pension Real Estate Association.

Wade W. Judge is an International Director and Chief Investment Officer of LaSalle’s North American Private Equity business and is the Chairman of LaSalle’s North American Private Equity Investment Committee. Prior to assuming these responsibilities in 2001, Mr. Judge was responsible for directing LaSalle’s U.S. acquisitions group for approximately 12 years. Prior to joining LaSalle in 1992, Mr. Judge worked for the Chairman of Jones Lang LaSalle and later managed the firm’s development group. Before coming to Jones Lang LaSalle in 1975, Mr. Judge was with Brown Brothers Harriman & Co. in New York City. Mr. Judge graduated with a B.A. from Dartmouth College and an M.B.A. from Stanford University.

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

Non-Voting, Ex Officio Members

The following employees of the Advisor are non-voting, ex officio members of its North American Private Equity Investment Committee:

Jeff Jacobson is the Global Chief Executive Officer of LaSalle. In that role, Mr. Jacobson is responsible for a 740 plus person team managing $41 billion of investments in both private and public real estate across all major markets within Europe, North America and Asia Pacific. Mr. Jacobson is a member of Jones Lang LaSalle’s Global Executive Committee, a member of the Jones Lang LaSalle Co-Investment Capital Allocation Committee and sits on various LaSalle Investment Committees. Mr. Jacobson was appointed Regional CEO of LaSalle’s European operations in 2000, prior to his appointment as Global CEO in January 2007. Mr. Jacobson was responsible for all aspects of the European business, including servicing the firm’s European investment management clients, chairing the European Investment Committee and implementing growth initiatives. Prior to returning to LaSalle in 2000, Mr. Jacobson was a Managing Director of Security Capital Group Incorporated. From 1986 until 1997, Mr. Jacobson was at LaSalle Partners where he worked on a broad range of property acquisitions, sales financing and restructuring assignments and started up the firm’s Commercial Mortgage Backed Securities (“CMBS”) investment activities. Mr. Jacobson holds undergraduate and graduate degrees in Economics from Stanford University.

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

Our student-oriented apartment communities are susceptible to certain risks, including: (i) seasonality in rents; (ii) annual re-leasing that is highly dependent on marketing and university admission policies; (iii) competition for tenants from other housing operated by educational institutions or other off-campus properties; and (iv) negative publicity.

For the year ended December 31, 2008, student-oriented apartment communities comprised approximately 22% of our revenues. The results of operations from our student-oriented apartment communities are subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies and other risks inherent in the student housing industry.

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

Our operations and performance depend on general economic conditions. The U.S. economy has recently experienced a financial downturn, with consumer spending on the decline, credit tightening and unemployment rising. Many financial and economic analysts are predicting that the world economy has entered into what will be a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. This economic downturn is expected to adversely affect the businesses of many of our tenants. Accordingly, we may experience higher vacancy rates and deterioration in our financial results as a result of the economic downturn.

The current downturn has had, and may continue to have, an unprecedented impact on the global credit markets. Credit has tightened significantly in the last several months. While we recently extended our credit facility so that it now expires on February 21, 2010, there can be no assurance that we will be able to obtain mortgage loans to purchase additional properties if such opportunities arise or to refinance existing mortgage loans, which could hurt our ability to grow our business. The Fund’s failure to obtain leverage at the contemplated levels, or to obtain leverage on attractive terms, could have a material adverse effect on the Fund’s ability to make new investments, its operating costs and its ability to pay dividends over time.

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

Real estate historically has experienced significant fluctuations and cycles in value that have resulted in reductions in the value of real estate related investments. Real estate will continue to be subject to such fluctuations and cycles in value in the future that may negatively impact the value of the Fund’s investments. The marketability and value of the Fund’s investments will depend on many factors beyond the control of the Fund. The ultimate performance of the Fund’s investments will be subject to the varying degrees of risk generally incident to the ownership and operation of the underlying real properties. The ultimate value of the Fund’s investment in the underlying real properties depends upon the Fund’s ability to operate the real properties in a manner sufficient to maintain or increase revenues in excess of operating expenses and debt service. Revenues and the values of our properties may be adversely affected by:

•	changes in national or international economic conditions;

•	cyclicality of real estate;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	the financial condition of tenants, buyers and sellers of properties;

•	competition from other properties offering the same or similar services;

•	changes in interest rates and in the availability, cost and terms of mortgage debt;

•	access to capital;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	the ongoing need for capital improvements (particularly in older structures);

•	changes in real estate tax rates and other operating expenses;

•	adverse changes in governmental rules and fiscal policies;

•	civil unrest;

•	acts of God, including earthquakes, hurricanes and other natural disasters, acts of war, acts of terrorism (any of which may result in uninsured losses);

•	adverse changes in zoning laws; and

•	other factors that are beyond the control of the real property owners and the Fund.

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

The Fund’s return on investment is somewhat dependent upon its ability to grow its portfolio of existing and future investments through the use of leverage. The Fund’s ability to obtain the leverage necessary on attractive terms will ultimately depend upon its ability to maintain interest coverage ratios and meet market underwriting standards, which will vary according to lenders’ assessments of the Fund’s creditworthiness and its ability to comply with the terms of the borrowings. The Fund’s failure to obtain leverage at the contemplated levels, or to obtain leverage on attractive terms, could have a material adverse effect on the Fund’s ability to make new investments, its operating costs and its ability to pay dividends over time.

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

Tenants of certain retail properties held by the Fund have leases that contain co-tenancy provisions, which require either certain tenants and/or certain amounts of square footage to be occupied and open for business or other tenants of the property gain certain rights. These rights often include the right to pay reduced rents and/or the right to terminate the lease should the co-tenancy provision not be satisfied. As a result of these co-tenancy provisions, and the exercise of rights pursuant to these provisions, the loss of a single tenant may have a negative impact on the Fund beyond the loss of rent from that particular tenant, in that the loss of a tenant due to its exercise of its co-tenancy provision, may trigger the co-tenancy provisions of other tenants, which can result in additional co-tenancy provisions being triggered. In addition, the Fund could still be negatively impacted even if a tenant that vacates the property continues to pay the full rent amount under its lease as the reduced occupancy could permit other tenants to exercise their co-tenancy provision rights. As a result, the Fund would have to recognize reduced rental income and/or reduced occupancy, which would have a negative impact on the value of the Fund’s Common Stock.

If significant tenants were to default on their lease obligations to the Fund, its results of operations and ability to pay dividends to stockholders may be adversely affected.

During the year ended December 31, 2008, Fannie Mae accounted for 6% of consolidated revenues. If this significant tenant were to default on its lease obligation to the Fund, our results of operations and ability to pay dividends to our stockholders would be adversely affected.

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

Although the Fund intends to provide limited liquidity to its stockholders, subject to board of directors approval, by conducting tender offers pursuant to which the Fund expects to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares, the Fund may not have sufficient available cash to fund the repurchase of Shares. There is no guarantee that cash will be available at any particular time to fund repurchases of Shares, and the Fund will be under no obligation to make such cash available through the sale of assets, borrowings or otherwise. In addition, the Fund’s compliance with the Federal income tax rules applicable to REITs and rules under the Federal securities laws may affect the Fund’s ability to repurchase Shares. If the number of Shares tendered by stockholders exceeds the percentage, number or dollar amount of Shares offered to be repurchased by the Fund, the Fund might only accept Shares properly tendered on a pro rata basis. In this regard, our most recent tender offer that expired on December 19, 2008 was oversubscribed, and we purchased approximately 7.24% of each stockholder’s validly tendered Shares.

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

While the Fund intends to diversify its investments both geographically and by property sector, there is no assurance as to the degree of diversification that will actually be achieved by the Fund. The Fund may not be able to assemble a fully diversified portfolio. Furthermore, the Fund may make investments involving contemplated sales or refinancings that do not actually occur as expected, which could lead to increased risk as a result of it having an unintended long-term investment and reduced diversification. Further diversification consistent with the Fund’s objectives will be dependent on a number of additional factors, including the Fund’s ability to raise additional capital, so there can be no assurance that the Fund’s diversification objectives will be achieved. To the extent the Fund is not able to appropriately diversify its investments, its financial results would be adversely affected if there were a downturn in the particular geographic region or property sector in which the Fund’s investments were concentrated. As of December 31, 2008, 46% of the current fair value of the Fund’s consolidated properties is geographically concentrated in the western United States. Fifty percent of the current fair value of unconsolidated properties are geographically concentrated in the midwestern and western United States. The Fund’s diversification of consolidated properties by property type, based on current fair value as of December 31, 2008, consists of 45% in the office property sector, 20% in the retail property sector, 14% in the industrial property sector and 21% in the residential property sector. The Fund’s diversification of unconsolidated properties by property type at December 31, 2008 consists of 50% in the retail property sector and 50% in the office property sector. Moreover, during the fiscal year ended December 31, 2008, approximately 17%, 14%, 11% and 10% of our consolidated revenues were derived from California, Georgia, Florida and Colorado, respectively. While most states have felt the impact of the current global financial crisis, the economies of California and Florida have been particularly hard hit.

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

The Fund intends to pay dividends and to make distributions to stockholders in amounts such that all or substantially all of the Fund’s taxable income in each year, subject to certain adjustments, is distributed to stockholders. This, along with other factors, should enable the Fund to qualify for the tax benefits afforded to a REIT under the Code. All distributions will be made at the discretion of our board of directors and will depend on the Fund’s earnings, financial condition, maintenance of its REIT status and such other factors as our board of directors may deem relevant from time to time. In this regard, we are not immune to impacts from a continuation of the current financial crisis and the financial stress it may have on our tenants. We intend to take a more defensive posture in the management of our balance sheet. These defensive tactics may include, altering the timing and amount of what we have historically paid in dividends. For example, our dividend declared for the quarter ended March 31, 2009 has been reduced from $1.75 per Share, our historic practice for quarterly dividends for the past 16 quarters, to $0.875 per Share. There are no assurances as to the Fund’s ability to pay dividends in the future or the amount of any future dividends. There may be little or no cash flow available to investors. In addition, some of the Fund’s distributions may include a return of capital.

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

On November 21, 2007, the Fund acquired Cabana Beach Gainesville which met the “significant” criteria as described in Rule 3-14 of Regulation S-X. Also on November 21, 2007, the Fund acquired three additional real estate investments from a related selling group (the “Selling Group”), Cabana Beach San Marcos, Campus Lodge Athens and Campus Lodge Columbia. The Fund also acquired a fifth real estate investment from the Selling Group in February 2009. Pursuant to Rule 3-14, we are required to file certain financial statements relating to these acquisitions. However, the Selling Group has refused to participate in the audits, and we are therefore unable to supply the required audited income statement required by Rule 3-14. As a result, we will be subject to limitations specified by the Staff in the preceding paragraph with respect to our failure to provide Rule 3-14 financial statements for our acquisition of the Metropolitan Park North property.

Item 2.	Properties.

DESCRIPTION OF REAL ESTATE:

Our investments in real estate assets as of December 31, 2008 consist of our interests in properties that are consolidated in our consolidated financial statements including interests in nine joint ventures (the “Consolidated Properties”) and interests in two additional joint ventures that own real estate (the “Unconsolidated Properties”). The following table sets forth the information with respect to our real estate assets as of December 31, 2008:

Property Name	Location	Type	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Monument IV at Worldgate (1)	Herndon, VA	Office	100%	2001	August 27, 2004	228,000	100%
Havertys Furniture (1)	Braselton, GA	Industrial	100%	2002/2005(2)	December 3, 2004	808,000	100%
Hagemeyer Distribution Center (3)	Auburn, GA	Industrial	100%	2001	December 3, 2004	300,000	100%
25850 S. Ridgeland (1)	Monee, IL	Industrial	100%	2004	December 31, 2004	719,000	100%
Georgia Door Sales Distribution Center (1)	Austell, GA	Industrial	100%	1994/1996(4)	February 10, 2005	254,000	76%
105 Kendall Park Lane (1)	Atlanta, GA	Industrial	100%	2002	June 30, 2005	409,000	100%
Waipio Shopping Center (1)	Waipahu, HI	Retail	100%	1986/2005(5)	August 1, 2005	137,000	97%

CHW Medical Office Portfolio (3)(6):
300 Old River Road	Bakersfield, CA	Office	100%	1992	December 21, 2005	37,000	100%
500 Old River Road	Bakersfield, CA	Office	100%	1992	December 21, 2005	30,000	90%
500 West Thomas Road	Phoenix, AZ	Office	100%	1994	December 21, 2005	169,000	97%
1500 South Central Ave	Glendale, CA	Office	100%	1980	December 21, 2005	37,000	100%
14600 Sherman Way	Van Nuys, CA	Office	100%	1991	December 21, 2005	50,000	97%
14624 Sherman Way	Van Nuys, CA	Office	100%	1981	December 21, 2005	51,000	83%
18350 Roscoe Blvd	Northridge, CA	Office	100%	1979	December 21, 2005	68,000	96%
18460 Roscoe Blvd	Northridge, CA	Office	100%	1991	December 21, 2005	25,000	100%
18546 Roscoe Blvd	Northridge, CA	Office	100%	1991	December 21, 2005	43,000	92%
4545 East Chandler	Chandler, AZ	Office	100%	1994	December 21, 2005	48,000	68%
485 South Dobson	Chandler, AZ	Office	100%	1984	December 21, 2005	43,000	61%
1501 North Gilbert	Gilbert, AZ	Office	100%	1997	December 21, 2005	38,000	75%
116 South Palisade	Santa Maria, CA	Office	100%	1995	December 21, 2005	34,000	100%
525 East Plaza	Santa Maria, CA	Office	100%	1995	December 21, 2005	44,000	96%
10440 East Riggs	Chandler, AZ	Office	100%	1996	December 21, 2005	39,000	66%
Marketplace at Northglenn (1)	Northglenn, CO	Retail	100%	1999-2001(7)	December 21, 2005	439,000	96%
Metropolitan Park North (1)	Seattle, WA	Office	100%	2001	March 28, 2006	187,000	100%
Stirling Slidell Shopping Centre (1)	Slidell, LA	Retail	100%	2003	December 14, 2006	139,000	71%
9800 South Meridian (8)	Englewood, CO	Office	90%	1994	December 26, 2006	144,000	65%
18922 Forge Drive (8)	Cupertino, CA	Office	90%	1972/1999(9)	February 15, 2007	91,000	100%
4001 North Norfleet Road (1)	Kansas City, MO	Industrial	100%	2007	February 27, 2007	702,000	100%
Station Nine Apartments (1)	Durham, NC	Apartment	100%	2005	April 16, 2007	312,000	93%
4 Research Park Drive (1)	St. Charles, MO	Office	100%	2000/2004	June 13, 2007	60,000	100%
36 Research Park Drive (1)	St. Charles, MO	Office	100%	2007	June 13, 2007	81,000	100%
The District at Howell Mill (8)	Atlanta, GA	Retail	87.85%	2006	June 15, 2007	306,000	100%
Canyon Plaza (1)	San Diego, CA	Office	100%	1986/1993(10)	June 26, 2007	199,000	100%
Railway Street Corporate Centre (1)	Calgary, Canada	Office	100%	2007	August 30, 2007	137,000	100%

Student-oriented Apartment Communities:
Cabana Beach San Marcos (8)	San Marcos, TX	Apartment	78%	2006	November 21, 2007	278,000	98%
Cabana Beach Gainesville (8)	Gainesville, FL	Apartment	78%	2005-2007(11)	November 21, 2007	545,000	51%
Campus Lodge Athens (8)	Athens, GA	Apartment	78%	2003	November 21, 2007	229,000	93%

Property Name	Location	Type	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Campus Lodge Columbia (8)	Columbia, MO	Apartment	78%	2005	November 21, 2007	256,000	93%
Campus Edge Lafayette (8)	Lafayette, LA	Apartment	78%	2007	January 15, 2008	207,000	98%
Campus Lodge Tampa (8)	Tampa, FL	Apartment	78%	2001	February 29, 2008	431,000	81%

Unconsolidated Properties:
Legacy Village (12)	Lyndhurst, OH	Retail	46.5%	2003	August 25, 2004	595,000	95%
111 Sutter Street (8)	San Francisco, CA	Office	80%	1926/2001(13)	March 29, 2005	286,000	91%

(1)	This property is owned fee.
(2)	Built in 2002 and expanded by 297,000 square feet in 2005.
(3)	This property is owned leasehold.
(4)	Built in 1994 and expanded in 1996.
(5)	Built in 1986 and expanded in 2005.
(6)	This portfolio was owned 95% as majority interest holder in a joint venture, leasehold until December 31, 2007 at which point the remaining 5% was acquired by the Fund. We previously referred to this portfolio as the Pacific Medical Office Portfolio.
(7)	Redeveloped between 1999 and 2001.
(8)	This property is owned as majority interest holder in a joint venture.
(9)	Built in 1972 and renovated in 1999.
(10)	Built in 1986 with addition completed in 1993.
(11)	Portions of property built and completed between 2005 and 2007.
(12)	This property is owned as an interest holder in a joint venture.
(13)	Built in 1926 and renovated in 2001.

ACQUISITIONS

2008 Acquisitions

Consolidated Properties

On January 15, 2008, we acquired a 78% interest in Campus Edge Lafayette, a student-oriented apartment community. Campus Edge Lafayette, located in Lafayette, Louisiana near the University of Louisiana-Lafayette, has 168 units and 524 bedrooms. Leases for this property generally expire within one year. The gross purchase price for the property was approximately $26,870.

On February 29, 2008, we acquired a 78% interest in Campus Lodge Tampa, a student-oriented apartment community. Campus Lodge Tampa, located in Tampa, Florida near the University of South Florida, has 312 units and 1068 bedrooms. Leases for this property generally expire within one year. The gross purchase price for the property was approximately $46,787 and included the assumption of a $33,500, nine-year fixed rate mortgage loan, at 5.95% with interest only due for the first five years.

2007 Acquisitions

Consolidated Properties

On February 15, 2007, we acquired a 90% interest in 18922 Forge Drive, a 91,000 square-foot, multi-tenant office building located in Cupertino, California with lease expirations through 2010. The property’s tenants are IBM and Oracle, which have both sub-leased their space to other technology companies. The gross purchase price was approximately $26,200.

On February 27, 2007, we acquired a 100% ownership interest in 4001 North Norfleet Road, a 702,000 square-foot, single-tenant industrial building located in Kansas City, Missouri. The property’s tenant is Musician’s Friend, a subsidiary of Guitar Center (under a net lease through 2017). The gross purchase price was approximately $37,600.

On April 16, 2007, we acquired a 100% interest in Station Nine Apartments, a 312,000 square-foot, 323 unit apartment complex located in Durham, North Carolina adjacent to the Duke University campus. The property’s leases generally expire within one year. The gross purchase price was approximately $56,400.

On June 13, 2007, we acquired a 100% interest in two single-tenant office buildings totaling 141,000 square-feet located in St. Charles, Missouri. The buildings are currently leased to a single-tenant (under net leases through 2014 and 2016). The gross purchase price was approximately $28,600.

On June 15, 2007, we acquired an 87.85% interest in The District at Howell Mill, a 306,000 square foot retail property built in 2006, located in Atlanta, Georgia. The property’s largest tenants are Wal-Mart, TJ Maxx, Office Depot, and PetSmart with leases expiring through 2026. Tenants of this center pay their pro rata share of the property’s operating expenses. The gross purchase price was approximately $78,700.

On June 26, 2007, we acquired a 100% interest in Canyon Plaza, a 199,000 square-foot, single-tenant office building located in San Diego, California. The property’s tenant is Conexant Systems, Inc (under a net lease expiring in 2017) which has sub-leased a portion of their space to another technology company. The gross purchase price was approximately $55,000.

On August 30, 2007, we acquired a 100% ownership interest in a 137,000 square-foot, multi-tenant office building located in Calgary, Canada with leases expiring through 2017. The building is currently 100% leased to a number of tenants for between five and ten years. The gross purchase price was approximately $42,600.

On November 21, 2007, we acquired 78% interests in four student-oriented apartment communities. Cabana Beach San Marcos located in San Marcos, Texas near Texas State University has 276 units and 744 bedrooms. Cabana Beach Gainesville located in Gainesville, Florida near the University of Florida has 504 units and 1,488 bedrooms. Campus Lodge Athens located in Athens, Georgia near the University of Georgia has 240 units and 480 bedrooms. Campus Lodge Columbia located in Columbia, Missouri near the University of Missouri has 192 units and 768 bedrooms. Leases for these four properties generally expire within one year. The gross purchase price for the four communities was approximately $149,600.

On December 31, 2007, we acquired the remaining 5% membership interest in a limited liability company that owns the CHW Medical Office Portfolio. The gross purchase price was approximately $4,000.

2006 Acquisitions

Consolidated Properties

On March 28, 2006, we acquired a 100% interest in Metropolitan Park North, a 186,000 square-foot, multi-tenant office building with a five-level parking garage located in Seattle, Washington with lease expirations through 2016. The gross purchase price was approximately $89,200.

On December 14, 2006, we acquired a 100% interest in Stirling Slidell Shopping Centre, a 139,000 square-foot, multi-tenant retail center located approximately 35 miles northeast of New Orleans, Louisiana, built in 1994 with lease expirations through 2020. The gross purchase price was approximately $23,400.

On December 26, 2006, we acquired a 90% interest in 9800 South Meridian, a 129,000 square-foot, multi-tenant office building located in suburban Denver, Colorado, built in 1994 with tenant lease expirations through 2009. The gross purchase price was approximately $14,700. Since we acquired our interest in this building, it has undergone significant upgrades, which involved increasing the rentable space by approximately 10,000 square-feet and leasing the building to new tenants.

FINANCING

The following is a summary of the mortgage debt for our Consolidated Properties and our Unconsolidated Properties as of December 31, 2008.

Property	Interest Rate	Maturity Date	Principal Balance
Consolidated Properties:
9800 South Meridian	Libor + 1.60%	January 2010	$13,604
Waipio Shopping Center	5.15%	November 2010	19,950
Monument IV at Worldgate	5.29%	September 2011	36,832
25850 S. Ridgeland	5.05%	April 2012	16,120
105 Kendall Park Lane	4.92%	September 2012	13,000
Metropolitan Park North	5.73%	April 2013	61,000
36 Research Park Drive	5.60%	July 2013	11,050
CHW Medical Office Portfolio	5.75%	November 2013	17,254
CHW Medical Office Portfolio	5.75%	November 2013	15,017
CHW Medical Office Portfolio	5.75%	November 2013	15,551
18922 Forge Drive	6.24%	February 2014	19,050
CHW Medical Office Portfolio	5.79%	March 2014	33,957
Stirling Slidell Shopping Centre	5.15%	April 2014	13,580
Cabana Beach San Marcos	5.57%	December 2014	19,650
Cabana Beach Gainesville	5.57%	December 2014	49,107
Campus Lodge Athens	5.57%	December 2014	13,723
Campus Lodge Columbia	5.57%	December 2014	16,341
Hagemeyer Distribution Center	5.23%	January 2015	6,500
Georgia Door Sales Distribution Center	5.31%	January 2015	5,400
Havertys Furniture	5.23%	January 2015	18,100
Havertys Furniture	6.19%	January 2015	11,025
Campus Edge Lafayette	5.57%	February 2015	17,465
4 Research Park Drive	6.05%	March 2015	7,127
Marketplace at Northglenn	5.50%	January 2016	63,755
Campus Lodge Tampa	5.95%	October 2016	33,500
4001 North Norfleet Road	5.60%	March 2017	24,230
Station Nine Apartments	5.50%	May 2017	36,885
The District at Howell Mill	6.14%	June 2017	10,000
Canyon Plaza	5.90%	June 2017	30,671
Railway Street Corporate Centre	5.16%	September 2017	24,161
The District at Howell Mill	5.30%	March 2027	35,000
Unconsolidated Properties:
Legacy Village	5.63%	January 2014	$97,047
111 Sutter Street	5.58%	June 2015	56,000

INSURANCE

We believe our properties currently are adequately covered by insurance consistent with the level of coverage that is standard in our industry.

OPERATING STATISTICS

We generally have investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe our leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property sector for our consolidated properties as of December 31, 2008:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft
Consolidated Properties:
Office:
Commercial Office	8	1,127,000	13.5%	95.5%	$21.19
Medical Office	15	756,000	9.0%	88.2%	18.71
Retail	4	1,021,000	12.3%	93.9%	14.82
Industrial	6	3,192,000	38.2%	98.1%	3.27
Apartments	7	2,258,000	27.0%	81.6%	15.05

Total	40	8,354,000	100.0%	91.9%	$11.68

The following table shows our operating statistics by property sector for our unconsolidated properties as of December 31, 2008:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft
Unconsolidated Properties:
Office:
Commercial Office	1	286,000	32.5%	91.0%	$42.07
Retail	1	595,000	67.5%	95.0%	20.97

Total	2	881,000	100.0%	93.7%	$27.62

As of December 31, 2008, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent	Square Footage	Percentage of Consolidated Annualized Minimum Base Rent
2009 (1)	63	$4,291	248,000	7.3%
2010	67	5,842	237,000	9.9%
2011	66	8,365	415,000	14.2%
2012	57	8,193	359,000	13.9%
2013	50	3,940	457,000	6.7%
2014 and thereafter	74	28,443	4,101,000	48.0%

Total	377	$59,074	5,817,000

(1)	Does not includes 4,289 leases totaling approximately 1,843,000 square feet and approximately $27,768 in annualized minimum base rent associated with our seven apartment investments.

As of December 31, 2008, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent	Square Footage	Percentage of Consolidated Annualized Minimum Base Rent
2009	6	$513	21,000	2.3%
2010	22	3,947	96,000	17.6%
2011	8	3,491	67,000	15.5%
2012	2	227	7,000	1.0%
2013	18	3,692	101,000	16.4%
2014 and thereafter	36	10,589	522,000	47.2%

Total	92	$22,459	814,000

PRINCIPAL TENANTS

The following table sets forth the top ten tenants, in our consolidated properties, based on their percentage of annualized minimum base rent for the year ended December 31, 2008:

Tenants	Line of Business	Date of Lease Expiration	Lease Renewal Options	% of Total Area	% of Annualized Minimum Base Rent
Fannie Mae	Financial services	December 31, 2011	Two 5-year options	2.7%	6.6%
Nordstrom, Inc	Retailer	January 31, 2012	Two 5-year options	1.6%	5.9%
Conexant Systems, Inc.	Communications	June 20, 2017	Two 5-year options	2.4%	5.5%
Havertys Furniture	Furniture retailer	April 30, 2021	Five 5-year options	9.7%	4.8%
Catholic Healthcare West	Healthcare	Varies	Varies	2.0%	4.3%
Musician’s Friend, Inc.	Retailer	February 28, 2017	Three 5-year options	8.4%	3.9%
International Business Machines Corp.	Information Technology	March 31, 2010	Two 5-year options	0.6%	3.2%
Westar Aerospace & Defense Group, Inc.	Technical and Scientific Research Services	Varies	Varies	1.0%	3.1%
Michelin North America, Inc	Tire Manufacturer	December 30, 2014	Three 5-year options	8.6%	2.6%
Acuity Specialty Products Group, Inc.	Specialty chemical products	April 30, 2017	Two 5-year options	4.9%	1.9%

Total				41.9%	41.8%

PRINCIPAL PROPERTIES

The following table sets forth the top ten properties, of our consolidated properties, based on their percentage of minimum base rent for the year ended December 31, 2008:

Properties	% of Total Area	% of Minimum Base Rent
Cabana Beach Gainesville	6.5%	7.4%
Metropolitan Park North	2.2%	6.7%
Marketplace at Northglenn	5.3%	6.7%
Campus Lodge Tampa	5.2%	5.4%
Monument IV at Worldgate	2.7%	5.3%
The District at Howell Mill	3.7%	5.1%
Station Nine Apartments	3.7%	4.7%
Canyon Plaza	2.4%	4.3%
Cabana Beach San Marcos	3.3%	3.8%
Havertys Furniture	9.7%	3.7%

Total	44.7%	53.1%

GROUND LEASES

We are subject to a number of ground leases at certain properties we own or control. As of December 31, 2008 we have $2 in total payments due over the next 70 years.

Item 3.	Legal Proceedings.

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with any certainty the amounts involved, management is of the opinion that, when such litigation is resolved, our resulting net liability, if any, will not have a significant effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is not currently traded on any exchange and there is no established public trading market for our Common Stock. As of the filing date of this Form 10-K, there were approximately 1,741 holders of our Common Stock.

The price at which Shares are sold or redeemed at any future dates will be determined based on the current share price (the “Current Share Price” as defined below). We expect to sell additional Shares through private placements to accredited investors on a periodic basis to accommodate investment by existing and additional investors. Subsequent offerings may be made either for our Common Stock or for other share classes that may be subject to sales loads or bear different expense ratios.

Unregistered Sales of Equity Securities

The following table provides information on unregistered sales of our securities that occurred since September 30, 2008 other than unregistered sales that have been previously reported on a Form 8-K:

Date	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds
November 7, 2008 (1)	18,562	$123.43	$2,291	Used to pay down line of credit borrowings

(1)	This sale occurred pursuant to our dividend reinvestment plan.

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

Issuer Purchases of Equity Securities

Pursuant to our share repurchase program (the “Repurchase Program”), we intend to provide limited liquidity to our stockholders by conducting tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. During the fourth quarter of 2008, we repurchased Shares through a tender offer which commenced and was publicly announced on November 21, 2008 and expired on December 12, 2008. Pursuant to the tender offer, for which our board of directors approved the purchase of up to $10,000, we repurchased Shares as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 2008	81,018	$123.43	81,018	—

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

CALCULATION OF SHARE PRICE

The Current Share Price of our Common Stock (the “Current Share Price”) is established quarterly based on the following valuation methodology, which may be modified from time to time by our board of directors.

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

We have retained independent third-party real estate appraisal firms (the “Appraisal Firms”) that appraise each Investment not less than annually beginning one year after acquisition. During the first three quarters after acquisition, the Investment will be carried at capitalized cost and reviewed quarterly for material events at the property or market level that may require an adjustment of the Investment’s valuation.

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

The following table presents the external appraisal and valuation schedule for our investment portfolio for the year ended December 31, 2008:

Period for Appraising the Investment	Notes
For the three months ended March 31, 2009:
Monument IV at Worldgate	(1)
105 Kendall Park Lane	(1)
Station Nine Apartments	(1)
4 Research Park Drive	(1)
36 Research Park Drive	(1)
The District at Howell Mill	(1)
Canyon Plaza	(1)

For the three months ended June 30, 2009:
Legacy Village	(1)
Waipio Shopping Center	(1)
Marketplace at Northglenn	(1)
Railway Street Corporate Centre	(1)
Cabana Beach Gainesville	(1)
Campus Lodge Athens	(1)

For the three months ended September 30, 2009:
25850 S. Ridgeland	(1)
Hagemeyer Distribution Center	(1)
Havertys Furniture	(1)
CHW Medical Office Portfolio	(1)
Stirling Slidell Shopping Centre	(1)
9800 South Meridian	(1)
Cabana Beach San Marcos	(1)
Campus Lodge Columbia	(1)

For the three months ended December 31, 2009:
Metropolitan Park North	(1)
111 Sutter Street	(1)
Georgia Door Sales Distribution Center	(1)
4001 North Norfleet Road	(1)
18922 Forge Drive	(1)
Campus Edge Lafayette	(1)
Campus Lodge Tampa	(1)

(1)	These investments will be externally appraised not less than annually. For quarters where no external appraisal is performed, the investment will be valued by us during the interim quarters, for purposes of calculating NAV. In addition, the Investment’s related indebtedness will be valued every quarter.

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

The following table presents the NAV per share for each period indicated below:

Quarter Ended	NAV per Share
December 31, 2008	$93.80
September 30, 2008	123.43
June 30, 2008	124.65
March 31, 2008	121.58
December 31, 2007	120.03
September 30, 2007	119.95
June 30, 2007	118.40
March 31, 2007	115.95
December 31, 2006	115.02
September 30, 2006	110.93
June 30, 2006	112.66
March 31, 2006	110.73
December 31, 2005	108.08
September 30, 2005	104.16
June 30, 2005	100.07
March 31, 2005	100.03

DIVIDEND POLICY

To comply with current tax laws necessary to qualify as a REIT, we expect to distribute at least 90% of our taxable income to our stockholders. Accordingly, we currently intend, although are not legally obligated, to make distributions to our stockholders in amounts sufficient to maintain our qualification as a REIT. Before payment of any dividend, we must have cash available after payment of both operating requirements and scheduled debt service on mortgages and loans payable. The declaration of dividends is at the discretion of our board of directors, which decision is made from time to time based on then prevailing circumstances.

For the remainder of 2009, we will continue to monitor the broader economic slowdown and, as best we can, mitigate the impacts of weakening property fundamentals on our portfolio. Our challenge will be to balance the sometimes competing objectives of building cash reserves that will reduce risk in our portfolio with our desire to distribute free cash flow generated from our property investments to pay an ongoing dividend to stockholders. Our strategic bias towards longer dated leases, higher credit tenants and fixed rate financing has served us well. However, the duration and magnitude of the current recession has exceeded expectations and historical precedents causing even the most conservative and defensive investment strategies to under perform. While actual and projected property level cash flows have supported a consistent dividend payment for sixteen quarters, we are not immune to impacts from a continuation of the current financial crisis and the financial stress it may have on our tenants. We intend to be responsive to changes in market conditions that may require us to adopt a more defensive posture in the management of our balance sheet. Among these defensive tactics may be, establishing cash reserves for future capital needs, altering the timing and amount of what we have historically paid in dividends and amounts and frequency of tender offers. In this regard, on March 13, 2009, our board of directors declared a dividend of $0.875 per Share to stockholders of record on March 31, 2009, payable on May 1, 2009. This represents a reduction from $1.75 per Share, our historic practice for quarterly dividends for the past 16 quarters. We cannot provide assurance with respect to the amount of dividends, if any, that we will pay in the future.

Our board of directors, the Manager and the Advisor will periodically review the dividend policy to determine the appropriateness of our dividend rate relative to our current and forecasted cash flows.

The distributions declared per Share in each quarter since Inception are as follows:

To Stockholders of Record as of	Paid on or to be paid on	Distribution per Share
March 31, 2009	May 1, 2009	$0.875
December 31, 2008	February 6, 2009	1.75
August 15, 2008	November 7, 2008	1.75
June 25, 2008	August 1, 2008	1.75
February 15, 2008	May 2, 2008	1.75
December 28, 2007	February 1, 2008	1.75
August 15, 2007	November 2, 2007	1.75
May 15, 2007	August 3, 2007	1.75
February 15, 2007	May 4, 2007	1.75
December 29, 2006	February 2, 2007	1.75
September 30, 2006	November 3, 2006	1.75
May 15, 2006	August 4, 2006	1.75
February 24, 2006	May 5, 2006	1.75
December 15, 2005	February 3, 2006	1.75
September 15, 2005	November 4, 2005	1.75
June 30, 2005	August 5, 2005	1.75
March 31, 2005	May 6, 2005	1.75

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

•

either (i) payment of the dividend is required for the Fund to maintain its status as a REIT or (ii) the amount of the dividend and all other dividends paid by the Fund during the current quarter and the preceding three quarters does not exceed the amount of Funds From Operations (“FFO” as defined in “Item 6. Selected Financial Data”) of the Fund plus $500 during that period.

	Year End December 31, 2008	Year End December 31, 2007
FFO + $500 (dividend limitation amount)	$26,649	$22,662
Dividends declared	26,438	22,139

Surplus	$211	$523

Performance Graph (1) (Dollars in whole dollars)

The following graph is a comparison of the four-year cumulative return of our Shares (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”), the National Real Estate Investment Trusts’ (“NAREIT”) All Equity Index and the National Counsel of Real Estate Investment Fiduciaries (“NCREIF”) Property Index, as peer group indices. The graph assumes that $100 was invested on December 31, 2004 in our Shares, the S&P 500 Index, the NAREIT All Equity Index and the NCREIF Property Index assuming that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our Shares will continue in line with the same or similar trends depicted in the graph below.

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

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	For the Period May 29, 2004 (Inception) Through December 31, 2004
Operating Data:
Total revenues	$113,434	$77,287	$51,105	$15,003	$1,518
Operating expenses	113,219	64,603	41,509	10,634	764

Operating income	215	12,684	9,596	4,369	754
Interest income	643	1,788	1,582	898	18
Interest expense	(41,805)	(28,712)	(18,522)	(5,371)	(840)
Loss allocated to minority interests	5,651	572	156	11	—
Equity in income of unconsolidated affiliates	1,230	536	425	116	6
Gain (loss) on foreign currency derivative	1,492	(504)	—	—	—

Net (loss) income	(32,574)	(13,636)	(6,763)	23	(62)
Foreign currency translation adjustment	(2,848)	963	—	—	—

Net comprehensive (loss) income	$(35,422)	$(12,673)	$(6,763)	$23	$(62)

Weighted average shares outstanding	3,822,484	3,252,725	2,341,347	1,276,388	39,783
(Loss) income per share—basic and diluted	$(8.52)	$(4.19)	$(2.89)	$0.02	$(1.57)
Cash distributions declared per common share	$7.00	$7.00	$7.00	$7.00	$1,289.78

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Investments in real estate—net of accumulated depreciation	$957,974	$918,604	$504,133	$399,182	$134,925
Total assets	1,084,805	1,070,188	635,694	502,344	169,578
Total debt	717,497	691,316	361,351	280,361	66,850
Minority interests	15,043	15,519	3,036	2,812	—
Stockholders’ equity	308,573	316,076	241,222	186,055	92,258
Cash Flow Information:
Net cash flows provided by operating activities	$19,983	$26,464	$9,941	$5,254	$649
Net cash flows used in investing activities	(37,933)	(391,619)	(118,800)	(222,170)	(96,217)
Net cash flows provided by financing activities	26,011	344,590	129,667	221,684	98,962
Other Data:
Funds from operations	$26,149	$22,162	$16,821	$8,810	$1,133
Funds from operations per share—basic and diluted (1)	$6.84	$6.81	$7.18	$6.90	$28.47

(1)	Funds from operations (“FFO”) does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America (“GAAP”), should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income to FFO.

The selected financial data presented above has been dramatically impacted by acquisitions made since the inception of the Fund. These acquisitions drastically impact the comparability of our results from operations, financial position and cash flows. We are uncertain how the results from operations, financial position and cash flows will be impacted by future acquisitions.

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

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period from May 28, 2004 (Inception) through December 31, 2004
Net income (loss)	$(32,574)	$(13,636)	$(6,763)	$23	$(62)
Plus: Real estate depreciation and amortization	60,244	32,360	19,210	4,794	488
Adjustments for minority interests	(6,462)	(1,198)	(445)	(19)	—
Real estate depreciation and amortization from unconsolidated real estate affiliates	4,941	4,636	4,819	4,012	707

Funds from operations	$26,149	$22,162	$16,821	$8,810	$1,133

Weighted average shares outstanding, basic and diluted	3,822,484	3,252,725	2,341,347	1,276,388	39,783
Funds from operations per share, basic and diluted	$6.84	$6.81	$7.18	$6.90	$28.47

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

$ in thousands, except share and per share amounts

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2006 were comprised of:

•	Monument IV at Worldgate,

•	Havertys Furniture,

•	Hagemeyer Distribution Center,

•	25850 S. Ridgeland

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Waipio Shopping Center,

•	Marketplace at Northglenn,

•	the CHW Medical Office Portfolio,

•	Metropolitan Park North,

•	Stirling Slidell Shopping Centre and

•	9800 South Meridian.

As of December 31, 2007, our Consolidated Properties also included:

•	18922 Forge Drive,

•	4001 North Norfleet Road,

•	Station Nine Apartments,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	The District at Howell Mill,

•	Canyon Plaza,

•	Railway Street Corporate Centre,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens and

•	Campus Lodge Columbia.

As of December 31, 2008, our Consolidated Properties also included:

•	Campus Edge Lafayette and

•	Campus Lodge Tampa.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consisted of Legacy Village and 111 Sutter Street as of December 31, 2008, 2007 and 2006. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. We hire property management companies to provide the on-site, day-to-day management services for our properties. When selecting a property management company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management service providers that include large national real estate service firms, including an affiliate of the Advisor, and smaller local firms. Our property management service providers are generally hired to perform both property management and leasing services for our properties.

We seek to minimize risk and maintain stability of income and principal value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the Fund Portfolio. Our diversification goals also take into account investing in sectors or regions we believe will create returns consistent with our investment objective. Under normal conditions, we intend to pursue investments principally in well-located, well-leased assets within the office, retail, industrial and apartment sectors, which we refer to as the “Primary Sectors”. We will also pursue investments in certain sub-sectors of the Primary Sectors, for example the medical office sub-sector of the office sector or the student-oriented housing sub-sector of the apartment sector. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the geographic areas considered for investment. When consistent with our investment objectives, we will also seek to maximize the tax efficiency of our investments through like-kind exchanges and other tax planning strategies.

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one, five and ten-year time horizons and select investments that we believe meet our objectives. We own certain investments that provide us with significant cash flows that do not get treated as revenue under GAAP, but do get factored into our Cash on Cash Return calculations. Examples of such non-revenue generating cash flows include the sales tax sharing agreement at Marketplace at Northglenn (See Note 2 for a description of the Enhanced Sales Tax Incentive Program (“ESTIP”)), the real estate tax reimbursement agreement at 25850 S. Ridgeland (See Note 2 for a description of the 25850 S. Ridgeland Tax Increment Financing Note (“TIF Note”)) and the income guarantees from the seller of five student-oriented apartment communities we acquired in November 2007 and February 2008. For GAAP purposes, cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes.

For GAAP purposes, cash received from the seller of the student-oriented apartment communities income guarantees are treated as a reduction of purchase price. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns (See Note 2).

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

Property Sector Diversification

Consolidated Properties

	Percent of Fair Value
	2008	2007
Office
Commercial Office	30%	32%
Medical Office	15%	15%
Retail	20%	21%
Industrial	14%	15%
Apartment	21%	17%

Unconsolidated Properties

	Percent of Fair Value
	2008	2007
Office
Commercial Office	50%	48%
Medical Office	—	—
Retail	50%	52%
Industrial	—	—
Apartment	—	—

Geographic Region Diversification

Consolidated Properties

	Percent of Fair Value
	2008	2007
East	11%	12%
West	46%	48%
Midwest	11%	11%
South	28%	25%
International	4%	4%

Unconsolidated Properties

	Percent of Fair Value
	2008	2007
East	—	—
West	50%	48%
Midwest	50%	52%
South	—	—
International	—	—

Future Lease Expirations

Consolidated Properties

	Total Square Footage	Annualized Minimum Base Rents	Percent of Annualized Minimum Base Rents
2009 (1)	248,000	$4,291	7.3%
2010	237,000	5,842	9.9%
2011	415,000	8,365	14.2%
2012	359,000	8,193	13.9%
2013	457,000	3,940	6.7%
2014	1,254,000	6,995	11.8%
2015	122,000	1,732	2.9%
2016	112,000	2,144	3.6%
2017	1,506,000	11,695	19.8%
2018	31,000	498	0.8%
2019 and thereafter	1,076,000	5,379	9.1%

(1)	Does not includes 4,289 leases totaling approximately 1,843,000 square feet and approximately $27,768 in annualized minimum base rent associated with our seven apartment investments.

Unconsolidated Properties

	Total Square Footage	Annualized Minimum Base Rents	Percent of Annualized Minimum Base Rents
2009	21,000	$513	2.3%
2010	96,000	3,947	17.6%
2011	67,000	3,491	15.5%
2012	7,000	227	1.0%
2013	101,000	3,692	16.4%
2014	60,000	2,026	9.0%
2015	15,000	437	1.9%
2016	45,000	1,649	7.3%
2017	1,000	54	0.2%
2018	79,000	1,532	6.8%
2019 and thereafter	322,000	4,891	22.0%

Ten-Year Debt Repayment

Consolidated Properties

	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2009	$4,088	0.6%	5.55%
2010	40,745	5.8%	5.24%
2011	43,157	6.1%	5.55%
2012	35,580	5.0%	5.52%
2013	120,750	17.0%	5.64%
2014	159,273	22.5%	5.62%
2015	63,935	9.0%	5.61%
2016	90,455	12.8%	5.63%
2017	118,875	16.8%	5.44%
2018	666	0.1%	5.30%
2019 and thereafter	31,081	4.3%	5.30%

Unconsolidated Properties

	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2009	$2,665	1.7%	5.63%
2010	3,123	2.0%	5.62%
2011	3,742	2.4%	5.62%
2012	3,958	2.6%	5.62%
2013	4,186	2.7%	5.62%
2014	82,993	54.3%	5.58%
2015	52,380	34.3%	5.58%
2016	—	—	—
2017	—	—	—
2018	—	—	—
2019 and thereafter	—	—	—

We may employ debt financing in an effort to enhance returns when mortgage interest rates are at attractive levels relative to real estate income yields. Historically, Fund Portfolio leverage (long-term non-recourse debt) was expected to be limited to approximately 65%. Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Going forward, we expect to acquire properties using lower leverage, which we expect will, in time, reduce overall portfolio leverage thereby reducing portfolio risk. We rely primarily on long-term fixed-rate financing to lock in favorable spreads between real estate income yields and mortgage interest rates, and strive to maintain a balanced schedule of debt maturities.

We may also seek to enhance overall portfolio returns by investing selectively in higher risk properties involving more significant leasing and/or capital reinvestment challenges. Now that the Fund has exceeded $300 million in NAV, we may also invest up to 25% of our assets in non-Primary Sectors and/or properties located outside of the United States (“Other Investments”). Other Investments will be considered when the anticipated incremental return properly compensates us for the inherent incremental risk. As of December 31, 2008, we have made one Other Investment, Railway Street Corporate Centre, a 137,000 square-foot, multi-tenant office building located in Calgary, Canada. See Item 2. “Acquisitions—Acquisitions—Consolidated Properties”.

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

•	invest in properties with favorable in-place debt that we can assume.

•	invest in properties using lower leverage.

•	invest in structured partnerships and joint ventures that offer us a preferred right to cash flow.

•	invest in real estate mortgage debt.

Seasonality

With the exception of our student-oriented apartment communities, our investments are not materially impacted by seasonality, despite certain of our retail tenants being impacted by seasonality. Percentage rents (rents computed as a percentage of tenant sales) that we earn from investments in retail and office properties may, in the future, be impacted by seasonality.

For our six student-oriented apartment communities, the majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In certain cases we enter into leases for less than the full academic year, including nine-month or shorter-term semester leases. As a result, we may experience significantly reduced cash flows during the summer months at properties leased under leases having terms shorter than 12 months. We are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. We have found certain property revenues and operating expenses to be cyclical in nature, and therefore not incurred ratably over the course of the year. Prior to the commencement of each new lease period, mostly during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the second and third quarter of each year.

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

The Fund evaluates the carrying value of its investments in unconsolidated joint ventures in accordance with Accounting Principles Board (“APB”) Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.” We analyze our investments in unconsolidated real estate affiliates when circumstances change and at least annually and determine if an “other-than-temporary” impairment exists and, if so, assess our ability to recover our carrying cost of the investment. The Fund concluded that it did not have an “other-than-temporary” impairment in any of its investments in unconsolidated joint ventures in 2008, 2007 or 2006.

Results of Operations

General

Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Due to the relatively fixed nature of the revenue and expense streams in the Fund Portfolio, significant future growth in cash flow and net income will need to be generated through the acquisition of additional properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in income of unconsolidated affiliates.

Results of Operations for the years ended December 31, 2008 and 2007:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties owned by us at December 31, 2008, which were also owned by us during the entire year ended on December 31, 2007. Comparable real estate investments at December 31, 2008 include Monument IV at Worldgate, Havertys Furniture, Hagemeyer Distribution Center, 25850 S. Ridgeland, Georgia Door Sales Distribution Center, 105 Kendall Park Lane, Waipio Shopping Center, Marketplace at Northglenn, the CHW Medical Office Portfolio, Metropolitan Park North, Stirling Slidell Shopping Center and 9800 South Meridian.

Revenues

	Total Fund
	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Revenues:
Minimum rents	$91,481	$60,945	$30,536	50.1%
Tenant recoveries and other rental income	21,953	16,342	5,611	34.3%

Total revenues	$113,434	$77,287	$36,147	46.8%

Increases in revenue line items from 2007 to 2008 are primarily attributable to the acquisition of the real estate investments that occurred during 2007 and 2008.

Included in minimum rents, as a net increase, are SFAS 141 and 142 above- and below-market lease amortization (See Note 2) of $1,552 and $1,505 for the years ended December 31, 2008 and 2007, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $1,697 and $1,981 for the years ended December 31, 2008 and 2007, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Revenues:
Minimum rents	$45,211	$44,584	$627	1.4%
Tenant recoveries and other rental income	15,145	13,744	1,401	10.2%

Total revenues	$60,356	$58,328	$2,028	3.5%

	Total Revenues Reconciliation
	Year Ended December 31, 2008	Year Ended December 31, 2007
Total revenues:
Comparable real estate investments	$60,356	$58,328
Non-comparable real estate investments	53,078	18,959

Total revenues	$113,434	$77,287

Minimum rents at comparable real estate investments increased by $627 for the year ended December 31, 2008 as compared to the same period in 2007. The increase resulted from an approximate $1,140 increase in minimum rent at 9800 South Meridian due to a new lease of approximately 60,000 square feet that began in the first quarter of 2008 and an increase in minimum rents at Stirling Slidell Shopping Centre of approximately $330 due to the acceleration into minimum base rents of a below market lease intangible liability related to Circuit City, which vacated its lease early. The increases were partially offset by an approximate $465 decrease at the CHW Medical Office Portfolio due to decreased occupancy and conversions from gross leases to net leases. The change in minimum rents was also impacted by a decrease of approximately $370 at Metropolitan Park North due to recapture of above market lease amortization resulting from the property being reclassified to property held and used from held for sale.

Tenant recoveries and other rental income increased by $1,401 for the year ended December 31, 2008 over the same period in 2007 as a result of three items. First, the primary increase was due to an approximate $1,120 increase in recoveries at the CHW Medical Office Portfolio related to conversions from gross leases to net leases and increased operating expenses. Second, an approximate $150 increase at Monument IV at Worldgate mainly related to increases in real estate taxes and operating expenses. Third, an increase in recoveries of approximately $85 at Waipio Shopping Center due to increased operating expenses.

Operating Expenses

	Total Fund
	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$13,730	$8,014	$5,716	71.3%
Property operating	25,726	13,127	12,599	96.0%
Manager and advisor fees	9,035	7,426	1,609	21.7%
Fund level expenses	2,454	2,659	(205)	(7.7)%
Provision for doubtful accounts	935	379	556	146.7%
General and administrative	1,095	638	457	71.6%
Depreciation and amortization	60,244	32,360	27,884	86.2%

Total operating expenses	$113,219	$64,603	$48,616	75.3%

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

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in our NAV. NAV will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but are expected to grow as the Fund makes additional acquisitions. The increase in manager and advisor fees from 2007 to 2008 relate mainly to the fixed management and advisory fee.

Our Fund level expenses in 2008 and 2007 were subject to the Expense Limitation Agreement with the Manager (See Note 8), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance, administration related costs and Share offerings. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of December 31, 2008 and December 31, 2007, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2009, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion.

Provision for doubtful accounts relate to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2007 to 2008 relate to minimum rents and unit damage charges at some of our student housing properties for tenants whose leases have expired as well as to tenant bankruptcies at some of our multi-tenant retail and office properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. Increase in general and administrative expenses from 2007 to 2008 relate mainly to bank fees and state taxes.

We expect depreciation and amortization expense to increase as we acquire new real estate investments. Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$7,413	$6,333	$1,080	17.1%
Property operating	11,805	11,056	749	6.8%
Provision for doubtful accounts	325	372	(47)	(12.6)%
General and administrative	617	607	10	1.6%
Depreciation and amortization	23,248	21,283	1,965	9.2%

Total operating expenses	$43,408	$39,651	$3,757	9.5%

	Operating Expenses Reconciliation
	Year Ended December 31, 2008	Year Ended December 31, 2007
Total operating expenses:
Comparable real estate investments	$43,408	$39,651
Non-comparable real estate investments	58,322	14,867
Manager and advisor fees	9,035	7,426
Fund level expenses	2,454	2,659

Total operating expenses	$113,219	$64,603

The increase in real estate taxes expense at comparable real estate investments is mainly due to an increase of $890 at the CHW Medical Office Portfolio due to an increase in assessed value for the properties located in California and a $160 increase at Monument IV at Worldgate as a result of being reassessed at a higher value.

The increase in property operating expenses at comparable real estate investments is mainly related to an increase of $665 at the CHW Medical Office Portfolio. The increase was a result of utility rate increases, repair and maintenance expenses for general property upkeep and payroll costs as the new property management company utilized more staff than the previous property management company. The increase is also attributable to an increase of $60 at Metropolitan Park North related to miscellaneous repairs and maintenance projects and payroll costs for the property management company as well as an increase of $55 at 9800 South Meridian related to increased utilities due to higher occupancy and miscellaneous repair and maintenance projects.

The decrease in provision for doubtful accounts at comparable properties is mainly related to a decrease in uncollectible accounts at the CHW Medical Office Portfolio of approximately $230 due to tenant bankruptcies in 2007. This decrease was partially offset by an increase in uncollectible accounts at Marketplace at Northglenn of approximately $100 and Stirling Slidell Shopping Centre of approximately $70 related to tenant bankruptcies.

The increase in general and administrative expense at comparable properties is primarily related to certain non-reimbursable state and local taxes and general property level legal costs.

The increase in depreciation and amortization expense at comparable real estate investments is primarily related to the catch up of depreciation and amortization of approximately $2,460 at Metropolitan Park North resulting from the property being reclassified as property held and used from held for sale. Additional increases stemmed from the increase of approximately $675 at Stirling Slidell Shopping Centre due to the acceleration of amortization of an in-place lease intangible asset in the fourth quarter of 2008 related to the Circuit City bankruptcy and of approximately $305 at 9800 South Meridian due to 2008 capital additions. These increases were partially offset by a decrease of approximately $1,330 at the CHW Medical Office Portfolio due to several in-place lease intangible assets becoming fully amortized in the fourth quarter of 2007.

Other Income and Expenses

	Total Fund
	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Other income and (expenses):
Interest income	$643	$1,788	$(1,145)	(64.0)%
Interest expense	(41,805)	(28,712)	(13,093)	(45.6)%
Loss allocated to minority interests	5,651	572	5,079	887.9%
Equity in income of unconsolidated affiliates	1,230	536	694	129.5%
Gain (loss) on foreign currency derivative	1,492	(504)	1,996	396.0%

Total other income and (expenses):	$(32,789)	$(26,320)	$(6,469)	(24.6)%

Interest income decreased for the year ended December 31, 2008 over 2007 as a result of investing less average cash balances in 2008 than were invested in 2007 and lower interest rates.

Interest expense increased from 2007 to 2008 primarily due to the acquisition of real estate investments that occurred throughout 2007 and the first quarter of 2008. We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees of $921 and $654 for the years ended December 31, 2008 and 2007, respectively. Also included in interest expense for the years ended December 31, 2008 and 2007, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $184 and $121, respectively.

Loss allocated to minority interests represents the other owners’ share of the net loss recognized from operations of our consolidated joint ventures (See Note 3). The amount of future income or loss allocated to the minority interest owners of our consolidated joint ventures will be directly impacted by the net income or net loss recognized by that investment. Increase in loss allocated to minority interests from 2007 to 2008 is mainly attributable to the acquisitions of Campus Edge Lafayette and Campus Lodge Tampa in the first quarter of 2008 and 18922 Forge Drive, The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia in 2007.

Equity in income of unconsolidated affiliates increased by $694 as equity in the income at 111 Sutter Street decreased by $42 from equity loss of $9 for the year ended December 31, 2007 to equity loss of $51 for the year ended December 31, 2008. Equity income from Legacy Village increased by $736 from equity income of $545 for the year ended December 31, 2007 to equity income of $1,281 for the year ended December 31, 2008. The increase at Legacy resulted mainly from lease termination fees earned in 2008.

Gain (loss) on foreign currency derivative relates to the change in fair value of the foreign currency forward contracts. We settled the foreign currency forward contract on December 31, 2008 and realized a gain on foreign currency derivative of $1,492. The increase in fair value resulted from the strengthening of the United States Dollar against the Canadian Dollar during the year ended December 31, 2008 as compared to the same period of 2007.

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

Revenues

	Total Fund
	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	% Change
Revenues:
Minimum rents	$60,945	$40,577	$20,368	50.2%
Tenant recoveries and other rental income	16,342	10,528	5,814	55.2%

Total revenues	$77,287	$51,105	$26,182	51.2%

Increases in revenue line items from 2006 to 2007 are primarily attributable to the acquisition of the real estate investments that occurred during 2006 and 2007.

Included in minimum rents, as a net increase, are SFAS 141 and 142 above- and below-market lease amortization (See Note 2) of $1,505 and $1,430 for the years ended December 31, 2007 and 2006, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $1,981 and $1,591 for the years ended December 31, 2007 and 2006, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	% Change
Revenues:
Minimum rents	$35,646	$36,328	$(682)	(1.9)%
Tenant recoveries and other rental income	11,119	9,207	1,912	20.8%

Total revenues	$46,765	$45,535	$1,230	2.7%

	Total Revenues Reconciliation
	Year Ended December 31, 2007	Year Ended December 31, 2006
Total revenues:
Comparable real estate investments	$46,765	$45,535
Non-comparable real estate investments	30,522	5,570

Total revenues	$77,287	$51,105

Minimum rents at comparable real estate investments decreased by $682 between the year ended December 31, 2007 and the same period in 2006. The decrease resulted from an approximate $536 decrease at the CHW Medical Office Portfolio due to decreased occupancy during 2007 compared to 2006. The decrease also stemmed from an approximate $379 decrease at the Marketplace at Northglenn due to lower amortization from below-market leases due to lease expirations as well as slightly decreased occupancy. These decreases were partially offset by an approximate $164 increase in minimum rent at Waipio Shopping Center due to lease renewals at higher rental rates and an approximate $35 increase in minimum rent at Havertys Furniture due to the expansion.

Tenant recoveries and other rental income increased by $1,912 for the year ended December 31, 2007 over the same period in 2006 as a result of three items. First, an approximate $1,322 increase in recoveries at the CHW Medical Office Portfolio related to increases in reimbursable insurance expense and general operating expenses, as well as conversions from gross leases to net leases. Second, an approximate $35 increase at Havertys Furniture due to the expansion. Third, an approximate $498 combined increase at Waipio Shopping Center, Marketplace at Northglenn and Monument IV at Worldgate due to increases in various reimbursable operating expenses.

Operating Expenses

	Total Fund
	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	% Change
Operating expenses:
Real estate taxes	$8,014	$5,324	$2,690	50.5%
Property operating	13,127	8,889	4,238	47.7%
Manager and advisor fees	7,426	5,176	2,250	43.5%
Fund level expenses	2,659	2,035	624	30.7%
Provision for doubtful accounts	379	359	20	5.6%
General and administrative	638	516	122	23.6%
Depreciation and amortization	32,360	19,210	13,150	68.5%

Total operating expenses	$64,603	$41,509	$23,094	55.6%

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

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in our NAV. NAV will be impacted by changes in value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but are expected to grow as the Fund makes additional acquisitions. Increase in manager and advisor fees from 2006 to 2007 relate mainly to the fixed management and advisory fee.

Our Fund level expenses in 2007 and 2006 were subject to an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager (See Note 8), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our offering, compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of December 31, 2007, no Fund level expenses were being carried forward by the Manager. As of December 31, 2006, Fund level expenses of $51 were carried forward by the Manager, all of which were reimbursed to the Manager by us during 2007. The Expense Limitation Agreement was scheduled to expire on December 31, 2007, but was renewed and extended through December 31, 2009, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion. Significant amounts of Fund level expenses are expected to be incurred during the next few years as we are required to comply with the disclosure rules of the SEC and the heightened internal control requirements of Sarbanes-Oxley.

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

	Comparable Real Estate Investments
	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	% Change
Operating expenses:
Real estate taxes	$5,028	$4,833	$195	4.0%
Property operating	9,009	8,208	801	9.8%
Provision for doubtful accounts	372	359	13	3.6%
General and administrative	476	332	144	43.4%
Depreciation and amortization	18,333	16,911	1,422	8.4%

Total operating expenses	$33,218	$30,643	$2,575	8.4%

	Operating Expenses Reconciliation
	Year Ended December 31, 2007	Year Ended December 31, 2006
Total operating expenses:
Comparable real estate investments	$33,218	$30,643
Non-comparable real estate investments	21,138	3,471
Manager and advisor fees	7,426	5,176
Fund level expenses	2,659	2,035
General and administrative	162	184

Total operating expenses	$64,603	$41,509

The increase in real estate taxes expense at comparable real estate investments is mainly due to an increase of $109 at Monument IV at Worldgate as a result of being reassessed at a higher value.

The increase in property operating expenses at comparable real estate investments is primarily related to an increase in snow removal expense at Marketplace at Northglenn of approximately $192 in addition to increased insurance costs at our properties in the amount of $150 and increases in general operating expenses. Denver, Colorado had significant amounts of snow fall during 2007 that had not occurred during the same period in 2006, which caused the increased snow removal costs at Marketplace at Northglenn.

The increase in provision for doubtful accounts at comparable properties is mainly related to an increase in uncollectible accounts at the CHW Medical Office Portfolio of $177 due to tenant bankruptcies, partially offset by a decrease in uncollectible accounts at Marketplace at Northglenn of $163 related to tenant bankruptcies that did not occur in 2007.

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

Other Income and Expenses

	Total Fund
	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	% Change
Other income and (expenses):
Interest income	$1,788	$1,582	$206	13.0%
Interest expense	(28,712)	(18,522)	(10,190)	(55.0)%
Loss allocated to minority interests	572	156	416	266.7%
Equity in income of unconsolidated affiliates	536	425	111	26.1%
Loss on foreign currency derivative	(504)	—	(504)	—%

Total other income and (expenses):	$(26,320)	$(16,359)	$(9,961)	(60.9)%

Interest income increased for the year ended December 31, 2007 over 2006 as a result of investing higher excess cash balances in 2007 than were invested in 2006, prior to closing on real estate investments.

Interest expense increased from 2006 to 2007 primarily due to the acquisition of real estate investments that occurred during the fourth quarter of 2006 and during 2007. We expect interest expense to increase in the future as we acquire new real estate investments using leverage. Interest expense includes the amortization of deferred finance fees, excluding those related to properties held for sale, of $601 and $544 for the years ended December 31, 2007 and 2006, respectively. Also included in interest expense for the years ended December 31, 2007 and 2006, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $121 and $282, respectively.

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

Equity in income of unconsolidated affiliates increased by $111 as equity in the income at 111 Sutter Street increased by $313 from equity loss of $322 for the year ended December 31, 2006 to equity loss of $9 for the year ended December 31, 2007. The increase at 111 Sutter stemmed from new leasing at higher rental rates as well as the recovery of supplemental real estate taxes related to prior years. Equity income from Legacy Village decreased by $202 from equity income of $747 for the year ended December 31, 2006 to equity income of $545 for the year ended December 31, 2007. The decrease at Legacy resulted from a lease termination fee earned in 2006 that did not recur in 2007. This decrease was partially offset by the reversal of the co-tenancy reserve in 2007.

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

•     Other Fund level expenses

•     Lender escrow accounts for real estate taxes, insurance and capital expenditures

•        Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates

•        Proceeds from secured loans collateralized by individual properties

•        Proceeds from our unsecured line of credit

•        Proceeds from construction loans

•        Periodic sales of our Common Stock

•        Receipts from local governments for real estate tax reimbursements and sales tax sharing agreements

Longer-term liquidity and capital needs such as:	• Sales of real estate investments

•     Acquisitions of new real estate

•     Expansion of existing properties

•     Tenant improvements and leasing commissions

•     Debt repayment requirements, including both principal and interest

•     Repurchases of our Common Stock

• Draws from lender escrow accounts

The sources and uses of cash for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change
Net cash provided by operating activities	$19,983	$26,464	$(6,481)
Net cash used in investing activities	(37,933)	(391,619)	353,686
Net cash provided by financing activities	26,011	344,590	(318,579)

Our net cash flows provided by operating activities were impacted by a decrease in net income of $18,938, caused in part by an increase in interest expense of $13,093 in addition to a $12,469 decrease in operating income. The decrease in net income was more than offset by an increase in depreciation and amortization expense of $27,884. Our working capital, which consists of cash, tenant accounts receivable, deferred rent receivable and prepaid and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2007 and December 31, 2008 by the following items:

•

a decrease in prepaid expenses and other assets of $3,022 related to collection of payments on long term receivables and income guarantee receivables from our 2007 acquisitions, offset by an increase in deferred rent receivable of $1,679, which was mainly the result of our 2008 and 2007 acquisitions; and

•	a decrease in accounts payable and accrued expenses of $1,503 offset by an increase in accrued real estate taxes of $1,304 due to 2008 acquisitions and reassessments of existing properties.

Cash used in investing activities decreased as a result of a $355,232 decrease in acquisition activity for the year ended December 31, 2008 over December 31, 2007. Cash provided by financing activities decreased for the year ended December 31, 2008 over the same period in 2007 as a result of a decrease in Share issuances of $55,405 and a decrease in net borrowings of $261,936, as a result of less acquisition activity in 2008 than in 2007.

Financing

We expect to employ debt financing to enhance total returns when mortgage interest rates are at attractive levels relative to real estate income yields and when debt is available on terms and conditions that we consider favorable and in keeping with our core investment style. We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We have attempted to limit overall portfolio leverage to 65% (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of all our real estate investments). Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. When these conditions occur, and subject to having available capital, we will attempt to acquire properties using lower leverage and retire existing mortgage loans as they mature, which we expect will, in time, reduce overall portfolio leverage.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2008 and 2007 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	2008		2007
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$695,001	5.57%	$653,483	5.55%
Variable	23,604	2.76%	40,338	6.43%

Total	$718,605	5.48%	$693,821	5.60%

Unconsolidated Debt

	2008		2007
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$89,927	5.60%	$91,098	5.60%
Variable	—	—	—	—

Total	$89,927	5.60%	$91,098	5.60%

We have placed mostly fixed-rate financing with terms ranging from 2 to 19 years. At December 31, 2008, we had one floating rate loan at LIBOR plus 160 basis points (2.04% at December 31, 2008) and a borrowing on our line of credit at 3.75%. At December 31, 2007, we had one floating rate loan at LIBOR plus 160 basis points (6.20% at December 31, 2007) and a borrowing on our line of credit at 6.52%.

Covenants

At December 31, 2008, we were in compliance with all debt covenants.

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement, replacing an existing line of credit, to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by BAC. The line of credit expires on February 21, 2010. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings will increase by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Since April 29, 2008, we have been paying an additional 0.50% on our line of credit borrowing which has resulted in additional interest expense of approximately $95. We will continue to pay the additional 0.50% until our debt service coverage ratio returns to 1.50 to 1.00 or greater. At December 31, 2008, we had $10,000 borrowed on our line of credit at 3.75% and four letters of credit outstanding for approximately $3,015, which were used as additional collateral for our student-oriented apartment mortgage loans. At December 31, 2007, we had $29,000 borrowed on our line of credit at 6.52%. As of December 31, 2008 we had issued four letters of credit from our line of credit for approximately $3,015, which were used as additional collateral on three of our apartment communities acquired in November 2007. As of December 31, 2008, we were in compliance of the terms of our line of credit. At December 31, 2008, we had approximately $56,985 available to draw on our line of credit.

We anticipate that we will need a line of credit throughout the life of the Fund to accomplish our acquisition and operational objectives. In this respect, monies borrowed on our line of credit will be repaid from three sources:

•	placing fixed-rate mortgages on the Fund Portfolio,

•	cash flow generated by the Fund Portfolio and

•	sales of our Common Stock.

Recent Events and Outlook

For the remainder of 2009, we will continue to monitor the broader economic slowdown and, as best we can, mitigate the impacts of weakening property fundamentals on our portfolio. Our challenge will be to balance the sometimes competing objectives of building cash reserves that will reduce risk in our portfolio with our desire to distribute free cash flow generated from our property investments to pay an ongoing dividend to stockholders. Our strategic bias towards longer dated leases, higher credit tenants and fixed rate financing has served us well. However, the duration and magnitude of the current recession has exceeded expectations and historical precedents causing even the most conservative and defensive investment strategies to under perform. While actual and projected property level cash flows have supported a consistent dividend payment for sixteen quarters, we are not immune to impacts from a continuation of the current financial crisis and the financial stress it may have on our tenants. We intend to be responsive to changes in market conditions that may require us to adopt a more defensive posture in the management of our balance sheet. Among these defensive tactics may be, establishing cash reserves for future capital needs, altering the timing and amount of what we have historically paid in dividends and amounts and frequency of tender offers. In this regard, on March 13, 2009, our board of directors declared a dividend of $0.875 per Share to stockholders of record on March 31, 2009, payable on May 1, 2009. This represents a reduction from $1.75 per Share, our historic practice for quarterly dividends for the past 16 quarters. We cannot provide assurance with respect to the amount of dividends, if any, that we will pay in the future.

We intend to use our line of credit to fund a portion of our capital expenditures, mortgage principal amortization and other working capital requirements throughout the year. Our line of credit expires in February 2010. While renewing and extending our line of credit beyond its current expiration will be challenging in the current environment, it is critical if our line of credit is to be used as a reliable source of short-term funding needs.

Contractual Cash Obligations and Commitments

The following table below aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2008. The table does not include commitments with respect to the purchase of services from the Manager and the Advisor, as future payments due on such commitments cannot be determined.

Obligations	Total	Payments due by period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$1,161,787	$54,871	$192,642	$243,248	$671,026
Loan escrows	11,619	4,675	5,744	751	449

Total	$1,173,406	$59,546	$198,386	$243,999	$671,475

(1)	Includes interest expense calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2008, which was 5.57%. Since the interest rates on certain loans are based on a spread over LIBOR, the rates will periodically change; therefore, interest expense for all variable-rate debt was calculated using the effective interest rates of the underlying borrowings at December 31, 2008, which was an average interest rate of 2.76%.

As our portfolio has been static over the last year and in response to the broader financial crisis and economic slow down, we have prioritized the use of available cash to de-leverage the Fund through the repayment of our line of credit, to maintain our current dividend payments to stockholders, to accumulate cash reserves as may be necessary for the management of underlying properties and to provide limited liquidity to investors by repurchasing Shares through the tender process. The free cash flow generated from our properties in 2008 was used to pay the ongoing dividends to stockholders. During 2008, the capital raised through the sale of Shares to stockholders was used to de-lever the Fund, with the excess devoted largely to offering limited liquidity via the repurchase of Shares.

Capital raised through the sale of Shares to stockholders will be used first to pay down any line of credit borrowings; second, to create cash reserves to fund future capital expenditures, debt principal amortization and debt maturities; third to acquire new real estate investments; finally to offer to repurchase Shares through a tender offer process.

To reduce the dilutive impact to stockholders created by maintaining cash reserves, our Manager and Advisor have agreed to waive 1.0% of their combined 1.5% fixed fee expense (See Note 8). The reduced fee will apply to cash reserves generated by capital raised through the sale of Shares to stockholders.

We have two long-term debt maturity balloon payments coming due in 2010 in the aggregate amount of $33,554. We intend to refinance these loans, or a portion of these loans with new long-term loans. In the event we cannot refinance these loans, we expect to pay down these debt maturities from operating cash flow and the line of credit.

Should we be unable to renew our line of credit, we will need to retain our operating cash flow and look into selective dispositions of our properties to build cash reserves sufficient to cover our cash needs.

We intend to actively monitor and manage our available liquidity to ensure the long-term viability of the Fund.

As of the filing date of this Form 10-K, we had entered into the following additional contractual commitments:

•	On February 4, 2009, the Fund borrowed $5,000 on its line of credit for use in operations.

Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Such acquisitions are subject to satisfactory completion of due diligence.

As part of the acquisition of the 25850 S. Ridgeland property we were granted an option expiring in 2009 to purchase a portion of adjacent land if the tenant chooses to expand its facility. If the tenant chooses to expand its facility, then we can acquire the additional portion of land subject to the terms and conditions of that certain Expansion Option Agreement dated as of December 31, 2004, which agreement provides among other things the terms and conditions pursuant to which the purchase price for the adjacent land shall be determined.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1,900 into an escrow account to fund future tenant improvements and leasing commissions. At December 31, 2008, we had approximately $1,860 deposited in this escrow, and we expect to fund approximately $40 during 2009. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At December 31, 2008, our capital account escrow account balance was $707. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North requires that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 deposit to us. If the tenant fails to provide notice of its renewal, we are obligated to post an additional $2,800 deposit into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s). The Fund plans on satisfying these commitments with letters of credit against our line of credit.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should the tenant not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the lease. The Fund can avoid reserving the rental payments by delivering a letter of credit to the lender of $4,800 on September 1, 2008 or $3,600 on September 1, 2009 or $2,400 on September 1, 2010, depending on the date at which the reserve payments become required. The Fund expects to fund the reserve, if required to do so, from the rental payments received from the tenant. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has renewed its lease or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of December 31, 2008, we had deposited approximately $266 into this escrow. We expect to fund the loan escrows from property operations.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of their desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of December 31, 2008, we have not received an expansion notice from the tenant.

On March 13, 2009, our board of directors declared a dividend of $0.875 per Share to stockholders of record on March 31, 2009, payable on May 1, 2009.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as collateral for acquisitions of properties. At December 31, 2008, we had approximately $3,015 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements And Developments

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We believe the adoption of the provisions of Statement No. 160 will not have a material impact on the Fund’s consolidated financial position and results of operations, but will have an impact on the presentation of noncontrolling interest in our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations”, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Fund will adopt this standard on January 1, 2009. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Fund may pursue after its effective date, but will require expensing of acquisition related costs, as incurred, which were previously capitalized prior to adopting the standard.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Fund believes the potential impact of SFAS No. 161 on its financial statements will not be material.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancing of existing debt. As of December 31, 2008, we had consolidated debt of $718,605, which included $23,604 of variable-rate debt. Including the $1,108 net discount on the assumption of debt, we have consolidated debt of $717,497 at December 31, 2008. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $23,604 of variable-rate debt would have resulted in an approximately $59 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

As of December 31, 2007, we had consolidated debt of $693,821, which included $40,338 of variable-rate debt. Including the $2,505 net discount on the assumption of debt, we had consolidated debt of $691,316 at December 31, 2007. A 25 basis point movement in the interest rate on the $40,338 of variable-rate debt would have resulted in an approximately $101 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

All our Unconsolidated Properties are financed with fixed-rate debt; therefore we are not subject to interest rate exposure at these properties.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2008, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $51,047 lower than the carrying value of $717,497. If treasury rates were 25 basis points higher at December 31, 2008, the fair value of our mortgage notes payable and other debt payable would have been approximately $59,018 lower than the carrying value.

At December 31, 2007, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $1,870 lower than the carrying value of $691,316. If treasury rates were 25 basis points higher at December 31, 2007, the fair value of our mortgage notes payable and other debt payable would have been approximately $11,030 lower than the carrying value.

In August 2007, we purchased Railway Street Corporate Centre located in Calgary, Canada. For this investment, we use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at weighted average rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive (loss) income on the Consolidated Balance Sheet and foreign currency translation adjustment on the Consolidated Statement of Operations and Comprehensive Loss.

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts. We use foreign currency forward contracts as a hedging instrument to offset the impact of changes in exchange rates. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. We do not enter into foreign exchange forward contracts for trading purposes. We record these foreign currency forward contracts at fair value on the Consolidated Balance Sheet with gains and losses reported as a component of net loss in the gain (loss) on foreign currency derivative in the Consolidated Statement of Operations and Comprehensive Loss.

Foreign currency translation gains and losses on our Canadian investment will generally be partially offset by corresponding losses and gains on the related foreign currency forward contracts. Our foreign currency forward contracts reduce, but do not always entirely eliminate the impact of foreign currency exchange rate movements. For the year ended December 31, 2008, we recognized a foreign currency translation loss of $2,848. On December 31, 2008, we settled the foreign currency forward contract and realized a gain on foreign currency derivative of $1,492. We are currently evaluating the need and our ability to enter into an additional foreign currency forward contract.

Item 8.	Financial Statements and Supplementary Data.

See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as the end of the period covered by this report. Based on management’s evaluation as of December 31, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-2, is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2009 annual meeting of stockholders (our “2009 Proxy Statement”) that we intend to file with the SEC no later than April 30, 2009.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding Directors and Executive Officers appearing under the heading “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2009 Proxy Statement is incorporated by reference. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

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

The information appearing in our 2009 Proxy Statement under the headings “Compensation,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

We do not have any compensation plans pursuant to which our equity securities are authorized for issuance.

The information appearing in our 2009 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information appearing in our 2009 Proxy Statement under the headings “Information Regarding the Board of Directors and its Committees” and “Transactions with Related Persons, and Certain Control Persons” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information appearing in our 2009 Proxy Statement under the headings “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” is incorporated herein by reference.

PART IV

Dollars are shown in thousands except Share and per Share amounts.

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

	By:	/s/ JAMES D. BOWDEN
Date: March 16, 2009		James D. Bowden President, Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints James D. Bowden and Steven Suss, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. BOWDEN	President, Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/s/ STEVEN L. SUSS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ THOMAS F. MCDEVITT	Chairman of the Board of Directors	March 16, 2009

/s/ DAVID R. BAILIN	Director	March 16, 2009

/s/ VIRGINIA G. BREEN	Director	March 16, 2009

/s/ JONATHAN B. BULKELEY	Director	March 16, 2009

/s/ PETER H. SCHAFF	Director	March 16, 2009

Exhibit Number	Description
3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(2)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc., Adopted by the Board of Directors on December 18, 2006.

4.1(3)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

10.1(3)	Amended and Restated Management Agreement by and between Excelsior LaSalle Property Fund, Inc. and UST Advisors, Inc., dated as of June 19, 2007.

10.2(1)*	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of June 16, 2004.

10.3(1)	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of September 8, 2004.

10.4(1)*	Investment Advisory Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of December 23, 2004.

10.5(1)*	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of December 23, 2004.

10.6(1)	Investment Advisory Agreement Assumption Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A., LaSalle Investment Management, Inc. and UST Advisers, Inc. dated as of December 16, 2005.

10.7(4)	Excelsior LaSalle Property Fund, Inc. Expense Limitation and Reimbursement Agreement, by and between Excelsior LaSalle Property Fund, Inc. and Bank of America Capital Advisors LLC, dated as of December 16, 2008.

10.8(1)	Purchase Agreement for Metropolitan Park North.

10.9(5)*	Purchase and Sale Agreement for The District at Howell Mill, dated May 13, 2007, by and among The District at Howell Mill, LLC, ELPF Howell Mill, LLC and Calloway Title and Escrow, L.L.C.

10.10(6)*	Real Estate Purchase and Sale Agreement among Cabana Beach of San Marcos, L.P., Cabana South Beach Apartments LP and Excelsior LaSalle Property Fund, Inc. dated September 14, 2007 (the “Purchase and Sale Agreement”).

10.11(6)	First Amendment to the Purchase and Sale Agreement dated October 1, 2007.

10.12(6)*	Second Amendment to the Purchase and Sale Agreement dated October 9, 2007.

10.13(6)	Third Amendment to the Purchase and Sale Agreement dated October 11, 2007.

10.14(6)	Fourth Amendment to the Purchase and Sale Agreement dated October 12, 2007.

14(3)	Excelsior LaSalle Property Fund, Inc. Code of Business Conduct and Ethics Policy.

21	Subsidiaries of Excelsior LaSalle Property Fund, Inc.

24	Power of Attorney (see signature page to this Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission (the “SEC”) pursuant to confidential treatment requests filed with and approved by the SEC under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006.
(2)	Incorporated by reference to the Fund’s Annual Report on Form 10-K filed with the SEC on March 16, 2007.
(3)	Incorporated by reference to the Fund’s Annual Report on Form 10-K filed with the SEC on March 7, 2008.
(4)	Incorporated by reference to the Fund’s Current Report on Form 8-K filed with the SEC on December 22, 2008.
(5)	Incorporated by reference to the Fund’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007.
(6)	Incorporated by reference to the Fund’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.

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

As of December 31, 2008, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The effectiveness of our internal control over financial reporting has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which is included on page F-3 of this Form 10-K.

/S/ JAMES D. BOWDEN
James D. Bowden President and Chief Executive Officer

/S/ STEVEN SUSS
Steven Suss Chief Financial Officer

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Excelsior LaSalle Property Fund, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Excelsior LaSalle Property Fund, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule as of December 31, 2008 and for the two years then ended listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Excelsior LaSalle Property Fund, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of Excelsior LaSalle Property Fund, Inc. and subsidiaries (the “Fund”) for the year ended December 31, 2006. Our audit also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows of Excelsior LaSalle Property Fund, Inc. and subsidiaries for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 13, 2007

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

	December 31,
	2008	2007
ASSETS
Investments in real estate:
Land	$143,595	$135,751
Buildings and equipment	818,572	761,751
Construction in progress	—	271
Less accumulated depreciation	(45,140)	(22,652)

Net property and equipment	917,027	875,121
Investments in unconsolidated real estate affiliates	40,947	43,483

Net investments in real estate	957,974	918,604
Cash and cash equivalents	16,395	8,386
Restricted cash	5,304	6,705
Tenant accounts receivable, net	3,950	2,063
Deferred expenses, net	6,325	6,266
Acquired intangible assets, net	82,557	114,495
Deferred rent receivable, net	6,321	4,668
Prepaid expenses and other assets	5,979	9,001

TOTAL ASSETS	$1,084,805	$1,070,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes and other debt payable, net	$717,497	$691,316
Accounts payable and other accrued expenses	10,292	11,795
Distributions payable	7,057	6,092
Accrued interest	3,192	3,248
Accrued real estate taxes	4,687	3,383
Manager and advisor fees payable	2,365	2,807
Acquired intangible liabilities, net	16,099	19,952

TOTAL LIABILITIES	761,189	738,593
Minority interests	15,043	15,519
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock: $0.01 par value; 5,000,000 shares authorized; 4,032,563 and 3,586,850 shares issued and outstanding at December 31, 2008 and 31, 2007, respectively	40	36
Additional paid-in capital	443,808	386,527
Accumulated other comprehensive (loss) income	(1,885)	963
Distributions to stockholders	(74,755)	(48,323)
Accumulated deficit	(58,635)	(23,127)

Total stockholders’ equity	308,573	316,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,084,805	$1,070,188

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except per share amounts

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues:
Minimum rents	$91,481	$60,945	$40,577
Tenant recoveries and other rental income	21,953	16,342	10,528

Total revenues	113,434	77,287	51,105
Operating expenses:
Real estate taxes	13,730	8,014	5,324
Property operating	25,726	13,127	8,889
Manager and advisor fees	9,035	7,426	5,176
Fund level expenses	2,454	2,659	2,035
Provision for doubtful accounts	935	379	359
General and administrative	1,095	638	516
Depreciation and amortization	60,244	32,360	19,210

Total operating expenses	113,219	64,603	41,509

Operating income	215	12,684	9,596
Other income and (expenses):
Interest income	643	1,788	1,582
Interest expense	(41,805)	(28,712)	(18,522)
Loss allocated to minority interests	5,651	572	156
Equity in income of unconsolidated affiliates	1,230	536	425
Gain (loss) on foreign currency derivative	1,492	(504)	—

Total other income and (expenses):	(32,789)	(26,320)	(16,359)

Net loss	(32,574)	(13,636)	(6,763)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,848)	963	—

Total other comprehensive (loss) income	(2,848)	963	—

Net comprehensive loss	$(35,422)	$(12,673)	$(6,763)

Loss per share-basic and diluted	$(8.52)	$(4.19)	$(2.89)

Weighted average common stock outstanding-basic and diluted	3,822,484	3,252,725	2,341,347

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

$ in thousands, except per share amounts

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (Loss)	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	1,937,943	$19	$196,258	—	$(10,183)	$(39)	$186,055
Issuance of common stock	756,300	8	83,183	—	—	—	83,191
Repurchase of common stock	(46,692)	—	(4,807)	—	—	(453)	(5,260)
Net loss	—	—	—	—	—	(6,763)	(6,763)
Distributions declared ($7.00 per share)	—	—	—	—	(16,001)	—	(16,001)

Balance, December 31, 2006	2,647,551	27	274,634	—	(26,184)	(7,255)	241,222
Issuance of common stock	1,138,920	11	133,140	—	—	—	133,151
Repurchase of common stock	(199,621)	(2)	(21,247)	—	—	(2,236)	(23,485)
Net loss	—	—	—	—	—	(13,636)	(13,636)
Other comprehensive income	—	—	—	$963	—	—	963
Distributions declared ($7.00 per share)	—	—	—	—	(22,139)	—	(22,139)

Balance, December 31, 2007	3,586,850	36	386,527	963	(48,323)	(23,127)	316,076
Issuance of common stock	654,450	6	79,872	—	—	—	79,878
Repurchase of common stock	(208,737)	(2)	(22,591)	—	—	(2,934)	(25,527)
Net loss	—	—	—	—	—	(32,574)	(32,574)
Other comprehensive loss	—	—	—	(2,848)	—	—	(2,848)
Distributions declared ($7.00 per share)	—	—	—	—	(26,432)	—	(26,432)

Balance, December 31, 2008	4,032,563	$40	$443,808	$(1,885)	$(74,755)	$(58,635)	$308,573

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,574)	$(13,636)	$(6,763)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss allocated to minority interests	(5,651)	(572)	(156)
Depreciation	22,619	12,037	7,904
Amortization of in-place lease intangible assets	37,220	20,196	11,242
Amortization of net above-and below-market in-place leases	(1,552)	(1,505)	(1,430)
Amortization of financing fees	921	654	583
Amortization of net debt premium and discount	(184)	(121)	(282)
Amortization of lease commissions	405	127	63
(Gain) loss on foreign currency derivative	(1,492)	504	—
Receipt on net settlement of foreign currency derivative	985	—	—
Provision for doubtful accounts	935	379	359
Equity in income of unconsolidated affiliates	(1,230)	(536)	(425)
Distributions of income received from unconsolidated affiliates	911	545	747
Net changes in assets and liabilities:
Tenant accounts receivable	(2,809)	(533)	(1,937)
Deferred rent receivable	(1,679)	(1,981)	(1,591)
Prepaid expenses and other assets	3,034	714	1,004
Manager and advisor fees payable	(442)	1,020	(478)
Accounts payable and other accrued expenses	566	9,172	1,101

Net cash provided by operating activities	19,983	26,464	9,941
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(35,262)	(390,494)	(117,711)
Capital improvements and lease commissions	(6,579)	(3,336)	(3,839)
Deposits for investments under contract	—	(1,700)	(500)
Deposits refunded for investments under contract	1,700	500	—
Distributions received from unconsolidated affiliates in excess of income	2,856	4,467	3,428
Loan escrows	(648)	(1,056)	(178)

Net cash used in investing activities	(37,933)	(391,619)	(118,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	71,430	126,835	79,358
Repurchase of common stock	(25,527)	(23,485)	(5,260)
Distributions to stockholders	(17,019)	(14,364)	(10,562)
Distributions paid to minority interests	(789)	(654)	(224)
Contributions received from minority interests	1,030	—	—
Deposits for loan commitments	—	(349)	(485)
Return of loan commitments	349	485	—
Draws on credit facility	48,500	79,500	19,000
Payments on credit facility	(67,500)	(50,500)	(19,000)
Debt issuance costs	(516)	(2,866)	(661)
Proceeds from mortgage notes and other debt payable	19,731	232,179	72,670
Principal payments on mortgage notes and other debt payable	(3,678)	(2,191)	(5,169)

Net cash provided by financing activities	26,011	344,590	129,667

Net increase (decrease) in cash and cash equivalents	8,061	(20,565)	20,808
Effect of exchange rates	(52)	(19)	—
Cash and cash equivalents at the beginning of the period	8,386	28,970	8,162

Cash and cash equivalents at the end of the period	$16,395	$8,386	$28,970

Supplemental disclosure of cash flow information:
Interest paid	$41,141	$26,026	$17,301

Interest capitalized	$17	$61	$20

Non-cash activities:
Assumption of mortgage loan payable	35,081	69,254	13,771
Distributions payable	7,057	6,092	4,633
Stock issued through dividend reinvestment plan	8,448	6,315	3,833
Change in liability for capital expenditures	262	(550)	732
Minority interests	4,934	13,708	604
Havertys Furniture land purchase	—	3,144	—
25850 S. Ridgeland option payment	—	—	500
Write-offs of receivables	856	145	—

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except per share amounts

NOTE 1—ORGANIZATION

General

Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Fund” refer to Excelsior LaSalle Property Fund, Inc.

The Fund is a Maryland corporation and was incorporated on May 28, 2004 (“Inception”). The Fund was created to provide accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 5,000,000 of our Class A common stock, $0.01 par value per share (our “Common Stock” or “Shares”). Please note that while we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company” as that term is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”), and will not be registered under the Investment Company Act.

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

On July 1, 2007, U.S. Trust Corporation and all of its subsidiaries, including the Former Manager and placement agent of the Fund, were acquired by Bank of America Corporation (the “Sale”). As a result of the Sale, the Former Manager and UST Securities Corp. (“USTS”), a placement agent of the Fund, became indirect wholly-owned subsidiaries of, and controlled by, Bank of America Corporation (“BAC”). Prior to its acquisition by BAC, U.S. Trust and its subsidiaries, including the Former Manager and UST Securities Corp., were controlled by The Charles Schwab Corporation. The Former Manager continued to serve as the manager of the Fund and UST Securities Corp. continued to serve as the placement agent to the Fund after the Sale, and the Fund has consented to the change in ownership of the Former Manager and UST Securities Corp. UST Securities Corp. also engaged Bank of America, N.A. (“BANA”) and Banc of America Investment Services, Inc. (“BAI”) as sub-placement agents. The Former Manager was affiliated with Alternative Investment Solutions within the Global Wealth & Investment Management (“GWIM”) division of BAC. On February 22, 2008, U.S. Trust merged into BANA, an indirect wholly-owned subsidiary of BAC.

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

Effective November 26, 2008, BAI replaced USTS as placement agent of the Fund, and BANA ceased to be sub-placement agent of the Fund.

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

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of December 31, 2008, we wholly or majority owned and controlled 40 consolidated properties. As of December 31, 2008, we owned interests in two unconsolidated properties.

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

Minority interests represent the minority members’ proportionate share of the equity in 9800 South Meridian, 18922 Forge Drive, The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, Campus Edge Lafayette and Campus Lodge Tampa. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the implied fair value, based on the purchase price. Minority interests will increase for the minority members’ share of net income of these entities and decrease for the minority members’ share of net loss and distributions.

Certain of the Fund’s joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Fund is not obligated to purchase the interest of its outside joint venture partners.

Certain reclassifications of prior period amounts have been made to the consolidated statements of cash flows. These reclassifications have been made to conform to the 2008 presentation. These reclassifications have not changed the Fund’s financial position as of December 31, 2007 and 2006 or consolidated results of operations or cash flows for the years ended December 31, 2007 and 2006.

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

Acquisition related costs are capitalized for successful acquisitions. Beginning in 2009, pre-acquisition costs will be expensed as incurred.

Maintenance and repairs are charged to expense when incurred. Expenditures for significant betterments and improvements are capitalized.

Pursuant to the provisions of SFAS 144, properties held-for-sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Fair value is based upon the property’s most recent appraisal by a third party or internal valuation prepared by the Advisor and carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale.

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

The Fund evaluates the carrying value of its investments in unconsolidated joint ventures in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We analyze our investments in unconsolidated real estate affiliates when circumstances change and at least annually and determine if an “other-than-temporary” impairment exists and, if so, analysis to assess our ability to recover our carrying cost of the investment. The Fund concluded that it did not have an “other-than-temporary” impairment in any of its investments in unconsolidated joint ventures in 2008, 2007 or 2006.

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. For the years ended December 31, 2008, 2007 and 2006, $1,697, $1,981 and $1,591, respectively, have been recognized as net straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases). Also included, as an increase to rent revenue, for the years ended December 31, 2008, 2007 and 2006, are $1,552, $1,505 and $1,430, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by FASB Statement No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.

Percentage rents are recognized when earned as certain tenant sales volume targets, as specified by the lease terms, are met. For the years ended December 31, 2008, 2007 and 2006, $574, $421 and $306 in the aggregate, respectively, have been recognized in tenant recoveries and other rental income.

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At December 31, 2008 and 2007, our allowance for doubtful accounts was $503 and $424, respectively.

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. We maintain a portion of our cash in bank deposit accounts, which, at times, may exceed the federally insured limits. No losses have been experienced related to such accounts. We believe we place our cash with quality financial institutions.

Restricted Cash

Restricted cash includes amounts established pursuant to various agreements for real estate purchase and sale contracts, loan escrow accounts and loan commitments.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at December 31, 2008 and 2007 was $2,673 and $1,356, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist principally of long-term notes receivable from local governments related to real estate tax rebates and sales tax sharing agreements. The acquisition of Marketplace at Northglenn included an Enhanced Sales Tax Incentive Program (“ESTIP”) note receivable from the local government that allows us to share in sales tax revenue generated by the retail center until a specified amount has been paid to us. At December 31, 2008 and 2007, $114 and $1,107, respectively, were the remaining balances owed to the Fund. The acquisition of 25850 S. Ridgeland included a Tax Increment Financing Note (a “TIF Note”) issued by the Village of Monee, which will reimburse to us approximately 90% of the real estate tax payments made on the property through 2016 or until the TIF note receivable is repaid. The TIF Note bears interest at 7%. At December 31, 2008 and 2007, respectively, $4,547 and $4,648 were the remaining balance owed to the Fund. Cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes.

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

Derivative Instruments

In August 2007, we entered into foreign currency forward contracts, to economically hedge our foreign exchange exposure, for exchanges between United States Dollars and Canadian Dollars. We contracted to buy United States Dollars with Canadian Dollars at each quarter end through and ending on December 31, 2008. We did not designate these forward contracts as accounting hedges. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, these derivatives were recorded at fair value within accounts payable and other accrued expenses on the Consolidated Balance Sheet with gains and losses reported in gain (loss) on foreign currency derivative in the Consolidated Statement of Operations and Comprehensive Loss. We do not enter into foreign exchange forward contracts for trading purposes. We settled the foreign currency forward contract on December 31, 2008 and realized a gain on foreign currency derivative of $1,492. We did not enter into any additional foreign currency forward contracts as of December 31, 2008.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. As of December 31, 2008, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 1 to 29 years.

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles, acquired non-amortizing land purchase options and tenant improvements and lease commissions funding commitment, which are reported net of accumulated amortization of $77,094 and $37,675 at December 31, 2008 and December 31, 2007, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $11,633 and $7,780 at December 31, 2008 and December 31, 2007, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value in accordance with SFAS 144. To the extent an impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations. Our non-amortizing intangible assets are reviewed for impairment annually, on December 31 of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A non-amortizing intangible asset is considered to be impaired when the carrying amount of the non-amortizing intangible asset is greater than its fair value in accordance with SFAS 142. To the extent an impairment has occurred, the excess of the carrying value of the non-amortizing intangible asset over its estimated fair value will be charged to operations.

Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2008 is as follows:

	Acquired in-place leases	Acquired above- market leases	Below- market ground leases	Acquired below- market leases
2009	$10,045	$1,989	$179	$(3,124)
2010	8,906	1,408	179	(2,845)
2011	8,292	1,172	179	(2,635)
2012	6,057	803	179	(1,365)
2013	4,926	667	179	(1,134)
Thereafter	21,254	1,767	11,437	(4,996)

	$59,480	$7,806	$12,332	$(16,099)

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

At December 31, 2008 and 2007, we held one investment outside the United States. For the years ended December 31, 2008 and 2007, total revenues of this foreign investment were $4,226 and $1,436, respectively. For the years ended December 31, 2008 and 2007, total revenues of U.S. domiciled investments were $109,208 and $67,990, respectively. At December 31, 2008 and 2007, total assets of our foreign investment were $35,870 and $45,984, respectively. The change in total assets from December 31, 2007 to December 31, 2008 at our foreign investment was mainly a result of the change in foreign currency rate on those dates. At December 31, 2008 and 2007, total assets of U.S domiciled investments were $1,048,935 and $1,024,204, respectively. Prior to 2007, we did not hold any investments outside of the United States.

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

NOTE 3—PROPERTY

The primary reason we make acquisitions of real estate investments in the retail, office, industrial, and apartment property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The consolidated properties held within the Fund as of December 31, 2008 were as follows:

Property	Sector	Square Feet (Unaudited)	Location	Ownership %	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	100%	8/27/2004	$59,608
Havertys Furniture (1)	Industrial	808,000	Braselton, GA	100%	12/3/2004	$28,468
Hagemeyer Distribution Center	Industrial	300,000	Auburn, GA	100%	12/3/2004	$10,170
25850 S. Ridgeland	Industrial	719,000	Monee, IL	100%	12/31/2004	$25,166
Georgia Door Sales Distribution Center	Industrial	254,000	Austell, GA	100%	2/10/2005	$8,500
105 Kendall Park Lane	Industrial	409,000	Atlanta, GA	100%	6/30/2005	$18,781
Waipio Shopping Center	Retail	137,000	Waipahu, HI	100%	8/1/2005	$30,485
Marketplace at Northglenn	Retail	439,000	Northglenn, CO	100%	12/21/2005	$91,476
CHW Medical Office Portfolio (2)	Office	755,000	CA and AZ	100%	12/21/2005	$136,761
Metropolitan Park North	Office	187,000	Seattle, WA	100%	3/28/2006	$89,179
Stirling Slidell Shopping Centre (3)	Retail	139,000	Slidell, LA	100%	12/14/2006	$23,367
9800 South Meridian (4)	Office	144,000	Englewood, CO	90%	12/26/2006	$14,662
18922 Forge Drive (5)	Office	91,000	Cupertino, CA	90%	2/15/2007	$26,233
4001 North Norfleet Road	Industrial	702,000	Kansas City, MO	100%	2/27/2007	$37,579
Station Nine Apartments	Apartment	312,000	Durham, NC	100%	4/16/2007	$56,417
4 Research Park Drive (6)	Office	60,000	St. Charles, MO	100%	6/13/2007	$11,330
36 Research Park Drive	Office	81,000	St. Charles, MO	100%	6/13/2007	$17,232
The District at Howell Mill (7)	Retail	306,000	Atlanta, GA	87.85%	6/15/2007	$78,661
Canyon Plaza (8)	Office	199,000	San Diego, CA	100%	6/26/2007	$54,973
Railway Street Corporate Centre	Office	137,000	Calgary, Canada	100%	8/30/2007	$42,614
Cabana Beach San Marcos (9)	Apartment	278,000	San Marcos, TX	78%	11/21/2007	$29,375
Cabana Beach Gainesville (9)	Apartment	545,000	Gainesville, FL	78%	11/21/2007	$74,277
Campus Lodge Athens (9)	Apartment	229,000	Athens, GA	78%	11/21/2007	$20,980
Campus Lodge Columbia (9)	Apartment	256,000	Columbia, MO	78%	11/21/2007	$24,852
Campus Edge Lafayette (9)	Apartment	207,000	Lafayette, LA	78%	1/15/2008	$26,870
Campus Lodge Tampa (9)	Apartment	431,000	Tampa, FL	78%	2/29/2008	$46,787

(1)	Includes 297,000 square feet (unaudited) of development constructed subsequent to the acquisition date. Acquisition price does not include approximately $11,000 of construction costs related to this development. During 2007, we executed a bargain purchase option to acquire a fee simple interest in the land on which the building resides. The land was valued at approximately $3,100 as part of the initial acquisition and recorded as a non-amortizing intangible asset until the bargain purchase option was executed. Upon execution, the land was reclassed from acquired intangible assets to land.
(2)	Consists of a portfolio of leasehold interests in fifteen medical office buildings located throughout Southern California and the greater Phoenix metropolitan area. The buildings are all subject to ground leases expiring in 2078. Acquisition price includes the assumption of four fixed-rate mortgage loans for approximately $84,300 at a weighted average interest rate of 5.77%, maturing in 2013 and 2014. From the acquisition date until December 31, 2007, we owned a 95% membership interest in the portfolio at which time we acquired the remaining 5% interest from an unrelated third party. CHW Medical Office Portfolio was consolidated into the Fund. This portfolio was previously referred to as “Pacific Medical Office Portfolio”.
(3)	Acquisition price includes the assumption of an approximate $14,000, 5.15% fixed-rate mortgage loan maturing in 2014.
(4)	The building has undergone significant upgrades, which involved increasing the rentable space by approximately 10,000 square-feet (unaudited) and leasing the building to new tenants. The other member, owning a 10% interest, is an unrelated third party. The other member has the opportunity to earn a promoted return for meeting certain performance goals.
(5)	The other member, owning a 10% interest, is an unrelated third party. The other member has the opportunity to earn a promoted return for meeting certain performance goals.
(6)	Acquisition price includes the assumption of an approximate $7,400, 6.05% fixed-rate mortgage loan maturing in 2015.
(7)	The other owner, owning a 12.15% interest, is an unrelated third party. Acquisition price includes the assumption of an approximate $35,000, 5.30% fixed-rate mortgage loan maturing in 2027.
(8)	Acquisition price includes the assumption of an approximate $31,000, 5.90% fixed-rate mortgage loan maturing in 2017.
(9)	The other owner, owning a 22% interest, is an investment fund advised by our Advisor and in which the parent company of our Advisor owns a minority interest.

We allocated the purchase price of our 2008 acquisitions in accordance with SFAS 141 as follows:

2008 Acquisitions
Land	$8,986
Building and equipment	54,185
In-place lease intangible	8,161
Personal property	3,822
Debt assumption fee	84
Debt premium	(1,581)
Assumption of mortgage note payable	(33,500)

$40,157

Amortization period for intangible assets and liabilities	6 - 7 months
Amortization period for debt assumption fee and premium	9 years

We allocated the purchase price of our 2007 acquisitions in accordance with SFAS 141 as follows:

2007 Acquisitions
Land	$68,499
Building and equipment	342,357
In-place lease intangible	55,243
Debt assumption fee	306
Above-market lease intangible	2,883
Below-market ground lease intangible	196
Debt discount	4,097
Personal property	11,202
Below-market lease intangible	(7,860)
Assumption of mortgage note payable	(73,350)

$403,573

Amortization period for intangible assets and liabilities	6 months - 14 years
Amortization period for debt assumption fee and discount	8 - 20 years

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

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2008	December 31, 2007
ASSETS
Investments in real estate (net)	$165,548	$169,401
Cash and cash equivalents	1,045	1,848
Other assets	22,364	23,263

TOTAL ASSETS	$188,957	$194,512

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$153,047	$155,566
Due to affiliate	—	44
Other liabilities	8,720	7,821

TOTAL LIABILITIES	161,767	163,431
Members’ Equity	27,190	31,081

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$188,957	$194,512

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2008	December 31, 2007
Members’ equity	$27,190	$31,081
Less: other members’ equity	(9,367)	(11,254)
Accrued distributions to members	241	281
Purchase price in excess of ownership interest in unconsolidated real estate affiliates (a)	22,883	23,375

Investments in unconsolidated real estate affiliates	$40,947	$43,483

(a)	The purchase price in excess of our ownership interest in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The excess is being amortized over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. The excess allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Total revenues	$32,990	$29,543	$28,984
Total operating expenses	22,301	19,452	19,540

Operating income	10,689	10,091	9,444
Total other expenses	8,775	8,830	8,862

Net income	$1,914	$1,261	$582

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net income of unconsolidated real estate affiliates	$1,914	$1,261	$582
Other members’ share of net (income) loss	(317)	(562)	78
Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(367)	(152)	(215)
Other income (expense) from unconsolidated real estate affiliates	—	(11)	(20)

Equity in income of unconsolidated real estate affiliates	$1,230	$536	$425

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

Property	Maturity Date	Fixed / Floating	Rate	Amount payable as of
				December 31, 2008	December 31, 2007
9800 South Meridian	January 1, 2010	Floating	LIBOR + 1.60%	$13,604	$11,338
Waipio Shopping Center	November 1, 2010	Fixed	5.15%	19,950	19,950
Monument IV at Worldgate	September 1, 2011	Fixed	5.29%	36,832	37,365
25850 S. Ridgeland	April 1, 2012	Fixed	5.05%	16,120	16,474
105 Kendall Park Lane	September 1, 2012	Fixed	4.92%	13,000	13,000
Metropolitan Park North	April 1, 2013	Fixed	5.73%	61,000	61,000
36 Research Park Drive	July 1, 2013	Fixed	5.60%	11,050	11,050
CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	17,254	17,538
CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,017	15,264
CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,551	15,807
18922 Forge Drive	February 14, 2014	Fixed	6.24%	19,050	19,050
CHW Medical Office Portfolio	March 1, 2014	Fixed	5.79%	33,957	34,498
Stirling Slidell Shopping Centre	April 1, 2014	Fixed	5.15%	13,580	13,818
Cabana Beach San Marcos	December 1, 2014	Fixed	5.57%	19,650	19,650
Cabana Beach Gainesville	December 1, 2014	Fixed	5.57%	49,107	49,108
Campus Lodge Athens	December 1, 2014	Fixed	5.57%	13,723	13,723
Campus Lodge Columbia	December 1, 2014	Fixed	5.57%	16,341	16,341
Havertys Furniture	January 1, 2015	Fixed	5.23%	18,100	18,100
Havertys Furniture	January 1, 2015	Fixed	6.19%	11,025	11,025
Hagemeyer Distribution Center	January 1, 2015	Fixed	5.23%	6,500	6,500
Georgia Door Sales Distribution Center	January 1, 2015	Fixed	5.31%	5,400	5,400
Campus Edge Lafayette	February 1, 2015	Fixed	5.57%	17,465	—
4 Research Park Drive	March 1, 2015	Fixed	6.05%	7,127	7,278
Marketplace at Northglenn	January 1, 2016	Fixed	5.50%	63,755	64,500
Campus Lodge Tampa	October 1, 2016	Fixed	5.95%	33,500	—
4001 North Norfleet Road	March 1, 2017	Fixed	5.60%	24,230	24,230
Station Nine Apartments	May 1, 2017	Fixed	5.50%	36,885	36,885
The District at Howell Mill	June 1, 2017	Fixed	6.14%	10,000	10,000
Canyon Plaza	June 1, 2017	Fixed	5.90%	30,671	31,000
Railway Street Corporate Centre (1)	September 1, 2017	Fixed	5.16%	24,161	29,929
The District at Howell Mill	March 1, 2027	Fixed	5.30%	35,000	35,000

				708,605	664,821
Line of Credit	February 21, 2010	Floating	3.75%	10,000	29,000
Net debt (discount) premium on assumed debt				(1,108)	(2,505)

				$717,497	$691,316

(1)	This loan is denominated in Canadian dollars, but is reported in US dollars at the exchange rate in effect on the balance sheet date.

We have recognized a premium or discount on debt we assumed with the following property acquisitions:

Property	Debt Premium / (Discount)	Effective Interest Rate
CHW Medical Office Portfolio	$1,411	5.41%
Stirling Slidell Shopping Centre	(197)	5.57%
4 Research Park Drive	(13)	6.17%
The District at Howell Mill	(3,519)	6.34%
Canyon Plaza	(217)	6.10%
Campus Lodge Tampa	1,427	5.95%

Net debt (discount) premium on assumed debt	(1,108)

Included in mortgage notes and other debt payable is $1,025 and $584 of debt premium accumulated amortization at December 31, 2008 and December 31, 2007, respectively. Also included in mortgage notes and other debt payable is $426 and $169 of debt discount accumulated amortization at December 31, 2008 and December 31, 2007, respectively. Aggregate principal payments of mortgage notes payable as of December 31, 2008 are as follows:

Year	Amount
2009	$4,088
2010	40,745
2011	43,157
2012	35,580
2013	120,750
Thereafter	464,285

Total	$708,605

Land, buildings, equipment, and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $1,122,000 and $1,050,000 at December 31, 2008 and 2007, respectively, have been pledged as collateral.

Covenants

At December 31, 2008, we were in compliance with all debt covenants.

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement, replacing an existing line of credit, to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by BAC. The line of credit expires on February 21, 2010. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings will increase by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Since April 29, 2008, we have been paying an additional 0.50% on our line of credit borrowing which has resulted in additional interest expense of approximately $95. We will continue to pay the additional 0.50% until our debt service coverage ratio returns to 1.50 to 1.00 or greater. At December 31, 2008, we had $10,000 borrowed on our line of credit at 3.75% and four letters of credit outstanding for approximately $3,015, which were used as additional collateral for our student-oriented apartment mortgage loans. At December 31, 2007, we had $29,000 borrowed on our line of credit at 6.52%. As of December 31, 2007 we had issued four letters of credit from our line of credit for approximately $3,015, which were used as additional collateral on three of our apartment communities acquired in November 2007. As of December 31, 2008, we were in compliance of the terms of our line of credit. At December 31, 2008, we had approximately $56,985 available to draw on our line of credit.

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

We identify and retain independent third-party real estate appraisal firms (the “Appraisal Firms”) that appraise each Investment not less than annually beginning one year after acquisition. During the first three quarters after acquisition, the Investment will be carried at capitalized cost and reviewed quarterly for material events at the property or market level that may require an adjustment of the Investment’s valuation.

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

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At December 31, 2008, approximately $5,990 of subscription commitments were held in escrow, which were brought into the Fund in January 2009. At December 31, 2007, no subscription commitments were held in escrow. For the years ended December 31, 2008 and 2007, we sold 585,465 Shares for $71,430 and 1,085,201 Shares for $126,835, respectively, to subscribers whose funds were held in the escrow account. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Share Repurchase Program

Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we intend to provide limited liquidity to our stockholders by conducting tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. We have made the following tender offers in 2007 and 2008:

Period	Tender Offer Amount	Number of Shares Tendered	Dollar Amount of Shares Tendered	Number of Shares Repurchased	Dollar Amount of Shares Repurchased		Date Shares Repurchased and Retired
May 2007	$10,000	114,922	$13,300	114,922	$13,300	(1)	June 14, 2007
November 2007	10,000	398,387	47,800	84,699	10,200	(1)	December 26, 2007
June 2008	15,000	483,541	58,800	126,446	15,400	(1)	June 24, 2008
December 2008	10,000	1,119,033	138,100	81,018	10,000		December 22, 2008

(1)	We availed ourselves of an SEC rule that allowed us to exceed our Tender Offer Amount by up to 2% of the outstanding Shares to honor redemption requests.

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

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the years ended December 31, 2008 and 2007, we issued 68,985 Shares for approximately $8,448 and 53,719 Shares for approximately $6,315, respectively, under the plan.

Earnings Per Share (“EPS”)

Basic per share amounts are based on the weighted average of shares outstanding of 3,822,484, 3,252,725 and 2,341,347 for the years ended December 31, 2008, 2007 and 2006, respectively. We have no dilutive or potentially dilutive securities.

Distributions Payable

On December 5, 2008, our Board of Directors declared a $1.75 per share distribution to Stockholders of record as of December 31, 2008, payable on February 6, 2009.

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of revenue and expense recognition, the estimated useful lives used to compute depreciation, and gains on the sale of real property.

The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2008		2007		2006
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	—	—	—	—	—	—
Capital gains	—	—	—	—	—	—
Return of capital	$7.00	100%	$7.00	100%	$7.00	100%

Total	$7.00	100%	$7.00	100%	$7.00	100%

NOTE 7—RENTALS UNDER OPERATING LEASES

We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at December 31, 2008 are as follows:

Year	Amount (1)
2009	$63,596
2010	53,163
2011	48,907
2012	36,490
2013	32,403
Thereafter	108,024

Total	$342,583

(1)	Amounts included related to Railway Street Corporate Centre have been converted from Canadian dollars to U.S. dollars using the appropriate exchange rate as of December 31, 2008.

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses.

During the year ended December 31, 2008 and 2007, no individual tenant accounted for greater than 10% of minimum base rents. During the year ended December 31, 2006, Fannie Mae accounted for 12% of minimum base rents.

NOTE 8—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of NAV, calculated quarterly. The fixed portion of the management and advisory fees for the years ended December 31, 2008, 2007 and 2006 were $7,122, $5,732 and $3,888, respectively. Included in manager and advisor fees payable at December 31, 2008 and 2007 was $1,897 and $1,599, respectively, of fixed fee expense.

To the extent that the Fund builds a cash reserve generated by capital raised through the sale of Shares to stockholders, the Manager and Advisor have agreed to waive 1.0% of their combined 1.5% fixed fee expense to reduce the dilutive impact to stockholders created by maintaining cash reserves.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. Before the Fund’s NAV exceeded $100,000, the variable fee was allocated entirely to the Advisor. The Fund’s NAV exceeded $100,000 on April 1, 2005 and a portion of variable fee was then allocated to the Manager, with the remainder allocated to the Advisor. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50%

fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. The total variable fee for the years ended December 31, 2008, 2007 and 2006 was $1,913, $1,694 and $1,288, respectively. Included in manager and advisor fees payable at December 31, 2008 and 2007 was $468 and $433 of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the years ended December 31, 2008, 2007 and 2006 were $357, $2,337 and $697, respectively, of which $0 and $775 was included in manager and advisory fees payable at December 31, 2008 and 2007, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful investments made by us and unsuccessful acquisitions for the years ended December 31, 2008, 2007 and 2006 were $243, $578 and $130, respectively, $0 and $186 of which is included in accounts payable and other accrued expenses at December 31, 2008 and 2007, respectively. Beginning January 1, 2009, acquisition fees and due diligence costs for acquisitions will be expensed as incurred as required by FAS 141(R).

On December 23, 2004, we entered into an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager, which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the years ended December 31, 2008, 2007 and 2006 were limited to $3,511, $2,866 and $1,944, respectively. Actual Fund level expenses for the year ended December 31, 2008 were $1,289 less than the amount allowed under the Expense Limitation Agreement. Therefore, no Fund level expenses are being carried forward to future periods. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The Expense Limitation Agreement was scheduled to expire on December 31, 2008, but was renewed and extended through December 31, 2009. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the expense limitation agreement, such as expenses related to unsuccessful acquisitions and state franchise taxes and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 4 Research Park Drive and 36 Research Park Drive. For the years ended December 31, 2008, 2007 and 2006, JLL was paid $147, $84 and $18, respectively, for property management services performed. In 2008, JLL was paid $61 of loan placement fees related to the mortgage debt on Campus Edge Lafayette. In 2007, JLL was paid $741 of loan placement fees related to the mortgage debt on the Station Nine Apartments, Railway Street Corporate Centre, and four student-oriented apartment communities. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis.

The placement agent for the Fund is UST Securities Corp.; the sub-placement agents are BANA and Banc of America Investment Services Inc., all affiliates of the Manager. The placement and sub-placement agents receive no compensation from us for their services, but may receive compensation in the form of a placement fee from the purchasing shareholder.

The Fund has mortgage notes payable to BAC collateralized by Monument IV at Worldgate and Station Nine Apartments. BANA is the lender on up to $10,000 of the Fund’s line of credit. Interest and fees paid to BAC and BANA related to the loans for the year ended December 31, 2008 were $4,255. Interest and fees paid to BAC and BANA related to the loans for the period from July 1, 2007 (the date BAC acquired the Manager) through December 31, 2007 were $2,060. Included in mortgage notes and other debt payable at December 31, 2008 and 2007 was approximately $75,145 and $78,393 of debt payable to BAC and BANA, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

From time to time, we have entered into contingent agreements for the acquisition of properties. Such acquisitions are subject to satisfactory completion of due diligence.

As part of the acquisition of the 25850 S. Ridgeland property we were granted an option expiring in 2009 to purchase a portion of adjacent land if the tenant chooses to expand its facility. If the tenant chooses to expand its facility, then we can acquire the additional portion of land subject to the terms and conditions of that certain Expansion Option Agreement dated as of December 31, 2004, which agreement provides among other things the terms and conditions pursuant to which the purchase price for the adjacent land shall be determined.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1,900 into an escrow account to fund future tenant improvements and leasing commissions. At December 31, 2008, we had approximately $1,860 deposited in this escrow, and we expect to fund approximately $40 during 2009. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At December 31, 2008, our capital account escrow account balance was $707. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North requires that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 deposit to us. If the tenant fails to provide notice of its renewal, we are obligated to post an additional $2,800 deposit into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s). The Fund plans on satisfying these commitments with letters of credit against our line of credit.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should the tenant not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the lease. The Fund can avoid reserving the rental payments by delivering a letter of credit to the lender of $4,800 on September 1, 2008 or $3,600 on September 1, 2009 or $2,400 on September 1, 2010, depending on the date at which the reserve payments become required. The Fund expects to fund the reserve, if required to do so, from the rental payments received from the tenant. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has renewed its lease or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of December 31, 2008, we had deposited approximately $266 into this escrow. We expect to fund the loan escrows from property operations.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of their desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of December 31, 2008, we have not received an expansion notice from the tenant.

NOTE 10—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We believe the adoption of the provisions of Statement No. 160 will not have a material impact on the Fund’s consolidated financial position and results of operations, but will have an impact on the presentation of noncontrolling interest in our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations”, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Fund will adopt this standard on January 1, 2009. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Fund may pursue after its effective date, but will require expensing of acquisition related costs as incurred which were previously capitalized prior to adopting the standard. The adoption of this standard by the Fund on January 1, 2009 is expected to result in a write-off of approximately $225 in acquisition related transaction costs associated with transactions not yet consummated.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Fund believes the potential impact of SFAS No. 161 on its financial statements will not be material.

NOTE 11—ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) as of January 1, 2008, for financial instruments recorded at fair value. Although the adoption of Statement No. 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

Statement No.157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Quoted unadjusted prices for identical instruments in active markets to which the Fund has access at the date of measurement.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.

•

Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Fund’s own assumptions that market participants would use to price the asset or liability based on the best available information.

As of December 31, 2008 we do not have any financial instruments that are being stated at fair value in the Consolidated Balance Sheet.

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable was approximately $1,013 higher and $400 lower, respectively, than the aggregate carrying amounts at December 31, 2008 and 2007. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable was approximately $51,047 and $1,870 lower than the aggregate carrying amounts at December 31, 2008 and 2007, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

NOTE 12—PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma financial information has been presented as a result of the acquisitions made by the Fund during 2008 and 2007 and 2007 and 2006, which includes the historical results of all acquisitions made during these years. In our opinion, all significant adjustments necessary for a fair presentation of the pro forma financial information for the periods have been included. The pro forma financial information is based upon historical financial information and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred at the beginning of each period presented, or to project results for any future period.

	2008	2007
Total revenue	$114,564	$102,793
Net loss	$(33,701)	$(35,854)
Loss per share-basic and diluted	$(8.36)	$(8.89)

	2007	2006
Total revenue	$95,271	$73,008
Net loss	$(31,823)	$(31,184)
Loss per share-basic and diluted	$(8.87)	$(8.69)

NOTE 13—QUARTERLY FINANCIAL INFORMATION

EXCELSIOR LASALLE PROPERTY FUND, INC.

QUARTERLY FINANCIAL INFORMATION

(UNAUDITED)

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008	Three Months Ended September 30, 2008	Three Months Ended December 31, 2008
Total revenues	$27,457	$27,832	$28,355	$29,790
Operating income	(496)	(3,189)	(249)	4,149
Net loss	(8,830)	(11,039)	(8,209)	(4,496)
Loss per share-basic and diluted	$(2.45)	$(2.97)	$(2.12)	$(1.10)

Weighted average common stock outstanding-basic and diluted	3,601,239	3,717,703	3,868,852	4,097,311

	Three Months Ended March 31, 2007	Three Months Ended June 30, 2007	Three Months Ended September 30, 2007	Three Months Ended December 31, 2007
Total revenues	$15,227	$17,302	$20,906	$23,852
Operating income	2,586	2,173	3,796	4,129
Net loss	(1,898)	(3,273)	(3,822)	(4,643)
Loss per share-basic and diluted	$(0.67)	$(1.04)	$(1.11)	$(1.31)

Weighted average common stock outstanding-basic and diluted	2,834,022	3,159,225	3,453,704	3,553,833

All significant fluctuations between the quarters are attributable to acquisitions made by us during 2007 and 2008.

NOTE 14—SUBSEQUENT EVENTS

On January 2, 2009, the Fund issued 63,859 shares for a total of $5,990, proceeds of which were used to paydown the line of credit.

On January 5, 2009, the Fund paid down the line of credit by $9,000.

On February 4, 2009, the Fund made a $5,000 draw on our line of credit, which was used for operations.

On March 13, 2009, the board of directors declared a dividend of $0.875 per Share to stockholders of record on March 31, 2009, payable on May 1, 2009.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2008

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Consolidated Properties:
Monument IV at Worldgate—Herndon, VA, Office	$36,832	$5,186	$57,013	—	$(1,640)	—	$5,186	$55,373	$60,559
Havertys Furniture—Braselton, GA, Industrial	29,125	—	17,474	3,153	10,985	—	3,153	28,459	31,612
Hagemeyer Distribution Center—Auburn, GA, Industrial	6,500	—	6,203	—	—	—	—	6,203	6,203
25850 S Ridgeland—Monee, IL, Industrial	16,120	4,300	14,003	—	600	—	4,300	14,603	18,903
Georgia Door Sales Distribution Center—Austell, GA, Industrial	5,400	1,651	5,570	—	36	—	1,651	5,606	7,257
105 Kendall Park Lane—Atlanta, GA, Industrial	13,000	2,656	12,836	—	1	—	2,656	12,837	15,493
Waipio Shopping Center—Waipahu, HI, Retail	19,950	13,425	14,756	—	110	—	13,425	14,866	28,291
Marketplace at Northglenn—Northglenn, CO, Retail	63,755	15,658	66,217	—	368	—	15,658	66,585	82,243
CHW Medical Office Portfolio:
300 Old River Road—Bakersfield, CA, Office	3,947	—	5,943	—	177	—	—	6,120	6,120
500 West Thomas Road—Phoenix, AZ, Office	19,572	—	25,789	—	1,582	—	—	27,371	27,371
500 Old River Road—Bakersfield, CA, Office	3,120	—	4,396	—	344	—	—	4,740	4,740
1500 S. Central Ave—Glendale, CA, Office	4,513	—	5,253	—	298	—	—	5,551	5,551
14600 Sherman Way—Van Nuys, CA, Office	5,631	—	6,348	—	781	—	—	7,129	7,129
14624 Sherman Way—Van Nuys, CA, Office	4,873	—	7,685	—	589	—	—	8,274	8,274
18350 Roscoe Blvd—Northridge, CA, Office	8,576	—	10,584	—	705	—	—	11,289	11,289
18460 Roscoe Blvd—Northridge, CA, Office	1,451	—	2,940	—	5	—	—	2,945	2,945
18546 Roscoe Blvd—Northridge, CA, Office	3,456	—	5,580	—	306	—	—	5,886	5,886
4545 East Chandler—Chandler, AZ, Office	5,410	—	5,345	—	261	—	—	5,606	5,606
485 South Dobson—Chandler, AZ, Office	5,234	—	6,785	—	179	—	—	6,964	6,964
1501 North Gilbert—Gilbert, AZ, Office	4,722	—	4,750	—	301	—	—	5,051	5,051
116 South Palisade—Santa Maria, CA, Office	2,489	—	3,190	—	121	—	—	3,311	3,311
525 East Plaza—Santa Maria, CA, Office	4,829	—	7,511	—	1,015	—	—	8,526	8,526
10440 East Riggs—Chandler, AZ, Office	3,956	—	3,017	—	222	—	—	3,239	3,239
Metropolitan Park North—Seattle, WA, Office	61,000	10,900	64,006	—	16	—	10,900	64,022	74,922
Stirling Slidell Shopping Centre—Slidell, LA, Retail	13,580	5,442	16,843	—	3	—	5,442	16,846	22,288
9800 South Meridian—Englewood, CO, Office	13,604	4,517	9,640	—	3,412	—	4,517	13,052	17,569
18922 Forge Drive—Cupertino, CA, Office	19,050	7,975	12,758	—	247	—	7,975	13,005	20,980
4001 North Norfleet Road—Kansas City, MO, Industrial	24,230	2,134	31,397	9	8	—	2,143	31,405	33,548
Station Nine Apartments—Durham, NC, Apartment	36,885	9,690	43,400	—	390	—	9,690	43,790	53,480
4 Research Park Drive—St. Charles, MO, Office	7,127	1,830	6,743	—	(2)	—	1,830	6,741	8,571
36 Research Park Drive—St. Charles, MO, Office	11,050	2,655	11,089	—	(2)	—	2,655	11,087	13,742
The District at Howell Mill—Atlanta, GA, Retail	45,000	10,000	56,040	—	668	—	10,000	56,708	66,708
Canyon Plaza—San Diego, CA, Office	30,671	14,959	32,909	—	1,123	—	14,959	34,032	48,991
Railway Street Corporate Centre—Calgary, Canada, Office	24,161	6,022	35,441	(1,161)	(6,397)	—	4,861	29,044	33,905

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2008—(Continued)

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Cabana Beach San Marcos—San Marcos, TX, Apartment	19,650	2,530	24,421	—	89	—	2,530	24,510	27,040
Cabana Beach Gainesville—Gainesville, FL, Apartment	49,107	7,244	60,548	—	108	—	7,244	60,656	67,900
Campus Lodge Columbia—Columbia, MO, Apartment	16,341	2,079	20,838	—	254	—	2,079	21,092	23,171
Campus Lodge Athens—Athens, GA, Apartment	13,723	1,754	17,311		189	—	1,754	17,500	19,254
Campus Edge Lafayette—Lafayette, LA, Apartment	17,465	1,782	23,266	—	58	—	1,782	23,324	25,106
Campus Lodge Tampa—Tampa, FL, Apartment	33,500	7,205	33,310		1,914	—	7,205	35,224	42,429

Total Consolidated Properties	$708,605	$141,594	$799,148	$2,001	$19,424	$—	$143,595	$818,572	$962,167

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2008—(Continued)

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Consolidated Properties:
Monument IV at Worldgate—Herndon, VA, Office	$4,659	2001	8/27/2004	50 years
Havertys Furniture—Braselton, GA, Industrial	2,080	2002/2005	12/3/2004	50 years
Hagemeyer Distribution Center—Auburn, GA, Industrial	506	2001	12/3/2004	50 years
25850 S Ridgeland—Monee, IL, Industrial	1,153	2004	12/31/2004	50 years
Georgia Door Sales Distribution Center—Austell, GA, Industrial	438	1994/1996	2/10/2005	50 years
105 Kendall Park Lane—Atlanta, GA, Industrial	898	2002	6/30/2005	50 years
Waipio Shopping Center—Waipahu, HI, Shopping Center	1,279	1986/2005	8/1/2005	40 years
Marketplace at Northglenn—Northglenn, CO, Shopping Center	4,052	1999-2001	12/21/2005	50 years
CHW Medical Office Portfolio:
300 Old River Road—Bakersfield, CA, Office	446	1992	12/21/2005	40 years
500 West Thomas Road— Phoenix, AZ, Office	955	1994	12/21/2005	40 years
500 Old River Road—Bakersfield, CA, Office	491	1992	12/21/2005	40 years
1500 S. Central Ave—Glendale, CA, Office	222	1980	12/21/2005	40 years
14600 Sherman Way—Van Nuys, CA, Office	623	1991	12/21/2005	40 years
14624 Sherman Way—Van Nuys, CA, Office	640	1981	12/21/2005	40 years
18350 Roscoe Blvd—Northridge, CA, Office	464	1979	12/21/2005	40 years
18460 Roscoe Blvd—Northridge, CA, Office	391	1991	12/21/2005	40 years
18546 Roscoe Blvd—Northridge, CA, Office	257	1991	12/21/2005	40 years
4545 East Chandler —Chandler, AZ, Office	811	1994	12/21/2005	40 years
485 South Dobson —Chandler, AZ, Office	542	1984	12/21/2005	40 years
1501 North Gilbert—Gilbert, AZ, Office	379	1997	12/21/2005	40 years
116 South Palisade —Santa Maria, CA, Office	439	1995	12/21/2005	40 years
525 East Plaza —Santa Maria, CA, Office	244	1995	12/21/2005	40 years
10440 East Riggs—Chandler, AZ, Office	2,508	1996	12/21/2005	40 years
Metropolitan Park North—Seattle, WA, Office	3,530	2001	3/28/2006	50 years
Stirling Slidell Shopping Centre—Slidell, LA, Shopping Center	702	2003	12/14/2006	50 years
9800 South Meridian—Englewood, CO, Office	761	1994	12/26/2006	40 years
18922 Forge Drive—Cupertino, CA, Office	597	1972/1999	2/15/2007	40 years
4001 North Norfleet Road—Kansas City, MO, Industrial	1,152	2007	2/27/2007	50 years
Station Nine Apartments—Durham, NC, Apartment	1,463	2005	4/16/2007	50 years
4 Research Park Drive—St. Charles, MO, Office	213	2000/2004	6/13/2007	50 years
36 Research Park Drive—St. Charles, MO, Office	351	2007	6/13/2007	50 years
The District at Howell Mill—Atlanta, GA, Retail	1,796	2006	6/15/2007	50 years
Canyon Plaza—San Diego, CA, Office	1,309	1986/1993	6/26/2007	40 years
Railway Street Corporate Centre—Calgary, Canada, Office	774	2007	8/30/2007	50 years
Cabana Beach San Marcos—San Marcos, TX, Apartment	1,276	2006	11/21/2007	50 years
Cabana Beach Gainesville—Gainesville, FL, Apartment	2,743	2005/2007	11/21/2007	50 years
Campus Lodge Athens—Athens, GA, Apartment	1,081	2003	11/21/2007	50 years
Campus Lodge Columbia—Columbia, MO, Apartment	848	2005	11/21/2007	50 years
Campus Edge Lafayette—Lafayette, LA, Apartment	759	2007	1/15/2008	50 years
Campus Lodge Tampa—Tampa, FL, Apartment	1,308	2001	2/29/2008	40 years

Total Consolidated Properties	$45,140

Reconciliation of Real Estate

Consolidated Properties	2008	2007	2006
Balance at beginning of year	$897,502	$466,789	$342,069
Additions	64,665	430,713	124,720
Reductions	—	—	—
Balance at close of year	$962,167	$897,502	$466,789

Reconciliation of Accumulated Depreciation

Consolidated Properties	2008	2007	2006
Balance at beginning of year	$22,652	$10,614	$2,710
Additions	22,488	12,038	7,904
Reductions	—	—	—
Balance at close of year	$45,140	$22,652	$10,614