Form 10-Q
period 2009-03-31
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2009-05-08
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [This requirement is not yet applicable to the registrant.]    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on May 8, 2009 was 4,135,665.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Investments in real estate:
Land	$143,399	$143,595
Buildings and equipment	817,839	818,320
Less accumulated depreciation	(50,544)	(44,888)

Net property and equipment	910,694	917,027
Investments in unconsolidated real estate affiliates	39,994	40,947

Net investments in real estate	950,688	957,974
Cash and cash equivalents	12,948	16,395
Restricted cash	5,240	5,304
Tenant accounts receivable, net	3,435	3,950
Deferred expenses, net	6,061	6,325
Acquired intangible assets, net	78,701	82,557
Deferred rent receivable, net	6,493	6,321
Prepaid expenses and other assets	5,560	5,979

TOTAL ASSETS	$1,069,126	$1,084,805

LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net	$706,720	$717,497
Accounts payable and other accrued expenses	8,604	10,292
Distributions payable	3,606	7,057
Accrued interest	3,259	3,192
Accrued real estate taxes	5,554	4,687
Manager and advisor fees payable	1,926	2,365
Acquired intangible liabilities, net	15,307	16,099

TOTAL LIABILITIES	744,976	761,189

Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,120,980 and 4,032,563 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	41	40
Additional paid-in capital	452,101	443,808
Accumulated other comprehensive loss	(2,217)	(1,885)
Distributions to stockholders	(78,361)	(74,755)
Accumulated deficit	(61,940)	(58,635)

Total Excelsior LaSalle Property Fund, Inc. stockholders’ equity	309,624	308,573

Noncontrolling interests	14,526	15,043

Total equity	324,150	323,616

TOTAL LIABILITIES AND EQUITY	$1,069,126	$1,084,805

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except per share amounts

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues:
Minimum rents	$22,711	$22,387
Tenant recoveries and other rental income	5,765	5,070

Total revenues	28,476	27,457
Operating expenses:
Real estate taxes	3,469	3,366
Property operating	6,260	5,533
Manager and advisor fees	1,926	2,130
Fund level expenses	613	580
Provision for doubtful accounts	99	76
General and administrative	694	201
Depreciation and amortization	9,190	16,067

Total operating expenses	22,251	27,953

Operating income (loss)	6,225	(496)
Other income and (expenses):
Interest income	163	202
Interest expense	(9,923)	(10,446)
Equity in (loss) income of unconsolidated affiliates	(34)	186
Gain on foreign currency derivative	—	347

Total other income and (expenses)	(9,794)	(9,711)

Net loss	(3,569)	(10,207)

Plus: Net loss attributable to the noncontrolling interests	264	1,377

Net loss attributable to Excelsior LaSalle Property Fund, Inc.	(3,305)	(8,830)
Other comprehensive loss:
Foreign currency translation adjustment	(332)	(595)

Total other comprehensive loss	(332)	(595)

Net comprehensive loss	$(3,637)	$(9,425)

Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(0.80)	$(2.45)

Weighted average common stock outstanding-basic and diluted	4,110,725	3,601,239

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENT OF EQUITY

$ in thousands, except per share amounts

(Unaudited)

	Common Stock		Additional Paid In	Other Comprehensive Loss	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Capital
Balance, January 1, 2009	4,032,563	$40	$443,808	$(1,885)	$(74,755)	$(58,635)	$15,043	$323,616
Issuance of common stock	88,417	1	8,293	—	—	—	—	8,294
Repurchase of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,305)	(264)	(3,569)
Other comprehensive loss	—	—	—	(332)	—	—	—	(332)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	122	122
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(375)	(375)
Distributions declared ($0.875 per share)	—	—	—	—	(3,606)	—	—	(3,606)

Balance, March 31, 2009	4,120,980	$41	$452,101	$(2,217)	$(78,361)	$(61,940)	$14,526	$324,150

	Common Stock		Additional Paid In	Other Comprehensive Loss	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Capital
Balance, January 1, 2008	3,586,850	$36	$386,527	$963	$(48,323)	$(23,127)	$15,519	$331,595
Issuance of common stock	119,914	1	14,392	—	—	—	—	14,393
Repurchase of common stock	(1,274)	—	(139)	—	—	(14)	—	(153)
Net loss	—	—	—	—	—	(8,830)	(1,377)	(10,207)
Other comprehensive loss	—	—	—	(595)	—	—	—	(595)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	5,190	5,190
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(72)	(72)
Distributions declared ($1.75 per share)	—	—	—	—	(6,303)	—	—	(6,303)

Balance, March 31, 2008	3,705,490	$37	$400,780	$368	$(54,626)	$(31,971)	$19,260	$333,848

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,569)	$(10,207)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,697	5,641
Amortization of in-place lease intangible assets	3,274	10,383
Amortization of net above- and below-market in-place leases	(273)	(134)
Amortization of financing fees	224	221
Amortization of debt premium and discount	(54)	(23)
Amortization of lease commissions	219	43
Gain on foreign currency derivative	—	(347)
Provision for doubtful accounts	99	76
Equity in (loss) income of unconsolidated affiliates	34	(186)
Distributions of income received from unconsolidated affiliates	29	188
Net changes in assets and liabilities:
Tenant accounts receivable	415	(160)
Deferred rent receivable	(173)	(404)
Prepaid expenses and other assets	418	2,510
Manager and advisor fees payable	(439)	(194)
Accounts payable and accrued expenses	(24)	(973)

Net cash provided by operating activities	5,877	6,434
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	—	(36,470)
Capital improvements and lease commissions	(1,234)	(630)
Deposits refunded for investments under contract	—	1,700
Distributions received from unconsolidated affiliates in excess of income	890	970
Loan escrows	64	(1,330)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net cash used in investing activities	(280)	(35,760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	5,991	12,432
Repurchase of common stock	—	(153)
Distributions to stockholders	(4,755)	(4,131)
Distributions paid to noncontrolling interests	(375)	(72)
Contributions received from noncontrolling interests	122	257
Return of loan commitments	—	349
Draws on credit facility	5,000	18,000
Payments on credit facility	(14,000)	(10,000)
Debt issuance costs	—	(415)
Proceeds from mortgage notes and other debt payable	7	19,054
Principal payments on mortgage notes and other debt payable	(1,029)	(858)

Net cash (used in) provided by financing activities	(9,039)	34,463

Net (decrease) increase in cash and cash equivalents	(3,442)	5,137
Effect of exchange rates	(5)	(20)
Cash and cash equivalents at the beginning of the period	16,395	8,386

Cash and cash equivalents at the end of the period	$12,948	$13,503

Supplemental disclosure of cash flow information:
Interest paid	$9,686	$10,163

Interest capitalized	$—	$17

Non-cash activities:
Assumption of mortgage loan payable	$—	$35,081
Distributions payable	3,606	6,303
Stock issued through dividend reinvestment plan	2,303	1,961
Change in liability for capital expenditures	723	327
Noncontrolling interests	—	4,933
Write-offs of receivables	37	—
Write-offs of retired assets	18	—

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except per share amounts

(Unaudited)

NOTE 1—ORGANIZATION

General

Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Fund” refer to Excelsior LaSalle Property Fund, Inc.

The Fund is a Maryland corporation and was incorporated on May 28, 2004 (“Inception”). The Fund was created to provide accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 100,000,000 of our Class A common stock, $0.01 par value per share (our “Common Stock” or “Shares”). Please note that while we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company” as that term is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”), and will not be registered under the Investment Company Act.

The Fund is managed by Bank of America Capital Advisors LLC (the “Manager”). The Manager is registered as an investment advisor with the Securities and Exchange Commission (the “SEC”). The Manager has the day-to-day responsibility for our management and administration pursuant to a management agreement between the Fund and the Manager (the “Management Agreement”).

LaSalle Investment Management, Inc. (“LaSalle”) acts as our investment advisor (the “Advisor”), pursuant to the advisory agreement between the Fund, LaSalle and the Manager (the “Advisory Agreement”). The Advisor is registered as an investment advisor with the SEC. The Advisor has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated, a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are overseen and undertaken by the Manager and Advisor. In accordance with Maryland law, the Fund does have certain officers who administer the Fund’s operations. These officers are employees of, and are compensated by, the Manager.

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

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of March 31, 2009, we wholly or majority owned and controlled 40 consolidated properties. As of March 31, 2009, we owned interests in two unconsolidated properties.

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

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Fund’s Form 10-K filed with the SEC on March 16, 2009 (the “2008 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2008 audited financial statements included in the 2008 Form 10-K and present interim disclosures as required by the SEC.

The interim financial data as of March 31, 2009 and for the three months ended March 31, 2009 and March 31, 2008 is unaudited; however, in the opinion of the Fund, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

        Certain reclassifications of prior period amounts have been made to the consolidated balance sheet and consolidated statements of cash flows. These reclassifications have been made to conform to the 2009 presentation. These reclassifications have not changed the Fund’s financial position as of March 31, 2009 or December 31, 2008 or consolidated results of operations or cash flows for the three months ended March 31, 2009 and 2008.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At March 31, 2009 and December 31, 2008, our allowance for doubtful accounts was $621 and $503, respectively.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at March 31, 2009 and December 31, 2008 was $2,943 and $2,540, respectively.

Acquisitions

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles, and acquired non-amortizing land purchase options, which are reported net of accumulated amortization of $44,037 and $41,551 at March 31, 2009 and December 31, 2008, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $10,480 and $9,701 at March 31, 2009 and December 31, 2008, respectively, on the accompanying Consolidated Balance Sheets.

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

NOTE 3—ACQUISITIONS

The primary reason we make acquisitions of real estate investments in the retail, office, industrial, and apartment property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. During the first quarter of 2009, there were no acquisitions made by the Fund. The consolidated properties acquired by the Fund during 2008 were as follows:

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Gross Acquisition Price
The Edge at Lafayette (1)	Apartment	207,000	Lafayette, LA	78%	1/15/2008	$26,870

Campus Lodge Tampa (1)	Apartment	431,000	Tampa, FL	78%	2/29/2008	$46,787

(1)	The other owner, owning a 22% interest, is a subsidiary of an investment fund advised by an affiliate of our Advisor and in which a subsidiary of Jones Lang LaSalle, Incorporated owns a minority interest.

We allocated the purchase price of our 2008 acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141(R), “Business Combinations” (“SFAS 141 (R)”) as follows:

2008 Acquisitions
Land	$8,986
Building and equipment	54,185
In-place lease intangible	8,161
Personal Property	3,822
Debt assumption fee	84
Debt premium	(1,581)
Assumption of mortgage note payable	(33,500)

$40,157

Amortization period for intangible assets and liabilities	6 months –14 years
Amortization period for debt assumption fee and discount	8 – 20 years

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

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

We own a 46.5% interest in Legacy Village and an 80% interest in 111 Sutter Street. The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	March 31, 2009	December 31, 2008
ASSETS
Investments in real estate, net	$164,601	$165,548
Cash and cash equivalents	2,040	1,045
Other assets, net	19,932	22,364

TOTAL ASSETS	$186,573	$188,957

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$152,395	$153,047
Other liabilities	7,668	8,720

TOTAL LIABILITIES	160,063	161,767
Members’ Equity	26,510	27,190

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$186,573	$188,957

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	March 31, 2009	December 31, 2008
Members’ equity	$26,510	$27,190
Less: other members’ equity	(9,293)	(9,367)
Accrued distributions to members	—	241
Purchase price in excess of ownership interest in unconsolidated real estate affiliates, net (a)	22,777	22,883

Investments in unconsolidated real estate affiliates	$39,994	$40,947

(a)	The purchase price in excess of our ownership interest in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The excess is being amortized over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. The excess allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Total revenues	$7,508	$7,768
Total operating expenses	5,320	5,191

Operating income	2,188	2,577
Total other expenses	2,179	2,197

Net income	$9	$380

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net income of unconsolidated real estate affiliates	$9	$380
Other members’ share of net income	(10)	(157)
Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(33)	(37)

Equity in (loss) income of unconsolidated real estate affiliates	$(34)	$186

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

				Amount payable as of
Property	Maturity Date	Rate		March 31, 2009	December 31, 2008
Property related debt	January 1, 2010 -March 1, 2027	2.10	% - 6.24%	$706,882	$708,605
Line of Credit	February 21, 2010	3.75%		1,000	10,000
Net discount on assumed debt				(1,162)	(1,108)

				$706,720	$717,497

Aggregate principal payments of mortgage notes payable as of March 31, 2009 are as follows:

Year	Amount
2009	$3,058
2010	40,752
2011	43,158
2012	35,577
2013	120,740
Thereafter	463,597

Total	$706,882

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement with PNC Bank, National Association and BMO Capital Markets Financing, Inc., to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by Bank of America, N.A. (“BANA”), an affiliate of the Manager. The line of credit was set to expire on February 21, 2009, but was extended by the Fund for one year, now scheduled to mature on February 21, 2010. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings will increase by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Accordingly, since April 29, 2008, we have been paying an additional 0.50% on our line of credit borrowing and we will continue to pay the additional 0.50% until our debt service coverage ratio returns to 1.50 to 1.00 or greater. We may not draw funds on our line of credit if we experience a Material Adverse Change, which is defined to include, among other things, a set of circumstances or events that (a) is or would reasonably be expected to be material and adverse to the Fund’s business, properties, assets, financial condition, results of operations or prospects or (b) impairs materially or would reasonably be expected to impair materially the ability of the Fund to pay its indebtedness. We had $1,000 and $10,000 borrowed, at 3.75%, on our line of credit at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, we had issued five letters of credit from our line of credit totaling approximately $6,915, which were used as additional collateral on various mortgage loans. As of March 31, 2009, we were in compliance with the terms of our line of credit. At March 31, 2009, we had approximately $62,085 available to draw on our line of credit.

NOTE 6—COMMON STOCK

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the current share price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At March 31, 2009, no subscription commitments were held in escrow. As of December 31, 2008, $5,990 subscription commitments were held in escrow which were brought into the Fund in January 2009. For the three months ended March 31, 2009 and for the year ended December 31, 2008, we sold 63,871 Shares for $5,991 and 585,465 Shares for $71,430, respectively, to subscribers whose funds were held in the escrow account prior to the sale. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we intend to provide limited liquidity to our stockholders by conducting tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares, and we will be under no obligation to conduct such tender offers or to make such cash available. We did not conduct a tender offer during the three months ended March 31, 2009.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the current share price as of the reinvestment date. For the three months ended March 31, 2009, we issued 24,546 Shares for approximately $2,303, under the dividend reinvestment plan. For the year ended December 31, 2008, we issued 68,985 Shares for approximately $8,448, under the dividend reinvestment plan.

Earnings Per Share (“EPS”)

Basic per Share amounts are based on the weighted average of Shares outstanding of 4,110,725 and 3,601,239 for the three months ended March 31, 2009 and 2008, respectively. We have no dilutive or potentially dilutive securities.

Distributions Payable

On March 13, 2009, our board of directors declared a dividend of $0.875 per Share to stockholders of record on March 31, 2009, payable on May 1, 2009.

NOTE 7—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of the Fund’s net asset value (“NAV”), calculated quarterly. The fixed portion of the management and advisory fees for the three months ended March 31, 2009 and 2008 were $1,445 and $1,622, respectively. Included in Manager and Advisor fees payable at March 31, 2009 and December 31, 2008 was $1,445 and $1,897, respectively, of fixed fee expense.

To the extent that the Fund builds a cash reserve generated by capital raised through the sale of Shares to stockholders, the Manager and Advisor have agreed to waive 1.0% of their combined 1.5% fixed fee expense to reduce the dilutive impact to stockholders created by maintaining cash reserves.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. The total variable fees for the three months ended March 31, 2009 and 2008 were $481 and $508 respectively. Included in Manager and Advisor fees payable at March 31, 2009 and December 31, 2008 was $481 and $468, respectively, of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the three months ended March 31, 2009 and 2008 were $0 and $357, respectively, none of which was included in manager and advisory fees payable at March 31, 2009 and December 31, 2008, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful investments made by us for the three months ended March 31, 2009 and 2008 were $0 and $243, respectively, none of which is included in accounts payable and other accrued expenses at March 31, 2009 and December 31, 2008. Acquisition fees and due diligence costs related to acquisitions or unsuccessful acquisitions are expensed as incurred.

On December 23, 2004, we entered into an expense limitation agreement (the “Expense Limitation Agreement”), which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or Share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the three months ended March 31, 2009 and 2008 were limited to $723 and $811, respectively. Actual Fund level expenses for the three months ended March 31, 2009 were $221 less than the amount allowed under the Expense Limitation Agreement. Therefore, no Fund level expenses are being carried forward to future periods. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2009, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the Expense Limitation Agreement, such as expenses related to unsuccessful acquisitions and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 4 Research Park Drive and 36 Research Park Drive. For the three months ended March 31, 2009 and 2008, JLL was paid $50 and $36, respectively, for property management services performed. In 2008, JLL was paid $61 of loan placement fees related to the mortgage debt on The Edge at Lafayette. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis.

Banc of America Investment Services Inc., an affiliate of the Manager, is the placement agent for the Fund. The placement agent receives no compensation from us for its services, but may receive compensation in the form of a placement fee from the purchasing shareholders.

The Fund has mortgage notes payable to Bank of America Corporation (“BAC”), an affiliate of the Manager, collateralized by Monument IV at Worldgate and Station Nine Apartments. BANA is the lender on up to $10,000 of the Fund’s line of credit. Interest and fees paid to BAC and BANA related to the loans were $996 and $1,090, for the three months ended March 31, 2009 and 2008, respectively. Included in mortgage notes and other debt payable at March 31, 2009 and December 31, 2008 was approximately $73,714 and $75,145 of debt payable to BAC and BANA, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

From time to time, we have entered into contingent agreements for the acquisition of properties. Such acquisitions are subject to satisfactory completion of due diligence.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1,900 into an escrow account to fund future tenant improvements and leasing commissions. At March 31, 2009, we had approximately $1,117 deposited in this escrow, and we expect to fund approximately $514 during the remainder of 2009. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At March 31, 2009, our capital account escrow account balance was $521. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North required that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. We satisfied this reserve requirement with a letter of credit which was posted on March 23, 2009. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 letter of credit to us. If the tenant fails to provide notice of its renewal by September 30, 2010, we are obligated to post an additional $2,800 reserve into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s). If required, the Fund plans on satisfying the additional $2,800 reserve requirement with a letter of credit against our line of credit.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should the tenant not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the lease. The Fund can avoid reserving the rental payments by delivering a letter of credit to the lender of $3,600 on September 1, 2009 or $2,400 on September 1, 2010, depending on the date at which the reserve payments become required. The Fund expects to fund the reserve, if required to do so, from the rental payments received from the tenant. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has renewed its lease or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of March 31, 2009, we had deposited approximately $176 into this escrow for 2009 and we expect to fund approximately $48 during the remainder of 2009.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of March 31, 2009, we have not received an expansion notice from the tenant.

NOTE 9—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

We adopted Statement No. 160 on January 1, 2009. The adoption of the provisions of Statement No. 160 does not have a material impact on the Fund’s consolidated financial position and results of operations, but does have an impact on the presentation of noncontrolling interest in our financial statements.

In April, 2009, FASB issued FSP FAS 107-1 relating to fair value disclosures for assets and liabilities that are not currently reflected on the balance sheet. Prior to this FSP, fair values for these assets and liabilities were only required to be disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for assets and liabilities not measured on the balance sheet at fair value.

NOTE 10—ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

At March 31, 2009 and December 31, 2008, the Fund has no assets or liabilities measured at fair value.

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable was approximately $754 higher and $1,013 higher, respectively, than the aggregate carrying amounts at March 31, 2009 and December 31, 2008. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable was approximately $39,334 and $51,047 lower than the aggregate carrying amounts at March 31, 2009 and December 31, 2008, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

NOTE 11—PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information has been presented as a result of the acquisitions made by the Fund during 2008 and includes the historical results of all acquisitions made during 2008. In our opinion, all significant adjustments necessary for a fair presentation of the pro forma financial information for the periods have been included. The pro forma financial information is based upon historical financial information and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred at the beginning of each period presented, or to project results for any future period.

Three Months Ended March 31, 2008
Total revenue	$28,587
Net loss attributable to Excelsior LaSalle Property Fund, Inc	$(9,956)
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(2.42)

NOTE 12—SUBSEQUENT EVENTS

On April 30, 2009, the Fund borrowed $1,500 on the line of credit.

On May 1, 2009, the Fund issued 14,685 Shares as part of its dividend reinvestment plan.

* * * * * *

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

$ in thousands, except per share amounts

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Factors that could cause us not to realize our plans, intentions or expectations include, but are not limited to, those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in the Fund’s 2008 Form 10-K and our periodic reports filed with the SEC, including risks related to: (i) risks related to student oriented apartment communities; (ii) the current global financial crisis; (iii) commercial real estate ownership; (iv) competition for attractive investments; (v) performance of the Manager and the Advisor; (vi) conflicts of interest between the Fund and the Manager or the Advisor; (vii) our ability to use leverage; (viii) the loss of key personnel by the Manager or the Advisor; (ix) compliance with the Exchange Act; (x) our failure to achieve our return objectives; (xi) the impact of co-tenancy provisions; (xii) defaults by significant tenants; (xiii) compliance with environmental laws; (xiv) the possible development of harmful mold at our properties; (xv) our ability to sell Shares; (xvi) terrorist attacks; (xvii) the adequacy of our insurance; (xviii) the extent to which our investments are diversified; (xix) our joint investments with third parties; (xx) the structure of the fees payable to the Manager and the Advisor; (xxi) our ability to remain exempt from the registration requirements of the Investment Company Act, and (xxii) our ability to qualify as a REIT. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of March 31, 2009 and 2008, were comprised of:

Monument IV at Worldgate,

Havertys Furniture,

Hagemeyer Distribution Center,

25850 S. Ridgeland,

Georgia Door Sales Distribution Center,

105 Kendall Park Lane,

Waipio Shopping Center,

Marketplace at Northglenn,

the CHW Medical Office Portfolio,

Metropolitan Park North,

Stirling Slidell Shopping Centre,

9800 South Meridian,

18922 Forge Drive,

4001 North Norfleet Road,

Station Nine Apartments,

4 Research Park Drive,

36 Research Park Drive,

The District at Howell Mill,

Canyon Plaza,

Railway Street Corporate Centre,

Cabana Beach San Marcos,

Cabana Beach Gainesville,

Campus Lodge Athens,

Campus Lodge Columbia,

The Edge at Lafayette and

Campus Lodge Tampa.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consisted of Legacy Village and 111 Sutter Street as of March 31, 2009 and 2008. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one, five and ten-year time horizons and select investments that we believe meet our objectives. We own certain investments that provide us with significant cash flows that do not get treated as revenue under GAAP, but do get factored into our Cash on Cash Return calculations. Examples of such non-revenue generating cash flows include the sales tax sharing agreement at Marketplace at Northglenn and the real estate tax reimbursement agreement at 25850 S. Ridgeland. For GAAP purposes, cash received from the Marketplace at Northglenn Enhanced Sales Tax Incentive Program Note and 25850 S. Ridgeland Tax Increment Financing Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns.

The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. These tables provide examples of how the Advisor evaluates the Fund Portfolio when making investment decisions.

Property Sector Diversification

Consolidated Properties

Estimated Percent of Fair Value March 31, 2009
Office
Commercial Office	29%
Medical Office	15%
Retail	20%
Industrial	14%
Apartment	22%

Unconsolidated Properties

Estimated Percent of Fair Value March 31, 2009
Office
Commercial Office	51%
Medical Office	—
Retail	49%
Industrial	—
Apartment	—

Geographic Region Diversification

Consolidated Properties

Estimated Percent of Fair Value March 31, 2009
East	11%
West	46%
Midwest	11%
South	28%
International	4%

Unconsolidated Properties

Estimated Percent of Fair Value March 31, 2009
East	—
West	51%
Midwest	49%
South	—
International	—

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

Critical Accounting Policies

The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2008 Form 10-K.

Acquisitions

Consolidated Properties

Consolidated Property acquisitions completed since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of March 31, 2009
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	100%

Havertys Furniture	Industrial	Braselton, GA	December 3, 2004	100%	808,000	100%

Hagemeyer Distribution Center	Industrial	Auburn, GA	December 3, 2004	100%	300,000	100%

25850 S. Ridgeland	Industrial	Monee, IL	December 31, 2004	100%	719,000	100%

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of March 31, 2009
Georgia Door Sales Distribution Center	Industrial	Austell, GA	February 10, 2005	100%	254,000	76%

105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%

Waipio Shopping Center	Retail	Waipahu, HI	August 1, 2005	100%	137,000	98%

Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	100%	439,000	94%

CHW Medical Office Portfolio	Office	CA and AZ	December 21, 2005	100%	755,000	87%

Metropolitan Park North	Office	Seattle, WA	March 28, 2006	100%	187,000	100%

Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	71%

9800 South Meridian (1)	Office	Englewood, CO	December 26, 2006	90%	144,000	65%

18922 Forge Drive (1)	Office	Cupertino, CA	February 15, 2007	90%	91,000	100%

4001 North Norfleet Road	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%

Station Nine Apartments (2)	Apartment	Durham, NC	April 16, 2007	100%	312,000	95%

4 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	60,000	100%

36 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	81,000	100%

The District at Howell Mill (3)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	100%

Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%

Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	137,000	100%

Cabana Beach San Marcos (2)(4)	Apartment	San Marcos, TX	November 21, 2007	78%	278,000	94%

Cabana Beach Gainesville (2)(4)	Apartment	Gainesville, FL	November 21, 2007	78%	545,000	54%

Campus Lodge Athens (2)(4)	Apartment	Athens, GA	November 21, 2007	78%	229,000	96%

Campus Lodge Columbia (2)(4)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	97%

The Edge at Lafayette (2)(4)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	99%

Campus Lodge Tampa (2)(4)	Apartment	Tampa, FL	February 29, 2008	78%	431,000	85%

(1)	We acquired a 90% ownership interest in the limited liability company that owns a fee interest in this property.
(2)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to leasing efforts before the school year.
(3)	We acquired an 87.85% ownership interest in the joint venture that owns a fee interest in this property.
(4)	We acquired a 78% ownership interest in the joint venture that owns a fee interest in this property.

Unconsolidated Properties

Unconsolidated Properties acquired since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of March 31, 2009
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	95%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80.0%	286,000	87%

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

Results of Operations for the three months ended March 31, 2009 and 2008:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties owned by us for the three months ended on March 31, 2009, which were also owned by us during the three months ended on March 31, 2008. Comparable real estate investments at March 31, 2009 include Monument IV at Worldgate, Havertys Furniture, Hagemeyer Distribution Center, 25850 S. Ridgeland, Georgia Door Sales Distribution Center, 105 Kendall Park Lane, Waipio Shopping Center, Marketplace at Northglenn, the CHW Medical Office Portfolio, Metropolitan Park North, Stirling Slidell Shopping Centre, 9800 South Meridian, 18922 Forge Drive, 4001 North Norfleet Road, Station Nine Apartments, 4 Research Park Drive, 36 Research Park Drive, The District at Howell Mill, Canyon Plaza, Railway Street Corporate Centre, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, and Campus Lodge Columbia.

Revenues

	Total Fund Real Estate Investments
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	$ Change	% Change
Revenues:
Minimum rents	$22,711	$22,387	$324	1.4%
Tenant recoveries and other rental income	5,765	5,070	695	13.7%

Total revenues	$28,476	$27,457	$1,019	3.7%

Increases in revenue line items from 2008 to 2009 are primarily attributable to the acquisition of the real estate investments that occurred during 2008.

Included in minimum rents, as a net increase, are SFAS 141 (R) and 142 above- and below-market lease amortization of $273 and $134 for the three months ended March 31, 2009 and 2008, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $173 and $404 for the three months ended March 31, 2009 and 2008, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	$ Change	% Change
Revenues:
Minimum rents	$20,503	$21,052	$(549)	(2.6)%
Tenant recoveries and other rental income	5,671	5,023	648	12.9%

Total revenues	$26,174	$26,075	$99	0.4%

	Total Revenues Reconciliation
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Total revenues:
Comparable real estate investments	$26,174	$26,075
Non-comparable real estate investments	2,302	1,382

Total revenues	$28,476	$27,457

Minimum rents at comparable real estate investments decreased by $549 between the three months ended March 31, 2009 and the same period in 2008. The decrease resulted from an approximate $920 decrease in minimum rent at Cabana Beach Gainesville due to a decrease in occupancy and rental rates in the three months ending March 31, 2009 when compared to the three months ending March 31, 2008. The decrease is also related to a $137 decrease at Railway Street Corporate Centre due to the impact of foreign currency change as well as $111 decrease at Stirling Slidell Shopping Centre due to the Circuit City bankruptcy during the fourth quarter of 2008. This decrease was partially offset by (i) an approximate $497 increase at Campus Lodge Columbia due to an increase in occupancy and rental rates during the three months ended March 31, 2009 when compared to the same period in 2008 and (ii) an approximate $189 increase at Metropolitan Park North due to the recapture of above market lease amortization in the three months ended March 31, 2008 from the property being reclassified to property held and used from held for sale.

Tenant recoveries and other rental income at comparable real estate investments increased by $648 for the three months ended March 31, 2009 over the same period in 2008. The increase was primarily due to an approximate $339 increase in recoveries at the CHW Medical Office Portfolio related to an increase in recoverable real estate taxes and operating expenses. The increase also includes an approximately $194 increase at The District at Howell Mill due to increases in recoverable real estate taxes and operating expenses.

Operating Expenses

	Total Fund Real Estate Investments
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$3,469	$3,366	$103	3.1%
Property operating	6,260	5,533	727	13.1%
Manager and advisor fees	1,926	2,130	(204)	(9.6)%
Fund level expenses	613	580	33	5.7%
Provision for doubtful accounts	99	76	23	30.3%
General and administrative	694	201	493	245.3%
Depreciation and amortization	9,190	16,067	(6,877)	(42.8)%

Total operating expenses	$22,251	$27,953	$(5,702)	(20.4)%

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but are expected to grow as the Fund grows. The decrease in Manager and Advisor fees from 2008 to 2009 relates mainly to a decrease in NAV.

Our Fund level expenses in 2009 and 2008 were subject to the Expense Limitation Agreement with the Manager (See Note 7), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our Share offering, compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of March 31, 2009 and December 31, 2008, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2009, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2008 to 2009 relate mainly to tenant bankruptcies and financial difficulties at some of our multi-tenant retail, office, and apartment properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. The increase in general and administrative expenses from 2008 to 2009 is mainly related to expensing of preacquisiton costs due to the adoption of SFAS 141 (R), bank fees, franchise taxes, and various property level legal services.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$3,238	$3,078	$160	5.2%
Property operating	5,315	5,203	112	2.2%
Provision for doubtful accounts	116	76	40	52.6%
General and administrative	648	198	450	227.3%
Depreciation and amortization	8,547	14,502	(5,955)	(41.1)%

Total operating expenses	$17,864	$23,057	$(5,193)	(22.5)%

	Operating Expenses Reconciliation
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Total operating expenses:
Comparable real estate investments	$17,864	$23,057
Non-comparable real estate investments	1,848	2,186
Manager and advisor fees	1,926	2,130
Fund level expenses	613	580

Total operating expenses	$22,251	$27,953

Real estate taxes expense at comparable real estate investments increased by $160 for the three months ended March 31, 2009 compared to the same period of 2008 mainly due to increases of $137 at The District at Howell Mill, $85 at the CHW Medical Office Portfolio, $46 at Station Nine Apartments, $45 at Monument IV at Worldgate and $32 at 4001 North Norfleet Road as a result of the properties being reassessed. These increases were partially offset by decreases of $156 at Cabana Beach Gainesville and $50 at Cabana Beach San Marcos due to the three months ended March 31, 2008 being based on an estimate at the time of acquisition, whereas the three months ended 2009 was based on actual amounts billed.

Property operating expenses at comparable real estate investments increased at CHW Medical Office Portfolio by $173 mainly related to increases in payroll costs for the property management company. Also causing the increase was Campus Lodge Columbia of $115 related to increases in utilities mainly due to increased occupancy and a change in utility billing policy. During 2008, tenants were responsible for their own electricity charges, whereas in 2009 the property has paid for the electricity and billed each tenant for their usage as allowed per leases. The increase is offset by a decrease in utilities of $104 at Cabana Beach Gainesville due to a decrease in occupancy.

The increase in provision for doubtful accounts at comparable real estate investments is mainly related to an increase in uncollectible accounts at Cabana Beach San Marcos of $39 and at Cabana Beach Gainesville of $28 due to various tenants facing financial difficulty, as well as an increase of $25 at Marketplace at Northglenn due to a tenant declaring bankruptcy during the three months ended March 31, 2009. The increase in provision for doubtful accounts was offset by a decrease in the provision for doubtful accounts at the CHW Medical Office Portfolio of $58 due to tenant bankruptcies that occurred during the three months ended March 31, 2008 that did not occur in 2009.

General and administrative expenses at our comparable real estate investments relate mainly to property expenses unrelated to property operations. The increase for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 relates to the expensing of $226 of pre-acquisition legal services due to the adoption of SFAS 141(R), an increase of $115 related to property level bank fees, as well as $50 at The District of Howell Mill and $46 at the CHW Medicial Office Portfolio for various legal issues.

The decrease in depreciation and amortization expense at comparable real estate investments is primarily related to a decrease in in-place lease amortization of $4,106 at our student housing properties and $505 at the CHW Medical Office Portfolio due to in-place lease assets fully amortized during 2008. Also impacting the account was the decrease of $1,126 at Metropolitan Park North as the property was classified as held for sale during July 2007 and later removed from this classification during the first quarter of 2008.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	$ Change	% Change
Other income and (expenses):
Interest income	$163	$202	$(39)	(19.3)%
Interest expense	(9,923)	(10,446)	523	5.0%
Equity in (loss) income of unconsolidated affiliates	(34)	186	(220)	(118.3)%
Gain on foreign currency derivatives	—	347	(347)	(100.0)%

Total other income and (expenses)	$(9,794)	$(9,711)	$(83)	0.9%

Interest income decreased for the three months ended March 31, 2009 over 2008 as a result of lower interest rates in 2009 as well as maintaining lower cash balances in 2009 than were invested in 2008, prior to closing on real estate investments.

Interest expense decreased from 2008 to 2009 primarily due to a lower balance on the line of credit. Interest expense includes the amortization of deferred finance fees of $224 and $221 for the three months ended March 31, 2009 and 2008, respectively. Also included in interest expense for the three months ended March 31, 2009 and 2008, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $54 and $23, respectively.

Equity in (loss) income of unconsolidated affiliates decreased by $220 as equity in income at Legacy Village decreased by $160 from equity income of $188 for the three months ended March 31, 2008 to equity income of $28 for the three months ended March 31, 2009. The decrease at Legacy Village stemmed from an increase in the amount of income allocated to other partners as the Fund had completed its preferred returns allocation. Equity in the loss from 111 Sutter Street increased by $60 from equity loss of $2 for the three months ended March 31, 2008 to equity loss of $62 for the three months ended March 31, 2009. The decrease at 111 Sutter Street stemmed from the Fund’s full absorption of the property’s net loss for the three months ended March 31, 2009 compared with our partner’s full absorption of the net income for the three months ended March 31, 2008. The property’s net loss for the three months ended March 31, 2009 was a result of lower occupancy.

Gain on foreign currency derivatives relates to the change in fair value of the foreign currency forward contracts that was held in 2008 and matured on December 31, 2008.

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

We retained independent third-party real estate appraisal firms (the “Appraisal Firms”) that appraise each Investment not less than annually beginning one year after acquisition. During the first three quarters after acquisition, the Investment will be carried at capitalized cost and reviewed quarterly for material events at the property or market level that may require an adjustment of the Investment’s valuation.

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

The Current Share Price of the Common Stock is $78.04 as of March 31, 2009.

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

Longer-term liquidity and capital needs such as:

•   Acquisitions of new real estate

•   Expansion of existing properties

•   Tenant improvements and leasing commissions

•   Debt repayment requirements, including both principal and interest

•   Repurchases of our Common Stock

The sources and uses of cash for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	$ Change
Net cash provided by operating activities	$5,877	$6,434	$(555)

Net cash used in investing activities	(280)	(35,760)	35,478

Net cash (used in) provided by financing activities	(9,039)	34,463	(43,502)

Our net cash flows provided by operating activities were impacted by a decrease in net loss attributable to Excelsior LaSalle Property Fund, Inc. of $5,525 primarily due to a decrease in depreciation and amortization expense of $6,877 and interest expense of $523. This was partially offset by a decrease in the net loss attributable to the noncontrolling interest of $1,113; a decrease in the gain on foreign currency derivative of $347 due to its expiration on December 31, 2008; and a decrease in operating income of $156. Our working capital, which consists of cash, tenant accounts receivable, and prepaid and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2008 and March 31, 2009 by the following items:

•	a decrease in tenant accounts receivable of $515 due to timing of collections and a decrease in prepaid expenses of $419 largely due the adoption of SFAS 141(R); and

•	a decrease in accounts payable and accrued expenses of $1,688 mainly due to the timing of payments offset by an increase in accrued real estate taxes of $867 due to 2008 acquisitions.

Cash used in investing activities decreased as a result of a $36,470 decrease in acquisition activity for the three months ended March 31, 2009 as compared to the same period in 2008. Cash (used in) provided by financing activities decreased for the three months ended March 31, 2009 over the same period in 2008 as a result of (i) a decrease in Share issuances of $6,441, (ii) a decrease in net borrowings of $19,047, as a result of less acquisition activity in 2009 than in 2008, and (iii) a decrease in credit facility draws of $13,000 in addition to an increase in credit facility payments of $4,000.

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

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at March 31, 2009 and December 31, 2008 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	March 31, 2009		December 31, 2008
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$693,271	5.57%	$695,001	5.57%
Variable	14,611	2.21%	23,604	2.76%

Total	$707,882	5.50%	$718,605	5.48%

Unconsolidated Debt

	March 31, 2009		December 31, 2008
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$89,623	5.60%	$89,927	5.60%
Variable	—	—	—	—

Total	$89,623	5.60%	$89,927	5.60%

We have placed mostly fixed-rate financing with terms ranging from 2 to 19 years. At March 31, 2009, we had one floating rate loan at LIBOR plus 160 basis points (2.10% at March 31, 2009) and a borrowing on our line of credit at 3.75%. At December 31, 2008, we had one floating rate loan at LIBOR plus 160 basis points (2.04% at December 31, 2008) and a borrowing on our line of credit at 3.75%.

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement with PNC Bank, National Association and BMO Capital Markets Financing, Inc., to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by Bank of America, N.A. (“BANA”), an affiliate of the Manager. The line of credit was set to expire on February 21, 2009, but was extended by the Fund for one year, now scheduled to mature on February 21, 2010. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings will increase by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Accordingly, since April 29, 2008, we have been paying an additional 0.50% on our line of credit borrowing and we will continue to pay the additional 0.50% until our debt service coverage ratio returns to 1.50 to 1.00 or greater. We may not draw funds on our line of credit if we experience a Material Adverse Change, which is defined to include, among other things, a set of circumstances or events that (a) is or would reasonably be expected to be material and adverse to the Fund’s business, properties, assets, financial condition, results of operations or prospects or (b) impairs materially or would reasonably be expected to impair materially the ability of the Fund to pay its indebtedness. We had $1,000 and $10,000 borrowed, at 3.75%, on our line of credit at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, we had issued five letters of credit from our line of credit totaling approximately $6,915, which were used as additional collateral on various mortgage loans. As of March 31, 2009, we were in compliance with the terms of our line of credit. At March 31, 2009, we had approximately $62,085 available to draw on our line of credit. As of March 31, 2009, we were in compliance with the terms of our line of credit.

We anticipate that we will need a line of credit throughout the life of the Fund to accomplish our acquisition and operational objectives. In this respect, monies borrowed on our line of credit will be repaid from three sources:

•	placing fixed-rate mortgages on the Fund Portfolio,

•	cash flow generated by the Fund Portfolio, and

•	sales of our Common Stock.

Recent Events and Outlook

For the remainder of 2009, we will continue to monitor the broader economic slowdown and, as best we can, mitigate the impacts of weakening property fundamentals on our portfolio. Our challenge will be to balance the sometimes competing objectives of building cash reserves that will reduce risk in our portfolio with our desire to distribute free cash flow generated from our property investments to pay an ongoing dividend to stockholders. Our strategic bias towards longer dated leases, higher credit tenants and fixed rate financing has served us well. However, the duration and magnitude of the current recession has exceeded expectations and historical precedents causing even the most conservative and defensive investment strategies to under perform. While actual and projected property level cash flows have supported a consistent dividend payment for sixteen quarters, we are not immune to impacts from a continuation of the current financial crisis and the financial stress it may have on our tenants. We intend to be responsive to changes in market conditions that may require us to adopt a more defensive posture in the management of our balance sheet. Among these defensive tactics may be establishing cash reserves for future capital needs, altering the timing and amount of what we have historically paid in dividends and amounts and frequency of tender offers. In this regard, on March 13, 2009, our board of directors declared a dividend of $0.875 per Share to stockholders of record on March 31, 2009, payable on May 1, 2009. This represents a reduction from $1.75 per Share, our historic practice for quarterly dividends for the past 16 quarters. We cannot provide assurance with respect to the amount of dividends, if any, that we will pay in the future.

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

Contractual Cash Obligations and Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence. During the quarter ended March 31, 2009, we did not enter into any contractual commitments.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1,900 into an escrow account to fund future tenant improvements and leasing commissions. At March 31, 2009, we had approximately $1,117 deposited in this escrow, and we expect to fund approximately $514 during the remainder of 2009. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At March 31, 2009, our capital account escrow account balance was $521. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North required that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. We satisfied this reserve requirement with a letter of credit which was posted on March 23, 2009. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 letter of credit to us. If the tenant fails to provide notice of its renewal by September 30, 2010, we are obligated to post an additional $2,800 reserve into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s). If required, the Fund plans on satisfying the additional $2,800 reserve requirement with a letter of credit against our line of credit.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should the tenant not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the lease. The Fund can avoid reserving the rental payments by delivering a letter of credit to the lender $3,600 on September 1, 2009 or $2,400 on September 1, 2010, depending on the date at which the reserve payments become required. The Fund expects to fund the reserve, if required to do so, from the rental payments received from the tenant. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has renewed its lease or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of March 31, 2009, we had deposited approximately $176 into this escrow for 2009 and we expect to fund approximately $48 during the remainder of 2009.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of March 31, 2009, we have not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as collateral for acquisitions of properties. At March 31, 2009 and December 31, 2008, we had approximately $6,915 and $3,015, respectively, in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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

We anticipate that operating cash flow, potential new debt or equity from our future equity offerings, or refinancings will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our stockholders in accordance with the requirements of the Internal Revenue Code.

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

We adopted Statement No. 160 on January 1, 2009. The adoption of the provisions of Statement No. 160 does not have a material impact on the Fund’s consolidated financial position and results of operations, but does have an impact on the presentation of noncontrolling interest in our financial statements.

In April, 2009, FASB issued FSP FAS 107-1 relating to fair value disclosures for assets and liabilities that are not currently reflected on the balance sheet. Prior to this FSP, fair values for these assets and liabilities were only required to be disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for assets and liabilities not measured on the balance sheet at fair value

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancing of existing debt. As of March 31, 2009, we had consolidated debt of $707,882, which included $14,611 of variable-rate debt. Including the $1,162 net discount on the assumption of debt, we had consolidated debt of $706,720 at March 31, 2009. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $14,611 of variable-rate debt would have resulted in an approximately $37 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

As of December 31, 2008, we had consolidated debt of $718,605, which included $23,604 of variable-rate debt. Including the $1,108 net discount on the assumption of debt, we had consolidated debt of $717,497 at December 31, 2008. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $23,604 of variable-rate debt would have resulted in an approximately $59 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

All of our Unconsolidated Properties are financed with fixed-rate debt; therefore we are not subject to interest rate exposure at these properties.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2009, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $39,334 lower than the carrying value of $706,720. If treasury rates were 25 basis points higher at March 31, 2009, the fair value of our mortgage notes payable and other debt payable would have been approximately $47,180 lower than the carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2009, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The most significant risk factors applicable to the Fund are described in Item 1A of the 2008 Form 10-K. There have been no material changes from those previously-disclosed risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the Fund’s unregistered sales of Shares for the quarter ended March 31, 2009, other than unregistered sales that were previously reported on Form 8-K.

Date	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds
February 5, 2009 (1)	24,546	$93.80	$2,302	Used to invest in cash and cash equivalents

(1)	This sale occurred pursuant to our dividend reinvestment plan.

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

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

Exhibit No.	Description
4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: May 8, 2009	By:	/s/ James D. Bowden
James D. Bowden
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Steven Suss
Steven Suss
Chief Financial Officer (principal financial officer)