Form 10-Q
period 2009-06-30
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2009-08-07
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on August 7, 2009 was 4,135,635.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Investments in real estate:
Land	$143,796	$143,595
Buildings and equipment	814,155	818,320
Less accumulated depreciation	(55,530)	(44,888)

Net property and equipment	902,421	917,027
Investments in unconsolidated real estate affiliates	34,109	40,947

Net investments in real estate	936,530	957,974
Cash and cash equivalents	28,919	16,395
Restricted cash	6,016	5,304
Tenant accounts receivable, net	3,488	3,950
Deferred expenses, net	5,684	6,325
Acquired intangible assets, net	71,695	82,557
Deferred rent receivable, net	6,645	6,321
Prepaid expenses and other assets	6,280	5,979

TOTAL ASSETS	$1,065,257	$1,084,805

LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net	$714,778	$717,497
Accounts payable and other accrued expenses	7,742	10,292
Distributions payable	—	7,057
Accrued interest	3,194	3,192
Accrued real estate taxes	5,784	4,687
Manager and advisor fees payable	1,654	2,365
Acquired intangible liabilities, net	14,477	16,099

TOTAL LIABILITIES	747,629	761,189
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,135,635 and 4,032,563 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	41	40
Additional paid-in capital	453,244	443,808
Accumulated other comprehensive loss	(1,301)	(1,885)
Distributions to stockholders	(78,361)	(74,755)
Accumulated deficit	(70,081)	(58,635)

Total Excelsior LaSalle Property Fund, Inc. stockholders’ equity	303,542	308,573

Noncontrolling interests	14,086	15,043

Total equity	317,628	323,616

TOTAL LIABILITIES AND EQUITY	$1,065,257	$1,084,805

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except per share amounts

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenues:
Minimum rents	$21,804	$22,685	$44,300	$44,857
Tenant recoveries and other rental income	5,666	4,914	11,405	9,966

Total revenues	27,470	27,599	55,705	54,823
Operating expenses:
Real estate taxes	3,653	3,219	7,098	6,568
Property operating	6,276	6,275	12,531	11,804
Manager and advisor fees	1,654	2,281	3,580	4,411
Fund level expenses	604	807	1,217	1,387
Provision for doubtful accounts	82	56	167	132
General and administrative	347	125	1,041	326
Depreciation and amortization	9,118	18,164	18,242	34,165

Total operating expenses	21,734	30,927	43,876	58,793

Operating income (loss)	5,736	(3,328)	11,829	(3,970)
Other income and (expenses):
Interest income	83	166	246	367
Interest expense	(9,959)	(10,534)	(19,795)	(20,893)
Equity in (loss) income of unconsolidated affiliates	(5,232)	510	(5,266)	696
(Loss) gain on foreign currency derivative	—	(112)	—	235

Total other income and (expenses)	(15,108)	(9,970)	(24,815)	(19,595)

Loss from continuing operations	(9,372)	(13,298)	(12,986)	(23,565)
Discontinued operations:
(Loss) income from discontinued operations	(59)	52	(14)	112
Gain on sale of discontinued operations, net	911	—	911	—

Total income from discontinued operations	852	52	897	112

Net loss	(8,520)	(13,246)	(12,089)	(23,453)

Plus: Net loss attributable to the noncontrolling interests	379	2,207	643	3,584

Net loss attributable to Excelsior LaSalle Property Fund, Inc.	(8,141)	(11,039)	(11,446)	(19,869)
Other comprehensive income (loss):
Foreign currency translation adjustment	916	129	584	(466)

Total other comprehensive income (loss)	916	129	584	(466)

Net comprehensive loss	$(7,225)	$(10,910)	$(10,862)	$(20,335)

Net loss from continuing operations attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(2.18)	$(2.98)	$(3.00)	$(5.46)
Total income from discontinued operations per share-basic and diluted	$0.21	$0.01	$0.22	$0.03
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(1.97)	$(2.97)	$(2.78)	$(5.43)

Weighted average common stock outstanding-basic and diluted	4,130,811	3,717,703	4,120,823	3,660,122

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENT OF EQUITY

$ in thousands, except per share amounts

(Unaudited)

						Retained
			Additional	Other		Earnings /
	Common Stock		Paid In	Comprehensive	Distributions	(Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Income (loss)	to Stockholders	Deficit)	Interests	Equity
Balance, January 1, 2009	4,032,563	$40	$443,808	$(1,885)	$(74,755)	$(58,635)	$15,043	$323,616
Issuance of common stock	103,072	1	9,436	—	—	—	—	9,437
Net loss	—	—	—	—	—	(11,446)	(643)	(12,089)
Other comprehensive gain	—	—	—	584	—	—	—	584
Cash contributed from noncontrolling interests	—	—	—	—	—	—	345	345
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(659)	(659)
Distributions declared ($0.875 per share)	—	—	—	—	(3,606)	—	—	(3,606)

Balance, June 30, 2009	4,135,635	$41	$453,244	$(1,301)	$(78,361)	$(70,081)	$14,086	$317,628

						Retained
			Additional	Comprehensive		Earnings /
	Common Stock		Paid In	Income (loss)	Distributions	(Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Other	to Stockholders	Deficit)	Interests	Equity
Balance, January 1, 2008	3,586,850	$36	$386,527	$963	$(48,323)	$(23,127)	$15,519	$331,595
Issuance of common stock	397,573	4	48,147	—	—	—	—	48,151
Repurchase of common stock	(124,631)	(1)	(13,488)	—	—	(1,662)	—	(15,151)
Net loss	—	—	—	—	—	(19,869)	(3,584)	(23,453)
Other comprehensive loss	—	—	—	(466)	—	—	—	(466)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	5,362	5,362
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(520)	(520)
Distributions declared ($3.50 per share)	—	—	—	—	(12,602)	—	—	(12,602)

Balance, June 30, 2008	3,859,792	$39	$421,186	$497	$(60,925)	$(44,658)	$16,777	$332,916

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,089)	$(23,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (including discontinued operations)	11,404	11,268
Amortization of in-place lease intangible assets (including discontinued operations)	6,509	22,887
Amortization of net above- and below-market in-place leases (including discontinued operations)	(548)	(490)
Amortization of financing fees (including discontinued operations)	444	455
Amortization of debt premium and discount	(107)	(76)
Amortization of lease commissions	438	142
Gain on sale of real estate	(911)	—
Loss on extinguishment of debt	35	—
Gain on foreign currency derivative	—	(235)
Provision for doubtful accounts	167	132
Equity in loss (income) of unconsolidated affiliates	5,266	(696)
Distributions of income received from unconsolidated affiliates	—	700
Net changes in assets and liabilities:
Tenant accounts receivable	250	(719)
Deferred rent receivable	(403)	(487)
Prepaid expenses and other assets	(301)	2,193
Manager and advisor fees payable	(711)	(526)
Accounts payable and accrued expenses	(406)	(398)

Net cash provided by operating activities	9,037	10,697
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	—	(36,608)
Proceeds from sale of real estate investments	9,998	—
Capital improvements and lease commissions	(1,948)	(1,659)
Deposits refunded for investments under contract	—	1,700
Distributions received from unconsolidated affiliates in excess of income	1,572	1,442
Loan escrows	(712)	(1,277)

Net cash provided by (used in) investing activities	8,910	(36,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	5,991	44,107
Repurchase of common stock	—	(15,151)
Distributions to stockholders	(7,217)	(8,352)
Distributions paid to noncontrolling interests	(659)	(520)
Contributions received from noncontrolling interests	345	428
Return of loan commitments	—	349
Draws on credit facility	21,500	35,500
Payments on credit facility	(14,000)	(44,500)
Debt issuance costs	—	(428)
Proceeds from mortgage notes and other debt payable	7	19,617
Principal payments on mortgage notes and other debt payable	(11,395)	(1,769)

Net cash (used in) provided by financing activities	(5,428)	29,281

Net increase in cash and cash equivalents	12,519	3,576
Effect of exchange rates	5	(21)
Cash and cash equivalents at the beginning of the period	16,395	8,386

Cash and cash equivalents at the end of the period	$28,919	$11,941

Supplemental disclosure of cash flow information:
Interest paid	$19,626	$20,705

Interest capitalized	$—	$17

Non-cash activities:
Assumption of mortgage loan payable	$—	$35,081
Distributions payable	—	6,299
Stock issued through dividend reinvestment plan	3,446	4,043
Change in liability for capital expenditures	984	1,151
Noncontrolling interests	—	4,933
Write-offs of receivables	61	101
Write-offs of retired assets	256	—

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except per share amounts

(Unaudited)

NOTE 1—ORGANIZATION

General

Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Fund” refer to Excelsior LaSalle Property Fund, Inc.

The Fund is a Maryland corporation and was incorporated on May 28, 2004 (“Inception”). The Fund was created to provide accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 100,000,000 of our Class A common stock, $0.01 par value per share (our “Common Stock” or “Shares”). Please note that while we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company” as that term is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”), and will not be registered under the Investment Company Act.

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

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of June 30, 2009, we wholly or majority owned and controlled 39 consolidated properties. As of June 30, 2009, we owned interests in two unconsolidated properties.

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

The interim financial data as of June 30, 2009 and for the three and six months ended June 30, 2009 and June 30, 2008 is unaudited; however, in the opinion of the Fund, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Certain reclassifications of prior period amounts have been made to the consolidated balance sheet and consolidated statements of cash flows. These reclassifications have been made to conform to the 2009 presentation. These reclassifications have not changed the Fund’s financial position as of June 30, 2009 or December 31, 2008 or consolidated results of operations or cash flows for the three and six months ended June 30, 2009 and 2008.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At June 30, 2009 and December 31, 2008, our allowance for doubtful accounts was $609 and $503, respectively.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at June 30, 2009 and December 31, 2008 was $3,248 and $2,540, respectively.

Acquisitions

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles, and acquired non-amortizing land purchase options, which are reported net of accumulated amortization of $47,151 and $41,551 at June 30, 2009 and December 31, 2008, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $11,209 and $9,701 at June 30, 2009 and December 31, 2008, respectively, on the accompanying Consolidated Balance Sheets.

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

NOTE 3—PROPERTY

Acquisitions

The primary reason we make acquisitions of real estate investments in the retail, office, industrial, and apartment property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. During 2009, there were no acquisitions made by the Fund. The consolidated properties acquired by the Fund during 2008 were as follows:

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

We allocated the purchase price of our 2008 acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141(R), “Business Combinations” (“SFAS 141 (R)”), as follows:

2008 Acquisitions
Land	$8,986
Building and equipment	54,185
In-place lease intangible	8,161
Personal property	3,822
Debt assumption fee	84
Debt premium	(1,581)
Assumption of mortgage note payable	(33,500)

$40,157

Amortization period for intangible assets and liabilities	6 months –14 years
Amortization period for debt assumption fee and discount	8 – 20 years

Discontinued Operations

On June 26, 2009, we sold Hagemeyer Distribution Center, a 300,000 square foot industrial center located in Auburn, GA, for $10,400, resulting in a gain of $911. In accordance with “FASB” Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations and gain on sale of the property are reported as discontinued operations for all periods presented. The Fund’s sale of real estate investment assets were comprised of:

	June 26, 2009	December 31, 2008
Buildings and equipment, net	$5,645	$5,697
Acquired intangible assets, net	3,426	3,484
Other assets, net	197	225

Total assets	$9,268	$9,406

The Fund’s disposed real estate investment liabilities were as follows:

	June 26, 2009	December 31, 2008
Mortgage notes and other debt payable	$6,500	$6,500
Acquired intangible liabilities, net	36	41
Other liabilities	80	106

Total liabilities	$6,616	$6,647

The following table summarizes income from discontinued operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Total revenue	$247	$233	$488	$466
Real estate taxes	(24)	(16)	(48)	(33)
Property operating	(5)	(5)	(11)	(9)
General and administrative	(10)	(7)	(24)	(7)
Depreciation and amortization	(44)	(66)	(109)	(132)
Loss on extinguishment of debt	(140)	—	(140)	—
Interest income	—	—	—	1
Interest expense	(83)	(87)	(170)	(174)

(Loss) income from discontinued operations	$(59)	$52	$(14)	$112

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

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

We own a 46.5% interest in Legacy Village and an 80% interest in 111 Sutter Street. The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	June 30, 2009	December 31, 2008
ASSETS
Investments in real estate, net	$163,318	$165,548
Cash and cash equivalents	1,746	1,045
Other assets, net	20,633	22,364

TOTAL ASSETS	$185,697	$188,957

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$151,733	$153,047
Other liabilities	8,465	8,720

TOTAL LIABILITIES	160,198	161,767
Members’ Equity	25,499	27,190

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$185,697	$188,957

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	June 30, 2009	December 31, 2008
Members’ equity	$25,499	$27,190
Less: other members’ equity	(9,130)	(9,367)
Accrued distributions to members	—	241
Purchase price in excess of ownership interest in unconsolidated real estate affiliates, net (a)	22,597	22,883
Impairment of unconsolidated real estate affiliates	(4,857)	—

Investments in unconsolidated real estate affiliates	$34,109	$40,947

(a)	The purchase price in excess of our ownership interest in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The excess is being amortized over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. The excess allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Total revenues	$7,062	$7,669	$14,570	$15,437
Total operating expenses	5,085	4,918	10,405	10,109

Operating income	1,977	2,751	4,165	5,328
Total other expenses	2,169	2,198	4,348	4,395

Net (loss) income	$(192)	$553	$(183)	$933

FUND EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net (loss) income of unconsolidated real estate affiliates	$(192)	$553	$(183)	$933
Other members’ share of net income	(1)	(5)	(11)	(162)
Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(178)	(33)	(211)	(70)
Other expense from unconsolidated real estate affiliates	(4)	(5)	(4)	(5)
Impairment of investment in unconsolidated real estate affiliates	(4,857)	—	(4,857)	—

Fund equity in (loss) income of unconsolidated real estate affiliates	$(5,232)	$510	$(5,266)	$696

SUMMARIZED FINANCIAL INFORMATION—LEGACY VILLAGE

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Total revenues	$4,564	$4,912	$9,506	$9,948
Operating income	1,374	1,956	2,825	3,585
Net income	$2	$547	$71	$771

Impairment of Unconsolidated Real Estate Affiliates

In June 2009, due to the continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry, we determined that one of our investments in unconsolidated real estate affiliates was impaired. As a result, we recorded an impairment charge of approximately $4,857 to our investment in Legacy Village. The impairment was determined in accordance with the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). Investments in unconsolidated real estate affiliates are considered “financial assets” within the scope of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).

Measurement of Fair Value – Unconsolidated Real Estate Affiliates

At June 30, 2009, we were required to assess the value of certain of our investments in unconsolidated real estate affiliates in accordance with SFAS 157. The valuation of these assets is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization and discount rates. We review each investment based on the highest and best use of the investment and market participation assumptions. For joint ventures with investments in operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation and projected property net operating income. Additionally, the valuation considered bid and ask prices for similar properties. We have determined that the significant inputs used to value our investment in Legacy Village with a value of approximately $22,586 at June 30, 2009, fall within Level 3.

This valuation adjustment was calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

Items Measured at Fair Value on a Non-Recurring Basis

The following table presents information about our impairment charges on financial assets that were measured on a fair value basis for the quarter ended June 30, 2009. The table indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair-Value Measurements at June 30, 2009				Total
	Level 1	Level 2	Level 3	Total	Impairment
Investment in Legacy Village	$—	$—	$22,586	$22,586	($4,857)

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

			Amount payable as of
Property	Maturity Date	Rate	June 30, 2009	December 31, 2008
Property related debt	January 1, 2010 - March 1, 2027	1.91% - 6.24%	$698,493	$708,605
Line of Credit	February 21, 2010	3.75%	17,500	10,000
Net discount on assumed debt			(1,215)	(1,108)

			$714,778	$717,497

Aggregate principal payments of mortgage notes payable as of June 30, 2009 are as follows:

Year	Amount
2009	$2,087
2010	41,320
2011	43,739
2012	36,200
2013	120,736
Thereafter	454,411

Total	$698,493

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement with PNC Bank, National Association and BMO Capital Markets Financing, Inc., to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by Bank of America, N.A. (“BANA”), an affiliate of the Manager. The line of credit is set to expire on February 21, 2010. On June 23, 2009, we voluntarily reduced the borrowing capacity under our line of credit by $20,000 to limit the maximum borrowings to $50,000 to save on non-use fees. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings increases by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Accordingly, since April 29, 2008, we have been paying an additional 0.50% on our line of credit borrowing, and we will continue to pay the additional 0.50% until our debt service coverage ratio returns to 1.50 to 1.00 or greater. We may not draw funds on our line of credit if we experience a Material Adverse Change, which is defined to include, among other things, a set of circumstances or events that (a) is or would reasonably be expected to be material and adverse to the Fund’s business, properties, assets, financial condition, results of operations or prospects or (b) impairs materially or would reasonably be expected to impair materially the ability of the Fund to pay its indebtedness. We had $17,500 and $10,000 borrowed, at 3.75%, on our line of credit at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, we had issued four letters of credit from our line of credit totaling approximately $6,220, which were used as additional collateral on various mortgage loans. As of June 30, 2009, we were in compliance with the terms of our line of credit. At June 30, 2009, we had approximately $26,280 available to draw on our line of credit.

NOTE 6—COMMON STOCK

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors when and if market conditions permit. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the current share price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At June 30, 2009, no subscription commitments were held in escrow. As of December 31, 2008, $5,990 subscription commitments were held in escrow. These funds were brought into the Fund in January 2009. For the six months ended June 30, 2009 and for the year ended December 31, 2008, we sold 63,871 Shares for $5,991 and 585,465 Shares for $71,430, respectively, to subscribers whose funds were held in the escrow account prior to the sale. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we intend to provide limited liquidity to our stockholders by conducting tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares, and we will be under no obligation to conduct such tender offers or to make such cash available. We did not conduct a tender offer during the six months ended June 30, 2009, and, in order to preserve cash in light of the current market environment, the Fund does not intend to repurchase shares for the immediate future.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the current share price as of the reinvestment date. For the six months ended June 30, 2009, we issued 39,201 Shares for approximately $3,446, under the dividend reinvestment plan. For the year ended December 31, 2008, we issued 68,985 Shares for approximately $8,448, under the dividend reinvestment plan.

Earnings Per Share (“EPS”)

Basic per Share amounts are based on the weighted average of Shares outstanding of 4,130,811, and 4,120,823 for the three and six months ended June 30, 2009, respectively. Basic per Share amounts are based on the weighted average of Shares outstanding of 3,717,703 and 3,660,122 for the three and six months ended June 30, 2008, respectively. We have no dilutive or potentially dilutive securities.

NOTE 7—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of the Fund’s net asset value (“NAV”), calculated quarterly. The fixed portion of the management and advisory fees for the three and six months ended June 30, 2009 were $1,209 and $2,654, respectively. The fixed portion of the management and advisory fees for the three and six months ended June 30, 2008 were $1,764 and $3,386, respectively. Included in Manager and Advisor fees payable at June 30, 2009 and December 31, 2008 was $1,209 and $1,897, respectively, of fixed fee expense.

To the extent that the Fund builds a cash reserve generated by capital raised through the sale of Shares to stockholders, the Manager and Advisor have agreed to waive 1.0% of their combined 1.5% fixed fee expense to reduce the dilutive impact to stockholders created by maintaining cash reserves.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. The total variable fees for the three and six months ended June 30, 2009 were $445 and $926, respectively. The total variable fees for the three and six months ended June 30, 2008 were $517 and $1,025 respectively. Included in Manager and Advisor fees payable at June 30, 2009 and December 31, 2008 was $445 and $468, respectively, of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each real estate investment acquired for us. There were no acquisition fees for the three and six months ended June 30, 2009. Total acquisition fees for the three and six months ended June 30, 2008 were $0 and $357, respectively. There were no acquisition fees included in manager and advisory fees payable at June 30, 2009 and December 31, 2008, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. There were no reimbursable due diligence costs related to successful investments for the three and six months ended June 30, 2009. Total reimbursed due diligence costs related to successful investments made by us for the three and six months ended June 30, 2008 were $0 and $243, respectively. There were no reimbursable due diligence costs included in accounts payable and other accrued expenses at June 30, 2009 and December 31, 2008, respectively. Acquisition fees and due diligence costs related to acquisitions or unsuccessful acquisitions are expensed as incurred. The Advisor does not receive a disposition fee for selling real estate investments.

On December 23, 2004, we entered into an expense limitation agreement (the “Expense Limitation Agreement”), which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or Share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the three and six months ended June 30, 2009 were limited to $604 and $1,327, respectively. Actual Fund level expenses for the six months ended June 30, 2009 were $302 less than the amount allowed under the Expense Limitation Agreement. Therefore, no Fund level expenses are being carried forward to future periods. Fund expenses for the three and six months ended June 30, 2008 were limited to $847 and $1,658, respectively. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2009, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the Expense Limitation Agreement, such as expenses related to unsuccessful acquisitions and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 4 Research Park Drive and 36 Research Park Drive. For the three and six months ended June 30, 2009, JLL was paid $46 and $96, respectively, for property management services performed. For the three and six months ended June 30, 2008, JLL was paid $34 and $70, respectively, for property management services performed. In 2008, JLL was paid $61 of loan placement fees related to the mortgage debt on The Edge at Lafayette. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis.

Banc of America Investment Services Inc., an affiliate of the Manager, is the placement agent for the Fund. The placement agent receives no compensation from us for its services, but may receive compensation in the form of a placement fee from the purchasing shareholders.

The Fund has mortgage notes payable to Bank of America Corporation (“BAC”), an affiliate of the Manager, collateralized by Monument IV at Worldgate and Station Nine Apartments. BANA is the lender on up to approximately $7,143 of the Fund’s line of credit. Interest and fees paid to BAC and BANA related to the loans were $1,010 and $2,006, for the three and six months ended June 30, 2009, respectively. Interest and fees paid to BAC and BANA related to the loans were $1,078 and $2,168, for the three and six months ended June 30, 2008, respectively. Included in mortgage notes and other debt payable at June 30, 2009 and December 31, 2008 was approximately $75,934 and $75,145 of debt payable to BAC and BANA, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

From time to time, we have entered into contingent agreements for the acquisition of properties. Such acquisitions are subject to satisfactory completion of due diligence.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1,900 into an escrow account to fund future tenant improvements and leasing commissions. At June 30, 2009, we had approximately $1,253 deposited in this escrow, and we expect to fund approximately $354 during the remainder of 2009. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At June 30, 2009, our capital account escrow account balance was $559. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

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

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of June 30, 2009, we had deposited approximately $112 into this escrow for 2009, and we expect to fund approximately $112 during the remainder of 2009.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of June 30, 2009, we had not received an expansion notice from the tenant.

NOTE 9—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented.

We adopted SFAS 160 on January 1, 2009. The adoption of the provisions of SFAS 160 does not have a material impact on the Fund’s consolidated financial position and results of operations, but does have an impact on the presentation of noncontrolling interest in our financial statements.

In April 2009, FASB issued FSP FAS 107-1 relating to fair value disclosures for assets and liabilities that are not currently reflected on the balance sheet. Prior to this FSP, fair values for these assets and liabilities were only required to be disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for assets and liabilities not measured on the balance sheet at fair value.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 has no impact on the Fund’s consolidated financials position and results of operations, but does have an impact on the presentation of notes to the financial statements. This statement did not result in changes to subsequent events reported upon adoption. The Fund has evaluated subsequent events through August 7, 2009 as disclosed in Note 12.

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“SFAS 167”), to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Fund will adopt this standard on January 1, 2010. The Fund is currently assessing the potential impact of SFAS 167 on its financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles – a replacement of SFAS No. 162” (“SFAS 168”), to become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Fund will implement this in the third quarter of 2009. The adoption of the provisions of SFAS 168 has no impact on the Fund’s consolidated financial position and results of operations, but does have an impact on the presentation of notes to the financial statements.

NOTE 10—ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

We adopted the provisions of SFAS 157, as of January 1, 2008, for financial instruments recorded at fair value. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

SFAS157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

At June 30, 2009, one of the Fund’s investments in unconsolidated real estate affiliates was impaired and measured at fair value. See Note 4 for further information. At December 31, 2008, the Fund had no assets or liabilities measured at fair value.

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable was approximately $472 higher and $1,013 higher, respectively, than the aggregate carrying amounts at June 30, 2009 and December 31, 2008. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable was approximately $77,852 and $51,047 lower than the aggregate carrying amounts at June 30, 2009 and December 31, 2008, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

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

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Total revenue	$28,729	$55,953
Net loss attributable to Excelsior LaSalle Property Fund, Inc.	$(12,443)	$(20,995)
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(3.01)	$(5.08)

NOTE 12—SUBSEQUENT EVENTS

The Fund has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

On July 13, 2009, Waipio Shopping Center was designated as held for sale as the Advisor determined that the real estate capital market conditions of the Honolulu retail market may present an opportunity for the Fund to dispose of this asset and build cash reserves from the net proceeds. We expect to complete the sale during the third quarter of 2009. In accordance with SFAS 144, the results of operations and future gains or losses on disposition, if any, will be reported as discontinued operations for all periods presented effective with third quarter 2009 reporting. The carrying amount of assets and liabilities of the Waipio Shopping Center at June 30, 2009 are as follows:

Assets
Land	$13,425
Buildings and equipment, net	13,396
Acquired intangible leases, net	2,657
Other assets, net	654

Total	$30,132

Liabilities
Mortgage notes and other debt payable	$19,950
Acquired intangible liabilities, net	342
Other liabilities	809

Total	$21,101

On July 29, 2009, the Fund entered into a purchase and sale agreement for $31,000 for the sale of Waipio Shopping Center.

* * * * * *

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

$ in thousands, except per share amounts

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Factors that could cause us not to realize our plans, intentions or expectations include, but are not limited to, those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in the Fund’s 2008 Form 10-K and our periodic reports filed with the SEC, including risks related to: (i) risks related to student-oriented apartment communities; (ii) the current global financial crisis; (iii) commercial real estate ownership; (iv) competition for attractive investments; (v) performance of the Manager and the Advisor; (vi) conflicts of interest between the Fund and the Manager or the Advisor; (vii) our ability to use leverage; (viii) the loss of key personnel by the Manager or the Advisor; (ix) compliance with the Exchange Act; (x) our failure to achieve our return objectives; (xi) the impact of co-tenancy provisions; (xii) defaults by significant tenants; (xiii) compliance with environmental laws; (xiv) the possible development of harmful mold at our properties; (xv) our ability to sell Shares; (xvi) terrorist attacks; (xvii) the adequacy of our insurance; (xviii) the extent to which our investments are diversified; (xix) our joint investments with third parties; (xx) the structure of the fees payable to the Manager and the Advisor; (xxi) our ability to remain exempt from the registration requirements of the Investment Company Act, and (xxii) our ability to qualify as a REIT. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of June 30, 2009, were comprised of:

Monument IV at Worldgate,

Havertys Furniture,

25850 S. Ridgeland,

Georgia Door Sales Distribution Center,

105 Kendall Park Lane,

Waipio Shopping Center,

Marketplace at Northglenn,

the CHW Medical Office Portfolio,

Metropolitan Park North,

Stirling Slidell Shopping Centre,

9800 South Meridian,

18922 Forge Drive,

4001 North Norfleet Road,

Station Nine Apartments,

4 Research Park Drive,

36 Research Park Drive,

The District at Howell Mill,

Canyon Plaza,

Railway Street Corporate Centre,

Cabana Beach San Marcos,

Cabana Beach Gainesville,

Campus Lodge Athens,

Campus Lodge Columbia,

The Edge at Lafayette and

Campus Lodge Tampa.

In addition to the properties listed above, Hagemeyer Distribution Center is included in the properties we refer to as our Consolidated properties as of June 30, 2008.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consisted of Legacy Village and 111 Sutter Street as of June 30, 2009 and 2008. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

Overview of Current Conditions in the Real Estate Markets and Their Impact on Certain Fund Operations

While the general U.S. economy is showing some signs of stabilization, commercial real estate remains under significant stress. The commercial real estate markets continue to experience deteriorating conditions reflected by weakening cash flows, higher vacancies, and resultant declines in property valuations. The national office vacancy rate increased to 15.1% in the first quarter of 2009 from 14.4% in the fourth quarter of 2008, with many market participants expecting it to reach 18% by year-end.

Increasing vacancy rates have resulted in pressure on market rents with most markets reporting declines across all property types. Increasing vacancy rates, lower rents, difficult financing markets, and projected tepid future demand for space are leading to declines in property valuations. The appreciation component of the NCREIF Property Index1 declined slightly in the second and third quarters of 2008, just less than 2% cumulatively. Significant appreciation declines began in the fourth quarter of 2008 and the appreciation of the NCREIF Property Index has declined a cumulative 23% through the second quarter of 2009. Additional declines are expected over the near term with various industry economists forecasting peak-to-trough declines in excess of 30% on an unleveraged basis. Many analysts now believe the industry will not begin showing signs of recovery until possibly 2011, reflecting the time it will take for sustained job growth in the broader economy to generate absorption of vacant space and a firming of rents.

In addition, lack of market liquidity and concerns over debt maturities further serve to compound the difficulties within the real estate markets. As debt maturities become due in coming months, there is concern that foreclosures will cause further pressure on valuation fundamentals that are already weakened by the broader economic slowdown. Financing liquidity, in the form of new mortgages or Commercial Mortgage-backed Securities (“CMBS”) issuances, continues to be well below historic norms. To the extent that refinancings are occurring, the impact of declining property valuations is driving some property owners to invest additional equity to maintain or, in many cases, reduce the debt-to-equity ratios allowed by an already nervous and more restrictive lending community. The coming wave of CMBS maturities represents additional risks as it is estimated that $168 billion of debt in the CMBS market will come due between 2009 and 2012, with maturities increasing greatly in 2015 through 2017. So, while some other capital markets have begun to show signs of recovery, those associated with the commercial real estate industry do not appear to have reached “bottom.”

[1]

The NCREIF (National Council of Real Estate Investment Fiduciaries) Property Index is an unlevered index of institutionally held properties across the United States. All properties have been acquired on behalf of tax-exempt institutions and held in a fiduciary environment. Property types include: apartment, industrial, office and retail. The index includes existing properties only; no development projects are reflected in the index. The database increases quarterly as participants execute transactions and as new members join NCREIF and submit data. Sold properties are removed from the Index in the quarter the sale takes place but the historical information remains in the database. Each property’s market value is determined by real estate appraisal methodology, consistently applied. Past performance is no guarantee of future results.

While we believe that the portfolio of investments within the Fund has been well constructed, it is not immune to the market forces affecting the broader economy and the commercial real estate industry. While nearer-term lease expirations in the portfolio are modest, a number of tenants are seeking rent concessions and in some cases have sought to avoid their rental obligations through bankruptcy proceedings because the broader weakness in the economy has dramatically impacted their businesses. This is particularly true in the retail segment of the portfolio, which constituted 18% of total portfolio square footage and 24% of total portfolio gross property value as of June 30, 2009. It is expected that it will likely take the Fund longer to re-lease the space that is expiring and that it should incur greater than expected levels of capital expenditures for tenant improvements in order to re-lease space. Regarding debt maturities, the Fund expects that it will likely need to make incremental equity contributions in order to refinance maturing obligations and protect the value of existing equity in its investments.

Please refer to the discussion under “—Liquidity and Capital Resources—Recent Events and Outlook” for a discussion of the impact of current market conditions on our liquidity and distributions to our stockholders.

Diversification

The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. These tables provide examples of how the Advisor evaluates the Fund Portfolio when making investment decisions.

Property Sector Diversification

Consolidated Properties

Estimated Percent of Fair Value June 30, 2009
Office
Commercial Office	29%
Medical Office	16%
Retail	20%
Industrial	13%
Apartment	22%

Unconsolidated Properties

Estimated Percent of Fair Value June 30, 2009
Office
Commercial Office	50%
Medical Office	—
Retail	50%
Industrial	—
Apartment	—

Geographic Region Diversification

Consolidated Properties

Estimated Percent of Fair Value June 30, 2009
East	11%
West	47%
Midwest	12%
South	26%
International	4%

Unconsolidated Properties

Estimated Percent of Fair Value June 30, 2009
East	—
West	50%
Midwest	50%
South	—
International	—

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

Critical Accounting Policies

The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2008 Form 10-K.

Consolidated Properties

Consolidated Properties owned at June 30, 2009 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of June 30, 2009
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	100%
Havertys Furniture	Industrial	Braselton, GA	December 3, 2004	100%	808,000	100%
25850 S. Ridgeland	Industrial	Monee, IL	December 31, 2004	100%	719,000	100%

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of June 30, 2009
Georgia Door Sales Distribution Center	Industrial	Austell, GA	February 10, 2005	100%	254,000	76%
105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%
Waipio Shopping Center	Retail	Waipahu, HI	August 1, 2005	100%	137,000	98%
Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	100%	439,000	94%
CHW Medical Office Portfolio	Office	CA and AZ	December 21, 2005	100%	755,000	86%
Metropolitan Park North	Office	Seattle, WA	March 28, 2006	100%	187,000	100%
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	71%
9800 South Meridian (1)	Office	Englewood, CO	December 26, 2006	90%	144,000	65%
18922 Forge Drive (1)	Office	Cupertino, CA	February 15, 2007	90%	91,000	100%
4001 North Norfleet Road	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%
Station Nine Apartments (2)	Apartment	Durham, NC	April 16, 2007	100%	312,000	76%
4 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	60,000	100%
36 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	81,000	100%
The District at Howell Mill (3)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	100%
Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%
Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	137,000	100%
Cabana Beach San Marcos (2)(4)	Apartment	San Marcos, TX	November 21, 2007	78%	278,000	88%
Cabana Beach Gainesville (2)(4)	Apartment	Gainesville, FL	November 21, 2007	78%	545,000	51%
Campus Lodge Athens (2)(4)	Apartment	Athens, GA	November 21, 2007	78%	229,000	90%
Campus Lodge Columbia (2)(4)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	39%

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of June 30, 2009
The Edge at Lafayette (2)(4)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	98%
Campus Lodge Tampa (2)(4)	Apartment	Tampa, FL	February 29, 2008	78%	431,000	83%

(1)	We acquired a 90% ownership interest in the limited liability company that owns a fee interest in this property.

(2)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to the expiration of certain leases at the end of the school year.

(3)	We acquired an 87.85% ownership interest in the joint venture that owns a fee interest in this property.

(4)	We acquired a 78% ownership interest in the joint venture that owns a fee interest in this property.

Unconsolidated Properties

Unconsolidated Properties owned at June 30, 2009 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of June 30, 2009
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	93%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80.0%	286,000	84%

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

Results of Operations for the three months ended June 30, 2009 and 2008:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties owned by us for the six months ended on June 30, 2009, which were also owned by us during the six months ended on June 30, 2008. Comparable real estate investments at June 30, 2009 include all real estate investments except Hagemeyer Distribution Center, The Edge at Lafayette, and Campus Lodge Tampa.

Revenues

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	$ Change	% Change
Revenues:
Minimum rents	$21,804	$22,685	$(881)	(3.9)%
Tenant recoveries and other rental income	5,666	4,914	752	15.3%

Total revenues	$27,470	$27,599	$(129)	(0.5)%

Included in minimum rents, as a net increase, are SFAS 141(R) and 142 above- and below-market lease amortization of $275 and $356 for the three months ended June 30, 2009 and 2008, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $86 (decrease to minimum rent) and $89 (increase to minimum rent) for the three months ended June 30, 2009 and 2008, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	$ Change	% Change
Revenues:
Minimum rents	$19,731	$20,229	$(498)	(2.5)%
Tenant recoveries and other rental income	5,519	4,814	705	14.6%

Total revenues	$25,250	$25,043	$207	0.8%

	Total Revenues Reconciliation
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Total revenues:
Comparable real estate investments	$25,250	$25,043
Non-comparable real estate investments	2,220	2,556

Total revenues	$27,470	$27,599

Minimum rents at comparable real estate investments decreased by $498 between the three months ended June 30, 2009 and the same period in 2008. The decrease resulted from an approximate $980 decrease in minimum rent at Cabana Beach Gainesville due to a decrease in occupancy and rental rates in the three months ending June 30, 2009 as compared to the same period in 2008. The decrease also stemmed from a $281 decrease at 9800 South Meridian due to a decrease in occupancy, a $97 decrease at Railway Street Corporate Centre due to the impact of foreign currency translation as well as a $96 decrease at Stirling Slidell Shopping Centre due to the Circuit City bankruptcy during the fourth quarter of 2008. This decrease was partially offset by an approximate $482 increase at Campus Lodge Columbia due to an increase in occupancy and rental rates during the three months ended June 30, 2009 when compared to the same period in 2008 and an approximate $453 increase at Canyon Plaza due to a straight line rent adjustment recorded during the three months ended June 30, 2008.

Tenant recoveries and other rental income at comparable real estate investments increased by $705 for the three months ended June 30, 2009 over the same period in 2008. The increase was primarily due to an approximate $162 increase in other income at Cabana Beach Gainesville due to an agreement reached with the property management company for payments on short-term leases. Additional increases in tenant recoveries related to an increase in recoverable real estate taxes at Marketplace at Northglenn for $80, the CHW Medical Office Portfolio for $76, the District at Howell Mill for $61, and 9800 South Meridian for $59. Further increases in tenant recoveries stemmed from increases in recoverable operating expenses at Metropolitan Park North for $70 and Waipio Shopping Center for $56.

Operating Expenses

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$3,653	$3,219	$434	13.5%
Property operating	6,276	6,275	1	0.0%
Manager and advisor fees	1,654	2,281	(627)	(27.5)%
Fund level expenses	604	807	(203)	(25.2)%
Provision for doubtful accounts	82	56	26	46.4%
General and administrative	347	125	222	177.6%
Depreciation and amortization	9,118	18,164	(9,046)	(49.8)%

Total operating expenses	$21,734	$30,927	$(9,193)	(29.7)%

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but are expected to grow as the Fund grows. The decrease in Manager and Advisor fees from 2008 to 2009 relates mainly to a decrease in the NAV of the Fund.

Our Fund level expenses in 2009 and 2008 were subject to the Expense Limitation Agreement with the Manager (See Note 7), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our Share offering, compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of June 30, 2009 and December 31, 2008, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2009, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2008 to 2009 relate mainly to tenant bankruptcies and financial difficulties at some of our multi-tenant retail, office and apartment properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. The increase in general and administrative expenses from 2008 to 2009 is mainly related to expensing of bank fees, franchise taxes and various property level legal services.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease in this account is largely due to fully-amortized in-place lease assets related to the student-oriented apartment communities compared to 2008.

	Comparable Real Estate Investments
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$3,415	$2,922	$493	16.9%
Property operating	5,353	5,316	37	0.7%
Provision for doubtful accounts	20	49	(29)	(59.2)%
General and administrative	337	98	239	243.9%
Depreciation and amortization	8,471	13,470	(4,999)	(37.1)%

Total operating expenses	$17,596	$21,855	$(4,259)	(19.5)%

	Operating Expenses Reconciliation
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Total operating expenses:
Comparable real estate investments	$17,596	$21,855
Non-comparable real estate investments	1,880	5,984
Manager and advisor fees	1,654	2,281
Fund level expenses	604	807

Total operating expenses	$21,734	$30,927

Real estate taxes expense at comparable real estate investments increased by $493 for the three months ended June 30, 2009 compared to the same period of 2008. Increases stemmed from re-assessments and increased tax rates at a number of our properties including the District at Howell Mill for $150, Marketplace at Northglenn for $113, 9800 South Meridian for $99, 25850 S. Ridgeland for $97 and the CHW Medical Office Portfolio for $77. These increases were partially offset by a decrease of $156 at Cabana Beach Gainesville as the actual tax bill was less than previously estimated.

Property operating expenses at comparable real estate investments remained relatively flat when comparing the three months ended June 30, 2009 to the same period of 2008.

The decrease in provision for doubtful accounts at comparable real estate investments is mainly related to a decrease in uncollectible accounts at the District at Howell Mill of $42, Cabana Beach San Marcos of $38 and Marketplace at Northglenn of $27 related to tenant difficulties that occurred during the quarter ended June 30, 2008 as compared to the same quarter in 2009. This decrease in provision for doubtful accounts was offset by an increase at the CHW Medical Office Portfolio of $76 related to large recoveries of previously reserved amounts during the three months ended June 30, 2008 that did not occur in 2009.

General and administrative expenses at our comparable real estate investments relate mainly to property expenses unrelated to property operations. The increase for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 stems primarily from an increase in various legal expenses at the CHW Medical Office Portfolio.

The decrease in depreciation and amortization expense at comparable real estate investments is primarily related to a decrease in in-place lease amortization of $4,142 at our student housing properties and $583 at the CHW Medical Office Portfolio due to in-place lease assets fully amortized during 2008.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	$ Change	% Change
Other income and (expenses):
Interest income	$83	$166	$(83)	(50.0)%
Interest expense	(9,959)	(10,534)	575	5.5%
Equity in (loss) income of unconsolidated affiliates	(5,232)	510	(5,742)	(1,125.9)%
Loss on foreign currency derivatives	—	(112)	112	100.0%

Total other income and (expenses)	$(15,108)	$(9,970)	$(5,138)	(51.5)%

Interest income decreased for the three months ended June 30, 2009 over 2008 as a result of lower interest rates in 2009 as well as maintaining lower cash balances in 2009 than were invested in 2008.

Interest expense decreased slightly from 2008 to 2009 primarily due to lower interest rates on our variable rate loans and a lower average balance borrowed on our line of credit. Interest expense includes the amortization of deferred finance fees of $220 and $234 for the three months ended June 30, 2009 and 2008, respectively. Also included in interest expense for the three months ended June 30, 2009 and 2008, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $53 and $53, respectively.

Equity in (loss) income of unconsolidated affiliates decreased by $5,742 due primarily to an impairment charge of $4,857 taken on our investment in Legacy Village in June 2009. The impairment charged stemmed from the continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry. The impairment charge was triggered by several negative factors, including an estimated loss in value due to weakness of our retail tenant base related to requests for rent relief and the loss of some smaller tenants. Further decreases in the equity in (loss) income of unconsolidated affiliates stems from in the decrease of equity income at Legacy Village of $691 from equity income of $512 for the three months ended June 30, 2008 to equity loss of $179 for the three months ended June 30, 2009. The decrease in equity income stemmed from an increase in the amount of income allocated to other partners as the Fund had completed its preferred return allocation. Equity in the loss from 111 Sutter Street increased by $194 from equity loss of $2 for the three months ended June 30, 2008 to equity loss of $196 for the three months ended June 30, 2009. The increase in loss at 111 Sutter Street stemmed from the Fund’s full absorption of the property’s net loss for the three months ended June 30, 2009 compared with our partner’s full absorption of the net income for the three months ended June 30, 2008. The property’s net loss for the three months ended June 30, 2009 was a result of lower occupancy.

Gain on foreign currency derivatives relates to the change in fair value of the foreign currency forward contracts that were held in 2008 and matured on December 31, 2008.

Discontinued Operations

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	$ Change	% Change
Discontinued Operations:
(Loss) income from discontinued operations	$(59)	$52	$(111)	213.5%
Gain on sale of discontinued operations, net	911	—	911	—%

Total income from discontinued operations	$852	$52	$800	1,538.5%

The decrease in (loss) income from discontinued operations is related to the $140 loss on extinguishment of debt related to a prepayment premium and unamortized deferred financing fees. This decrease was partially offset by an increase due to ceasing depreciation and amortization on Hagemeyer Distribution Center once it was designated as held for sale on May 18, 2009 (See Note 3). Associated with the sale of Hagemeyer Distribution Center, we recognized a $911 gain on sale.

Results of Operations for the six months ended June 30, 2009 and 2008:

Revenues

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	$ Change	% Change
Revenues:
Minimum rents	$44,300	$44,857	$(557)	1.2%
Tenant recoveries and other rental income	11,405	9,966	1,439	14.4%

Total revenues	$55,705	$54,823	$882	1.6%

Included in minimum rents, as a net increase, are SFAS 141 (R) and 142 above- and below-market lease amortization of $548 and $490 for the six months ended June 30, 2009 and 2008, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $87 and $493 for the six months ended June 30, 2009 and 2008, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	$ Change	% Change
Revenues:
Minimum rents	$39,999	$41,066	$(1,067)	(2.6)%
Tenant recoveries and other rental income	11,130	9,820	1,310	13.3%

Total revenues	$51,129	$50,886	$243	0.5%

	Total Revenues Reconciliation
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Total revenues:
Comparable real estate investments	$51,129	$50,886
Non-comparable real estate investments	4,576	3,937

Total revenues	$55,705	$54,823

Minimum rents at comparable real estate investments decreased by $1,067 between the six months ended June 30, 2009 and the same period in 2008. The decrease resulted from an approximate $1,922 decrease in minimum rent at Cabana Beach Gainesville due to a decrease in occupancy and rental rates in the six months ending June 30, 2009 as compared to the same period in 2008. The decrease also stemmed from a $292 decrease at 9800 South Meridian due to a decrease in occupancy, a $234 decrease at Railway Street Corporate Centre due to the impact of foreign currency translation as well as a $206 decrease at Stirling Slidell Shopping Centre due to the Circuit City bankruptcy during the fourth quarter of 2008. This decrease was partially offset by an approximate $979 increase at Campus Lodge Columbia and $331 at Cabana Beach San Marcos due to an increase in occupancy and rental rates during the six months ended June 30, 2009 as compared to the same period in 2008 and an approximate $352 increase at Canyon Plaza due to a straight line rent adjustment recorded during the six months ended June 30, 2008.

Tenant recoveries and other rental income at comparable real estate investments increased by $1,310 for the six months ended June 30, 2009 over the same period in 2008. The increase in tenant recoveries was primarily due to increases in recoverable real estate taxes at the CHW Medical Office Portfolio for $416, the District at Howell Mill for $256, Marketplace at Northglenn for $114 and 9800 South Meridian for $113. An additional increase stemmed from an approximate $162 increase in other income at Cabana Beach Gainesville due to an agreement reached with the property management company for payments on short-term leases.

Operating Expenses

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$7,098	$6,568	$530	8.1%
Property operating	12,531	11,804	727	6.2%
Manager and advisor fees	3,580	4,411	(831)	(18.8)%
Fund level expenses	1,217	1,387	(170)	(12.3)%
Provision for doubtful accounts	167	132	35	26.5%
General and administrative	1,041	326	715	219.3%
Depreciation and amortization	18,242	34,165	(15,923)	(46.6)%

Total operating expenses	$43,876	$58,793	$(14,917)	(25.4)%

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate, but are expected to grow as the Fund grows. The decrease in Manager and Advisor fees from 2008 to 2009 relates mainly to a decrease in the NAV of the Fund.

Our Fund level expenses in 2009 and 2008 were subject to the Expense Limitation Agreement with the Manager (See Note 7), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our Share offering, compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of June 30, 2009 and December 31, 2008, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2009, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2008 to 2009 relate mainly to tenant bankruptcies and financial difficulties at some of our multi-tenant retail, office and apartment properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. The increase in general and administrative expenses from 2008 to 2009 is mainly related to expensing of preacquisiton costs due to the adoption of SFAS 141(R), bank fees, franchise taxes and various property level legal services.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease in this account is largely due to fully-amortized in-place lease assets related to the student-oriented apartment communities compared to 2008.

	Comparable Real Estate Investments
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$6,630	$5,983	$647	10.8%
Property operating	10,664	10,515	149	1.4%
Provision for doubtful accounts	102	125	(23)	(18.4)%
General and administrative	979	295	684	231.9%
Depreciation and amortization	16,953	27,906	(10,953)	(39.2)%

Total operating expenses	$35,328	$44,824	$(9,496)	(21.2)%

	Operating Expenses Reconciliation
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Total operating expenses:
Comparable real estate investments	$35,328	$44,824
Non-comparable real estate investments	3,751	8,171
Manager and advisor fees	3,580	4,411
Fund level expenses	1,217	1,387

Total operating expenses	$43,876	$58,793

Real estate taxes expense at comparable real estate investments increased by $647 for the six months ended June 30, 2009 compared to the same period of 2008. Increases stemmed from re-assessments and increased tax rates at the District at Howell Mill for $287, the CHW Medical Office Portfolio for $162, Marketplace at Northglenn for $125, 9800 South Meridian for $101, Station Nine Apartments for $94 and 25850 S. Ridgeland for $92. These increases were partially offset by a decrease of $312 at Cabana Beach Gainesville as the actual tax bill was less than previously estimated.

Property operating expenses at comparable real estate investments remained relatively flat when comparing the six months ended June 30, 2009 to the same period of 2008.

The decrease in provision for doubtful accounts at comparable real estate investments is mainly related to a decrease in uncollectible accounts at the District at Howell Mill of $42 and Cabana Beach San Marcos of $32 related to tenant difficulties that occurred during the six months ended June 30, 2008 that did not occur during the same period in 2009. This decrease in provision for doubtful accounts was offset by an increase at the CHW Medical Office Portfolio of $19 related to recoveries that occurred during the previous year that did not occur in 2009.

General and administrative expenses at our comparable real estate investments relate mainly to property expenses unrelated to property operations. The increase for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 stems primarily from the increase of $469 at the CHW Medical Office Portfolio and $61 at the District at Howell Mill related mainly to various legal expenses.

The decrease in depreciation and amortization expense at comparable real estate investments is primarily related to a decrease in in-place lease amortization of $8,248 at our student housing properties and $1,086 at the CHW Medical Office Portfolio due to in-place lease assets becoming fully amortized during 2008. An additional decrease stemmed from the decrease of $1,225 at Metropolitan Park North as the property was classified as held for sale during July 2007 and later removed from this classification during the first quarter of 2008.

Other Income and Expenses

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	$ Change	% Change
Other income and (expenses):
Interest income	$246	$367	$(121)	(33.0)%
Interest expense	(19,795)	(20,893)	1,098	5.3%
Equity in (loss) income of unconsolidated affiliates	(5,266)	696	(5,962)	(856.6)%
Gain on foreign currency derivatives	—	235	(235)	(100.0)%

Total other income and (expenses)	$(24,815)	$(19,595)	$(5,220)	(26.6)%

Interest income decreased for the six months ended June 30, 2009 over 2008 as a result of lower interest rates in 2009 as well as maintaining lower cash balances in 2009 than were invested in 2008.

Interest expense decreased slightly from 2009 to 2008 primarily due to lower interest rates on our variable rate loans and a lower average balance borrowed on our line of credit. Interest expense includes the amortization of deferred finance fees of $444 and $455 for the six months ended June 30, 2009 and 2008, respectively. Also included in interest expense for the six months ended June 30, 2009 and 2008, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $107 and $76, respectively.

Equity in (loss) income of unconsolidated affiliates decreased by $5,962 due primarily to an impairment charge of $4,857 taken on our investment in Legacy Village in June 2009. The impairment charged stemmed from the continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry. The impairment charge was triggered by several negative factors, including an estimated loss in value due to weakness of our retail tenant base related to requests for rent relief and the loss of some smaller tenants. Further decreases in the equity in (loss) income of unconsolidated affiliates stems from in the decrease of equity income at Legacy Village of $850 from equity income of $700 for the six months ended June 30, 2008 to equity loss of $150 for the six months ended June 30, 2009. The decrease in equity income stemmed from an increase in the amount of income allocated to other partners as the Fund had completed its preferred return allocation. Equity in the loss from 111 Sutter Street increased by $255 from equity loss of $4 for the six months ended June 30, 2008 to equity loss of $259 for the six months ended June 30, 2009. The increase in loss at 111 Sutter Street stemmed from the Fund’s full absorption of the property’s net loss for the six months ended June 30, 2009 compared with our partner’s full absorption of the net income for the six months ended June 30, 2008. The property’s net loss for the three months ended June 30, 2009 was a result of lower occupancy.

Gain on foreign currency derivatives relates to the change in fair value of the foreign currency forward contracts that was held in 2008 and matured on December 31, 2008.

Discontinued Operations

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	$ Change	% Change
Discontinued Operations:
(Loss) income from discontinued operations	$(14)	$112	$(126)	112.5%
Gain on sale of discontinued operations, net	911	—	911	—%

Total income from discontinued operations	$897	$112	$785	700.9%

The decrease in (loss) income from discontinued operations is related to the $140 loss on extinguishment of debt related to a prepayment premium and unamortized deferred financing fees. This decrease was partially offset by an increase due to ceasing depreciation and amortization on Hagemeyer Distribution Center once it was designated as held for sale on May 18, 2009 (See Note 3). Associated with the sale of Hagemeyer Distribution Center, we recognized a $911 gain on sale.

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

The Current Share Price of the Common Stock is $72.24 as of June 30, 2009.

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

Longer-term liquidity and capital needs such as:

•        Acquisitions of new real estate

•        Expansion of existing properties

•        Tenant improvements and leasing commissions

•        Debt repayment requirements, including both principal and interest

•        Repurchases of our Common Stock

The sources and uses of cash for the three months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	$ Change
Net cash provided by operating activities	$9,037	$10,697	$(1,660)
Net cash provided by (used in) investing activities	8,910	(36,402)	45,312
Net cash (used in) provided by financing activities	(5,428)	29,281	(34,709)

Our net cash flows provided by operating activities were impacted by a decrease in net loss attributable to Excelsior LaSalle Property Fund, Inc. of $8,423 primarily due to decreases in depreciation and amortization expense of $15,923, advisory fees of $831, and interest expense of $1,098. These decreases were partially offset by provision for impairment of $4,857, a decrease in the net loss attributable to the noncontrolling interests of $2,941 and a decrease in the gain on foreign currency derivative of $235 due to its expiration on December 31, 2008. Our working capital, which consists of cash, tenant accounts receivable, and prepaid and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2008 and June 30, 2009 by the following items:

•	a decrease in tenant accounts receivable of $461 due to timing of collections offset by an increase in prepaid expenses of $305 largely due to prepaid insurance; and

•

a decrease in accounts payable and accrued expenses of $2,474 mainly due to the timing of payments offset by an increase in accrued real estate taxes of $1,097 due to 2008 acquisitions and increased real estate taxes from existing properties.

Cash provided by (used in) investing activities increased as a result of sale proceeds received from the Hagemeyer Distribution Center of $9,998 in addition to a $36,808 decrease in acquisition activity for the six months ended June 30, 2009 as compared to the same period in 2008. Cash (used in) provided by financing activities decreased for the six months ended June 30, 2009 over the same period in 2008 as a result of (i) a decrease in Share issuances of $38,116 offset by a decrease in Share repurchases of $15,151, (ii) a decrease in net borrowings of $19,610, as a result of less acquisition activity in 2009 than in 2008, (iii) an increase in principal payments of $9,626, mainly related to the sale of Hagemeyer Distribution Center, and (iv) an increase in net credit facility borrowings of $16,500.

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

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at June 30, 2009 and December 31, 2008 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated real estate affiliates.

Consolidated Debt

	June 30, 2009		December 31, 2008
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$684,882	5.57%	$695,001	5.57%
Variable	31,111	2.94%	23,604	2.76%

Total	$715,993	5.46%	$718,605	5.48%

Unconsolidated Debt

	June 30, 2009		December 31, 2008
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$89,316	5.60%	$89,927	5.60%
Variable	—	—	—	—

Total	$89,316	5.60%	$89,927	5.60%

We have placed mostly fixed-rate financing with terms ranging from 2 to 19 years. At June 30, 2009, we had one floating rate loan at LIBOR plus 160 basis points (1.91% at June 30, 2009) and a borrowing on our line of credit at 3.75%. At December 31, 2008, we had one floating rate loan at LIBOR plus 160 basis points (2.04% at December 31, 2008) and a borrowing on our line of credit at 3.75%.

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement with PNC Bank, National Association and BMO Capital Markets Financing, Inc., to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by Bank of America, N.A. (“BANA”), an affiliate of the Manager. The line of credit is set to expire on February 21, 2010. On June 23, 2009, we voluntarily reduced the borrowing capacity under our line of credit by $20,000 to limit the maximum borrowings to $50,000 to save on non-use fees. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings increases by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Accordingly, since April 29, 2008, we have been paying an additional 0.50% on our line of credit borrowing, and we will continue to pay the additional 0.50% until our debt service coverage ratio returns to 1.50 to 1.00 or greater. We may not draw funds on our line of credit if we experience a Material Adverse Change, which is defined to include, among other things, a set of circumstances or events that (a) is or would reasonably be expected to be material and adverse to the Fund’s business, properties, assets, financial condition, results of operations or prospects or (b) impairs materially or would reasonably be expected to impair materially the ability of the Fund to pay its indebtedness. We had $17,500 and $10,000 borrowed, at 3.75%, on our line of credit at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, we had issued four letters of credit from our line of credit totaling approximately $6,220, which were used as additional collateral on various mortgage loans. As of June 30, 2009, we were in compliance with the terms of our line of credit. At June 30, 2009, we had approximately $26,280 available to draw on our line of credit.

We anticipate that we will need a line of credit throughout the life of the Fund to accomplish our acquisition and operational objectives. In this respect, monies borrowed on our line of credit will be repaid from four sources:

•	placing fixed-rate mortgages on the Fund Portfolio,

•	cash flow generated by the Fund Portfolio,

•	sales of real estate investments and

•	sales of our Common Stock.

Recent Events and Outlook

For the remainder of 2009, we will continue to monitor the broader economic slowdown and, as best we can, mitigate the impacts of weakening property fundamentals on our portfolio. Our challenge will be to balance the sometimes competing objectives of building cash reserves that will reduce risk in our portfolio with our desire to distribute free cash flow generated from our property investments to pay an ongoing dividend to stockholders. Our strategic bias towards longer dated leases, higher credit tenants and fixed rate financing has served us well. However, the duration and magnitude of the current recession has exceeded expectations and historical precedents causing even the most conservative and defensive investment strategies to underperform. While actual and projected property level cash flows supported a consistent dividend payment for sixteen quarters, we are not immune to the impacts from a continuation of the current financial crisis and the financial stress it may have on our tenants. We intend to be responsive to changes in market conditions that may require us to adopt a more defensive posture in the management of our balance sheet. Among these defensive tactics may be establishing cash reserves for future capital needs, altering the timing and amount of what we have historically paid in dividends and amounts and frequency of tender offers. In this regard, management recommended, and our board of directors agreed, that it was not in the best interest of the Fund to declare a dividend for the second quarter of 2009. We cannot provide assurance with respect to the amount of dividends, if any, that we will pay in the future.

While we intend to provide limited liquidity to our stockholders by conducting tender offers, we do not guarantee that sufficient cash will be available at any particular time to fund repurchases of our Shares. In this regard, we did not conduct a tender offer during the six months ended June 30, 2009, and, in order to preserve cash in light of the current market environment, we do not intend to repurchase Shares for the immediate future. The timing of future tender offers, if any, will be at the discretion of our board of directors, based on, among other things, the Fund’s need for liquidity.

The Fund is considering select property dispositions as a means of generating cash. The Fund will not participate in “fire-sale” transactions that negatively impact the Fund’s longer-term performance. Selective dispositions will be considered in situations where a fair and reasonable value may be achieved and the transaction furthers the Fund’s goals of deleveraging.

The Fund is analyzing its options to assess whether there is a potential to access additional capital to assist it in reducing leverage, restoring dividends and/or providing an effective liquidity mechanism to investors. However, there can be no guarantee that this analysis will result in any recommendation to pursue new capital investment into the Fund.

We intend to use our line of credit to fund a portion of our capital expenditures, mortgage principal amortization and other working capital requirements throughout the year. Our line of credit expires in February 2010. While renewing and extending our line of credit beyond its current expiration will be challenging in the current environment, it is critical if our line of credit is to be used as a reliable source of short-term funding needs. On June 23, 2009, we voluntarily reduced our borrowing capacity on our line of credit agreement from $70,000 to $50,000 to save on non-use fees.

Contractual Cash Obligations and Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence. During the period ended June, 2009, we did not enter into any contractual commitments.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $1,900 into an escrow account to fund future tenant improvements and leasing commissions. At June 30, 2009, we had approximately $1,253 deposited in this escrow, and we expect to fund approximately $354 during the remainder of 2009. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At June 30, 2009, our capital account escrow account balance was $559. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

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

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of June 30, 2009, we had deposited approximately $112 into this escrow for 2009, and we expect to fund approximately $112 during the remainder of 2009.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of the filing of this Form 10-Q, we have not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as collateral for acquisitions of properties. At June 30, 2009 and December 31, 2008, we had approximately $6,220 and $3,015, respectively, in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements and Developments

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented.

We adopted SFAS 160 on January 1, 2009. The adoption of the provisions of SFAS 160 does not have a material impact on the Fund’s consolidated financial position and results of operations, but does have an impact on the presentation of noncontrolling interest in our financial statements.

In April 2009, FASB issued FSP FAS 107-1 relating to fair value disclosures for assets and liabilities that are not currently reflected on the balance sheet. Prior to this FSP, fair values for these assets and liabilities were only required to be disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for assets and liabilities not measured on the balance sheet at fair value.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 has no impact on the Fund’s consolidated financials position and results of operations, but does have an impact on the presentation of notes to the financial statements. This statement did not result in changes to subsequent events reported upon adoption. The Fund has evaluated subsequent events through August 7, 2009 as disclosed in Note 12.

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“SFAS 167”), to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Fund will adopt this standard on January 1, 2010. The Fund is currently assessing the potential impact of SFAS 167 on its financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles – a replacement of SFAS No. 162” (“SFAS 168”), to become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Fund will implement this in the third quarter of 2009. The adoption of the provisions of SFAS 168 has no impact on the Fund’s consolidated financial position and results of operations, but does have an impact on the presentation of notes to the financial statements.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancing of existing debt. As of June 30, 2009, we had consolidated debt of $715,993, which included $31,111 of variable-rate debt. Including the $1,215 net discount on the assumption of debt, we had consolidated debt of $714,778 at June 30, 2009. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $31,111 of variable-rate debt would have resulted in an approximately $78 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

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

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2009, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $77,852 lower than the carrying value of $714,778. If treasury rates were 25 basis points higher at June 30, 2009, the fair value of our mortgage notes payable and other debt payable would have been approximately $84,747 lower than the carrying value.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2009, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth the Fund’s unregistered sales of Shares for the quarter ended June 30, 2009, other than unregistered sales that were previously reported on Form 8-K.

Date	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds
May 1, 2009 (1)	14,655	$78.04	$1,143	Used to invest in cash and cash equivalents

(1)	This sale occurred pursuant to our dividend reinvestment plan.

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

The Exhibit Index that immediately follows the signature page to this Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: August 7, 2009	By:	/s/ James D. Bowden
James D. Bowden President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Steven Suss
Steven Suss Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).