Form 10-Q
period 2009-09-30
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2009-11-06
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on November 6, 2009 was 4,135,635.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Investments in real estate:
Land	$133,308	$143,595
Buildings and equipment	798,707	818,320
Less accumulated depreciation	(59,751)	(44,888)

Net property and equipment	872,264	917,027
Investments in unconsolidated real estate affiliates	33,002	40,947

Net investments in real estate	905,266	957,974
Cash and cash equivalents	43,081	16,395
Restricted cash	7,573	5,304
Tenant accounts receivable, net	3,657	3,950
Deferred expenses, net	5,315	6,325
Acquired intangible assets, net	63,453	82,557
Deferred rent receivable, net	6,989	6,321
Prepaid expenses and other assets	5,991	5,979

TOTAL ASSETS	$1,041,325	$1,084,805

LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net	$696,992	$717,497
Accounts payable and other accrued expenses	9,531	10,292
Distributions payable	—	7,057
Accrued interest	3,208	3,192
Accrued real estate taxes	8,465	4,687
Manager and advisor fees payable	1,428	2,365
Acquired intangible liabilities, net	12,895	16,099

TOTAL LIABILITIES	732,519	761,189
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,135,635 and 4,032,563 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	41	40
Additional paid-in capital	453,244	443,808
Accumulated other comprehensive loss	(333)	(1,885)
Distributions to stockholders	(78,361)	(74,755)
Accumulated deficit	(78,856)	(58,635)

Total Excelsior LaSalle Property Fund, Inc. stockholders’ equity	295,735	308,573

Noncontrolling interests	13,071	15,043

Total equity	308,806	323,616

TOTAL LIABILITIES AND EQUITY	$1,041,325	$1,084,805

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except per share amounts

(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Revenues:
Minimum rents	$20,918	$21,853	$63,893	$65,567
Tenant recoveries and other rental income	5,757	5,349	16,393	14,503

Total revenues	26,675	27,202	80,286	80,070
Operating expenses:
Real estate taxes	3,636	2,648	10,558	9,048
Property operating	7,131	7,049	19,116	18,336
Manager and advisor fees	1,428	2,259	5,008	6,670
Fund level expenses	458	399	1,672	1,783
Provision for doubtful accounts	362	209	529	341
General and administrative	200	138	1,214	447
Provision for impairment of real estate	5,604	—	5,604	—
Depreciation and amortization	8,900	15,290	26,830	49,152

Total operating expenses	27,719	27,992	70,531	85,777

Operating (loss) income	(1,044)	(790)	9,755	(5,707)
Other income and (expenses):
Interest income	83	139	329	501
Interest expense	(9,827)	(10,157)	(29,085)	(30,513)
Equity in (loss) income of unconsolidated affiliates	(164)	365	(5,430)	1,061
Gain on foreign currency derivative	—	306	—	541

Total other income and (expenses)	(9,908)	(9,347)	(34,186)	(28,410)

Loss from continuing operations	(10,952)	(10,137)	(24,431)	(34,117)
Discontinued operations:
(Loss) income from discontinued operations	(716)	186	(237)	713
Gain on sale of discontinued operations, net	1,632	—	2,543	—

Total income from discontinued operations	916	186	2,306	713

Net loss	(10,036)	(9,951)	(22,125)	(33,404)

Plus: Net loss attributable to the noncontrolling interests	1,261	1,742	1,904	5,326

Net loss attributable to Excelsior LaSalle Property Fund, Inc.	(8,775)	(8,209)	(20,221)	(28,078)
Other comprehensive income (loss):
Foreign currency translation adjustment	968	(564)	1,552	(1,030)

Total other comprehensive income (loss)	968	(564)	1,552	(1,030)

Net comprehensive loss	$(7,807)	$(8,773)	$(18,669)	$(29,108)

Net loss from continuing operations attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(2.34)	$(2.17)	$(5.46)	$(7.72)
Total income from discontinued operations per share-basic and diluted	$0.22	$0.05	$0.56	$0.19
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(2.12)	$(2.12)	$(4.90)	$(7.53)

Weighted average common stock outstanding-basic and diluted	4,135,635	3,868,852	4,125,815	3,730,206

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENT OF EQUITY

$ in thousands, except per share amounts

(Unaudited)

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2009	4,032,563	$40	$443,808	$(1,885)	$(74,755)	$(58,635)	$15,043	$323,616
Issuance of common stock	103,072	1	9,436	—	—	—	—	9,437
Net loss	—	—	—	—	—	(20,221)	(1,904)	(22,125)
Other comprehensive income	—	—	—	1,552	—	—	—	1,552
Cash contributed from noncontrolling interests	—	—	—	—	—	—	617	617
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(685)	(685)
Distributions declared ($0.875 per share)	—	—	—	—	(3,606)	—	—	(3,606)

Balance, September 30, 2009	4,135,635	$41	$453,244	$(333)	$(78,361)	$(78,856)	$13,071	$308,806

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2008	3,586,850	$36	$386,527	$963	$(48,323)	$(23,127)	$15,519	$331,595
Issuance of common stock	414,527	4	50,261	—	—	—	—	50,265
Repurchase of common stock	(127,719)	(1)	(13,797)	—	—	(1,729)	—	(15,527)
Net loss	—	—	—	—	—	(28,078)	(5,326)	(33,404)
Other comprehensive loss	—	—	—	(1,030)	—	—	—	(1,030)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	5,516	5,516
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(645)	(645)
Distributions declared ($5.25 per share)	—	—	—	—	(19,375)	—	—	(19,375)

Balance, September 30, 2008	3,873,658	$39	$422,991	$(67)	$(67,698)	$(52,934)	$15,064	$317,395

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,125)	$(33,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (including discontinued operations)	17,073	16,928
Amortization of in-place lease intangible assets (including discontinued operations)	9,677	32,622
Amortization of net above- and below-market in-place leases (including discontinued operations)	(810)	(806)
Amortization of financing fees (including discontinued operations)	659	689
Amortization of debt premium and discount	(161)	(130)
Amortization of lease commissions	605	256
Gain on sale of real estate	(2,543)	—
Loss on extinguishment of debt	90	—
Gain on foreign currency derivative	—	(541)
Provision for doubtful accounts	529	341
Provision for impairment of real estate	5,604	—
Equity in loss (income) of unconsolidated affiliates	5,430	(1,061)
Distributions of income received from unconsolidated affiliates	—	1,067
Net changes in assets and liabilities:
Tenant accounts receivable	(272)	(2,023)
Deferred rent receivable	(948)	(1,308)
Prepaid expenses and other assets	(10)	2,393
Manager and advisor fees payable	(937)	(548)
Accounts payable and accrued expenses	4,115	2,020

Net cash provided by operating activities	15,976	16,495
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(850)	(35,315)
Proceeds from sale of real estate investments	40,319	—
Capital improvements and lease commissions	(2,912)	(4,156)
Deposits refunded for investments under contract	—	1,700
Distributions received from unconsolidated affiliates in excess of income	2,515	2,235
Loan escrows	(2,269)	(2,502)

Net cash provided by (used in) investing activities	36,803	(38,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	5,991	44,107
Repurchase of common stock	—	(15,527)
Distributions to stockholders	(7,217)	(12,532)
Distributions paid to noncontrolling interests	(685)	(644)
Contributions received from noncontrolling interests	617	582
Return of loan commitments	—	349
Draws on credit facility	21,500	38,500
Payments on credit facility	(14,000)	(44,500)
Debt issuance costs	—	(428)
Proceeds from mortgage notes and other debt payable	7	19,731
Principal payments on mortgage notes and other debt payable	(32,331)	(2,699)

Net cash (used in) provided by financing activities	(26,118)	26,939

Net increase in cash and cash equivalents	26,661	5,396
Effect of exchange rates	25	(39)
Cash and cash equivalents at the beginning of the period	16,395	8,386

Cash and cash equivalents at the end of the period	$43,081	$13,743

Supplemental disclosure of cash flow information:
Interest paid	$29,466	$31,580

Interest capitalized	$—	$17

Non-cash activities:
Assumption of mortgage loan payable	$1,050	$35,081
Acquisition of intangible liability	2,110	—
Distributions payable	—	6,779
Stock issued through dividend reinvestment plan	3,446	6,158
Change in liability for capital expenditures	888	480
Noncontrolling interests	—	4,933
Write-offs of receivables	213	296
Write-offs of retired assets	520	—

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

The Manager has retained The Townsend Group, at the expense of the Manager, to assist the Manager in reviewing the investment activities of the Advisor and the investment performance of the Fund’s assets and monitoring compliance with the Fund’s investment guidelines. The Townsend Group is a consulting firm whose exclusive focus is the asset class of real estate. Founded in 1983, and with offices in Cleveland, Denver, San Francisco and London, The Townsend Group is a provider of real estate consulting services to institutional investors in the United States.

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of September 30, 2009, we wholly or majority owned and controlled 38 consolidated properties. As of September 30, 2009, we owned interests in two unconsolidated properties.

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

The interim financial data as of September 30, 2009 and for the three and nine months ended September 30, 2009 and September 30, 2008 is unaudited; however, in the opinion of the Fund, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Certain reclassifications of prior period amounts have been made to the consolidated balance sheet. These reclassifications have been made to conform to the 2009 presentation. These reclassifications have not changed the Fund’s financial position as of September 30, 2009 or December 31, 2008 or consolidated results of operations or cash flows for the three and nine months ended September 30, 2009 and 2008.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At September 30, 2009 and December 31, 2008, our allowance for doubtful accounts was $819 and $503, respectively.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease. Deferred expenses accumulated amortization at September 30, 2009 and December 31, 2008 was $3,098 and $2,540, respectively.

Acquisitions

We have allocated purchase price to acquired tangible and intangible assets, which include land, building, acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles, and acquired non-amortizing land purchase options, which are reported net of accumulated amortization of $50,040 and $41,551 at September 30, 2009 and December 31, 2008, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $11,667 and $9,701 at September 30, 2009 and December 31, 2008, respectively, on the accompanying Consolidated Balance Sheets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, recoverable amounts of receivables, initial valuations, future cash flows for use in evaluating potential impairment and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.

NOTE 3—PROPERTY

Acquisitions

The primary reason we make acquisitions of real estate investments in the retail, office, industrial, and apartment property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The consolidated properties acquired by the Fund during 2008 were as follows:

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Gross Acquisition Price
The Edge at Lafayette (1)	Apartment	207,000	Lafayette, LA	78%	1/15/2008	$26,870
Campus Lodge Tampa (1)	Apartment	431,000	Tampa, FL	78%	2/29/2008	$46,787

(1)	The other owner, owning a 22% interest, is a subsidiary of an investment fund advised by an affiliate of our Advisor and in which a subsidiary of Jones Lang LaSalle, Incorporated owns a noncontrolling interest.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

We allocated the purchase price of our 2008 acquisitions as follows:

2008 Acquisitions
Land	$8,986
Building and equipment	54,185
In-place lease intangible	8,161
Personal property	3,822
Debt assumption fee	84
Debt premium	(1,581)
Assumption of mortgage note payable	(33,500)

$40,157

Amortization period for intangible assets and liabilities	6 months –14 years
Amortization period for debt assumption fee and discount	8 – 20 years

Discontinued Operations

On June 26, 2009, we sold Hagemeyer Distribution Center, a 300,000 square foot industrial center located in Auburn, GA, for $10,400, resulting in a gain of $911. On September 4, 2009, we sold Waipio Shopping Center, a 137,000 square foot retail center in Waipahu, HI, for $30,850, resulting in a gain of $1,632. The results of operations and gain on sale of the property are reported as discontinued operations for all periods presented. The Fund’s sale of real estate investment assets were comprised of:

	Date of Sale	December 31, 2008
Land	$13,425	$13,425
Buildings and equipment, net	18,977	19,284
Acquired intangible assets, net	6,047	6,248
Other assets, net	991	760

Total assets	$39,440	$39,717

The Fund’s disposed real estate investment liabilities were as follows:

	Date of Sale	December 31, 2008
Mortgage notes and other debt payable	$26,450	$26,450
Acquired intangible liabilities, net	833	890
Other liabilities	569	521

Total liabilities	$27,852	$27,861

The following table summarizes income from discontinued operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Total revenue	$711	$1,154	$3,293	$3,574
Real estate taxes	(65)	(104)	(289)	(306)
Property operating	(203)	(284)	(759)	(808)
General and administrative	(5)	(6)	(59)	(33)
Depreciation and amortization	(103)	(219)	(525)	(654)
Loss on extinguishment of debt	(863)	—	(1,003)	—
Interest income	—	1	—	7
Interest expense	(188)	(356)	(895)	(1,067)

(Loss) income from discontinued operations	$(716)	$186	$(237)	$713

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

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

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

We own a 46.5% interest in Legacy Village and an 80% interest in 111 Sutter Street. The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2009	December 31, 2008
ASSETS
Investments in real estate, net	$162,111	$165,548
Cash and cash equivalents	2,070	1,045
Other assets, net	18,436	22,364

TOTAL ASSETS	$182,617	$188,957

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$151,062	$153,047
Other liabilities	7,594	8,720

TOTAL LIABILITIES	158,656	161,767
Members’ Equity	23,961	27,190

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$182,617	$188,957

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2009	December 31, 2008
Members’ equity	$23,961	$27,190
Less: other members’ equity	(8,710)	(9,367)
Accrued distributions to members	—	241
Basis differential in investment in unconsolidated real estate affiliates, net (a)	17,751	22,883

Investments in unconsolidated real estate affiliates	$33,002	$40,947

(a)	The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The Fund amortizes the basis differential over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land is not subject to amortization. The basis differential includes a charge for impairment of Legacy Village of $4,857 (see Note 11) taken in June 2009.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Total revenues	$6,910	$7,617	$21,480	$23,054
Total operating expenses	4,962	5,028	15,367	15,137

Operating income	1,948	2,589	6,113	7,917
Total other expenses	2,156	2,191	6,504	6,586

Net (loss) income	$(208)	$398	$(391)	$1,331

FUND EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net (loss) income of unconsolidated real estate affiliates	$(208)	$398	$(391)	$1,331
Other members’ share of net loss (income)	34	31	23	(131)
Adjustment for basis differential in investment in unconsolidated real estate affiliates	10	(61)	(201)	(131)
Other expense from unconsolidated real estate affiliates	—	(3)	(4)	(8)
Impairment of investments in unconsolidated real estate affiliates	—	—	(4,857)	—

Fund equity in (loss) income of unconsolidated real estate affiliates	$(164)	$365	$(5,430)	$1,061

SUMMARIZED FINANCIAL INFORMATION—LEGACY VILLAGE

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Total revenues	$4,425	$4,936	$13,931	$14,884
Operating income	1,297	1,828	4,122	5,413
Net (loss) income	$(63)	$429	$8	$1,200

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

			Amount payable as of
Property	Maturity Date	Rate	September 30, 2009	December 31, 2008
Property related debt	January 1, 2010 - March 1, 2027	1.85% - 7.00%	$680,761	$708,605
Line of Credit	February 21, 2010	2.00%	17,500	10,000
Net discount on assumed debt			(1,269)	(1,108)

			$696,992	$717,497

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

Aggregate principal payments of mortgage notes payable as of September 30, 2009 are as follows:

Year	Amount
2009	$1,102
2010	21,895
2011	44,264
2012	36,207
2013	120,767
Thereafter	456,526

Total	$680,761

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement with PNC Bank, National Association and BMO Capital Markets Financing, Inc., to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by Bank of America, N.A. (“BANA”), an affiliate of the Manager. The line of credit expires on February 21, 2010. On June 23, 2009, we voluntarily reduced the borrowing capacity under our line of credit by $20,000 to limit the maximum borrowings to $50,000 to save on non-use fees. The reduced borrowing capacity was allocated ratably to all three lenders. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings increases by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Accordingly, since April 29, 2008, we have been paying an additional 0.50% on our line of credit borrowing, and we will continue to pay the additional 0.50% until our debt service coverage ratio returns to 1.50 to 1.00 or greater. We may not draw funds on our line of credit if we experience a Material Adverse Change, which is defined to include, among other things, a set of circumstances or events that (a) is or would reasonably be expected to be material and adverse to the Fund’s business, properties, assets, financial condition, results of operations or prospects or (b) impairs materially or would reasonably be expected to impair materially the ability of the Fund to pay its indebtedness. We had $17,500 borrowed at 2.00% on our line of credit at September 30, 2009, and $10,000 borrowed at 3.50% at December 31, 2008. As of September 30, 2009, we had issued three letters of credit from our line of credit totaling approximately $5,580, which were used as additional collateral on various mortgage loans. As of September 30, 2009, we were in compliance with the terms of our line of credit. At September 30, 2009, we had approximately $26,920 available to draw on our line of credit.

NOTE 6—COMMON STOCK

Stock Subscriptions

We expect to sell additional Shares through private placements to accredited investors when and if market conditions permit. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the current share price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At September 30, 2009, no subscription commitments were held in escrow. As of December 31, 2008, $5,990 subscription commitments were held in escrow. These funds were brought into the Fund in January 2009. For the nine months ended September 30, 2009 and for the year ended December 31, 2008, we sold 63,871 Shares for $5,991 and 585,465 Shares for $71,430, respectively, to subscribers whose funds were held in the escrow account prior to the sale. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we intend to provide limited liquidity to our stockholders by conducting tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares, and we will be under no obligation to conduct such tender offers or to make such cash available. We did not conduct a tender offer during the nine months ended September 30, 2009, and, in order to preserve cash given the current market environment, the Fund does not intend to repurchase shares for the immediate future.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the current share price as of the reinvestment date. For the nine months ended September 30, 2009, we issued 39,201 Shares for approximately $3,446, under the dividend reinvestment plan. For the year ended December 31, 2008, we issued 68,985 Shares for approximately $8,448, under the dividend reinvestment plan.

Earnings Per Share (“EPS”)

Basic per Share amounts are based on the weighted average of Shares outstanding of 4,135,635, and 4,125,815 for the three and nine months ended September 30, 2009, respectively. Basic per Share amounts are based on the weighted average of Shares outstanding of 3,868,852 and 3,730,206 for the three and nine months ended September 30, 2008, respectively. We have no dilutive or potentially dilutive securities.

NOTE 7—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of the Fund’s net asset value (“NAV”), calculated quarterly. The fixed portion of the management and advisory fees for the three and nine months ended September 30, 2009 were $1,121 and $3,775, respectively. The fixed portion of the management and advisory fees for the three and nine months ended September 30, 2008 were $1,839 and $5,225, respectively. Included in Manager and Advisor fees payable at September 30, 2009 and December 31, 2008 was $1,121 and $1,897, respectively, of fixed fee expense.

To the extent that the Fund builds a cash reserve generated by capital raised through the sale of Shares to stockholders, the Manager and Advisor have agreed to waive 1.0% of their combined 1.5% fixed fee expense to reduce the dilutive impact to stockholders created by maintaining cash reserves.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. The total variable fees for the three and nine months ended September 30, 2009 were $307 and $1,233, respectively. The total variable fees for the three and nine months ended September 30, 2008 were $420 and $1,445, respectively. Included in Manager and Advisor fees payable at September 30, 2009 and December 31, 2008 was $307 and $468, respectively, of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each real estate investment acquired for us. Acquisition fees of $9 were incurred during the three and nine months ended September 30, 2009. Total acquisition fees for the three and nine months ended September 30, 2008 were $0 and $357, respectively. There were no acquisition fees included in manager and advisory fees payable at September 30, 2009 and December 31, 2008, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. There were no reimbursable due diligence costs related to successful investments for the three and nine months ended September 30, 2009. Total reimbursed due diligence costs related to successful investments made by us for the three and nine months ended September 30, 2008 were $0 and $243, respectively. There were no reimbursable due diligence costs included in accounts payable and other accrued expenses at September 30, 2009 and December 31, 2008, respectively. Acquisition fees and due diligence costs related to acquisitions or unsuccessful acquisitions are expensed as incurred. The Advisor does not receive a disposition fee for selling real estate investments.

On December 23, 2004, we entered into an expense limitation agreement (the “Expense Limitation Agreement”) with the Manager, which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or Share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Actual Fund level expenses for the nine months ended September 30, 2009 were $430 less than the amount allowed under the Expense Limitation Agreement. Therefore, no Fund level expenses are being carried forward to future periods. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2009, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the Expense Limitation Agreement, such as expenses related to unsuccessful acquisitions and filing fees.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 4 Research Park Drive and 36 Research Park Drive. For the three and nine months ended September 30, 2009, JLL was paid $35 and $131, respectively, for property management services performed. For the three and nine months ended September 30, 2008, JLL was paid $34 and $104, respectively, for property management services performed. In 2008, JLL was paid $61 of loan placement fees related to the mortgage debt on The Edge at Lafayette. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis. During the three and nine months ending September 30, 2009, JLL was paid $15 in leasing commissions.

Effective as of October 23, 2009, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), an affiliate of the Manager, replaced Banc of America Investment Services, Inc. as placement agent of the Fund. MLPF&S’s primary business address is: 4 World Financial Center, 250 Vesey Street, New York, NY 10080-6186. The MLPF&S is an indirect, wholly-owned subsidiary of BAC.

The Fund has mortgage notes payable to Bank of America Corporation (“BAC”), an affiliate of the Manager, collateralized by Monument IV at Worldgate and Station Nine Apartments. BANA is the lender on up to approximately $7,143 of the Fund’s line of credit. Interest and fees paid to BAC and BANA related to the loans were $1,033 and $3,039, for the three and nine months ended September 30, 2009, respectively. Interest and fees paid to BAC and BANA related to the loans were $1,063 and $3,231, for the three and nine months ended September 30, 2008, respectively. Included in mortgage notes and other debt payable at September 30, 2009 and December 31, 2008 was approximately $75,795 and $75,145 of debt payable to BAC and BANA, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

From time to time, we have entered into contingent agreements for the acquisition of properties. Such acquisitions are subject to satisfactory completion of due diligence.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $855 per year into an escrow account to fund future tenant improvements and leasing commissions, and the cumulative maximum required to be put into escrow at any one point in time is $1,900. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At September 30, 2009, we had approximately $1,410 deposited in this escrow, and we expect to fund a minimum of approximately $143 during the remainder of 2009. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At September 30, 2009, our capital account escrow account balance was $597. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North required that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. We satisfied this reserve requirement with a letter of credit, which was posted on March 23, 2009. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 letter of credit to us. If the tenant fails to provide notice of its renewal by September 30, 2010, we are obligated to post an additional $2,800 reserve into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s). If required, the Fund plans on satisfying the additional $2,800 reserve requirement with a letter of credit against our line of credit or cash on hand.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should the tenant not renew its lease or the space is not leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the lease. The Fund can avoid reserving the rental payments by delivering a letter of credit to the lender of $2,400 on September 1, 2010 or the date at which the reserve payments become required. The Fund expects to fund the reserve, if required to do so, from the rental payments received from the tenant. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has renewed its lease or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of September 30, 2009, we had deposited approximately $168 into this escrow for 2009, and we expect to fund approximately $56 during the remainder of 2009. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement costs.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of September 30, 2009, we had not received an expansion notice from the tenant.

NOTE 9—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) amended guidance for noncontrolling interests requiring (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We adopted this guidance on January 1, 2009. The adoption of this provision does not have a material impact on the Fund’s consolidated financial position and results of operations, but does have an impact on the presentation of noncontrolling interest in our financial statements.

In April 2009, FASB issued amended guidance for fair value disclosures for assets and liabilities that are not currently reflected on the balance sheet. Prior to this guidance, fair values for these assets and liabilities were only required to be disclosed once a year. The guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for assets and liabilities not measured on the balance sheet at fair value.

In May 2009, FASB issued guidance which requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of the guidance has no impact on the Fund’s consolidated financials position and results of operations, but does have an impact on the presentation of notes to the financial statements. This statement did not result in changes to subsequent events reported upon adoption. The Fund has evaluated subsequent events through November 6, 2009 as disclosed in Note 13.

In June 2009, FASB issued amended guidance related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009. The Fund is in the process of evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows.

In June 2009, FASB issued the codification of Generally Accepted Accounting Principles to become the source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Fund implemented this in the third quarter of 2009. The adoption of the codification had no impact on the Fund’s consolidated financial position and results of operations, but does have an impact on the presentation of notes to the financial statements.

NOTE 10—ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

As of January 1, 2008, we adopted FASB’s amended guidance for fair value measurement and disclosure. Although the adoption of this guidance did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

During 2009, one of the Fund’s investments in unconsolidated real estate affiliates and one of the Fund’s investments in real estate were impaired and measured at fair value. See Note 11 for further information. At December 31, 2008, the Fund had no assets or liabilities measured at fair value.

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable was approximately $546 higher and $1,013 higher, respectively, than the aggregate carrying amounts at September 30, 2009 and December 31, 2008. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable was approximately $80,697 and $51,047 lower than the aggregate carrying amounts at September 30, 2009 and December 31, 2008, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

NOTE 11—IMPAIRMENT

Impairment of Investments in Real Estate

In September 2009, we determined that 9800 South Meridian was impaired. In accordance with the authoritative guidance for impairment of long-lived assets, we determined the carrying value of this investment exceeded the undiscounted cash flows over our expected hold period. As such, we recognized an impairment charge of approximately $5,604 on 9800 South Meridian, which represents the difference between the fair value and the carrying value of the property. The impairment stemmed from the near term debt maturity in January 2010 coupled with deteriorating real estate market fundamentals. Due to the current credit market environment and general lack of liquidity, it may be difficult to refinance this debt on favorable terms.

Impairment of Investments in Unconsolidated Real Estate Affiliates

In June 2009, due to the continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry, we determined that one of our investments in unconsolidated real estate affiliates was impaired. As a result, we recorded an impairment charge of approximately $4,857 to our investment in Legacy Village. The impairment was determined in accordance with the authoritative guidance for equity method investments recorded at fair value. In September 2009, we have determined that no additional indicators of impairment exist.

Measurement of Fair Value

We were required to assess the value of 9800 South Meridian and certain of our investments in unconsolidated real estate affiliates in accordance with the guidance for long lived assets and equity method investments, respectively. The

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

valuation of these assets is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization and discount rates. We review each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions included the capitalization rate used in the income capitalization valuation and projected property net operating income and net cash flows. Additionally, the valuation considered bid and ask prices for similar properties. We have determined that the significant inputs used to value 9800 South Meridian and our investment in Legacy Village, fall within Level 3.

The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future.

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

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Total revenue	$27,202	$81,200
Net loss attributable to Excelsior LaSalle Property Fund, Inc.	$(8,209)	$(29,158)
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(1.98)	$(7.05)

NOTE 13—SUBSEQUENT EVENTS

The Fund has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.

On October 6, 2009, the Fund entered into discussions with its joint venture partner at 9800 South Meridian about restructuring the ownership. The outcome of these discussions can not be predicted.

* * * * * *

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

$ in thousands, except per share amounts

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Factors that could cause us not to realize our plans, intentions or expectations include, but are not limited to, those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in the Fund’s 2008 Form 10-K and our periodic reports filed with the SEC, including risks related to: (i) student-oriented apartment communities; (ii) the current global financial crisis; (iii) commercial real estate ownership; (iv) competition for attractive investments; (v) performance of the Manager and the Advisor; (vi) conflicts of interest between the Fund and the Manager or the Advisor; (vii) our ability to use leverage; (viii) the loss of key personnel by the Manager or the Advisor; (ix) compliance with the Exchange Act; (x) our failure to achieve our return objectives; (xi) the impact of co-tenancy provisions; (xii) defaults by significant tenants; (xiii) compliance with environmental laws; (xiv) the possible development of harmful mold at our properties; (xv) our ability to sell Shares; (xvi) terrorist attacks; (xvii) the adequacy of our insurance; (xviii) the extent to which our investments are diversified; (xix) our joint investments with third parties; (xx) the structure of the fees payable to the Manager and the Advisor; (xxi) our ability to remain exempt from the registration requirements of the Investment Company Act and (xxii) our ability to qualify as a REIT. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of September 30, 2009, were comprised of:

Monument IV at Worldgate,

Havertys Furniture,

25850 S. Ridgeland,

Georgia Door Sales Distribution Center,

105 Kendall Park Lane,

Marketplace at Northglenn,

the CHW Medical Office Portfolio,

Metropolitan Park North,

Stirling Slidell Shopping Centre,

9800 South Meridian,

18922 Forge Drive,

4001 North Norfleet Road,

Station Nine Apartments,

4 Research Park Drive,

36 Research Park Drive,

The District at Howell Mill,

Canyon Plaza,

Railway Street Corporate Centre,

Cabana Beach San Marcos,

Cabana Beach Gainesville,

Campus Lodge Athens,

Campus Lodge Columbia,

The Edge at Lafayette and

Campus Lodge Tampa.

In addition to the properties listed above, the two properties sold during the year, Hagemeyer Distribution Center and Waipio Shopping Center, are included in the properties we refer to as our Consolidated properties as of September 30, 2008.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consisted of Legacy Village and 111 Sutter Street as of September 30, 2009 and 2008. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

Overview of Current Conditions in the Real Estate Markets and Their Impact on Certain Fund Operations

While the broader U.S. economy is showing some signs of stabilization, commercial real estate remains under significant stress. Commercial real estate markets continue to experience deteriorating conditions reflected by weakening cash flows, higher vacancies and resultant declines in property valuations. The national office vacancy rate increased to 16.1% in the second quarter of 2009 from 14.4% in the fourth quarter of 2008, with LaSalle’s internal research group expecting it to reach 20% by year-end 2010.

Increasing vacancies have caused downward pressure on market rents with most markets reporting declines across all property types. Increasing vacancy rates, lower rents, difficult financing markets and projected tepid future demand for space are leading to declines in property valuations. The appreciation component of the NCREIF Property Index1 declined slightly in the second and third quarters of 2008, just less than 2% cumulatively. Significant appreciation declines began in the fourth quarter of 2008 and the appreciation of the NCREIF Property Index has declined a cumulative 28% through the third quarter of 2009. Additional declines are expected over the near term with various industry economists forecasting peak-to-trough declines in excess of 30% on an unleveraged basis. Many analysts now believe the industry will not begin showing signs of recovery until possibly 2011, reflecting the time it will take for sustained job growth in the broader economy to generate absorption of vacant space and a firming of rents.

Lack of market liquidity and concerns over impending debt maturities further serve to compound the difficulties within the real estate markets. As debt maturities become due in the months ahead, there is concern that foreclosures will cause further pressure on valuation fundamentals that are already weakened by the broader economic slowdown. Financing liquidity, in the form of new mortgages or Commercial Mortgage-backed Securities (“CMBS”) issuances, continues to be well below historic norms. To the extent that refinancings are occurring, the impact of declining property valuations is driving some property owners to invest additional equity to maintain or, in many cases, reduce the debt-to-equity ratios allowed by an already nervous and more restrictive lending community. The coming wave of CMBS maturities represents additional risks as it is estimated that $168 billion of loans in the CMBS market will come due between 2009 and 2012, with maturities increasing greatly in 2015 through 2017. So, while some other capital markets have begun to show signs of recovery, those associated with the commercial real estate industry do not appear to have reached “bottom.”

While we believe that the portfolio of investments within the Fund has been well constructed, it is not immune to the market forces affecting the broader economy and the commercial real estate industry. While nearer-term lease expirations in the portfolio are modest, a number of tenants whose businesses have been negatively impacted because of weakness in the broader economy are seeking rent concessions and in some cases have sought to avoid their rental obligations through bankruptcy proceedings. This is particularly true in the retail segment of the portfolio which represents 17% of total portfolio square footage and 21% of total portfolio gross property value as of September 30, 2009. It is expected that it will likely take the Fund longer to re-lease the space that becomes vacant and that the Fund will incur increasing levels of capital expenditures for tenant improvements in order to re-lease space. Regarding debt maturities, the Fund expects that it will likely need to make incremental equity contributions in order to refinance maturing obligations and protect the value of existing equity in its investments.

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

Property Sector Diversification

Consolidated Properties

Estimated Percent of Fair Value September 30, 2009
Office
Commercial Office	30%
Medical Office	17%
Retail	17%
Industrial	13%
Apartment	23%

Unconsolidated Properties

Estimated Percent of Fair Value September 30, 2009
Office
Commercial Office	49%
Medical Office	—
Retail	51%
Industrial	—
Apartment	—

Geographic Region Diversification

Consolidated Properties

Estimated Percent of Fair Value September 30, 2009
East	11%
West	45%
Midwest	12%
South	28%
International	4%

Unconsolidated Properties

Estimated Percent of Fair Value September 30, 2009
East	—
West	49%
Midwest	51%
South	—
International	—

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

Critical Accounting Policies

The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2008 Form 10-K.

Consolidated Properties

Consolidated Properties owned at September 30, 2009 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of September 30, 2009
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	100%
Havertys Furniture	Industrial	Braselton, GA	December 3, 2004	100%	808,000	100%
25850 S. Ridgeland	Industrial	Monee, IL	December 31, 2004	100%	719,000	100%

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of September 30, 2009
Georgia Door Sales Distribution Center	Industrial	Austell, GA	February 10, 2005	100%	254,000	76%
105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%
Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	100%	439,000	91%
CHW Medical Office Portfolio	Office	CA and AZ	December 21, 2005	100%	755,000	86%
Metropolitan Park North	Office	Seattle, WA	March 28, 2006	100%	187,000	100%
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	75%
9800 South Meridian (1)	Office	Englewood, CO	December 26, 2006	90%	144,000	57%
18922 Forge Drive (1)	Office	Cupertino, CA	February 15, 2007	90%	91,000	100%
4001 North Norfleet Road	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%
Station Nine Apartments (2)	Apartment	Durham, NC	April 16, 2007	100%	312,000	91%
4 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	60,000	100%
36 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	81,000	100%
The District at Howell Mill (3)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	100%
Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%
Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	137,000	100%
Cabana Beach San Marcos (2)(4)	Apartment	San Marcos, TX	November 21, 2007	78%	278,000	84%
Cabana Beach Gainesville (2)(4)	Apartment	Gainesville, FL	November 21, 2007	78%	545,000	80%
Campus Lodge Athens (2)(4)	Apartment	Athens, GA	November 21, 2007	78%	229,000	83%
Campus Lodge Columbia (2)(4)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	75%
The Edge at Lafayette (2)(4)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	89%
Campus Lodge Tampa (2)(4)	Apartment	Tampa, FL	February 29, 2008	78%	431,000	91%

(1)	We acquired a 90% ownership interest in the limited liability company that owns a fee interest in this property.
(2)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to the expiration of certain leases at the end of the school year.
(3)	We acquired an 87.85% ownership interest in the joint venture that owns a fee interest in this property.
(4)	We acquired a 78% ownership interest in the joint venture that owns a fee interest in this property.

Unconsolidated Properties

Unconsolidated Properties owned at September 30, 2009 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of September 30, 2009
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	93%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80.0%	286,000	84%

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

Results of Operations for the three months ended September 30, 2009 and 2008:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties owned by us for the nine months ended on September 30, 2009, which were also owned by us during the nine months ended on September 30, 2008. Comparable real estate investments at September 30, 2009 include all real estate investments except Hagemeyer Distribution Center, Waipio Shopping Center, The Edge at Lafayette, and Campus Lodge Tampa.

Revenues

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	$ Change	% Change
Revenues:
Minimum rents	$20,918	$21,853	$(935)	(4.3)%
Tenant recoveries and other rental income	5,757	5,349	408	7.6%

Total revenues	$26,675	$27,202	$(527)	(1.9)%

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $250 and $293 for the three months ended September 30, 2009 and 2008, respectively. Also included in minimum rents, as an increase, is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $627 and $721 for the three months ended September 30, 2009 and 2008, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	$ Change	% Change
Revenues:
Minimum rents	$19,047	$19,859	$(812)	(4.1)%
Tenant recoveries and other rental income	5,592	5,173	419	8.1%

Total revenues	$24,639	$25,032	$(393)	(1.6)%

	Total Revenues Reconciliation
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Total revenues:
Comparable real estate investments	$24,639	$25,032
Non-comparable real estate investments	2,036	2,170

Total revenues	$26,675	$27,202

Minimum rents at comparable real estate investments decreased by $812 between the three months ended September 30, 2009 and the same period in 2008. The decrease resulted from an approximate $284 decrease at 9800 South Meridian due to a decrease in occupancy, a $123 decrease at Campus Lodge Columbia due to a decrease in occupancy and rental rates, a $116 decrease at Marketplace at Northglenn due to a decrease in occupancy and a $108 decrease at Stirling Slidell Shopping Centre due to the Circuit City bankruptcy during the fourth quarter of 2008.

Tenant recoveries and other rental income at comparable real estate investments increased by $419 for the three months ended September 30, 2009 over the same period in 2008. The increase was primarily due to an approximate $500 increase in recoverable real estate taxes at the CHW Medical Office Portfolio. This increase is partially offset by an approximate $108 decrease at Metropolitan Park North, mainly attributable to decrease in parking revenue at the property.

Operating Expenses

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$3,636	$2,648	$988	37.3%
Property operating	7,131	7,049	82	1.2%
Manager and advisor fees	1,428	2,259	(831)	(36.8)%
Fund level expenses	458	399	59	14.8%
Provision for doubtful accounts	362	209	153	73.2%
General and administrative	200	138	62	44.9%
Provision for impairment of real estate	5,604	—	5,604	—%
Depreciation and amortization	8,900	15,290	(6,390)	(41.8)%

Total operating expenses	$27,719	$27,992	$(273)	(1.0)%

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Manager and Advisor fees from 2008 to 2009 relates mainly to a decrease in the NAV of the Fund and decreased cash flow from real estate investment operations.

Our Fund level expenses in 2009 and 2008 were subject to the Expense Limitation Agreement with the Manager (See Note 7), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance and administration related costs of operating the Fund. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of September 30, 2009 and December 31, 2008, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2009, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion. During 2009, the Fund renegotiated contracts with several of the administrative service providers, which should result in fund level expense savings in 2009 and 2010.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2008 to 2009 relate mainly to tenant bankruptcies and financial difficulties at some of our multi-tenant retail, office and apartment properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. The increase in general and administrative expenses from 2008 to 2009 is mainly related to bank fees, franchise taxes and various property level legal services.

Provision for impairment of real estate relates to assets whose undiscounted future cash flows have decreased below the carrying value. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease in this account is largely due to fully-amortized in-place lease assets related to the student-oriented apartment communities and the CHW Medical Office Portfolio compared to 2008.

	Comparable Real Estate Investments
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$3,413	$2,606	$807	31.0%
Property operating	5,801	5,791	10	0.2%
Provision for doubtful accounts	298	184	114	62.0%
General and administrative	133	118	15	12.7%
Provision for impairment of real estate	5,604	—	5,604	—%
Depreciation and amortization	8,251	11,951	(3,700)	(31.0)%

Total operating expenses	$23,500	$20,650	$2,850	13.8%

	Operating Expenses Reconciliation
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Total operating expenses:
Comparable real estate investments	$23,500	$20,650
Non-comparable real estate investments	2,333	4,684
Manager and advisor fees	1,428	2,259
Fund level expenses	458	399

Total operating expenses	$27,719	$27,992

Real estate taxes expense at comparable real estate investments increased by $807 for the three months ended September 30, 2009 compared to the same period of 2008. Increases stemmed from re-assessments and increased tax rates at a number of our properties including the Cabana Beach Gainesville for $321, CHW Medical Office Portfolio for $310 and Cabana Beach San Marcos for $106.

Property operating expenses at comparable real estate investments remained relatively flat when comparing the three months ended September 30, 2009 to the same period of 2008.

The increase in provision for doubtful accounts at comparable real estate investments is mainly related to an increase in uncollectible accounts at Cabana Beach San Marcos of $71 related to tenant defaults that occurred during the quarter ended September 30, 2009 as compared to the same quarter in 2008.

General and administrative expenses at our comparable real estate investments relate mainly to property expenses unrelated to property operations. The increase for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 stems primarily from an increase in various legal expenses at the District at Howell Mill related to tenant disputes.

The increase in provision for impairment of real estate relates to an impairment charge taken on 9800 South Meridian in order to write the property down to its fair value.

The decrease in depreciation and amortization expense at comparable real estate investments is primarily related to decreases in in-place lease amortization of $2,799 at our student housing properties and $528 at the CHW Medical Office Portfolio.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	$ Change	% Change
Other income and (expenses):
Interest income	$83	$139	$(56)	(40.3)%
Interest expense	(9,827)	(10,157)	330	3.2%
Equity in (loss) income of unconsolidated affiliates	(164)	365	(529)	(144.9)%
Gain on foreign currency derivatives	—	306	(306)	(100.0)%

Total other income and (expenses)	$(9,908)	$(9,347)	$(561)	(6.0)%

Interest income decreased for the three months ended September 30, 2009 over 2008 as a result of lower interest rates in 2009.

Interest expense decreased slightly from 2008 to 2009 primarily due to lower interest rates on our variable rate loans and a lower average balance borrowed on our line of credit. Interest expense includes the amortization of deferred finance fees of $207 and $220 for the three months ended September 30, 2009 and 2008, respectively. Also included in interest expense for the three months ended September 30, 2009 and 2008, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $54 and $54, respectively.

Equity in (loss) income of unconsolidated affiliates decreased by $529 during the three months ended September 30, 2009 when compared to the same period of 2008. Decreases in the equity in (loss) income of unconsolidated affiliates stems from the decrease of equity income at Legacy Village of $384 from equity income of $367 for the three months ended September 30, 2008 to equity loss of $17 for the three months ended September 30, 2009. The decrease in equity income stemmed from an increase in the amount of income allocated to other partners as the Fund had completed its preferred return allocation and decreased occupancy at the property. Equity in the loss from 111 Sutter Street increased by $145 from equity loss of $2 for the three months ended September 30, 2008 to equity loss of $147 for the three months ended September 30, 2009. The increase in loss at 111 Sutter Street stemmed from the Fund’s full absorption of the property’s net loss for the three months ended September 30, 2009 compared with our partner’s full absorption of the net income for the three months ended September 30, 2008. The property’s net loss for the three months ended September 30, 2009 was a result of decreased occupancy.

Gain on foreign currency derivatives relates to the change in fair value of the foreign currency forward contracts that were held in 2008 and matured on December 31, 2008.

Discontinued Operations

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	$ Change	% Change
Discontinued Operations:
(Loss) income from discontinued operations	$(716)	$186	$(902)	(484.9)%
Gain on sale of discontinued operations, net	1,632	—	1,632	—%

Total income from discontinued operations	$916	$186	$730	392.5%

The decrease in (loss) income from discontinued operations is primarily related to the $863 loss on extinguishment of debt related to a prepayment premium and unamortized deferred financing fees resulting at the time of the disposition of Waipio Shopping Center. We recognized a $1,632 gain on sale from the disposition of Waipio Shopping Center.

Results of Operations for the nine months ended September 30, 2009 and 2008:

Revenues

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	$ Change	% Change
Revenues:
Minimum rents	$63,893	$65,567	$(1,674)	(2.6)%
Tenant recoveries and other rental income	16,393	14,503	1,890	13.0%

Total revenues	$80,286	$80,070	$216	0.3%

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $753 and $732 for the nine months ended September 30, 2009 and 2008, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $682 and $1,221 for the nine months ended September 30, 2009 and 2008, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	$ Change	% Change
Revenues:
Minimum rents	$57,721	$59,782	$(2,061)	(3.4)%
Tenant recoveries and other rental income	15,952	14,182	1,770	12.5%

Total revenues	$73,673	$73,964	$(291)	(0.4)%

	Total Revenues Reconciliation
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Total revenues:
Comparable real estate investments	$73,673	$73,964
Non-comparable real estate investments	6,613	6,106

Total revenues	$80,286	$80,070

Minimum rents at comparable real estate investments decreased by $2,061 between the nine months ended September 30, 2009 and the same period in 2008. The decrease resulted from an approximate $2,036 decrease in minimum rent at Cabana Beach Gainesville due to a decrease in occupancy and rental rates in the nine months ending September 30, 2009 as compared to the same period in 2008. The decrease also stemmed from a $576 decrease at 9800 South Meridian due to a decrease in occupancy, a $314 decrease at Stirling Slidell Shopping Centre due to the Circuit City bankruptcy during the fourth quarter of 2008 as well as a $273 decrease at Railway Street Corporate Centre due to the impact of foreign currency translation. This decrease was partially offset by an approximate $856 increase at Campus Lodge Columbia and a $473 increase at Cabana Beach San Marcos due to an increase in occupancy and rental rates during the nine months ended September 30, 2009 as compared to the same period in 2008.

Tenant recoveries and other rental income at comparable real estate investments increased by $1,770 for the nine months ended September 30, 2009 over the same period in 2008. The increase in tenant recoveries was primarily due to increases in recoverable real estate taxes at the CHW Medical Office Portfolio for $993, the District at Howell Mill for $297 and 9800 South Meridian for $220. These increases were partially offset by decreased recovery revenue from Railway Street Corporate Centre due to the impact of foreign currency translation.

Operating Expenses

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$10,558	$9,048	$1,510	16.7%
Property operating	19,116	18,336	780	4.3%
Manager and advisor fees	5,008	6,670	(1,662)	(24.9)%
Fund level expenses	1,672	1,783	(111)	(6.2)%
Provision for doubtful accounts	529	341	188	55.1%
General and administrative	1,214	447	767	171.6%
Provision for impairment of real estate	5,604	—	5,604	—%
Depreciation and amortization	26,830	49,152	(22,322)	(45.4)%

Total operating expenses	$70,531	$85,777	$(15,246)	(17.8)%

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Manager and Advisor fees from 2008 to 2009 relates mainly to a decrease in the NAV of the Fund and decreased cash flow from real estate investment operations.

Our Fund level expenses in 2009 and 2008 were subject to the Expense Limitation Agreement with the Manager (See Note 7), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance and administration related costs of operating the Fund. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of September 30, 2009 and December 31, 2008, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2009, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion. During 2009, the Fund renegotiated contracts with several of the administrative service providers, which should result in fund level expense savings in 2009 and 2010.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2008 to 2009 relate mainly to tenant bankruptcies and financial difficulties at some of our multi-tenant retail, office and apartment properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. The increase in general and administrative expenses from 2008 to 2009 is mainly related to expensing of pre-acquisition costs, bank fees, franchise taxes and various property level legal services.

Provision for impairment of real estate relates to assets whose undiscounted cash flows have decreased below the carrying value. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease in this account is largely due to fully-amortized in-place lease assets related to the student-oriented apartment communities and the CHW Medical Office Portfolio compared to 2008.

	Comparable Real Estate Investments
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$9,867	$8,421	$1,446	17.2%
Property operating	15,919	15,792	127	0.8%
Provision for doubtful accounts	399	309	90	29.1%
General and administrative	761	396	365	92.2%
Provision for impairment of real estate	5,604	—	5,604	—%
Depreciation and amortization	24,893	39,553	(14,660)	(37.1)%

Total operating expenses	$57,443	$64,471	$(7,028)	(10.9)%

	Operating Expenses Reconciliation
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Total operating expenses:
Comparable real estate investments	$57,443	$64,471
Non-comparable real estate investments	6,408	12,853
Manager and advisor fees	5,008	6,670
Fund level expenses	1,672	1,783

Total operating expenses	$70,531	$85,777

Real estate taxes expense at comparable real estate investments increased by $1,446 for the nine months ended September 30, 2009 compared to the same period of 2008. Increases stemmed from re-assessments and increased tax rates at the CHW Medical Office Portfolio for $473, the District at Howell Mill for $294, Marketplace at Northglenn for $175, 9800 South Meridian for $150 and 25850 South Ridgeland Ave. for $122.

Property operating expenses at comparable real estate investments remained relatively flat when comparing the nine months ended September 30, 2009 to the same period of 2008.

The increase in provision for doubtful accounts at comparable real estate investments is mainly related to an increase at the CHW Medical Office Portfolio of $52 as the prior year included recoveries that did not occur in 2009.

General and administrative expenses at our comparable real estate investments relate mainly to property expenses unrelated to property operations. The increase for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 stems primarily from the increase of $116 at the CHW Medical Office Portfolio and $109 at the District at Howell Mill related mainly to various legal expenses.

The increase in provision for impairment of real estate relates to an impairment charge taken on 9800 South Meridian in order to write the property down to its fair value.

The decrease in depreciation and amortization expense at comparable real estate investments is primarily related to decreases in in-place lease amortization of $11,048 at our student housing properties and $1,614 at the CHW Medical Office Portfolio. An additional decrease stemmed from the decrease of $1,225 at Metropolitan Park North as the property was classified as held for sale during July 2007 and later removed from this classification during the first quarter of 2008. As a result of this change in classification, the nine months ended September 30, 2008 include additional depreciation to make up for the period when Metropolitan Park North was classified as held for sale, during which no depreciation charges were taken.

Other Income and Expenses

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	$ Change	% Change
Other income and (expenses):
Interest income	$329	$501	$(172)	(34.3)%
Interest expense	(29,085)	(30,513)	1,428	4.7%
Equity in (loss) income of unconsolidated affiliates	(5,430)	1,061	(6,491)	(611.8)%
Gain on foreign currency derivatives	—	541	(541)	(100)%

Total other income and (expenses)	$(34,186)	$(28,410)	$(5,776)	(20.3)%

Interest income decreased for the nine months ended September 30, 2009 over 2008 as a result of lower interest rates in 2009.

Interest expense decreased slightly from 2008 to 2009 primarily due to lower interest rates on our variable rate loans and a lower average balance borrowed on our line of credit. Interest expense includes the amortization of deferred finance fees of $624 and $647 for the nine months ended September 30, 2009 and 2008, respectively. Also included in interest expense for the nine months ended September 30, 2009 and 2008, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $161 and $130, respectively.

Equity in (loss) income of unconsolidated affiliates decreased by $6,491 due primarily to an impairment charge of $4,857 taken on our investment in Legacy Village in June 2009. The impairment charged stemmed from the continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry. The impairment charge was triggered by several negative factors, including an estimated loss in value due to weakness of our retail tenant base related to requests for rent relief and the loss of some smaller tenants. Further decreases in the equity in (loss) income of unconsolidated affiliates stems from in the decrease of equity income at Legacy Village of $1,234 from equity income of $1,067 for the nine months ended September 30, 2008 to equity loss of $167 for the nine months ended September 30, 2009. The decrease in equity income stemmed from an increase in the amount of income allocated to other partners as the Fund had completed its preferred return allocation and decreased occupancy at the property. Equity in the loss from 111 Sutter Street increased by $400 from equity loss of $6 for the nine months ended September 30, 2008 to equity loss of $406 for the nine months ended September 30, 2009. The increase in loss at 111 Sutter Street stemmed from the Fund’s full absorption of the property’s net loss for the nine months ended September 30, 2009 compared with our partner’s full absorption of the net income for the nine months ended September 30, 2008. The property’s net loss for the nine months ended September 30, 2009 was a result of decreased occupancy.

Gain on foreign currency derivatives relates to the change in fair value of the foreign currency forward contracts that was held in 2008 and matured on December 31, 2008.

Discontinued Operations

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	$ Change	% Change
Discontinued Operations:
(Loss) income from discontinued operations	$(237)	$713	$(950)	(133.2)%
Gain on sale of discontinued operations, net	2,543	—	2,543	—%

Total income from discontinued operations	$2,306	$713	$1,593	223.4%

The decrease in (loss) income from discontinued operations is primarily related to the $1,003 loss on extinguishments of debt related to a prepayment premiums and unamortized deferred financing fees. We recognized a $2,543 gain on sale associated with the sales of Hagemeyer Distribution Center and Waipio Shopping Center.

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

The Current Share Price of the Common Stock is $65.56 as of September 30, 2009.

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

Longer-term liquidity and capital needs such as:

•       Acquisitions of new real estate

•       Expansion of existing properties

•       Tenant improvements and leasing commissions

•       Debt repayment requirements, including both principal and interest

•       Repurchases of our Common Stock

The sources and uses of cash for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	$ Change
Net cash provided by operating activities	$15,976	$16,495	$(519)
Net cash provided by (used in) investing activities	36,803	(38,038)	74,841
Net cash (used in) provided by financing activities	(26,118)	26,939	(53,057)

Our net cash flows provided by operating activities were impacted by a decrease in net loss attributable to Excelsior LaSalle Property Fund, Inc. of $7,857 primarily due to decreases in depreciation and amortization expense of $22,322, advisory fees of $1,662, interest expense of $1,428 and an increase in total income from discontinued operations of $1,593.

These changes were partially offset by a decrease in equity in (loss) income of unconsolidated affiliates of $6,491, provision for impairment of $5,604, a decrease in the net loss attributable to the noncontrolling interests of $3,422 and a decrease in the gain on foreign currency derivative of $541 due to its expiration on December 31, 2008. Our working capital, which consists of cash, tenant accounts receivable and prepaid expenses and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2008 and September 30, 2009 by the following items:

•	a decrease in tenant accounts receivable of $293 due to timing of collections; and

•

a decrease in accounts payable and accrued expenses of $761 mainly due to the timing of payments offset by an increase in accrued real estate taxes of $3,778 due to 2008 acquisitions and increased real estate taxes from existing properties.

Cash provided by (used in) investing activities increased as a result of sale proceeds received from the Hagemeyer Distribution Center and Waipio Shopping Center of $40,319 in addition to a $34,465 decrease in acquisition activity for the nine months ended September 30, 2009 as compared to the same period in 2008. Cash (used in) provided by financing activities decreased for the nine months ended September 30, 2009 over the same period in 2008 as a result of (i) a decrease in Share issuances of $38,116 offset by a decrease in Share repurchases of $15,527, (ii) a decrease in net borrowings of $19,724, as a result of less acquisition activity in 2009 than in 2008, (iii) an increase in principal payments of $29,632, mainly related to the sale of Hagemeyer Distribution Center and Waipio Shopping Center, and (iv) a decrease in net credit facility borrowings of $13,500.

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

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at September 30, 2009 and December 31, 2008 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated real estate affiliates.

Consolidated Debt

	September 30, 2009		December 31, 2008
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$667,150	5.59%	$695,001	5.57%
Variable	31,111	1.93%	23,604	2.76%

Total	$698,261	5.43%	$718,605	5.48%

Unconsolidated Debt

	September 30, 2009		December 31, 2008
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$89,004	5.60%	$89,927	5.60%
Variable	—	—	—	—

Total	$89,004	5.60%	$89,927	5.60%

We have placed mostly fixed-rate financing with maturities through 2027. At September 30, 2009, we had one floating rate loan at LIBOR plus 160 basis points (1.85% at September 30, 2009) and a borrowing on our line of credit at 2.00%. At December 31, 2008, we had one floating rate loan at LIBOR plus 160 basis points (2.04% at December 31, 2008) and a borrowing on our line of credit at 3.75%.

Line of Credit

On February 21, 2007, we entered into a $60,000 line of credit agreement with PNC Bank, National Association and BMO Capital Markets Financing, Inc., to cover short-term capital needs for acquisitions and operations, which was expanded to $70,000 on July 27, 2007. The additional $10,000 borrowing capacity is supplied by Bank of America, N.A. (“BANA”), an affiliate of the Manager. The line of credit expires on February 21, 2010. On June 23, 2009, we voluntarily reduced the borrowing capacity under our line of credit by $20,000 to limit the maximum borrowings to $50,000 to save on non-use fees. The reduced borrowing capacity was allocated ratably to all three lenders. The line of credit carries an interest rate that approximates LIBOR plus 1.50% for borrowings expected to be outstanding for at least one month, or a base rate for borrowings expected to be outstanding for less than one month, which is the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. Should the Fund fail to maintain a debt service coverage ratio of 1.50 to 1.00 or greater, the interest rate on the outstanding borrowings increases by 0.50%. At December 31, 2007, our debt service coverage ratio fell below the 1.50 to 1.00 threshold. Accordingly, since April 29, 2008, we have been paying an additional 0.50% on our line of credit borrowing, and we will continue to pay the additional 0.50% until our debt service coverage ratio returns to 1.50 to 1.00 or greater. We may not draw funds on our line of credit if we experience a Material Adverse Change, which is defined to include, among other things, a set of circumstances or events that (a) is or would reasonably be expected to be material and adverse to the Fund’s business, properties, assets, financial condition, results of operations or prospects or (b) impairs materially or would reasonably be expected to impair materially the ability of the Fund to pay its indebtedness. We had $17,500 borrowed at 2.00% on our line of credit at September 30, 2009, and $10,000 borrowed at 3.50% at December 31, 2008. As of September 30, 2009, we had issued three letters of credit from our line of credit totaling approximately $5,580, which were used as additional collateral on various mortgage loans. As of September 30, 2009, we were in compliance with the terms of our line of credit. At September 30, 2009, we had approximately $26,920 available to draw on our line of credit.

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

Recent Events and Outlook

For the remainder of 2009, we will continue to monitor the broader economic slowdown and, as best we can, mitigate the impacts of weakening property fundamentals on our portfolio. Our challenge will be to balance the sometimes competing objectives of building cash reserves that will reduce risk in our portfolio with our desire to distribute free cash flow generated from our property investments to pay dividends to stockholders. Our strategic bias towards longer dated leases, higher credit tenants and fixed rate financing has served us well. However, the duration and magnitude of the current recession has exceeded expectations and historical precedents causing even the most conservative and defensive investment strategies to underperform. While our actual and projected property level cash flows supported a consistent dividend payment for sixteen quarters, we are not immune to the impacts from a continuation of the current financial crisis and the financial stress it has had on our tenants. We will continue to be responsive to changes in market conditions that may require us to adopt a more defensive posture in the management of our balance sheet. These defensive tactics may include, but not be limited to, disposition of non-strategic assets, renegotiation of debt and joint venture agreements, establishing cash reserves for future capital needs, continuing the suspension of dividend payments and limiting amounts and frequency of tender offers. In this regard, management recommended, and our board of directors agreed, that it was not in the best interest of the Fund to declare a dividend for the third quarter of 2009. We cannot provide assurance with respect to the amount of dividends, if any, that we will pay in the future.

While we intend to provide limited liquidity to our stockholders by conducting tender offers, we do not guarantee that sufficient cash will be available at any particular time to fund repurchases of our Shares. In this regard, we did not conduct a tender offer during the nine months ended September 30, 2009, and, in order to preserve cash in light of the current market environment, we do not intend to repurchase Shares for the immediate future. The timing of future tender offers, if any, will be at the discretion of our board of directors, based on, among other things, the Fund’s need for liquidity.

The Fund is considering select property dispositions as a means of generating cash. The Fund does not intend to participate in distressed asset sales that negatively impact the Fund’s longer-term performance. Selective dispositions will be considered in situations where a fair and reasonable value may be achieved and the transaction furthers the Fund’s goals of deleveraging.

The Fund is analyzing its options to assess whether there is a potential to access additional capital to assist it in reducing leverage, restoring dividends and/or providing an effective liquidity mechanism to investors. However, there can be no guarantee that this analysis will result in any recommendation to pursue new capital investment into the Fund or the provision of an effective liquidity mechanism for investors.

We intend to use our line of credit to fund a portion of our capital expenditures, mortgage principal amortization and other working capital requirements throughout the year. Our line of credit expires in February 2010 and renewing, extending or some other restructuring of this line is critical for the operations of the Fund. On June 23, 2009, we voluntarily reduced our borrowing capacity on our line of credit agreement from $70,000 to $50,000 to save on non-use fees.

Contractual Cash Obligations and Commitments

From time to time, we have entered into contingent agreements for the acquisition of properties. Such acquisitions are subject to satisfactory completion of due diligence.

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $855 per year into an escrow account to fund future tenant improvements and leasing commissions, and the cumulative maximum required to be put into escrow at any one point in time is $1,900. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At September 30, 2009, we had approximately $1,410 deposited in this escrow, and we expect to fund a minimum of approximately $143 during the remainder of 2009. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At September 30, 2009, our capital account escrow account balance was $597. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North required that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. We satisfied this reserve requirement with a letter of credit, which was posted on March 23, 2009. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 letter of credit to us. If the tenant fails to provide notice of its renewal by September 30, 2010, we are obligated to post an additional $2,800 reserve into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s). If required, the Fund plans on satisfying the additional $2,800 reserve requirement with a letter of credit against our line of credit.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should the tenant not renew its lease or the space is not leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the lease. The Fund can avoid reserving the rental payments by delivering a letter of credit to the lender of $2,400 on September 1, 2010 or the date at which the reserve payments become required. The Fund expects to fund the reserve, if required to do so, from the rental payments received from the tenant. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has renewed its lease or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of September 30, 2009, we had deposited approximately $168 into this escrow for 2009, and we expect to fund approximately $56 during the remainder of 2009. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement costs.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of September 30, 2009, we had not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as collateral for acquisitions of properties. At September 30, 2009 and December 31, 2008, we had approximately $5,580 and $3,015, respectively, in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements and Developments

In December 2007, the Financial Accounting Standards Board (“FASB”) amended guidance for noncontrolling interests requiring (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We adopted this guidance on January 1, 2009. The adoption of this provision does not have a material impact on the Fund’s consolidated financial position and results of operations, but does have an impact on the presentation of noncontrolling interest in our financial statements.

In April 2009, FASB issued amended guidance for fair value disclosures for assets and liabilities that are not currently reflected on the balance sheet. Prior to this guidance, fair values for these assets and liabilities were only required to be disclosed once a year. The guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for assets and liabilities not measured on the balance sheet at fair value.

In May 2009, FASB issued guidance which requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of the guidance has no impact on the Fund’s consolidated financials position and results of operations, but does have an impact on the presentation of notes to the financial statements. This statement did not result in changes to subsequent events reported upon adoption. The Fund has evaluated subsequent events through November 6, 2009 as disclosed in Note 13.

In June 2009, FASB issued amended guidance related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009. The Fund is in the process of evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows.

In June 2009, FASB issued the codification of Generally Accepted Accounting Principles to become the source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Fund implemented this in the third quarter of 2009. The adoption of the codification had no impact on the Fund’s consolidated financial position and results of operations, but does have an impact on the presentation of notes to the financial statements.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancing of existing debt. As of September 30, 2009, we had consolidated debt of $698,261, which included $31,111 of variable-rate debt. Including the $1,269 net discount on the assumption of debt, we had consolidated debt of $696,992 at September 30, 2009. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $31,111 of variable-rate debt would have resulted in an approximately $78 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

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

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2009, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $80,697 lower than the carrying value of $696,992. If treasury rates were 25 basis points higher at September 30, 2009, the fair value of our mortgage notes payable and other debt payable would have been approximately $87,207 lower than the carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the nine months ended September 30, 2009, we recognized a foreign currency translation gain of $1,552. At September 30, 2009, a 10% unfavorable exchange rate movement would have decreased our foreign currency translation gain by approximately $1,089 to a foreign currency translation gain of approximately $463.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2009, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: November 6, 2009	By:	/s/ JAMES D. BOWDEN
James D. Bowden
President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ STEVEN SUSS
Steven Suss
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).