Form 10-K
period 2009-12-31
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2010-03-15
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the 4,135,635 shares of common stock held by non-affiliates of the Registrant was $298,778,391 based upon the last appraised value of $72.24 per share.

As of March 15, 2010, there were 4,135,635 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of December 31, 2009, we wholly or majority owned and controlled 38 consolidated properties. As of December 31, 2009, we owned interests in two unconsolidated properties. For a description of our properties, see “Item 2. Properties.”

INVESTMENT STRATEGY

Our investment objective is to seek to generate attractive long-term risk-adjusted total returns. We intend to pursue our investment objective by investing in real estate and real estate related assets directly or through subsidiaries (as described below), including joint venture arrangements with third parties. We have acquired and managed a portfolio of real estate investments that is diversified by property sector and geographic market. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the cities considered for investment. When consistent with our investment objective, we will also seek to maximize the tax efficiency of our investments through tax-free exchanges and other tax planning strategies. Our investment strategy may be changed from time to time by our board of directors. Given the uncertain economic climate and extraordinary conditions in the commercial real estate industry, management has made it a priority to implement a cash conservation strategy designed to strengthen our balance sheet and protect the value of the Fund’s assets. In this regard, we are not currently actively pursuing property acquisitions and have engaged in selective property sales. We may make further selective property dispositions. For more information regarding our cash conservation strategy, please see “Liquidity and Capital Resources—Recent Events and Outlook” in Item 7 below.

We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We attempted to limit overall portfolio leverage to 65% at the time we made our investments (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of all our real estate investments). Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Based upon the valuation declines in our portfolio, we estimate our current loan-to-value to be approximately 85%.

The uncertainty of the current economic environment and lack of available credit has caused unprecedented volatility in the value of all financial assets, and has spread to the commercial real estate markets, which are highly dependent upon the availability and terms of credit. After a number of years of above average appreciation in the real estate markets, values began to decrease during 2008 with significantly reduced transaction volume. Real estate values, including the values of properties that we own, may continue to decline.

As our portfolio of properties has been relatively static over the last two years (except for selected dispositions) and in response to the broader financial crisis and recessionary environment, we have prioritized the use of cash generated from operations and dispositions to strengthen our balance sheet. This strengthening has occurred as we have significantly reduced our borrowings on our line of credit, we renewed and extended the term and relaxed the covenants on the credit facility, and we have substantially increased our liquidity through accumulating cash reserves that may be necessary for the management of our properties.

We will continue to monitor the broader economic slowdown and, as best we can, mitigate the impacts of weakening property fundamentals on our portfolio. Our challenge for the coming year (and foreseeable future) will be to balance the objectives of further growing our cash reserves and retiring the debt (thereby reducing risk in our portfolio) with our desire to distribute free cash flow generated from our property investments to pay dividends to stockholders or to repurchase shares through tender offers. Our strategic bias towards longer dated leases, higher credit tenants and fixed rate financing as we grew our portfolio was at the time considered conservative by most objective criteria. However, the duration and magnitude of the current recession has exceeded expectations and historical precedents causing even the most conservative and defensive investment strategies to under perform. As liquidity (both debt and equity) dried up for commercial real estate and as valuations and operating fundamentals have continued to decline, we have been responsive to these changes in market conditions and adopted a more defensive posture in the management of our balance sheet. In this regard, in addition to establishing cash reserves for future capital needs, after 17 consecutive quarters of paying a dividend, we have not paid dividends since May 2009 and did not conduct a tender offer during 2009.

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

Historically, long-term non-recourse financing, on a portfolio-wide basis, was not expected to exceed 65% of portfolio fair value. Initial leverage on any single property was not expected to exceed 75% of the property’s fair value without the approval of our board of directors. There is no set limit as to the number of mortgages that may be secured by a single property, as long as the 75% leverage threshold is not exceeded. Declining real estate values have caused the Fund’s portfolio leverage to increase well above our target leverage of 65%. Based upon the valuation declines in our portfolio, we estimate our current loan-to-value to be approximately 85%. Our board of directors has approved a resolution that allows the Fund to operate with a higher level of portfolio leverage as a result of the decrease in property values. Going forward, we intend to reduce the overall leverage on the Fund, subject to having available capital, through principal amortization on existing loans, refinancing maturing property level debt at lower leverage amounts and selective property dispositions. At December 31, 2009, we had an unsecured line of credit of $50,000 for short-term operating, property acquisitions and other working capital needs, which is excluded from the portfolio leverage limits described above. This line of credit expired in February 2010 and was replaced with a $17,000 term loan expiring in February 2012.

Our Advisor performs hold/sell analyses for each property as part of the annual strategic planning process. A sale decision may also originate at the portfolio or Fund level, where diversification objectives relating to property, geographical mix or scheduled lease expirations may indicate the need to rebalance the portfolio, where our Advisor’s perspectives on risks within a property sector change, or where the Fund’s capital needs have changed. A range of property-specific conditions may also indicate the need to sell, including changing demand fundamentals, potential market oversupply, changing conditions in debt or equity capital markets, changes in the asset’s competitive status in its market, or lastly, changes in the Advisors outlook on the availability of refinancing a certain property. Ultimately, the optimal holding period for every property is the period that maximizes return within our risk tolerance objectives. This goal is achieved when:

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

GEOGRAPHIC CONCENTRATION

The following sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2009, 2008 and 2007:

State	Percentage of Consolidated Revenues
2009

California	19%
Georgia	13%
Florida	10%
2008

California	17%
Georgia	14%
Florida	11%
Colorado	10%
2007

California	22%
Colorado	13%
Georgia	13%
Arizona	11%
Washington	10%

FOREIGN OPERATIONS

We currently own one property outside the United States, a multi-tenant office building located in Calgary, Canada. We are subject to currency risk and general Canadian economy risks associated with this investment. Canada accounted for 4%, 4% and 2%, of our consolidated revenues from the years ended December 31, 2009, 2008 and 2007, respectively.

DEPENDENCE ON SIGNIFICANT TENANTS

No tenant accounted for more than 10% of our consolidated revenues during 2009, 2008 or 2007.

REPORTABLE SEGMENTS

The authoritative guidance regarding disclosures about segments of an enterprise requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. Our primary business is the ownership and operation of real estate investments. We evaluate cash flow and allocate resources on a property-by-property basis. We aggregate our properties into one reportable segment since all properties are institutional quality real estate. We do not distinguish or group our consolidated operations by property type or on a geographic basis. Accordingly, we have concluded that we currently have a single reportable segment under the authoritative guidance.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

James D. Bowden, age 56, has been Chief Executive Officer of the Fund since June 2008. Mr. Bowden has been in the financial industry for over 30 years and has specialized in private equity for the last seventeen. He joined the Manager in 1998 to form the private equity group and to manage BAC’s private equity fund of funds business. In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class. He has led private placement capital raising activities, directed investment origination and has ongoing management and administration responsibilities for the business. He is a frequent speaker before private equity industry groups and asset management organizations concerning issues associated with investing in private equity, and is a member of the Advisory Board of Private Equity Center of the American Graduate School of International Management. Mr. Bowden’s career covers a variety of private equity, commercial banking and management consulting positions. From 1993 to 1998, he served as the manager of the Chicago office of Corporate Credit Examination Services for Continental Bank, where he had responsibility for the independent oversight of the Private Equity Investing and Midwest Commercial Banking Division. He continued in that capacity after Continental Bank merged with BAC, until he joined the Manager. From 1988 to 1993, Mr. Bowden was a Managing Consultant in the Financial Advisory Services practice of Coopers & Lybrand, specializing in corporate turnarounds. His career focused on commercial lending and problem loan workouts prior to joining Coopers & Lybrand, with work at Continental Bank from 1985 to 1988, Citicorp from 1980 to 1985 and American National Bank of Chicago from 1977 to 1980. He received his MBA and BBA degrees from the University of Michigan in 1977 and 1975, respectively. Mr. Bowden is a Certified Public Accountant.

Steven L. Suss, age 49, has been an officer of the Fund since April 2007. Mr. Suss is the Fund’s Chief Financial Officer and the Chief Financial Officer of the Alternative Investment Solutions of GWIM and is responsible for managing the financial reporting and operational affairs of the investment vehicles within the group. Mr. Suss joined BAC in July 2007 via BAC’s acquisition of U.S. Trust, which he joined in April 2007. At U.S. Trust, Mr. Suss was the Chief Financial Officer of the Alternative Investments Division. Prior to joining U.S. Trust, Mr. Suss served as the Chief Financial Officer and Chief Compliance Officer of Heirloom Capital Management, L.P. (“Heirloom”), an SEC-registered investment adviser focused on investing in small to medium capitalized consumer, healthcare and technology companies, from May 2002 until September 2006. Mr. Suss was responsible for, among other things, all accounting and tax functions for all legal entities and managed accounts affiliated with Heirloom and investor communications. From September 1997 until January 2002, Mr. Suss served as the Chief Financial Officer and Vice President of Westway Capital LLC, an organization dedicated to achieving high performance returns by investing in technology and technology-related companies. Mr. Suss received a B.B.A. from the University of Texas at Austin.

INVESTMENT COMMITTEE OF THE ADVISOR

All of the Advisor’s major investment decisions on our behalf require the approval of its North American Private Equity Investment Committee, which is comprised of the following:

Peter H. Schaff, age 51, has been a Director of the Fund since May 2004. Mr. Schaff was designated as a Director by the Advisor. Mr. Schaff is an International Director and is the Chief Executive Officer of LaSalle’s North American Private Equity business. Mr. Schaff serves on LaSalle’s North American Private Equity Investment and Allocation Committees, and also on its Global Management Committee. Since joining LaSalle in 1984, Mr. Schaff has had extensive experience in all aspects of institutional real estate investment management, including acquisitions, joint ventures, financings, redevelopments, and dispositions. Prior to joining LaSalle, Mr. Schaff was a Banking Officer of Continental Illinois National Bank, working on private debt placements, interest rate swaps and related financial products. Mr. Schaff holds an undergraduate degree from Stanford University and an M.B.A. from the University of Chicago Graduate School of Business. Mr. Schaff is a member of the Urban Land Institute and the Pension Real Estate Association.

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

William J. Maher is International Director of North American Research & Strategy for LaSalle and has been since he began with the firm in 1995. Mr. Maher is responsible for research relating to real estate investment strategy and direction, as well as market analysis for existing and potential new investments. In addition to leading research efforts throughout North America, he works with clients to develop custom real estate investment and portfolio strategies. Mr. Maher is a member of LaSalle’s U.S. Private Equity Investment Committee, the Global Investment Strategy Committee, and principal author of LaSalle’s Investment Strategy Annual and quarterly Market Watch. Prior to joining LaSalle, Mr. Maher was a partner with Ernst & Young and director of the Real Estate Consulting Group’s Washington, DC office, where he managed the group’s efforts in the fields of strategic planning, market and financial feasibility assessment, portfolio due diligence and corporate real estate. Before that, Mr. Maher was Executive Vice President of Halcyon Ltd., a real estate consulting and services firm. Mr. Maher is a graduate of Harvard University’s Kennedy School of Government, holding a Master’s degree in Urban Planning, with distinction. Mr. Maher also completed an executive management program at Northwestern University’s Kellogg School of Management and received a B.A. in Economics from Williams College in Massachusetts. Mr. Maher is a member of the Research Advisory Task Force of the International Council of Shopping Centers; the Research Committee Vice Chairman of the Real Estate Roundtable; serves as Vice Chairman of the Program Committee for the Urban Land Institute; and is a member of the Real Estate Investment Committee at Williams College. Mr. Maher is also a member of the Association of Foreign Investors in Real Estate and NAREIT.

Non-Voting, Ex Officio Members

The following employees of the Advisor are non-voting, ex officio members of its North American Private Equity Investment Committee:

Jeff Jacobson is the Global Chief Executive Officer of LaSalle. In that role, Mr. Jacobson is responsible for a 680 plus person team managing $40 billion of investments in both private and public real estate across all major markets within Europe, North America and Asia Pacific. Mr. Jacobson is a member of Jones Lang LaSalle’s Global Executive Committee, a member of the Jones Lang LaSalle Co-Investment Capital Allocation Committee and sits on various LaSalle Investment Committees. Mr. Jacobson was appointed Regional CEO of LaSalle’s European operations in 2000, prior to his appointment as Global CEO in January 2007. Mr. Jacobson was responsible for all aspects of the European business, including servicing the firm’s European investment management clients, chairing the European Investment Committee and implementing growth initiatives. Prior to returning to LaSalle in 2000, Mr. Jacobson was a Managing Director of Security Capital Group Incorporated. From 1986 until 1997, Mr. Jacobson was at LaSalle Partners where he worked on a broad range of property acquisitions, sales financing and restructuring assignments and started up the firm’s Commercial Mortgage Backed Securities (“CMBS”) investment activities. Mr. Jacobson holds undergraduate and graduate degrees in Economics from Stanford University.

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

The current global financial crisis may cause us to lose tenants and may impair our ability to borrow money to refinance existing mortgage loans.

Our operations and performance depend on general economic conditions. The U.S. economy has experienced a prolonged financial slowdown, which led to a decline in consumer spending, credit tightening and unemployment rising. This economic slowdown may adversely affect the businesses of many of our tenants. Accordingly, we may experience higher vacancy rates and deterioration in our financial results as a result of the economic downturn.

This economic slowdown has had an unprecedented impact on global credit markets. Credit availability has tightened significantly and continues to be less available than in the past for commercial real estate. While we recently converted our credit facility into a term loan which now expires on February 19, 2012, there can be no assurance that we will be able to obtain mortgage loans to purchase additional properties if such opportunities arise or to refinance existing mortgage loans. The Fund’s failure to obtain leverage at the contemplated levels, or to obtain leverage on attractive terms, could have a material adverse effect on the Fund’s ability to sell at fair value or refinance its existing investments and could also negatively impact its operating costs and its ability to pay dividends over time. In addition, as discussed under the heading “Liquidity and Capital Resources—Recent Events and Outlook” in Item 7 below, we have taken significant measures, including selective property dispositions, to conserve cash and preserve our liquidity. There can be no assurance that our cash conservation strategy will be sufficient, and we may be required to engage in additional property dispositions to preserve our liquidity. In this regard, to the extent the availability of credit remains tight, this may have a negative impact on the price we receive for any property disposition we undertake.

Our student-oriented apartment communities are susceptible to certain risks, including: (i) seasonality in rents; (ii) annual re-leasing that is highly dependent on marketing and university admission policies; (iii) competition for tenants from other housing operated by educational institutions or other off-campus properties; and (iv) negative publicity.

For the year ended December 31, 2009, student-oriented apartment communities comprised approximately 22% of our revenues. The results of operations from our student-oriented apartment communities are subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies and other risks inherent in the student housing industry.

Student apartment communities are typically leased by the bed on an individual lease liability basis, unlike multifamily housing where leasing is by the unit. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of acceptable credit. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied and not the number of units. We generally lease our owned properties under 12-month leases, and in certain cases, under nine-month or shorter-term semester leases. As a result, we may experience significantly reduced cash flows during the summer months at properties leased under leases having terms shorter than 12 months. Furthermore, all of our student-oriented housing properties must be entirely re-leased each year, exposing us to increased leasing risk. Student apartment communities are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.

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

Currently, the student-oriented housing industry is fragmented with no participant holding a significant market share. There are a number of student apartment communities that are located near or in the same general vicinity of many of our owned properties and that compete directly with us. Such competing student housing complexes may be newer than our properties, located closer to campus, charge less rent, possess more attractive amenities or offer more services or shorter term or more flexible leases. Rental income at a particular property could also be affected by a number of other factors, including the construction of new on-campus and off-campus residences, increases or decreases in the general levels of rents for housing in competing communities and other general economic conditions. We believe that a number of other large national companies with substantial financial and marketing resources may be potential entrants in the student housing business. The entry of one or more of these companies could increase competition for students.

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

To the extent the Fund resumes acquiring properties, the success of the Fund may be dependent on the availability of, and the degree of competition for, attractive investments. The lack of availability of attractive investments could materially impair the financial performance of the Fund.

To the extent the Fund resumes acquiring properties, the Fund’s operating results may be dependent upon the availability of, and the Advisor’s ability to identify, acquire and manage, appropriate real estate investment opportunities. It may take considerable time for the Fund to identify and acquire appropriate investments. In general, the availability of desirable real estate opportunities and the Fund’s investment returns will be affected by the level and volatility of interest rates, conditions in the financial markets and general, national and local economic conditions. No assurance can be given that the Fund will be successful in identifying, underwriting and then acquiring investments which satisfy the Fund’s return objectives or that such investments, once acquired, will perform as intended. The Fund is engaged in a competitive business and competes for investments with traditional equity sources, both public and private, as well as existing funds, or funds formed in the future, with similar investment objectives. If the Fund cannot effectively compete with these entities for investments, its financial performance may be adversely affected.

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

Leverage creates an opportunity for increased return on the Fund’s investments, but at the same time creates risks. For example, leveraging magnifies changes in the net worth of the Fund. This magnification may be realized, for example, in a circumstance where the gross asset value of one of the Fund’s investments declines, the principal amount of the debt secured by that investment stays constant and the net equity or net worth of the Fund absorbs 100% of the decline in the investment’s value. As stated above, the valuations of many of the Fund’s investments have declined. The Fund will leverage assets only when there is an expectation that leverage will enhance returns, although there can be no assurance that the Fund’s use of leverage will prove to be beneficial. Moreover, there can be no assurance that the Fund will be able to meet its debt service obligations and, to the extent that it cannot, the Fund risks the loss of some or all of its assets or a financial loss if the Fund is required to liquidate assets at a commercially inopportune time.

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

To the extent the Fund resumes making investments, the Fund will make these investments based on the Advisor’s estimates or projections of internal rates of return and current returns, which in turn are based on, among other considerations, assumptions regarding the performance of Fund assets, the amount and terms of available financing and the manner and timing of dispositions, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and could have a significant effect on the ability of the Fund to generate attractive long-term risk-adjusted total returns. The Fund has a limited operating history and therefore may be subject to greater uncertainty than funds with longer track records. Moreover, the Fund’s ability to achieve its objectives may be adversely impacted by any of the factors discussed in this “Risk Factors” section. The Fund’s failure to achieve its return objectives may adversely affect the value of our Common Stock.

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

During the year ended December 31, 2009, Fannie Mae, Nordstrom, Inc., Conexant Systems, Inc, Havertys Furniture, and Catholic Healthcare West each individually accounted for at least 3.5% of annualized base rents. If any of these significant tenants were to default on its lease obligation(s) to the Fund or not extend current leases as they mature, our results of operations and ability to reinstate dividends to our stockholders could be adversely affected.

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

Stockholders may experience dilution.

The Fund has historically and may in the future sell additional Shares through private placements to accredited investors. Stockholders that do not participate in future private placements will experience dilution in the percentage of their equity investment in the Fund. In addition, depending on the value of the Fund’s properties at the time of any future sale of Shares, stockholders may experience dilution in Current Share Price (as defined under “Item 5. Markets for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchase of Equity Securities” below) of their Shares.

If the Fund is unable to raise additional capital to support its growth through the sale of Shares, its financial results may suffer.

To support the Fund’s growth and further diversify its portfolio and investments, the Fund has historically and may in the future raise additional capital by selling Shares to accredited investors in private placement transactions. If the Fund is unable to sell additional Shares due to market forces or other factors, its ability to grow its business may be adversely affected. This may negatively affect the Fund’s ability to achieve greater diversification and economies of scale in its operations and therefore, may adversely affect its financial results. In this regard, due to market conditions, the Fund has not sold Shares since January 2009.

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

In addition, the events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile properties to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act, which was extended through 2014 by Terrorism Risk Insurance Program Reauthorization Act of 2007, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may affect the general real estate lending market, lending volume and the market’s overall loss of liquidity may reduce the number of suitable investment opportunities available to the Fund and the pace at which its investments are made. The Fund currently carries terrorism insurance under its master insurance program on all of its investments, except for Railway Street Corporate Centre, an office building located in Calgary, Canada.

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

In addition, the repurchase of Shares is subject to regulatory requirements imposed by the SEC. The Fund’s repurchase procedures are intended to comply with such requirements. However, in the event that the Board determines that the Fund’s repurchase procedures described above are required to be or appropriately should be amended, the Board will adopt revised repurchase procedures as necessary to ensure the Fund’s compliance with applicable regulations or as the Board in its sole discretion deems appropriate. The Fund may terminate, reduce or otherwise change the above share repurchase program. In this regard, the Fund has not repurchased Shares since December 2008 in an effort to preserve liquidity.

The Fund’s investments may be illiquid, which may limit the Fund’s ability to repurchase Shares.

Real estate investments are relatively illiquid. Such illiquidity may limit the Fund’s ability to vary its portfolio of investments in response to changes in economic and other conditions. Illiquidity may result from the absence of an established market for real estate investments as well as the legal or contractual restrictions on their resale. In addition, illiquidity may result from the decline in value of one or more of the Fund’s investments. There can be no assurances that the fair market value of any of the Fund’s real property investments will not decrease further in the future. The relative illiquidity of the Fund’s investments may limit its ability to repurchase your Shares through tender offers as planned, and, as noted above, the Fund has not repurchased Shares since December 2008 in an effort to preserve liquidity.

If the Fund is not able to appropriately diversify its investments, its financial results would be disproportionately affected by a downturn in the particular geographic region or property sector in which its investments are concentrated.

The Fund has, to a certain extent, diversified its investments both geographically and by property sector. The Fund may not, however, be able to assemble and maintain a fully diversified portfolio. Furthermore, to the extent the Fund resumes its property acquisition activities, the Fund may make investments involving contemplated sales or refinancings that do not actually occur as expected, which could lead to increased risk as a result of it having an unintended long-term investment and reduced diversification. Further diversification consistent with the Fund’s objectives will be dependent on a number of additional factors, including the Fund’s ability to raise additional capital, so there can be no assurance that the Fund’s diversification objectives will be achieved. To the extent the Fund is not able to appropriately diversify its investments, its financial results would be adversely affected if there were a downturn in the particular geographic region or property sector in which the Fund’s investments were concentrated. As of December 31, 2009, 44% of the current fair value of the Fund’s consolidated properties is geographically concentrated in the western United States. As of December 31, 2009, 54% of the current fair value of unconsolidated properties is geographically concentrated in the midwestern United States and 46% of the current fair value is located in the western United States. The Fund’s diversification of consolidated properties by property type, based on current fair value as of December 31, 2009, consists of 46% in the office property sector, 17% in the retail property sector, 14% in the industrial property sector and 23% in the residential property sector. The Fund’s diversification of unconsolidated properties by property type at December 31, 2009 consists of 54% in the retail property sector and 46% in the office property sector. Moreover, during the fiscal year ended December 31, 2009, approximately 19%, 13% and 10% of our consolidated revenues were derived from California, Georgia and Florida, respectively. While most states have felt the impact of the current economic climate, the economies of California and Florida have been particularly hard hit.

The Fund may not have unilateral control over some of its investments and may be unable to take actions to protect its interests in these investments, which may result in losses with respect to these investments and expose the Fund to liability.

In certain situations, the Fund may (a) acquire only a noncontrolling interest in a property or other asset in which it invests, (b) rely on independent third party management or strategic partners with respect to the operations of a property or other asset in which it invests or (c) acquire only a participation in an asset underlying an investment, and therefore may not be able to exercise control over the management of such investment. The

Fund may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests in certain investments. These investments may involve risks not present in investments where a third party is not involved, including the possibility that a third party partner or co-venturer may have financial difficulties resulting in a negative impact on such investment, may have economic or business interests or goals that are inconsistent with or adverse to those of the Fund, or may be in a position to take action contrary to the Fund’s investment objectives. The Fund may in certain circumstances be liable for the actions of its third party partners or co-venturers. In addition, the Fund’s lack of control over the properties in which it invests could result in the Fund being unable to obtain accurate and timely financial information for these properties and could adversely affect the Fund’s internal control over financial reporting.

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

The Fund intends to pay dividends and to make distributions to stockholders in amounts such that all or substantially all of the Fund’s taxable income in each year, subject to certain adjustments, is distributed to stockholders. This, along with other factors, should enable the Fund to qualify for the tax benefits afforded to a REIT under the Code. All distributions will be made at the discretion of our board of directors and will depend on the Fund’s earnings, financial condition, maintenance of its REIT status and such other factors as our board of directors may deem relevant from time to time. In this regard, we are not immune to impacts from a continuation of the current economic climate and the financial stress it may have on our tenants. We intend to take a more defensive posture in the management of our balance sheet. These defensive tactics may include, altering the timing and amount of what we have historically paid in dividends. For example, we have not paid dividends since May 1, 2009. There are no assurances as to the Fund’s ability to pay dividends in the future or the amount of any future dividends. There may be little or no cash flow available to investors. In addition, any distributions made by the Fund may include a return of capital.

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

On November 21, 2007, the Fund acquired Cabana Beach Gainesville which met the “significant” criteria as described in Rule 3-14 of Regulation S-X. Also on November 21, 2007, the Fund acquired three additional real estate investments from a related selling group (the “Selling Group”), Cabana Beach San Marcos, Campus Lodge Athens and Campus Lodge Columbia. The Fund also acquired a fifth real estate investment from the Selling Group in February 2008. Pursuant to Rule 3-14, we are required to file certain financial statements relating to these acquisitions. However, the Selling Group has refused to participate in the audits, and we are therefore unable to supply the required audited income statement required by Rule 3-14. As a result, we will be subject to limitations specified by the Staff in the preceding paragraph with respect to our failure to provide Rule 3-14 financial statements for our acquisition of the Metropolitan Park North property. Upon the filing of our Form 10-K for our fiscal year ended December 31, 2010, we believe we will be compliant with the SEC’s financial statement requirements with respect to the Selling Group.

Item 2.	Properties.

DESCRIPTION OF REAL ESTATE:

Our investments in real estate assets as of December 31, 2009 consist of our interests in properties that are consolidated in our consolidated financial statements including interests in nine joint ventures (the “Consolidated Properties”) and interests in two additional joint ventures that own real estate (the “Unconsolidated Properties”). The following table sets forth the information with respect to our real estate assets as of December 31, 2009:

Property Name	Location	Type	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Monument IV at Worldgate (1)	Herndon, VA	Office	100%	2001	August 27, 2004	228,000	100%

CHW Medical Office Portfolio (2)(3):
300 Old River Road	Bakersfield, CA	Office	100%	1992	December 21, 2005	37,000	100%
500 Old River Road	Bakersfield, CA	Office	100%	1992	December 21, 2005	30,000	90%
500 West Thomas Road	Phoenix, AZ	Office	100%	1994	December 21, 2005	169,000	97%
1500 South Central Ave	Glendale, CA	Office	100%	1980	December 21, 2005	37,000	100%
14600 Sherman Way	Van Nuys, CA	Office	100%	1991	December 21, 2005	50,000	89%
14624 Sherman Way	Van Nuys, CA	Office	100%	1981	December 21, 2005	51,000	83%
18350 Roscoe Blvd	Northridge, CA	Office	100%	1979	December 21, 2005	68,000	91%
18460 Roscoe Blvd	Northridge, CA	Office	100%	1991	December 21, 2005	25,000	100%
18546 Roscoe Blvd	Northridge, CA	Office	100%	1991	December 21, 2005	43,000	100%
4545 East Chandler	Chandler, AZ	Office	100%	1994	December 21, 2005	48,000	55%
485 South Dobson	Chandler, AZ	Office	100%	1984	December 21, 2005	43,000	55%
1501 North Gilbert	Gilbert, AZ	Office	100%	1997	December 21, 2005	38,000	75%
116 South Palisade	Santa Maria, CA	Office	100%	1995	December 21, 2005	34,000	87%
525 East Plaza	Santa Maria, CA	Office	100%	1995	December 21, 2005	44,000	76%
10440 East Riggs	Chandler, AZ	Office	100%	1996	December 21, 2005	39,000	49%
Marketplace at Northglenn (1)	Northglenn, CO	Retail	100%	1999-2001(4)	December 21, 2005	439,000	92%
Metropolitan Park North (1)	Seattle, WA	Office	100%	2001	March 28, 2006	179,000	100%
Stirling Slidell Shopping Centre (1)	Slidell, LA	Retail	100%	2003	December 14, 2006	139,000	75%
9800 South Meridian (5)	Englewood, CO	Office	90%	1994	December 26, 2006	144,000	58%
18922 Forge Drive (5)	Cupertino, CA	Office	90%	1972/1999(6)	February 15, 2007	91,000	100%
Station Nine Apartments (1)	Durham, NC	Apartment	100%	2005	April 16, 2007	312,000	94%
4 Research Park Drive (1)	St. Charles, MO	Office	100%	2000/2004	June 13, 2007	60,000	100%
36 Research Park Drive (1)	St. Charles, MO	Office	100%	2007	June 13, 2007	81,000	100%
The District at Howell Mill (5)	Atlanta, GA	Retail	87.85%	2006	June 15, 2007	306,000	100%
Canyon Plaza (1)	San Diego, CA	Office	100%	1986/1993(7)	June 26, 2007	199,000	100%
Railway Street Corporate Centre (1)	Calgary, Canada	Office	100%	2007	August 30, 2007	135,000	100%

Student-oriented Apartment Communities:
Cabana Beach San Marcos (5)	San Marcos, TX	Apartment	78%	2006	November 21, 2007	258,000	84%
Cabana Beach Gainesville (5)	Gainesville, FL	Apartment	78%	2005-2007(8)	November 21, 2007	598,000	80%
Campus Lodge Athens (5)	Athens, GA	Apartment	78%	2003	November 21, 2007	229,000	84%
Campus Lodge Columbia (5)	Columbia, MO	Apartment	78%	2005	November 21, 2007	256,000	76%
The Edge at Lafayette (5)	Lafayette, LA	Apartment	78%	2007	January 15, 2008	207,000	95%
Campus Lodge Tampa (5)	Tampa, FL	Apartment	78%	2001	February 29, 2008	477,000	90%

Properties Held for Sale:
Havertys Furniture (1)	Braselton, GA	Industrial	100%	2002/2005(9)	December 3, 2004	808,000	100%
25850 S. Ridgeland (1)	Monee, IL	Industrial	100%	2004	December 31, 2004	719,000	100%
Georgia Door Sales Distribution Center (1)	Austell, GA	Industrial	100%	1994/1996(10)	February 10, 2005	254,000	76%
105 Kendall Park Lane (1)	Atlanta, GA	Industrial	100%	2002	June 30, 2005	409,000	100%
4001 North Norfleet Road (1)	Kansas City, MO	Industrial	100%	2007	February 27, 2007	702,000	100%
Unconsolidated Properties:
Legacy Village (11)	Lyndhurst, OH	Retail	46.5%	2003	August 25, 2004	595,000	92%
111 Sutter Street (5)	San Francisco, CA	Office	80%	1926/2001(12)	March 29, 2005	286,000	86%

(1)	This property is owned fee.
(2)	This property is owned leasehold.
(3)	This portfolio was owned 95% as majority interest holder in a joint venture, leasehold until December 31, 2007 at which point the remaining 5% was acquired by the Fund.
(4)	Redeveloped between 1999 and 2001.
(5)	This property is owned as majority interest holder in a joint venture.
(6)	Built in 1972 and renovated in 1999.
(7)	Built in 1986 with addition completed in 1993.
(8)	Portions of property built and completed between 2005 and 2007.
(9)	Built in 2002 and expanded by 297,000 square feet in 2005.
(10)	Built in 1994 and expanded in 1996.
(11)	This property is owned as an interest holder in a joint venture.
(12)	Built in 1926 and renovated in 2001.

ACQUISITIONS

2009 Acquisitions

None

2008 Acquisitions

Consolidated Properties

On January 15, 2008, we acquired a 78% interest in The Edge at Lafayette, a student-oriented apartment community. The Edge at Lafayette, located in Lafayette, Louisiana near the University of Louisiana-Lafayette, has 168 units and 524 bedrooms. Leases for this property generally expire within one year. The gross purchase price for the property was approximately $26,870.

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

On June 26, 2007, we acquired a 100% interest in Canyon Plaza, a 199,000 square-foot, single-tenant office building located in San Diego, California. The property’s tenant is Conexant Systems, Inc (under a net lease expiring in 2017), which has sub-leased a portion of its space to another technology company. The gross purchase price was approximately $55,000.

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

DISPOSITIONS

2009 Dispositions

On June 26, 2009, we sold Hagemeyer Distribution Center, a 300,000 square foot industrial property located in Auburn, GA, for $10,400, resulting in a gain of $911. The property was vacant, but rent bearing under a long-term lease and no longer fit within the Fund’s strategy. The buyer was a local user looking to expand its operations. We used the proceeds to pay off the mortgage debt on the property resulting in a loss on early debt retirement of $140.

On September 4, 2009, we sold Waipio Shopping Center, a 137,000 square foot retail center in Waipahu, HI, for $30,850, resulting in a gain of $1,619. The sale reduced our refinancing risk by eliminating one of our 2010 loan maturities. We used the proceeds to payoff the mortgage debt on the property resulting in a loss on early debt retirement of $863.

FINANCING

The following is a summary of the mortgage debt for our Consolidated Properties and our Unconsolidated Properties as of December 31, 2009.

Property	Interest Rate	Maturity Date	Principal Balance
Consolidated Properties:
9800 South Meridian	Libor + 3.50%	January 2011	$13,611
Monument IV at Worldgate	5.29%	September 2011	36,264
25850 S. Ridgeland	5.05%	April 2012	15,749
105 Kendall Park Lane	4.92%	September 2012	12,933
Metropolitan Park North	5.73%	April 2013	61,000
36 Research Park Drive	5.60%	July 2013	11,050
CHW Medical Office Portfolio	5.75%	November 2013	14,752
CHW Medical Office Portfolio	5.75%	November 2013	15,276
CHW Medical Office Portfolio	5.75%	November 2013	16,949
18922 Forge Drive	6.24%	February 2014	19,050
CHW Medical Office Portfolio	5.79%	March 2014	33,377
Stirling Slidell Shopping Centre	5.15%	April 2014	13,326
Cabana Beach San Marcos	5.57%	December 2014	19,650
Cabana Beach Gainesville	5.57%	December 2014	49,108
Campus Lodge Athens	5.57%	December 2014	13,723
Campus Lodge Columbia	5.57%	December 2014	16,341
Georgia Door Sales Distribution Center	5.31%	January 2015	4,947
Havertys Furniture	5.23%	January 2015	16,582
Havertys Furniture	6.19%	January 2015	10,101
The Edge at Lafayette	5.57%	February 2015	17,466
4 Research Park Drive	6.05%	March 2015	6,966
Marketplace at Northglenn	5.50%	January 2016	62,894
Campus Lodge Tampa	5.95%	October 2016	33,500
4001 North Norfleet Road	5.60%	March 2017	24,230
Station Nine Apartments	5.50%	May 2017	36,885
The District at Howell Mill	6.14%	June 2017	10,000
Canyon Plaza	5.90%	June 2017	30,289
Railway Street Corporate Centre	5.16%	September 2017	28,270
The District at Howell Mill	5.30%	March 2027	35,000
Unconsolidated Properties:
Legacy Village	5.63%	January 2014	$94,382
111 Sutter Street	5.58%	June 2015	56,000

INSURANCE

We believe our properties currently are adequately covered by insurance consistent with the level of coverage that is standard in our industry.

OPERATING STATISTICS

We generally have investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe our leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property sector for our consolidated properties as of December 31, 2009:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft
Consolidated Properties:
Office:
Commercial Office	8	1,117,000	14.0%	94.6%	$22.26
Medical Office	15	756,000	9.5%	84.9%	19.05
Retail	3	884,000	11.1%	92.2%	13.86
Industrial	5	2,892,000	36.1%	97.9%	3.38
Apartments	7	2,337,000	29.3%	85.6%	14.45

Total	38	7,986,000	100.0%	92.0%	$11.64

The following table shows our operating statistics by property sector for our unconsolidated properties as of December 31, 2009:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft
Unconsolidated Properties:
Office:
Commercial Office	1	286,000	32.5%	86.0%	$41.96
Retail	1	595,000	67.5%	92.3%	22.97

Total	2	881,000	100.0%	90.3%	$28.84

As of December 31, 2009, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent	Square Footage	Percentage of Annualized Minimum Base Rent
2010 (1)	111	$9,665	333,000	18.1%
2011	81	8,896	434,000	16.7%
2012	50	9,406	413,000	17.6%
2013	43	2,949	150,000	5.5%
2014	39	6,332	1,223,000	11.9%
2015 and thereafter	43	16,108	2,799,000	30.2%

Total	367	$53,356	5,352,000

(1)	Does not includes 4,489 leases totaling approximately 2,003,000 square feet and approximately $28,860 in annualized minimum base rent associated with our seven apartment investments.

As of December 31, 2009, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent	Square Footage	Percentage of Annualized Minimum Base Rent
2010	44	$3,993	105,000	17.4%
2011	9	3,578	68,000	15.5%
2012	2	227	7,000	1.0%
2013	17	3,361	89,000	14.7%
2014	12	1,647	60,000	7.2%
2015 and thereafter	24	10,132	458,000	44.2%

Total	108	$22,938	787,000

PRINCIPAL TENANTS

The following table sets forth the top ten tenants, in our consolidated properties, based on their percentage of annualized minimum base rent as of December 31, 2009:

Tenants	Line of Business	Date of Lease Expiration	Lease Renewal Options	% of Total Area	% of Annualized Minimum Base Rent
Fannie Mae	Financial services	December 31, 2011	Two 5-year options	2.9%	5.5%
Nordstrom, Inc	Retailer	January 31, 2012	Two 5-year options	1.7%	4.8%
Conexant Systems, Inc.	Communications	June 20, 2017	Two 5-year options	2.5%	4.6%
Havertys Furniture	Furniture retailer	April 30, 2021	Five 5-year options	10.1%	3.9%
Catholic Healthcare West	Healthcare	Varies	Varies	2.1%	3.6%
Musician’s Friend, Inc.	Retailer	February 28, 2017	Three 5-year options	8.8%	3.2%
International Business Machines Corp.	Information Technology	March 31, 2010	Two 5-year options	0.6%	2.7%
Westar Aerospace & Defense Group, Inc.	Technical and Scientific Research Services	Varies	Varies	1.8%	2.5%
Michelin North America, Inc	Tire Manufacturer	December 30, 2014	Three 5-year options	9.0%	2.1%
Acuity Specialty Products Group, Inc.	Specialty chemical products	April 30, 2017	Two 5-year options	5.1%	1.6%

Total				44.6%	34.5%

PRINCIPAL PROPERTIES

The following table sets forth the top ten properties, of our consolidated properties, based on their percentage of minimum base rent as of December 31, 2009:

Properties	% of Total Area	% of Minimum Base Rent
Metropolitan Park North	2.2%	7.0%
Marketplace at Northglenn	5.5%	6.5%
Campus Lodge Tampa	6.0%	6.3%
Cabana Beach Gainesville	7.5%	6.0%
Monument IV at Worldgate	2.9%	5.6%
The District at Howell Mill	3.8%	5.2%
Station Nine Apartments	3.9%	4.8%
Canyon Plaza	2.5%	4.6%
Cabana Beach San Marcos	3.2%	4.4%
Campus Lodge Columbia	3.2%	4.1%

Total	40.7%	54.5%

GROUND LEASES

We are subject to a number of ground leases at certain properties we own or control. As of December 31, 2009 we have $2 in total payments due over the next 69 years.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is not currently traded on any exchange and there is no established public trading market for our Common Stock. As of the filing date of this Form 10-K, there were approximately 1,749 holders of our Common Stock.

The price at which Shares are sold or redeemed at any future dates will be determined based on the current share price (the “Current Share Price” as defined below). We may sell additional Shares through private placements to accredited investors on a periodic basis to accommodate investment by existing and additional investors. Subsequent offerings may be made either for our Common Stock or for other share classes that may be subject to sales loads or bear different expense ratios.

Unregistered Sales of Equity Securities

During the year ended December 31, 2009, we did not sell any unregistered equity securities, other than those that have previously been reported in our Quarterly Reports on Form 10-Q or in Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, neither the Fund nor any affiliated purchaser of the Fund repurchased any of our equity securities.

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

The following table presents the NAV per share for each period indicated below:

Quarter Ended	NAV per Share
December 31, 2009	$55.53
September 30, 2009	65.56
June 30, 2009	72.24
March 31, 2009	78.04
December 31, 2008	93.80
September 30, 2008	123.43
June 30, 2008	124.65
March 31, 2008	121.58

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

On March 13, 2009, our board of directors declared a dividend of $0.875 per Share to stockholders of record on March 31, 2009, payable on May 1, 2009. This represented a reduction from $1.75 per Share, our historic practice for quarterly dividends for the previous 16 quarters. No further dividends were declared in 2009. We cannot provide assurance with respect to the amount of dividends, if any, that we will pay in the future.

Our board of directors, the Manager and the Advisor will periodically review the dividend policy to determine the appropriateness of our dividend rate relative to our current and forecasted cash flows.

The following table presents the distributions declared per Share for each period indicated below:

To Stockholders of Record as of	Paid on or to be paid on	Distribution per Share
March 31, 2009	May 1, 2009	$0.875
December 31, 2008	February 6, 2009	1.75
August 15, 2008	November 7, 2008	1.75
June 25, 2008	August 1, 2008	1.75
February 15, 2008	May 2, 2008	1.75

Any future distributions will be declared at the discretion of the board of our directors and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our board of directors deems necessary. In addition, under the terms of our term loan with PNC Bank, National Association, we may not declare a dividend unless:

•	we are in compliance with the terms of our unsecured term loan; and

•

either (i) payment of the dividend is required for the Fund to maintain its status as a REIT or (ii) the amount of the dividend and all other dividends paid by the Fund during the current quarter and the preceding three quarters does not exceed the amount of Funds From Operations (“FFO” as defined in “Item 6. Selected Financial Data”) of the Fund plus a maximum of $500 from non-revenue generating cash flows including the sales tax sharing agreement at Marketplace at Northglenn (See Note 2 for a description of the Enhanced Sales Tax Incentive Program (“ESTIP”)) and the real estate tax reimbursement agreement at 25850 S. Ridgeland (See Note 2 for a description of the 25850 S. Ridgeland Tax Increment Financing Note (“TIF Note”)) plus non-cash impairment charges taken during the four quarter measurement period.

Year End December 31, 2009
FFO + $500	$(3,093)
Plus : Non-cash impairment charges	25,955
Less : Dividends declared	(3,606)

Surplus	$19,256

Performance Graph (1) (Dollars in whole dollars)

The following graph is a comparison of the five-year cumulative return of our Shares (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”), the National Real Estate Investment Trusts’ (“NAREIT”) All Equity Index and the National Counsel of Real Estate Investment Fiduciaries (“NCREIF”) Property Index, as peer group indices. The graph assumes that $100 was invested on December 31, 2004 in our Shares, the S&P 500 Index, the NAREIT All Equity Index and the NCREIF Property Index assuming that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our Shares will continue in line with the same or similar trends depicted in the graph below.

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

	Year ended December 31,
	2009	2008	2007	2006	2005
Operating Data:
Total revenues	$96,425	$97,519	$62,199	$39,179	$7,316
Operating expenses	86,493	105,494	57,569	35,914	7,062

Operating income (loss)	9,932	(7,975)	4,630	3,265	254
Interest income	92	298	1,411	1,211	524
Interest expense	(34,136)	(35,533)	(22,647)	(13,551)	(2,434)
Equity in (loss) income of unconsolidated affiliates	(8,277)	1,230	536	425	116
Gain (loss) on foreign currency derivative	—	1,492	(504)	—	—

Net loss from continuing operations	(32,389)	(40,488)	(16,574)	(8,650)	(1,540)
Net (loss) income from discontinued operations	(9,427)	2,263	2,366	1,731	1,552

Net (loss) income	(41,816)	(38,225)	(14,208)	(6,919)	12
Loss allocated to noncontrolling interests	2,205	5,651	572	156	11

Net (loss) income attributable to Excelsior LaSalle Property Fund, Inc.	(39,611)	(32,574)	(13,636)	(6,763)	23
Foreign currency translation adjustment	1,846	(2,848)	963	—	—

Net comprehensive (loss) income	$(37,765)	$(35,422)	$(12,673)	$(6,763)	$23

Weighted average shares outstanding	4,128,290	3,822,484	3,252,725	2,341,347	1,276,388
Net (loss) income attributable to Excelsior LaSalle Property Fund, Inc. per share—basic and diluted	$(9.59)	$(8.52)	$(4.19)	$(2.89)	$0.02
Cash distributions declared per common share	$0.875	$7.00	$7.00	$7.00	$7.00

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Investments in real estate—net of accumulated depreciation	$902,774	$957,974	$918,604	$504,133	$399,182
Investments in real estate and other assets held for sale	104,112	—	—	—	—
Total assets	1,017,140	1,084,805	1,070,188	635,694	502,344
Total debt	611,975	717,497	691,316	361,351	280,361
Liabilities held for sale	85,815	—	—	—	—
Total equity	289,323	323,616	331,595	244,258	188,867

	Year ended December 31,
	2009	2008	2007	2006	2005
Cash Flow Information:
Net cash flows provided by operating activities	$17,758	$19,983	$26,464	$9,941	$5,254
Net cash flows provided by (used in) investing activities	37,384	(37,933)	(391,619)	(118,800)	(222,170)
Net cash flows (used in) provided by financing activities	(27,305)	26,011	344,590	129,667	221,684
Other Data:
Funds from operations	$(3,593)	$26,149	$22,162	$16,821	$8,810
Funds from operations per share—basic and diluted (1)	$(0.87)	$6.84	$6.81	$7.18	$6.90

(1)	Funds from operations (“FFO”) does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America (“GAAP”), should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income to FFO.

The selected financial data presented above has been dramatically impacted by acquisitions made since the inception of the Fund. These acquisitions drastically impact the comparability of our results from operations, financial position and cash flows. We are uncertain how the results from operations, financial position and cash flows will be impacted should we make future acquisitions or dispositions.

FUNDS FROM OPERATIONS

Consistent with real estate industry and investment community preferences, we consider FFO as a supplemental measure of the operating performance for a real estate investment trust and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for these items related to noncontrolling interests and unconsolidated affiliates.

FFO does not give effect to real estate depreciation and amortization because these amounts are computed to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with a clearer view of our operating performance.

In order to provide a better understanding of the relationship between FFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided a reconciliation of GAAP net (loss) income attributable to Excelsior LaSalle Property Fund, Inc., to FFO. FFO does not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund cash needs.

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Net (loss) income attributable to Excelsior LaSalle Property Fund, Inc	$(39,611)	$(32,574)	$(13,636)	$(6,763)	$23
Plus: Real estate depreciation and amortization	32,695	56,129	28,433	16,182	2,577
Gain from sales of real estate	(2,530)	—	—	—	—
Real estate depreciation and amortization from discontinued operations	3,427	4,115	3,927	3,028	2,217
Real estate depreciation and amortization for noncontrolling interests	(2,260)	(6,462)	(1,198)	(445)	(19)
Real estate depreciation and amortization from unconsolidated real estate affiliates	4,686	4,941	4,636	4,819	4,012

Funds from operations	$(3,593)	$26,149	$22,162	$16,821	$8,810

Weighted average shares outstanding, basic and diluted	4,128,290	3,822,484	3,252,725	2,341,347	1,276,388
Funds from operations per share, basic and diluted	$(0.87)	$6.84	$6.81	$7.18	$6.90

Net loss for the year ended December 31, 2009 included impairment charges of $25,955. Adjusting FFO for these impairment charges results in an adjusted FFO of $22,362 and an adjusted FFO per share, basic and diluted of $5.42 for the year ended December 31, 2009. There were no impairment charges for the years ended December 31, 2008, 2007, 2006, and 2005.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2007 were comprised of:

•	Monument IV at Worldgate,

•	Havertys Furniture,

•	Hagemeyer Distribution Center (sold in 2009, excluded from December 31, 2009 Consolidated Properties),

•	25850 S. Ridgeland

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Waipio Distribution Center (sold in 2009, excluded from December 31, 2009 Consolidated Properties),

•	Marketplace at Northglenn,

•	the CHW Medical Office Portfolio,

•	Metropolitan Park North,

•	Stirling Slidell Shopping Centre,

•	9800 South Meridian,

•	18922 Forge Drive,

•	4001 North Norfleet Road,

•	Station Nine Apartments,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	The District at Howell Mill,

•	Canyon Plaza,

•	Railway Street Corporate Centre,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens,

•	Campus Lodge Columbia,

As of December 31, 2008 and 2009, our Consolidated Properties were also comprised of:

•	The Edge at Lafayette and

•	Campus Lodge Tampa.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consisted of Legacy Village and 111 Sutter Street as of December 31, 2009, 2008 and 2007. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one, five and ten-year time horizons and select investments that we believe meet our objectives. We own certain investments that provide us with significant cash flows that do not get treated as revenue under GAAP, but do get factored into our Cash on Cash Return calculations. Examples of such non-revenue generating cash flows include the ESTIP, TIF Note and the income guarantees from the seller of five student-oriented apartment communities we acquired in November 2007 and February 2008. For GAAP purposes, cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes. For GAAP purposes, cash received from the seller of the student-oriented apartment communities income guarantees received in 2008 were treated as a reduction of purchase price. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns (See Note 2).

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

Property Sector Diversification

Consolidated Properties

	Percent of Fair Value
	2009	2008
Office
Commercial Office	29%	30%
Medical Office	17%	15%
Retail	17%	20%
Industrial	14%	14%
Apartment	23%	21%

Unconsolidated Properties

	Percent of Fair Value
	2009	2008
Office
Commercial Office	46%	50%
Medical Office	—	—
Retail	54%	50%
Industrial	—	—
Apartment	—	—

Geographic Region Diversification

Consolidated Properties

	Percent of Fair Value
	2009	2008
East	11%	11%
West	44%	46%
Midwest	13%	11%
South	28%	28%
International	4%	4%

Unconsolidated Properties

	Percent of Fair Value
	2009	2008
East	—	—
West	46%	50%
Midwest	54%	50%
South	—	—
International	—	—

Future Lease Expirations

Consolidated Properties

	Total Square Footage	Annualized Minimum Base Rents	Percent of Annualized Minimum Base Rents
2010	333,000	$9,665	18.1%
2011	434,000	8,896	16.7%
2012	413,000	9,406	17.6%
2013	150,000	2,949	5.5%
2014	1,223,000	6,332	11.9%
2015	132,000	2,108	4.0%
2016	115,000	1,467	2.7%
2017	1,507,000	6,807	12.8%
2018	31,000	552	1.0%
2019	22,000	280	0.5%
2020 and thereafter	992,000	4,894	9.2%

(1)	Does not includes 4,489 leases totaling approximately 2,003,000 square feet and approximately $28,860 in annualized minimum base rent associated with our seven apartment investments.

Unconsolidated Properties

	Total Square Footage	Annualized Minimum Base Rents	Percent of Annualized Minimum Base Rents
2010	105,000	$3,993	17.4%
2011	68,000	3,578	15.6%
2012	7,000	227	1.0%
2013	89,000	3,361	14.6%
2014	60,000	1,647	7.2%
2015	15,000	545	2.4%
2016	42,000	1,802	7.9%
2017	1,000	60	0.3%
2018	79,000	1,722	7.5%
2019	103,000	1,778	7.7%
2020 and thereafter	218,000	4,225	18.4%

Ten-Year Debt Repayment

Consolidated Properties

	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2010	8,284	1.2%	5.35%
2011	57,875	8.5%	5.21%
2012	36,209	5.3%	5.52%
2013	120,777	17.8%	5.64%
2014	159,301	23.4%	5.62%
2015	52,910	7.8%	5.61%
2016	90,525	13.3%	5.62%
2017	122,711	18.1%	5.43%
2018	666	0.1%	5.30%
2019 and thereafter	31,081	4.5%	5.30%

Unconsolidated Properties

	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2010	3,123	2.1%	5.62%
2011	3,742	2.5%	5.62%
2012	3,958	2.6%	5.62%
2013	4,186	2.8%	5.62%
2014	82,993	55.2%	5.58%
2015	52,380	34.8%	5.58%
2016	—	—	—
2017	—	—	—
2018	—	—	—
2019 and thereafter	—	—	—

Fund portfolio leverage (calculated as our share of the current property debt balance divided by the fair value of all of our real estate investments) was limited to approximately 65% loan-to-value measured at the time we made our investments. Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Our directors have approved the Fund operating with this higher portfolio leverage ratio as a result of the decline in values of our properties. We relied primarily on long-term fixed-rate financing to lock in favorable spreads between real estate income yields and mortgage interest rates, and strive to maintain a balanced schedule of debt maturities.

Going forward, we intend to reduce the overall leverage on the Fund, subject to having available capital, through principal amortization on existing loans, refinancing maturing property level debt at lower leverage amounts and selective property dispositions.

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

Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. During the year ended December 31, 2009, the Fund recorded impairment charges on consolidated real estate properties totaling $18,686. The Fund did not have impairment charges in 2008 or 2007.

The Fund evaluates the carrying value of its investments in unconsolidated joint ventures using the equity method of accounting in accordance with the authoritative guidance. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at least annually and determine if an “other-than-temporary” impairment exists and, if so, assess our ability to recover our carrying cost of the investment. During the year ended December 31, 2009, the Fund recorded an “other-than-temporary” impairment charge on its investment in the Legacy Village property in the amount of $7,269. The Fund did not have an “other-than-temporary” impairment in any of its investments in unconsolidated joint ventures in 2008 or 2007.

Results of Operations

General

Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in income of unconsolidated affiliates.

Results of Operations for the years ended December 31, 2009 and 2008:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties currently classified as continuing operations and owned by us at December 31, 2009, which were also owned by us during the entire year ended on December 31, 2008 and classified as held for use. Comparable real estate investments at December 31, 2009 include all real estate investments except Havertys Furniture, 25850 S. Ridgeland, Georgia Door Sales Distribution Center, 105 Kendall Park Lane, Hagemeyer Distribution Center, Waipio Shopping Center, The Edge at Lafayette, and Campus Lodge Tampa.

Revenues

	Total Fund
	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Revenues:
Minimum rents	$76,153	$78,686	$(2,533)	(3.2)%
Tenant recoveries and other rental income	20,272	18,833	1,439	7.6%

Total revenues	$96,425	$97,519	$(1,094)	(1.1)%

Included in minimum rents, as a net increase, are above- and below-market lease amortization (See Note 2) of $1,517 and $1,959 for the years ended December 31, 2009 and 2008, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $459 and $1,314 for the years ended December 31, 2009 and 2008, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Revenues:
Minimum rents	$67,830	$70,719	$(2,889)	(4.1)%
Tenant recoveries and other rental income	19,721	18,414	1,307	7.1%

Total revenues	$87,551	$89,133	$(1,582)	(1.8)%

	Total Revenues Reconciliation
	Year Ended December 31, 2009	Year Ended December 31, 2008
Total revenues:
Comparable real estate investments	$87,551	$89,133
Non-comparable real estate investments	8,874	8,386

Total revenues	$96,425	$97,519

Minimum rents at comparable real estate investments decreased by $2,889 for the year ended December 31, 2009 as compared to the same period in 2008. The decrease resulted from an approximate $1,777 decrease in minimum rent at Cabana Beach Gainesville due to a decrease in occupancy and rental rates in 2009 as compared to 2008. The decrease also stemmed from a $746 decrease at Stirling Slidell Shopping Centre due to the Circuit City bankruptcy during the fourth quarter of 2008, a $677 decrease at 9800 South Meridian due to a decrease in occupancy as well as a $177 decrease at Railway Street Corporate Centre due to the impact of foreign currency translation. This decrease was partially offset by an approximate $677 increase at Campus Lodge Columbia and a $346 increase at Cabana Beach San Marcos due to increases in occupancy and rental rates during 2009 as compared to 2008.

Tenant recoveries and other rental income at comparable real estate investments increased by $1,307 for the year ended December 31, 2009 over the same period in 2008. The increase in tenant recoveries was primarily due to increases in recoverable real estate taxes at the CHW Medical Office Portfolio for $737 and 9800 South Meridian for $286. An additional increase stemmed from an approximate $162 increase in other income at Cabana Beach Gainesville due to an agreement reached with the property management company for payments on short-term leases.

Operating Expenses

	Total Fund
	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$11,976	$11,713	$263	2.2%
Property operating	25,056	24,284	772	3.2%
Manager and advisor fees	6,413	9,035	(2622)	(29.0)%
Fund level expenses	2,518	2,449	69	2.8%
Provision for doubtful accounts	861	935	(74)	(7.9)%
General and administrative	1,370	949	421	44.4%
Provision for impairment of real estate	5,604	—	5,604	—%
Depreciation and amortization	32,695	56,129	(23,434)	(41.8)%

Total operating expenses	$86,493	$105,494	$(19,001)	(18.0)%

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in our NAV. NAV will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in manager and advisor fees from 2008 to 2009 relate to the fixed management and advisory fee.

Our Fund level expenses in 2009 and 2008 were subject to the Expense Limitation Agreement with the Manager (See Note 8), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance, administration related costs and Share offerings. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of December 31, 2009 and December 31, 2008, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2010, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion.

Provision for doubtful accounts relate to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant Provisions for doubtful accounts in 2008 and 2009 relate mainly to minimum rents and unit damage charges at some of our student-oriented apartment communities for tenants whose leases have expired as well as to tenant bankruptcies at some of our multi-tenant retail and office properties.

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

We expect depreciation and amortization expense to increase when we acquire new real estate investments. Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$11,065	$10,927	$138	1.3%
Property operating	20,913	20,877	36	0.2%
Provision for doubtful accounts	679	832	(153)	(18.5)%
General and administrative	871	841	30	3.5%
Provision for impairment of real estate	5,604	—	5,604	—%
Depreciation and amortization	30,109	45,894	(15,785)	(34.4)%

Total operating expenses	$69,241	$79,371	$(10,130)	(12.8)%

	Operating Expenses Reconciliation
	Year Ended December 31, 2009	Year Ended December 31, 2008
Total operating expenses:
Comparable real estate investments	$69,241	$79,371
Non-comparable real estate investments	8,321	14,639
Manager and advisor fees	6,413	9,035
Fund level expenses	2,518	2,449

Total operating expenses	$86,493	$105,494

Real estate taxes expense at comparable real estate investments increased by $138 for the year ended December 31, 2009 compared to the same period of 2008. Increases stemmed from re-assessments and increased tax rates at 9800 South Meridian for $255 and at the Marketplace at Northglenn for $225. These increases were partially offset by a decrease of $354 at CHW Medical Office Portfolio related to a true-up to re-assessed values.

Property operating expenses remained relatively flat at comparable real estate investments when comparing the year ended December 31, 2009 with the same period of 2008.

The decrease in provision for doubtful accounts at comparable real estate investments is mainly related to a $110 decrease from 2008 to 2009 in uncollectable minimum rents and unit damage charges at some of our student-oriented apartment communities for tenants whose leases have expired. This decrease is offset by an increase at the CHW Medical Office Portfolio of $44 as the prior year included recoveries that did not occur in 2009.

The increase in general and administrative expense at comparable properties is primarily related to certain non-reimbursable state and local taxes and general property level legal costs related to leasing matters.

The increase in provision for impairment of real estate relates to an impairment charge taken on 9800 South Meridian in order to write the property down to its fair value.

The decrease in depreciation and amortization expense at comparable real estate investments is primarily related to decreases in in-place lease amortization of $11,088 at our student housing properties and $2,007 at the CHW Medical Office Portfolio. An additional decrease stemmed from the decrease of $1,232 at Metropolitan Park North as the property was classified as held for sale during July 2007 and later removed from this classification during the first quarter of 2008. As a result of this change in classification, the year ended December 31, 2008 includes additional depreciation to make up for the period when Metropolitan Park North was classified as held for sale, during which no depreciation charges were taken. Another decrease stemmed from the decrease at Stirling Slidell Shopping Centre related to the acceleration of amortization of an in-place lease intangible asset in 2008 related to the Circuit City bankruptcy in the amount of $675.

Other Income and Expenses

	Total Fund
	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Other income and (expenses):
Interest income	$92	$298	$(206)	(69.1)%
Interest expense	(34,136)	(35,533)	1,397	3.9%
Equity in (loss) income of unconsolidated affiliates	(8,277)	1,230	(9,507)	(772.9)%
Gain on foreign currency derivative	—	1,492	(1,492)	—%

Total other income and (expenses):	$(42,321)	$(32,513)	$(9,808)	(30.2)%

Interest income decreased for the year ended December 31, 2009 over 2008 as a result of lower interest rates in 2009.

Interest expense decreased slightly from 2008 to 2009 primarily due to lower interest rates on our variable rate loans and a lower average balance borrowed on our line of credit. Interest expense includes the amortization of deferred finance fees of $714 and $751 for the years ended December 31, 2009 and 2008, respectively. Also included in interest expense for the years ended December 31, 2009 and 2008, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $214 and $184, respectively.

Equity in (loss) income of unconsolidated affiliates decreased by $9,507 due primarily to an impairment charge of $7,269 taken on our investment in Legacy Village in 2009. The impairment charged stemmed from the continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry. The impairment charge was triggered by several negative factors, including an estimated loss in value due to weakness of our retail tenant base related to requests for rent relief and the loss of some smaller tenants. Further decreases in the equity in (loss) income of unconsolidated affiliates stems from a decrease of equity income at Legacy Village of $1,636 from equity income of $1,281 for the year ended December 31, 2008 to equity loss of $355 for year ended December 31, 2009. The decrease in equity income stemmed from an increase in the amount of income allocated to other partners as the Fund had completed its preferred return allocation and decreased occupancy at the property as well as termination fee income received in 2008 that did not occur in 2009. Equity in the loss from 111 Sutter Street increased by $602 from equity loss of $51 for the year ended December 31, 2008 to equity loss of $653 for the year ended December 31, 2009. The increase in loss at 111 Sutter Street was mainly a result of decreased occupancy.

Gain on foreign currency derivatives relates to the change in fair value of the foreign currency forward contracts that were held in 2008 and matured on December 31, 2008.

Discontinued Operations

	Total Fund Real Estate Investments
	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Discontinued Operations:
(Loss) income from discontinued operations	$(11,957)	$2,263	$(14,220)	(628.4)%
Gain on sale of discontinued operations	2,530	—	2,530	—%

Total income from discontinued operations	$(9,427)	$2,263	$(11,690)	(516.6)%

The decrease in (loss) income from discontinued operations is primarily related to $13,082 provision for impairment taken on our properties which are classified as held for sale as of December 31, 2009, the $1,003 loss on extinguishments of debt related to prepayment premiums and unamortized deferred financing fees for properties which were sold during 2009, and $302 related to partial period of ownership in 2009 for Hagemeyer Distribution Center and Waipio Shopping Center compared to a full year of ownership in the year ended December 31, 2008. We recognized a $2,530 gain on sale associated with the sales of Hagemeyer Distribution Center and Waipio Shopping Center in 2009.

Results of Operations for the years ended December 31, 2008 and 2007:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties currently classified as continuing operations and owned by us at December 31, 2008, which were also owned by us during the entire year ended on December 31, 2007. Comparable real estate investments at December 31, 2008 include Monument IV at Worldgate, Marketplace at Northglenn, the CHW Medical Office Portfolio, Metropolitan Park North, Stirling Slidell Shopping Center and 9800 South Meridian.

Revenues

	Total Fund
	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Revenues:
Minimum rents	$78,686	$48,569	$28,117	57.9%
Tenant recoveries and other rental income	18,833	13,630	5,203	38.2%

Total revenues	$97,519	$62,199	$33,320	53.6%

Increases in revenue line items from 2007 to 2008 are primarily attributable to the acquisition of the real estate investments that occurred during 2007 and 2008.

Included in minimum rents, as a net increase, are above- and below-market lease amortization (See Note 2) of $1,959 and $1,898 for the years ended December 31, 2008 and 2007, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $1,314 and $1,493 for the years ended December 31, 2008 and 2007, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Revenues:
Minimum rents	$35,255	$34,590	$665	1.9%
Tenant recoveries and other rental income	12,596	11,335	1,261	11.1%

Total revenues	$47,851	$45,925	$1,926	4.2%

	Total Revenues Reconciliation
	Year Ended December 31, 2008	Year Ended December 31, 2007
Total revenues:
Comparable real estate investments	$47,851	$45,925
Non-comparable real estate investments	49,668	16,274

Total revenues	$97,519	$62,199

Minimum rents at comparable real estate investments increased by $665 for the year ended December 31, 2008 as compared to the same period in 2007. The increase resulted from an approximate $1,140 increase in minimum rent at 9800 South Meridian due to a new lease of approximately 60,000 square feet that began in the first quarter of 2008 and an increase in minimum rents at Stirling Slidell Shopping Centre of approximately $330 due to the acceleration into minimum base rents of a below market lease intangible liability related to Circuit City, which vacated its lease early. The increases were partially offset by an approximate $465 decrease at the CHW Medical Office Portfolio due to decreased occupancy and conversions from gross leases to net leases. The change in minimum rents was also impacted by a decrease of approximately $370 at Metropolitan Park North due to recapture of above market lease amortization resulting from the property being reclassified to property held and used from held for sale.

Tenant recoveries and other rental income increased by $1,261 for the year ended December 31, 2008 over the same period in 2007 mainly as a result of two items. First, the primary increase was due to an approximate $1,120 increase in recoveries at the CHW Medical Office Portfolio related to conversions from gross leases to net leases and increased operating expenses. Second, an approximate $150 increase at Monument IV at Worldgate mainly related to increases in real estate taxes and operating expenses.

Operating Expenses

	Total Fund
	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$11,713	$6,276	$5,437	86.6%
Property operating	24,284	11,833	12,451	105.2%
Manager and advisor fees	9,035	7,426	1,609	21.7%
Fund level expenses	2,449	2,656	(207)	(7.8)%
Provision for doubtful accounts	935	379	556	146.7%
General and administrative	949	566	383	67.7%
Depreciation and amortization	56,129	28,433	27,696	97.4%

Total operating expenses	$105,494	$57,569	$47,925	83.2%

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

Our Fund level expenses in 2008 and 2007 were subject to the Expense Limitation Agreement with the Manager (See Note 8), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance, administration related costs and Share offerings. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of December 31, 2008 and December 31, 2007, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2010, after which time we will be responsible for all expenses as incurred, unless the agreement is renewed by the Manager and the Fund at their discretion.

Provision for doubtful accounts relate to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2007 to 2008 relate to minimum rents and unit damage charges at some of our student-oriented apartment communities for tenants whose leases have expired as well as to tenant bankruptcies at some of our multi-tenant retail and office properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. Increase in general and administrative expenses from 2007 to 2008 relate mainly to bank fees and state taxes.

We expect depreciation and amortization expense to increase when we acquire new real estate investments. Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Operating expenses:
Real estate taxes	$5,903	$4,867	$1,036	21.3%
Property operating	10,452	9,812	640	6.5%
Provision for doubtful accounts	325	372	(47)	(12.6)%
General and administrative	531	535	(4)	(0.7)%
Depreciation and amortization	20,166	18,216	1,950	9.2%

Total operating expenses	$37,377	$33,802	$3,575	10.6%

	Operating Expenses Reconciliation
	Year Ended December 31, 2008	Year Ended December 31, 2007
Total operating expenses:
Comparable real estate investments	$37,377	$33,802
Non-comparable real estate investments	56,633	13,685
Manager and advisor fees	9,035	7,426
Fund level expenses	2,449	2,656

Total operating expenses	$105,494	$57,569

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

Other Income and Expenses

	Total Fund
	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Other income and (expenses):
Interest income	$298	$1,411	$(1,113)	(78.9)%
Interest expense	(35,533)	(22,647)	(12,886)	(56.9)%
Equity in income of unconsolidated affiliates	1,230	536	694	129.5%
Gain (loss) on foreign currency derivative	1,492	(504)	1,996	396.0%

Total other income and (expenses):	$(32,513)	$(21,204)	$(11,309)	(53.3)%

Interest income decreased for the year ended December 31, 2008 over 2007 as a result of investing less average cash balances in 2008 than were invested in 2007 and lower interest rates.

Interest expense increased from 2007 to 2008 primarily due to the acquisition of real estate investments that occurred throughout 2007 and the first quarter of 2008. Interest expense includes the amortization of deferred finance fees of $751 and $488 for the years ended December 31, 2008 and 2007, respectively. Also included in interest expense for the years ended December 31, 2008 and 2007, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $184 and $121, respectively.

Equity in income of unconsolidated affiliates increased by $694 as equity in the income at 111 Sutter Street decreased by $42 from equity loss of $9 for the year ended December 31, 2007 to equity loss of $51 for the year ended December 31, 2008. Equity income from Legacy Village increased by $736 from equity income of $545 for the year ended December 31, 2007 to equity income of $1,281 for the year ended December 31, 2008. The increase at Legacy Village resulted mainly from lease termination fees earned in 2008.

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

Discontinued Operations

	Total Fund Real Estate Investments
	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Discontinued Operations:
Income from discontinued operations	$2,263	$2,366	$(103)	(4.4)%

Total income from discontinued operations	$2,263	$2,366	$(103)	(4.4)%

Income from discontinued operations consists of the net income from Havertys Furniture, 25850 S. Ridgeland, Georgia Door Sales Distribution Center, 105 Kendall Park Lane, 4001 North Norfleet Road, Hagemeyer Distribution Center and Waipio Shopping Center. The decrease of income from discontinued operations is primarily due to an increase in unrecoverable expenses at Waipio Shopping Center and decreases in interest income at all the properties.

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

•  Proceeds from our unsecured term loan

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

•  Acquisitions of new real estate

•  Expansion of existing properties

•  Tenant improvements and leasing commissions

•  Debt repayment requirements, including both principal and interest

•  Repurchases of our Common Stock

• Draws from lender escrow accounts

The sources and uses of cash for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change
Net cash provided by operating activities	$17,758	$19,983	$(2,225)
Net cash provided by (used in) investing activities	37,384	(37,933)	75,317
Net cash (used in) provided by financing activities	(27,305)	26,011	(53,316)

Our net cash flows provided by operating activities were impacted by an increase in net loss attributable to the Fund of $7,037 primarily due to increases in provision for impairments (including discontinued operations) of $18,686 and equity in loss of unconsolidated affiliates of $9,507 partially offset by decreases in depreciation and amortization of $23,434, manager and advisor fees of $2,622, and interest expense of $1,397. Our working capital, which consists of cash, tenant accounts receivable and prepaid and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2008 and December 31, 2009 by the following items:

•	a decrease in prepaid expenses and other assets as well as tenant accounts receivable (including discontinued operations) of $466 and $233, respectively due to timing of collections; and

•

decreases in manager and advisor fees payable of $960 due to a decrease in NAV during 2009, accounts payable and accrued expenses of $557 due to timing of payments, accrued real estate taxes of $444 due to timing of payments and successful real estate tax appeals at existing properties.

Cash provided by (used in) investing activities increased as a result of sale proceeds received from the Hagemeyer Distribution Center and Waipio Shopping Center of $40,305 in addition to a $34,412 decrease in acquisition activity for the twelve months ended December 31, 2009 as compared to the same period in 2008. Cash (used in) provided by financing activities decreased for the twelve months ended December 31, 2009 over the same period in 2008 as a result of (i) a decrease in Share issuances of $65,439 offset by a decrease in Share repurchases of $25,527, (ii) a decrease in net borrowings of $19,724, as a result of less acquisition activity in 2009 than in 2008, (iii) an increase in principal payments of $29,754, mainly related to the sale of Hagemeyer Distribution Center and Waipio Shopping Center, and (iv) a decrease in net credit facility borrowings of $26,500.

Financing

We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We attempted to limit overall portfolio leverage to 65% at the time we made our investments (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of all our real estate investments). Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Based upon the valuation declines in our portfolio, we estimate our current loan-to-value to be approximately 85%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2009 and 2008 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	2009		2008
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$666,728	5.59%	$695,001	5.57%
Variable	31,111	2.06%	23,604	2.76%

Total	$697,839	5.43%	$718,605	5.48%

Unconsolidated Debt

	2009		2008
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$88,688	5.60%	$89,927	5.60%
Variable	—	—	—	—

Total	$88,688	5.60%	$89,927	5.60%

We have placed mostly fixed-rate financing with maturities through 2027. At December 31, 2009, we had one floating rate loan at LIBOR plus 160 basis points (1.83% at December 31, 2009) and a borrowing on our line of credit at 2.24%. At December 31, 2008, we had one floating rate loan at LIBOR plus 160 basis points (2.04% at December 31, 2008) and a borrowing on our line of credit at 3.75%.

Covenants

At December 31, 2009, we were in compliance with all debt covenants.

Line of Credit / Term Loan

On February 19, 2010, we replaced our existing line of credit with a $17,000 term loan with a $6,000 letter of credit sub-limit provided by PNC Bank, National Association. The term loan bears interest at LIBOR plus 3.75%, with a LIBOR floor of 1.00%. The term loan requires quarterly principal amortization of $2,125 and can be prepaid anytime without penalty. The term loan matures on February 19, 2012. We have one letter of credit issued under the term loan for $3,900.

Our previous $50,000 line of credit agreement which expired in February 2010, was provided by PNC Bank, National Association BMO Capital Markets Financing, Inc. and Bank of America, N.A. (“BANA”), an affiliate of the Manager. The line of credit carried an interest rate that approximates LIBOR plus 1.50% to 2.00% based on certain covenant provisions or a base rate which was the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. We had $17,500 borrowed at 2.24% on our line of credit at December 31, 2009, and $10,000 borrowed at 3.50% at December 31, 2008. As of December 31, 2009, we had issued two letters of credit from our line of credit totaling approximately $5,430, which were used as additional collateral on various mortgage loans. As of December 31, 2009, we were in compliance with the terms of our line of credit. At December 31, 2009, we had approximately $27,070 available to draw on our line of credit.

The monies borrowed on our term loan are expected to be repaid from two sources:

•	cash flow generated by the Fund Portfolio; and

•	sales of real estate investments.

Recent Events and Outlook

Given the uncertain economic climate and extraordinary conditions in the commercial real estate industry, management has made it a priority to implement a cash conservation strategy designed to strengthen our balance sheet and protect the value of the Fund’s assets. Through the establishment of cash reserves, management aims to equip the Fund with sufficient resources to address the portfolio’s fluctuating working capital needs, future capital expenditures, existing loan amortizations, and nearer-term debt maturities until market conditions stabilize. Several action steps have been taken toward this objective including reductions in discretionary expenditures, the suspension of dividend payments and the redemption of Shares through tender offers, and selected property sales. Furthermore, amidst an extremely strained market in which transaction volumes are down approximately 75% year-to-date from the same period in 2008, the Fund successfully executed two property dispositions at or above cost and carrying value: Hagemeyer Distribution Center (purchased in December 2004 for $10.2 million and sold in June 2009 for $10.4 million) and Waipio Shopping Center (purchased in August 2005 for $30.5 million and sold in September 2009 for $30.9 million). The combination of suspending dividends and Share redemptions, coupled with the proceeds generated from property sales, has strengthened the Fund’s balance sheet and moved the Fund into an improved cash position: at December 31, 2009, the Fund had accumulated a cash balance of $32.3 million and had retired a $19.5 million liability associated with Waipio Shopping Center’s 2010 debt maturity.

For the remainder of 2010, we will continue to monitor the broader economic slowdown and, as best we can, mitigate the impacts of weakening property fundamentals on our portfolio. The duration and magnitude of the current recession has exceeded expectations and historical precedents causing even the most conservative and defensive investment strategies to underperform. We will continue to be responsive to changes in market conditions that may require us to adopt a more defensive posture in the management of our balance sheet. These defensive tactics may include, but not be limited to, disposition of non-strategic assets, renegotiation of debt and joint venture agreements, establishing cash reserves for future capital needs, continuing the suspension of dividend payments and the redemption of Shares through tender offers. In this regard, management recommended, and our board of directors agreed, that it was not in the best interest of the Fund to declare a dividend for the second, third and fourth quarter of 2009 and first quarter of 2010. We cannot provide assurance with respect to the amount of dividends, if any, that we will pay in the future.

While we historically provided limited liquidity to our stockholders by conducting tender offers, we did not and do not guarantee that sufficient cash will be available at any particular time to fund repurchases of our Shares. In this regard, we did not conduct a tender offer during the year ended December 31, 2009, and, in order to preserve cash in light of the current market environment, we do not intend to repurchase Shares for the immediate future. The timing of future tender offers, if any, will be at the discretion of our board of directors, based on, among other things, the Fund’s need for liquidity.

The Fund is considering additional property dispositions as a means of generating cash. Selective dispositions will be considered in situations where a fair and reasonable value may be achieved and the transaction furthers the Fund’s strategic goals. The Fund will consider a disposition of non-strategic properties when it creates liquidity, deleverages the Fund and reduces risk (debt maturity and tenant lease related risk). The Fund does not intend to participate in distressed asset sales that negatively impact the Fund’s longer-term performance.

The Fund analyzed its options to access additional capital to assist it in reducing leverage, restoring dividends and/or providing an effective liquidity mechanism to investors. However, under current market conditions, management believes it will be difficult to raise capital on terms that are beneficial to existing stockholders.

The Fund was able to obtain a $17,000 two year term loan to replace the expiring line of credit. The term loan allows the Fund to retain cash reserves that will be used to fund a portion of our capital expenditures, mortgage principal amortization and other working capital requirements.

On March 12, 2010, the Manager proposed and the Board of Directors approved a reduction in the annual fixed fee paid to the Manager from 0.75% of NAV to 0.10% of NAV, which will result in a reduction of the total annual fixed fee paid by us to the Advisor and Manager from 1.5% of NAV to 0.85% of NAV. In addition, the Manager will forgo its participation in the variable fee and the aggregate annual variable fee will be reduced by that amount. The fee reductions will be retroactive to January 1, 2010 and are for an indefinite period. The Manager, with the prior approval of the Board, may discontinue either waiver at any time. Otherwise, the Agreement continues in effect in all material respects.

Contractual Cash Obligations and Commitments

The following table below aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2009. The table does not include commitments with respect to the purchase of services from the Manager and the Advisor, as future payments due on such commitments cannot be determined.

Obligations	Total	Payments due by period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$1,088,574	$75,219	$187,542	$430,259	$395,554
Loan escrows	11,212	374	9,642	749	447

Total	$1,099,786	$75,593	$197,184	$431,008	$396,001

(1)	Includes interest expense calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2009, which was 5.59%. Since the interest rates on certain loans are based on a spread over LIBOR, the rates will periodically change; therefore, interest expense for all variable-rate debt was calculated using the effective interest rates of the underlying borrowings at December 31, 2009, which was an average interest rate of 2.89%.

As our portfolio of properties has been relatively static over the last two years (except for selected dispositions) and in response to the broader financial crisis and recessionary environment, we have prioritized the use of cash generated from operations and dispositions to strengthen our balance sheet. This strengthening has occurred as we have significantly reduced our borrowings on our line of credit, we have extended the term and relaxed the covenants on this credit facility, and we have substantially increased our liquidity through accumulating cash reserves that may be necessary for the management of our properties.

To reduce the dilutive impact to stockholders created by maintaining cash reserves, our Manager and Advisor have agreed to waive 1.0% of their combined 1.5% fixed fee expense (See Note 8). The reduced fee will apply to cash reserves generated by capital raised through the sale of Shares to stockholders.

We had one long-term debt maturity balloon payment due in January 2010 collateralized by 9800 Meridian in the aggregate amount of $13,611, which was extended and now matures in January 2011. We have one additional long-term debt maturity balloon payment due in September 2011 collateralized by Monument IV at Worldgate in the aggregate amount of $37,365. We intend to refinance this loan, or a portion of this loan, with a new long-term loan. In the event we cannot refinance this loan, we expect to pay down the debt maturity from operating cash flow and cash on hand. However, there can be no assurance that we will have such cash available at the time this debt matures.

We intend to actively monitor and manage our available liquidity to ensure the long-term viability of the Fund.

Commitments

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $855 per year into an escrow account to fund future tenant improvements and leasing commissions, and the cumulative maximum required to be put into escrow at any one point in time is $1,900. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At December 31, 2009, we had approximately $1,548 deposited in this escrow, and we expect to fund approximately $855 during 2010. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At December 31, 2009, our capital account escrow account balance was $634. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North required that on April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. We satisfied this reserve requirement with a letter of credit, which was posted on March 23, 2009. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 letter of credit to us. If the tenant fails to provide notice of its renewal by September 30, 2010, we are obligated to post an additional $2,800 reserve into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s). If required, the Fund plans on satisfying the additional $2,800 reserve requirement with a letter of credit collateralized by cash on hand.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should the tenant not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the lease. The Fund can avoid reserving the rental payments by delivering a letter of credit to the lender for $2,400 on September 1, 2010. The Fund expects to fund the reserve, if required to do so, from the rental payments received from the tenant. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has renewed its lease or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of December 31, 2009, we had deposited approximately $194 into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of their desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of December 31, 2009, we have not received an expansion notice from the tenant.

The debt associated with 9800 Meridian requires that all property level cash flow is deposited in lender-directed accounts to cover future capital, debt service, tax, and insurance requirements. The lender has the sole right to direct any disposition of the cash. As of December 31, 2009 we had $1,000 deposited in escrows with the lender.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as additional collateral for mortgage debt on properties we own. At December 31, 2009 and 2008, we had approximately $5,580 and $3,015, respectively, in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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

We anticipate that operating cash flow, cash on hand, proceeds from dispositions of real estate investments, or refinancings will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our stockholders in accordance with the requirements of the Code.

Recently Issued Accounting Pronouncements And Developments

In December 2007, the Financial Accounting Standards Board (“FASB”) amended guidance for noncontrolling interests requiring (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We adopted this guidance on January 1, 2009. The adoption of this provision did not have a material impact on the Fund’s consolidated financial position and results of operations, but does have an impact on the presentation of noncontrolling interest in our financial statements.

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

In June 2009, FASB issued amended guidance related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Fund will adopt this guidance on January 1, 2010 and has determined that it will deconsolidate some of its investments in real estate assets. In all these cases, the Fund determined that its equity interest in the real estate assets represented a variable interest in a VIE. Additionally, in all these cases, the Fund determined that it lacked the power to direct the activities that most significantly impact the VIE’s economic performance.

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

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. As of December 31, 2009, we had consolidated debt of $697,839, which included $31,111 of variable-rate debt. Including the $1,322 net discount on the assumption of debt, we have consolidated debt of $696,517 at December 31, 2009. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $31,111 of variable-rate debt would have resulted in an approximately $78 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

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

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2009, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $85,067 lower than the carrying value of $696,517. If treasury rates were 25 basis points higher at December 31, 2009, the fair value of our mortgage notes payable and other debt payable would have been approximately $91,240 lower than the carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the year ended December 31, 2009, we recognized a foreign currency translation gain of $1,846 and for the year ended December 31, 2008, we recognized a foreign currency translation loss of $2,848. At December 31, 2009, a 10% unfavorable exchange rate movement would have decreased our foreign currency translation gain by approximately $1,105 to a foreign currency translation gain of approximately $741.

Item 8.	Financial Statements and Supplementary Data.

See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as the end of the period covered by this report. Based on management’s evaluation as of December 31, 2009, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-2, is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2010 annual meeting of stockholders (our “2010 Proxy Statement”) that we intend to file with the SEC no later than April 29, 2010.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding Directors and Executive Officers appearing under the heading “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2010 Proxy Statement is incorporated by reference. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

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

The information appearing in our 2010 Proxy Statement under the headings “Compensation,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

We do not have any compensation plans pursuant to which our equity securities are authorized for issuance.

The information appearing in our 2010 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information appearing in our 2010 Proxy Statement under the headings “Information Regarding the Board of Directors and its Committees” and “Transactions with Related Persons, and Certain Control Persons” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information appearing in our 2010 Proxy Statement under the headings “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” is incorporated herein by reference.

PART IV

Dollars are shown in thousands except Share and per Share amounts.

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements: See “Index to Financial Statements” at page F-1 below.

(2)	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2009” at page F-26 below.

(3)	The Index of Exhibits below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Excelsior LaSalle Property Fund, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

	By:	/S/ JAMES D. BOWDEN
Date: March 15, 2010		James D. Bowden President, Chief Executive Officer

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

Signature	Title	Date

/S/ JAMES D. BOWDEN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2010

/S/ STEVEN L. SUSS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2010

/S/ THOMAS F. MCDEVITT	Chairman of the Board of Directors	March 15, 2010

/S/ VIRGINIA G. BREEN	Director	March 15, 2010

/S/ JONATHAN B. BULKELEY	Director	March 15, 2010

/S/ PETER H. SCHAFF	Director	March 15, 2010

Exhibit Number	Description

3.1 (1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2 (2)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc., Adopted by the Board of Directors on December 18, 2006.

4.1 (3)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

10.1 (3)	Amended and Restated Management Agreement by and between Excelsior LaSalle Property Fund, Inc. and Bank of America Capital Advisors, Inc., dated as of June 19, 2007.

10.2 (1)*	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of June 16, 2004.

10.3	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of September 8, 2004.

10.4 (1)*	Investment Advisory Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of December 23, 2004.

10.5	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of December 23, 2004.

10.6	Investment Advisory Agreement Assumption Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A., LaSalle Investment Management, Inc. and UST Advisers, Inc. dated as of December 16, 2005.

10.7 (4)	Excelsior LaSalle Property Fund, Inc. Expense Limitation and Reimbursement Agreement, by and between Excelsior LaSalle Property Fund, Inc. and Bank of America Capital Advisors LLC, dated as of January 7, 2010.

10.8 (1)	Purchase Agreement for Metropolitan Park North.

10.9 (5)*	Purchase and Sale Agreement for The District at Howell Mill, dated May 13, 2007, by and among The District at Howell Mill, LLC, ELPF Howell Mill, LLC and Calloway Title and Escrow, L.L.C.

10.10 (6)*	Real Estate Purchase and Sale Agreement among Cabana Beach of San Marcos, L.P., Cabana South Beach Apartments LP and Excelsior LaSalle Property Fund, Inc. dated September 14, 2007 (the “Purchase and Sale Agreement”).

10.11 (6)	First Amendment to the Purchase and Sale Agreement dated October 1, 2007.

10.12 (6)*	Second Amendment to the Purchase and Sale Agreement dated October 9, 2007.

10.13 (6)	Third Amendment to the Purchase and Sale Agreement dated October 11, 2007.

10.14 (6)	Fourth Amendment to the Purchase and Sale Agreement dated October 12, 2007.

10.15	Amendment No. 1, dated December 4, 2009, to the Amended and Restated Management Agreement by and between Excelsior LaSalle Property Fund, Inc. and Bank of America Capital Advisors, Inc., dated as of June 19, 2007.

10.16	Amendment to the Investment Advisory Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of September 15, 2005.

14 (3)	Excelsior LaSalle Property Fund, Inc. Code of Business Conduct and Ethics Policy.

21	Subsidiaries of Excelsior LaSalle Property Fund, Inc.

24	Power of Attorney (see signature page to this Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission (the “SEC”) pursuant to confidential treatment requests filed with and approved by the SEC under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006.
(2)	Incorporated by reference to the Fund’s Annual Report on Form 10-K filed with the SEC on March 16, 2007.
(3)	Incorporated by reference to the Fund’s Annual Report on Form 10-K filed with the SEC on March 7, 2008.
(4)	Incorporated by reference to the Fund’s Current Report on Form 8-K filed with the SEC on January 8, 2010.
(5)	Incorporated by reference to the Fund’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007.
(6)	Incorporated by reference to the Fund’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.

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

As of December 31, 2009, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The effectiveness of our internal control over financial reporting has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which is included on page F-3 of this Form 10-K.

/S/ JAMES D. BOWDEN
James D. Bowden President and Chief Executive Officer

/S/ STEVEN SUSS
Steven Suss Chief Financial Officer

March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Excelsior LaSalle Property Fund, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of equity, and of cash flows present fairly, in all material respects, the financial position of Excelsior LaSalle Property Fund, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule as of December 31, 2009 and for the two years then ended listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for and presents noncontrolling interests in 2009. The change in presentation of noncontrolling interests was retroactively applied to all periods presented.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 15, 2010

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

	December 31,
	2009	2008
ASSETS
Investments in real estate:
Land	$119,541	$143,595
Buildings and equipment	706,126	818,320
Less accumulated depreciation	(56,856)	(44,888)

Net property and equipment	768,811	917,027
Investments in unconsolidated real estate affiliates	29,851	40,947
Investments in real estate and other assets held for sale	104,112	—

Net investments in real estate	902,774	957,974
Cash and cash equivalents	44,258	16,395
Restricted cash	6,574	5,304
Tenant accounts receivable, net	3,703	3,950
Deferred expenses, net	4,679	6,325
Acquired intangible assets, net	49,301	82,557
Deferred rent receivable, net	4,760	6,321
Prepaid expenses and other assets	1,091	5,979

TOTAL ASSETS	$1,017,140	$1,084,805

LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net	$611,975	$717,497
Liabilities held for sale	85,815	—
Accounts payable and other accrued expenses	9,393	10,292
Distributions payable	—	7,057
Accrued interest	2,867	3,192
Accrued real estate taxes	4,243	4,687
Manager and advisor fees payable	1,405	2,365
Acquired intangible liabilities, net	12,119	16,099

TOTAL LIABILITIES	727,817	761,189
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,135,635 and 4,032,563 shares issued and outstanding at December 31, 2009 and 2008, respectively	41	40
Additional paid-in capital	453,244	443,808
Accumulated other comprehensive loss	(39)	(1,885)
Distributions to stockholders	(78,361)	(74,755)
Accumulated deficit	(98,246)	(58,635)

Total Excelsior LaSalle Property Fund, Inc. stockholders’ equity	276,639	308,573

Noncontrolling interests	12,684	15,043

Total equity	289,323	323,616

TOTAL LIABILITIES AND EQUITY	$1,017,140	$1,084,805

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except per share amounts

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenues:
Minimum rents	$76,153	$78,686	$48,569
Tenant recoveries and other rental income	20,272	18,833	13,630

Total revenues	96,425	97,519	62,199
Operating expenses:
Real estate taxes	11,976	11,713	6,276
Property operating	25,056	24,284	11,833
Manager and advisor fees	6,413	9,035	7,426
Fund level expenses	2,518	2,449	2,656
Provision for doubtful accounts	861	935	379
General and administrative	1,370	949	566
Provision for impairment of real estate	5,604	—	—
Depreciation and amortization	32,695	56,129	28,433

Total operating expenses	86,493	105,494	57,569

Operating income (loss)	9,932	(7,975)	4,630
Other income and (expenses):
Interest income	92	298	1,411
Interest expense	(34,136)	(35,533)	(22,647)
Equity in (loss) income of unconsolidated affiliates	(8,277)	1,230	536
Gain (loss) on foreign currency derivative	—	1,492	(504)

Total other income and (expenses)	(42,321)	(32,513)	(21,204)

Loss from continuing operations	(32,389)	(40,488)	(16,574)
Discontinued operations:
(Loss) income from discontinued operations	(11,957)	2,263	2,366
Gain on sale of discontinued operations	2,530	—	—

Total (loss) income from discontinued operations	(9,427)	2,263	2,366

Net loss	(41,816)	(38,225)	(14,208)

Plus: Net loss attributable to the noncontrolling interests	2,205	5,651	572

Net loss attributable to Excelsior LaSalle Property Fund, Inc.	(39,611)	(32,574)	(13,636)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,846	(2,848)	963

Total other comprehensive income (loss)	1,846	(2,848)	963

Net comprehensive loss	$(37,765)	$(35,422)	$(12,673)

Net loss from continuing operations attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(7.31)	$(9.11)	$(4.92)
Total (loss) income from discontinued operations per share-basic and diluted	$(2.28)	$0.59	$0.73
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(9.59)	$(8.52)	$(4.19)

Weighted average common stock outstanding-basic and diluted	4,128,290	3,822,484	3,252,725

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF EQUITY

$ in thousands, except per share amounts

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2006	2,647,551	$27	$274,634	$—	$(26,184)	$(7,255)	$3,036	$244,258
Issuance of common stock	1,138,920	11	133,140	—	—	—	—	133,151
Repurchase of common stock	(199,621)	(2)	(21,247)	—	—	(2,236)	—	(23,485)
Net loss	—	—	—	—	—	(13,636)	(572)	(14,208)
Other comprehensive income	—	—	—	963	—	—	—	963
Cash contributed from noncontrolling interests	—	—	—	—	—	—	15,577	15,577
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(2,522)	(2,522)
Distributions declared ($7.00 per share)	—	—	—	—	(22,139)	—	—	(22,139)

Balance, December 31, 2007	3,586,850	$36	$386,527	$963	$(48,323)	$(23,127)	$15,519	$331,595
Issuance of common stock	654,450	6	79,872	—	—	—	—	79,878
Repurchase of common stock	(208,737)	(2)	(22,591)	—	—	(2,934)	—	(25,527)
Net loss	—	—	—	—	—	(32,574)	(5,651)	(38,225)
Other comprehensive loss	—	—	—	(2,848)	—	—	—	(2,848)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	5,964	5,964
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(789)	(789)
Distributions declared ($7.00 per share)	—	—	—	—	(26,432)	—	—	(26,432)

Balance, December 31, 2008	4,032,563	$40	$443,808	$(1,885)	$(74,755)	$(58,635)	$15,043	$323,616
Issuance of common stock	103,072	1	9,436	—	—	—	—	9,437
Net loss	—	—	—	—	—	(39,611)	(2,205)	(41,816)
Other comprehensive income	—	—	—	1,846	—	—	—	1,846
Cash contributed from noncontrolling interests	—	—	—	—	—	—	639	639
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(793)	(793)
Distributions declared ($0.875 per share)	—	—	—	—	(3,606)	—	—	(3,606)

Balance, December 31, 2009	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,246)	$12,684	$289,323

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,816)	$(38,225)	$(14,208)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (including discontinued operations)	22,574	22,619	12,037
Amortization of in-place lease intangible assets (including discontinued operations)	12,774	37,220	20,196
Amortization of net above-and below-market in-place leases (including discontinued operations)	(1,068)	(1,552)	(1,505)
Amortization of financing fees (including discontinued operations)	864	921	654
Amortization of debt premium and discount (including discontinued operations)	(214)	(184)	(121)
Amortization of lease commissions (including discontinued operations)	774	405	127
Gain on sale of real estate	(2,530)	—	—
Loss on extinguishment of debt	90	—	—
(Gain) loss on foreign currency derivative	—	(1,492)	504
Receipt on net settlement of foreign currency derivative	—	985	—
Provision for doubtful accounts	861	935	379
Provision for impairment of real estate (including discontinued operations)	18,686	—	(536)
Equity in loss (income) of unconsolidated affiliates	8,277	(1,230)	545
Distributions of income received from unconsolidated affiliates	—	911	—
Net changes in assets and liabilities:
Tenant accounts receivable	(665)	(2,809)	(533)
Deferred rent receivable	(878)	(1,679)	(1,981)
Prepaid expenses and other assets	468	3,034	714
Manager and advisor fees payable	(960)	(442)	1,020
Accounts payable and other accrued expenses	521	566	9,172

Net cash provided by operating activities	17,758	19,983	26,464
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(850)	(35,262)	(390,494)
Proceeds from sales of real estate investments	40,305	—	—
Capital improvements and lease commissions	(3,620)	(6,579)	(3,336)
Deposits for investments under contract	—	—	(1,700)
Deposits refunded for investments under contract	—	1,700	500
Distributions received from unconsolidated affiliates in excess of income	2,819	2,856	4,467
Loan escrows	(1,270)	(648)	(1,056)

Net cash provided by (used in) investing activities	37,384	(37,933)	(391,619)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	5,991	71,430	126,835
Repurchase of common stock	—	(25,527)	(23,485)
Distributions to stockholders	(7,217)	(17,019)	(14,364)
Distributions paid to noncontrolling interests	(793)	(789)	(654)
Contributions received from noncontrolling interests	639	1,030	—
Deposits for loan commitments	—	—	(349)
Return of loan commitments	—	349	485
Draws on credit facility	21,500	48,500	79,500
Payments on credit facility	(14,000)	(67,500)	(50,500)
Debt issuance costs	—	(516)	(2,866)
Proceeds from mortgage notes and other debt payable	7	19,731	232,179
Principal payments on mortgage notes and other debt payable	(33,432)	(3,678)	(2,191)

Net cash (used in) provided by financing activities	(27,305)	26,011	344,590

Net increase in cash and cash equivalents	27,837	8,061	(20,565)
Effect of exchange rates	26	(52)	(19)
Cash and cash equivalents at the beginning of the year	16,395	8,386	28,970

Cash and cash equivalents at the end of the year	$44,258	$16,395	$8,386

Supplemental disclosure of cash flow information:
Interest paid	$39,076	$41,141	$26,026

Interest capitalized	$—	$17	$61

Non-cash activities:
Assumption of mortgage loan and other debt payable	$1,050	$35,081	$69,254
Acquisition of intangible liability	2,110	—	—
Distributions payable	—	7,057	6,092
Stock issued through dividend reinvestment plan	3,446	8,448	6,315
Change in liability for capital expenditures	728	262	(550)
Noncontrolling interests	—	4,934	13,708
Havertys Furniture land purchase	—	—	3,144
Write-offs of receivables	654	856	145
Write-offs of retired assets	1,182	184	68

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

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of December 31, 2009, we wholly or majority owned and controlled 38 consolidated properties. As of December 31, 2009, we owned interests in two unconsolidated properties.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-K and Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

and the unconsolidated investments in real estate affiliates accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of variable interest entities in which we own less than a 100% interest. In determining whether we have a controlling interest in a non-wholly owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the members as well as whether the entity is a variable interest entity in which the Fund will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. With respect to our 80% interest in 111 Sutter Street, we have concluded that we do not control the entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing collateralized by assets of the venture. All significant intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling interests represent the minority members’ proportionate share of the equity in 9800 South Meridian, 18922 Forge Drive, The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, The Edge at Lafayette and Campus Lodge Tampa. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the implied fair value, based on the purchase price. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions.

Certain of the Fund’s joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Fund is not obligated to purchase the interest of its outside joint venture partners.

Certain reclassifications of prior period amounts have been made to the consolidated balance sheets and consolidated statements of cash flows. These reclassifications have been made to conform to the 2009 presentation. These reclassifications have not changed the Fund’s financial position as of December 31, 2008 and 2007 or consolidated results of operations or cash flows for the years ended December 31, 2008 and 2007.

Investments in Real Estate

Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of carrying value of the asset over its estimated fair value will be charged to operations. During the year ended December 31, 2009, the Fund recorded impairment charges on consolidated real estate properties totaling $18,686. The Fund did not have impairment charges in 2008 or 2007.

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

Starting in 2009, acquisition related costs are expensed as incurred. Previous treatment was to capitalize for successful acquisitions.

Maintenance and repairs are charged to expense when incurred. Expenditures for significant betterments and improvements are capitalized.

Properties held-for-sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Fair value is based upon the property’s most recent valuation. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale.

Investments in Unconsolidated Real Estate Affiliates

We account for our investments in unconsolidated real estate affiliates using the equity method whereby the costs of the investments are adjusted for our share of equity in net income or loss from the date of acquisition and reduced by distributions received and increased by contributions provided. The limited liability company agreements (“the Agreements”) with respect to the unconsolidated real estate affiliates provide that elements of assets, liabilities and funding obligations are shared in accordance with our ownership percentage. In addition, we share in the profits and losses, cash flows, distributions and other matters relating to our unconsolidated real estate affiliates in accordance with the Agreements.

To the extent that the Fund’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Fund’s share of equity in income (loss) of the unconsolidated affiliates.

The Fund evaluates the carrying value of its investments in unconsolidated joint ventures in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at least annually and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. During 2009, we determined that an other than temporary decline in the value of

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

our investment in Legacy Village existed and we recognized an impairment charge of $7,269. Due to the uncertain economic climate, we will continue to monitor this investment’s value on an on-going basis and will continue to assess the value of its investment in accordance with the authoritative guidance.

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. For the years ended December 31, 2009, 2008 and 2007, $879, $1,697 and $1,981, respectively, have been recognized as net straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases). Also included, as an increase to rent revenue, for the years ended December 31, 2009, 2008 and 2007, are $1,068, $1,552 and $1,505, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.

Percentage rents are recognized when earned as certain tenant sales volume targets, as specified by the lease terms, are met. For the years ended December 31, 2009, 2008 and 2007, $247, $574 and $421 in the aggregate, respectively, have been recognized in tenant recoveries and other rental income.

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At December 31, 2009 and 2008, our allowance for doubtful accounts was $710 and $503, respectively.

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. We maintain a portion of our cash in bank deposit accounts, which, at times, may exceed the federally insured limits. No losses have been experienced related to such accounts. We believe we place our cash with quality financial institutions.

Restricted Cash

Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts and loan commitments.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease as a component of amortization expense. Deferred expenses accumulated amortization at December 31, 2009 and 2008 was $3,321 and $2,540, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist principally of long-term notes receivable from local governments related to real estate tax rebates and sales tax sharing agreements. The acquisition of Marketplace at Northglenn included an Enhanced Sales Tax Incentive Program (“ESTIP”) note receivable from the local government that

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

allows us to share in sales tax revenue generated by the retail center until a specified amount has been paid to us. At December 31, 2008, $114 was owed to the Fund under the ESTIP agreement which was paid in full during 2009. The acquisition of 25850 S. Ridgeland included a Tax Increment Financing Note (a “TIF Note”) issued by the Village of Monee, which will reimburse to us approximately 90% of the real estate tax payments made on the property through 2016 or until the TIF note receivable is repaid. The TIF Note bears interest at 7%. At December 31, 2009 and 2008, respectively, $4,367 and $4,547 were the remaining balance owed to the Fund. Cash received from the Marketplace at Northglenn ESTIP and 25850 S. Ridgeland TIF Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes.

Foreign Exchange

We utilize the U.S. dollar as our functional currency, except for our Canadian operations, which use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at average rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income.

Derivative Instruments

In August 2007, we entered into foreign currency forward contracts, to economically hedge our foreign exchange exposure, for exchanges between United States Dollars and Canadian Dollars. We contracted to buy United States Dollars with Canadian Dollars at each quarter end through and ending on December 31, 2008. We did not designate these forward contracts as accounting hedges. In accordance with the authoritative guidance on accounting for derivative instruments and hedging activities, these derivatives were recorded at fair value within accounts payable and other accrued expenses on the Consolidated Balance Sheets with gains and losses reported in gain (loss) on foreign currency derivative in the Consolidated Statement of Operations and Comprehensive Loss. We do not enter into foreign exchange forward contracts for trading purposes. We settled the foreign currency forward contract on December 31, 2008 and realized a gain on foreign currency derivative of $1,492. We have not entered into any additional foreign currency forward contracts since December 31, 2008.

Acquisitions

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. As of December 31, 2009, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 1 to 29 years.

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles, and tenant improvements and lease commissions funding commitment, which are reported net of accumulated amortization of $45,414 and $41,551 at December 31, 2009 and 2008, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $17,177 and $9,701 at December 31, 2009 and 2008, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.

Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2009 is as follows:

	Acquired in-place leases	Acquired above- market leases	Below- market ground leases	Acquired below- market leases
2010	$9,298	$1,373	$146	$(2,772)
2011	8,384	1,128	146	(2,556)
2012	6,161	759	146	(1,287)
2013	4,708	625	146	(1,070)
2014	3,743	557	146	(1,031)
Thereafter	10,920	960	9,321	(3,403)

	$43,214	$5,402	$10,051	$(12,119)

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

Business Segments

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. Our primary business is the ownership and operation of real estate investments. We evaluate cash flow and allocate resources on a property-by-property basis. We aggregate our properties into one reportable segment since all properties are institutional quality real estate. We do not distinguish or group our consolidated operations by property type or on a geographic basis. Accordingly, we have concluded that we currently have a single reportable segment.

At December 31, 2009 and 2008, we held one investment outside the United States. For the years ended December 31, 2009, 2008 and 2007, total revenues of this foreign investment were $3,902, $4,226 and $1,436, respectively. For the years ended December 31, 2009, 2008 and 2007 total revenues of U.S. domiciled investments were $106,582, $109,208 and $67,990, respectively. At December 31, 2009 and 2008, total assets of our foreign investment were $40,878 and $35,870, respectively. The change in total assets from December 31, 2008 to December 31, 2009 at our foreign investment was mainly a result of the change in foreign currency rate on those dates. At December 31, 2009 and 2008, total assets of U.S domiciled investments were $976,262 and $1,048,935, respectively.

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

NOTE 3—PROPERTY

The primary reason we make acquisitions of real estate investments in the retail, office, industrial, and apartment property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The consolidated properties held within the Fund as of December 31, 2009 were as follows:

Property	Sector	Square Feet (Unaudited)	Location	Ownership %	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	100%	8/27/2004	$59,608
Havertys Furniture (1),(2)	Industrial	808,000	Braselton, GA	100%	12/3/2004	$28,468
25850 S. Ridgeland (2)	Industrial	719,000	Monee, IL	100%	12/31/2004	$25,166
Georgia Door Sales Distribution Center (2)	Industrial	254,000	Austell, GA	100%	2/10/2005	$8,500
105 Kendall Park Lane (2)	Industrial	409,000	Atlanta, GA	100%	6/30/2005	$18,781
Marketplace at Northglenn	Retail	439,000	Northglenn, CO	100%	12/21/2005	$91,476
CHW Medical Office Portfolio (3)	Office	755,000	CA and AZ	100%	12/21/2005	$136,761
Metropolitan Park North	Office	187,000	Seattle, WA	100%	3/28/2006	$89,179
Stirling Slidell Shopping Centre (4)	Retail	139,000	Slidell, LA	100%	12/14/2006	$23,367
9800 South Meridian (5)	Office	144,000	Englewood, CO	90%	12/26/2006	$14,662
18922 Forge Drive (6)	Office	91,000	Cupertino, CA	90%	2/15/2007	$26,233
4001 North Norfleet Road (2)	Industrial	702,000	Kansas City, MO	100%	2/27/2007	$37,579
Station Nine Apartments	Apartment	312,000	Durham, NC	100%	4/16/2007	$56,417
4 Research Park Drive (7)	Office	60,000	St. Charles, MO	100%	6/13/2007	$11,330
36 Research Park Drive	Office	81,000	St. Charles, MO	100%	6/13/2007	$17,232
The District at Howell Mill (8)	Retail	306,000	Atlanta, GA	87.85%	6/15/2007	$78,661
Canyon Plaza (9)	Office	199,000	San Diego, CA	100%	6/26/2007	$54,973
Railway Street Corporate Centre	Office	137,000	Calgary, Canada	100%	8/30/2007	$42,614
Cabana Beach San Marcos (10)	Apartment	278,000	San Marcos, TX	78%	11/21/2007	$29,375
Cabana Beach Gainesville (10)	Apartment	545,000	Gainesville, FL	78%	11/21/2007	$74,277
Campus Lodge Athens (10)	Apartment	229,000	Athens, GA	78%	11/21/2007	$20,980
Campus Lodge Columbia (10)	Apartment	256,000	Columbia, MO	78%	11/21/2007	$24,852
The Edge at Lafayette (10)	Apartment	207,000	Lafayette, LA	78%	1/15/2008	$26,870
Campus Lodge Tampa (10)	Apartment	431,000	Tampa, FL	78%	2/29/2008	$46,787

(1)	Includes 297,000 square feet (unaudited) of development constructed subsequent to the acquisition date. Acquisition price does not include approximately $11,000 of construction costs related to this development.
(2)	On December 15, 2009, this property was designated as held-for-sale as the Advisor determined that the lack of core real estate properties currently on the market represented an opportunity for the Fund. In accordance with the authoritative guidance, the results of operations and future gains or losses on disposition, if any, for the property will be reported as discontinued operations for all periods presented.
(3)	Consists of a portfolio of leasehold interests in fifteen medical office buildings located throughout Southern California and the greater Phoenix metropolitan area. The buildings are all subject to ground leases expiring in 2078. Acquisition price includes the assumption of four fixed-rate mortgage loans for approximately $84,300 at a weighted average interest rate of 5.77%, maturing in 2013 and 2014. From the acquisition date until December 31, 2007, we owned a 95% membership interest in the portfolio at which time we acquired the remaining 5% interest from an unrelated third party.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(4)	Acquisition price includes the assumption of an approximate $14,000, 5.15% fixed-rate mortgage loan maturing in 2014.
(5)	The building has undergone significant upgrades, which involved increasing the rentable space by approximately 10,000 square-feet (unaudited) and leasing the building to new tenants. The other member, owning a 10% interest, is an unrelated third party. The other member has the opportunity to earn a promoted return for meeting certain performance goals.
(6)	The other member, owning a 10% interest, is an unrelated third party. The other member has the opportunity to earn a promoted return for meeting certain performance goals.
(7)	Acquisition price includes the assumption of an approximate $7,400, 6.05% fixed-rate mortgage loan maturing in 2015.
(8)	The other owner, owning a 12.15% interest, is an unrelated third party. Acquisition price includes the assumption of an approximate $35,000, 5.30% fixed-rate mortgage loan maturing in 2027.
(9)	Acquisition price includes the assumption of an approximate $31,000, 5.90% fixed-rate mortgage loan maturing in 2017.
(10)	The other owner, owning a 22% interest, is an investment fund advised by our Advisor and in which the parent company of our Advisor owns a noncontrolling interest.

Discontinued Operations

On June 26, 2009, we sold Hagemeyer Distribution Center, a 300,000 square foot industrial center located in Auburn, GA, for $10,400, resulting in a gain of $911. On September 4, 2009, we sold Waipio Shopping Center, a 137,000 square foot retail center in Waipahu, HI, for $30,850, resulting in a gain of $1,619. The results of operations and gain on sale of the property are reported as discontinued operations for all periods presented. The Fund’s sale of real estate investment assets were comprised of:

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

On December 15, 2009, the Advisor listed the following properties as held for sale: Havertys Furniture, 25850 S. Ridgeland, Georgia Door Sales Distribution, 105 Kendall Park Lane and 4001 North Norfleet Road. The Fund’s investment in real estate and other assets held for sale is comprised of:

December 31, 2009
Land	$11,979
Buildings and equipment, net	75,610
Acquired intangible assets, net	9,366
Other assets, net	7,157

Total assets	$104,112

Liabilities held for sale are related to the properties listed as held for sale and are as follows:

December 31, 2009
Mortgage notes and other debt payable	$84,542
Other liabilities	1,273

Total liabilities	$85,815

The following table summarizes income from discontinued operations for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Total revenue	$14,059	$15,915	$15,088
Real estate taxes	(2,011)	(2,017)	(1,738)
Property operating	(1,080)	(1,447)	(1,297)
General and administrative	(88)	(146)	(72)
Provision for impairment	(13,082)	—	—
Depreciation and amortization	(3,427)	(4,115)	(3,927)
Loss on extinguishment of debt	(1,003)	—	—
Interest income	319	345	377
Interest expense	(5,644)	(6,272)	(6,065)

(Loss) income from discontinued operations	$(11,957)	$2,263	$2,366

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

Legacy Village

On August 25, 2004, we acquired a 46.5% membership interest in Legacy Village Investors, LLC which owns Legacy Village, a 595,000 square-foot lifestyle center in Lyndhurst, Ohio, built in 2003. The aggregate consideration for our 46.5% ownership interest was approximately $35,000.

111 Sutter Street

On March 29, 2005, we acquired an 80% membership interest in CEP Investors XII LLC, which owns 111 Sutter Street in San Francisco, California, a 286,000 square-foot, multi-tenant office building built in 1926 and renovated in 2001. The aggregate consideration paid for the 80% membership interest was approximately $24,646.

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2009	December 31, 2008
ASSETS
Investments in real estate, net	$160,803	$165,548
Cash and cash equivalents	2,551	1,045
Other assets, net	18,893	22,364

TOTAL ASSETS	$182,247	$188,957

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$150,382	$153,047
Other liabilities	9,200	8,720

TOTAL LIABILITIES	159,582	161,767
Members’ Equity	22,665	27,190

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$182,247	$188,957

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2009	December 31, 2008
Members’ equity	$22,665	$27,190
Less: other members’ equity	(8,157)	(9,367)
Accrued distributions to members	—	241
Basis differential in investment in unconsolidated real estate affiliates, net (a)	15,343	22,883

Investments in unconsolidated real estate affiliates	$29,851	$40,947

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(a)	The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The Fund amortizes the basis differential over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land is not subject to amortization. The basis differential includes charges for impairment of Legacy Village of $7,269 (see Note 12) taken in 2009.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Total revenues	$28,292	$32,990	$29,543
Total operating expenses	20,692	22,301	19,452

Operating income	7,600	10,689	10,091
Total other expenses	8,652	8,775	8,830

Net (loss) income	$(1,052)	$1,914	$1,261

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net (loss) income of unconsolidated real estate affiliates	$(1,052)	$1,914	$1,261
Other members’ share of net loss (income)	245	(317)	(562)
Adjustment for basis differential in investment in unconsolidated real estate affiliates	(197)	(367)	(152)
Other expense from unconsolidated real estate affiliates	(4)	—	(11)
Impairment of investments in unconsolidated real estate affiliates	(7,269)	—	—

Fund equity in (loss) income of unconsolidated real estate affiliates	$(8,277)	$1,230	$536

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

Property	Maturity Date	Fixed / Floating	Stated Rate	Amount payable as of
				December 31, 2009	December 31, 2008
9800 South Meridian	January 1, 2011	Floating	LIBOR + 3.50%	$13,611	$13,604
Monument IV at Worldgate	September 1, 2011	Fixed	5.29%	36,264	36,832
25850 S. Ridgeland (1)	April 1, 2012	Fixed	5.05%	—	16,120
105 Kendall Park Lane (1)	September 1, 2012	Fixed	4.92%	—	13,000
Metropolitan Park North	April 1, 2013	Fixed	5.73%	61,000	61,000
36 Research Park Drive	July 1, 2013	Fixed	5.60%	11,050	11,050
CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	16,949	17,254
CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	14,752	15,017
CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	15,276	15,551
18922 Forge Drive	February 14, 2014	Fixed	6.24%	19,050	19,050
CHW Medical Office Portfolio	March 1, 2014	Fixed	5.79%	33,377	33,957
Stirling Slidell Shopping Centre	April 1, 2014	Fixed	5.15%	13,326	13,580
Cabana Beach San Marcos	December 1, 2014	Fixed	5.57%	19,650	19,650
Cabana Beach Gainesville	December 1, 2014	Fixed	5.57%	49,108	49,107
Campus Lodge Athens	December 1, 2014	Fixed	5.57%	13,723	13,723
Campus Lodge Columbia	December 1, 2014	Fixed	5.57%	16,341	16,341
Havertys Furniture (1)	January 1, 2015	Fixed	5.23%	—	18,100
Havertys Furniture (1)	January 1, 2015	Fixed	6.19%	—	11,025
Georgia Door Sales Distribution Center (1)	January 1, 2015	Fixed	5.31%	—	5,400
The Edge at Lafayette	February 1, 2015	Fixed	5.57%	17,466	17,465
4 Research Park Drive	March 1, 2015	Fixed	6.05%	6,966	7,127
Marketplace at Northglenn	January 1, 2016	Fixed	5.50%	62,894	63,755
Campus Lodge Tampa	October 1, 2016	Fixed	5.95%	33,500	33,500
4001 North Norfleet Road (1)	March 1, 2017	Fixed	5.60%	—	24,230
Station Nine Apartments	May 1, 2017	Fixed	5.50%	36,885	36,885
The District at Howell Mill	June 1, 2017	Fixed	6.14%	10,000	10,000
Canyon Plaza	June 1, 2017	Fixed	5.90%	30,289	30,671
Railway Street Corporate Centre (2)	September 1, 2017	Fixed	5.16%	28,270	24,161
The District at Howell Mill	March 1, 2027	Fixed	5.30%	35,000	35,000
Hagemeyer Distribution Center	—	Fixed	5.23%	—	6,500
Waipio Shopping Center	—	Fixed	5.15%	—	19,950

TOTAL MORTGAGE NOTES OF HELD FOR USE PROPERTIES				594,747	708,605
Line of Credit	February 21, 2010	Floating	2.24%	17,500	10,000
Other debt payable	August 1, 2011	Fixed	7.00%	1,050	—
Net debt discount on assumed debt				(1,322)	(1,108)

MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$611,975	$717,497

25850 S. Ridgeland (1)	April 1, 2012	Fixed	5.05%	$15,749	$—
105 Kendall Park Lane (1)	September 1, 2012	Fixed	4.92%	12,933	—
Havertys Furniture (1)	January 1, 2015	Fixed	5.23%	16,582	—
Havertys Furniture (1)	January 1, 2015	Fixed	6.19%	10,101	—
Georgia Door Sales Distribution Center (1)	January 1, 2015	Fixed	5.31%	4,947	—
4001 North Norfleet Road (1)	March 1, 2017	Fixed	5.60%	24,230	—

TOTAL MORTGAGE NOTES OF HELD FOR SALE PROPERTIES				$84,542	$—

(1)	The loan associated with this property was designated as held for sale on December 15, 2009.
(2)	This loan is denominated in Canadian dollars, but is reported in US dollars at the exchange rate in effect on the balance sheet date.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

We have recognized a premium or discount on debt we assumed with the following property acquisitions:

Property	Debt Premium / (Discount)	Effective Interest Rate
CHW Medical Office Portfolio	$1,124	5.41%
Stirling Slidell Shopping Centre	(159)	5.57%
4 Research Park Drive	(11)	6.17%
The District at Howell Mill	(3,328)	6.34%
Canyon Plaza	(191)	6.10%
Campus Lodge Tampa	1,243	5.95%

Net debt discount on assumed debt	$(1,322)

Included in mortgage notes and other debt payable is $2,367 and $1,025 of debt premium accumulated amortization at December 31, 2009 and 2008, respectively. Also included in mortgage notes and other debt payable is $3,689 and $426 of debt discount accumulated amortization at December 31, 2009 and 2008, respectively. Aggregate principal payments of mortgage notes payable as of December 31, 2009 are as follows:

Year	Amount
2010	$25,784
2011	57,875
2012	36,209
2013	120,777
2014	159,301
Thereafter	297,893

Total	$697,839

Land, buildings, equipment, and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $1,071,000 and $1,122,000 at December 31, 2009 and 2008, respectively, have been pledged as collateral.

Covenants

At December 31, 2009, we were in compliance with all debt covenants.

Line of Credit / Term Loan

On February 19, 2010, we replaced our existing line of credit with a $17,000 term loan with a $6,000 letter of credit sub-limit provided by PNC Bank, National Association. The term loan bears interest at LIBOR plus 3.75%, with a LIBOR floor of 1.00%. The term loan requires quarterly principal amortization of $2,125 and can be prepaid without penalty. The term loan matures on February 19, 2012. We have one letter of credit issued under the term loan for $3,900.

Our previous $50,000 line of credit agreement, which expired in February 2010, was provided by PNC Bank, National Association BMO Capital Markets Financing, Inc. and Bank of America, N.A. (“BANA”), an affiliate of the Manager. The line of credit carried an interest rate that approximates LIBOR plus 1.50% to 2.00% based on certain covenant provisions or a base rate which was the greater of (i) the interest rate per annum

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. We had $17,500 borrowed at 2.24% on our line of credit at December 31, 2009, and $10,000 borrowed at 3.50% at December 31, 2008. As of December 31, 2009, we had issued two letters of credit from our line of credit totaling approximately $5,430, which were used as additional collateral on various mortgage loans. As of December 31, 2009, we were in compliance with the terms of our line of credit. At December 31, 2009, we had approximately $27,070 available to draw on our line of credit.

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

Stock Subscriptions

We have historically and may in the future sell additional Shares through private placements to accredited investors when and if market conditions permit. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At December 31, 2009, no subscription commitments were held in escrow. At December 31, 2008, approximately $5,990 of subscription commitments were held in escrow, which were brought into the Fund in January 2009. For the years ended December 31, 2009 and 2008, we sold 63,871 Shares for $5,991 and 585,465 Shares for $71,430, respectively, to subscribers whose funds were held in the escrow account. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

Share Repurchase Program

Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we intend to provide limited liquidity to our stockholders by conducting tender offers pursuant to which we expect to offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. We did not conduct any tender offers during 2009, and, in order to preserve cash given the current market environment, the Fund does not intend to repurchase shares for the immediate future. We made the following tender offers in 2008:

Period	Tender Offer Amount	Number of Shares Tendered	Dollar Amount of Shares Tendered	Number of Shares Repurchased	Dollar Amount of Shares Repurchased		Date Shares Repurchased and Retired
June 2008	$15,000	483,541	$58,800	126,446	$15,400	(1)	June 24, 2008
December 2008	$10,000	1,119,033	$138,100	81,018	$10,000		December 22, 2008

(1)	We availed ourselves of an SEC rule that allowed us to exceed our Tender Offer Amount by up to 2% of the outstanding Shares to honor redemption requests.

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

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the years ended December 31, 2009 and 2008, we issued 39,201 Shares for approximately $3,446 and 68,985 Shares for approximately $8,448, respectively, under the plan.

Earnings Per Share (“EPS”)

Basic per share amounts are based on the weighted average of shares outstanding of 4,128,290, 3,822,484 and 3,252,725 for the years ended December 31, 2009, 2008 and 2007, respectively. We have no dilutive or potentially dilutive securities.

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

The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2009		2008		2007
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	—	—	—	—	—	—
Capital gains	—	—	—	—	—	—
Return of capital	$2.625	100%	$7.00	100%	$7.00	100%

Total	$2.625	100%	$7.00	100%	$7.00	100%

NOTE 7—RENTALS UNDER OPERATING LEASES

We receive rental income from operating leases. The minimum future rentals from consolidated properties, including those listed as held for sale, based on operating leases in place at December 31, 2009 are as follows:

Year	Amount (1)
2010	$71,507
2011	51,143
2012	34,499
2013	31,329
2014	26,460
Thereafter	70,051

Total	$284,989

(1)	Amounts included related to Railway Street Corporate Centre have been converted from Canadian dollars to U.S. dollars using the appropriate exchange rate as of December 31, 2009.

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses.

During the year ended December 31, 2009, 2008 and 2007, no individual tenant accounted for greater than 10% of minimum base rents.

The majority of the change from 2010 future rents to 2011 is the related to our apartment properties which usually have a one year lease life.

NOTE 8—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we pay each the Manager and Advisor an annual fixed fee equal to 0.75% of NAV, calculated quarterly. The fixed portion of the management and advisory fees for the years ended December 31, 2009, 2008 and 2007 were $4,792, $7,122 and $5,732, respectively. Included in manager and advisor fees payable at December 31, 2009 and 2008 was $1,017 and $1,897, respectively, of fixed fee expense.

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

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. Before the Fund’s NAV exceeded $100,000, the variable fee was allocated entirely to the Advisor. The Fund’s NAV exceeded $100,000 on April 1, 2005 and a portion of variable fee was then allocated to the Manager, with the remainder allocated to the Advisor. The Manager will be allocated an increasing proportion of the variable fee to the extent the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. The total variable fee for the years ended December 31, 2009, 2008 and 2007 was $1,621, $1,913 and $1,694, respectively. Included in manager and advisor fees payable at December 31, 2009 and 2008 was $388 and $468 of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the years ended December 31, 2009, 2008 and 2007 were $9, $357 and $2,337, respectively. There were no acquisition fees included in manager and advisory fees payable at December 31, 2009 and 2008, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful investments made by us and unsuccessful acquisitions for the years ended December 31, 2009, 2008 and 2007 were $0, $243 and $578, respectively. There were no reimbursable due diligence costs included in accounts payable and other accrued expenses at December 31, 2009 and 2008, respectively. Beginning January 1, 2009, acquisition fees and due diligence costs for acquisitions were expensed as incurred. The Advisor does not receive a disposition fee for selling real estate investments.

On December 23, 2004, we entered into an expense limitation and reimbursement agreement (the “Expense Limitation Agreement”) with the Manager, which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the years ended December 31, 2009, 2008 and 2007 were limited to $2,396, $3,511 and $2,866, respectively. Actual Fund level expenses for the year ended December 31, 2009 were $271 less than the amount allowed under the Expense Limitation Agreement. Therefore, no Fund level expenses are being carried forward to future periods. To the extent expenses can not be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The Expense Limitation Agreement was set to expire on December 31, 2009, but was renewed and extended through December 31, 2010. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the expense limitation agreement, such as expenses related to unsuccessful acquisitions and state franchise taxes and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 4 Research Park Drive and 36 Research Park Drive. For the years ended December 31, 2009, 2008 and 2007, JLL was paid $167, $147 and $84,

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

respectively, for property management services performed. In 2008, JLL was paid $61 in loan placement fees related to the mortgage debt on The Edge at Lafayette. In 2007, JLL was paid $741 in loan placement fees related to the mortgage debt on the Station Nine Apartments, Railway Street Corporate Centre, and four student-oriented apartment communities. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis. JLL was paid $60 and $36 for leasing services for the years ending December 31, 2009 and 2008, respectively.

Effective as of October 23, 2009, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), an affiliate of the Manager, replaced Banc of America Investment Services, Inc. as placement agent of the Fund. MLPF&S’s primary business address is: 4 World Financial Center, 250 Vesey Street, New York, NY 10080-6186. The MLPF&S is an indirect, wholly-owned subsidiary of Bank of America Corporation (“BAC”).

The Fund has mortgage notes payable to BAC collateralized by Monument IV at Worldgate and Station Nine Apartments. BANA is the lender on up to $10,000 of the Fund’s line of credit. Interest and fees paid to BAC and BANA related to the loans for the year ended December 31, 2009 and 2008 were $4,067 and $4,255, respectively. Interest and fees paid to BAC and BANA related to the loans for the period from July 1, 2007 (the date BAC acquired the Manager) through December 31, 2007 were $2,060. Included in mortgage notes and other debt payable at December 31, 2009 and 2008 was approximately $75,649 and $75,145 of debt payable to BAC and BANA, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

The CHW Medical Office Portfolio mortgage debt requires that we deposit a maximum of $855 per year into an escrow account to fund future tenant improvements and leasing commissions, and the cumulative maximum required to be put into escrow at any one point in time is $1,900. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At December 31, 2009, we had approximately $1,548 deposited in this escrow, and we expect to fund approximately $855 during 2010. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At December 31, 2009, our capital account escrow account balance was $634. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. We expect to fund the escrow requirements with operating cash flows generated by the CHW Medical Office Portfolio.

The mortgage loan collateralized by Metropolitan Park North required that on April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. We satisfied this reserve requirement with a letter of credit, which was posted on March 23, 2009. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 letter of credit to us. If the tenant fails to provide notice of its renewal by September 30, 2010, we are obligated to post an additional $2,800 reserve into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s). If required, the Fund plans on satisfying the additional $2,800 reserve requirement with a letter of credit collateralized by cash on hand.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should the tenant not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

lease. The Fund can avoid reserving the rental payments by delivering a letter of credit to the lender for $2,400 on September 1, 2010. The Fund expects to fund the reserve, if required to do so, from the rental payments received from the tenant. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has renewed its lease or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of December 31, 2009, we had deposited approximately $195 into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of their desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of December 31, 2009, we have not received an expansion notice from the tenant.

The debt associated with 9800 Meridian requires that all property level cash flow is deposited in lender-directed accounts to cover future capital, debt service, tax, and insurance requirements. The lender has the sole right to direct any disposition of the cash. As of December 31, 2009 we had $1,000 deposited in escrows with the lender.

NOTE 10—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) amended guidance for noncontrolling interests requiring (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We adopted this guidance on January 1, 2009. The adoption of this provision did not have a material impact on the Fund’s consolidated financial position and results of operations, but does have an impact on the presentation of noncontrolling interest in our financial statements.

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

In June 2009, FASB issued amended guidance related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009. The Fund will adopt this guidance on January 1, 2010 and has determined that it will deconsolidate some of its investments in real estate assets. In all these cases, the Fund determined that its equity interest in the real estate assets represented a variable interest in a VIE. Additionally, in all these cases, the Fund determined that it lacked the power to direct the activities that most significantly impact the VIE’s economic performance.

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

NOTE 11—ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

During 2009, several assets became impaired and were measured at fair value. The impaired assets include one of the Fund’s investments in unconsolidated real estate affiliates, one of the Fund’s investments in real estate held for use and five of the Fund’s investments in real estate held for sale. See Note 12 for further information. At December 31, 2008, the Fund had no assets or liabilities measured at fair value.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable was approximately $762 higher and $1,013 higher, respectively, than the aggregate carrying amounts at December 31, 2009 and 2008. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable was approximately $85,067 and $51,047 lower than the aggregate carrying amounts at December 31, 2009 and 2008, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

NOTE 12—IMPAIRMENT

Impairment of Investments in Real Estate held for use

In September 2009, we determined that 9800 South Meridian was impaired. In accordance with the authoritative guidance for impairment of long-lived assets held for use, we determined the carrying value of this investment exceeded the undiscounted cash flows over our expected hold period. As such, we recognized an impairment charge of approximately $5,604 on 9800 South Meridian, which represents the difference between the fair value and the carrying value of the property. The impairment stemmed from the near term debt maturity coupled with deteriorating real estate market fundamentals. In December 2009, we have determined that no additional indicators of impairment exist.

Impairment of Investments in Real Estate held for sale

In December 2009, we determined that five properties we designated as held for sale were impaired at the date the properties were classified as held for sale. These properties included 25850 S. Ridgeland, Georgia Door Sales Distribution Center, 105 Kendall Park Lane, Havertys Furniture and 4001 North Norfleet Road. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying values of these investments exceeded their fair value less cost to sell. As such, we recognized impairment charges of approximately $13,082, which are included within (loss) income from discontinued operations on the consolidated statements of operations and comprehensive loss. The impairment stemmed from deteriorating real estate market fundamentals.

Impairment of Investments in Unconsolidated Real Estate Affiliates

In June 2009, due to the continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry, we determined that one of our investments in unconsolidated real estate affiliates was impaired. As a result, we recorded an impairment charge of approximately $4,857 to our investment in Legacy Village, which is included within equity in (loss) income of unconsolidated affiliates on the consolidated statements of operations and comprehensive loss. The impairment was determined in accordance with the authoritative guidance for equity method investments. In December 2009, we determined that additional indicators of impairment existed for our investment in Legacy Village and we recorded an additional impairment charge of $2,412.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

Measurement of Fair Value

We were required to assess the value of our impaired assets in accordance with the guidance for long lived assets and equity method investments, respectively. The valuation of these assets is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization and discount rates. We review each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions included the capitalization rate used in the income capitalization valuation and projected property net operating income and net cash flows. Additionally, the valuation considered bid and ask prices for similar properties. We have determined that the significant inputs used to value the impaired assets fall within Level 3.

The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future.

NOTE 13—PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma financial information has been presented as a result of the acquisitions made by the Fund during 2008 and 2007, which includes the historical results of all acquisitions made during these years. In our opinion, all significant adjustments necessary for a fair presentation of the pro forma financial information for the periods have been included. The pro forma financial information is based upon historical financial information and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred at the beginning of each period presented, or to project results for any future period.

	2008	2007
Total revenue	$98,649	$87,704
Net loss attributable to Excelsior LaSalle Property Fund, Inc.	$(33,700)	$(35,869)
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(8.15)	$(8.67)

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

NOTE 14—QUARTERLY FINANCIAL INFORMATION

EXCELSIOR LASALLE PROPERTY FUND, INC.

QUARTERLY FINANCIAL INFORMATION

(UNAUDITED)

	Three Months Ended March 31, 2009	Three Months Ended June 30, 2009	Three Months Ended September 30, 2009	Three Months Ended December 31, 2009
Total revenues	$24,461	$23,730	$23,964	$24,270
Operating income (loss)	4,115	3,857	(2,502)	4,462
Loss from continuing operations	(4,193)	(10,625)	(12,113)	(5,458)
Income (loss) from discontinued operations	624	1,333	1,309	(12,693)
Net loss attributable to Excelsior LaSalle Property Fund, Inc.	(3,305)	(8,141)	(8,775)	(19,390)
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(0.80)	$(1.97)	$(2.12)	$(4.69)

Weighted average common stock outstanding-basic and diluted	4,110,725	4,130,811	4,135,635	4,135,635

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008	Three Months Ended September 30, 2008	Three Months Ended December 31, 2008
Total revenues	$23,472	$23,977	$24,487	$25,583
Operating (loss) income	(2,596)	(5,196)	(2,257)	2,074
Loss from continuing operations	(10,829)	(13,771)	(10,478)	(5,410)
Income from discontinued operations	622	525	527	589
Net loss attributable to Excelsior LaSalle Property Fund, Inc.	(8,830)	(11,039)	(8,209)	(4,496)
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(2.45)	$(2.97)	$(2.12)	$(1.10)

Weighted average common stock outstanding-basic and diluted	3,601,239	3,717,703	3,868,852	4,097,311

All significant fluctuations between the quarters are attributable to acquisitions made by us during 2008 and dispositions made in 2009 as well impairment charges taken during 2009.

NOTE 15—SUBSEQUENT EVENTS

On February 19, 2010, we amended and extended the line of credit with a new $17 million credit facility. The new term loan expires on February 19, 2012, bears interest at LIBOR plus 3.75% with a LIBOR floor of 1.00%. The new credit facility requires quarterly principal payments of $2,125.

On March 12, 2010, the Manager proposed and the Board of Directors approved a reduction in the annual fixed fee paid to the Manager from 0.75% of NAV to 0.10% of NAV, which will result in a reduction of the total annual fixed fee paid by us to the Advisor and Manager from 1.5% of NAV to 0.85% of NAV. In addition, the

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

Manager will forgo its participation in the variable fee and the aggregate annual variable fee will be reduced by that amount. The fee reductions will be retroactive to January 1, 2010 and are for an indefinite period. The Manager, with the prior approval of the Board, may discontinue either waiver at any time. Otherwise, the Agreement continues in effect in all material respects.

On March 12, 2010, the Fund entered into a purchase and sale agreement with an unrelated third party to sell Havertys Furniture and 25850 S. Ridgeland for approximately $54,060. The sale is subject to the satisfactory completion of due diligence from the purchaser and various other contingencies. Closing is expected to occur in the second quarter of 2010. There can be no assurance that the sale will occur or the amount of the sale price that will be ultimately achieved.

* * * * * *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2009

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Consolidated Properties:
Monument IV at Worldgate—Herndon, VA, Office	$36,264	$5,186	$57,013	—	$(1,641)	—	$5,186	$55,372	$60,558
Marketplace at Northglenn—Northglenn, CO, Retail	62,894	15,658	66,217	(55)	371	—	15,603	66,588	82,191
CHW Medical Office Portfolio:
300 Old River Road—Bakersfield, CA, Office	3,880	—	5,943	—	263	—	—	6,206	6,206
500 West Thomas Road—Phoenix, AZ, Office	19,238	—	25,789	—	1,433	—	—	27,222	27,222
500 Old River Road—Bakersfield, CA, Office	3,066	—	4,396	—	426	—	—	4,822	4,822
1500 S. Central Ave—Glendale, CA, Office	4,433	—	5,253	—	317	—	—	5,570	5,570
14600 Sherman Way—Van Nuys, CA, Office	5,532	—	6,348	—	788	—	—	7,136	7,136
14624 Sherman Way—Van Nuys, CA, Office	4,787	—	7,685	—	656	—	—	8,341	8,341
18350 Roscoe Blvd—Northridge, CA, Office	8,424	—	10,584	—	797	—	—	11,381	11,381
18460 Roscoe Blvd—Northridge, CA, Office	1,426	—	2,940	—	3	—	—	2,943	2,943
18546 Roscoe Blvd—Northridge, CA, Office	3,395	—	5,580	—	740	—	—	6,320	6,320
4545 East Chandler—Chandler, AZ, Office	5,314	—	5,345	—	251	—	—	5,596	5,596
485 South Dobson—Chandler, AZ, Office	5,141	—	6,785	—	157	—	—	6,942	6,942
1501 North Gilbert—Gilbert, AZ, Office	4,638	—	4,750	—	351	—	—	5,101	5,101
116 South Palisade—Santa Maria, CA, Office	2,447	—	3,190	—	119	—	—	3,309	3,309
525 East Plaza—Santa Maria, CA, Office	4,746	—	7,511	—	1,030	—	—	8,541	8,541
10440 East Riggs—Chandler, AZ, Office	3,887	—	3,017	—	218	—	—	3,235	3,235
Metropolitan Park North—Seattle, WA, Office	61,000	10,900	64,006	—	7	—	10,900	64,013	74,913
Stirling Slidell Shopping Centre—Slidell, LA, Retail	13,326	5,442	16,843	—	3	—	5,442	16,846	22,288
9800 South Meridian—Englewood, CO, Office	13,611	4,517	9,640	(1,506)	(567)	—	3,011	9,073	12,084
18922 Forge Drive—Cupertino, CA, Office	19,050	7,975	12,758	—	278	—	7,975	13,036	21,011
Station Nine Apartments—Durham, NC, Apartment	36,885	9,690	43,400	—	466	—	9,690	43,866	53,556
4 Research Park Drive—St. Charles, MO, Office	6,966	1,830	6,743	—	(2)	—	1,830	6,741	8,571
36 Research Park Drive—St. Charles, MO, Office	11,050	2,655	11,089	—	(2)	—	2,655	11,087	13,742
The District at Howell Mill—Atlanta, GA, Retail	45,000	10,000	56,040	—	697	—	10,000	56,737	66,737
Canyon Plaza—San Diego, CA, Office	30,289	14,959	32,909	—	1,120	—	14,959	34,029	48,988
Railway Street Corporate Centre—Calgary, Canada, Office	28,270	6,022	35,441	(336)	(1,457)	—	5,686	33,984	39,670
Cabana Beach San Marcos—San Marcos, TX, Apartment	19,650	2,530	24,421	—	186	—	2,530	24,607	27,137
Cabana Beach Gainesville—Gainesville, FL, Apartment	49,108	7,244	60,548	—	280	—	7,244	60,828	68,072
Campus Lodge Columbia—Columbia, MO, Apartment	16,341	2,079	20,838	—	321	—	2,079	21,159	23,238
Campus Lodge Athens—Athens, GA, Apartment	13,723	1,754	17,311		(632)	—	1,754	16,679	18,433
The Edge at Lafayette—Lafayette, LA, Apartment	17,466	1,782	23,266	—	147	—	1,782	23,413	25,195
Campus Lodge Tampa—Tampa, FL, Apartment	33,500	7,205	33,310		2,093	—	7,205	35,403	42,608
Sherman Way Land—Van Nuys, CA, Land	—	4,010				—	4,010		4,010

Total Consolidated Properties	$594,747	$121,438	$696,909	$(1,895)	$9,215	$—	$119,541	$706,126	$825,667

Properties held for sale:
Havertys Furniture—Braselton, GA, Industrial	26,683	—	17,474	2,951	9,328	—	2,951	26,802	29,753
25850 S Ridgeland—Monee, IL, Industrial	15,749	4,300	14,003	(839)	(1,969)	—	3,461	12,034	15,495
Georgia Door Sales Distribution Center—Austell, GA, Industrial	4,947	1,651	5,570	(112)	(299)	—	1,539	5,271	6,810
105 Kendall Park Lane—Atlanta, GA, Industrial	12,933	2,656	12,836	(565)	(2,467)	—	2,091	10,369	12,460
4001 North Norfleet Road—Kansas City, MO, Industrial	24,230	2,134	31,397	(197)	(2,742)	—	1,937	28,655	30,592

Total properties held for sale	$84,542	$10,741	$81,280	$1,238	$1,851	$—	$11,979	$83,131	$95,110

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2009—(Continued)

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Consolidated Properties:
Monument IV at Worldgate—Herndon, VA, Office	$5,771	2001	8/27/2004	50 years
Marketplace at Northglenn—Northglenn, CO, Shopping Center	5,408	1999-2001	12/21/2005	50 years
CHW Medical Office Portfolio:
300 Old River Road—Bakersfield, CA, Office	619	1992	12/21/2005	40 years
500 West Thomas Road—Phoenix, AZ, Office	3,197	1994	12/21/2005	40 years
500 Old River Road—Bakersfield, CA, Office	531	1992	12/21/2005	40 years
1500 S. Central Ave—Glendale, CA, Office	611	1980	12/21/2005	40 years
14600 Sherman Way—Van Nuys, CA, Office	827	1991	12/21/2005	40 years
14624 Sherman Way—Van Nuys, CA, Office	858	1981	12/21/2005	40 years
18350 Roscoe Blvd—Northridge, CA, Office	1,244	1979	12/21/2005	40 years
18460 Roscoe Blvd—Northridge, CA, Office	293	1991	12/21/2005	40 years
18546 Roscoe Blvd—Northridge, CA, Office	615	1991	12/21/2005	40 years
4545 East Chandler—Chandler, AZ, Office	612	1994	12/21/2005	40 years
485 South Dobson—Chandler, AZ, Office	712	1984	12/21/2005	40 years
1501 North Gilbert—Gilbert, AZ, Office	513	1997	12/21/2005	40 years
116 South Palisade—Santa Maria, CA, Office	352	1995	12/21/2005	40 years
525 East Plaza—Santa Maria, CA, Office	1,092	1995	12/21/2005	40 years
10440 East Riggs—Chandler, AZ, Office	328	1996	12/21/2005	40 years
Metropolitan Park North—Seattle, WA, Office	4,801	2001	3/28/2006	50 years
Stirling Slidell Shopping Centre—Slidell, LA, Shopping Center	1,039	2003	12/14/2006	50 years
9800 South Meridian—Englewood, CO, Office	1,282	1994	12/26/2006	40 years
18922 Forge Drive—Cupertino, CA, Office	923	1972/1999	2/15/2007	40 years
Station Nine Apartments—Durham, NC, Apartment	2,414	2005	4/16/2007	50 years
4 Research Park Drive—St. Charles, MO, Office	348	2000/2004	6/13/2007	50 years
36 Research Park Drive—St. Charles, MO, Office	573	2007	6/13/2007	50 years
The District at Howell Mill—Atlanta, GA, Retail	2,930	2006	6/15/2007	50 years
Canyon Plaza—San Diego, CA, Office	2,189	1986/1993	6/26/2007	40 years
Railway Street Corporate Centre—Calgary, Canada, Office	1,588	2007	8/30/2007	50 years
Cabana Beach San Marcos—San Marcos, TX, Apartment	2,467	2006	11/21/2007	50 years
Cabana Beach Gainesville—Gainesville, FL, Apartment	5,289	2005/2007	11/21/2007	50 years
Campus Lodge Athens—Athens, GA, Apartment	725	2003	11/21/2007	50 years
Campus Lodge Columbia—Columbia, MO, Apartment	2,096	2005	11/21/2007	50 years
The Edge at Lafayette—Lafayette, LA, Apartment	1,673	2007	1/15/2008	50 years
Campus Lodge Tampa—Tampa, FL, Apartment	2,936	2001	2/29/2008	40 years
Sherman Way Land—Van Nuys, CA, Land	—	—	8/28/2009	—

Total Consolidated Properties	$56,856

Consolidated Properties:
Havertys Furniture—Braselton, GA, Industrial	2,631	2002/2005	12/3/2004	50 years
25850 S Ridgeland—Monee, IL, Industrial	1,439	2004	12/31/2004	50 years
Georgia Door Sales Distribution Center—Austell, GA, Industrial	548	1994/1996	2/10/2005	50 years
105 Kendall Park Lane—Atlanta, GA, Industrial	1,148	2002	6/30/2005	50 years
4001 North Norfleet Road—Kansas City, MO, Industrial	1,755	2007	2/27/2007	50 years

Total Consolidated Properties	$7,521

Reconciliation of Real Estate

Consolidated Properties	2009	2008
Balance at beginning of year	$961,915	$897,502
Additions	6,136	72,744
Deductions	(1,182)	(252)
Write-downs for impairment charges	(17,308)	—
Changes related to foreign currency	5,766	(8,079)
Dispositions	(34,550)	—
Reclassed as held for sale	(95,110)	—

Balance at close of year	$825,667	$961,915

Reconciliation of Accumulated Depreciation

Consolidated Properties	2009	2008
Balance at beginning of year	$44,888	$22,652
Additions	22,575	22,620
Deductions	(1,182)	(252)
Changes related to foreign currency	189	(132)
Dispositions	(2,093)	—
Reclassed as held for sale	(7,521)	—

Balance at close of year	$56,856	$44,888

Report of Independent Registered Public Accounting Firm

To the Members of Legacy Village Investors, LLC

In our opinion, the accompanying balance sheet and the related statement of operations, members’ equity and cash flows present fairly, in all material respects, the financial position of Legacy Village Investors, LLC (the “Company”) at December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Birmingham, Alabama

March 12, 2010

LEGACY VILLAGE INVESTORS, LLC

BALANCE SHEET

AS OF DECEMBER 31, 2009

2009
Assets
Real Estate Assets—net	$101,010,180
Cash and cash equivalents	1,955,471
Restricted cash	335,588
Escrow deposits	3,208,176
Accounts receivable, net of allowance of $219,581	2,538,728
Deferred rental income receivable	3,969,238
Deferred loan and leasing costs, net of accumulated amortization of $2,226,518	1,931,946
Prepaid expenses	4,582

Total assets	$114,953,909

Liabilities and members’ equity
Mortgage notes payable	$94,381,893
Accrued interest payable	442,415
Real estate taxes payable	6,060,517
Accounts payable and accrued expenses	580,449
Security deposits and prepaid rent	423,646
Distributions payable to members	83,671
Capital lease obligation	2,776

Total liabilities	101,975,367
Commitments and contingencies (Note 12)
Members’ equity	12,978,542

Total liabilities and members’ equity	$114,953,909

The accompanying notes are an integral part of these financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009

2009
Revenue
Rental income	$11,955,529
Lease termination fees	49,198
Recoverable tenant income	6,262,284
Other property related income	32,890

Total revenue	18,299,901

Operating expenses
Property operating expenses	3,476,124
Management fees	522,692
Real estate taxes	4,437,928
General and administrative expenses	391,171
Depreciation and amortization	4,415,237

Total operating expenses	13,243,152

Operating income	5,056,749

Other income (expense)
Interest income	12,946
Interest expense	(5,478,413)

Total other income (expense)	(5,465,467)

Net loss	$(408,718)

The accompanying notes are an integral part of these financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENT OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009

	Legacy Village Partners LLC (Managing Member/ Class A Member)	Legacy Village Holdings LLC (Class B Member)	National Electrical Benefit Fund (Class A Member)	The Northern Ohio Building and Construction Trades Real Estate Investment Group Trust (Class A Member)	Total
Balance at December 31, 2008	$3,481,334	$6,150,658	$3,445,461	$149,767	$13,227,220
Capital contributions	42,811	74,419	41,018	1,792	160,040
Distributions	—	—	—	—	—
Net loss	(109,332)	(190,054)	(104,754)	(4,578)	(408,718)

December 31, 2009	$3,414,813	$6,035,023	$3,381,725	$146,981	$12,978,542

The accompanying notes are an integral part of these financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009

2009
Cash flows from operating activities
Net loss	$(408,718)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,041,450
Amortization	470,953
Provision for bad debt	136,514
Deferred rent	(313,575)
Changes in other operating accounts
Accounts receivable	(419,628)
Accounts payable and accrued expenses	710,401
Other assets and liabilities—net	82,914

Net cash provided by operating activities	4,300,311
Cash flows from investing activities
Additions to real estate assets	(363,605)
Deferred leasing costs	(32,964)
Change in restricted cash	914,594
Change in escrow account	(715,028)

Net cash used in investing activities	(197,003)
Cash flows from financing activities
Principal payments on mortgage notes payable	(2,664,742)
Principal payments on capital lease obligation	(73,592)
Contributions from members	160,040
Distributions to members	(518,050)

Net cash used in financing activities	(3,096,344)

Increase in cash and equivalents	1,006,964
Cash and equivalents
Beginning of year	948,507

End of year	$1,955,471

Supplemental disclosure of noncash information
Interest paid	$5,390,869

The accompanying notes are an integral part of these financial statements.

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2009

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

Depreciation and Amortization

Land and building is recorded at its net book value. Additions to the building are carried at cost. Depreciation is provided for using the straight-line method for financial reporting purposes. Tenant improvements are amortized by the straight-line method over the terms of the related lease, which approximate the useful lives of the improvements. Useful lives are as follows:

Building and building and land improvements	16-40 years
Tenant improvements	Life of lease
Equipment and capitalized leases	6-10 years

Impairment of Real Estate Assets

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset to be held and used is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value as prescribed by ASC 360. To the extent an impairment has occurred, the excess of carrying value of the assets over its estimated fair value is charged to operations. No such impairment was recognized during 2009.

Revenue Recognition

Fixed minimum base rents are recorded on a straight-line basis over the life of the lease and recoverable tenant income is recorded on an accrual basis. Lease termination income is recognized when the tenant vacates its leased space. Accounts receivable include billed and unbilled receivables. Unbilled receivables consist of tenant charges of $1,670,447 at December 31, 2009. The excess of cumulative minimum base rents recognized on a straight-line basis over the amounts currently billable are $3,969,238 as of December 31, 2009, and are recorded as deferred rental income receivable. Reimbursements and recoveries from tenants for certain operating expenses and real estate taxes are recognized in the period the applicable costs are incurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less.

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2009

Restricted Cash

A replacement reserve for capital expenditures as required by the debt instruments has been established and provides for an amount of cash based on $.10 per square foot of gross leasable area, to be deposited each year to fund future expenditures. During 2008, the Company received $1,351,580 of lease termination fees which were to be deposited into the restricted cash account to cover future costs to be incurred to re-lease the space. Of this amount, $351,580 was transferred to the lender escrow account in 2008. $25,000 was reimbursed to the Company for cost related to separation work for destruction of a tenant’s space. The remaining $975,000 was transferred to the lender escrow account in 2009.

Escrow Deposits

The Company maintains deposits in an escrow account as required by its lender. Pursuant to the provisions of the Company’s mortgage note payable, amounts required to fund real estate taxes and reserves for leasing related expenses are deposited into an interest bearing account on a periodic basis.

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

Management Fees

Management fees include amounts incurred pursuant to the Company’s management agreement with a third-party. Under the terms of the management agreement, this third-party performs various leasing, accounting, property management, administrative and other functions on behalf of the Company.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification to become the source of authoritative U.S. GAAP recognized by the FASB. This source of authoritative guidance is effective for financial statements issued for periods ending after September 15, 2009.

In June 2009, the FASB amended the consolidation guidance for variable interest entities. This amendment includes: (1) the elimination of the exemption from the consolidation for qualifying special purpose entities; (2) a new approach for determining the primary beneficiary of a variable interest entity, which requires that the

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2009

primary beneficiary have both (i) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (ii) either the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity; and (3) the requirement to continually reassess who should consolidate a variable interest entity. This amendment is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company does not believe this amendment will have a significant impact on its financial position or results of operations.

3. RELATED-PARTY TRANSACTIONS

The Company leases office space to an affiliate under an operating lease that expires in March 2019. Rental income totaled $388,747 in 2009. Total annual minimum rental payments range from $304,000 to $446,500 through 2019.

The Company is provided a variety of other services by affiliated entities including marketing, administrative, office, legal, and construction management. Fees for these services are based on hourly rates for actual hours worked by employees of the affiliates and costs incurred. Total amounts paid for these services are $112,455 in 2009.

4. REAL ESTATE ASSETS

Real estate assets at cost at December 31, 2009, consist of the following:

2009
Land	$23,371,768
Building and building and land improvements	96,394,615
Tenant improvements	819,914
Equipment	627,844
Personal property	887,320

122,101,461
Less: Accumulated depreciation	(21,091,281)

Total real estate assets—net	$101,010,180

Depreciation expense totaled $4,041,450 in 2009.

5. MORTGAGE NOTES PAYABLE

The nonrecourse mortgage notes are collateralized by the mall facilities and assignment of all leases. The terms of the mortgage notes are summarized as follows:

Mortgagee	Midland Loan Services	Midland Loan Services	Total
Original date	December 4, 2003	December 23, 2003
Maturity	January 1, 2014	January 1, 2014
Original amount (a)(b)	$98,000,000	$10,000,000	$108,000,000
Balance at December 31, 2009	85,417,802	8,964,091	94,381,893
Monthly payment	609,143	62,157
Interest rate	5.625%	5.625%

a.	On August 25, 2004, an Assignment and Assumption Agreement was executed whereby the Company assumed the obligations as the new borrower and the Managing Member assigned its rights as the old

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2009

borrower for the $98 million mortgage note payable to Teachers Insurance and Annuity Association (“TIAA”). The mortgage note payable matures on January 1, 2014, at which time a final payment of $74,210,487 is due. The note was sold by TIAA to Morgan Stanley Mortgage Capital, Inc. on December 22, 2006. Morgan Stanley securitized the loan into Morgan Stanley Capital I Trust in 2007. The note was sold by Morgan Stanley Mortgage Capital, Inc. to Midland Loan Services on May 15, 2009.

b.	On December 23, 2004, the Company executed a mortgage note payable to TIAA for $10 million. The mortgage note payable matures on January 1, 2014, at which time a final payment of $7,882,896 is due. The note was sold by TIAA to Morgan Stanley Mortgage Capital, Inc. on December 22, 2006. Morgan Stanley securitized the loan into Morgan Stanley Capital I Trust in 2007. The note was sold by Morgan Stanley Mortgage Capital, Inc. to Midland Loan Services on May 15, 2009.

The mortgages are collateralized by real property and an assignment of rents and leases. The mortgage notes have prepayment penalties as defined in the promissory notes. Additionally, affiliates of the Managing Member have a guarantee to reimburse the mortgagee for certain liabilities (as defined) that may occur in the event of foreclosure. Pursuant to the provisions of the $98,000,000 note, amounts required to fund real estate taxes are being deposited into an interest-bearing escrow account. Interest expense includes deferred loan fee amortization of $97,166 for the year ended December 31, 2009. Interest on capital lease obligations was $2,867 in 2009.

Aggregate annual maturities of the mortgage notes payable over each of the next five years and thereafter as of December 31, 2009, will be as follows:

2010	$2,818,557
2011	2,981,253
2012	3,153,340
2013	3,335,361
2014	82,093,382

$94,381,893

6. MEMBERS’ EQUITY

Distributions are based on each member’s respective ownership percentages, subject to certain adjustments as defined in the Operating Agreement.

Capital contributions of $160,040 made during 2009, represent an additional funding requirement (not to exceed $500,000) of the Company’s members for construction costs committed under leases subsequent to the date the Project was contributed, in excess of the contributed construction escrow account. Contributions have been allocated in accordance with the ownership percentages as defined in the Operating Agreement.

Pursuant to the Operating Agreement, cash distributions shall be determined at the end of each calendar quarter. Distributable cash shall be paid to the members within twenty days, after each calendar quarter in accordance with the allocation provisions as set forth in the Operating Agreement. Distributions payable at December 31, 2009 were $83,671. In January 2009, distributions payable at December 31, 2008, of $518,050 were paid. The remaining $83,671 represents distributions payable related to excess refinancing proceeds in a prior year.

7. CONCENTRATION OF CREDIT RISK

The Company maintains its cash, restricted cash, and security deposit balances in one bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 by the bank per user account. The uninsured portion of these cash balances held by the bank was $2,040,013 at December 31, 2009.

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2009

8. LEASING ARRANGEMENT

Capital Leases

The Company leases various vehicles and equipment used in the repair, maintenance, and retail leasing of the shopping center under capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the lease, and accordingly, these leases are recorded in the Company’s assets and liabilities. The lease agreements each contain a bargain purchase option at their expiration.

Minimum future payments required under the leases together with their present value as of December 31, 2009, are as follows:

2010	$2,794

Total minimum lease payments	2,794
Less: Amount representing interest	(18)

Present value of minimum lease payments	$2,776

Operating Leases

The Company’s operations consist of leasing retail and office space in a lifestyle center. The leases are operating leases expiring in various years through 2044.

Minimum future rental income receivable pursuant to the noncancelable leases as of December 31, 2009 is as follows:

2010	$10,957,872
2011	10,618,117
2012	10,595,651
2013	9,966,035
2014	7,797,646
Thereafter	68,042,738

$117,978,059

9. MAJOR TENANTS

As of December 31, 2009 three tenants, Expo Design Center, Dick’s Sporting Goods, and Giant Eagle, accounted for approximately 42.7% (unaudited) of leasable space and 30.9% of rental income of the Company as follows:

	Space (Unaudited)	Rental Income
Expo Design Center	15.5%	9.5%
Dick’s Sporting Goods	13.7%	8.8%
Giant Eagle	13.5%	12.6%

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2009

Minimum future rental income receivable (included in the amounts in Note 8) pursuant to the leases for noncancelable leases as of December 31, 2009, from major tenants, is as follows:

2010	$3,264,513
2011	3,329,497
2012	3,445,893
2013	3,533,037
2014	3,851,403
Thereafter	51,847,338

$69,271,681

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company has various assets and liabilities that are considered financial instruments. The Company estimates that the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values due to their short-term nature. The Company estimates the fair value of its mortgage notes payable by discounting future cash flows at estimated market interest rates for loans with similar characteristics. As of December 31, 2009, the carrying value of the Company’s mortgage notes payable is $94,381,893 and the fair value of the Company’s mortgage notes payable discounted at a market rate of 8.0% is $87,055,826.

11. REAL ESTATE TAX APPEAL

In April 2007, a sub-agency of the real estate taxing authority filed an appeal of the Company’s 2006 real estate tax assessment contesting the valuation of the property. The suggested valuation provided by the sub-agency of the real estate taxing authority would result in an increase in the Company’s cumulative, historical real estate taxes that are the subject of this contested valuation of approximately $1.7 million. Pursuant to the terms of the Company’s leases with its tenants, the Company believes it will recover approximately 69% of any increase in its cumulative, historical real estate taxes that would be due to the sub-agency in the event the sub-agency is successful in its appeal. The 2006 real estate tax assessment is in effect for tax years 2006 to 2008. However, any changes to the tax assessed value of the Company’s real estate would also likely impact periods subsequent to 2008. The Company has recorded additional real estate taxes payable to reflect this potential expense should the Company lose the appeal, as well as additional tenant receivables to reflect the estimated portion that may be collectible from tenants. Actual amounts paid to the taxing authority and/or received from tenants associated with an increase real estate taxes paid could materially differ from amounts recorded by the Company.

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2009

12. COMMITMENTS AND CONTINGENCIES

The Company is involved in various other claims and legal actions arising out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on the Company’s financial statements.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through March 12, 2010, the date the financial statements were available to be issued, and concluded that there were no material subsequent events.

* * * * *

LEGACY VILLAGE INVESTORS, LLC

BALANCE SHEETS (NOT COVERED BY THE REPORT INCLUDED HEREIN)

AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
Assets
Real Estate Assets—net	$104,688,025	$107,850,039
Cash and cash equivalents	948,507	1,083,390
Restricted cash	1,250,182	214,388
Escrow deposits	2,493,148	2,525,947
Accounts receivable, net of allowance of $179,825 and $49,027 at December 31, 2008 and 2007, respectively	2,255,614	704,713
Deferred rental income receivable	3,655,663	2,896,742
Deferred loan and leasing costs, net of accumulated amortization of $1,775,486 and $1,352,282 at December 31, 2008 and 2007, respectively	2,369,935	2,670,782
Prepaid expenses	10,993	15,749

Total assets	$117,672,067	$117,961,750

Liabilities and members’ equity
Mortgage notes payable	$97,046,635	$99,565,955
Accrued interest payable	454,906	466,715
Real estate taxes payable	5,456,920	3,432,149
Accounts payable and accrued expenses	461,154	447,148
Security deposits and prepaid rent	347,143	308,793
Distributions payable to members	601,721	686,945
Capital lease obligation	76,368	199,172

Total liabilities	104,444,847	105,106,877
Commitments and contingencies (Note 12)
Members’ equity	13,227,220	12,854,873

Total liabilities and members’ equity	$117,672,067	$117,961,750

The accompanying notes are an integral part of these financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENTS OF OPERATIONS (NOT COVERED BY THE REPORT INCLUDED HEREIN)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Revenue
Rental income	$12,934,211	$12,596,889
Lease termination fees	1,258,286	—
Recoverable tenant income	8,133,194	6,024,052
Other property related income	35,374	19,889

Total revenue	22,361,065	18,640,830

Operating expenses
Property operating expenses	3,766,334	3,230,372
Management fees	783,048	726,478
Real estate taxes	5,462,045	3,438,084
General and administrative expenses	385,281	359,419
Depreciation and amortization	4,411,286	4,493,771

Total operating expenses	14,807,994	12,248,124

Operating income	7,553,071	6,392,706

Other income (expense)
Interest income	30,350	80,409
Other income	6,000	2,542
Interest expense	(5,632,907)	(5,776,897)

Total other income (expense)	(5,596,557)	(5,693,946)

Net income	$1,956,514	$698,760

The accompanying notes are an integral part of these financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENTS OF MEMBERS’ EQUITY (NOT COVERED BY THE REPORT INCLUDED HEREIN)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Legacy Village Partners LLC (Managing Member/ Class A Member)	Legacy Village Holdings LLC (Class B Member)	National Electrical Benefit Fund (Class A Member)	The Northern Ohio Building and Construction Trades Real Estate Investment Group Trust (Class A Member)	Total
Balance at December 31, 2006	$3,487,222	$5,355,034	$3,831,038	$164,962	$12,838,256
Capital contributions	7,055	12,264	6,760	295	26,374
Receivables from members	554,435	—	531,259	23,175	1,108,869
Distributions	(388,921)	(845,084)	(559,755)	(23,626)	(1,817,386)
Net income	—	698,760	—	—	698,760

December 31, 2007	$3,659,791	$5,220,974	$3,809,302	$164,806	$12,854,873
Capital contributions	77,290	134,355	74,054	3,237	288,936
Distributions	(400,843)	(870,993)	(576,916)	(24,351)	(1,873,103)
Net income	145,096	1,666,322	139,021	6,075	1,956,514

December 31, 2008	$3,481,334	$6,150,658	$3,445,461	$149,767	$13,227,220

Ownership percentage	26.75%	46.50%	25.63%	1.12%	100.00%

The accompanying notes are an integral part of these financial statements.

LEGACY VILLAGE INVESTORS, LLC

STATEMENTS OF CASH FLOWS (NOT COVERED BY THE REPORT INCLUDED HEREIN)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities
Net income	$1,956,514	$698,760
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,995,508	3,923,976
Amortization	512,945	666,962
Deferred rent	(758,921)	(914,174)
Changes in other operating accounts
Accounts receivable	(1,550,901)	472,931
Accounts payable and accrued expenses	2,026,968	(624,857)
Other assets and liabilities—net	43,106	8,458

Net cash provided by operating activities	6,225,219	4,232,056

Cash flows from investing activities
Additions to real estate assets	(544,559)	(152,868)
Deferred leasing costs	(212,097)	(135,972)
Change in restricted cash	(1,035,794)	455,959
Change in escrow account	32,799	(620,675)

Net cash used in investing activities	(1,759,651)	(453,556)

Cash flows from financing activities
Principal payments on mortgage notes payable	(2,519,320)	(2,381,833)
Principal payments on capital lease obligation	(122,804)	(131,975)
Distributions to members	(1,958,327)	(1,591,113)

Net cash used in financing activities	(4,600,451)	(4,104,921)

Decrease in cash and equivalents	(134,883)	(326,421)

Cash and equivalents
Beginning of year	1,083,390	1,409,811

End of year	$948,507	$1,083,390

Supplemental disclosure of noncash information
Interest paid	$5,536,292	$5,690,896

Supplemental disclosure of noncash investing and financing activities
Additions to real estate assets	$—	$(26,374)
Contributions receivable	—	1,108,869
Capital contributions of real estate assets	288,936	26,374
Distributions to members	—	(1,108,869)

The accompanying notes are an integral part of these financial statements.

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS

(NOT COVERED BY THE REPORT INCLUDED HEREIN)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Depreciation and Amortization

Land and building is recorded at its net book value. Additions to the building are carried at cost. Depreciation is provided for in amounts sufficient to relate the value of depreciable assets to operations over their estimated service lives by use of the straight-line method for financial reporting purposes. Tenant improvements are amortized by the straight-line method over the terms of the related lease, which approximate the useful lives of the improvements. Useful lives are as follows:

Building and building and land improvements	16-40 years
Tenant improvements	Life of lease
Equipment and capitalized leases	6-10 years

Impairment of Real Estate Assets

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset to be held and used is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value as prescribed by FASB statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). To the extent an impairment has occurred, the excess of carrying value of the assets over its estimated fair value will be charged to operations. No such impairment was recognized during 2008 or 2007.

Revenue Recognition

Fixed minimum base rents are recorded on a straight-line basis over the life of the lease and reimbursements are recorded on an accrual basis. Lease termination income is recognized when earned and collected. Accounts receivable include billed and unbilled receivables. Unbilled receivables consist of tenant charges of $1,557,003 and $4,500 at December 31, 2008 and 2007, respectively. The excess of cumulative minimum base rents recognized on a straight-line basis over the amounts currently billable are $3,655,663 and $2,896,742, as of December 31, 2008 and 2007, respectively, and are recorded as deferred rental income receivable. Reimbursements and recoveries from tenants for certain operating expenses and real estate taxes are recognized in the period the applicable costs are incurred.

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

(NOT COVERED BY THE REPORT INCLUDED HEREIN)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

During 2008, the Company recorded additional rental income to reflect the cumulative straight-line effect of adjusting the deferred rental income receivable relating to certain leases. The Company also recorded recoverable tenant income during 2008 to adjust the tenant reimbursement receivable relating to one tenant that was under accrued in the prior year. The amount of these cumulative out-of-period adjustments recorded in 2008 in the amount of approximately $178,000, includes 2007 and prior years rental income of $64,000 and 2007 recoverable tenant income of $114,000. Additionally, the Company recorded additional general and administrative expenses of approximately $38,000 in 2008 for various invoices that should have been accrued as of December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less.

Restricted Cash

A replacement reserve for capital expenditures as required by the debt instruments has been established and provides for an amount of cash based on $.10 per square foot of gross leasable area, to be deposited each year to fund future expenditures. During 2008, $1,351,580 of lease termination fees were received and deposited into the restricted cash account to cover future costs to be incurred to re-lease the space. Of this amount, $351,580 was transferred to the lender escrow account in 2008. The remaining $1,000,000 was transferred to the lender escrow account in 2009.

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

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

(NOT COVERED BY THE REPORT INCLUDED HEREIN)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

3. RELATED-PARTY TRANSACTIONS

The Company entered into a management agreement with First Interstate Properties, Ltd. (“FIP”), an affiliate of the Managing Member, on August 25, 2004, to provide property management services for the Project. The agreement was terminated on March 31, 2007. FIP received 4% of gross monthly collections. Management fees earned by FIP are $0 and $183,325 in 2008 and 2007, respectively. Accrued management fees owed to FIP are $0 and $327 as of December 31, 2008 and 2007, respectively.

The Company leases office space to an affiliate under an operating lease that expires in March 2019. Rental income totaled $344,606 and $354,464 in 2008 and 2007, respectively. Total annual minimum rental payments range from $304,000 to $446,500 through 2019.

The Company is provided a variety of other services by affiliated entities including marketing, administrative, office, legal, and construction management. Fees for these services are based on hourly rates for actual hours worked by employees of the affiliates and costs incurred. Total amounts paid for these services are $122,221 and $301,156 in 2008 and 2007, respectively.

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

(NOT COVERED BY THE REPORT INCLUDED HEREIN)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

4. REAL ESTATE ASSETS

Real estate assets at cost at December 31, 2008 and 2007, consist of the following:

	2008	2007
Land	$23,371,768	$23,371,768
Building and building and land improvements	96,031,010	95,780,010
Tenant improvements	819,914	263,020
Equipment	627,844	602,244
Personal property	887,320	887,320

	121,737,856	120,904,362
Less: Accumulated depreciation	(17,049,831)	(13,054,323)

Total real estate assets—net	$104,688,025	$107,850,039

Depreciation expense totaled $3,995,508 and $3,923,976 in 2008 and 2007, respectively.

5. MORTGAGE NOTES PAYABLE

The nonrecourse mortgage notes are collateralized by the mall facilities and assignment of all leases. The terms of the mortgage notes are summarized as follows:

Mortgagee	Morgan Stanley Capital I Trust	Morgan Stanley Capital I Trust	Total
Original date	December 4, 2003	December 23, 2004
Maturity	January 1, 2014	January 1, 2014
Original amount (a)(b)	$98,000,000	$10,000,000	$108,000,000
Present balance	87,848,089	9,198,546	97,046,635
Monthly payment	609,143	62,157
Interest rate	5.625%	5.625%

a	On August 25, 2004, an Assignment and Assumption Agreement was executed whereby the Company assumed the obligations as the new borrower and the Managing Member assigned its rights as the old borrower for the $98 million mortgage note payable to Teachers Insurance and Guaranty Association (“TIAA”). The mortgage note payable matures on January 1, 2014, at which time a final payment of $74,210,492 is due. The note was sold by TIAA to Morgan Stanley Mortgage Capital, Inc. on December 22, 2006. Morgan Stanley securitized the loan into Morgan Stanley Capital I Trust in 2007.
b	On December 23, 2004, the Company executed a mortgage note payable to TIAA for $10 million. The mortgage note payable matures on January 1, 2014, at which time a final payment of $7,882,900 is due. The note was sold by TIAA to Morgan Stanley Mortgage Capital, Inc. on December 22, 2006. Morgan Stanley securitized the loan into Morgan Stanley Capital I Trust in 2007.

The mortgages are collateralized by real property and an assignment of rents and leases. The mortgage notes have prepayment penalties as defined in the promissory notes. Additionally, affiliates of the Managing Member have a guarantee to reimburse mortgagee for certain liabilities (as defined) that may occur in the event of foreclosure. Pursuant to the provisions of the $98,000,000 note, amounts required to fund real estate taxes are being deposited into an interest-bearing escrow account. Interest expense includes deferred loan fee amortization of $97,166 for each of the years ended December 31, 2008 and 2007. Interest on capital lease obligations was $11,258 and $17,117 in 2008 and 2007, respectively.

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

(NOT COVERED BY THE REPORT INCLUDED HEREIN)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Aggregate annual maturities of the mortgage notes payable over each of the next five years and thereafter as of December 31, 2008, will be as follows:

2009	$2,664,739
2010	2,818,556
2011	2,981,251
2012	3,153,338
2013	3,335,359
Thereafter	82,093,392

$97,046,635

6. MEMBERS’ EQUITY

The Class B Member was entitled to receive a 7.5% preferred return on its share of the Project value as defined in the Operating Agreement. The preferred return was for a two year stated period and ended on August 25, 2006. Effective August 26, 2006, distributions are based on each member’s respective ownership percentages, subject to certain adjustments as defined in the Operating Agreement. At December 31, 2007, the preferred return earned by the Class B Member was $4,640,671 all of which was paid in 2007 and prior years.

Capital contributions of $288,936 and $26,374 made during 2008 and 2007, respectively, represent an additional funding requirement (not to exceed $500,000) for construction costs committed under leases subsequent to the date the Project was contributed, in excess of the contributed construction escrow account. The costs and related contributions represent non-cash contributions. Contributions have been allocated in accordance with the ownership percentages as defined in the Operating Agreement.

Pursuant to the Operating Agreement, cash distributions shall be determined at the end of each calendar quarter. Distributable cash shall be paid to the members within twenty days, after each calendar quarter in accordance with the allocation provisions as set forth in the Operating Agreement. Distributions payable at December 31, 2008 and 2007 were $601,721and $686,945, respectively. In January 2009, distributions payable at December 31, 2008, of $518,050 were paid. The difference of $83,671 represents distributions payable related to excess refinancing proceeds in a prior year.

7. CONCENTRATION OF CREDIT RISK

The Company maintains its cash, restricted cash, and security deposit balances in one bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 by the bank per user account. The uninsured portion of these cash balances held by the bank was $1,946,747 and $1,090,748 at December 31, 2008 and 2007, respectively.

8. LEASING ARRANGEMENT

Capital Leases

The Company leases various vehicles and equipment used in the repair, maintenance, and retail leasing of the shopping center under capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the lease, and accordingly, these leases are recorded in the Company’s assets and liabilities. The lease agreements each contain a bargain purchase option at their expiration.

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

(NOT COVERED BY THE REPORT INCLUDED HEREIN)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Minimum future payments required under the leases together with their present value as of December 31, 2008, are as follows:

2009	$75,979
2010	2,795

Total minimum lease payments	78,774
Less: Amount representing interest	(2,406)

Present value of minimum lease payments	$76,368

The Company’s operations consist of leasing retail and office space in a lifestyle center. The leases are operating leases expiring in various years through 2044.

Minimum future rental income receivable pursuant to the noncancelable leases as of December 31, 2008, is as follows:

2009	$11,663,648
2010	11,500,997
2011	11,419,994
2012	11,473,007
2013	10,777,677
Thereafter	76,259,741

$133,095,064

9. MAJOR TENANTS

As of December 31, 2008 three tenants, Expo Design Center, Dick’s Sporting Goods, and Giant Eagle, accounted for approximately 42.7% (unaudited) of space and 26.7% of rental income of the Company as follows:

	Space (Unaudited)	Rental Income
Expo Design Center	15.5%	8.5%
Dick’s Sporting Goods	13.7%	5.9%
Giant Eagle	13.5%	12.3%

Minimum future rental income receivable (included in the amounts in Note 8) pursuant to the leases for noncancelable leases as of December 31, 2008, from major tenants, is as follows:

2009	$3,203,680
2010	3,264,513
2011	3,329,497
2012	3,445,893
2013	3,533,037
Thereafter	55,698,740

$72,475,360

LEGACY VILLAGE INVESTORS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

(NOT COVERED BY THE REPORT INCLUDED HEREIN)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

11. REAL ESTATE TAX APPEAL

In April 2007, a sub-agency of the real estate taxing authority filed an appeal of the Company’s 2006 real estate tax assessment contesting the valuation of the property. The suggested valuation provided by the sub-agency of the real estate taxing authority would result in an increase in the Company’s cumulative, historical real estate taxes that are the subject of this contested valuation of approximately $1.7 million. Pursuant to the terms of the Company’s leases with its tenants, the Company believes it will recover approximately 85% of any increase in its cumulative, historical real estate taxes that would be due to the sub-agency in the event the sub-agency is successful in its appeal. The 2006 real estate tax assessment is in effect for tax years 2006 to 2008. However, any changes to the tax assessed value of the Company’s real estate would also likely impact periods subsequent to 2008. The Company has recorded additional real estate taxes payable to reflect this potential expense should the Company lose the appeal, as well as additional tenant receivables to reflect the estimated portion that may be collectible from tenants. Actual amounts paid to the taxing authority and/or received from tenants associated with an increase real estate taxes paid could materially differ from amounts recorded by the Company.

12. COMMITMENTS AND CONTINGENCIES

The Company is involved in various other claims and legal actions arising out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on the Company’s financial statements.

* * * * * *