Form 10-Q
period 2010-03-31
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2010-05-06
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on May 6, 2010 was 4,135,635.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Investments in real estate:
Land (including from VIEs of $32,593 and $43,579, respectively)	$108,726	$119,541
Buildings and equipment (including from VIEs of $239,760 and $261,827, respectively)	685,121	706,126
Less accumulated depreciation (including from VIEs of $(21,160) and $(21,215), respectively)	(59,480)	(56,856)

Net property and equipment	734,367	768,811
Investments in unconsolidated real estate affiliates	30,648	29,851
Investments in real estate and other assets held for sale	106,078	104,112

Net investments in real estate	871,093	902,774
Cash and cash equivalents (including from VIEs of $3,110 and $4,851, respectively)	37,391	44,258
Restricted cash (including from VIEs of $1,515 and $2,234, respectively)	7,796	6,574
Tenant accounts receivable, net (including from VIEs of $1,625 and $1,470, respectively)	3,462	3,703
Deferred expenses, net (including from VIEs of $1,250 and $1,707, respectively)	4,351	4,679
Acquired intangible assets, net (including from VIEs of $5,951 and $6,617, respectively)	46,546	49,301
Deferred rent receivable, net (including from VIEs of $769 and $1,472, respectively)	3,899	4,760
Prepaid expenses and other assets (including from VIEs of $456 and $572, respectively)	745	1,091

TOTAL ASSETS	$975,283	$1,017,140

LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $192,358 and $225,363, respectively)	$574,374	$611,975
Liabilities held for sale	85,654	85,815
Accounts payable and other accrued expenses (including from VIEs of $2,279 and $3,157, respectively)	7,378	9,393
Accrued interest (including from VIEs of $933 and $1,057, respectively)	2,802	2,867
Accrued real estate taxes (including from VIEs of $952 and $1,211, respectively)	3,062	4,243
Manager and advisor fees payable	994	1,405
Acquired intangible liabilities, net (including from VIEs of $0 and $82, respectively)	11,362	12,119

TOTAL LIABILITIES	685,626	727,817
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,135,635 shares issued and outstanding at March 31, 2010 and December 31, 2009	41	41
Additional paid-in capital	453,244	453,244
Accumulated other comprehensive income (loss)	312	(39)
Distributions to stockholders	(78,361)	(78,361)
Accumulated deficit	(97,861)	(98,246)

Total Excelsior LaSalle Property Fund, Inc. stockholders’ equity	277,375	276,639

Noncontrolling interests	12,282	12,684

Total equity	289,657	289,323

TOTAL LIABILITIES AND EQUITY	$975,283	$1,017,140

The abbreviation “VIEs” above means Variable Interest Entities.

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

$ in thousands, except per share amounts

(Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Revenues:
Minimum rents	$18,198	$19,524
Tenant recoveries and other rental income	4,256	4,937

Total revenues	22,454	24,461
Operating expenses:
Real estate taxes	2,097	2,932
Property operating	5,646	5,927
Manager and advisor fees	994	1,926
Fund level expenses	491	611
Provision for doubtful accounts	234	99
General and administrative	187	645
Depreciation and amortization	7,034	8,206

Total operating expenses	16,683	20,346

Operating income	5,771	4,115
Other income and (expenses):
Interest income	—	84
Interest expense	(8,159)	(8,358)
Equity in loss of unconsolidated affiliates	(400)	(34)

Total other income and (expenses)	(8,559)	(8,308)

Loss from continuing operations	(2,788)	(4,193)
Discontinued operations:
Income from discontinued operations	2,975	624

Total income from discontinued operations	2,975	624

Net income (loss)	187	(3,569)

Net loss attributable to the noncontrolling interests	251	264

Net income (loss) attributable to Excelsior LaSalle Property Fund, Inc.	438	(3,305)
Other comprehensive income (loss):
Foreign currency translation adjustment	351	(332)

Total other comprehensive income (loss)	351	(332)

Net comprehensive income (loss)	$789	$(3,637)

Net loss from continuing operations attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(0.61)	$(0.95)
Total income from discontinued operations per share-basic and diluted	$0.72	$0.15
Net income (loss) attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$0.11	$(0.80)

Weighted average common stock outstanding-basic and diluted	4,135,635	4,110,725

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF EQUITY

$ in thousands, except per share amounts

(Unaudited)

			Additional Paid in Capital	Other Comprehensive (Loss) Income	Distributions to Stockholders	Retained Earnings/ (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2010 (previously reported)	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,246)	$12,684	$289,323
Cumulative effect of change in accounting principle	—	—	—	—	—	(53)	(104)	(157)

Balance, January 1, 2010 (as restated, see Note 4)	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,299)	$12,580	$289,166
Net income (loss)	—	—	—	—	—	438	(251)	187
Other comprehensive income	—	—	—	351	—	—	—	351
Cash contributed from noncontrolling interests	—	—	—	—	—	—	66	66
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(113)	(113)

Balance, March 31, 2010	4,135,635	$41	$453,244	$312	$(78,361)	$(97,861)	$12,282	$289,657

			Additional Paid In Capital	Other Comprehensive Loss	Distributions to Stockholders	Retained Earnings/ (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2009	4,032,563	$40	$443,808	$(1,885)	$(74,755)	$(58,635)	$15,043	$323,616
Issuance of common stock	88,417	1	8,293	—	—	—	—	8,294
Net loss	—	—	—	—	—	(3,305)	(264)	(3,569)
Other comprehensive loss	—	—	—	(332)	—	—	—	(332)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	122	122
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(375)	(375)
Distributions declared ($0.875 per share)	—	—	—	—	(3,606)	—	—	(3,606)

Balance, March 31, 2009	4,120,980	$41	$452,101	$(2,217)	$(78,361)	$(61,940)	$14,526	$324,150

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$187	$(3,569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation (including discontinued operations)	4,778	5,697
Amortization of in-place lease intangible assets (including discontinued operations)	2,326	3,274
Amortization of net above- and below-market in-place leases (including discontinued operations)	(381)	(273)
Amortization of financing fees (including discontinued operations)	188	224
Amortization of debt premium and discount (including discontinued operations)	(54)	(54)
Amortization of lease commissions (including discontinued operations)	162	219
Provision for doubtful accounts	234	99
Deferred rent (including discontinued operations)	206	(173)
Recovery of provision for impairment of real estate (including discontinued operations)	(2,103)	—
Equity in loss of unconsolidated affiliates	400	34
Distributions of income received from unconsolidated affiliates	—	29
Net changes in assets and liabilities:
Tenant accounts receivable	(131)	415
Prepaid expenses and other assets	260	418
Manager and advisor fees payable	(411)	(439)
Accounts payable and accrued expenses	(1,615)	(24)

Net cash provided by operating activities	4,046	5,877
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements and lease commissions	(416)	(1,234)
Distributions received from unconsolidated affiliates in excess of income	—	890
Loan escrows	(2,222)	64
Effect of change in accounting principle to beginning cash	(1,913)	—

Net cash used in investing activities	(4,551)	(280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	5,991
Distributions to stockholders	—	(4,755)
Distributions paid to noncontrolling interests	(113)	(375)
Contributions received from noncontrolling interests	66	122
Draws on credit facility	—	5,000
Payments on credit facility	(4,400)	(14,000)
Debt issuance costs	(184)	—
Proceeds from mortgage notes and other debt payable	—	7
Principal payments on mortgage notes and other debt payable	(1,734)	(1,029)

Net cash used in financing activities	(6,365)	(9,039)

Net decrease in cash and cash equivalents	(6,870)	(3,442)
Effect of exchange rates	3	(5)
Cash and cash equivalents at the beginning of the period	44,258	16,395

Cash and cash equivalents at the end of the period	$37,391	$12,948

Supplemental disclosure of cash flow information:
Interest paid (including discontinued operations)	$9,251	$9,686

Non-cash activities:
Write-offs of receivables	$126	$37
Write-offs of retired assets	96	18
Change in liability for capital expenditures	126	723
Distributions payable	—	3,606
Stock issued through dividend reinvestment plan	—	2,303

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

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of March 31, 2010, we wholly or majority owned and controlled 36 consolidated properties. As of March 31, 2010, we owned interests in four unconsolidated properties.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of variable interest entities in which we own less than a 100% interest. Prior to January 1, 2010, in determining whether we had a controlling interest in a non-wholly owned entity and the requirement to consolidate the accounts of that entity, we considered factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the members as well as whether the entity was a variable interest entity in which the Fund would absorb the majority of the entity’s expected losses, if they occurred, or receive the majority of the expected residual returns, if they occurred, or both. On January 1, 2010, the Fund adopted revised guidance regarding the consolidation of variable interest entities (see Note 4). With respect to our 80% interest in 111 Sutter Street, we have concluded that we do not control the entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing collateralized by assets of the venture.

For the three months ending March 31, 2010, noncontrolling interests represent the minority members’ proportionate share of the equity in The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, The Edge at Lafayette and Campus Lodge Tampa. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the implied fair value, based on the purchase price. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2009, noncontrolling interests also represented the minority members’ proportionate share of the equity in 9800 South Meridian and 18922 Forge Drive.

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Fund’s Form 10-K filed with the SEC on March 15, 2010 (our “2009 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2009 audited financial statements included in our 2009 Form 10-K and present interim disclosures as required by the SEC.

The interim financial data as of March 31, 2010 and for the three months ended March 31, 2010 and March 31, 2009 is unaudited; however, in the opinion of the Fund, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At March 31, 2010 and December 31, 2009, our allowance for doubtful accounts was $818 and $710, respectively.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease as a component of amortization expense. Deferred expenses accumulated amortization at March 31, 2010 and December 31, 2009 was $3,409 and $3,321, respectively.

Acquisitions

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $42,775 and $45,414 at March 31, 2010 and December 31, 2009, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $11,804 and $11,489 at March 31, 2010 and December 31, 2009, respectively, on the accompanying Consolidated Balance Sheets.

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

NOTE 3—PROPERTY

Discontinued Operations

On June 26, 2009, we sold Hagemeyer Distribution Center, a 300,000 square foot industrial center located in Auburn, GA, for $10,400, resulting in a gain of $911. On September 4, 2009, we sold Waipio Shopping Center, a 137,000 square foot retail center in Waipahu, HI, for $30,850, resulting in a gain of $1,619. The results of operations of the properties are reported as discontinued operations for all periods presented.

As of March 31, 2010 and December 31, 2009 the following properties were classified as held for sale: Havertys Furniture, 25850 S. Ridgeland, Georgia Door Sales Distribution Center, 105 Kendall Park Lane and 4001 North Norfleet Road. The Fund’s investment in real estate and other assets held for sale is comprised of:

	March 31, 2010	December 31, 2009
Land	$12,187	$11,979
Buildings and equipment, net	77,136	75,610
Acquired intangible assets, net	9,399	9,366
Other assets, net	7,356	7,157

Total assets	$106,078	$104,112

Liabilities held for sale are related to the properties listed as held for sale and are as follows:

	March 31, 2010	December 31, 2009
Mortgage notes and other debt payable	$84,143	$84,542
Other liabilities	1,511	1,273

Total liabilities	$85,654	$85,815

The following table summarizes income from discontinued operations for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Total revenue	$2,703	$4,015
Real estate taxes	(425)	(537)
Property operating expenses	(61)	(333)
General and administrative expenses	(28)	(51)
Net recovery of provision for impairment of real estate (see Note 11)	2,103	—
Depreciation and amortization	(232)	(984)
Interest income	76	79
Interest expense	(1,161)	(1,565)

Income from discontinued operations	$2,975	$624

NOTE 4—VARIABLE INTEREST ENTITIES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the consolidation of variable-interest entities, which required the Fund to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Fund adopted this guidance on January 1, 2010 and has determined that it must deconsolidate 9800 South Meridian and 18922 Forge Drive. In both of these cases, the Fund determined that its equity interest in the real estate assets represented a variable interest in a VIE, but it lacked the power to direct the activities that most significantly impact the VIE’s economic performance.

The Fund has determined that the activities that most significantly impact the VIEs economic performance include, but are not limited to, decisions related to leasing, budgets, finance and selling. VIEs that have been consolidated have been determined by the Fund to either be under the control of the Fund due to its involvement in significant decisions or the power is shared by a related party and the Fund has the rights to substantially all of the economics of that VIE. VIEs in which the significant decisions require unanimous approval by all members are no longer consolidated despite the Fund having the rights to substantially all of the economics of the VIE, which previously required the Fund to consolidate these VIEs. The Fund’s involvement in its investments in 9800 South Meridian and 18922 Forge Drive includes participating in significant decisions related to leasing, budgets, financing and selling,

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

which began at the time of acquisition of the properties. The Fund’s maximum exposure to loss is equal to, but not greater than, it’s current equity in the investment since we have no obligation to fund future potential losses of the VIEs which as of March 31, 2010 is approximately $1,158. The Fund’s involvement in its investment in The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, The Edge at Lafayette, and Campus Lodge Tampa includes maintaining control over significant decisions, which began at the time of acquisition of the properties. The creditors of the Fund’s VIEs do not have general recourse to us.

As a result of this application, our interests in 9800 South Meridian and 18922 Forge Drive were deconsolidated as of January 1, 2010. The Fund recognized an impairment of approximately $53 to re-measure these investments to their values as of the deconsolidation date as if they had always been accounted for under the equity method of accounting. The write down was reported as a cumulative effect of a change of accounting principle, increasing the beginning accumulated deficit balance as of January 1, 2010, on the Consolidated Statements of Equity. Our adoption on January 1, 2010, resulted in the following impacts in our Consolidated Balance Sheets: (1) assets decreased by $34,198 primarily related to net investment in real estate; (2) liabilities decreased by $34,041 primarily related to mortgage notes payable; and (3) total equity decreased by $157. The Fund’s involvement with our investments in 9800 South Meridian and 18922 Forge Drive has not changed since the deconsolidation of these investments.

Please also see the parenthetical disclosures on our Consolidated Balance Sheet regarding the amounts of variable interest entities’ assets and liabilities that are consolidated.

NOTE 5—UNCONSOLIDATED REAL ESTATE AFFILIATES

We own a 46.5% interest in Legacy Village, an 80% interest in 111 Sutter Street, and 90% interests in each of 9800 South Meridian and 18922 Forge Drive. As discussed in Note 4, 9800 South Meridian and 18922 Forge Drive became unconsolidated affiliates as of January 1, 2010.

The mortgage notes payable associated with 9800 South Meridian and 18922 Forge Drive are non-recourse obligations of the Fund, and are guaranteed by an affiliate of our operating partner in these properties (the “Guarantor”). As of March 31, 2010, the Guarantor had not complied with certain financial reporting requirements of these loan agreements, which has resulted in these mortgage notes payable being in default. As a result of these defaults, the lenders of the mortgage notes payable can call for the immediate payment of the outstanding balances. As of the filing date of this 10-Q, the lenders have not demanded immediate payment.

The following is summarized financial information for our unconsolidated real estate affiliates which for the periods related to 2010 now include 9800 South Meridian and 18922 Forge Drive:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	March 31, 2010	December 31, 2009
ASSETS
Investments in real estate, net	$190,011	$160,803
Cash and cash equivalents	5,628	2,551
Other assets, net	19,109	18,893

TOTAL ASSETS	$214,748	$182,247

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$182,414	$150,382
Other liabilities	9,341	9,200

TOTAL LIABILITIES	191,755	159,582
Members’ Equity	22,993	22,665

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$214,748	$182,247

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	March 31, 2010	December 31, 2009
Members’ equity	$22,993	$22,665
Less: other members’ equity	(6,737)	(8,157)
Basis differential in investment in unconsolidated real estate affiliates, net (a)	14,392	15,343

Investments in unconsolidated real estate affiliates	$30,648	$29,851

(a)	The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village, 111 Sutter Street, 9800 South Meridian and 18922 Forge Drive. The Fund amortizes the basis differential over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Total revenues	$8,141	$7,508
Total operating expenses	6,239	5,320

Operating income	1,902	2,188
Total other expenses	2,611	2,179

Net (loss) income	$(709)	$9

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net (loss) income of unconsolidated real estate affiliates	$(709)	$9
Other members’ share of net loss (income)	349	(10)
Depreciation of purchase price in excess of ownership interest in unconsolidated real estate affiliates	(39)	(32)
Other expenses from unconsolidated real estate affiliates	(1)	(1)

Equity in loss of unconsolidated real estate affiliates	$(400)	$(34)

SUMMARIZED FINANCIAL INFORMATION—LEGACY VILLAGE

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Total revenues	$4,521	$4,942
Operating income	1,014	1,451
Net (loss) income	$(328)	$69

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

			Amount payable as of
Property	Maturity Date	Rate	March 31, 2010	December 31, 2009
Total mortgage notes of held for use properties	September 1, 2011 - March 1, 2027	5.15% - 6.14%	$561,600	$594,747
Other debt payable	August 1, 2011	7.00%	1,050	1,050
Term loan/line of credit	February 19, 2012	LIBOR + 3.75% (1.00% LIBOR floor)	13,100	17,500
Net discount on assumed debt			(1,376)	(1,322)

Mortgage notes and other debt payable, net			$574,374	$611,975

Mortgage notes of held for sale properties			$84,143	$84,542

Aggregate principal payments of mortgage notes and other debt payable as of March 31, 2010 are as follows:

Year	Amount
2010	$12,762
2011	50,801
2012	36,010
2013	120,571
2014	141,014
Thereafter	298,735

Total	$659,893

Line of Credit / Term Loan

On February 19, 2010, we replaced our existing line of credit with a $17,000 term loan with a $6,000 letter of credit sub-limit provided by PNC Bank, National Association. The term loan bears interest at LIBOR plus 3.75%, with a LIBOR floor of 1.00%. The term loan requires quarterly principal payments of $2,125 and can be prepaid without penalty. The term loan matures on February 19, 2012. We had $13,100 borrowed at 4.75% at March 31, 2010, plus a $3,900 letter of credit which is used as additional collateral on a mortgage note payable. As of March 31, 2010, we were in compliance with the terms of our term loan.

Our previous $50,000 line of credit agreement, which expired in February 2010, was provided by PNC Bank, National Association, BMO Capital Markets Financing, Inc. and Bank of America, N.A. (“BANA”), an affiliate of the Manager. The line of credit carried an interest rate that approximates LIBOR plus 1.50% to 2.00% based on certain covenant provisions or a base rate which was the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. We had $17,500 borrowed at 2.24% at December 31, 2009.

NOTE 7—COMMON STOCK

Stock Subscriptions

We have historically and may in the future sell additional Shares through private placements to accredited investors when and if market conditions permit. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At March 31, 2010 and December 31, 2009, no subscription commitments were held in escrow. For the three months ended March 31, 2010, we sold no shares. For the year ended December 31, 2009, we sold 63,871 Shares for $5,991 to subscribers whose funds were held in the escrow account. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we may provide limited liquidity to our stockholders by conducting tender offers pursuant to which we would offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares, if any. Such determinations will be made by our board of directors prior to each tender offer and will be

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

communicated to stockholders. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares, and we will be under no obligation to conduct such tender offers or to make such cash available. We did not conduct any tender offers during the three months ended March 31, 2010, and, in order to preserve cash given the current market environment, the Fund does not intend to repurchase shares for the immediate future.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the current share price as of the reinvestment date. For the three months ended March 31, 2010, we did not issue Shares under the dividend reinvestment plan. For the year ended December 31, 2009, we issued 39,201 Shares for approximately $3,446, under the dividend reinvestment plan.

Earnings Per Share (“EPS”)

Basic per Share amounts are based on the weighted average of Shares outstanding of 4,135,635 and 4,110,725 for the three months ended March 31, 2010 and 2009, respectively. We have no dilutive or potentially dilutive securities.

NOTE 8—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we paid each the Manager and Advisor an annual fixed fee equal to 0.75%, respectively, of the Fund’s net asset value (“NAV”), calculated quarterly. Effective January 1, 2010, the Manager’s portion of the fixed fee was reduced from 0.75% of NAV to 0.10% of NAV. The fixed portion of the management and advisory fees for the three months ended March 31, 2010 and 2009 were $488 and $1,445, respectively. Included in Manager and Advisor fees payable at March 31, 2010 and December 31, 2009 was $488 and $1,017, respectively, of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. Effective January 1, 2010, the Manager waived its participation in the variable fee. The total variable fees for the three months ended March 31, 2010 and 2009 were $506 and $481 respectively. Included in Manager and Advisor fees payable at March 31, 2010 and December 31, 2009 was $506 and $388, respectively, of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. There were no acquisition fees for the three months ended March 31, 2010 and 2009. There were no acquisition fees included in manager and advisory fees payable at March 31, 2010 or December 31, 2009, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. There were no reimbursed due diligence costs for the three months ended March 31, 2010 and 2009. Beginning January 1, 2009, acquisition fees and due diligence costs for acquisitions were expensed as incurred. The Advisor does not receive a disposition fee for selling real estate investments.

On December 23, 2004, we entered into an expense limitation agreement (the “Expense Limitation Agreement”), which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or Share offering, printing costs, mailing costs, fees associated with the board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the three months ended March 31, 2010 and 2009 were limited to $431 and $723, respectively. Actual Fund level expenses for the three months ended March 31, 2010 exceeded the limitation by $57, therefore, Fund level expenses paid for by the Manager are being carried forward to future periods. To the extent expenses cannot be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2010, after which time we will be responsible for all expenses as incurred. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the Expense Limitation Agreement, such as expenses related to unsuccessful acquisitions and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 4 Research Park Drive and 36 Research Park Drive. For the three months ended March 31, 2010 and 2009, JLL was paid $35 and $50, respectively, for property management services performed. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis. JLL was paid $32 and $0 for leasing services for the three months ended March 31, 2010 and 2009, respectively.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), an affiliate of the Manager, is the placement agent for the Fund. The placement agent receives no compensation from us for its services, but may receive compensation in the form of a placement fee from the purchasing shareholders. MLPF&S is an indirect, wholly-owned subsidiary of Bank of America Corporation (“BAC”).

The Fund has mortgage notes payable to BAC, an affiliate of the Manager, collateralized by Monument IV at Worldgate and Station Nine Apartments. BANA was the lender on up to $7,143 of the Fund’s old line of credit, which expired in February 2010. Interest and fees paid to BAC and BANA related to the loans were $998 and $996, for the three months ended March 31, 2010 and 2009, respectively. Included in mortgage notes and other debt payable, is debt payable to BAC and BANA, at March 31, 2010 and December 31, 2009 of approximately $72,996 and $75,649, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At March 31, 2010, we had approximately $1,674 deposited in this escrow, and we expect to fund a net of approximately $226 during the remainder of 2010. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At March 31, 2010, our capital account escrow account balance was $672. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At March 31, 2010, our insurance and real estate tax escrow balance was $601. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

The mortgage loan collateralized by Metropolitan Park North required that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. We satisfied this reserve requirement with a letter of credit which was posted on March 23, 2009. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 letter of credit to us. If the tenant fails to provide notice of its renewal by September 30, 2010, we are obligated to post an additional $2,800 reserve into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s). If required, the Fund plans on satisfying the additional $2,800 reserve requirement with cash on hand.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should the tenant not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the lease. The Fund can avoid reserving the rental payments by delivering a letter of credit to the lender of $2,400 on September 1, 2010. The Fund expects to fund the reserve, if required to do so, from the rental payments received from the tenant. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has renewed its lease or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of March 31, 2010, we had deposited approximately $184 into this escrow for 2010 and we expect to fund a net amount of approximately $40 during the remainder of 2010.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of March 31, 2010, we have not received an expansion notice from the tenant.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

NOTE 10—ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

The FASB’s guidance for fair value measurement and disclosure states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable was approximately $614 higher and $762 higher, respectively, than the aggregate carrying amounts at March 31, 2010 and December 31, 2009. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable was approximately $64,471 and $85,067 lower than the aggregate carrying amounts at March 31, 2010 and December 31, 2009, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

NOTE 11—IMPAIRMENT

Impairment of Investments in Real Estate held for sale

In December 2009, we determined that five properties we designated as held for sale were impaired at the date the properties were classified as held for sale. These properties included 25850 S. Ridgeland, Georgia Door Sales Distribution Center, 105 Kendall Park Lane, Havertys Furniture and 4001 North Norfleet Road. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying values of these investments exceeded their fair value less cost to sell. At March 31, 2010, we reevaluated these assets for further impairment per guidance and determined that 25850 S. Ridgeland, Georgia Door Sales Distribution Center and 4001 North Norfleet Road were further impaired. As such, we recognized additional impairment charges of approximately $1,471. The impairment stemmed from continuing deterioration of real estate market fundamentals. Upon our reevaluation of 105 Kendall Park Lane and Havertys Furniture we determined that the fair values less costs to sell increased since our initial evaluation. As such, we will record a recovery of previously recorded impairment of approximately $3,574. The additional impairment charges and the recovery of previously recorded impairment are included within income from discontinued operations on the consolidated statements of operations and comprehensive income (loss).

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

NOTE 12—SUBSEQUENT EVENTS

On April 15, 2010, the Fund sold Havertys Furniture and 25850 S. Ridgeland for a combined sales price of $54,060 which resulted in a total gain on sale of approximately $900. In conjunction with the sale of the properties, the Fund paid off the mortgage loans associated with Havertys Furniture, 25850 S. Ridgeland and Georgia Door Sales Distribution Center which as of the date of sale totaled approximately $46,924 and resulted in a loss on extinguishment of debt of approximately $700. Also on April 15, 2010, the Fund removed Georgia Door Sales Distribution Center, 105 Kendall Park Lane, and 4001 North Norfleet Road from held for sale status. The catch-up of depreciation expense to be recorded in the three months ending June 30, 2010, related to designating the properties as held-for-use will be approximately $300.

* * * * * *

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

$ in thousands, except per share amounts

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Factors that could cause us not to realize our plans, intentions or expectations include, but are not limited to, those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in the Fund’s 2009 Form 10-K and our periodic reports filed with the SEC, including risks related to: (i) the current global financial crisis; (ii) risks related to student-oriented apartment communities; (iii) commercial real estate ownership; (iv) competition for attractive investments; (v) performance of the Manager and the Advisor; (vi) our ability to use leverage; (viii) the loss of key personnel by the Manager or the Advisor; (vii) compliance with the Exchange Act; (ix) our failure to achieve our return objectives; (x) the impact of co-tenancy provisions; (xi) defaults by significant tenants; (xii) compliance with environmental laws; (xiii) the possible development of harmful mold at our properties; (xiv) our ability to sell Shares and the illiquidity of our Shares; (xv) terrorist attacks; (xvi) the adequacy of our insurance; (xvii) the extent to which our investments are diversified; (xviii) our joint investments with third parties; (xix) the structure of the fees payable to the Manager and the Advisor; (xx) our qualification as a “venture capital operating company” under ERISA; (xxi) our ability to remain exempt from the registration requirements of the Investment Company Act, and (xxii) our ability to qualify as a REIT. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

Management Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. All references to numbered Notes are to specific notes to our Consolidated Financial Statements beginning on page 8 of this Form 10-Q, and the descriptions referred to are incorporated into the applicable portion of this section by reference. References to “base rent” in this Form 10-Q refer to cash payments made under the relevant lease(s), excluding real estate taxes and certain property operating expenses that are paid by us and are recoverable under the relevant lease(s) and exclude adjustments for straight-line rent revenue and above- and below-market lease amortization.

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of March 31, 2010, were comprised of:

•	Monument IV at Worldgate,

•	Havertys Furniture,

•	25850 S. Ridgeland,

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Marketplace at Northglenn,

•	the CHW Medical Office Portfolio,

•	Metropolitan Park North,

•	Stirling Slidell Shopping Centre,

•	4001 North Norfleet Road,

•	Station Nine Apartments,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	The District at Howell Mill,

•	Canyon Plaza,

•	Railway Street Corporate Centre,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.

As of March 31, 2009, our Consolidated properties were also comprised of:

•	Hagemeyer Distribution Center,

•	Waipio Shopping Center,

•	9800 South Meridian, and

•	18922 Forge Drive.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consist of Legacy Village, 111 Sutter Street, 9800 South Meridian and 18922 Forge Drive as of March 31, 2010 and Legacy Village and 111 Sutter Street as of March 31, 2009. Inclusion of 9800 South Meridian and 18922 Forge Drive in the Fund’s Unconsolidated Properties in 2010 is a result of the Fund’s adoption of the revised variable interest entity authoritative guidance on January 1, 2010. In our prior SEC filings, 9800 South Meridian and 18922 Forge Drive were included in the Fund’s Consolidated Properties. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one, five and ten-year time horizons and select investments that we believe meet our objectives. We own certain investments that provide us with significant cash flows that do not get treated as revenue under GAAP but do get factored into our Cash on Cash Return calculations. Examples of such non-revenue generating cash flows include the sales tax sharing agreement at Marketplace at Northglenn and the real estate tax reimbursement agreement at 25850 S. Ridgeland. For GAAP purposes, cash received from the Marketplace at Northglenn Enhanced Sales Tax Incentive Program Note and 25850 S. Ridgeland Tax Increment Financing Note is split between repayment of the principal balance on the notes receivable and interest income earned on those notes. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns.

The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. These tables provide examples of how the Advisor evaluates the Fund Portfolio when making investment decisions.

Property Sector Diversification

Consolidated Properties

Estimated Percent of Fair Value March 31, 2010
Office
Commercial Office	27%
Medical Office	17%
Retail	18%
Industrial	14%
Apartment	24%

Unconsolidated Properties

Estimated Percent of Fair Value March 31, 2010
Office
Commercial Office	55%
Medical Office	—
Retail	45%
Industrial	—
Apartment	—

Geographic Region Diversification

Consolidated Properties

Estimated Percent of Fair Value March 31, 2010
East	13%
West	41%
Midwest	13%
South	29%
International	4%

Unconsolidated Properties

Estimated Percent of Fair Value March 31, 2010
East	—
West	55%
Midwest	45%
South	—
International	—

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

Critical Accounting Policies

The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2009 Form 10-K.

Consolidated Properties

Consolidated Properties owned at March 31, 2010 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of March 31, 2010
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	100%
Havertys Furniture (1)	Industrial	Braselton, GA	December 3, 2004	100%	808,000	100%
25850 S. Ridgeland (1)	Industrial	Monee, IL	December 31, 2004	100%	719,000	100%

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of March 31, 2009
Georgia Door Sales Distribution Center (2)	Industrial	Austell, GA	February 10, 2005	100%	254,000	76%
105 Kendall Park Lane (2)	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%
Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	100%	439,000	90%
CHW Medical Office Portfolio	Office	CA and AZ	December 21, 2005	100%	755,000	84%
Metropolitan Park North	Office	Seattle, WA	March 28, 2006	100%	187,000	100%
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	70%
4001 North Norfleet Road (2)	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%
Station Nine Apartments (3)	Apartment	Durham, NC	April 16, 2007	100%	312,000	95%
4 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	60,000	100%
36 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	81,000	100%
The District at Howell Mill (4)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	99%
Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%
Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	137,000	100%
Cabana Beach San Marcos (3)(5)	Apartment	San Marcos, TX	November 21, 2007	78%	278,000	83%
Cabana Beach Gainesville (3)(5)	Apartment	Gainesville, FL	November 21, 2007	78%	545,000	80%
Campus Lodge Athens (3)(5)	Apartment	Athens, GA	November 21, 2007	78%	229,000	84%
Campus Lodge Columbia (3)(5)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	81%
The Edge at Lafayette (3)(5)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	91%
Campus Lodge Tampa (3)(5)	Apartment	Tampa, FL	February 29, 2008	78%	431,000	92%

(1)	On December 15, 2009, this property was designated as held-for-sale and continued its held-for-sale status at March 31, 2010. The property was sold on April 15, 2010.
(2)	On December 15, 2009, this property was designated as held-for-sale and continued its held-for-sale status at March 31, 2010. The property was subsequently removed from held-for-sale and designated as held-for-use on April 15, 2010.
(3)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to leasing efforts before the school year.
(4)	We acquired an 87.85% ownership interest in the joint venture that owns a fee interest in this property.
(5)	We acquired a 78% ownership interest in the joint venture that owns a fee interest in this property.

Unconsolidated Properties

Unconsolidated Properties acquired since Inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of March 31, 2009
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	92%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80%	286,000	86%
9800 South Meridian (1)	Office	Englewood, CO	December 26, 2006	90%	144,000	59%
18922 Forge Drive (1)	Office	Cupertino, CA	February 15, 2007	90%	91,000	100%

(1)	The Fund adopted the authoritative guidance for variable interest entities on January 1, 2010 and has concluded that this previously-consolidated property should be deconsolidated. This property was included in the Fund’s Consolidated Properties at December 31, 2009.

Results of Operations

General

Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in income of unconsolidated affiliates.

Results of Operations for the three months ended March 31, 2010 and 2009:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties currently classified as continuing operations and owned by us for the three months ended on March 31, 2010, which were also owned by us during the three months ended on March 31, 2009. Comparable real estate investments at March 31, 2010 include Monument IV at Worldgate, Marketplace at Northglenn, the CHW Medical Office Portfolio, Metropolitan Park North, Stirling Slidell Shopping Centre, Station Nine Apartments, 4 Research Park Drive, 36 Research Park Drive, The District at Howell Mill, Canyon Plaza, Railway Street Corporate Centre, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, The Edge at Lafayette and Campus Lodge Tampa.

Revenues

	Total Fund Real Estate Investments
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	$ Change	% Change
Revenues:
Minimum rents	$18,198	$19,524	$(1,326)	(6.8)%
Tenant recoveries and other rental income	4,256	4,937	(681)	(13.8)%

Total revenues	$22,454	$24,461	$(2,007)	(8.2)%

Decreases in revenue line items from 2009 to 2010 are primarily attributable to the deconsolidation of 9800 South Meridian and 18922 Forge Drive as of January 1, 2010.

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $496 and $377 for the three months ended March 31, 2010 and 2009, respectively. Also included in minimum rents is straight-line rental income, which caused a $88 decrease and a $243 increase for the three months ended March 31, 2010 and 2009, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	$ Change	% Change
Revenues:
Minimum rents	$18,198	$18,506	$(308)	(1.7)%
Tenant recoveries and other rental income	4,256	4,730	(474)	(10.0)%

Total revenues	$22,454	$23,236	$(782)	(3.4)%

	Total Revenues Reconciliation
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Total revenues:
Comparable real estate investments	$22,454	$23,236
Non-comparable real estate investments	—	1,225

Total revenues	$22,454	$24,461

Minimum rents at comparable real estate investments decreased by $308 between the three months ended March 31, 2010 and the same period in 2009. The decrease resulted from decreases in minimum rents due to a decrease in occupancy and rental rates at Campus Lodge Columbia, Cabana Beach San Marcos, and Campus Lodge Athens of approximately $169, $108, and $101, respectively, in the three months ending March 31, 2010 when compared to the three months ending March 31, 2009. The decrease also stems from decreases at the CHW Medical Office Portfolio and at the Marketplace at Northglenn of approximately $163 and $154, respectively, due to decreases in occupancy during the three months ending March 31, 2010 as compared to the same period in 2009. These decreases are partially offset by an increase of approximately $362 at Cabana Beach Gainesville due to an increase in occupancy during the three months ending March 31, 2010 when compared to the three months ending March 31, 2009.

Tenant recoveries and other rental income at comparable real estate investments decreased by $474 for the three months ended March 31, 2010 over the same period in 2009. The decrease was primarily due to an approximate $478 decrease in recoveries at the CHW Medical Office Portfolio related to a decrease in recoverable real estate taxes and operating expenses.

Operating Expenses

	Total Fund Real Estate Investments
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	$ Change	% Change
Operating expenses:
Real estate taxes	$2,097	$2,932	$(835)	(28.5)%
Property operating	5,646	5,927	(281)	(4.7)%
Manager and advisor fees	994	1,926	(932)	(48.4)%
Fund level expenses	491	611	(120)	(19.6)%
Provision for doubtful accounts	234	99	135	136.4%
General and administrative	187	645	(458)	(71.0)%
Depreciation and amortization	7,034	8,206	(1,172)	(14.3)%

Total operating expenses	$16,683	$20,346	$(3,663)	(18.0)%

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV. NAV will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Manager and Advisor fees from 2009 to 2010 relates mainly to a decrease in NAV and due to the Manager decreasing its fixed fee from 75 basis points to 10 basis points and electing to waive its portion of the variable based fee.

Our Fund level expenses in 2010 and 2009 were subject to the Expense Limitation Agreement with the Manager (See Note 8), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance, administration related costs and Share offerings. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of March 31, 2010 and December 31, 2009, $57 and $0, respectively, of Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2010.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2009 to 2010 relate mainly to tenant bankruptcies and financial difficulties at some of our multi-tenant retail, office and apartment properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. The decrease in general and administrative expenses from 2009 to 2010 is mainly related to expensing of preacquisiton costs due to the adoption of the authoritative guidance regarding acquisition costs as well as bank fees, franchise taxes and various property level legal services that occurred in 2009.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	$ Change	% Change
Operating expenses:
Real estate taxes	$2,097	$2,749	$(652)	(23.7)%
Property operating	5,646	5,747	(101)	(1.8)%
Provision for doubtful accounts	234	99	135	136.4%
General and administrative	187	617	(430)	(69.7)%
Depreciation and amortization	7,034	7,712	(678)	(8.8)%

Total operating expenses	$15,198	$16,924	$(1,726)	(10.2)%

	Operating Expenses Reconciliation
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Total operating expenses:
Comparable real estate investments	$15,198	$16,924
Non-comparable real estate investments	—	885
Manager and advisor fees	994	1,926
Fund level expenses	491	611

Total operating expenses	$16,683	$20,346

Real estate taxes expense at comparable real estate investments decreased by $652 for the three months ended March 31, 2010 compared to the same period of 2009 mainly due to decreases of $419 at the CHW Medical Office Portfolio and $218 at the Marketplace at Northglenn as a result of the properties being reassessed.

Property operating expenses at comparable real estate investments decreased at CHW Medical Office Portfolio by $243 mainly related to decreases in payroll costs for the property management company and less repairs and maintenance projects during the three months ended March 31, 2010 when compared to the three months ended March 31, 2009. The decrease is offset by an increase of $171 in utilities and other operating costs at Cabana Beach Gainesville due to an increase in occupancy.

The increase in provision for doubtful accounts at comparable real estate investments is mainly related to an increase in uncollectible accounts at the CHW Medical Office Portfolio of $114 due to operation expense recoveries collection difficulties and tenant bankruptcies that occurred during the three months ended March 31, 2010 that did not occur in 2009.

General and administrative expenses at our comparable real estate investments relate mainly to property expenses unrelated to property operations. The decrease for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 relates to the expensing of $226 of pre-acquisition legal services due to the 2009 adoption of the authoritative guidance regarding acquisition costs, as well as a decrease of $115 related to property level bank fees and $73 at the CHW Medical Office Portfolio for various legal services and franchise taxes.

The decrease in depreciation and amortization expense at comparable real estate investments is primarily related to a decrease of $514 at the CHW Medical Office Portfolio due to in-place lease assets becoming fully amortized during 2009. Additionally, Campus Lodge Athens had a decrease of $108 related to personal property becoming fully amortized during 2009.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	$ Change	% Change
Other income and (expenses):
Interest income	$—	$84	$(84)	(100.0)%
Interest expense	(8,159)	(8,358)	199	2.4%
Equity in loss of unconsolidated affiliates	(400)	(34)	(366)	(1076.5)%

Total other income and (expenses)	$(8,559)	$(8,308)	$(251)	(3.0)%

Interest income decreased for the three months ended March 31, 2010 over 2009 as a result of significantly lower interest rates in 2010.

Interest expense decreased from 2009 to 2010 primarily due to lower principal balances on various loans that have amortized. Interest expense includes the amortization of deferred finance fees of $159 and $182 for the three months ended March 31, 2010 and 2009, respectively. Also included in interest expense for the three months ended March 31, 2010 and 2009, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $54.

Equity in loss of unconsolidated affiliates increased by $366 as equity in loss at Legacy Village increased by $217 from equity income of $28 for the three months ended March 31, 2009 to equity loss of $189 for the three months ended March 31, 2010. The decrease at Legacy Village was a result of a decrease in minimum rents and tenants recoveries due to a drop in occupancy. Equity in the loss from 111 Sutter Street increased by $111 from equity loss of $62 for the three months ended March 31, 2009 to equity loss of $173 for the three months ended March 31, 2010. The increase of net loss at 111 Sutter Street for three months ended March 31, 2010 was a result of lower minimum rents for newly-signed leases. As a result of the adoption of guidance related to variable interest entities on January 1, 2010, the three months ending March 31, 2010 is the initial period that 9800 South Meridian and 18922 Forge Drive have been accounted for as unconsolidated affiliates. For the three months ending March 31, 2010, the Fund recorded an equity loss of $0 from 9800 South Meridian as it is not required to fund losses in the investment in excess of its initial investment and an equity loss of $38 from 18922 Forge Drive which represents our allocation of net loss from property operations.

Discontinued Operations

	Total Fund Real Estate Investments
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	$ Change	% Change
Discontinued Operations:
Income from discontinued operations	$2,975	$624	$2,351	376.8%

Total income from discontinued operations	$2,975	$624	$2,351	376.8%

The increase of income from discontinued operations is primarily related to a net $2,103 recovery of previously-recorded impairment taken on properties classified as held for sale as of March 31, 2010. The authoritative guidance states that impairment charges for previously-impaired assets classified as held for sale may be recovered at subsequent measurement dates, not to be written above carrying cost. At March 31, 2010, it was determined that two assets had recovered impairment charges recognized at December 31, 2009.

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

The Current Share Price of the Common Stock is $55.23 as of March 31, 2010.

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

•     Proceeds from construction loans

•     Sales of our Common Stock

•     Receipts from local governments for real estate tax reimbursements and sales tax sharing agreements

•     Sales of real estate investments

•     Draws from lender escrow accounts

Longer-term liquidity and capital needs such as:

•     Acquisitions of new real estate

•     Expansion of existing properties

•     Tenant improvements and leasing commissions

•     Debt repayment requirements, including both principal and interest

•     Repurchases of our Common Stock

The sources and uses of cash for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	$ Change
Net cash provided by operating activities	$4,046	$5,877	$(1,831)
Net cash used in investing activities	(4,551)	(280)	(4,271)
Net cash used in financing activities	(6,365)	(9,039)	2,674

Our net cash flows provided by operating activities were impacted by an increase in net income (loss) attributable to Excelsior LaSalle Property Fund, Inc. of $3,743 primarily due to decreases in manager and advisor fees of $932, depreciation and amortization expense of $1,172 and interest expense of $199. Our working capital, which consists of cash, tenant accounts receivable and prepaid and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2009 and March 31, 2010 by the following items:

•	a decrease in accounts payable and accrued expenses of $2,015 mainly due to the timing of payments offset by a decrease in accrued real estate taxes of $1,181 due to timing of payments and

•	9800 South Meridian and 18922 Forge Drive no longer being consolidated as of January 1, 2010.

Cash used in investing activities increased as a result of a $2,222 increase in loan escrow funding for the three months ended March 31, 2010 as compared to the same period in 2009 and $1,913 related to the deconsolidation of 9800 South Meridian and 18922 Forge Drive . Cash used in financing activities decreased for the three months ended March 31, 2010 over the same period in 2009 as a result of (i) a decrease in credit facility draws of $5,000 in addition to an decrease in credit facility payments of $9,600, (ii) a increase in mortgage notes and other debt payments of $705, as a result of loans starting to amortize since March 31, 2009, and (iii) a decrease in Share issuances of $5,991 and distributions to shareholders of $4,755.

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

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at March 31, 2010 and December 31, 2009 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	March 31, 2010		December 31, 2009
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$646,793	5.57%	$666,728	5.59%
Variable	13,100	4.75%	31,111	2.06%

Total	$659,893	5.55%	$697,839	5.43%

Unconsolidated Debt

	March 31, 2010		December 31, 2009
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$105,499	5.71%	$88,688	5.60%
Variable	12,317	3.75%	—	—

Total	$117,816	5.50%	$88,688	5.60%

We have placed mostly fixed-rate financing with maturities through 2027. At March 31, 2010, our credit facility term loan had a floating rate which bears interest at LIBOR plus 3.75%, with a LIBOR base of 1.00% (4.75% at March 31, 2010). At December 31, 2009, we had one floating rate loan at LIBOR plus 160 basis points (1.83% at December 31, 2009) and a borrowing on our line of credit at 2.24%.

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

We had $13,100 borrowed at 4.75% at March 31, 2010, plus a $3,900 letter of credit, which is used as additional collateral on a mortgage note payable. As of March 31, 2010, we were in compliance with the terms of our term loan.

Our previous $50,000 line of credit agreement, which expired in February 2010, was provided by PNC Bank, National Association BMO Capital Markets Financing, Inc. and Bank of America, N.A. (“BANA”), an affiliate of the Manager. The line of credit carried an interest rate that approximates LIBOR plus 1.50% to 2.00% based on certain covenant provisions or a base rate which was the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%. We had $17,500 borrowed at 2.24% at December 31, 2009.

The monies borrowed on our term loan will be repaid from two sources:

•	cash flow generated by the Fund Portfolio, and

•	sales of our real estate investments.

Recent Events and Outlook

Given the uncertain economic climate and extraordinary conditions in the commercial real estate industry, management has made it a priority to implement a cash conservation strategy designed to strengthen our balance sheet and protect the value of the Fund’s assets. Through the establishment of cash reserves, management aims to equip the Fund with sufficient resources to address the portfolio’s fluctuating working capital needs, future capital expenditures, existing loan amortizations, and nearer-term debt maturities until market conditions stabilize. Several actions have been taken toward this objective including reductions in discretionary expenditures, the suspension of dividend payments and the suspension of the redemption of Shares through tender offers, and selected property sales. The combination of suspending dividends and Share redemptions, coupled with the proceeds generated from property sales, has strengthened the Fund’s balance sheet and moved the Fund into an improved cash position: at March 31, 2010, the Fund had accumulated a cash balance of $27,300 and restructured its line of credit into a $17,000 term loan which now expires in February 2012.

For the remainder of 2010, we will continue to monitor the broader economic environment and, as best we can, mitigate the impacts of weakening property fundamentals on our portfolio. The duration and magnitude of the current recession has exceeded expectations and historical precedents causing even the most conservative and defensive investment strategies to underperform. We will continue to be responsive to changes in market conditions that may require us to adopt a more defensive posture in the management of our balance sheet. These defensive tactics may include, but not be limited to, disposition of non-strategic assets, renegotiation of debt and joint venture agreements, establishing cash reserves for future capital needs, continuing the suspension of dividend payments and the suspension of the redemption of Shares through tender offers.

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

The Fund recently obtained a new $17,000 two year term loan to replace the expiring working capital line of credit. The term loan allows the Fund to retain cash reserves that will be used to fund a portion of our capital expenditures, mortgage principal amortization and other working capital requirements.

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

On April 15, 2010, the Fund sold Havertys Furniture and 25850 S. Ridgeland for a combined sales price of $54,060. In conjunction with the sale of the properties, the Fund paid off the mortgage loans associated with Havertys Furniture, 25850 S. Ridgeland and Georgia Door Sales Distribution Center, which as of the date of sale, totaled approximately $46,924. As a result of these sales and payoffs of the mortgage notes payable the Fund’s cash balance will increase by approximately $5,730 and Georgia Door Sales Distribution Center is now owned free and clear of any debt. Also on April 15, 2010, the Fund removed Georgia Door Sales Distribution Center, 105 Kendall Park Lane, and 4001 North Norfleet Road from held for sale status.

Contractual Cash Obligations and Commitments

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At March 31, 2010, we had approximately $1,674 deposited in this escrow, and we expect to fund a net of approximately $226 during the remainder of 2010. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At March 31, 2010, our capital account escrow account balance was $672. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At March 31, 2010, our insurance and real estate tax escrow balance was $601. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

The mortgage loan collateralized by Metropolitan Park North required that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space to a major tenant of the building. We satisfied this reserve requirement with a letter of credit which was posted on March 23, 2009. If the tenant provides written notice of its intent to exercise its lease renewal option by September 30, 2010, the lender will return the $3,900 letter of credit to us. If the tenant fails to provide notice of its renewal by September 30, 2010, we are obligated to post an additional $2,800 reserve into the escrow. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has exercised its renewal options or the space has been re-leased to a new tenant(s). If required, the Fund plans on satisfying the additional $2,800 reserve requirement with cash on hand.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should the tenant not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the lease. The Fund can avoid reserving the rental payments by delivering a letter of credit to the lender of $2,400 on September 1, 2010. The Fund expects to fund the reserve, if required to do so, from the rental payments received from the tenant. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has renewed its lease or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of March 31, 2010, we had deposited approximately $184 into this escrow for 2010, and we expect to fund a net of approximately $40 during the remainder of 2010.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of March 31, 2010, we have not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as collateral for mortgage debt on properties we own. At March 31, 2010 and December 31, 2009, we had approximately $5,580 in outstanding letters of credit which were not recognized on our consolidated balance sheets. We have no other off balance sheet arrangements.

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

We anticipate that operating cash flow, sales of real estate investments, potential new debt or equity from our future equity offerings, or refinancings will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our stockholders in accordance with the requirements of the Internal Revenue Code.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancing of existing debt. As of March 31, 2010, we had consolidated debt of $659,893, which included $13,100 of variable-rate debt. Including the $1,376 net discount on the assumption of debt, we had consolidated debt of $658,517 at March 31, 2010. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $13,100 of variable-rate debt would have resulted in an approximately $33 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

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

As of March 31, 2010, we had unconsolidated debt of $117,816, which included $12,317 of variable-rate debt. As of December 31, 2009 all of our Unconsolidated Properties were financed with fixed-rate debt. A 25 basis point movement in the interest rate on the $12,317 of variable-rate debt would have resulted in an approximately $31 annualized increase or decrease in equity in loss of unconsolidated affiliates and cash flow from operating activities.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2010, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $64,471 lower than the carrying value of $658,517. If treasury rates were 25 basis points higher at March 31, 2010, the fair value of our mortgage notes payable and other debt payable would have been approximately $70,501 lower than the carrying value.

At December 31, 2009, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $85,067 lower than the carrying value of $696,517. If treasury rates were 25 basis points higher at December 31, 2009, the fair value of our mortgage notes payable and other debt payable would have been approximately $91,240 lower than the carrying value.

In August 2007, we purchased Railway Street Corporate Centre located in Calgary, Canada. For this investment, we use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at weighted average rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheet and foreign currency translation adjustment on the Consolidated Statement of Operations and Comprehensive Income (Loss).

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the three months ended March 31, 2010, we recognized a foreign currency translation gain of $351. At March 31, 2010, a 10% unfavorable exchange rate movement would have decreased our foreign currency translation gain by approximately $1,103 to a foreign currency translation loss of approximately $752.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2010, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The most significant risk factors applicable to the Fund are described in Item 1A of our 2009 Form 10-K. There have been no material changes from those previously-disclosed risk factors, other than the addition of the following risk factor:

The mortgage notes associated with 9800 South Meridian and 18922 Forge Drive are in default, and the lenders could call for the immediate payment of the outstanding balances on those notes.

As of March 31, 2010, there were mortgage notes payable on the 9800 South Meridian and 18922 Forge Drive in the amounts of $13,686 and $19,036, respectively. We have a 90% interest in each of these Unconsolidated Properties. The mortgage notes payable associated with 9800 South Meridian and 18922 Forge Drive are non-recourse obligations of the Fund but are guaranteed by an affiliate of our operating partner in these properties (the “Guarantor”). As of March 31, 2010, the Guarantor had not complied with certain financial reporting requirements of these loan agreements, which has resulted in these mortgage notes payable being in default. As a result of these defaults, the lenders on these properties can call for the immediate payment of the outstanding balances. If the lenders on these properties did call for the immediate payment of the outstanding balances on these properties, we may not have sufficient liquidity to pay the outstanding balances or may elect not to pay the outstanding balances on these loans, which could result in the lender foreclosing on these properties. If this were to occur, we could lose our entire investment in those properties. As of the filing date of this 10-Q, the lenders have not demanded immediate payment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

The Exhibit Index that immediately follows the signature page to this Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: May 6, 2010	By:	/s/ JAMES D. BOWDEN
James D. Bowden
President and Chief Executive Officer

Date: May 6, 2010	By:	/s/ STEVEN SUSS
Steven Suss
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).