Form 10-Q
period 2010-06-30
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2010-08-05
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on August 5, 2010 was 4,135,635.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Investments in real estate:
Land (including from VIEs of $32,593 and $43,579, respectively)	$114,290	$125,108
Buildings and equipment (including from VIEs of $240,157 and $261,827, respectively)	728,147	750,419
Less accumulated depreciation (including from VIEs of $(23,205) and $(21,215), respectively)	(66,307)	(60,307)

Net property and equipment	776,130	815,220
Investments in unconsolidated real estate affiliates	30,458	29,851
Investments in real estate and other assets held for sale	—	52,136

Net investments in real estate	806,588	897,207
Cash and cash equivalents (including from VIEs of $3,154 and $4,851, respectively)	40,262	44,258
Restricted cash (including from VIEs of $2,007 and $2,234, respectively)	11,041	6,574
Tenant accounts receivable, net (including from VIEs of $1,056 and $1,470, respectively)	2,542	3,717
Deferred expenses, net (including from VIEs of $1,189 and $1,707, respectively)	4,513	4,996
Acquired intangible assets, net (including from VIEs of $5,823 and $6,617, respectively)	48,385	53,548
Deferred rent receivable, net (including from VIEs of $606 and $1,472, respectively)	4,659	5,722
Prepaid expenses and other assets (including from VIEs of $663 and $572, respectively)	1,244	1,118

TOTAL ASSETS	$919,234	$1,017,140

LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $192,012 and $225,363, respectively)	$606,581	$654,086
Liabilities held for sale	—	43,352
Accounts payable and other accrued expenses (including from VIEs of $1,807 and $3,157, respectively)	7,141	9,557
Accrued interest (including from VIEs of $917 and $1,057, respectively)	2,797	3,055
Accrued real estate taxes (including from VIEs of $1,904 and $1,211, respectively)	3,525	4,243
Manager and advisor fees payable	915	1,405
Acquired intangible liabilities, net (including from VIEs of $0 and $82, respectively)	10,687	12,119

TOTAL LIABILITIES	631,646	727,817
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,135,635 shares issued and outstanding at June 30, 2010 and December 31, 2009	41	41
Additional paid-in capital	453,244	453,244
Accumulated other comprehensive loss	(193)	(39)
Distributions to stockholders	(78,361)	(78,361)
Accumulated deficit	(99,057)	(98,246)

Total Excelsior LaSalle Property Fund, Inc. stockholders’ equity	275,674	276,639

Noncontrolling interests	11,914	12,684

Total equity	287,588	289,323

TOTAL LIABILITIES AND EQUITY	$919,234	$1,017,140

The abbreviation “VIEs” above means Variable Interest Entities.

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except per share amounts

(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenues:
Minimum rents	$19,222	$19,880	$38,585	$40,565
Tenant recoveries and other rental income	4,753	5,235	9,231	10,398

Total revenues	23,975	25,115	47,816	50,963
Operating expenses:
Real estate taxes	2,958	3,273	5,262	6,414
Property operating	5,601	5,932	11,277	11,904
Manager and advisor fees	857	1,654	1,851	3,580
Fund level expenses	523	603	1,013	1,214
Provision for doubtful accounts	176	68	410	167
General and administrative	279	361	489	1,007
Net recovery of provision for impairment of real estate	(1,039)	—	(1,580)	—
Loss on extinguishment of debt	73	—	73	—
Depreciation and amortization	7,353	8,627	14,520	17,262

Total operating expenses	16,781	20,518	33,315	41,548

Operating income	7,194	4,597	14,501	9,415
Other income and (expenses):
Interest income	3	4	3	89
Interest expense	(8,796)	(9,063)	(17,528)	(18,003)
Equity in loss of unconsolidated affiliates	(190)	(5,232)	(590)	(5,266)

Total other income and (expenses)	(8,983)	(14,291)	(18,115)	(23,180)

Loss from continuing operations	(1,789)	(9,694)	(3,614)	(13,765)
Discontinued operations:
(Loss) income from discontinued operations	(501)	263	1,511	765
Gain on sale of discontinued operations, net	822	911	822	911

Total income from discontinued operations	321	1,174	2,333	1,676

Net loss	(1,468)	(8,520)	(1,281)	(12,089)

Plus: Net loss attributable to the noncontrolling interests	272	379	523	643

Net loss attributable to Excelsior LaSalle Property Fund, Inc.	(1,196)	(8,141)	(758)	(11,446)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(505)	916	(154)	584

Total other comprehensive (loss) income	(505)	916	(154)	584

Net comprehensive loss	$(1,701)	$(7,225)	$(912)	$(10,862)

Net loss from continuing operations attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(0.37)	$(2.25)	$(0.74)	$(3.18)
Total income from discontinued operations per share-basic and diluted	$0.08	$0.28	$0.56	$0.40
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(0.29)	$(1.97)	$(0.18)	$(2.78)

Weighted average common stock outstanding-basic and diluted	4,135,635	4,130,811	4,135,635	4,120,823

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF EQUITY

$ in thousands, except per share amounts

(Unaudited)

			Additional Paid in Capital	Other Comprehensive (Loss) Income	Distributions to Stockholders	Retained Earnings/ (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2010 (previously reported)	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,246)	$12,684	$289,323
Cumulative effect of change in accounting principle	—	—	—	—	—	(53)	(104)	(157)

Balance, January 1, 2010 (as restated, see Note 4)	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,299)	$12,580	$289,166
Net loss	—	—	—	—	—	(758)	(523)	(1,281)
Other comprehensive loss	—	—	—	(154)	—	—	—	(154)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	231	231
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(374)	(374)

Balance, June 30, 2010	4,135,635	$41	$453,244	$(193)	$(78,361)	$(99,057)	$11,914	$287,588

			Additional Paid In Capital	Other Comprehensive Income (loss)	Distributions to Stockholders	Retained Earnings/ (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2009	4,032,563	$40	$443,808	$(1,885)	$(74,755)	$(58,635)	$15,043	$323,616
Issuance of common stock	103,072	1	9,436	—	—	—	—	9,437
Net loss	—	—	—	—	—	(11,446)	(643)	(12,089)
Other comprehensive income	—	—	—	584	—	—	—	584
Cash contributed from noncontrolling interests	—	—	—	—	—	—	345	345
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(659)	(659)
Distributions declared ($0.875 per share)	—	—	—	—	(3,606)	—	—	(3,606)

Balance, June 30, 2009	4,135,635	$41	$453,244	$(1,301)	$(78,361)	$(70,081)	$14,086	$317,628

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,281)	$(12,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (including discontinued operations)	9,734	11,404
Amortization of in-place lease intangible assets (including discontinued operations)	4,564	6,509
Amortization of net above- and below-market in-place leases (including discontinued operations)	(839)	(548)
Amortization of financing fees (including discontinued operations)	370	444
Amortization of debt premium and discount (including discontinued operations)	(107)	(107)
Amortization of lease commissions (including discontinued operations)	340	438
Gain on sale of discontinued operations	(822)	(911)
Loss on extinguishment of debt	242	35
Provision for doubtful accounts	410	167
Deferred rent (including discontinued operations)	433	(403)
Recovery of provision for impairment of real estate (including discontinued operations)	(3,142)	—
Equity in loss of unconsolidated affiliates	590	5,266
Net changes in assets and liabilities:
Tenant accounts receivable	561	250
Prepaid expenses and other assets	(131)	(301)
Manager and advisor fees payable	(490)	(711)
Accounts payable and accrued expenses	(2,109)	(406)

Net cash provided by operating activities	8,323	9,037
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments	53,382	9,998
Capital improvements and lease commissions	(1,189)	(1,948)
Distributions received from unconsolidated affiliates in excess of income	—	1,572
Loan escrows	(5,467)	(712)
Effect of change in accounting principle to beginning cash	(1,913)	—

Net cash provided by investing activities	44,813	8,910
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	5,991
Distributions to stockholders	—	(7,217)
Distributions paid to noncontrolling interests	(374)	(659)
Contributions received from noncontrolling interests	231	345
Draws on credit facility	—	21,500
Payments on credit facility	(6,525)	(14,000)
Debt issuance costs	(200)	—
Proceeds from mortgage notes and other debt payable	—	7
Principal payments on mortgage notes and other debt payable	(50,257)	(11,395)

Net cash used in financing activities	(57,125)	(5,428)

Net (decrease) increase in cash and cash equivalents	(3,989)	12,519
Effect of exchange rates	(7)	5
Cash and cash equivalents at the beginning of the period	44,258	16,395

Cash and cash equivalents at the end of the period	$40,262	$28,919

Supplemental disclosure of cash flow information:
Interest paid (including discontinued operations)	$18,401	$19,626

Non-cash activities:
Write-offs of receivables	$331	$61
Write-offs of retired assets	1,907	256
Change in liability for capital expenditures	46	984
Stock issued through dividend reinvestment plan	—	3,446

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

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of June 30, 2010, we wholly or majority owned and controlled 34 consolidated properties. As of June 30, 2010, we owned interests in four unconsolidated properties.

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

For the six months ending June 30, 2010, noncontrolling interests represent the minority members’ proportionate share of the equity in The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, The Edge at Lafayette and Campus Lodge Tampa. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the implied fair value, based on the purchase price. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2009, noncontrolling interests represented the minority members’ listed above as well as minority members’ proportionate share of the equity in 9800 South Meridian and 18922 Forge Drive.

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

The interim financial data as of June 30, 2010 and for the three and six months ended June 30, 2010 and June 30, 2009 is unaudited; however, in the opinion of the Fund, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At June 30, 2010 and December 31, 2009, our allowance for doubtful accounts was $789 and $710, respectively.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease as a component of amortization expense. Deferred expenses accumulated amortization at June 30, 2010 and December 31, 2009 was $3,010 and $3,321, respectively.

Acquisitions

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $40,490 and $45,414 at June 30, 2010 and December 31, 2009, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $12,479 and $11,489 at June 30, 2010 and December 31, 2009, respectively, on the accompanying Consolidated Balance Sheets.

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

On April 15, 2010, we sold Havertys Furniture, a 808,000 square foot industrial center located in Braselton, GA for $35,000 resulting in a gain $113. On the same day, we also sold 25850 S. Ridgeland, a 719,000 square foot industrial center located in Monee, IL for $19,060 resulting in a gain of $709. The results of operations and gain on sale of the properties are reported as discontinued operations for all periods presented.

During the second quarter of 2010, the Advisor determined that the conditions in the capital markets were not opportune to dispose of Georgia Door Sales Distribution Center, 105 Kendall Park Lane and 4001 North Norfleet Road, which as of December 15, 2009 were classified as held for sale. The properties were returned to continuing operations for all periods presented. On April 15, 2010, we placed the properties into held for use status at their fair value on that date. Upon recording the properties at the fair value on April 15, 2010, the Fund recorded a recovery of previously recorded provision for impairment of approximately $1,039.

As of December 31, 2009, Havertys Furniture and 25850 S. Ridgeland were classified as held for sale. The Fund’s investment in real estate and other assets held for sale is comprised of:

December 31, 2009
Land	$6,412
Buildings and equipment, net	34,768
Acquired intangible assets, net	5,119
Other assets, net	5,837

Total assets	$52,136

Liabilities held for sale are related to the properties listed as held for sale and are as follows:

December 31, 2009
Mortgage notes and other debt payable	$42,431
Other liabilities	921

Total liabilities	$43,352

The following table summarizes income from discontinued operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Total revenue	$330	$2,601	$1,647	$5,231
Real estate taxes	(72)	(404)	(290)	(732)
Property operating	(13)	(334)	(45)	(638)
General and administrative	—	(25)	(7)	(61)
Net recovery of provision for impairment of real estate (see Note 11)	—	—	1,562	—
Depreciation and amortization	(19)	(535)	(118)	(1,089)
Loss on extinguishment of debt	(638)	(140)	(638)	(140)
Interest income	13	79	89	158
Interest expense	(102)	(979)	(689)	(1,964)

(Loss) income from discontinued operations	$(501)	$263	$1,511	$765

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

NOTE 4—VARIABLE INTEREST ENTITIES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the consolidation of variable-interest entities, which required the Fund to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Fund adopted this guidance on January 1, 2010 and has determined that it had to deconsolidate 9800 South Meridian and 18922 Forge Drive. In both of these cases, the Fund determined that its equity interest in the real estate assets represented a variable interest in a VIE, but it lacked the power to direct the activities that most significantly impact the VIE’s economic performance.

The Fund has determined that the activities that most significantly impact the VIEs economic performance include, but are not limited to, decisions related to leasing, budgets, finance and selling. VIEs that have been consolidated have been determined by the Fund to either be under the control of the Fund due to its involvement in significant decisions or the power is shared by a related party and the Fund has the rights to substantially all of the economics of that VIE. VIEs in which the significant decisions require unanimous approval by all members are no longer consolidated despite the Fund having the rights to substantially all of the economics of the VIE, which previously required the Fund to consolidate these VIEs. The Fund’s involvement in its investments in 9800 South Meridian and 18922 Forge Drive includes participating in significant decisions related to leasing, budgets, financing and selling, which began at the time of acquisition of the properties. The Fund’s maximum exposure to loss is equal to, but not greater than, its current equity in the investment since we have no obligation to fund future potential losses of the VIEs which as of June 30, 2010 is approximately $1,415. The Fund’s involvement in its investment in The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, The Edge at Lafayette, and Campus Lodge Tampa includes maintaining control over significant decisions, which began at the time of acquisition of the properties. The creditors of the Fund’s VIEs do not have general recourse to us.

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

The mortgage notes payable associated with 9800 South Meridian and 18922 Forge Drive are non-recourse obligations of the Fund, and are guaranteed by an affiliate of our operating partner in these properties (the “Guarantor”). As of June 30, 2010, the Guarantor had not complied with certain financial reporting requirements of these loan agreements, which has resulted in these mortgage notes payable being in default. As a result of these defaults, the lenders of the mortgage notes payable can call for the immediate payment of the outstanding balances. As of the filing date of this 10-Q, the lenders have not demanded immediate payment.

The following is summarized financial information for our unconsolidated real estate affiliates which for the periods related to 2010 now include 9800 South Meridian and 18922 Forge Drive:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Investments in real estate, net	$189,700	$160,803
Cash and cash equivalents	5,116	2,551
Other assets, net	17,950	18,893

TOTAL ASSETS	$212,766	$182,247

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$181,730	$150,382
Other liabilities	7,903	9,200

TOTAL LIABILITIES	189,633	159,582
Members’ Equity	23,133	22,665

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$212,766	$182,247

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	June 30, 2010	December 31, 2009
Members’ equity	$23,133	$22,665
Less: other members’ equity	(6,909)	(8,157)
Basis differential in investment in unconsolidated real estate affiliates, net (a)	14,234	15,343

Investments in unconsolidated real estate affiliates	$30,458	$29,851

(a)	The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village, 111 Sutter Street, 9800 South Meridian and 18922 Forge Drive. The Fund amortizes the basis differential over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the investee. The basis differential allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Total revenues	$8,062	$7,062	$16,203	$14,570
Total operating expenses	5,744	5,085	11,983	10,405

Operating income	2,318	1,977	4,220	4,165
Total other expenses	2,576	2,169	5,187	4,348

Net loss	$(258)	$(192)	$(967)	$(183)

FUND EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net loss of unconsolidated real estate affiliates	$(258)	$(192)	$(967)	$(183)
Other members’ share of net income/loss	41	(1)	390	(11)
Depreciation adjustment of basis differential	27	(178)	(12)	(211)
Other expense from unconsolidated real estate affiliates	—	(4)	(1)	(4)
Impairment of investment in unconsolidated real estate affiliates	—	(4,857)	—	(4,857)

Fund equity in loss of unconsolidated real estate affiliates	$(190)	$(5,232)	$(590)	$(5,266)

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

SUMMARIZED FINANCIAL INFORMATION—LEGACY VILLAGE

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Total revenues	$4,572	$4,564	$9,093	$9,506
Operating income	1,446	1,374	2,460	2,825
Net income (loss)	$115	$2	$(213)	$71

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

			Amount payable as of
Property	Maturity Date	Rate	June 30, 2010	December 31, 2009
Total mortgage notes of held for use properties	September 1, 2011 - March 1, 2027	5.15% -6.14%	$595,985	$636,858
Other debt payable	August 24, 2011	7.00%	1,050	1,050
Term loan/line of credit	February 19, 2012	LIBOR + 3.75% (1.00% LIBOR floor)	10,975	17,500
Net discount on assumed debt			(1,429)	(1,322)

Mortgage notes and other debt payable, net			$606,581	$654,086

Mortgage notes of held for sale properties			$—	$42,431

Aggregate principal payments of mortgage notes and other debt payable as of June 30, 2010 are as follows:

Year	Amount
2010	$8,034
2011	49,226
2012	19,829
2013	143,594
2014	139,990
Thereafter	247,337

Total	$608,010

Line of Credit / Term Loan

On February 19, 2010, we replaced our existing line of credit with a $17,000 term loan with a $6,000 letter of credit sub-limit provided by PNC Bank, National Association. The term loan bears interest at LIBOR plus 3.75%, with a LIBOR floor of 1.00%. The term loan requires quarterly principal payments of $2,125 and can be prepaid without penalty. The term loan matures on February 19, 2012. We had $10,975 borrowed at 4.75% at June 30, 2010. As of June 30, 2010, we were in compliance with the terms of our term loan.

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

NOTE 7—COMMON STOCK

Stock Subscriptions

We have historically and may in the future sell additional Shares through private placements to accredited investors when and if market conditions permit. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At June 30, 2010 and December 31, 2009, no subscription commitments were held in escrow. For the six months ended June 30, 2010, we sold no shares. For the year ended December 31, 2009, we sold 63,871 Shares for $5,991 to subscribers whose funds were held in the escrow account. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we may provide limited liquidity to our stockholders by conducting tender offers pursuant to which we would offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares, if any. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares, and we will be under no obligation to conduct such tender offers or to make such cash available. We did not conduct any tender offers during the six months ended June 30, 2010, and, in order to preserve cash given the current market environment, the Fund does not intend to repurchase shares for the immediate future.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the current share price as of the reinvestment date. For the six months ended June 30, 2010, we did not issue Shares under the dividend reinvestment plan. For the year ended December 31, 2009, we issued 39,201 Shares for approximately $3,446, under the dividend reinvestment plan.

Earnings Per Share (“EPS”)

Basic per Share amounts are based on the weighted average of Shares outstanding of 4,135,635 for the three and six months ended June 30, 2010. Basic per Share amounts are based on the weighted average of Shares outstanding of 4,130,811 and 4,120,823 for the three and six months ended June 30, 2009. We have no dilutive or potentially dilutive securities.

NOTE 8—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we paid each the Manager and Advisor an annual fixed fee equal to 0.75%, respectively, of the Fund’s net asset value (“NAV”), calculated quarterly. Effective January 1, 2010, the Manager’s portion of the fixed fee was reduced from 0.75% of NAV to 0.10% of NAV. The fixed portion of the management and advisory fees for the three and six months ended June 30, 2010 were $485 and $973, respectively. The fixed portion of the management and advisory fees for the three and six months ended June 30, 2009 were $1,209 and $2,654, respectively. Included in Manager and Advisor fees payable at June 30, 2010 and December 31, 2009 was $543 and $1,017, respectively, of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. Effective January 1, 2010, the Manager waived its

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

participation in the variable fee. The total variable fees for the three and six months ended June 30, 2010 were $372 and $878 respectively. The total variable fees for the three and six months ended June 30, 2009 were $445 and $926, respectively. Included in Manager and Advisor fees payable at June 30, 2010 and December 31, 2009 was $372 and $388, respectively, of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. There were no acquisition fees for the three and six months ended June 30, 2010 and 2009. There were no acquisition fees included in manager and advisory fees payable at June 30, 2010 or December 31, 2009, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. There were no reimbursed due diligence costs for the three and six months ended June 30, 2010 and 2009. Beginning January 1, 2009, acquisition fees and due diligence costs for acquisitions were expensed as incurred. The Advisor does not receive a disposition fee for selling real estate investments.

On December 23, 2004, we entered into an expense limitation agreement (the “Expense Limitation Agreement”), which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or Share offering, printing costs, mailing costs, fees associated with our board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the three and six months ended June 30, 2010 were limited to $428 and $859, respectively. Actual Fund level expenses for the six months ended June 30, 2010 exceeded the limitation by $2, therefore, this amount of Fund level expenses paid for by the Manager is being carried forward to future periods. To the extent expenses cannot be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2010, after which time we will be responsible for all expenses as incurred. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the Expense Limitation Agreement, such as expenses related to unsuccessful acquisitions and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 4 Research Park Drive and 36 Research Park Drive. For the three and six months ended June 30, 2010, JLL was paid $51 and $86, respectively, for property management services performed. For the three and six months ended June 30, 2009, JLL was paid $46 and $96, respectively, for property management services performed. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis. JLL was paid $135 and $167 for leasing services for the three and six months ended June 30, 2010, respectively. JLL was paid $0 for leasing services for the three and six months ended June 30, 2009.

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), an affiliate of the Manager, is the placement agent for the Fund. The placement agent receives no compensation from us for its services, but may receive compensation in the form of a placement fee from the purchasing shareholders. MLPF&S is an indirect, wholly-owned subsidiary of Bank of America Corporation (“BAC”).

The Fund has mortgage notes payable to BAC, an affiliate of the Manager, collateralized by Monument IV at Worldgate and Station Nine Apartments. BANA was the lender on up to $7,143 of the Fund’s old line of credit, which expired in February 2010. Interest and fees paid to BAC and BANA related to the loans were $1,007 and $2,005, for the three and six months ended June 30, 2010, respectively. Included in mortgage notes and other debt payable, is debt payable to BAC and BANA, at June 30, 2010 and December 31, 2009 of approximately $72,851 and $75,649, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At June 30, 2010, we had approximately $1,318 deposited in this escrow, and we expect to fund a net of approximately $582 during the remainder of 2010. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At June 30, 2010, our capital account escrow account balance was $404. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At June 30, 2010, our insurance and real estate tax escrow balance was $396. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

The mortgage loan collateralized by Metropolitan Park North required that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space currently occupied by Nordstrom, a major anchor tenant of the building. We satisfied this reserve requirement with a letter of credit which was posted on March 23, 2009. If Nordstrom’s provides written notice of its intent to exercise its lease renewal option by September 30, 2010, pursuant to the loan agreement, the lender is obligated to return the $3,900 letter of credit to us. If Nordstrom’s fails to provide notice of its renewal by September 30, 2010, we are obligated to post an additional $2,800 reserve into the escrow. While we have received no official notice from Nordstrom and they are not obligated to provide us with such notice, we do not expect Nordstrom’s to renew their lease at Metropolitan Park North. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either Nordstrom’s has exercised its renewal options or the space has been re-leased to a new tenant(s). If required, the Fund plans on satisfying the additional $2,800 reserve requirement with cash on hand.

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

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of June 30, 2010, we had deposited approximately $192 into this escrow for 2010 and we expect to fund a net amount of approximately $32 during the remainder of 2010.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of June 30, 2010, we have not received an expansion notice from the tenant.

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

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our note receivable was approximately $762 higher than the aggregate carrying amount at December 31, 2009. We had no outstanding notes receivable at June 30, 2010. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable was approximately $46,845 and $85,067 lower than the aggregate carrying amounts at June 30, 2010 and December 31, 2009, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

NOTE 11—IMPAIRMENT

Impairment of Investments in Real Estate previously held for sale

In December 2009, we determined that five properties we designated as held for sale were impaired at the date the properties were classified as held for sale. These properties included 25850 S. Ridgeland, Georgia Door Sales Distribution Center, 105 Kendall Park Lane, Havertys Furniture and 4001 North Norfleet Road. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying values of these investments exceeded their fair value less cost to sell. At March 31, 2010, we reevaluated these assets for further impairment per guidance and determined that 25850 S. Ridgeland, Georgia Door Sales Distribution Center and 4001 North Norfleet Road were further impaired. As such, we recognized additional impairment charges of approximately $1,471. The impairment stemmed from continuing deterioration of real estate market fundamentals. Upon our reevaluation of 105 Kendall Park Lane and Havertys Furniture we determined that the fair values less costs to sell increased since our initial evaluation. As such, we recorded a recovery of previously recorded impairment of approximately $3,574. The additional impairment charges and the recovery of previously recorded impairment related to 25850 S. Ridgeland and Havertys Furniture are included within income from discontinued operations on the consolidated statements of operations and comprehensive loss.

On April 15, 2010, we removed Georgia Door Sales Distribution Center, 105 Kendall Park Lane and 4001 North Norfleet Road from held for sale and placed them into held for use status at their fair value on that date. Upon recording the properties at the fair value on April 15, 2010, the Fund recorded a recovery of previously recorded provision for impairment of approximately $1,039.

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

Management Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. All references to numbered Notes are to specific notes to our Consolidated Financial Statements beginning on page 7 of this Form 10-Q, and the descriptions referred to are incorporated into the applicable portion of this section by reference. References to “base rent” in this Form 10-Q refer to cash payments made under the relevant lease(s), excluding real estate taxes and certain property operating expenses that are paid by us and are recoverable under the relevant lease(s) and exclude adjustments for straight-line rent revenue and above- and below-market lease amortization.

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of June 30, 2010, were comprised of:

•	Monument IV at Worldgate,

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Marketplace at Northglenn,

•	the CHW Medical Office Portfolio,

•	Metropolitan Park North,

•	Stirling Slidell Shopping Centre,

•	4001 North Norfleet Road,

•	Station Nine Apartments,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	The District at Howell Mill,

•	Canyon Plaza,

•	Railway Street Corporate Centre,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette, and

•	Campus Lodge Tampa.

As of June 30, 2009, our Consolidated properties were also comprised of:

•	Hagemeyer Distribution Center,

•	Waipio Shopping Center,

•	9800 South Meridian,

•	18922 Forge Drive,

•	Havertys Furniture, and

•	25850 S. Ridgeland.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consist of Legacy Village, 111 Sutter Street, 9800 South Meridian and 18922 Forge Drive as of June 30, 2010 and Legacy Village and 111 Sutter Street as of June 30, 2009. Inclusion of 9800 South Meridian and 18922 Forge Drive in the Fund’s Unconsolidated Properties in 2010 is a result of the Fund’s adoption of the revised variable interest entity authoritative guidance on January 1, 2010. In our SEC filings prior to 2010, 9800 South Meridian and 18922 Forge Drive were included in the Fund’s Consolidated Properties. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

Property Sector Diversification

Consolidated Properties

Estimated Percent of Fair Value June 30, 2010
Office
Commercial Office	29%
Medical Office	19%
Retail	19%
Industrial	8%
Apartment	25%

Unconsolidated Properties

Estimated Percent of Fair Value June 30, 2010
Office
Commercial Office	54%
Medical Office	—
Retail	46%
Industrial	—
Apartment	—

Geographic Region Diversification

Consolidated Properties

Estimated Percent of Fair Value June 30, 2010
East	14%
West	45%
Midwest	11%
South	25%
International	5%

Unconsolidated Properties

Estimated Percent of Fair Value June 30, 2010
East	—
West	54%
Midwest	46%
South	—
International	—

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

Critical Accounting Policies

The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2009 Form 10-K.

Consolidated Properties

Consolidated Properties owned at June 30, 2010 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of June 30, 2010
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	100%
Georgia Door Sales Distribution Center (1)	Industrial	Austell, GA	February 10, 2005	100%	254,000	76%
105 Kendall Park Lane (1)	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%
Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	100%	439,000	90%
CHW Medical Office Portfolio	Office	CA and AZ	December 21, 2005	100%	755,000	85%
Metropolitan Park North	Office	Seattle, WA	March 28, 2006	100%	187,000	100%
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	71%
4001 North Norfleet Road (1)	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%
Station Nine Apartments (2)	Apartment	Durham, NC	April 16, 2007	100%	312,000	84%
4 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	60,000	100%
36 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	81,000	100%
The District at Howell Mill (3)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	99%
Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%
Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	137,000	100%
Cabana Beach San Marcos (2)(4)	Apartment	San Marcos, TX	November 21, 2007	78%	278,000	83%
Cabana Beach Gainesville (2)(4)	Apartment	Gainesville, FL	November 21, 2007	78%	545,000	77%
Campus Lodge Athens (2)(4)	Apartment	Athens, GA	November 21, 2007	78%	229,000	87%
Campus Lodge Columbia (2)(4)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	50%
The Edge at Lafayette (2)(4)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	91%
Campus Lodge Tampa (2)(4)	Apartment	Tampa, FL	February 29, 2008	78%	431,000	95%

(1)	On December 15, 2009, this property was designated as held-for-sale and continued its held-for-sale status until the property was subsequently removed from held-for-sale and designated as held-for-use on April 15, 2010.
(2)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to leasing efforts before the school year.
(3)	We acquired an 87.85% ownership interest in the joint venture that owns a fee interest in this property.
(4)	We acquired a 78% ownership interest in the joint venture that owns a fee interest in this property.

Unconsolidated Properties

Unconsolidated Properties acquired since inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of June 30, 2010
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	94%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80%	286,000	81%
9800 South Meridian (1)	Office	Englewood, CO	December 26, 2006	90%	144,000	59%
18922 Forge Drive (1)	Office	Cupertino, CA	February 15, 2007	90%	91,000	100%

(1)	The Fund adopted the authoritative guidance for variable interest entities on January 1, 2010 and has concluded that this previously-consolidated property should be deconsolidated. This property was included in the Fund’s Consolidated Properties at December 31, 2009.

Results of Operations

General

Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in income of unconsolidated affiliates.

Results of Operations for the three months ended June 30, 2010 and 2009:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties currently classified as continuing operations and owned by us for the six months ended on June 30, 2010, which were also owned by us during the six months ended on June 30, 2009. Comparable real estate investments at June 30, 2010 include Monument IV at Worldgate, Georgia Door Sales Distribution Center, 105 Kendall Park Lane, Marketplace at Northglenn, the CHW Medical Office Portfolio, Metropolitan Park North, Stirling Slidell Shopping Centre, 4001 North Norfleet Road, Station Nine Apartments, 4 Research Park Drive, 36 Research Park Drive, The District at Howell Mill, Canyon Plaza, Railway Street Corporate Centre, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, The Edge at Lafayette and Campus Lodge Tampa.

Revenues

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	$ Change	% Change
Revenues:
Minimum rents	$19,222	$19,880	$(658)	(3.3)%
Tenant recoveries and other rental income	4,753	5,235	(482)	(9.2)%

Total revenues	$23,975	$25,115	$(1,140)	(4.5)%

Decreases in revenue line items from 2009 to 2010 are primarily attributable to the deconsolidation of 9800 South Meridian and 18922 Forge Drive as of January 1, 2010.

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $475 and $523 for the three months ended June 30, 2010 and 2009, respectively. Also included in minimum rents is straight-line rental income, which caused decreases of $66 and $260 for the three months ended June 30, 2010 and 2009, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	$ Change	% Change
Revenues:
Minimum rents	$19,222	$18,861	$361	1.9%
Tenant recoveries and other rental income	4,753	5,039	(286)	(5.7)%

Total revenues	$23,975	$23,900	$75	0.3%

	Total Revenues Reconciliation
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Total revenues:
Comparable real estate investments	$23,975	$23,900
Non-comparable real estate investments	—	1,215

Total revenues	$23,975	$25,115

Minimum rents at comparable real estate investments increased by $361 between the three months ended June 30, 2010 and the same period in 2009. The increase resulted from increases in minimum rents of $400 due to an increase in occupancy and rental rates at Cabana Beach Gainesville for the three months ending June 30, 2010 as compared to the three months ending June 30, 2009. Additionally, an increase of $85 due to favorable foreign exchange rates at Railway Street Corporate Center for the three months ending June 30, 2010 as compared to the same period in 2009. The increase is partially offset by a decrease of $118 at the CHW Medical Office Portfolio due to decreases in occupancy during the three months ending June 30, 2010 as compared to the same period in 2009.

Tenant recoveries and other rental income at comparable real estate investments decreased by $286 for the three months ended June 30, 2010 over the same period in 2009. The decrease was primarily due to decreases of $195 at the Marketplace at Northglenn due to a decrease in occupancy and lower recoverable real estate taxes and $122 at Cabana Beach Gainesville related to a prior year agreement with the management company for payments on short term leases. Partially offsetting these variances were increases of $54 at Railway Street Corporate Centre due to favorable exchange rates.

Operating Expenses

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	$ Change	% Change
Operating expenses:
Real estate taxes	$2,958	$3,273	$(315)	(9.6)%
Property operating	5,601	5,932	(331)	(5.6)%
Manager and advisor fees	857	1,654	(797)	(48.2)%
Fund level expenses	523	603	(80)	(13.3)%
Provision for doubtful accounts	176	68	108	158.8%
General and administrative	279	361	(82)	(22.7)%
Net recovery of provision for impairment of real estate	(1,039)	—	(1,039)	—
Loss on extinguishment of debt	73	—	73	—
Depreciation and amortization	7,353	8,627	(1,274)	(14.8)%

Total operating expenses	$16,781	$20,518	$(3,737)	(18.2)%

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. The decrease in real estate taxes and property operating expense from 2009 to 2010 is primarily related to the deconsolidation of 9800 South Meridian and 18922 Forge Drive.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV. NAV will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Manager and Advisor fees from 2009 to 2010 relates mainly to a decrease in NAV and due to the Manager decreasing its fixed fee from 75 basis points to 10 basis points and electing to waive its portion of the variable fee.

Our Fund level expenses in 2010 and 2009 were subject to the Expense Limitation Agreement with the Manager (See Note 8), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance, administration related costs and Share offerings. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of June 30, 2010 and December 31, 2009, $2 and $0, respectively, of Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2010.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2009 to 2010 relate mainly to tenant bankruptcies and financial difficulties at some of our multi-tenant retail, office and apartment properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations such as bank fees, legal services costs, and franchise taxes.

Net recovery of provision for impairment of real estate relate to the change in fair value of properties previously classified as held for sale which have now been placed in held for use.

Loss on extinguishment of debt relates to any prepayment penalty as well as the writeoff of unamortized financing fees on mortgage loans and other debt payable that were extinguished prior to their maturity date.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	$ Change	% Change
Operating expenses:
Real estate taxes	$2,958	$2,994	$(36)	(1.2)%
Property operating	5,595	5,744	(149)	(2.6)%
Provision for doubtful accounts	176	68	108	158.8%
General and administrative	254	326	(72)	(22.1)%
Net recovery of provision for impairment of real estate	(1,039)	—	(1,039)	—
Loss on extinguishment of debt	73	—	73	—
Depreciation and amortization	7,353	8,128	(775)	(9.5)%

Total operating expenses	$15,370	$17,260	$(1,890)	(11.0)%

	Operating Expenses Reconciliation
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Total operating expenses:
Comparable real estate investments	$15,370	$17,260
Non-comparable real estate investments	31	1,001
Manager and advisor fees	857	1,654
Fund level expenses	523	603

Total operating expenses	$16,781	$20,518

Real estate tax expense at comparable real estate investments decreased by $36 for the three months ended June 30, 2010 compared to the same period of 2009 mainly due to a decrease of $37 at the Marketplace at Northglenn as a result of the property being reassessed.

Property operating expenses at comparable real estate investments decreased at the CHW Medical Office Portfolio by $184 related to decreases in payroll costs for the property management company and fewer repairs and maintenance projects for the three months ended June 20, 2010 as compared to the same period of 2009. The decrease is also a result of a $61 decrease at Cabana Beach San Marcos due to decreased water usage for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease was partially offset by an increase of $85 at Cabana Beach Gainesville due to increases in utilities and other operating costs as a result of an increase in occupancy.

The increase in provision for doubtful accounts at comparable real estate investments is mainly related to an increase in uncollectible accounts at the CHW Medical Office Portfolio of $161 due to collection difficulties for expense recoveries and tenant bankruptcies that occurred during the three months ended June 30, 2010 that did not occur in 2009. The increase is partially offset by a decrease of $61 at Campus Lodge Tampa related to a greater collection success rate for the three months ended June 30, 2010 over the same period in 2009.

General and administrative expenses decreased for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to decreases of franchise taxes of $50 and $45 at the CHW Medical Office Portfolio and Stirling Slidell Shopping Centre, respectively. The decrease also related to a $59 decrease in legal fees at the CHW Medical Office Portfolio. The decrease was partially offset by increases of $52 at The District at Howell Mill and $20 at Canyon Plaza related to property level legal services for the three months ended June 30, 2010 as compared to the same period in 2009.

Net recovery of provision for impairment of real estate decreased by $1,039 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to recovery of previously recorded impairment at 4001 North Norfleet Road, 105 Kendall Park Lane, and Georgia Door Sales Distribution Center. Impairment was recovered when these previously-classified held-for-sale assets were returned to held-for-use status during the three months ended June 30, 2010.

Loss on extinguishment of debt increased by a $73 due to the debt payoff at Georgia Door Sales Distribution Center during the three months ended June 30, 2010 as compared to the same period in 2009.

The decrease in depreciation and amortization expense at comparable real estate investments is primarily related to decreases of $458 at the CHW Medical Office due to in-place lease assets becoming fully amortized during 2009. Additionally contributing to the decrease was Campus Lodge Tampa and Campus Lodge Athens of $160 and $108, respectively, related to personal property becoming fully depreciated during 2009 and early 2010.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	$ Change	% Change
Other income and (expenses):
Interest income	$3	$4	$(1)	(25.0)%
Interest expense	(8,796)	(9,063)	267	2.9%
Equity in loss of unconsolidated affiliates	(190)	(5,232)	5,042	96.4%

Total other income and (expenses)	$(8,983)	$(14,291)	$5,308	37.1%

Interest income remained relatively flat for the three months ended June 30, 2010 as compared to 2009.

Interest expense decreased from 2009 to 2010 primarily due to lower principal balances on various loans that have amortized and the payoff of the loan on Georgia Door Sales Distribution Center in 2010. Interest expense includes the amortization of deferred finance fees of $154 and $153 for the three months ended June 30, 2010 and 2009, respectively. Also included in interest expense for the three months ended June 30, 2010 and 2009, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $54.

Equity in loss of unconsolidated affiliates decreased by $5,042 primarily related to an impairment loss at Legacy Village of $4,857 recorded in 2009. In addition, equity in income at Legacy Village increased by $264 from equity loss of $179 for the three months ended June 30, 2009 to equity income of $85 for the three months ended June 30, 2010. The increase at Legacy Village was a result of the increased occupancy as well as increased percentage rents in 2010 as compared to 2009. Equity in the loss from 111 Sutter Street increased by $335 from equity loss of $195 for the three months ended June 30, 2009 to equity loss of $530 for the three months ended June 30, 2010. The increase in equity loss at 111 Sutter Street was a result of lower minimum rents for newly-signed leases and lower occupancy during the three months ended June 30, 2010. As a result of the adoption of guidance related to variable interest entities, 2010 is the initial period that 9800 South Meridian and 18922 Forge Drive have been accounted for as unconsolidated affiliates. For the three months ending June 30, 2010, the Fund recorded an equity loss of $0 from 9800 South Meridian as we are not required to fund losses in the investment in excess of our initial investment and equity income of $256 from 18922 Forge Drive which represents our allocation of net income from property operations.

Discontinued Operations

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	$ Change	% Change
Discontinued Operations:
(Loss) income from discontinued operations	$(501)	$263	$(764)	(290.5)%
Gain on sale of discontinued operations, net	822	911	(89)	(9.8)%

Total income from discontinued operations	$321	$1,174	$(853)	(72.7)%

The decrease of income from discontinued operations is primarily related to the lack of income in the three months ended June 30, 2010 from the properties that were sold after June 30, 2009.

The decrease of $89 in the gain on sale of discontinued operations related to the sale of Havertys and 25850 S. Ridgeland during the three months ended June 30, 2010 as compared to the gain on sale of Hagemeyer Distribution Center in 2009.

Results of Operations for the six months ended June 30, 2010 and 2009:

Revenues

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	$ Change	% Change
Revenues:
Minimum rents	$38,585	$40,565	$(1,980)	(4.9)%
Tenant recoveries and other rental income	9,231	10,398	(1,167)	(11.2)%

Total revenues	$47,816	$50,963	$(3,147)	(6.2)%

Decreases in revenue line items from 2009 to 2010 are primarily attributable to the deconsolidation of 9800 South Meridian and 18922 Forge Drive as of January 1, 2010.

Included in minimum rents, as a net decrease, are above- and below-market lease amortization of $953 and $1,046 for the six months ended June 30, 2010 and 2009, respectively. Also included in minimum rents is straight-line rental income, which caused a $80 decrease and a $87 increase for the six months ended June 30, 2010 and 2009, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	$ Change	% Change
Revenues:
Minimum rents	$38,585	$38,527	$58	0.2%
Tenant recoveries and other rental income	9,231	9,994	(763)	(7.6)%

Total revenues	$47,816	$48,521	$(705)	(1.5)%

	Total Revenues Reconciliation
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Total revenues:
Comparable real estate investments	$47,816	$48,521
Non-comparable real estate investments	—	2,442

Total revenues	$47,816	$50,963

Minimum rents at comparable real estate investments increased by $58 between the six months ended June 30, 2010 and the same period in 2009. The increase is primarily due to increases at Cabana Beach Gainesville of approximately $762 due to an increase in occupancy and Railway Street Corporate Center of $196 related to favorable foreign exchange rates, respectively, during the six months ending June 30, 2010 when compared to the six months ending June 30, 2009. Partially offsetting the increases were decreases in minimum rents due to a decrease in occupancy and rental rates at Campus Lodge Columbia and Cabana Beach San Marcos of approximately $208 and $174, respectively, in the six months ending June 30, 2010 when compared to the six months ending June 30, 2009. Additional decreases also stem from the CHW Medical Office Portfolio and at the Marketplace at Northglenn of approximately $281 and $231, respectively, due to decreases in occupancy during the six months ending June 30, 2010 as compared to the same period in 2009.

Tenant recoveries and other rental income at comparable real estate investments decreased by $763 for the six months ended June 30, 2010 over the same period in 2009. The decrease was primarily due to decreases at the CHW Medical Office Portfolio and at the Marketplace at Northglenn of approximately $456 and $243, respectively, due to decreases in occupancy and recoverable real estate taxes during the six months ending June 30, 2010 as compared to the same period in 2009. Tenant recoveries and other rental income were further reduced by $95 at Cabana Beach Gainesville as a result of a prior year agreement with the management company for payments on short term leases. These decreases are partially offset by an increase of $100 at Railway Street Corporate Center due to favorable foreign exchange rates.

Operating Expenses

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	$ Change	% Change
Operating expenses:
Real estate taxes	$5,262	$6,414	$(1,152)	(18.0)%
Property operating	11,277	11,904	(627)	(5.3)%
Manager and advisor fees	1,851	3,580	(1,729)	(48.3)%
Fund level expenses	1,013	1,214	(201)	(16.6)%
Provision for doubtful accounts	410	167	243	145.5%
General and administrative	489	1,007	(518)	(51.4)%
Net recovery of provision for impairment of real estate	(1,580)	—	(1,580)	—
Loss on extinguishment of debt	73	—	73	—
Depreciation and amortization	14,520	17,262	(2,742)	(15.9)%

Total operating expenses	$33,315	$41,548	$(8,233)	(19.8)%

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. The decrease in real estate taxes and property operating expenses from 2009 to 2010 is primarily related to the deconsolidation of 9800 South Meridian and 18922 Forge Drive.

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

Our Fund level expenses in 2010 and 2009 were subject to the Expense Limitation Agreement with the Manager (See Note 8), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance, administration related costs and Share offerings. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of June 30, 2010 and December 31, 2009, $2 and $0, respectively, of Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2010.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2009 to 2010 relate mainly to tenant bankruptcies and financial difficulties at some of our multi-tenant retail, office and apartment properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. The decrease in general and administrative expenses from 2009 to 2010 is mainly related to expensing preacquisiton costs due to the adoption of the authoritative guidance regarding acquisition costs as well as bank fees, franchise taxes and various property level legal services that occurred in 2009.

Net recovery of provision for impairment of real estate relate to the change in fair value of properties previously classified as held for sale which have now been placed in held for use.

Loss on extinguishment of debt relates to any prepayment penalty as well as the writeoff of unamortized financing fees on mortgage loans and other debt payables that were extinguished prior to their maturity date.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	$ Change	% Change
Operating expenses:
Real estate taxes	$5,262	$5,952	$(690)	(11.6)%
Property operating	11,271	11,520	(249)	(2.2)%
Provision for doubtful accounts	410	167	243	145.5%
General and administrative	489	929	(440)	(47.4)%
Net recovery of provision for impairment of real estate	(1,580)	—	(1,580)	—
Loss on extinguishment of debt	73	—	73	—
Depreciation and amortization	14,520	16,270	(1,750)	(10.8)%

Total operating expenses	$30,445	$34,838	$(4,393)	(12.6)%

	Operating Expenses Reconciliation
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Total operating expenses:
Comparable real estate investments	$30,445	$34,838
Non-comparable real estate investments	6	1,916
Manager and advisor fees	1,851	3,580
Fund level expenses	1,013	1,214

Total operating expenses	$33,315	$41,548

Real estate taxes expense at comparable real estate investments decreased by $690 for the six months ended June 30, 2010 compared to the same period of 2009 mainly due to decreases of $422 at the CHW Medical Office Portfolio and $255 at the Marketplace at Northglenn as a result of the properties being reassessed.

Property operating expenses at comparable real estate investments decreased at CHW Medical Office Portfolio by $427 mainly related to decreases in payroll costs for the property management company and less repairs and maintenance projects during the six months ended June 20, 2010 when compared to the six months ended June 30, 2009. The decrease also stems from a decrease at Cabana Beach San Marcos of $80 related to decreased water usage. The decreases are partially offset by an increase of $256 in utilities and other operating costs at Cabana Beach Gainesville due to an increase in occupancy.

The increase in provision for doubtful accounts at comparable real estate investments is mainly related to an increase in uncollectible accounts at the CHW Medical Office Portfolio of $275 due to collection difficulties for expense recoveries and tenant bankruptcies that occurred during the six months ended June 30, 2010 that did not occur in the same period of 2009.

General and administrative expenses at our comparable real estate investments decreased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to the expensing of $324 at of pre-acquisition legal services related to the 2009 adoption of the authoritative guidance regarding acquisition costs, as well as a decrease of $123 at the CHW Medical Office Portfolio for various legal services and franchise taxes. The decreases were partially offset by a $48 increase at the Marketplace at Northglenn related to property level legal services for the six months ended June 30, 2010 as compared to the same period of 2009.

Net recovery of provision for impairment of real estate decreased by $1,580 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to recovery of previously recorded impairment at 4001 North Norfleet Road, 105 Kendall Park Lane, and Georgia Door Sales Distribution Center. Impairment was recovered when these previously-classified held-for-sale assets were returned to held-for-use status during the six months ended June 30, 2010.

Loss on extinguishment of debt increased by a $73 due to the debt payoff at Georgia Door Sales Distribution Center during the six months ended June 30, 2010 as compared to the same period in 2009.

The decrease in depreciation and amortization expense at comparable real estate investments for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 primarily relates to decreases of $951, $201, and $216 at the CHW Medical Office Portfolio, Campus Lodge Athens, and Campus Lodge Tampa, respectively, due to in-place lease assets and personal property becoming fully amortized during 2009. Additionally, 4001 North Norfleet Road, 105 Kendall Park Lane, and Georgia Door Sales Distribution Center, had decreases of $165, $73, and $59, respectively, primarily related to decreased amortization of these assets which were written down to fair value in 2009.

Other Income and Expenses

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	$ Change	% Change
Other income and (expenses):
Interest income	$3	$89	$(86)	(96.6)%
Interest expense	(17,528)	(18,003)	475	2.6%
Equity in loss of unconsolidated affiliates	(590)	(5,266)	4,676	88.8%

Total other income and (expenses)	$(18,115)	$(23,180)	$5,065	21.9%

Interest income decreased for the six months ended June 30, 2010 over 2009 as a result of significantly lower interest rates in 2010 and the expiration of the Marketplace at Northglenn ESTIP.

Interest expense decreased from 2009 to 2010 primarily due to lower principal balances on various loans that have amortized and the loan payoff of the Georgia Door Distribution Center. Interest expense includes the amortization of deferred finance fees of $307 and $305 for the six months ended June 30, 2010 and 2009, respectively. Also included in interest expense for the six months ended June 30, 2010 and 2009, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $107.

Equity in loss of unconsolidated affiliates decreased by $4,676 primarily related to an impairment loss at Legacy Village of $4,857 recorded in 2009. In addition, equity in loss at Legacy Village decreased by $47 from equity loss of $151 for the six months ended June 30, 2009 to equity loss of $104 for the six months ended June 30, 2010. The decreased loss at Legacy Village was a result of increased percentage rents in 2010 as compared to 2009. Equity in the loss from 111 Sutter Street increased by $446 from equity loss of $258 for the six months ended June 30, 2009 to equity loss of $704 for the six months ended June 30, 2010. The increase in equity loss at 111 Sutter Street for six months ended June 30, 2010 was a result of lower minimum rents for newly-signed leases. As a result of the adoption of guidance related to variable interest entities on January 1, 2010, the six months ending June 30, 2010 is the initial period that 9800 South Meridian and 18922 Forge Drive have been accounted for as unconsolidated affiliates. For the six months ending June 30, 2010, the Fund recorded an equity loss of $0 from 9800 South Meridian as we are not required to fund losses in the investment in excess of our initial investment and equity income of $218 from 18922 Forge Drive which represents our allocation of net income from property operations.

Discontinued Operations

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	$ Change	% Change
Discontinued Operations:
Income from discontinued operations	$1,511	$765	$746	97.5%
Gain on sale of discontinued operations, net	822	911	(89)	(9.8)%

Total income from discontinued operations	$2,333	$1,676	$657	39.2%

The increase of income from discontinued operations is primarily related to a net $1,562 recovery of previously-recorded impairment taken on properties classified as held for sale as of March 31, 2010. The authoritative guidance states that impairment charges for previously-impaired assets classified as held for sale may be recovered at subsequent measurement dates, not to be written above carrying cost. At March 31, 2010, it was determined that two assets had recovered impairment charges recognized at December 31, 2009.

The decrease of $89 in the gain on sale of discontinued operations related to the sale of Havertys and 25850 S. Ridgeland during the six months ended June 30, 2010 compared to the gain on sale of Hagemeyer Distribution Center in 2009.

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

The Current Share Price of the Common Stock is $52.17 as of June 30, 2010.

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

Longer-term liquidity and capital needs such as:

•     Acquisitions of new real estate

•     Expansion of existing properties

•     Tenant improvements and leasing commissions

•     Debt repayment requirements, including both principal and interest

•     Repurchases of our Common Stock

The sources and uses of cash for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	$ Change
Net cash provided by operating activities	$8,323	$9,037	$(714)
Net cash provided by investing activities	44,813	8,910	35,903
Net cash used in financing activities	(57,125)	(5,428)	(51,697)

Our net cash flows provided by operating activities were impacted by a decrease in net loss attributable to Excelsior LaSalle Property Fund, Inc. of $10,808 primarily due to decreases in manager and advisor fees of $1,729, depreciation and amortization expense of $2,742 and equity in loss of unconsolidated affiliates of $4,676. Our working capital, which consists of cash, tenant accounts receivable and prepaid and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2009 and June 30, 2010 by the following items:

•	a decrease in accounts payable and accrued expenses of $2,252 mainly due to the timing of payments in addition to a decrease in accrued real estate taxes of $718 due to timing of payments and

•	9800 South Meridian and 18922 Forge Drive no longer being consolidated as of January 1, 2010.

Cash provided by investing activities increased as a result of sales proceeds received from Havertys Furniture and 25850 S. Ridgeland of $53,382 offset by an increase in loan escrow funding for the six months ended June 30, 2010 of $4,755. Cash used in financing activities increased for the six months ended June 30, 2010 over the same period in 2009 as a result of (i) an increase in payments on mortgage notes and other debt payable of $38,862, (ii) an increase in net payments on the credit facility of $14,025, and (iii) a decrease in Share issuances of $5,991 offset by a decrease in distributions to shareholders of $7,217.

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

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at June 30, 2010 and December 31, 2009 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	June 30, 2010		December 31, 2009
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$597,035	5.58%	$666,728	5.59%
Variable	10,975	4.75%	31,111	2.06%

Total	$608,010	5.57%	$697,839	5.43%

Unconsolidated Debt

	June 30, 2010		December 31, 2009
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$105,135	5.71%	$88,688	5.60%
Variable	12,317	3.85%	—	—

Total	$117,452	5.51%	$88,688	5.60%

We have placed mostly fixed-rate financing with maturities through 2027. At June 30, 2010, our term loan with PNC Bank, National Association had a floating rate which bears interest at LIBOR plus 3.75%, with a LIBOR base of 1.00% (4.75% at June 30, 2010). At December 31, 2009, we had one floating rate loan at LIBOR plus 160 basis points (1.83% at December 31, 2009) and a borrowing on our line of credit at 2.24%.

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

We had $10,975 borrowed at 4.75% at June 30, 2010. As of June 30, 2010, we were in compliance with the terms of our term loan.

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

Recent Events and Outlook

Given the uncertain economic climate and extraordinary conditions in the commercial real estate industry, management has made it a priority to implement a cash conservation strategy designed to strengthen our balance sheet and protect the value of the Fund’s assets. Through the establishment of cash reserves, management aims to equip the Fund with sufficient resources to address the portfolio’s fluctuating working capital needs, future capital expenditures, existing loan amortizations, and nearer-term debt maturities until market conditions stabilize. Several actions have been taken toward this objective including reductions in discretionary expenditures, the suspension of dividend payments and the suspension of the redemption of Shares through tender offers, and selected property sales. The combination of suspending dividends and Share redemptions, coupled with the proceeds generated from property sales, has strengthened the Fund’s balance sheet and moved the Fund into an improved cash position: at June 30, 2010, the Fund had accumulated a cash balance of $29,800 and restructured its line of credit into a term loan with a current balance of $10,975, which now expires in February 2012.

For the remainder of 2010, we will continue to monitor the broader economic environment and, as best we can, seek to mitigate the impacts of weakening property fundamentals on our portfolio. The duration and magnitude of the recent recession exceeded expectations and historical precedents causing even the most conservative and defensive investment strategies to underperform. We will continue to be responsive to changes in market conditions that may require us to adopt a more defensive posture in the management of our balance sheet. These defensive tactics may include, but not be limited to, disposition of non-strategic assets, renegotiation of debt and joint venture agreements, establishing cash reserves for future capital needs, continuing the suspension of dividend payments and the suspension of the redemption of Shares through tender offers.

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

On February 19, 2010, the Fund obtained a new two year $17,000 amortizing term loan to replace the expiring working capital line of credit. The term loan allows the Fund to retain cash reserves that will be used to fund a portion of our capital expenditures, mortgage principal amortization and other working capital requirements. The current balance on the term loan is $10,975.

On March 12, 2010, the Manager proposed and our board of directors approved a reduction in the annual fixed fee paid to the Manager from 0.75% of NAV to 0.10% of NAV, which will result in a reduction of the total annual fixed fee paid by us to the Advisor and Manager from 1.5% of NAV to 0.85% of NAV. In addition, the Manager will forgo its participation in the variable fee and the aggregate annual variable fee will be reduced by that amount. The fee reductions were retroactive to January 1, 2010 and are for an indefinite period. The Manager, with the prior approval of our board of directors, may discontinue either waiver at any time. Otherwise, the Agreement continues in effect in all material respects.

On April 15, 2010, the Fund sold Havertys Furniture and 25850 S. Ridgeland for a combined sales price of $54,060. In conjunction with the sale of the properties, the Fund paid off the mortgage loans associated with Havertys Furniture, 25850 S. Ridgeland and Georgia Door Sales Distribution Center, which as of the date of sale, totaled approximately $46,924. As a result of these sales and payoffs of the mortgage notes payable the Fund’s cash balance increased by approximately $5,730 and Georgia Door Sales Distribution Center is now owned free and clear of any debt. Also on April 15, 2010, the Fund removed Georgia Door Sales Distribution Center, 105 Kendall Park Lane, and 4001 North Norfleet Road from held for sale status.

Contractual Cash Obligations and Commitments

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At June 30, 2010, we had approximately $1,318 deposited in this escrow, and we expect to fund a net of approximately $582 during the remainder of 2010. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At June 30, 2010, our capital account escrow account balance was $404. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At June 30, 2010, our insurance and real estate tax escrow balance was $396. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

The mortgage loan collateralized by Metropolitan Park North required that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space currently occupied by Nordstrom, a major anchor tenant of the building. We satisfied this reserve requirement with a letter of credit which was posted on March 23, 2009. If Nordstrom’s provides written notice of its intent to exercise its lease renewal option by September 30, 2010, pursuant to the loan agreement, the lender is obligated to return the $3,900 letter of credit to us. If Nordstrom’s fails to provide notice of its renewal by September 30, 2010, we are obligated to post an additional $2,800 reserve into the escrow. While we have received no official notice from Nordstrom and they are not obligated to provide us with such notice, we do not expect Nordstrom’s to renew their lease at Metropolitan Park North. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either Nordstrom’s has exercised its renewal options or the space has been re-leased to a new tenant(s). If required, the Fund plans on satisfying the additional $2,800 reserve requirement with cash on hand.

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

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of June 30, 2010, we had deposited approximately $192 into this escrow for 2010 and we expect to fund a net amount of approximately $32 during the remainder of 2010.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of June 30, 2010, we have not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as collateral for mortgage debt on properties we own. At June 30, 2010 and December 31, 2009, we had approximately $5,580 in outstanding letters of credit which were not recognized on our consolidated balance sheets. We have no other off balance sheet arrangements.

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

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancing of existing debt. As of June 30, 2010, we had consolidated debt of $608,010, which included $10,975 of variable-rate debt. Including the $1,429 net discount on the assumption of debt, we had consolidated debt of $606,581 at June 30, 2010. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $10,975 of variable-rate debt would have resulted in an approximately $27 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

As of December 31, 2009, we had consolidated debt of $697,839, which included $31,111 of variable-rate debt. Including the $1,322 net discount on the assumption of debt, we had consolidated debt of $696,517 at December 31, 2009. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $31,111 of variable-rate debt would have resulted in an approximately $78 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

As of June 30, 2010, we had unconsolidated debt of $117,452, which included $12,317 of variable-rate debt. As of December 31, 2009 all of our Unconsolidated Properties were financed with fixed-rate debt. A 25 basis point movement in the interest rate on the $12,317 of variable-rate debt would have resulted in an approximately $31 annualized increase or decrease in equity in loss of unconsolidated affiliates and cash flow from operating activities.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2010, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $46,845 lower than the carrying value of $606,581. If treasury rates were 25 basis points higher at June 30, 2010, the fair value of our mortgage notes payable and other debt payable would have been approximately $52,283 lower their the carrying value.

At December 31, 2009, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $85,067 lower than the carrying value of $696,517. If treasury rates were 25 basis points higher at December 31, 2009, the fair value of our mortgage notes payable and other debt payable would have been approximately $91,240 lower than their carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the six months ended June 30, 2010, we recognized a foreign currency translation loss of $154. At June 30, 2010, a 10% unfavorable exchange rate movement would have increased our foreign currency translation loss by approximately $1,639 to a foreign currency translation loss of approximately $1,793.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2010, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2010, there were mortgage notes payable on the 9800 South Meridian and 18922 Forge Drive in the amounts of $13,686 and $18,993, respectively. We have a 90% interest in each of these Unconsolidated Properties. The mortgage notes payable associated with 9800 South Meridian and 18922 Forge Drive are non-recourse obligations of the Fund but are guaranteed by an affiliate of our operating partner in these properties (the “Guarantor”). As of June 30, 2010, the Guarantor had not complied with certain financial reporting requirements of these loan agreements, which has resulted in these mortgage notes payable being in default. As a result of these defaults, the lenders on these properties can call for the immediate payment of the outstanding balances. If the lenders on these properties did call for the immediate payment of the outstanding balances on these properties, we may not have sufficient liquidity to pay the outstanding balances or may elect not to pay the outstanding balances on these loans, which could result in the lender foreclosing on these properties. If this were to occur, we could lose our entire investment in those properties which as of June 30, 2010, is $1,415. As of the filing date of this 10-Q, the lenders have not demanded immediate payment.

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: August 5, 2010	By:	/s/ JAMES D. BOWDEN
James D. Bowden
President and Chief Executive Officer

Date: August 5, 2010	By:	/s/ STEVEN SUSS
Steven Suss
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).