Form 10-Q
period 2010-09-30
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2010-11-04
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on November 4, 2010 was 4,135,635.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Investments in real estate:
Land (including from VIEs of $32,593 and $43,579, respectively)	$114,461	$125,108
Buildings and equipment (including from VIEs of $240,676 and $261,827, respectively)	730,172	750,419
Less accumulated depreciation (including from VIEs of $(25,265) and $(21,215), respectively)	(71,001)	(60,307)

Net property and equipment	773,632	815,220
Investments in unconsolidated real estate affiliates	28,632	29,851
Investments in real estate and other assets held for sale	—	52,136

Net investments in real estate	802,264	897,207
Cash and cash equivalents (including from VIEs of $2,358 and $4,851, respectively)	39,826	44,258
Restricted cash (including from VIEs of $2,732 and $2,234, respectively)	12,709	6,574
Tenant accounts receivable, net (including from VIEs of $1,246 and $1,470, respectively)	2,614	3,717
Deferred expenses, net (including from VIEs of $1,151 and $1,707, respectively)	4,251	4,996
Acquired intangible assets, net (including from VIEs of $5,696 and $6,617, respectively)	46,083	53,548
Deferred rent receivable, net (including from VIEs of $707 and $1,472, respectively)	4,722	5,722
Prepaid expenses and other assets (including from VIEs of $429 and $572, respectively)	1,853	1,118

TOTAL ASSETS	$914,322	$1,017,140

LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $191,661 and $225,363, respectively)	$603,139	$654,086
Liabilities held for sale	—	43,352
Accounts payable and other accrued expenses (including from VIEs of $3,133 and $3,157, respectively)	8,866	9,557
Accrued interest (including from VIEs of $907 and $1,057, respectively)	2,782	3,055
Accrued real estate taxes (including from VIEs of $2,030 and $1,211, respectively)	5,022	4,243
Manager and advisor fees payable	789	1,405
Acquired intangible liabilities, net (including from VIEs of $0 and $82, respectively)	10,012	12,119

TOTAL LIABILITIES	630,610	727,817
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,135,635 shares issued and outstanding at September 30, 2010 and December 31, 2009	41	41
Additional paid-in capital	453,244	453,244
Accumulated other comprehensive income (loss)	148	(39)
Distributions to stockholders	(78,361)	(78,361)
Accumulated deficit	(102,691)	(98,246)

Total Excelsior LaSalle Property Fund, Inc. stockholders’ equity	272,381	276,639

Noncontrolling interests	11,331	12,684

Total equity	283,712	289,323

TOTAL LIABILITIES AND EQUITY	$914,322	$1,017,140

The abbreviation “VIEs” above means Variable Interest Entities.

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except per share amounts

(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenues:
Minimum rents	$19,018	$18,697	$57,603	$57,224
Tenant recoveries and other rental income	4,889	5,354	14,120	15,349

Total revenues	23,907	24,051	71,723	72,573
Operating expenses:
Real estate taxes	2,882	3,181	8,144	9,133
Property operating	6,923	6,836	18,200	18,358
Manager and advisor fees	671	1,428	2,522	5,008
Fund level expenses	309	458	1,322	1,667
Provision for doubtful accounts	239	362	649	529
General and administrative	260	193	749	1,182
Net recovery of provision for impairment of real estate	—	—	(1,580)	—
Loss on extinguishment of debt	—	—	73	—
Depreciation and amortization	7,327	8,067	21,847	24,336

Total operating expenses	18,611	20,525	51,926	60,213

Operating income	5,296	3,526	19,797	12,360
Other income and (expenses):
Interest income	7	1	10	83
Interest expense	(8,641)	(8,844)	(26,168)	(26,084)
Equity in loss of unconsolidated affiliates	(826)	(164)	(1,416)	(5,430)

Total other income and (expenses)	(9,460)	(9,007)	(27,574)	(31,431)

Loss from continuing operations	(4,164)	(5,481)	(7,777)	(19,071)
Discontinued operations:
(Loss) income from discontinued operations	—	(6,187)	1,511	(5,597)
Gain on sale of discontinued operations, net	—	1,632	822	2,543

Total (loss) income from discontinued operations	—	(4,555)	2,333	(3,054)

Net loss	(4,164)	(10,036)	(5,444)	(22,125)

Plus: Net loss attributable to the noncontrolling interests	529	1,261	1,052	1,904

Net loss attributable to Excelsior LaSalle Property Fund, Inc.	(3,635)	(8,775)	(4,392)	(20,221)
Other comprehensive income:
Foreign currency translation adjustment	341	968	187	1,552

Total other comprehensive income	341	968	187	1,552

Net comprehensive loss	$(3,294)	$(7,807)	$(4,205)	$(18,669)

Net loss from continuing operations attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(0.88)	$(1.02)	$(1.63)	$(4.16)
Total (loss) income from discontinued operations per share-basic and diluted	$0.00	$(1.10)	$0.56	$(0.74)
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(0.88)	$(2.12)	$(1.07)	$(4.90)

Weighted average common stock outstanding-basic and diluted	4,135,635	4,135,635	4,135,635	4,125,815

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF EQUITY

$ in thousands, except per share amounts

(Unaudited)

			Additional Paid in Capital	Other Comprehensive (Loss) Income	Distributions to Stockholders	Retained Earnings/ (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2010 (previously reported)	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,246)	$12,684	$289,323
Cumulative effect of change in accounting principle	—	—	—	—	—	(53)	(104)	(157)

Balance, January 1, 2010 (as restated, see Note 4)	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,299)	$12,580	$289,166
Net loss	—	—	—	—	—	(4,392)	(1,052)	(5,444)
Other comprehensive income	—	—	—	187	—	—	—	187
Cash contributed from noncontrolling interests	—	—	—	—	—	—	448	448
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(645)	(645)

Balance, September 30, 2010	4,135,635	$41	$453,244	$148	$(78,361)	$(102,691)	$11,331	$283,712

			Additional Paid In Capital	Other Comprehensive Income (loss)	Distributions to Stockholders	Retained Earnings/ (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2009	4,032,563	$40	$443,808	$(1,885)	$(74,755)	$(58,635)	$15,043	$323,616
Issuance of common stock	103,072	1	9,436	—	—	—	—	9,437
Net loss	—	—	—	—	—	(20,221)	(1,904)	(22,125)
Other comprehensive income	—	—	—	1,552	—	—	—	1,552
Cash contributed from noncontrolling interests	—	—	—	—	—	—	617	617
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(685)	(685)
Distributions declared ($0.875 per share)	—	—	—	—	(3,606)	—	—	(3,606)

Balance, September 30, 2009	4,135,635	$41	$453,244	$(333)	$(78,361)	$(78,856)	$13,071	$308,806

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,444)	$(22,125)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (including discontinued operations)	14,663	17,073
Amortization of in-place lease intangible assets (including discontinued operations)	6,721	9,677
Amortization of net above- and below-market in-place leases (including discontinued operations)	(1,315)	(810)
Amortization of financing fees (including discontinued operations)	548	659
Amortization of debt premium and discount (including discontinued operations)	(161)	(161)
Amortization of lease commissions (including discontinued operations)	581	605
Gain on sale of discontinued operations	(822)	(2,543)
Loss on extinguishment of debt	242	90
Provision for doubtful accounts	649	529
Deferred rent (including discontinued operations)	412	(948)
(Recovery of) provision for impairment of real estate (including discontinued operations)	(3,142)	5,604
Equity in loss of unconsolidated affiliates	1,416	5,430
Net changes in assets and liabilities:
Tenant accounts receivable	213	(272)
Prepaid expenses and other assets	259	(10)
Manager and advisor fees payable	(616)	(937)
Accounts payable and accrued expenses	1,187	4,115

Net cash provided by operating activities	15,391	15,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	—	(850)
Proceeds from sale of real estate investments	53,382	40,319
Capital improvements and lease commissions	(2,738)	(2,912)
Distributions received from unconsolidated affiliates in excess of income	—	2,515
Loan escrows	(7,135)	(2,269)
Effect of change in accounting principle to beginning cash	(1,913)	—

Net cash provided by investing activities	41,596	36,803
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	5,991
Distributions to stockholders	—	(7,217)
Distributions paid to noncontrolling interests	(645)	(685)
Contributions received from noncontrolling interests	448	617
Draws on credit facility	—	21,500
Payments on credit facility	(8,650)	(14,000)
Debt issuance costs	(205)	—
Proceeds from mortgage notes and other debt payable	—	7
Principal payments on mortgage notes and other debt payable	(52,368)	(32,331)

Net cash used in financing activities	(61,420)	(26,118)

Net (decrease) increase in cash and cash equivalents	(4,433)	26,661
Effect of exchange rates	1	25
Cash and cash equivalents at the beginning of the period	44,258	16,395

Cash and cash equivalents at the end of the period	$39,826	$43,081

Supplemental disclosure of cash flow information:
Interest paid (including discontinued operations)	$26,936	$29,466

Non-cash activities:
Write-offs of receivables	$394	$213
Write-offs of retired assets	4,436	520
Change in liability for capital expenditures	151	888
Stock issued through dividend reinvestment plan	—	3,446
Assumption of mortgage loan payable	—	1,050
Acquisition of intangible liability	—	2,110

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

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of September 30, 2010, we wholly or majority owned and controlled 34 consolidated properties. As of September 30, 2010, we owned interests in two unconsolidated properties.

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

For the nine months ending September 30, 2010, noncontrolling interests represent the minority members’ proportionate share of the equity in The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, The Lodge of Athens, Campus Lodge Columbia, The Edge at Lafayette and Campus Lodge Tampa. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the implied fair value, based on the purchase price. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2009, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as well as minority members’ proportionate share of the equity in 9800 South Meridian and 18922 Forge Drive.

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

The interim financial data as of September 30, 2010 and for the three and nine months ended September 30, 2010 and September 30, 2009 is unaudited; however, in the opinion of the Fund, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At September 30, 2010 and December 31, 2009, our allowance for doubtful accounts was $965 and $710, respectively.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease as a component of amortization expense. Deferred expenses accumulated amortization at September 30, 2010 and December 31, 2009 was $2,919 and $3,321, respectively.

Acquisitions

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $41,171 and $45,414 at September 30, 2010 and December 31, 2009, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $13,153 and $11,489 at September 30, 2010 and December 31, 2009, respectively, on the accompanying Consolidated Balance Sheets.

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

As of December 31, 2009, Havertys Furniture and 25850 S. Ridgeland were classified as held for sale. The Fund’s investment in real estate and other assets held for sale is comprised of:

December 31, 2009
Land	$6,412
Buildings and equipment, net	34,768
Acquired intangible assets, net	5,119
Other assets, net	5,837

Total assets	$52,136

Liabilities held for sale are related to the properties listed as held for sale and are as follows:

December 31, 2009
Mortgage notes and other debt payable	$42,431
Other liabilities	921

Total liabilities	$43,352

The following table summarizes income from discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009 (1)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009 (1)
Total revenue	$—	$3,335	$1,647	$11,006
Real estate taxes	—	(520)	(290)	(1,713)
Property operating	—	(496)	(45)	(1,517)
General and administrative	—	(13)	(7)	(96)
Net (recovery of) provision for impairment of real estate (see Note 11)	—	(5,604)	1,562	(5,604)
Depreciation and amortization	—	(937)	(118)	(3,019)
Loss on extinguishment of debt	—	(864)	(638)	(1,003)
Interest income	—	82	89	245
Interest expense	—	(1,170)	(689)	(3,896)

(Loss) income from discontinued operations	$—	$(6,187)	$1,511	$(5,597)

(1)	Due to the adoption of the authoritative guidance for variable interest entities on January 1, 2010, the financial data presented as of December 31, 2009 and for the three and nine months ended September 30, 2009 includes the previously-consolidated interests in 9800 South Meridian and 18922 Forge Drive (see Note 5).

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

The Fund has determined that the activities that most significantly impact the VIEs economic performance include, but are not limited to, decisions related to leasing, budgets, finance and selling. VIEs that have been consolidated have been determined by the Fund to either be under the control of the Fund due to its involvement in significant decisions or the power is shared by a related party and the Fund has the rights to substantially all of the economics of that VIE. VIEs in which the significant decisions require unanimous approval by all members are no longer consolidated despite the Fund having the rights to substantially all of the economics of the VIE, which previously required the Fund to consolidate these VIEs. The Fund’s involvement with its investments in 9800 South

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

Meridian and 18922 Forge Drive included participating in significant decisions related to leasing, budgets, financing and selling, which began at the time of acquisition of the properties. The Fund’s involvement in its investment in The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, The Lodge of Athens, Campus Lodge Columbia, The Edge at Lafayette, and Campus Lodge Tampa includes maintaining control over significant decisions, which began at the time of acquisition of the properties. The creditors of the Fund’s VIEs do not have general recourse to us.

As a result of this application, our interests in 9800 South Meridian and 18922 Forge Drive were deconsolidated as of January 1, 2010. The Fund recognized an impairment of approximately $53 to re-measure these investments to their values as of the deconsolidation date as if they had always been accounted for under the equity method of accounting. The write down was reported as a cumulative effect of a change of accounting principle, increasing the beginning accumulated deficit balance as of January 1, 2010, on the Consolidated Statements of Equity. Our adoption on January 1, 2010, resulted in the following impacts in our Consolidated Balance Sheets: (1) assets decreased by $34,198 primarily related to net investment in real estate; (2) liabilities decreased by $34,041 primarily related to mortgage notes payable; and (3) total equity decreased by $157. On September 30, 2010, the Fund assigned the interests in these investments to our operating partner (see Note 5).

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

At September 30, 2010, the Fund assigned its 90% interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner and received a distribution of $1,000 subsequent to September 30, 2010 from property cash reserves. The Fund recorded a loss on the assignment of its interest in 18922 Forge Drive of $428, which is included in Equity in loss of unconsolidated affiliates on the Consolidated Statement of Operations and Comprehensive Loss. The Fund recorded no loss on its assignment of interest in 9800 South Meridian as the investment was previously recorded at $0. The Fund has no further involvement in and no obligation to fund the investments in 9800 South Meridian and 18922 Forge Drive subsequent to assigning its interests.

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2010	December 31, 2009
ASSETS
Investments in real estate, net	$158,431	$160,803
Cash and cash equivalents	3,648	2,551
Other assets, net	16,024	18,893

TOTAL ASSETS	$178,103	$182,247

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$148,101	$150,382
Other liabilities	8,201	9,200

TOTAL LIABILITIES	156,302	159,582
Members’ Equity	21,801	22,665

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$178,103	$182,247

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2010	December 31, 2009
Members’ equity	$21,801	$22,665
Less: other members’ equity	(8,347)	(8,157)
Basis differential in investment in unconsolidated real estate affiliates, net (a)	15,178	15,343

Investments in unconsolidated real estate affiliates	$28,632	$29,851

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

(a)	The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The Fund amortizes the basis differential over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the investee. The basis differential allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Total revenues	$7,844	$6,910	$24,047	$21,480
Total operating expenses	5,792	4,962	17,775	15,367

Operating income	2,052	1,948	6,272	6,113
Total other expenses	2,580	2,156	7,767	6,504

Net loss	$(528)	$(208)	$(1,495)	$(391)

FUND EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net loss of unconsolidated real estate affiliates	$(528)	$(208)	$(1,495)	$(391)
Other members’ share of net loss	102	34	492	23
Depreciation adjustment of basis differential	28	10	16	(201)
Other expense from unconsolidated real estate affiliates	—	—	(1)	(4)
Impairment of investment in unconsolidated real estate affiliates	—	—	—	(4,857)
Loss on assignment of 18922 Forge Drive	(428)	—	(428)	—

Fund equity in loss of unconsolidated real estate affiliates	$(826)	$(164)	$(1,416)	$(5,430)

SUMMARIZED FINANCIAL INFORMATION—LEGACY VILLAGE

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Total revenues	$4,647	$4,425	$13,740	$13,931
Operating income	1,495	1,297	3,955	4,122
Net income (loss)	$171	$(63)	$(42)	$8

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

			Amount payable as of
Property	Maturity Date	Rate	September 30, 2010	December 31, 2009
Total mortgage notes of held for use properties	September 1, 2011 - March 1, 2027	5.15% -6.14%	$595,247	$636,858
Other debt payable	August 24, 2011	7.00%	525	1,050
Term loan/line of credit	February 19, 2012	LIBOR + 3.75% (1.00% LIBOR floor)	8,850	17,500
Net discount on assumed debt			(1,483)	(1,322)

Mortgage notes and other debt payable, net			$603,139	$654,086

Mortgage notes of held for sale properties			$—	$42,431

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

Aggregate principal payments of mortgage notes and other debt payable as of September 30, 2010 are as follows:

Year	Amount
2010	$3,799
2011	49,226
2012	19,832
2013	143,607
2014	140,003
Thereafter	248,155

Total	$604,622

Line of Credit / Term Loan

On February 19, 2010, we replaced our existing line of credit with a $17,000 term loan with a $6,000 letter of credit sub-limit provided by PNC Bank, National Association. The term loan bears interest at LIBOR plus 3.75%, with a LIBOR floor of 1.00%. The term loan requires quarterly principal payments of $2,125 and can be prepaid without penalty. The term loan matures on February 19, 2012. We had $8,850 borrowed at 4.75% at September 30, 2010. As of September 30, 2010, we were in compliance with the terms of our term loan.

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

NOTE 7—COMMON STOCK

Stock Subscriptions

We have historically and may in the future sell additional Shares through private placements to accredited investors when and if market conditions permit. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price (as defined under the heading “Current Share Price” in Item 2 of this Form 10-Q). Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At September 30, 2010 and December 31, 2009, no subscription commitments were held in escrow. For the nine months ended September 30, 2010, we sold no Shares. For the year ended December 31, 2009, we sold 63,871 Shares for $5,991 to subscribers whose funds were held in the escrow account. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Tender Offers

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we may provide limited liquidity to our stockholders by conducting tender offers pursuant to which we would offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowings and the amount of proceeds from our most recent offering of Shares, if any. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares, and we will be under no obligation to conduct such tender offers or to make such cash available. We did not conduct any tender offers during the nine months ended September 30, 2010, and, in order to preserve cash given the current market environment, the Fund does not intend to repurchase Shares for the immediate future.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the current share price as of the reinvestment date. For the nine months ended September 30, 2010, we did not issue Shares under the dividend reinvestment plan. For the year ended December 31, 2009, we issued 39,201 Shares for approximately $3,446, under the dividend reinvestment plan.

Earnings Per Share (“EPS”)

Basic per Share amounts are based on the weighted average of Shares outstanding of 4,135,635 for the three and nine months ended September 30, 2010. Basic per Share amounts are based on the weighted average of Shares outstanding of 4,135,635 and 4,125,815 for the three and nine months ended September 30, 2009, respectively. We have no dilutive or potentially dilutive securities.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

NOTE 8—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we paid each of the Manager and Advisor an annual fixed fee equal to 0.75% of the Fund’s net asset value (“NAV”), calculated quarterly. Effective January 1, 2010, the Manager’s fixed fee was reduced from 0.75% of NAV to 0.10% of NAV. The fixed portion of the management and advisory fees for the three and nine months ended September 30, 2010 were $459 and $1,432, respectively. The fixed portion of the management and advisory fees for the three and nine months ended September 30, 2009 were $1,121 and $3,775, respectively. Included in Manager and Advisor fees payable at September 30, 2010 and December 31, 2009 was $577 and $1,017, respectively, of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Manager will be allocated an increasing proportion of the variable fee as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. Effective January 1, 2010, the Manager waived its participation in the variable fee. The total variable fees for the three and nine months ended September 30, 2010 were $212 and $1,090 respectively. The total variable fees for the three and nine months ended September 30, 2009 were $307 and $1,233, respectively. Included in Manager and Advisor fees payable at September 30, 2010 and December 31, 2009 was $212 and $388, respectively, of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. There were no acquisition fees for the three and nine months ended September 30, 2010. Total acquisition fees for the three and nine months ended September 30, 2010 was $9. There were no acquisition fees included in manager and advisory fees payable at September 30, 2010 or December 31, 2009. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. There were no reimbursed due diligence costs for the three and nine months ended September 30, 2010 and 2009. Beginning January 1, 2009, acquisition fees and due diligence costs for acquisitions were expensed as incurred. The Advisor does not receive a disposition fee for selling real estate investments.

On December 23, 2004, we entered into an expense limitation agreement (the “Expense Limitation Agreement”), which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or Share offering, printing costs, mailing costs, fees associated with our board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the three and nine months ended September 30, 2010 were limited to $404 and $1,263, respectively. Actual Fund level expenses for the nine months ended September 30, 2010 were $49 less than the amount allowed under the Expense Limitation Agreement. Therefore, no Fund level expenses are being carried forward to future periods. To the extent expenses cannot be allocated to the Fund in future years due to the expense limitation, these expenses will be borne by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2010, after which time we will be responsible for all expenses as incurred. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the Expense Limitation Agreement, such as expenses related to unsuccessful acquisitions and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 4 Research Park Drive and 36 Research Park Drive. For the three and nine months ended September 30, 2010, JLL was paid $42 and $128, respectively, for property management services performed. For the three and nine months ended September 30, 2009, JLL was paid $35 and $131, respectively, for property management services performed. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis. JLL was paid $16 and $110 for leasing services for the three and nine months ended September 30, 2010, respectively. JLL did not earn a fee for leasing services for the three and nine months ended September 30, 2009.

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), an affiliate of the Manager, is the placement agent for the Fund. The placement agent receives no compensation from us for its services, but may receive compensation in the form of a placement fee from the purchasing shareholders. MLPF&S is an indirect, wholly-owned subsidiary of Bank of America Corporation (“BAC”).

The Fund has mortgage notes payable to BAC, an affiliate of the Manager, collateralized by Monument IV at Worldgate and Station Nine Apartments. BANA was the lender on up to $7,143 of the Fund’s old line of credit, which expired in February 2010. Interest and fees paid to BAC and BANA related to the loans were $1,004 and $3,009, for the three and nine months ended September 30, 2010, respectively. Interest and fees paid to BAC and BANA related to the loans were $1,033 and $3,039, for the three and nine months ended September 30, 2009, respectively. Included in mortgage notes and other debt payable, is debt payable to BAC and BANA, at September 30, 2010 and December 31, 2009 of approximately $72,704 and $75,649, respectively.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

NOTE 9—COMMITMENTS AND CONTINGENCIES

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At September 30, 2010, we had approximately $903 deposited in this escrow, and we expect to fund approximately $154 during the remainder of 2010. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At September 30, 2010, our capital account escrow account balance was $323. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At September 30, 2010, our insurance and real estate tax escrow balance was $1,173. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

The mortgage loan collateralized by Metropolitan Park North required that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space currently occupied by Nordstrom, a major anchor tenant of the building. We satisfied this reserve requirement with a letter of credit which was posted on March 23, 2009. Since Nordstrom has determined they will not renew their lease at Metropolitan Park North, we were obligated to post an additional $2,800 reserve into the escrow on September 30, 2010. We did not post the $2,800 reserve and have received an extension to November 15, 2010 while we negotiate to amend the loan. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) the space has been re-leased to a new tenant(s).

The mortgage loan collateralized by Monument IV at Worldgate requires that, should Fannie Mae, the sole tenant at this property, not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from Fannie Mae at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the lease. We had not received Fannie Mae’s notice of intent to renew at September 1, 2010, and rental payments totaling $193 have been reserved. We expect to fund approximately $579 during the remainder of 2010. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either Fannie Mae has renewed its lease or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of September 30, 2010, our escrow account balance was $181 and we expect to fund approximately $56 during the remainder of 2010.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of September 30, 2010, we have not received an expansion notice from the tenant.

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

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our note receivable was approximately $762 higher than the aggregate carrying amount at December 31, 2009. We had no outstanding notes receivable at September 30, 2010. We have estimated the fair value of our mortgage notes and other debt payable

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable was approximately $28,984 and $85,067 lower than the aggregate carrying amounts at September 30, 2010 and December 31, 2009, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

NOTE 11—IMPAIRMENT

Impairment of Investments in Real Estate previously held for sale

In December 2009, we determined that five properties we designated as held for sale were impaired at the date the properties were classified as held for sale. These properties included 25850 S. Ridgeland, Georgia Door Sales Distribution Center, 105 Kendall Park Lane, Havertys Furniture and 4001 North Norfleet Road. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying values of these investments exceeded their fair value less cost to sell. At March 31, 2010, we reevaluated these assets for further impairment and determined that 25850 S. Ridgeland, Georgia Door Sales Distribution Center and 4001 North Norfleet Road were further impaired. As such, we recognized additional impairment charges of approximately $1,471. The impairment stemmed from continuing deterioration of real estate market fundamentals. Upon our reevaluation of 105 Kendall Park Lane and Havertys Furniture we determined that the fair values less costs to sell increased since our initial evaluation. As such, we recorded a recovery of previously recorded impairment of approximately $3,574. The additional impairment charges and the recovery of previously recorded impairment related to 25850 S. Ridgeland and Havertys Furniture are included within income from discontinued operations on the consolidated statements of operations and comprehensive loss.

On April 15, 2010, we removed Georgia Door Sales Distribution Center, 105 Kendall Park Lane and 4001 North Norfleet Road from held for sale and placed them into held for use status at their fair value on that date (which was less than reinstating these investments at cost less depreciation catchup). Upon recording the properties at the fair value on April 15, 2010, the Fund recorded a recovery of previously recorded provision for impairment of approximately $1,039.

Measurement of Fair Value

We were required to assess the value of our impaired assets in accordance with the guidance for long lived assets. The valuation of these assets is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization and discount rates. We review each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions included the capitalization rate used in the income capitalization valuation and projected property net operating income and net cash flows. Additionally, the valuation considered bid and ask prices for similar properties. We have determined that the significant inputs used to value the impaired assets fall within Level 3.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of September 30, 2010, were comprised of:

•	Monument IV at Worldgate,

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Marketplace at Northglenn,

•	the CHW Medical Office Portfolio,

•	Metropolitan Park North,

•	Stirling Slidell Shopping Centre,

•	4001 North Norfleet Road,

•	Station Nine Apartments,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	The District at Howell Mill,

•	Canyon Plaza,

•	Railway Street Corporate Centre,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	The Lodge of Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette, and

•	Campus Lodge Tampa.

As of September, 2009, our Consolidated Properties were also comprised of:

•	Hagemeyer Distribution Center,

•	Waipio Shopping Center,

•	9800 South Meridian,

•	18922 Forge Drive,

•	Havertys Furniture, and

•	25850 S. Ridgeland.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consist of Legacy Village and 111 Sutter Street as of September 30, 2010 and 2009. 9800 South Meridian and 18922 Forge Drive were included in the Fund’s Unconsolidated Properties from January 1, 2010 through September 30, 2010 as a result of the Fund’s adoption of the revised variable interest entity authoritative guidance on January 1, 2010. The properties were assigned to our operating partner on September 30, 2010 and are not included in our September 30, 2010 balance sheet. In our SEC filings prior to 2010, 9800 South Meridian and 18922 Forge Drive were included in the Fund’s Consolidated Properties. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

Property Sector Diversification

Consolidated Properties

Estimated Percent of Fair Value September 30, 2010
Office
Commercial Office	28%
Medical Office	19%
Retail	19%
Industrial	8%
Apartment	26%

Unconsolidated Properties

Estimated Percent of Fair Value September 30, 2010
Office
Commercial Office	45%
Medical Office	—
Retail	55%
Industrial	—
Apartment	—

Geographic Region Diversification

Consolidated Properties

Estimated Percent of Fair Value September 30, 2010
East	15%
West	43%
Midwest	12%
South	25%
International	5%

Unconsolidated Properties

Estimated Percent of Fair Value September 30, 2010
East	—
West	45%
Midwest	55%
South	—
International	—

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

Critical Accounting Policies

The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2009 Form 10-K.

Consolidated Properties

Consolidated Properties owned at September 30, 2010 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of September 30, 2010
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	100%
Georgia Door Sales Distribution Center (1)	Industrial	Austell, GA	February 10, 2005	100%	254,000	76%
105 Kendall Park Lane (1)	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%
Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	100%	439,000	90%
CHW Medical Office Portfolio	Office	CA and AZ	December 21, 2005	100%	755,000	85%
Metropolitan Park North	Office	Seattle, WA	March 28, 2006	100%	187,000	100%
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	71%
4001 North Norfleet Road (1)	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%
Station Nine Apartments (2)	Apartment	Durham, NC	April 16, 2007	100%	312,000	100%
4 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	60,000	100%
36 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	81,000	100%
The District at Howell Mill (3)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	99%
Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%
Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	137,000	100%
Cabana Beach San Marcos (2)(4)	Apartment	San Marcos, TX	November 21, 2007	78%	278,000	98%
Cabana Beach Gainesville (2)(4)	Apartment	Gainesville, FL	November 21, 2007	78%	545,000	94%
The Lodge of Athens (2)(4)	Apartment	Athens, GA	November 21, 2007	78%	229,000	89%
Campus Lodge Columbia (2)(4)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	100%
The Edge at Lafayette (2)(4)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	98%
Campus Lodge Tampa (2)(4)	Apartment	Tampa, FL	February 29, 2008	78%	431,000	99%

(1)	On December 15, 2009, this property was designated as held-for-sale and continued its held-for-sale status until the property was subsequently removed from held-for-sale and designated as held-for-use on April 15, 2010.
(2)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to leasing efforts before the school year.
(3)	We acquired an 87.85% ownership interest in the joint venture that owns a fee interest in this property.
(4)	We acquired a 78% ownership interest in the joint venture that owns a fee interest in this property.

Unconsolidated Properties

Unconsolidated Properties acquired since inception are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of September 30, 2010
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	94%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80%	286,000	81%

Results of Operations

General

Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in income of unconsolidated affiliates. We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties currently classified as continuing operations and owned by us for the three and nine months ended on September 30, 2010, which were also owned by us during the three and nine months ended on September 30, 2009 and included all of our Consolidated Properties as of September 30, 2010. Accordingly, with respect to the discussions of revenues below, the comparable real estate investments amounts are the same as the total real estate investment amounts.

Results of Operations for the three months ended September 30, 2010 and 2009:

Revenues

	Total Fund Real Estate Investments /Comparable Real Estate Investments
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	$ Change	% Change
Revenues:
Minimum rents	$19,018	$18,697	$321	1.7%
Tenant recoveries and other rental income	4,889	5,354	(465)	(8.7)%

Total revenues	$23,907	$24,051	$(144)	(0.6)%

Minimum rents increased by $321 between the three months ended September 30, 2010 and the same period in 2009. The increase was related to an increase in minimum rents at a number of our student housing properties of $462 due to improved occupancy and rental rates for the three months ending September 30, 2010 as compared to 2009. The increase is partially offset by a decrease of $136 at the CHW Medical Office Portfolio due to lower occupancy. Included in minimum rents, as a net increase, are above- and below-market lease amortization of $476 and $521 for the three months ended September 30, 2010 and 2009, respectively. Also included in minimum rents is straight-line rental income, which caused a decrease of $913 and an increase of $647 for the three months ended September 30, 2010 and 2009, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income decreased by $465 for the three months ended September 30, 2010 over the same period in 2009. The decrease was primarily due to decreases of $448 at the CHW Medical Office Portfolio due to lower occupancy and less recoverable real estate taxes and $150 at Monument IV at Worldgate due to lower recoverable real estate taxes. Partially offsetting these decreases was an increase of $131 at the Marketplace at Northglenn related to recoverable real estate taxes.

Operating Expenses

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	$ Change	% Change
Operating expenses:
Real estate taxes	$2,882	$3,181	$(299)	(9.4)%
Property operating	6,923	6,836	87	1.3%
Manager and advisor fees	671	1,428	(757)	(53.0)%
Fund level expenses	309	458	(149)	(32.5)%
Provision for doubtful accounts	239	362	(123)	(34.0)%
General and administrative	260	193	67	34.7%
Depreciation and amortization	7,327	8,067	(740)	(9.2)%

Total operating expenses	$18,611	$20,525	$(1,914)	(9.3)%

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

Our Fund level expenses in 2010 and 2009 were subject to the Expense Limitation Agreement with the Manager (See Note 8), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance, administration related costs and Share offerings. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of September 30, 2010 and December 31, 2009, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2010.

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

	Comparable Real Estate Investments
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	$ Change	% Change
Operating expenses:
Real estate taxes	$2,882	$3,181	$(299)	(9.4)%
Property operating	6,923	6,836	87	1.3%
Provision for doubtful accounts	239	362	(123)	(34.0)%
General and administrative	219	160	59	36.9%
Depreciation and amortization	7,327	8,067	(740)	(9.2)%

Total operating expenses	$17,590	$18,606	$(1,016)	(5.5)%

	Operating Expenses Reconciliation
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Total operating expenses:
Comparable real estate investments	$17,590	$18,606
Non-comparable real estate investments	41	33
Manager and advisor fees	671	1,428
Fund level expenses	309	458

Total operating expenses	$18,611	$20,525

Real estate tax expense at comparable real estate investments decreased by $299 for the three months ended September 30, 2010 compared to the same period of 2009 mainly due to decreases of $171 and $146 at the CHW Medical Office Portfolio and Monument IV at Worldgate, respectively, due to real estate tax reassessments. The decrease was partially offset by a $47 increase at Station Nine Apartments due to a real estate tax reassessment.

Property operating expenses at comparable real estate investments increased by $87 related to increased turn costs at Campus Lodge Columbia and The Edge at Lafayette of $61 and $39, respectively, for the three months ended September 30, 2010 as compared to the same period of 2009. The increase is also a result of a $39 increase at The District at Howell Mill due to general repairs and maintenance expenses incurred for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was partially offset by a decrease of $55 at Campus Lodge Tampa due to decreases in advertising, insurance and general repairs and maintenance.

The decrease in provision for doubtful accounts at comparable real estate investments is mainly related to decreases in uncollectible accounts at The District at Howell Mill, Campus Lodge Tampa and Campus Lodge Columbia of $72, $44 and $36, respectively, due to collection difficulties in 2009 that did not occur in 2010. This decrease is partially offset by an increase at the CHW Medical Office Portfolio of $119 related to tenant bankruptcies and tenant financial difficulties.

General and administrative expenses increased for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to increases in legal fees of $48 at Railway Street Corporate Centre and franchise taxes of $38 at Stirling Slidell Shopping Centre. The increase is partially offset by a decrease in business license expenses of $24 at The District at Howell Mill.

The decrease in depreciation and amortization expense at comparable real estate investments is primarily related to a decrease of $382 at the CHW Medical Office due to in-place lease assets becoming fully amortized during 2009 and early 2010. Additionally contributing to the decrease was Campus Lodge Tampa and The Lodge of Athens of $167 and $109, respectively, related to personal property becoming fully depreciated during 2009 and early 2010.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	$ Change	% Change
Other income and (expenses):
Interest income	$7	$1	$6	600.0%
Interest expense	(8,641)	(8,844)	203	2.3%
Equity in loss of unconsolidated affiliates	(826)	(164)	(662)	(403.7)%

Total other income and (expenses)	$(9,460)	$(9,007)	$(453)	(5.0)%

Interest income remained relatively flat for the three months ended September 30, 2010 as compared to 2009.

Interest expense decreased from 2009 to 2010 primarily due to lower principal balances on various loans that have amortized and the payoff of the loan on Georgia Door Sales Distribution Center in 2010. Interest expense includes the amortization of deferred finance fees of $178 and $175 for the three months ended September 30, 2010 and 2009, respectively. Also included in interest expense for the three months ended September 30, 2010 and 2009, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $54.

Equity in loss of unconsolidated affiliates increased by $662 to equity loss of $826 for the three months ended September 30, 2010 from equity loss of $164 for the three months ended September 30, 2009. The increase is primarily due to an increase of $376 in equity loss of 111 Sutter Street from equity loss of $147 for the three months ended September 30, 2009 to equity loss of $523 for the three months ended September 30, 2010. The increase in equity loss at 111 Sutter Street was a result of lower minimum rents for newly-signed leases and lower occupancy during the three months ended September 30, 2010. As a result of the adoption of guidance related to variable interest entities, 2010 is the initial period that 9800 South Meridian and 18922 Forge Drive were accounted for as unconsolidated affiliates. For the three months ending September 30, 2010, the Fund recorded an equity loss of $0 from 9800 South Meridian as we are not required to fund losses in the investment in excess of our initial investment and equity income of $13 from 18922 Forge Drive which represents our allocation of net income from property operations. At September 30, 2010, the Fund assigned its interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner after receiving a distribution of $1,000 from property cash reserves. The fund recorded a loss on the assignment of $428. The increase in equity loss was partially offset by a decrease in equity loss of $129 at Legacy Village from equity loss of $17 for the three months ended September 30, 2009 to equity income of $112 for the three months ended September 30, 2010. The increase was due to increased occupancy and real estate tax recoveries.

Discontinued Operations

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	$ Change	% Change
Discontinued Operations:
Loss from discontinued operations	$—	$(6,187)	$6,187	100.0%
Gain on sale of discontinued operations, net	—	1,632	(1,632)	(100.0)%

Total loss from discontinued operations	$—	$(4,555)	$4,555	100.0%

The decrease of loss from discontinued operations is primarily related to the lack of disposition activity in the three months ended September 30, 2010 as compared to the same period in 2009.

The decrease of gain on sale of discontinued operations is due to the gain on the sale of Waipio Shopping Center during the three months ended September 30, 2009.

Results of Operations for the nine months ended September 30, 2010 and 2009:

Revenues

	Total Fund Real Estate Investments /Comparable Real Estate Investments
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	$ Change	% Change
Revenues:
Minimum rents	$57,603	$57,224	$379	0.7%
Tenant recoveries and other rental income	14,120	15,349	(1,229)	(8.0)%

Total revenues	$71,723	$72,573	$(850)	(1.2)%

Minimum rents increased by $379 between the nine months ended September 30, 2010 and the same period in 2009. The increase is primarily due to increases at Cabana Beach Gainesville of approximately $913 due to an increase in occupancy and Railway Street Corporate Center of $237 related to favorable foreign exchange rates during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Partially offsetting the increases were decreases in minimum rents at the CHW Medical Office Portfolio and the Marketplace at Northglenn of approximately $418 and $298, respectively, due to decreases in occupancy and lower minimum rents for newly-signed leases during the nine months ended September 30, 2010 as compared to the same period in 2009. Included in minimum rents, as a net decrease, are above- and below-market lease amortization of $1,429 and $1,566 for the nine months ended September 30, 2010 and 2009, respectively. Also included in minimum rents is straight-line rental income, which caused a $992 decrease and a $735 increase for the nine months ended September 30, 2010 and 2009, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income decreased by $1,229 for the nine months ended September 30, 2010 over the same period in 2009. The decrease was primarily due to decreases at the CHW Medical Office Portfolio and the Marketplace at Northglenn of approximately $904 and $112, respectively, due to decreases in occupancy and recoverable real estate taxes during the nine months ending September 30, 2010 as compared to the same period in 2009. Tenant recoveries and other rental income were further reduced by a $142 decrease in real estate tax recoveries at Monument IV at Worldgate and a $72 decrease in tenant late fees at Campus Lodge Tampa. These decreases were partially offset by an increase of $101 at The District at Howell Mill related to an increase in utility revenue for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Operating Expenses

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	$ Change	% Change
Operating expenses:
Real estate taxes	$8,144	$9,133	$(989)	(10.8)%
Property operating	18,200	18,358	(158)	(0.9)%
Manager and advisor fees	2,522	5,008	(2,486)	(49.6)%
Fund level expenses	1,322	1,667	(345)	(20.7)%
Provision for doubtful accounts	649	529	120	22.7%
General and administrative	749	1,182	(433)	(36.6)%
Net recovery of provision for impairment of real estate	(1,580)	—	(1,580)	—
Loss on extinguishment of debt	73	—	73	—
Depreciation and amortization	21,847	24,336	(2,489)	(10.2)%

Total operating expenses	$51,926	$60,213	$(8,287)	(13.8)%

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. The decrease in real estate taxes is mainly related to lowered property value assessments.

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

Our Fund level expenses in 2010 and 2009 were subject to the Expense Limitation Agreement with the Manager (See Note 8), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance, administration related costs and Share offerings. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of September 30, 2010 and December 31, 2009, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement is scheduled to expire on December 31, 2010.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Increases in provision for doubtful accounts from 2009 to 2010 relate mainly to tenant bankruptcies and financial difficulties at some of our multi-tenant retail, office and apartment properties.

General and administrative expenses relate mainly to property expenses unrelated to property operations. The decrease in general and administrative expenses from 2009 to 2010 is mainly related to expensing preacquisition costs due to the adoption of the authoritative guidance regarding acquisition costs as well as bank fees, franchise taxes and various property level legal services that occurred in 2009.

Net recovery of provision for impairment of real estate relate to the change in fair value of properties previously classified as held for sale which have now been placed in held for use.

Loss on extinguishment of debt relates to any prepayment penalty as well as the write-off of unamortized financing fees on mortgage loans and other debt payables that were extinguished prior to their maturity date.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	$ Change	% Change
Operating expenses:
Real estate taxes	$8,144	$9,133	$(989)	(10.8)%
Property operating	18,200	18,358	(158)	(0.9)%
Provision for doubtful accounts	649	529	120	22.7%
General and administrative	749	1,092	(343)	(31.4)%
Net recovery of provision for impairment of real estate	(1,580)	—	(1,580)	—
Loss on extinguishment of debt	73	—	73	—
Depreciation and amortization	21,847	24,336	(2,489)	(10.2)%

Total operating expenses	$48,082	$53,448	$(5,366)	(10.0)%

	Operating Expenses Reconciliation
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Total operating expenses:
Comparable real estate investments	$48,082	$53,448
Non-comparable real estate investments	—	90
Manager and advisor fees	2,522	5,008
Fund level expenses	1,322	1,667

Total operating expenses	$51,926	$60,213

Real estate tax expenses at comparable real estate investments decreased by $989 for the nine months ended September 30, 2010 compared to the same period of 2009 mainly due to decreases of $593 at the CHW Medical Office Portfolio, $292 at the Marketplace at Northglenn and $135 at Monument IV at Worldgate as a result of the properties being reassessed.

Property operating expenses at comparable real estate investments decreased by $158 related to decreases at the CHW Medical Office Portfolio of $450 mainly due to decreases in payroll costs for the property management company and fewer repairs and maintenance projects during the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. The decrease also stems from a decrease at Cabana Beach San Marcos of $95 related to lower water usage. The decreases were partially offset by an increase of $277 in utilities and other operating costs at Cabana Beach Gainesville due to an increase in occupancy and $78 at The District at Howell Mill related to an increase in repairs and maintenance projects.

The increase in provision for doubtful accounts at comparable real estate investments is mainly related to an increase in uncollectible accounts at the CHW Medical Office Portfolio of $394 due to collection difficulties for expense recoveries and tenant bankruptcies that occurred during the nine months ended September 30, 2010 that did not occur in the same period of 2009. This increase was partially offset by decreases of $82 and $79 at The District at Howell Mill and Campus Lodge Tampa due to less bad debt expenses for the nine months ended September 30, 2010 as compared to the same period of 2009. The decrease is also a result of a $53 collection of a prior year reserve at Stirling Slidell Shopping Centre.

General and administrative expenses at our comparable real estate investments decreased by $355 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to the expensing of $339 of pre-acquisition legal services related to the 2009 adoption of the authoritative guidance regarding acquisition costs, as well as a decrease of $90 at the CHW Medical Office Portfolio for various legal services and franchise taxes. The decreases were partially offset by increases of $51 and $24 at Railway Street Corporate Centre and The District at Howell Mill, respectively, due to property level legal services.

Net recovery of provision for impairment of real estate decreased by $1,580 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to recovery of previously recorded impairment at 4001 North Norfleet Road, 105 Kendall Park Lane, and Georgia Door Sales Distribution Center. Impairment was recovered when these previously-classified held-for-sale assets were returned to held-for-use status during the nine months ended September 30, 2010.

Loss on extinguishment of debt increased by a $73 due to the debt payoff at Georgia Door Sales Distribution Center during the nine months ended September 30, 2010.

The decrease in depreciation and amortization expense at comparable real estate investments for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily relates to decreases of $1,333, $369 and $325 at the CHW Medical Office Portfolio, Campus Lodge Tampa and The Lodge of Athens, respectively, due to in-place lease assets and personal property becoming fully amortized during 2009. Additionally, 4001 North Norfleet Road, 105 Kendall Park Lane, and Georgia Door Sales Distribution Center, had decreases of $188, $84, and $62, respectively, primarily related to decreased amortization of these assets which were written down to fair value in 2009.

Other Income and Expenses

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	$ Change	% Change
Other income and (expenses):
Interest income	$10	$83	$(73)	(88.0)%
Interest expense	(26,168)	(26,084)	(84)	(0.3)%
Equity in loss of unconsolidated affiliates	(1,416)	(5,430)	4,014	(73.9)%

Total other income and (expenses)	$(27,574)	$(31,431)	$3,857	12.3%

Interest income decreased for the nine months ended September 30, 2010 over 2009 as a result of significantly lower interest rates in 2010 and the expiration of the Marketplace at Northglenn Enhanced Sales Tax Incentive Program.

Interest expense increased from 2009 to 2010 due to higher interest expense of $190 related to the Fund’s term loan and $130 due to unfavorable exchange rates at Railway Street Corporate Centre for the nine months ended September 30, 2010 over the same period in 2009. The increases were partially offset by lower principal balances on various loans that have amortized and the loan payoff of the Georgia Door Sales Distribution Center. Interest expense includes the amortization of deferred finance fees of $523 and $527 for the nine months ended September 30, 2010 and 2009, respectively. Also included in interest expense for the nine months ended September 30, 2010 and 2009, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $161.

Equity in loss of unconsolidated affiliates decreased by $4,014 to equity loss of $1,416 for the nine months ended September 30, 2010 from equity loss of $5,430 for the nine months ended September 30, 2009 due primarily to an impairment charge of $4,857 taken on our investment in Legacy Village in June 2009. The remaining change is primarily due to an increase of $821 in equity loss at 111 Sutter Street from equity loss of $406 for the nine months ended September 30, 2009 to equity loss of $1,227 for the nine months ended September 30, 2010. The increase in equity loss at 111 Sutter Street was a result of lower minimum rents for newly-signed leases and lower occupancy during the nine months ended September 30, 2010. As a result of the adoption of guidance related to variable interest entities, 2010 is the initial period that 9800 South Meridian and 18922 Forge Drive were accounted for as unconsolidated affiliates. For the nine months ending September 30, 2010, the Fund recorded an equity loss of $0 from 9800 South Meridian as we are not required to fund losses in the investment in excess of our initial investment and equity income of $231 from 18922 Forge Drive which represents our allocation of net income from property operations. At September 30, 2010, the Fund assigned its interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner after receiving a distribution of $1,000 from property cash reserves. The Fund recorded a loss on the assignment of $428. The increase in equity loss was partially offset by a decrease in equity loss of $175 at Legacy Village from equity loss of $167 for the nine months ended September 30, 2009 to equity income of $8 for the nine months ended September 30, 2010. The decrease was due to increased occupancy and real estate tax recoveries.

Discontinued Operations

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	$ Change	% Change
Discontinued Operations:
Income (loss) from discontinued operations	$1,511	$(5,597)	$7,108	127.0%
Gain on sale of discontinued operations, net	822	2,543	(1,721)	(67.7)%

Total income (loss) from discontinued operations	$2,333	$(3,054)	$5,387	176.4%

The increase of income from discontinued operations is primarily related to a net $1,562 recovery of previously-recorded impairment taken on properties classified as held for sale as of March 31, 2010. The authoritative guidance states that impairment charges for previously-impaired assets classified as held for sale may be recovered at subsequent measurement dates, not to be written above carrying cost. At March 31, 2010, it was determined that two assets had recovered impairment charges recognized at December 31, 2009. In addition, 9800 South Meridian recognized an impairment charge of $5,604 for the nine months ended September, 30 2009.

The decrease of $1,721 in the gain on sale of discontinued operations is related to the sale of Havertys and 25850 S. Ridgeland during the nine months ended September 30, 2010 compared to the gain on sale of Hagemeyer Distribution Center and Waipio Shopping Center in 2009.

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

The Current Share Price of the Common Stock is $49.60 as of September 30, 2010.

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

Longer-term liquidity and capital needs such as:

•     Acquisitions of new real estate

•     Expansion of existing properties

•     Tenant improvements and leasing commissions

•     Debt repayment requirements, including both principal and interest

•     Repurchases of our Common Stock

The sources and uses of cash for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	$ Change
Net cash provided by operating activities	$15,391	$15,976	$(585)
Net cash provided by investing activities	41,596	36,803	4,793
Net cash used in financing activities	(61,420)	(26,118)	(35,302)

Our net cash flows provided by operating activities were impacted by a decrease in net loss attributable to the Fund of $15,829 primarily due to decreases in Manager and Advisor fees of $2,486, depreciation and amortization expense of $2,489 and equity in loss of unconsolidated affiliates of $4,014. Our working capital, which consists of cash, tenant accounts receivable and prepaid and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2009 and September 30, 2010 by the following items:

•

a decrease in accounts receivable of $1,103 due to collections as well as additional reserves in addition to an increase in accrued real estate taxes of $779 due to the timing of payments offset by a decrease in accounts payable and accrued expenses of $691 mainly due to the timing of payments and

•	9800 South Meridian and 18922 Forge Drive no longer being consolidated as of January 1, 2010.

Cash provided by investing activities increased as a result of sales proceeds received from Havertys Furniture and 25850 S. Ridgeland of $53,382 as compared to sales of Waipio Shopping Center and Hagemeyer Distribution Center of $40,319 offset by an increase in loan escrow funding for the nine months ended September 30, 2010 of $4,866 and a decrease in distributions received from unconsolidated affiliates of $2,515. Cash used in financing activities increased for the nine months ended September 30, 2010 over the same period in 2009 primarily as a result of (i) an increase in payments on mortgage notes and other debt payable of $20,037, (ii) an increase in net payments on the line of credit/term loan of $16,150, and (iii) a decrease in Share issuances of $5,991 offset by a decrease in distributions to shareholders of $7,217.

Financing

We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We attempted to limit overall portfolio leverage to 65% at the time we made our investments (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of all our real estate investments). Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Based upon the valuation declines in our portfolio, we estimate our current loan-to-value to be approximately 83%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at September 30, 2010 and December 31, 2009 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	September 30, 2010		December 31, 2009
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$595,772	5.58%	$666,728	5.59%
Variable	8,850	4.75%	31,111	2.06%

Total	$604,622	5.57%	$697,839	5.43%

Unconsolidated Debt

	September 30, 2010		December 31, 2009
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$87,615	5.60%	$88,688	5.60%

Total	$87,615	5.60%	$88,688	5.60%

We have placed mostly fixed-rate financing with maturities through 2027. At September 30, 2010, our term loan with PNC Bank, National Association had a floating rate which bears interest at LIBOR plus 3.75%, with a LIBOR base of 1.00% (4.75% at September 30, 2010). At December 31, 2009, we had one floating rate loan at LIBOR plus 160 basis points (1.83% at December 31, 2009) and a borrowing on our line of credit at 2.24%.

Line of Credit / Term Loan

On February 19, 2010, we replaced our existing line of credit with a $17,000 term loan with a $6,000 letter of credit sub-limit provided by PNC Bank, National Association. The term loan bears interest at LIBOR plus 3.75%, with a LIBOR floor of 1.00%. The term loan requires quarterly principal amortization of $2,125 and can be prepaid without penalty. The term loan matures on February 19, 2012. We had $8,850 borrowed at 4.75% at September 30, 2010. As of September 30, 2010, we were in compliance with the terms of our term loan.

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

Recent Events and Outlook

Given the uncertain economic climate and extraordinary conditions in the commercial real estate industry, management has made it a priority to implement a cash conservation strategy designed to strengthen our balance sheet and protect the value of the Fund’s assets. Through the establishment of cash reserves, management aims to equip the Fund with sufficient resources to address the portfolio’s fluctuating working capital needs, future capital expenditures, existing loan amortizations, and nearer-term debt maturities until market conditions stabilize. Several actions have been taken toward this objective including reductions in discretionary expenditures, the suspension of dividend payments and the suspension of the redemption of Shares through tender offers, and selected property sales. The combination of suspending dividends and Share redemptions, coupled with the proceeds generated from property sales, has strengthened the Fund’s balance sheet and moved the Fund into an improved cash position: at September 30, 2010, the Fund had accumulated a cash balance of approximately $30,400 and restructured its line of credit into a term loan with a current balance of $8,850, which now expires in February 2012.

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

While we historically provided limited liquidity to our stockholders by conducting tender offers, we did not and do not guarantee that sufficient cash will be available at any particular time to fund repurchases of our Shares. In this regard, we did not conduct a tender offer during the year ended December 31, 2009 and the nine months ended September 30, 2010, and, in order to preserve cash in light of the current market environment, we do not intend to repurchase Shares for the immediate future. The timing of future tender offers, if any, will be at the discretion of our board of directors, based on, among other things, the Fund’s need for liquidity.

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

The Fund has analyzed its options to access additional capital to assist it in reducing leverage, restoring dividends and/or providing an effective liquidity mechanism to investors. However, under current market conditions, management believes it will be difficult to raise capital on terms that are beneficial to existing stockholders.

On February 19, 2010, the Fund obtained a new two year $17,000 amortizing term loan to replace the expiring working capital line of credit. The term loan allows the Fund to retain cash reserves that will be used to fund a portion of our capital expenditures, mortgage principal amortization and other working capital requirements. The current balance on the term loan is $8,850.

On March 12, 2010, the Manager proposed and our board of directors approved a reduction in the annual fixed fee paid to the Manager from 0.75% of NAV to 0.10% of NAV, which will result in a reduction of the total annual fixed fee paid by us to the Advisor and Manager from 1.5% of NAV to 0.85% of NAV. In addition, the Manager will forgo its participation in the variable fee and the aggregate annual variable fee will be reduced by that amount. The fee reductions were retroactive to January 1, 2010 and are for an indefinite period. The Manager, with the prior approval of our board of directors, may discontinue either waiver at any time. Otherwise, the Management Agreement continues in effect in all material respects.

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

On September 30, 2010, we assigned our 90% ownership interests in 9800 South Meridian to our local operating partner. This suburban-Denver, Colorado office building suffered from significant vacancy and the Advisor’s outlook for this property and the local market had grown increasingly negative. Further, this property’s loan is scheduled to mature in January 2011 and the lender was unwilling to offer an extension. Rather than invest significant additional capital to refinance and re-tenant this property, we assigned our interests in exchange for a full release from future funding obligations. The Fund did not recognize a loss on this assignment.

On September 30, 2010, we assigned our 90% ownership interests in 18922 Forge Drive to our local operating partner. This Cupertino, California office building was 100% vacant and the Advisor’s outlook for this property and the local market had grown increasingly negative. Rather than invest significant additional capital to re-tenant this property, we assigned our interests in exchange for a distribution of $1,000 from property-level cash reserves and a full release from future funding obligations. The Fund recorded a loss on the assignment of $428.

For both 9800 South Meridian and 18922 Forge Drive, the Advisor determined that they had lost significant value due to the economic downturn and that they could not be refinanced on reasonable terms when their debt matured over the next two years.

Contractual Cash Obligations and Commitments

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At September 30, 2010, we had approximately $903 deposited in this escrow, and we expect to fund approximately $154 during the remainder of 2010. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At September 30, 2010, our capital account escrow account balance was $323. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At September 30, 2010, our insurance and real estate tax escrow balance was $1,173. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

The mortgage loan collateralized by Metropolitan Park North required that on or before April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space currently occupied by Nordstrom, a major anchor tenant of the building. We satisfied this reserve requirement with a letter of credit which was posted on March 23, 2009. Since Nordstrom has determined they will not renew their lease at Metropolitan Park North, we were obligated to post an additional $2,800 reserve into the escrow on September 30, 2010. We did not post the $2,800 reserve and have received an extension to November 15, 2010 while we negotiate to amend the loan. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) the space has been re-leased to a new tenant(s).

The mortgage loan collateralized by Monument IV at Worldgate requires that, should Fannie Mae, the sole tenant at this property, not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from Fannie Mae at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the lease. We had not received Fannie Mae’s notice of intent to renew at September 1, 2010, and rental payments totaling $193 have been reserved. We expect to fund approximately $579 during the remainder of 2010. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either Fannie Mae has renewed its lease or the space has been re-leased to a new tenant(s).

The debt associated with five of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of September 30, 2010, our escrow account balance was $181 and we expect to fund approximately $56 during the remainder of 2010.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of September 30, 2010, we have not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as collateral for mortgage debt on properties we own. At September 30, 2010 and December 31, 2009, we had approximately $5,580 in outstanding letters of credit which were not recognized on our consolidated balance sheets. We have no other off balance sheet arrangements.

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

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for acquisitions or refinancing of existing debt. As of September 30, 2010, we had consolidated debt of $604,622, which included $8,850 of variable-rate debt. Including the $1,483 net discount on the assumption of debt, we had consolidated debt of $603,139 at September 30, 2010. None of the variable-rate debt was subject to interest rate cap agreements. A 25 basis point movement in the interest rate on the $8,850 of variable-rate debt would have resulted in an approximately $22 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

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

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2010, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $28,984 lower than the carrying value of $603,139. If treasury rates were 25 basis points higher at September 30, 2010, the fair value of our mortgage notes payable and other debt payable would have been approximately $34,421 lower than their the carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the nine months ended September 30, 2010, we recognized a foreign currency translation gain of $187. At September 30, 2010, a 10% unfavorable exchange rate movement would have resulted in a foreign currency translation loss of approximately $850.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2010, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The most significant risk factors applicable to the Fund are described in Item 1A of our 2009 Form 10-K. There are no material changes to those previously-disclosed risk factors.

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: November 4, 2010	By:	/s/ JAMES D. BOWDEN
James D. Bowden
President and Chief Executive Officer

Date: November 4, 2010	By:	/s/ STEVEN SUSS
Steven Suss
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).