Form 10-K
period 2010-12-31
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2011-03-03
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the 4,135,635 shares of common stock held by non-affiliates of the Registrant was $215,747,081 based upon the last appraised value of $52.17 per share.

As of March 3, 2011, there were 4,135,635 shares of Common Stock outstanding.

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

The Fund is a Maryland corporation and was incorporated on May 28, 2004. The Fund was created to provide accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 100,000,000 of our Class A common stock, $0.01 par value per share (our “Common Stock” or “Shares”). Please note that while we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company” as that term is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”), and will not be registered under the Investment Company Act.

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

The Manager has retained The Townsend Group, at the expense of the Manager, to assist the Manager in reviewing the investment activities of the Advisor and the investment performance of the Fund’s assets and monitoring compliance with the Fund’s investment guidelines. The Townsend Group is a consulting firm whose exclusive focus is the asset class of real estate. Founded in 1983, and with offices in Cleveland, Denver, San Francisco, London and Hong Kong, The Townsend Group is a provider of real estate consulting services to institutional investors in the United States.

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of December 31, 2010, we wholly or majority owned and controlled 34 consolidated properties. As of December 31, 2010, we owned interests in two unconsolidated properties. For a description of our properties, see “Item 2. Properties.”

INVESTMENT STRATEGY

Our investment objective is to seek to generate attractive long-term risk-adjusted total returns. When we have available capital to invest, we intend to pursue our investment objective by investing in real estate and real estate related assets directly or through subsidiaries (as described below), including joint venture arrangements with third parties. We have acquired and manage a portfolio of real estate investments that is diversified by property sector and geographic market. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the cities considered for investment. When consistent with our investment objective, we will also seek to maximize the tax efficiency of our investments through tax-free exchanges and other tax planning strategies. Our investment strategy may be changed from time to time by our board of directors. Given the uncertain economic climate and extraordinary conditions in the commercial real estate industry, management has made it a priority to implement a cash conservation strategy designed to strengthen our balance sheet and protect the value of the Fund’s assets. In this regard, we are not currently pursuing property acquisitions and also have engaged in selective property dispositions. We may make further selective property dispositions. For more information regarding our cash conservation strategy, please see “Liquidity and Capital Resources—Recent Events and Outlook” in Item 7 below.

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

As our portfolio of properties has been relatively static over the last two years (except for selected dispositions) and in response to the broader financial crisis and recessionary environment, we have prioritized the use of cash generated from operations and dispositions to strengthen our balance sheet. This strengthening has occurred as we have significantly reduced our borrowings on our line of credit, we renewed and extended the term and relaxed the covenants on the credit facility, and we have substantially increased our liquidity through accumulating cash reserves that may be necessary for the management of our properties. In 2010, we converted this line of credit into a term loan and fully repaid that loan in the fourth quarter.

We will continue to monitor the broader economic slowdown and, as best we can, mitigate the impacts of weakening property fundamentals on our portfolio. Our challenge for the coming year (and foreseeable future) will be to balance the objectives of further growing our cash reserves and retiring the debt (thereby reducing risk in our portfolio) with our desire to distribute free cash flow generated from our property investments to pay dividends to stockholders or to repurchase shares through tender offers. Our strategic bias towards longer dated leases, higher credit tenants and fixed rate financing as we grew our portfolio was at the time considered conservative by most objective criteria. However, the duration and magnitude of the recent recession has exceeded expectations and historical precedents causing even the most conservative and defensive investment strategies to under perform. As liquidity (both debt and equity) dried up for commercial real estate and as valuations and operating fundamentals declined, we were responsive to these changes in market conditions and adopted a more defensive posture in the management of our balance sheet. In this regard, after 17 consecutive quarters of paying a dividend, we have not paid dividends since May 2009 and did not conduct a tender offer during 2009 or 2010.

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

GEOGRAPHIC CONCENTRATION

The following sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2010, 2009 and 2008:

State	Percentage of Consolidated Revenues
2010
California	17%
Florida	13%
Georgia	12%
Missouri	10%

2009
California	19%
Georgia	13%
Florida	10%

2008
California	17%
Georgia	14%
Florida	11%
Colorado	10%

FOREIGN OPERATIONS

We currently own one property outside the United States, a multi-tenant office building located in Calgary, Canada. We are subject to currency risk and general Canadian economy risks associated with this investment. Canada accounted for 4% of our consolidated revenues for each of the years ended December 31, 2010, 2009 and 2008.

DEPENDENCE ON SIGNIFICANT TENANTS

No tenant accounted for more than 10% of our consolidated revenues during 2010, 2009 or 2008.

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

AVAILABLE INFORMATION

We are subject to the information requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, like the Fund, that file electronically. We currently do not have an Internet website. However we provide electronic or paper copies of our SEC filings free of charge upon request. If you would like us to send you an electronic or paper copy of our SEC filings, please contact Peggy Lynn, 225 High Ridge Road, Stamford, CT 06905-3039, or call (203) 352-4497.

INSURANCE

Although we believe our investments are currently adequately covered by insurance consistent with the level of coverage that is standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT

James D. Bowden, age 57, has been Chief Executive Officer of the Fund since June 2008. Mr. Bowden has been in the financial industry for over 30 years and has specialized in private equity for the last eighteen. He joined the Manager in 1998 to form the private equity group and to manage BAC’s private equity fund of funds business. In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class. He has led private placement capital raising activities, directed investment origination and has ongoing management and administration responsibilities for the business. He is a frequent speaker before private equity industry groups and asset management organizations concerning issues associated with investing in private equity, and is a member of the Advisory Board of Private Equity Center of the American Graduate School of International Management. Mr. Bowden’s career covers a variety of private equity, commercial banking and management consulting positions. From 1993 to 1998, he served as the manager of the Chicago office of Corporate Credit Examination Services for Continental Bank, where he had responsibility for the independent oversight of the Private Equity Investing and Midwest Commercial Banking Division. He continued in that capacity after Continental Bank merged with BAC, until he joined the Manager. From 1988 to 1993, Mr. Bowden was a Managing Consultant in the Financial Advisory Services practice of Coopers & Lybrand, specializing in corporate turnarounds. His career focused on commercial lending and problem loan workouts prior to joining Coopers & Lybrand, with work at Continental Bank from 1985 to 1988, Citicorp from 1980 to 1985 and American National Bank of Chicago from 1977 to 1980. He received his MBA and BBA degrees from the University of Michigan in 1977 and 1975, respectively. Mr. Bowden is a Certified Public Accountant.

Steven L. Suss, age 50, has been an officer of the Fund since April 2007. Mr. Suss is the Fund’s Chief Financial Officer and the Chief Financial Officer of the Global Wealth and Investment Management Alternative Investment Solutions group (“GWIM”) and is responsible for managing the financial reporting and operational affairs of the investment vehicles within the group. Mr. Suss joined BAC in July 2007 via BAC’s acquisition of

U.S. Trust, which he joined in April 2007. At U.S. Trust, Mr. Suss was the Chief Financial Officer of the Alternative Investments Division. Prior to joining U.S. Trust, Mr. Suss served as the Chief Financial Officer and Chief Compliance Officer of Heirloom Capital Management, L.P. (“Heirloom”), an SEC-registered investment adviser focused on investing in small to medium capitalized consumer, healthcare and technology companies, from May 2002 until September 2006. Mr. Suss was responsible for, among other things, all accounting and tax functions for all legal entities and managed accounts affiliated with Heirloom and investor communications. From September 1997 until January 2002, Mr. Suss served as the Chief Financial Officer and Vice President of Westway Capital LLC, an organization dedicated to achieving high performance returns by investing in technology and technology-related companies. Mr. Suss received a B.B.A. from the University of Texas at Austin.

INVESTMENT COMMITTEE OF THE ADVISOR

All of the Advisor’s major investment decisions on our behalf require the approval of its North American Private Equity Investment Committee, which is comprised of the following:

Peter H. Schaff has been a Director of the Fund since May 2004. Mr. Schaff was designated as a Director by the Advisor. Mr. Schaff is the Regional Chief Executive Officer of LaSalle’s North America Private Equity business. In this capacity, he is responsible for overseeing LaSalle’s private equity activities in the United States, Canada and Mexico. Mr. Schaff also serves on LaSalle’s Global Management Committee and LaSalle’s North American Private Equity Investment and Allocation Committees. Since joining LaSalle in 1984, he has had extensive experience in all aspects of institutional real estate investment management including acquisitions, joint ventures, financings, redevelopments and dispositions. Prior to joining LaSalle, Mr. Schaff was a Banking Officer of Continental Illinois National Bank, working on private debt placements, interest rate swaps and related financial products. Mr. Schaff holds an MBA from the University of Chicago Graduate School of Business and an undergraduate degree from Stanford University.

Wade W. Judge is the Chief Investment Officer of LaSalle’s North American Private Equity business and Chairman of LaSalle’s North American Investment Committee. He also serves as the Fund President for the firm’s U.S. open-end fund, LaSalle Property Fund, and as Senior Account Executive for some of LaSalle’s major separate account clients. Prior to assuming these responsibilities, Mr. Judge was responsible for directing the Acquisitions Group’s office, industrial, retail and residential investments throughout the United States for approximately 10 years. Prior to joining LaSalle in 1992, Mr. Judge worked for the Chairman of Jones Lang LaSalle and later managed the firm’s Development group. Before joining Jones Lang LaSalle in 1975, he was a loan officer with Brown Brothers Harriman & Co. in New York City. Mr. Judge earned an MBA from Stanford University and a BA from Dartmouth College.

Jack Chandler is the Chief Executive Officer of the Advisor’s Asia Pacific business, and has overall management responsibility for LaSalle’s Asia Pacific business which includes organization development, strategic planning, new product development and oversight of the overall investment process and results. In addition, he serves as Chairman of LaSalle’s Asia Pacific Investment Committee and is on LaSalle’s Global Management and North American Investment Committees, as well as Jones Lang LaSalle’s Co-Investment Committee. Mr. Chandler joined the firm in 1986 and has been the Chief Executive Officer of Asia Pacific since 2000. Prior this role, Mr. Chandler served as Managing Director for the firm’s direct investment activities in the U.S. He is a founding Member of the Asian Real Estate Association and is also a member of the Urban Land Institute and Pension Real Estate Association. He earned a BS in Industrial Engineering (Summa Cum Laude) from the University of Massachusetts and an MBA from the Harvard Graduate School of Business.

James Hutchinson is the President of LaSalle’s Income & Growth series of funds in the U.S. These funds seek value added returns for investors by assembling portfolios of properties that can be improved and sold to core property investors at higher prices. In this position Mr. Hutchinson is responsible for relationships with investors, portfolio design, and selection of acquisitions for the fund and financing of fund properties. He has significant experience with all types of property acquisitions, including opportunistic, value added and core, in all major property types in the U.S. Mr. Hutchinson has worked with both domestic and international investors including closed- and open-ended funds, international insurance companies, opportunity funds and domestic separate account investors. For the first fifteen years after joining LaSalle in 1985, he was an Acquisitions Officer in LaSalle’s Acquisitions Group. Prior to joining LaSalle, Mr. Hutchinson was a Senior Manager at Deloitte & Touche in the Audit department. Mr. Hutchinson earned an MBA from Indiana University and a BA from Brown University.

William J. Maher is Director of North American Research & Strategy for LaSalle. He is responsible for developing real estate investment strategy for our North American business and he oversees a team that provides market analysis for existing and potential new investments. In addition to leading research efforts throughout North America, he works with clients to develop custom real estate investment and portfolio strategies. Mr. Maher is a principal author of LaSalle’s Investment Strategy Annual and numerous white papers and reports. Mr. Maher is a member of LaSalle’s North American Investment Committee and Management Board, and is a member of LaSalle’s Global Sustainability Task Force. Prior to joining LaSalle, Mr. Maher was a partner with Ernst & Young and director of the Real Estate Consulting Group’s Washington, D.C. office. He managed the Group’s efforts in the fields of strategic planning, market and financial feasibility assessment, portfolio due diligence and corporate real estate. Before that, Mr. Maher was Executive Vice President of Halcyon Ltd., a real estate consulting and services firm. He holds or has held leadership positions with the Urban Land Institute, International Council of Shopping Centers, Real Estate Research Institute and the Real Estate Roundtable. Mr. Maher earned an MS in Urban Planning, with distinction, from Harvard University’s Kennedy School of Government, and a BA in Economics from Williams College.

Non-Voting, Ex Officio Members

The following employees of the Advisor are non-voting, ex officio members of its North American Private Equity Investment Committee:

Jeff Jacobson is Chief Executive Officer of LaSalle. In this role since January 2007, he is responsible for a 700-person team managing over $44 billion of investments in both private and public real estate across all major markets within Europe, North America and Asia Pacific. He is a member of Jones Lang LaSalle’s Global Executive Committee, a member of the Jones Lang LaSalle Co-Investment Capital Allocation Committee and sits on various LaSalle Investment Committees. Mr. Jacobson has more than 20 years of property investment and transactions experience. From 1986 until 1997, he worked in Jones Lang LaSalle’s Capital Markets Group, where he completed property acquisitions, sales, financings and restructuring assignments. Prior to returning to LaSalle in 2000, Mr. Jacobson was a Managing Director of Security Capital Group Incorporated working on the establishment of a Luxembourg-listed REIT and leading the investment team that acquired the largest self storage company in Australia. In 2000, he returned to the Jones Lang LaSalle organization when he was appointed Regional Chief Executive Officer of LaSalle’s European operations with responsibility for all aspects of the European business. In this capacity he serviced the firm’s European investment management clients, chaired the European Investment Committee and implemented growth initiatives. Mr. Jacobson earned an MA and a BA in Economics from Stanford University.

Jacques Gordon is International Director of Research and Investment Strategy for LaSalle and has served in this role since 1994. He serves on the Management Committee of the firm and the Investment Committees for Asia and North America and directs the 20+ person Investment Research & Strategy group, which analyzes capital markets, regional economies and property markets in 150 metropolitan areas and thirty countries. Dr. Gordon is managing editor and a primary author of LaSalle’s Investment Strategy Annual. He also chairs the Global Research Board of Jones Lang LaSalle, which guides the efforts of nearly 300 market analysts around the world. He also serves as the chief strategist for several of LaSalle’s clients. He currently serves on the Board of the International Real Estate Society and the Editorial Boards of three journals. In 2000, Jacques received the “Graaskamp Award” from the Pension Real Estate Association (PREA) for his contribution to institutional investment research and strategy. Dr. Gordon earned a PhD from the Massachusetts Institute of Technology, an MSc from the London School of Economics and a Bachelor’s degree from the University of Pennsylvania.

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

For the year ended December 31, 2010, student-oriented apartment communities comprised approximately 31% of our revenues. The results of operations from our student-oriented apartment communities are subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies and other risks inherent in the student housing industry.

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

The Fund incurs significant costs in connection with Exchange Act compliance and it may become subject to liability or sanctions for any failure to comply, which could materially impact the results of operations and financial condition of the Fund.

The Fund is subject to Exchange Act rules and related reporting requirements. Compliance with the reporting requirements of the Exchange Act requires timely filing of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of corporate governance, reporting and disclosure practices to which the Fund is subject. The Fund’s efforts to comply with applicable laws and regulations involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create legal bases for administrative, civil and criminal proceedings against the Fund in cases of non-compliance.

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

If significant tenants were to default on their lease obligations to the Fund or elect not to renew their leases, the Fund’s results of operations and ability to pay dividends to stockholders may be adversely affected.

During the year ended December 31, 2010, Federal National Mortgage Association (“Fannie Mae”), Nordstrom, Inc., Conexant Systems, Inc and Catholic Healthcare West each individually accounted for at least 3.5% of annualized base rents. If any of these significant tenants were to default on its lease obligation(s) to the Fund or not extend current leases as they mature, our results of operations and ability to reinstate dividends to our stockholders could be adversely affected. In this regard, 19.8% and 20.4% of the leases on our Consolidated Properties expire in 2011 and 2012 (excluding our apartment investments), respectively, and 19.0% and 6.6% of the leases on our Unconsolidated Properties expire in 2011 and 2012, respectively. In addition, Fannie Mae’s lease expires on December 31, 2011, and it did not exercise its market renewal option, which expired on December 31, 2010. As of December 31, 2010, Fannie Mae accounted for 6.1% of our annualized minimum base rent.

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

In addition, the repurchase of Shares is subject to regulatory requirements imposed by the SEC. The Fund’s repurchase procedures are intended to comply with such requirements. However, in the event that our board of directors determines that the Fund’s repurchase procedures described above are required to be or appropriately should be amended, the board of directors will adopt revised repurchase procedures as necessary to ensure the Fund’s compliance with applicable regulations or as the board of directors in its sole discretion deems appropriate. The Fund may terminate, reduce or otherwise change the above share repurchase program. In this regard, the Fund has not repurchased Shares since December 2008 in an effort to preserve liquidity.

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

The Fund has, to a certain extent, diversified its investments both geographically and by property sector. The Fund may not, however, be able to assemble and maintain a fully diversified portfolio. Furthermore, to the extent the Fund resumes its property acquisition activities, the Fund may make investments involving contemplated sales or refinancings that do not actually occur as expected, which could lead to increased risk as a result of it having an unintended long-term investment and reduced diversification. Further diversification consistent with the Fund’s objectives will be dependent on a number of additional factors, including the Fund’s ability to raise additional capital. Accordingly, there can be no assurance that the Fund’s diversification objectives will be achieved. To the extent the Fund is not able to appropriately diversify its investments, its financial results would be adversely affected if there were a downturn in the particular geographic region or property sector in which the Fund’s investments were concentrated. As of December 31, 2010, 44% of the current fair value of the Fund’s consolidated properties is geographically concentrated in the western United States. As of December 31, 2010, 52% of the current fair value of unconsolidated properties is geographically concentrated in the midwestern United States and 48% of the current fair value is located in the western United States. The Fund’s diversification of consolidated properties by property type, based on current fair value as of December 31, 2010, consists of 47% in the office property sector, 26% in the residential property sector, 19% in the retail property sector and 8% in the industrial property sector. The Fund’s diversification of unconsolidated properties by property type at December 31, 2010 consists of 52% in the retail property sector and 48% in the office property sector. Moreover, during the fiscal year ended December 31, 2010, approximately 17%, 13%, 12% and 10% of our consolidated revenues were derived from California, Florida, Georgia and Missouri, respectively. While most states have felt the impact of the current economic climate, the economies of California and Florida have been particularly hard hit.

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

Stockholders will have limited recourse against our board of directors, the Manager and the Advisor.

The Fund’s governing documents, as well as the Management Agreement and Advisory Agreement, limit the circumstances under which the board of directors, the Manager, the Advisor and their respective affiliates, including their officers, partners, employees, stockholders, members, managers and other agents, can be held liable to the Fund and our stockholders. For example, the Fund’s charter provides that the directors and officers will not be liable to the Fund or our stockholders for money damages to the maximum extent permissible under Maryland law. In addition, the Advisory Agreement and the Management Agreement, respectively, provide for the Fund to indemnify, defend and hold harmless the Advisor and the Manager and their affiliates, partners, members, stockholders, officers, employees, agents, successors, and assigns from and against all liabilities, judgments, costs, losses, and expenses, including attorneys’ fees, charges and expenses and expert witness fees, of any nature, kind or description, arising out of claims by third parties in connection with the Advisory Agreement and the Management Agreement, respectively, and the Advisor’s and the Manager’s respective services thereunder except to the extent caused by or resulting from (i) the Advisor’s or Manager’s breach of the

Advisory Agreement or Management Agreement, as applicable, or (ii) the negligent or wrongful acts or omissions of the Advisor or Manager or their affiliates, officers, partners, agents, employees, successors or assigns. As a result, our stockholders may have a more limited right of action in certain cases than they would have in the absence of such limitations.

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

The Code generally provides for reduced tax rates for certain qualified dividends paid to individuals. These reduced rates generally do not apply to dividends paid by REITs. Although this legislation does not adversely affect the tax treatment of REITs, it may cause investments in non-REIT corporations to be relatively more desirable. Such reduced tax rates are currently set to expire at the end of 2012.

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

On November 21, 2007, the Fund acquired Cabana Beach Gainesville which met the “significant” criteria as described in Rule 3-14 of Regulation S-X. Also on November 21, 2007, the Fund acquired three additional real estate investments from a related selling group (the “Selling Group”), Cabana Beach San Marcos, Campus Lodge Athens and Campus Lodge Columbia. The Fund also acquired a fifth real estate investment from the Selling Group in February 2008. Pursuant to Rule 3-14, we were required to file certain financial statements relating to these acquisitions. However, the Selling Group has refused to participate in the audits, and we were therefore unable to supply the required audited income statement required by Rule 3-14. The staff of the Division of Corporation Finance of the SEC (“the Staff”) indicated that, until we provide the Rule 3-14 financial statements for the aforementioned real estate investments, it would neither declare effective any registration statement or post-effective amendments, nor consider compliant any proxy or other filing that require our financial statements. The Staff also indicated that our filings are not considered timely for purposes of Form S-3. Finally, the Staff stated that, subject to certain exceptions, we should not make offerings under effective registration statements or under Rule 505 or 506 of Regulation D where any purchasers are not accredited investors under Rule 501(a) of Regulation D. As stated above, we only sell Shares to accredited investors. As of the filing of this Form 10-K, we believe we have passed the timeframe for which we would need to provide the historical financial statements and therefore are now compliant with the SEC’s financial statement requirements with respect to the Selling Group.

Item 2.	Properties.

DESCRIPTION OF REAL ESTATE:

Our investments in real estate assets as of December 31, 2010 consist of our interests in properties that are consolidated in our consolidated financial statements including interests in seven joint ventures (the “Consolidated Properties”) and interests in two additional joint ventures that own real estate (the “Unconsolidated Properties”). The following table sets forth the information with respect to our real estate assets as of December 31, 2010:

Property Name	Location	Type	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Monument IV at Worldgate (1)	Herndon, VA	Office	100%	2001	August 27, 2004	228,000	100%
Georgia Door Sales Distribution Center (1)	Austell, GA	Industrial	100%	1994/1996 (2)	February 10, 2005	254,000	76%
105 Kendall Park Lane (1)	Atlanta, GA	Industrial	100%	2002	June 30, 2005	409,000	100%

CHW Medical Office Portfolio:
300 Old River Road (3)	Bakersfield, CA	Office	100%	1992	December 21, 2005	37,000	100%
500 Old River Road (3)	Bakersfield, CA	Office	100%	1992	December 21, 2005	30,000	80%
500 West Thomas Road (3)	Phoenix, AZ	Office	100%	1994	December 21, 2005	169,000	79%
1500 South Central Ave (3)	Glendale, CA	Office	100%	1980	December 21, 2005	37,000	94%
14600 Sherman Way (1)	Van Nuys, CA	Office	100%	1991	December 21, 2005	50,000	73%
14624 Sherman Way (1)	Van Nuys, CA	Office	100%	1981	December 21, 2005	53,000	74%
18350 Roscoe Blvd (3)	Northridge, CA	Office	100%	1979	December 21, 2005	68,000	91%
18460 Roscoe Blvd (3)	Northridge, CA	Office	100%	1991	December 21, 2005	25,000	100%
18546 Roscoe Blvd (3)	Northridge, CA	Office	100%	1991	December 21, 2005	41,000	95%
4545 East Chandler (3)	Chandler, AZ	Office	100%	1994	December 21, 2005	49,000	55%
485 South Dobson (3)	Chandler, AZ	Office	100%	1984	December 21, 2005	43,000	66%
1501 North Gilbert (3)	Gilbert, AZ	Office	100%	1997	December 21, 2005	38,000	65%
116 South Palisade (3)	Santa Maria, CA	Office	100%	1995	December 21, 2005	33,000	87%
525 East Plaza (3)	Santa Maria, CA	Office	100%	1995	December 21, 2005	44,000	76%
10440 East Riggs (3)	Chandler, AZ	Office	100%	1996	December 21, 2005	40,000	45%
Marketplace at Northglenn (1)	Northglenn, CO	Retail	100%	1999-2001 (4)	December 21, 2005	439,000	93%
Metropolitan Park North (1)	Seattle, WA	Office	100%	2001	March 28, 2006	179,000	100%
Stirling Slidell Shopping Centre (1)	Slidell, LA	Retail	100%	2003	December 14, 2006	139,000	75%
4001 North Norfleet Road (1)	Kansas City, MO	Industrial	100%	2007	February 27, 2007	702,000	100%
Station Nine Apartments (1)	Durham, NC	Apartment	100%	2005	April 16, 2007	312,000	97%
4 Research Park Drive (1)	St. Charles, MO	Office	100%	2000/2004	June 13, 2007	60,000	100%
36 Research Park Drive (1)	St. Charles, MO	Office	100%	2007	June 13, 2007	81,000	100%
The District at Howell Mill (5)	Atlanta, GA	Retail	87.85%	2006	June 15, 2007	306,000	99%
Canyon Plaza (1)	San Diego, CA	Office	100%	1986/1993 (6)	June 26, 2007	199,000	100%
Railway Street Corporate Centre (1)	Calgary, Canada	Office	100%	2007	August 30, 2007	135,000	100%

Student-oriented Apartment Communities:
Cabana Beach San Marcos (5)	San Marcos, TX	Apartment	78%	2006	November 21, 2007	258,000	95%
Cabana Beach Gainesville (5)	Gainesville, FL	Apartment	78%	2005-2007 (7)	November 21, 2007	598,000	92%
Campus Lodge Athens (5)	Athens, GA	Apartment	78%	2003	November 21, 2007	229,000	83%
Campus Lodge Columbia (5)	Columbia, MO	Apartment	78%	2005	November 21, 2007	256,000	100%
The Edge at Lafayette (5)	Lafayette, LA	Apartment	78%	2007	January 15, 2008	207,000	99%
Campus Lodge Tampa (5)	Tampa, FL	Apartment	78%	2001	February 29, 2008	477,000	97%

Unconsolidated Properties:
Legacy Village (8)	Lyndhurst, OH	Retail	46.5%	2003	August 25, 2004	595,000	96%
111 Sutter Street (5)	San Francisco, CA	Office	80%	1926/2001 (9)	March 29, 2005	286,000	88%

(1)	This property is owned fee.
(2)	Built in 1994 and expanded in 1996.
(3)	This property is owned leasehold.
(4)	Redeveloped between 1999 and 2001.
(5)	This property is owned as majority interest holder in a joint venture.
(6)	Built in 1986 with addition completed in 1993.
(7)	Portions of property built and completed between 2005 and 2007.
(8)	This property is owned as an interest holder in a joint venture.
(9)	Built in 1926 and renovated in 2001.

ACQUISITIONS

2010 Acquisitions

None

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

DISPOSITIONS

2010 Dispositions

On April 15, 2010, we sold Havertys Furniture, an 808,000 square foot industrial center located in Braselton, GA, for $35,000, resulting in a gain of $113. On the same day, we sold 25850 S. Ridgeland, a 719,000 square foot industrial center located in Monee, IL for $19,060 resulting in a gain of $709. The sales reduced our single tenant exposure and refinancing risks. We used the proceeds to pay off the mortgage debt on Havertys Furniture, 25850 S. Ridgeland and Georgia Door Sales Distribution Center resulting in losses on early debt retirement of $405, $233 and $73, respectively.

On September 30, 2010, the Fund assigned its 90% interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner and received a distribution of $1,000 from property cash reserves. The Fund recorded a loss on the assignment of its interest in 18922 Forge Drive of $428, which is included in equity in loss of unconsolidated affiliates on the Consolidated Statement of Operations and Comprehensive Loss. The Fund recorded no loss on its assignment of interest in 9800 South Meridian as the investment was previously recorded at $0. The Fund has no further involvement in and no obligation to fund the investments in 9800 South Meridian and 18922 Forge Drive subsequent to assigning its interests.

2009 Dispositions

On June 26, 2009, we sold Hagemeyer Distribution Center, a 300,000 square foot industrial property located in Auburn, GA, for $10,400, resulting in a gain of $911. While the property was rent-bearing under a long-term lease, it was vacant and no longer fit within the Fund’s strategy. The buyer was a local user looking to expand its operations. We used the proceeds to pay off the mortgage debt on the property resulting in a loss on early debt retirement of $140.

On September 4, 2009, we sold Waipio Shopping Center, a 137,000 square foot retail center in Waipahu, HI, for $30,850, resulting in a gain of $1,619. The sale reduced our refinancing risk by eliminating one of our 2010 loan maturities. We used the proceeds to payoff the mortgage debt on the property resulting in a loss on early debt retirement of $863.

FINANCING

The following is a summary of the mortgage debt for our Consolidated Properties and our Unconsolidated Properties as of December 31, 2010.

Property	Interest Rate	Maturity Date	Principal Balance
Consolidated Properties:
Monument IV at Worldgate	5.29%	September 2011	$35,616
105 Kendall Park Lane	4.92%	September 2012	12,659
4001 North Norfleet Road	5.60%	March 2013	24,230
Metropolitan Park North	5.73%	April 2013	60,480
36 Research Park Drive	5.60%	July 2013	10,990
CHW Medical Office Portfolio	5.75%	November 2013	16,627
CHW Medical Office Portfolio	5.75%	November 2013	14,471
CHW Medical Office Portfolio	5.75%	November 2013	14,986
CHW Medical Office Portfolio	5.79%	March 2014	32,763
Stirling Slidell Shopping Centre	5.15%	April 2014	13,059
Cabana Beach San Marcos	5.57%	December 2014	19,404
Cabana Beach Gainesville	5.57%	December 2014	48,493
Campus Lodge Athens	5.57%	December 2014	13,551
Campus Lodge Columbia	5.57%	December 2014	16,137
The Edge at Lafayette	5.57%	February 2015	17,281
4 Research Park Drive	6.05%	March 2015	6,794
Marketplace at Northglenn	5.50%	January 2016	61,984
Campus Lodge Tampa	5.95%	October 2016	33,500
Station Nine Apartments	5.50%	May 2017	36,885
The District at Howell Mill	6.14%	June 2017	10,000
Canyon Plaza	5.90%	June 2017	29,883
Railway Street Corporate Centre	5.16%	September 2017	29,547
The District at Howell Mill	5.30%	March 2027	35,000
Unconsolidated Properties:
Legacy Village	5.63%	January 2014	$91,563
111 Sutter Street	5.58%	June 2015	55,634

INSURANCE

We believe our properties currently are adequately covered by insurance consistent with the level of coverage that is standard in our industry.

OPERATING STATISTICS

We generally have investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe our leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property sector for our consolidated properties as of December 31, 2010:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Consolidated Properties:
Office:
Commercial Office	6	882,000	14.2%	100.0%	$21.79
Medical Office	15	757,000	12.2%	78.0%	19.02
Retail	3	884,000	14.2%	92.2%	13.73
Industrial	3	1,365,000	21.9%	95.6%	3.50
Apartments	7	2,337,000	37.5%	94.5%	13.55

Total	34	6,225,000	100.0%	93.2%	$13.12

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2010 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

The following table shows our operating statistics by property sector for our unconsolidated properties as of December 31, 2010:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft
Unconsolidated Properties:
Office:
Commercial Office	1	286,000	32.5%	87.0%	$37.10
Retail	1	595,000	67.5%	96.2%	20.43

Total	2	881,000	100.0%	93.2%	$25.48

As of December 31, 2010, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2011 (2)	123	$9,161	475,000	19.8%
2012	62	9,445	420,000	20.4%
2013	52	3,122	171,000	6.8%
2014	42	4,984	460,000	10.8%
2015	21	2,324	147,000	5.0%
2016 and thereafter	49	17,198	1,922,000	37.2%

Total	349	$46,234	3,595,000

(1)	Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2010 presented in the year of lease expiration.
(2)	Does not include 4,816 leases totaling approximately 2,208,000 square feet and approximately $29,911 in annualized minimum base rent associated with our seven apartment investments.

As of December 31, 2010, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent	Square Footage	Percentage of Annualized Minimum Base Rent
2011	27	$3,971	90,000	19.0%
2012	8	1,382	51,000	6.6%
2013	22	3,386	116,000	16.2%
2014	16	1,785	65,000	8.5%
2015	8	1,195	42,000	5.7%
2016 and thereafter	23	9,200	457,000	44.0%

Total	104	$20,919	821,000

PRINCIPAL TENANTS

The following table sets forth the top ten tenants, in our consolidated properties, based on their percentage of annualized minimum base rent as of December 31, 2010:

Tenants	Line of Business	Date of Lease Expiration	Lease Renewal Options	% of Total Area	% of Annualized Minimum Base Rent
Fannie Mae	Financial Services	December 31, 2011	None	3.7%	6.1%
Nordstrom, Inc	Retailer	January 31, 2012	None	2.2%	5.3%
Conexant Systems, Inc.	Communications	June 20, 2017	Two 5-year options	3.2%	4.8%
Catholic Healthcare West	Healthcare	Varies	Varies	2.8%	4.0%
Musician’s Friend, Inc.	Retailer	February 28, 2017	Three 5-year options	11.3%	3.3%
Westar Aerospace & Defense Group, Inc.	Technical and Scientific Research Services	Varies	Varies	2.3%	2.6%
Ross Stores.	Retailer	Varies	Varies	1.4%	1.6%
Acuity Specialty Products Group, Inc.	Specialty Chemical Products	April 30, 2017	Two 5-year options	6.6%	1.6%
24 Hour Fitness	Health Club	February 11, 2016	Three 5-year options	0.6%	1.1%
PetSmart Stores	Retailer	Varies	Varies	1.1%	1.1%

Total				35.2%	31.5%

PRINCIPAL PROPERTIES

The following table sets forth the top ten properties, of our consolidated properties, based on their percentage of minimum base rent as of December 31, 2010:

Properties	% of Total Area	% of Minimum Base Rent
Cabana Beach Gainesville	9.6%	8.5%
Metropolitan Park North	2.9%	7.8%
Campus Lodge Tampa	7.7%	7.2%
Marketplace at Northglenn	7.1%	6.9%
Monument IV at Worldgate	3.7%	6.2%
Station Nine Apartments	5.0%	5.7%
The District at Howell Mill	4.9%	5.5%
Cabana Beach San Marcos	4.1%	5.1%
Canyon Plaza	3.2%	5.1%
Campus Lodge Columbia	4.1%	4.5%

Total	52.3%	62.5%

GROUND LEASES

We are subject to a number of ground leases at certain properties we own or control. As of December 31, 2010 we have $2 in total payments due over the next 68 years.

Item 3.	Legal Proceedings.

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with any certainty the amounts involved, management is of the opinion that, when such litigation is resolved, our resulting net liability, if any, will not have a significant effect on our consolidated financial position or results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is not currently traded on any exchange and there is no established public trading market for our Common Stock. As of the filing date of this Form 10-K, there were approximately 1,765 holders of our Common Stock.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2010, we did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

During the fourth quarter of 2010, neither the Fund nor any affiliated purchaser of the Fund repurchased any of our equity securities.

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

We identify and retain independent third-party real estate appraisal firms that appraise each Investment not less than annually beginning one year after acquisition. During the first three quarters after acquisition, the Investment will be carried at capitalized cost and reviewed quarterly for material events at the property or market level that may require an adjustment of the Investment’s valuation.

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

The following table presents the NAV per share for each period indicated below:

Quarter Ended	NAV per Share
December 31, 2010	$47.69
September 30, 2010	49.60
June 30, 2010	52.17
March 31, 2010	55.23
December 31, 2009	55.53
September 30, 2009	65.56
June 30, 2009	72.24
March 31, 2009	78.04

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

On March 13, 2009, our board of directors declared a dividend of $0.875 per Share to stockholders of record on March 31, 2009, payable on May 1, 2009. This represented a reduction from $1.75 per Share, our historic practice for quarterly dividends for the previous 16 quarters. No further dividends were declared in 2009 or 2010. We cannot provide assurance with respect to the amount of dividends, if any, that we will pay in the future.

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

Any future distributions will be declared at the discretion of the board of our directors and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our board of directors deems necessary or appropriate.

Performance Graph (1) (Dollars in whole dollars)

The following graph is a comparison of the five-year cumulative return of our Shares (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”), the National Real Estate Investment Trusts’ (“NAREIT”) All Equity Index and the National Counsel of Real Estate Investment Fiduciaries Property Index (“NPI”) (before leverage and fees), as peer group indices. The graph assumes that $100 was invested on December 31, 2005 in our Shares, the S&P 500 Index, the NAREIT All Equity Index and the NPI assuming that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our Shares will continue in line with the same or similar trends depicted in the graph below.

(1)	The information in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Fund under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

*	The NPI is a quarterly time series composite total rate of return measure (before leverage and fees) of investment performance of a very large pool of individual commercial real estate properties acquired in the private market for investment purposes only. Its value is based on the value of the properties in the index and not the market value of securities. All properties in the NPI have been acquired, at least in part, on behalf of tax-exempt institutional investors—the great majority being pension funds. Properties in the NPI are accounted for using market value accounting standards, not historical cost. We measure the performance of our Advisor against the NPI.

Item 6.	Selected Financial Data.

The following table sets forth our selected financial and operating data on a historical basis. The following data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year ended December 31,
	2010	2009	2008	2007	2006
Operating Data:
Total revenues	$95,695	$96,908	$97,862	$63,178	$43,931
Operating expenses	97,472	86,892	104,395	56,612	37,245

Operating (loss) income	(1,777)	10,016	(6,533)	6,566	6,686
Interest income	17	84	293	1,399	1,229
Interest expense	(34,920)	(34,931)	(36,035)	(23,040)	(14,513)
Equity in (loss) income of unconsolidated affiliates	(2,373)	(8,277)	1,230	536	425
Gain (loss) on foreign currency derivative	—	—	1,492	(504)	—

Net loss from continuing operations	(39,053)	(33,108)	(39,553)	(15,043)	(6,173)
Net income (loss) from discontinued operations	2,323	(8,708)	1,328	835	(746)

Net loss	(36,730)	(41,816)	(38,225)	(14,208)	(6,919)
Loss allocated to noncontrolling interests	1,090	2,205	5,651	572	156

Net loss attributable to Excelsior LaSalle Property Fund, Inc.	(35,640)	(39,611)	(32,574)	(13,636)	(6,763)
Foreign currency translation adjustment	501	1,846	(2,848)	—	—

Net comprehensive loss	$(35,139)	$(37,765)	$(35,422)	$(13,636)	$(6,763)

Weighted average shares outstanding	4,135,635	4,128,290	3,822,484	3,252,725	2,341,347
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share–basic and diluted	$(8.62)	$(9.59)	$(8.52)	$(4.19)	$(2.89)
Cash distributions declared per common share	$0.00	$0.875	$7.00	$7.00	$7.00

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Investments in real estate–net of accumulated depreciation	$771,387	$897,207	$957,974	$918,604	$504,133
Investments in real estate and other assets held for sale	—	52,136	—	—	—
Total assets	870,689	1,017,140	1,084,805	1,070,188	635,694
Total mortgage notes and other debt payable	592,804	654,086	717,497	691,316	361,351
Liabilities held for sale	—	43,352	—	—	—
Total equity	252,709	289,323	323,616	331,595	244,258

	Year ended December 31,
	2010	2009	2008	2007	2006
Cash Flow Information:
Net cash flows provided by operating activities	$19,040	$17,758	$19,983	$26,464	$9,941
Net cash flows provided by (used in) investing activities	42,680	37,384	(37,933)	(391,619)	(118,800)
Net cash flows (used in) provided by financing activities	(72,548)	(27,305)	26,011	344,590	129,667
Other Data:
Funds from operations	$(3,484)	$(3,593)	$26,149	$22,162	$16,821
Funds from operations per share–basic and diluted (1)	$(0.84)	$(0.87)	$6.84	$6.81	$7.18

(1)	Funds from operations (“FFO”) does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America (“GAAP”), should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income to FFO.

The selected financial data presented above has been dramatically impacted by acquisitions and dispositions made since the inception of the Fund. These acquisitions drastically impact the comparability of our results from operations, financial position and cash flows. We are uncertain how the results from operations, financial position and cash flows will be impacted should we make future acquisitions or dispositions.

FUNDS FROM OPERATIONS

Consistent with real estate industry and investment community preferences, we consider FFO as a supplemental measure of the operating performance for a real estate investment trust and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for these items related to noncontrolling interests and unconsolidated affiliates.

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

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Net loss attributable to Excelsior LaSalle Property Fund, Inc	$(35,640)	$(39,611)	$(32,574)	$(13,636)	$(6,763)
Plus: Real estate depreciation and amortization	28,894	32,359	55,759	28,412	17,009
Gain from sales of real estate	(822)	(2,530)	—	—	—
Real estate depreciation and amortization from discontinued operations	118	3,763	4,485	3,948	2,201
Real estate depreciation and amortization for noncontrolling interests	(1,810)	(2,260)	(6,462)	(1,198)	(445)
Real estate depreciation and amortization from unconsolidated real estate affiliates	5,776	4,686	4,941	4,636	4,819

Funds from operations	$(3,484)	$(3,593)	$26,149	$22,162	$16,821

Weighted average shares outstanding, basic and diluted	4,135,635	4,128,290	3,822,484	3,252,725	2,341,347
Funds from operations per share, basic and diluted	$(0.84)	$(0.87)	$6.84	$6.81	$7.18

Net loss for the year ended December 31, 2010 and 2009 included impairment charges of $25,639 and $25,955, respectively. There were no impairment charges for the years ended December 31, 2008, 2007 and 2006.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2008, 2009 and 2010 were comprised of:

•	Monument IV at Worldgate,

•	Havertys Furniture (sold in 2010, excluded from December 31, 2010 Consolidated Properties),

•	Hagemeyer Distribution Center (sold in 2009, excluded from December 31, 2009 and 2010 Consolidated Properties),

•	25850 S. Ridgeland (sold in 2010, excluded from December 31, 2010 Consolidated Properties),

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Waipio Distribution Center (sold in 2009, excluded from December 31, 2009 and 2010 Consolidated Properties),

•	Marketplace at Northglenn,

•	the CHW Medical Office Portfolio,

•	Metropolitan Park North,

•	Stirling Slidell Shopping Centre,

•	9800 South Meridian (deconsolidated in 2010, excluded from December 31, 2010 Consolidated Properties),

•	18922 Forge Drive (deconsolidated in 2010, excluded from December 31, 2010 Consolidated Properties),

•	4001 North Norfleet Road,

•	Station Nine Apartments,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	The District at Howell Mill,

•	Canyon Plaza,

•	Railway Street Corporate Centre,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consisted of Legacy Village and 111 Sutter Street as of December 31, 2008, 2009 and 2010. From January 1, 2010 through September 30, 2010, our Unconsolidated Properties were also comprised of 9800 South Meridian and 18922 Forge Drive. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one, five and ten-year time horizons and select investments that we believe meet our objectives. We own certain investments that provide us with significant cash flows that do not get treated as revenue under GAAP, but do get factored into our Cash on Cash Return calculations. An example of such non-revenue generating cash flows include the income guarantees from the seller of five student-oriented apartment communities we acquired in November 2007 and February 2008. For GAAP purposes, cash received from the seller of the student-oriented apartment communities income guarantees received in 2008 were treated as a reduction of purchase price. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns (See Note 2).

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

Property Sector Diversification

Consolidated Properties

	Percent of Fair Value
	2010	2009
Office
Commercial Office	28%	29%
Medical Office	19%	17%
Retail	19%	17%
Industrial	8%	14%
Apartment	26%	23%

Unconsolidated Properties

	Percent of Fair Value
	2010	2009
Office
Commercial Office	48%	46%
Medical Office	—	—
Retail	52%	54%
Industrial	—	—
Apartment	—	—

Geographic Region Diversification

Consolidated Properties

	Percent of Fair Value
	2010	2009
East	14%	11%
West	44%	44%
Midwest	11%	13%
South	26%	28%
International	5%	4%

Unconsolidated Properties

	Percent of Fair Value
	2010	2009
East	—	—
West	48%	46%
Midwest	52%	54%
South	—	—
International	—	—

Future Lease Expirations

Consolidated Properties

	Total Occupied Square Footage	Annualized Minimum Base Rents	Percent of Annualized Minimum Base Rents
2011	475,000	$9,161	19.8%
2012	420,000	9,445	20.4%
2013	171,000	3,122	6.8%
2014	460,000	4,984	10.8%
2015	147,000	2,324	5.0%
2016	148,000	2,891	6.2%
2017	1,510,000	11,909	25.8%
2018	30,000	497	1.1%
2019	31,000	473	1.0%
2020	45,000	635	1.4%
2021 and thereafter	158,000	793	1.7%

(1)	Does not includes 4,816 leases totaling approximately 2,208,000 square feet and approximately $29,911 in annualized minimum base rent associated with our seven apartment investments.

Unconsolidated Properties

	Total Occupied Square Footage	Annualized Minimum Base Rents	Percent of Annualized Minimum Base Rents
2011	90,000	$3,971	19.0%
2012	51,000	1,382	6.6%
2013	116,000	3,386	16.2%
2014	65,000	1,785	8.5%
2015	42,000	1,195	5.7%
2016	43,000	1,701	8.1%
2017	4,000	163	0.8%
2018	79,000	1,561	7.5%
2019	103,000	1,231	5.9%
2020	32,000	840	4.0%
2021 and thereafter	196,000	3,704	17.7%

Ten-Year Debt Repayment

Consolidated Properties

	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2011	$41,930	7.1%	5.57%
2012	19,835	3.3%	5.57%
2013	143,618	24.2%	5.63%
2014	140,016	23.6%	5.57%
2015	25,677	4.3%	5.61%
2016	90,152	15.2%	5.61%
2017	101,368	17.1%	5.42%
2018	666	0.1%	5.30%
2019	702	0.1%	5.30%
2020 and thereafter	30,376	5.0%	5.30%

Unconsolidated Properties

	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2011	$3,680	2.5%	5.62%
2012	3,958	2.7%	5.62%
2013	4,186	2.8%	5.62%
2014	82,993	56.4%	5.58%
2015	52,380	35.6%	5.58%
2016	—	—	—
2017	—	—	—
2018	—	—	—
2019	—	—	—
2020 and thereafter	—	—	—

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

Impairment of Long-Lived Assets

Real estate investments are individually evaluated for impairment whenever conditions exist which may indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the future cash flows (on an undiscounted basis) over the anticipated holding period is less than its depreciated historical cost. Upon determination that a permanent impairment has occurred, rental properties will be reduced to their fair value.

Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. During the year ended December 31, 2010, the Fund recorded impairment charges on consolidated real estate properties totaling $29,505 and recovery of an impairment charge of $3,866. During the year ended December 31, 2009, the Fund recorded impairment charges on consolidated real estate properties totaling $18,686. The Fund did not have impairment charges in 2008.

The Fund evaluates the carrying value of its investments in unconsolidated joint ventures using the equity method of accounting in accordance with the authoritative guidance. We analyze our investments in unconsolidated real estate affiliates when circumstances change and each reporting period and determine if an “other-than-temporary” impairment exists and, if so, assess our ability to recover our carrying cost of the investment. The Fund did not have an “other-than-temporary” impairment in any of its investments in unconsolidated joint ventures in 2010. During the year ended December 31, 2009, the Fund recorded an “other-than-temporary” impairment charge on its investment in the Legacy Village property in the amount of $7,269. The Fund did not have an “other-than-temporary” impairment in any of its investments in unconsolidated joint ventures in 2008.

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

Results of Operations for the years ended December 31, 2010 and 2009:

Comparable real estate investments represent properties currently classified as continuing operations and owned by us for the year ended on December 31, 2010, which were also owned by us for the year ended on December 31, 2009 and included all of our Consolidated Properties as of December 31, 2010. Accordingly, with respect to the discussions of revenues and operating expenses below, the comparable real estate investments amounts are the same as the total real estate investment amounts.

Revenues

	Total Fund Real Estate Investments /Comparable Real Estate Investments
	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	% Change
Revenues:
Minimum rents	$77,356	$76,726	$630	0.8%
Tenant recoveries and other rental income	18,339	20,182	(1,843)	(9.1)%

Total revenues	$95,695	$96,908	$(1,213)	(1.3)%

Minimum rents increased by $630 between the year ended December 31, 2010 and the same period in 2009. The increase is primarily due to increases at Cabana Beach Gainesville and Station Nine Apartments of approximately $1,035 and $187, respectively, due to increases in occupancy and Railway Street Corporate Center of $270 related to favorable foreign exchange rates during the year ended December 31, 2010 as compared to the year ended December 31, 2009. Partially offsetting the increases were decreases in minimum rents at the CHW Medical Office Portfolio and the Marketplace at Northglenn of approximately $641 and $310, respectively, mainly due to decreases in occupancy and rental rates for newly-signed leases during the year ended December 31, 2010 as compared to the same period in 2009.

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $1,897 and $2,102 for the years ended December 31, 2010 and 2009, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, which caused a decrease of $779 and an increase of $844 for the years ended December 31, 2010 and 2009, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income decreased by $1,843 for the year ended December 31, 2010 over the same period in 2009. The decrease was primarily due to decreases of $1,456 at the CHW Medical Office Portfolio due to lower occupancy and less recoverable real estate taxes and decreases of $139 and $102 at Monument IV at Worldgate and Marketplace at Northglenn, respectively, due to lower recoverable real estate taxes.

Operating Expenses

	Total Fund
	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	% Change
Operating expenses:
Real estate taxes	$10,255	$11,807	$(1,552)	(13.1)%
Property operating	24,038	24,268	(230)	(0.9)%
Manager and advisor fees	3,264	6,413	(3,149)	(49.1)%
Fund level expenses	1,822	2,354	(532)	(22.6)%
Provision for doubtful accounts	889	861	28	3.3%
General and administrative	1,036	1,518	(482)	(31.8)%
Provision for impairment of real estate, net	27,201	7,312	19,889	272.0%
Depreciation and amortization	28,894	32,359	(3,465)	(10.7)%

Total operating expenses	$97,399	$86,892	$10,507	12.1%

Real estate tax expense decreased by $1,552 for the year ended December 31, 2010 compared to the same period of 2009 mainly due to decreases of $921 at the CHW Medical Office Portfolio, $329 at the Marketplace at Northglenn, $198 at Campus Lodge Tampa and $129 at Monument IV at Worldgate as a result of property reassessments.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities, repair and maintenance expenses. Property operating expenses decreased by $230 related to decreases at the CHW Medical Office Portfolio of $624 mainly due to decreases in payroll costs for the property management company, electric utility costs due to lower occupancy and fewer repairs and maintenance projects during the year ended December 31, 2010 when compared to the year ended December 31, 2009. The decrease was partially offset by an increase of $286 in utilities and other operating costs at Cabana Beach Gainesville and $113 in operating costs at The Edge at Lafayette primarily due to an increase in occupancy at both properties during the year ended December 31, 2010 compared to the same period in 2009.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the Fund’s NAV. NAV will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Manager and Advisor fees from 2009 to 2010 relates mainly to a decrease in NAV and due to the Manager decreasing its fixed fee from 75 basis points to 10 basis points and electing to waive its portion of the variable fee.

Our Fund level expenses in 2010 and 2009 were subject to the Expense Limitation Agreement with the Manager (See Note 9), which, prior to its expiration at December 31, 2010, limited certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Through December 31, 2010, expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed 0.75% of NAV. As of December 31, 2010 and 2009, $136 and $0, respectively, of Fund level expenses were being carried forward by the Manager. As the Expense Limitation Agreement has expired, we are now responsible for all expenses as incurred. The decrease in Fund level expense for the year ended December 31, 2010 when compared to the year ended December 31, 2009 is due to decreases in professional service fees and insurance costs.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $28 primarily related to an increase in uncollectible accounts at the CHW Medical Office Portfolio of $330 due to collection difficulties of expense recoveries and tenant bankruptcies that occurred during the year ended December 31, 2010 that did not occur in the same period in 2009. This increase was partially offset by decreases of $97, $52 and $35 at Campus Lodge Tampa, The District at Howell Mill and Campus Lodge Columbia, respectively, due to less bad debt expenses for the year ended December 31, 2010 as compared to the same period in 2009. An additional decrease was the result of a $53 collection of a past due account at Stirling Slidell Shopping Centre that has been reserved for in the prior year.

General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses decreased by $482 for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily related to the expensing of $339 of pre-acquisition legal services related to the 2009 adoption of the authoritative guidance regarding acquisition costs, as well as a decrease of $115 at the CHW Medical Office Portfolio for various legal and professional services. The decreases were partially offset by increases of $84 and $31 at Railway Street Corporate Centre and The District at Howell Mill, respectively, due to property level legal services.

The net provision for impairment of real estate relates to assets whose estimated future undiscounted cash flows have decreased below the carrying value. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. Net recovery of provision for impairment of real estate related to the change in fair value of properties previously classified as held for sale which have now been placed in held for use. Net provision for impairment of real estate increased by $19,889 for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to $28,781 of impairment charges taken on Metropolitan Park North. This increase was partially offset by a net recovery of provision for impairment of real estate of $8,892 for the year ended December 31, 2010 due to recovery of previously recorded impairment at 4001 North Norfleet Road, 105 Kendall Park Lane, and Georgia Door Sales Distribution Center. Impairment was recovered when these previously-classified held-for-sale assets were returned to held-for-use status during the year ended December 31, 2010. During 2009 we recorded impairment charges of $3,498, $3,351 and $463 on 105 Kendall Park Lane, 4001 North Norfleet Road and Georgia Door Sales Distribution Center, respectively, in order to write the properties down to their fair values.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $3,465 in depreciation and amortization expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily relates to decreases of $1,781, $547, $397 and $158 at the CHW Medical Office Portfolio, Campus Lodge Tampa, Campus Lodge Athens and The District at Howell Mill, respectively, due to in-place lease assets and personal property becoming fully amortized during 2009. Additionally, 4001 North Norfleet Road, 105 Kendall Park Lane and Georgia Door Sales Distribution Center had decreases of $186, $85 and $59, respectively, primarily related to decreased amortization of these assets which were written down to their fair values in 2009.

Other Income and Expenses

	Total Fund
	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	% Change
Other income and (expenses):
Interest income	$17	$84	$(67)	(79.8)%
Interest expense	(34,920)	(34,931)	11	0.0%
Loss on extinguishment of debt	(73)	—	(73)	—
Equity in loss of unconsolidated affiliates	(2,373)	(8,277)	5,904	71.3%

Total other income and (expenses):	$(37,349)	$(43,124)	$5,775	13.4%

Interest income decreased for the year ended December 31, 2010 over 2009 as a result of significantly lower interest rates in 2010 and the expiration of the Marketplace at Northglenn Enhanced Sales Tax Incentive Program.

Interest expense decreased from 2009 to 2010 due to lower principal balances on various loans that have amortized and the loan payoff of the Georgia Door Sales Distribution Center. The decreases were partially offset by increases of $242 related to the Fund’s term loan and $148 due to unfavorable exchange rates at Railway Street Corporate Centre for the year ended December 31, 2010 over the same period in 2009. Interest expense includes the amortization of deferred finance fees of $823 and $703 for the year ended December 31, 2010 and 2009, respectively. Also included in interest expense for both years ended December 31, 2010 and 2009, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $214.

Loss on extinguishment of debt relates to any prepayment penalty as well as the write-off of unamortized financing fees on mortgage loans and other debt payables that were extinguished prior to their maturity date. Loss on extinguishment of debt increased by a $73 due to the debt payoff at Georgia Door Sales Distribution Center during the year ended December 31, 2010.

Equity in loss of unconsolidated affiliates decreased by $5,904 to equity loss of $2,373 for the year ended December 31, 2010 from equity loss of $8,277 for the year ended December 31, 2009 due primarily to an impairment charge of $7,269 taken on our investment in Legacy Village during the year ended December 31, 2009. The decrease was partially offset by an increase in the equity loss at Legacy Village of $28 to $383 for the year ended December 31, 2010 from equity loss of $355 for the year ended December 31, 2009 due to lower minimum rents for newly-signed leases. Additionally, the decrease is partially offset by an increase of $1,141 in equity loss at 111 Sutter Street from equity loss of $652 for the year ended December 31, 2009 to equity loss of $1,793 for the year ended December 31, 2010. The increase in equity loss at 111 Sutter Street was a result of lower minimum rents for newly-signed leases during the year ended December 31, 2010. As a result of the adoption of guidance related to variable interest entities, 2010 is the initial period that 9800 South Meridian and 18922 Forge Drive were accounted for as unconsolidated affiliates. For the year ending December 31, 2010, the Fund recorded equity income of $197 from 18922 Forge Drive which represents our allocation of net income from property operations. On September 30, 2010, the Fund assigned its interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner and received a distribution of $1,000 from property cash reserves. The Fund recorded a loss on the assignments of $428.

Discontinued Operations

	Total Fund Real Estate Investments
	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	% Change
Discontinued Operations:
Income (loss) from discontinued operations	$1,501	$(11,238)	$12,739	113.4%
Gain on sale of discontinued operations	822	2,530	(1,708)	(67.5)%

Total income (loss) from discontinued operations	$2,323	$(8,708)	$11,031	126.7%

The increase of income from discontinued operations is primarily related to a net $1,562 recovery of previously-recorded impairment taken on properties classified as held for sale as of March 31, 2010. The authoritative guidance states that impairment charges for previously-impaired assets classified as held for sale may be recovered at subsequent measurement dates, not to be written above carrying cost. At March 31, 2010, it was determined that two assets had recovered impairment charges recognized at December 31, 2009. For the year ended December 31, 2009, Havertys Furniture, 25850 S. Ridgeland and 9800 South Meridian recognized impairment charges of $11,374.

The decrease of $1,708 in the gain on sale of discontinued operations is related to the gain on sale of Havertys and 25850 S. Ridgeland during the year ended December 31, 2010 compared to the gain on sale of Hagemeyer Distribution Center and Waipio Shopping Center in 2009.

Results of Operations for the years ended December 31, 2009 and 2008:

We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties currently classified as continuing operations and owned by us at December 31, 2009, which were also owned by us during the entire year ended on December 31, 2008. Comparable real estate investments at December 31, 2008 include all our Consolidated Properties as of December 31, 2009 except Campus Lodge Tampa and The Edge at Lafayette.

Revenues

	Total Fund
	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Revenues:
Minimum rents	$76,726	$78,750	$(2,024)	(2.6)%
Tenant recoveries and other rental income	20,182	19,112	1,070	5.6%

Total revenues	$96,908	$97,862	$(954)	(1.0)%

Included in minimum rents, as a net increase, are above- and below-market lease amortization (See Note 2) of $2,102 and $2,540 for the years ended December 31, 2009 and 2008, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, of $895 and $807 for the years ended December 31, 2009 and 2008, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases.

	Comparable Real Estate Investments
	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Revenues:
Minimum rents	$68,403	$70,784	$(2,381)	(3.4)%
Tenant recoveries and other rental income	19,659	18,693	966	5.2%

Total revenues	$88,062	$89,477	$(1,415)	(1.6)%

	Total Revenues Reconciliation
	Year Ended December 31, 2009	Year Ended December 31, 2008
Total revenues:
Comparable real estate investments	$88,062	$89,477
Non-comparable real estate investments	8,846	8,385

Total revenues	$96,908	$97,862

Minimum rents at comparable real estate investments decreased by $2,381 for the year ended December 31, 2009 as compared to the same period in 2008. The decrease is primarily due to decreases in occupancy and rents of $1,777, $529 and $428 at Cabana Beach Gainesville, the CHW Medical Office Portfolio and Marketplace at Northglenn. The decrease also stemmed from a $746 decrease at Stirling Slidell Shopping Centre due to the Circuit City bankruptcy during the fourth quarter of 2008 and a $177 decrease at Railway Street Corporate Centre due to the impact of foreign currency translation. This decrease was partially offset by an approximate $677 increase at Campus Lodge Columbia and a $346 increase at Cabana Beach San Marcos due to increases in occupancy and rental rates during 2009 as compared to 2008.

Tenant recoveries and other rental income at comparable real estate investments increased by $966 for the year ended December 31, 2009 over the same period in 2008. The increase in tenant recoveries was primarily due to increases in recoverable real estate taxes at the CHW Medical Office Portfolio for $737. An additional increase stemmed from an approximate $162 increase in other income at Cabana Beach Gainesville due to an agreement reached with the property management company for payments on short-term leases.

Operating Expenses

	Total Fund
	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$11,807	$11,769	$38	0.3%
Property operating	24,268	23,453	815	3.5%
Manager and advisor fees	6,413	9,035	(2,622)	(29.0)%
Fund level expenses	2,354	2,444	(90)	(3.7)%
Provision for doubtful accounts	861	935	(74)	(7.9)%
General and administrative	1,518	1,000	518	51.8%
Provision for impairment of real estate	7,312	—	7,312	—
Depreciation and amortization	32,359	55,759	(23,400)	(42.0)%

Total operating expenses	$86,892	$104,395	$(17,503)	(16.8)%

Real estate taxes and property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities, repair and maintenance expenses.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in our NAV. NAV will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in manager and advisor fees from 2008 to 2009 relate mainly to the fixed management and advisory fee.

Our Fund level expenses in 2009 and 2008 were subject to the Expense Limitation Agreement with the Manager (See Note 9), which limited certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance and administration related costs. We record Fund level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by the Fund during the current quarter plus reimbursable expenses carried forward from prior periods. Expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years. As of December 31, 2009 and December 31, 2008, no Fund level expenses were being carried forward by the Manager. The Expense Limitation Agreement expired on December 31, 2010, after which time we will be responsible for all expenses as incurred.

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

Provision for impairment of real estate relates to assets whose estimated future undiscounted cash flows have decreased below the carrying value. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation.

	Comparable Real Estate Investments
	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Operating expenses:
Real estate taxes	$10,897	$10,983	$(86)	(0.8)%
Property operating	20,195	20,045	150	0.7%
Provision for doubtful accounts	679	832	(153)	(18.4)%
General and administrative	1,518	893	625	70.0%
Provision for impairment of real estate	7,312	—	7,312	—
Depreciation and amortization	29,765	45,525	(15,760)	(34.6)%

Total operating expenses	$70,366	$78,278	$(7,912)	(10.1)%

	Operating Expenses Reconciliation
	Year Ended December 31, 2009	Year Ended December 31, 2008
Total operating expenses:
Comparable real estate investments	$70,366	$78,278
Non-comparable real estate investments	7,600	14,638
Manager and advisor fees	6,413	9,035
Fund level expenses	2,513	2,444

Total operating expenses	$86,892	$104,395

The decrease in real estate taxes expense at comparable real estate investments is mainly due to a decrease of $354 at the CHW Medical Office Portfolio due to reassessed property values partially offset by a $225 increase at Marketplace at Northglenn as a result of being reassessed at a higher value and increased tax rates.

The increase in property operating expenses is mainly due to a $197 increase at Marketplace at Northglenn related to snow removal in 2009 not necessary in 2008 and a $181 increase at The District at Howell Mill due to water and sewer increase in 2009. This increase is partially offset by a $152 decrease at Railway Street Corporate Centre due to the impact of foreign currency translation and a $73 decrease at the Station Nine Apartments related to a decrease in repair and maintenance projects.

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

The increase in general and administrative expenses is mainly related to a $339 expense of pre-acquisition legal services due to the 2009 adoption of the authoritative guidance regarding acquisition costs. The increase was partially offset by a $67 decrease at Stirling Slidell Shopping Centre due state and local taxes.

The increase in provision for impairment of real estate relates to impairment charges of $3,498, $3,351 and $463 taken on 105 Kendall Park Lane, 4001 North Norfleet Road and Georgia Door Sales Distribution Center, respectively, in order to write the property down to its fair value.

The decrease in depreciation and amortization expense at comparable real estate investments is primarily related to decreases in in-place lease amortization of $11,088 at our student housing properties and $2,014 at the CHW Medical Office Portfolio. An additional decrease stemmed from the decrease of $1,232 at Metropolitan Park North as the property was classified as held for sale during July 2007 and later removed from this classification during the first quarter of 2008. As a result of this change in classification, the year ended December 31, 2008 includes additional depreciation to make up for the period when Metropolitan Park North was classified as held for sale, during which no depreciation charges were taken. There was also a decrease of $675 at Stirling Slidell Shopping Centre related mainly to the acceleration of amortization of an in-place lease intangible asset in 2008 due to the Circuit City bankruptcy.

The decrease in non-comparable real estate investments operating expenses for the year ended December 31, 2009 as compared to the same period in 2008 was primarily related to a decrease in in-place lease amortization at The Edge at Lafayette and Campus Lodge Tampa of $8,161, as those assets were fully amortized in 2008. The decrease in in-place lease amortization was partially offset by increases in other operating expenses as a result of owning The Edge at Lafayette and Campus Lodge Tampa for the entire year in 2009 and only part of the year in 2008.

Other Income and Expenses

	Total Fund
	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Other income and (expenses):
Interest income	$84	$293	$(209)	(71.3)%
Interest expense	(34,931)	(36,035)	1,104	3.1%
Equity in (loss) income of unconsolidated affiliates	(8,277)	1,230	(9,507)	(772.9)%
Gain on foreign currency derivative	—	1,492	(1,492)	(100.0)%

Total other income and (expenses):	$(43,124)	$(33,020)	$(10,104)	(30.6)%

Interest income decreased for the year ended December 31, 2009 over 2008 as a result of investing less average cash balances in 2009 than were invested in 2008 and lower interest rates.

Interest expense decreased slightly from 2008 to 2009 primarily due to lower interest rates on our variable rate loans and a lower average balance borrowed on our line of credit. Interest expense includes the amortization of deferred finance fees of $703 and $737 for the years ended December 31, 2009 and 2008, respectively. Also included in interest expense for the years ended December 31, 2009 and 2008, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $214 and $183, respectively.

Equity in (loss) income of unconsolidated affiliates decreased by $9,507 due primarily to an impairment charge of $7,269 taken on our investment in Legacy Village in 2009. The impairment charge stemmed from the continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry. The impairment charge was triggered by several negative factors, including an estimated loss in value due to weakness of our retail tenant base related to requests for rent relief and the loss of some smaller tenants. Further decreases in the equity in (loss) income of unconsolidated affiliates stems from a decrease of equity income at Legacy Village of $1,636 from equity income of $1,281 for the year ended December 31, 2008 to equity loss of $355 for year ended December 31, 2009. The decrease in equity income stemmed from an increase in the amount of income allocated to other partners as the Fund had completed its preferred return allocation and decreased occupancy at the property as well as termination fee income received in 2008 that did not occur in 2009. Equity in the loss from 111 Sutter Street increased by $602 from equity loss of $51 for the year ended December 31, 2008 to equity loss of $653 for the year ended December 31, 2009. The increase in loss at 111 Sutter Street was mainly a result of decreased occupancy.

Gain on foreign currency derivatives relates to the change in fair value of the foreign currency forward contracts that were held in 2008 and matured on December 31, 2008.

Discontinued Operations

	Total Fund Real Estate Investments
	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Discontinued Operations:
(Loss) income from discontinued operations	$(11,238)	$1,328	$(12,566)	(946.2)%
Gain on sale of discontinued operations	2,530	—	2,530	—

Total income from discontinued operations	$(8,708)	$1,328	$(10,036)	(755.7)%

Income from discontinued operations consists of the net income from Havertys Furniture, 25850 S. Ridgeland, Hagemeyer Distribution Center, Waipio Shopping Center, 9800 South Meridian and 18922 Forge Drive.

The decrease in (loss) income from discontinued operations is primarily related to $11,374 provision for impairment taken on Havertys Furniture, 25850 S. Ridgeland and 9800 South Meridian in 2009. In addition, there was a $1,003 loss on extinguishments of debt related to prepayment premiums and unamortized deferred financing fees for properties which were sold during 2009, and $302 related to partial period of ownership in 2009 for Hagemeyer Distribution Center and Waipio Shopping Center compared to a full year of ownership in the year ended December 31, 2008.

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

•    Other Fund level expenses

•    Lender escrow accounts for real estate taxes, insurance and capital expenditures

•    Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates

•    Proceeds from secured loans collateralized by individual properties

•    Proceeds from construction loans

•    Sales of our Common Stock, if we resume sales of Shares

Longer-term liquidity and capital needs such as:

•    Acquisitions of new real estate

•    Expansion of existing properties

•    Tenant improvements and leasing commissions

•    Debt repayment requirements, including both principal and interest

•    Repurchases of our Common Stock

• Sales of real estate investments • Draws from lender escrow accounts

The sources and uses of cash for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change
Net cash provided by operating activities	$19,040	$17,758	$1,282
Net cash provided by investing activities	42,680	37,384	5,296
Net cash used in financing activities	(72,548)	(27,305)	(45,243)

Our net cash flows provided by operating activities were impacted by a decrease in net loss attributable to the Fund of $3,971 primarily due to decreases in equity in loss of unconsolidated affiliates of $5,904, interest expense of $4,172 and depreciation and amortization of $7,110 partially offset by an increase in provision for impairments (including discontinued operations) of $6,953. Our working capital, which consists of cash, tenant accounts receivable and prepaid and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2009 and December 31, 2010 by the following items:

•	a decrease in tenant accounts receivable of $1,463 due to timing of collections in addition to prepaid expenses and other assets of $255 related to timing of payments; and

•

decreases in accrued real estate taxes of $2,081 due to successful real estate tax appeals at existing properties, manager and advisor fees payable of $628 due to a decrease in NAV during 2010 partially offset by an increase in accounts payable and accrued expenses of $820 due to timing of payments and

•	9800 South Meridian and 18922 Forge Drive no longer being consolidated as of January 1, 2010.

Cash provided by investing activities increased as a result of sale proceeds received from the Havertys Furniture and 25850 S. Ridgeland of $13,077 partially offset by an increase in loan escrow funding of $4,906 and a decrease in distributions received from unconsolidated affiliates of $1,820. Cash used in financing activities increased for the twelve months ended December 31, 2010 over the same period in 2009 as a result of (i) a decrease in Share issuances of $5,991, (ii) an increase net credit facility payments of $25,000 and (iii) an increase in principal payments on mortgage notes of $21,183, mainly related to the sale of Havertys Furniture and 25850 S. Ridgeland partially offset by no distributions being made in 2010 versus $7,217 of distributions in 2009.

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

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2010 and 2009 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	2010		2009
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$594,340	5.58%	$666,728	5.59%
Variable	—	—	31,111	2.06%

Total	$594,340	5.58%	$697,839	5.43%

Unconsolidated Debt

	2010		2009
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$87,133	5.60%	$88,688	5.60%
Variable	—	—	—	—

Total	$87,133	5.60%	$88,688	5.60%

We currently only have fixed-rate financing with maturities through 2027. At December 31, 2009, we had one floating rate loan at LIBOR plus 160 basis points (1.83% at December 31, 2009) and a borrowing on our line of credit at 2.24%.

Covenants

At December 31, 2010, we were in compliance with all debt covenants.

Line of Credit / Term Loan

On February 19, 2010, we replaced our existing line of credit with a $17,000 term loan with a $6,000 letter of credit sub-limit provided by PNC Bank, National Association. The term loan bore interest at LIBOR plus 3.75%, with a LIBOR floor of 1.00%. The term loan required quarterly principal amortization of $2,125 and could be prepaid without penalty. We fully paid the term loan on November 19, 2010.

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

Recent Events and Outlook

General Fund and Market Commentary

Given the uncertain economic climate and extraordinary conditions in the commercial real estate industry over the last few years, management made it a priority to implement a cash conservation strategy designed to strengthen our balance sheet and protect the value of the Fund’s assets. Through the establishment of cash reserves, management aims to equip the Fund with sufficient resources to address the portfolio’s fluctuating working capital needs, future capital expenditures, existing loan amortizations, and nearer-term debt maturities until market conditions stabilize. Several actions have been taken toward this objective including reductions in discretionary expenditures, reductions in fees, the suspension of dividend payments and the suspension of the redemption of Shares through tender offers, and lastly, selected property sales. The combination of suspending dividends and Share redemptions, coupled with the results from expense reductions and proceeds generated from property sales, has strengthened the Fund’s balance sheet and moved the Fund into an improved cash position: at December 31, 2010, the Fund had accumulated a cash balance of approximately $23,200 and had fully repaid its term loan, well in advance of its maturity, which had a balance of $17,000 during the first quarter of 2010.

As the U.S. economy continues on a path towards recovery, the commercial real estate markets have begun following suit. Many of the signals seen in the broader economic indicators have been mixed, which is the same as they have been for commercial real estate. The continuing uncertainty in the markets is a major issue for property investors currently. One of the most watched indicators in the private real estate space is the NPI. The

NPI for the fourth quarter was up 4.62%, with a 1.60% return from income and 3.02% from capital appreciation. This is the fourth quarter in a row that the NPI has been positive and the third quarter in a row that the appreciation component in particular has been positive. However, the NPI was in direct contradiction to Moody’s / REAL Commercial Property Price Index, which was down 2.7% from July through November. The difference in the two indicators could be a result of the fact that Moody’s uses actual transactional information while the NPI follows the valuations of a portfolio of properties over time.

Despite modest improvements in property market fundamentals and real estate capital markets, the Fund will continue to maintain a defensive tact until indications of a meaningful economic recovery become clearly evident. The Fund will continue its cash conservation initiatives designed to fortify the balance sheet and provide sufficient working capital to address the portfolio’s working capital needs, capital expenditures, loan amortizations, and nearer-term debt maturities. Opportunities to execute select property dispositions will continue to be evaluated as a means of generating additional liquidity, deleveraging, or reducing risk in the portfolio. Property sales will only be considered in situations where a fair and reasonable value may be achieved.

The challenge for the coming year and foreseeable future will be to balance the objectives of reducing portfolio risk through the establishment of increased cash reserves and retirement of debt while also returning to one of our original and primary objectives, that being to distribute free cash flow generated from property investments. However, until a marked improvement in the economy is realized and there is clearer evidence of a stabilization of property values, cash conservation will remain a near-term priority of the Fund. To help advance this initiative and as mentioned in previous investor quarterly letters, Bank of America has reduced its portion of the management fee on the Fund, resulting in a decrease in the management fee from 1.5% on NAV to 0.85%. This fee reduction is intended to reduce Fund expenses and benefit investors. Additionally, as fees paid to the Manager and Advisor are based upon the NAV of the Fund, as the NAV has declined their compensation has been significantly reduced.

While we historically provided limited liquidity to our stockholders by conducting tender offers, we did not and do not guarantee that sufficient cash will be available at any particular time to fund repurchases of our Shares. In this regard, we did not conduct a tender offer during the years ended December 31, 2009 and 2010, and, in order to preserve cash in light of the current market environment, we do not intend to repurchase Shares for the immediate future. The timing of future tender offers, if any, will be at the discretion of our board of directors, based on, among other things, the Fund’s need for liquidity.

The Fund is considering additional property dispositions as a means of generating cash. Selective dispositions will be considered in situations where a fair and reasonable value may be achieved and the transaction furthers the Fund’s strategic goals. The Fund will consider dispositions of non-strategic properties when it creates liquidity, deleverages the Fund and reduces risk (debt maturity and tenant lease related risk). The Fund does not intend to participate in distressed asset sales that negatively impact the Fund’s longer-term performance.

Fourth Quarter NAV

In the fourth quarter of 2010, the Fund’s NAV decreased by $1.91 per share from $49.60 per share at September 30, 2010 to $47.69 per share at December 31, 2010. During the quarter, 23% of the portfolio was externally appraised while the balance of the portfolio was internally valued using methodologies consistent with those of external appraisers. Overall, the Fund’s property values at pro-rata share decreased 2.8%, resulting in a $1.32 per share negative contribution to NAV primarily related to retail tenant bankruptcies. The fourth quarter NAV was increased by $1.04 from property operations. The total property related NAV impact resulted in a $0.28 per share decline.

The Fund’s NAV was further decreased due to the continued decline in the fair value of the Fund’s debt which fluctuates in tandem with market interest rates. Given that interest rates have continued to hover at historically low levels and the availability of credit has increased, the Fund’s debt mark-to-market has declined significantly. As a result, the valuation of the Fund’s fixed-rate loans had a negative $1.63 impact on share value in the fourth quarter.

Although the debt mark-to-market had a negative impact on share value, management views the erosion of the accumulated debt component of the NAV as a positive trend since the debt valuation is a diminishing asset that will eventually amortize to zero. While the debt mark-to-market constituted over 30% of the Fund’s NAV at its peak in the third quarter of 2009, today’s NAV per share of $47.69 is comprised of 2%, or $0.99, debt value and 98%, or $46.70, asset or property value. Management believes this strengthening of asset value relative to debt value will help preserve the Fund’s NAV in the long term.

2011 Key Initiatives

In 2011, the Advisor will continue its ongoing evaluation of our investment in Monument IV at Worldgate. While the outcomes of this evaluation cannot be determined at this time, the Advisor continues to closely monitor this investment and its ongoing fit within the Fund’s current strategy. The property is located in the steadily recovering Washington, D.C. submarket of Herndon, VA, directly visible from the Dulles Toll Road. As of this filing, the single tenant of the building, Fannie Mae, has not renewed its lease. Fannie Mae’s lease expires on December 31, 2011 and they did not exercise their market renewal option which expired on December 31, 2010. Upon the expiration of this option the Advisor retained a local leasing agent and this agent has begun a broad marketing campaign for the building as available for lease. Based upon the results of this marketing campaign along with feedback from local investment sales brokers and mortgage bankers, a specific hold, sale or refinance strategy will be developed for this property as its existing fixed-rate mortgage loan matures on September 1, 2011. Over the next few months, the Advisor will decide the strategic direction for this investment, which could include selling the property or refinancing a portion of the loan and using cash reserves to pay down the loan and re-tenant the building. Under either alternative, the Advisor believes Monument IV at Worldgate continues to represent significant value to the Fund.

2010 Key Events and Accomplishments

On February 19, 2010, the Fund obtained a new two year $17,000 amortizing term loan to replace the expiring working capital line of credit. The term loan allowed the Fund to temporarily retain cash reserves that would be needed to fund a portion of our capital expenditures, mortgage principal amortization and other working capital requirements. Based upon the success of our cash conservation strategies and the accumulation of sufficient cash balances, the term loan was fully repaid in the fourth quarter of 2010, well in advance of its February 2012 maturity.

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

On April 15, 2010, the Fund sold Havertys Furniture and 25850 S. Ridgeland for a combined sales price of $54,060. In conjunction with the sale of the properties, the Fund paid off the mortgage loans associated with Havertys Furniture, 25850 S. Ridgeland and Georgia Door Sales Distribution Center, which as of the date of sale, totaled approximately $46,924. As a result of these sales and payoffs of the mortgage notes payable, the Fund’s cash balance increased by approximately $5,730 and Georgia Door Sales Distribution Center is now owned free and clear of any debt. Also on April 15, 2010, the Fund removed Georgia Door Sales Distribution Center, 105 Kendall Park Lane, and 4001 North Norfleet Road from held for sale status.

On September 30, 2010, we assigned our 90% ownership interests in 9800 South Meridian to our local operating partner. This suburban-Denver, Colorado office building suffered from significant vacancy and the Advisor’s outlook for this property and the local market had grown increasingly negative. Further, this property’s loan was scheduled to mature in January 2011 and the lender was unwilling to offer an extension. Rather than invest significant additional capital to refinance and re-tenant this property, we assigned our interests in exchange for a full release from future funding obligations. The Fund did not recognize a loss on this assignment as the investment was previously recorded at $0.

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

Contractual Cash Obligations and Commitments

The following table below aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2010. The table does not include commitments with respect to the purchase of services from the Manager and the Advisor, as future payments due on such commitments cannot be determined.

Obligations	Total	Payments due by period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$850,393	$81,640	$234,317	$283,328	$251,108
Loan escrows	4,068	2,690	749	484	145
Tenant obligations	1,693	1,627	37	5	24

Total	$856,154	$85,957	$235,103	$283,817	$251,277

(1)	Includes interest expense calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2010, which was 5.60%.

As our portfolio of properties has been relatively static over the last two years (except for selected dispositions) and in response to the broader financial crisis and recessionary environment, we have prioritized the use of cash generated from operations and dispositions to strengthen our balance sheet. This strengthening has occurred as we have reduced all borrowings on our former line of credit, and we have substantially increased our liquidity through accumulating cash reserves that may be necessary for the management of our properties.

We have one long-term debt maturity balloon payment due in September 2011 collateralized by Monument IV at Worldgate in the aggregate amount of $35,245. We will either sell this property, refinance this loan, or refinance a portion of this loan, with a new long-term loan funding the difference with cash on hand. However, there can be no assurance that we will have such cash available at the time this debt matures.

We intend to actively monitor and manage our available liquidity to ensure the long-term viability of the Fund.

Commitments

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At December 31, 2010, we had approximately $1,046 deposited in this escrow, and we expect to fund approximately $855 during 2011. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At December 31, 2010, our capital account escrow account balance was $359. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At December 31, 2010, our insurance and real estate tax escrow balance was $748. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

The mortgage loan collateralized by Metropolitan Park North required that on April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space currently occupied by Nordstrom, a major anchor tenant of the building. We satisfied this reserve requirement with a letter of credit, which was posted on March 23, 2009. Since Nordstrom has determined they will not renew their lease at Metropolitan Park North, we were obligated to post an additional $2,800 reserve into the escrow on September 30, 2010. We did not post the $2,800 reserve and have received an extension through February 9, 2011. On February 9, 2011, we amended the mortgage loan collateralized by Metropolitan Park North. The terms of the modification include an agreement to sweep all future cash flow to the lender. Additionally, the borrower, a wholly owned entity of ours, was released from its obligation to post a $2,800 letter of credit. Other amendments include changing the loan to interest only until February 1, 2012, and granting the lender certain approval rights over various operating decisions.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should Fannie Mae, the sole tenant at this property, not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from Fannie Mae at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the lease. We had not received Fannie Mae’s notice of intent to renew at September 1, 2010, and rental payments totaling $978 have been reserved. We expect to fund approximately $2,316 during 2011. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has renewed its lease or the space has been re-leased to a new tenant(s).

The debt associated with six of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of December 31, 2010, we had deposited approximately $191 into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of their desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of December 31, 2010, we have not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as additional collateral for mortgage debt on properties we own. At December 31, 2010 and 2009, we had approximately $5,580 and $5,580, respectively, in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2010, we had consolidated debt of $594,340, none of which is variable-rate debt. Including the $1,536 net discount on the assumption of debt, we have consolidated debt of $592,804 at December 31, 2010.

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

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2010, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $27,860 lower than the carrying value of $594,340. If treasury rates were 25 basis points higher at December 31, 2010, the fair value of our mortgage notes payable and other debt payable would have been approximately $33,052 lower than the carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the year ended December 31, 2010, we recognized a foreign currency translation gain of $501 and for the year ended December 31, 2009, we recognized a foreign currency translation gain of $1,846. At December 31, 2010, a 10% unfavorable exchange rate movement would have decreased our foreign currency translation loss by approximately $1,035 to a foreign currency translation loss of approximately $534.

Item 8.	Financial Statements and Supplementary Data.

See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as the end of the period covered by this report. Based on management’s evaluation as of December 31, 2010, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-2, is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2011 annual meeting of stockholders (our “2011 Proxy Statement”) that we intend to file with the SEC no later than May 2, 2011.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors,” “Information Regarding the Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2011 Proxy Statement is incorporated by reference. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

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

The information appearing in our 2011 Proxy Statement under the headings “Compensation,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

We do not have any compensation plans pursuant to which our equity securities are authorized for issuance.

The information appearing in our 2011 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information appearing in our 2011 Proxy Statement under the headings “Information Regarding the Board of Directors and its Committees” and “Transactions with Related Persons, and Certain Control Persons” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information appearing in our 2011 Proxy Statement under the headings “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” is incorporated herein by reference.

PART IV

Dollars are shown in thousands except Share and per Share amounts.

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements: See “Index to Financial Statements” at page F-1 below.

(2)	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2010” at page F-26 below.

(3)	The Index of Exhibits below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Excelsior LaSalle Property Fund, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR LASALLE PROPERTY FUND, INC.

	By:	/S/ JAMES D. BOWDEN
Date: March 3, 2011		James D. Bowden President, Chief Executive Officer

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

Signature	Title	Date

/S/ JAMES D. BOWDEN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2011

/S/ STEVEN L. SUSS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2011

/S/ THOMAS F. MCDEVITT	Chairman of the Board of Directors	March 3, 2011

/S/ VIRGINIA G. BREEN	Director	March 3, 2011

/S/ JONATHAN B. BULKELEY	Director	March 3, 2011

/S/ PETER H. SCHAFF	Director	March 3, 2011

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc. (Incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006).

3.2	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc., Adopted by the Board of Directors on December 18, 2006 (Incorporated by reference to Exhibit 3.2 to the Fund’s Annual Report on Form 10-K filed with the SEC on March 16, 2007).

4.1	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc. (Incorporated by reference to Exhibit 4.1 to the Fund’s Annual Report on Form 10-K filed with the SEC on March 7, 2008).

10.1	Amended and Restated Management Agreement by and between Excelsior LaSalle Property Fund, Inc. and Bank of America Capital Advisors, Inc., dated as of June 19, 2007 (Incorporated by reference to Exhibit 10.1 to the Fund’s Annual Report on Form 10-K filed with the SEC on March 7, 2008).

10.2	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of June 16, 2004 (Incorporated by reference to Exhibit 10.3 to the Fund’s Annual Report on Form 10-K filed with the SEC on March 15, 2010).

10.3	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of September 8, 2004 (Incorporated by reference to Exhibit 10.4 to the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006).

10.4	Investment Advisory Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of December 23, 2004 (Incorporated by reference to Exhibit 10.5 to the Fund’s Annual Report on Form 10-K filed with the SEC on March 15, 2010).

10.5	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of December 23, 2004 (Incorporated by reference to Exhibit 10.6 to the Fund’s Annual Report on Form 10-K filed with the SEC on March 15, 2010).

10.6	Investment Advisory Agreement Assumption Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A., LaSalle Investment Management, Inc. and UST Advisers, Inc. dated as of December 16, 2005 (Incorporated by reference to Exhibit 10.7 to the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006).

10.7	Excelsior LaSalle Property Fund, Inc. Expense Limitation and Reimbursement Agreement, by and between Excelsior LaSalle Property Fund, Inc. and Bank of America Capital Advisors LLC, dated as of January 7, 2010 (Incorporated by reference to Exhibit 99.1 to the Fund’s Current Report on Form 8-K filed with the SEC on January 8, 2010).

10.8	Purchase Agreement for Metropolitan Park North (Incorporated by reference to Exhibit 10.9 to the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006).

10.9	Purchase and Sale Agreement for The District at Howell Mill, dated May 13, 2007, by and among The District at Howell Mill, LLC, ELPF Howell Mill, LLC and Calloway Title and Escrow, L.L.C. (Incorporated by reference to Exhibit 10.10 to the Fund’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.10*	Real Estate Purchase and Sale Agreement among Cabana Beach of San Marcos, L.P., Cabana South Beach Apartments LP and Excelsior LaSalle Property Fund, Inc. dated September 14, 2007 (the “Purchase and Sale Agreement”) (Incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007).

Exhibit Number	Description

10.11	First Amendment to the Purchase and Sale Agreement dated October 1, 2007 (Incorporated by reference to Exhibit 10.2 to the Fund’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007).

10.12*	Second Amendment to the Purchase and Sale Agreement dated October 9, 2007 (Incorporated by reference to Exhibit 10.3 to the Fund’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007).

10.13	Third Amendment to the Purchase and Sale Agreement dated October 11, 2007 (Incorporated by reference to Exhibit 10.4 to the Fund’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007).

10.14	Fourth Amendment to the Purchase and Sale Agreement dated October 12, 2007 (Incorporated by reference to Exhibit 10.5 to the Fund’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007).

10.15	Amendment No. 1, dated December 4, 2009, to the Amended and Restated Management Agreement by and between Excelsior LaSalle Property Fund, Inc. and Bank of America Capital Advisors, Inc., dated as of June 19, 2007 (Incorporated by reference to Exhibit 10.15 to the Fund’s Annual Report on Form 10-K filed with the SEC on March 15, 2010).

10.16	Amendment to the Investment Advisory Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of September 15, 2005 (Incorporated by reference to Exhibit 10.16 to the Fund’s Annual Report on Form 10-K filed with the SEC on March 15, 2010).

14	Excelsior LaSalle Property Fund, Inc. Code of Business Conduct and Ethics Policy (Incorporated by reference to Exhibit 14 to the Fund’s Annual Report on Form 10-K filed with the SEC on March 7, 2008).

21	Subsidiaries of Excelsior LaSalle Property Fund, Inc.

24	Power of Attorney (see signature page to this Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission (the “SEC”) pursuant to confidential treatment requests filed with and approved by the SEC under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

As of December 31, 2010, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The effectiveness of our internal control over financial reporting has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which is included on page F-3 of this Form 10-K.

/S/ JAMES D. BOWDEN
James D. Bowden President and Chief Executive Officer

/S/ STEVEN SUSS
Steven Suss Chief Financial Officer

March 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Excelsior LaSalle Property Fund, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of equity, and of cash flows present fairly, in all material respects, the financial position of Excelsior LaSalle Property Fund, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule as of December 31, 2010 and for the two years then ended listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 3, 2011

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

	December 31,
	2010	2009
ASSETS
Investments in real estate:
Land (including from VIEs of $32,593 and $43,579, respectively)	$110,332	$125,108
Buildings and equipment (including from VIEs of $238,500 and $260,935, respectively)	709,408	750,419
Less accumulated depreciation (including from VIEs of $(24,846) and $(20,323), respectively)	(76,028)	(60,307)

Net property and equipment	743,712	815,220
Investments in unconsolidated real estate affiliates	27,675	29,851
Investments in real estate and other assets held for sale	—	52,136

Net investments in real estate	771,387	897,207
Cash and cash equivalents (including from VIEs of $2,637 and $4,851, respectively)	33,431	44,258
Restricted cash (including from VIEs of $1,454 and $2,234, respectively)	11,751	6,574
Tenant accounts receivable, net (including from VIEs of $1,164 and $1,470, respectively)	2,254	3,717
Deferred expenses, net (including from VIEs of $1,113 and $1,707, respectively)	4,137	4,996
Acquired intangible assets, net (including from VIEs of $5,568 and $6,617, respectively)	42,097	53,548
Deferred rent receivable, net (including from VIEs of $711 and $1,472, respectively)	4,769	5,722
Prepaid expenses and other assets (including from VIEs of $442 and $572, respectively)	863	1,118

TOTAL ASSETS	$870,689	$1,017,140

LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $191,288 and $225,363, respectively)	$592,804	$654,086
Liabilities held for sale	—	43,352
Accounts payable and other accrued expenses (including from VIEs of $2,536 and $3,157, respectively)	10,377	9,557
Accrued interest (including from VIEs of $928 and $1,057, respectively)	2,541	3,055
Accrued real estate taxes (including from VIEs of $477 and $1,211, respectively)	2,162	4,243
Manager and advisor fees payable	777	1,405
Acquired intangible liabilities, net (including from VIEs of $0 and $82, respectively)	9,319	12,119

TOTAL LIABILITIES	617,980	727,817
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,135,635 shares issued and outstanding at December 31, 2010 and 2009	41	41
Additional paid-in capital	453,244	453,244
Accumulated other comprehensive income	462	(39)
Distributions to stockholders	(78,361)	(78,361)
Accumulated deficit	(133,939)	(98,246)

Total Excelsior LaSalle Property Fund, Inc. stockholders’ equity	241,447	276,639

Noncontrolling interests	11,262	12,684

Total equity	252,709	289,323

TOTAL LIABILITIES AND EQUITY	$870,689	$1,017,140

The abbreviation “VIEs” above means Variable Interest Entities.

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except per share amounts

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues:
Minimum rents	$77,356	$76,726	$78,750
Tenant recoveries and other rental income	18,339	20,182	19,112

Total revenues	95,695	96,908	97,862
Operating expenses:
Real estate taxes	10,255	11,807	11,769
Property operating	24,038	24,268	23,453
Manager and advisor fees	3,264	6,413	9,035
Fund level expenses	1,822	2,354	2,444
Provision for doubtful accounts	889	861	935
General and administrative	1,036	1,518	1,000
Provision for impairment of real estate, net	27,201	7,312	—
Depreciation and amortization	28,894	32,359	55,759

Total operating expenses	97,399	86,892	104,395

Operating (loss) income	(1,704)	10,016	(6,533)
Other income and (expenses):
Interest income	17	84	293
Interest expense	(34,920)	(34,931)	(36,035)
Loss on extinguishment of debt	(73)	—	—
Equity in (loss) income of unconsolidated affiliates	(2,373)	(8,277)	1,230
Gain on foreign currency derivative	—	—	1,492

Total other income and (expenses)	(37,349)	(43,124)	(33,020)

Loss from continuing operations	(39,053)	(33,108)	(39,553)
Discontinued operations:
Income (loss) from discontinued operations	1,501	(11,238)	1,328
Gain on sale of discontinued operations	822	2,530	—

Total income (loss) from discontinued operations	2,323	(8,708)	1,328

Net loss	(36,730)	(41,816)	(38,225)

Plus: Net loss attributable to the noncontrolling interests	1,090	2,205	5,651

Net loss attributable to Excelsior LaSalle Property Fund, Inc.	(35,640)	(39,611)	(32,574)
Other comprehensive income (loss):
Foreign currency translation adjustment	501	1,846	(2,848)

Total other comprehensive income (loss)	501	1,846	(2,848)

Net comprehensive loss	$(35,139)	$(37,765)	$(35,422)

Net (loss) income from continuing operations attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(9.18)	$(7.49)	$(8.87)
Total income (loss) from discontinued operations per share-basic and diluted	$0.56	$(2.10)	$0.35
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(8.62)	$(9.59)	$(8.52)

Weighted average common stock outstanding-basic and diluted	4,135,635	4,128,290	3,822,484

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF EQUITY

$ in thousands, except per share amounts

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2007	3,586,850	$36	$386,527	$963	$(48,323)	$(23,127)	$15,519	$331,595
Issuance of common stock	654,450	6	79,872	—	—	—	—	79,878
Repurchase of common stock	(208,737)	(2)	(22,591)	—	—	(2,934)	—	(25,527)
Net loss	—	—	—	—	—	(32,574)	(5,651)	(38,225)
Other comprehensive loss	—	—	—	(2,848)	—	—	—	(2,848)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	5,964	5,964
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(789)	(789)
Distributions declared ($7.00 per share)	—	—	—	—	(26,432)	—	—	(26,432)

Balance, December 31, 2008	4,032,563	$40	$443,808	$(1,885)	$(74,755)	$(58,635)	$15,043	$323,616
Issuance of common stock	103,072	1	9,436	—	—	—	—	9,437
Net loss	—	—	—	—	—	(39,611)	(2,205)	(41,816)
Other comprehensive income	—	—	—	1,846	—	—	—	1,846
Cash contributed from noncontrolling interests	—	—	—	—	—	—	639	639
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(793)	(793)
Distributions declared ($0.875 per share)	—	—	—	—	(3,606)	—	—	(3,606)

Balance, December 31, 2009 (previously reported)	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,246)	$12,684	$289,323
Cumulative effect of change in accounting principle	—	—	—	—	—	(53)	(104)	(157)

Balance, January 1, 2010	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,299)	$12,580	$289,166
Issuance of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(35,640)	(1,090)	(36,730)
Other comprehensive income	—	—	—	501	—	—	—	501
Cash contributed from noncontrolling interests	—	—	—	—	—	—	529	529
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(757)	(757)
Distributions declared ($0.00 per share)	—	—	—	—	—	—	—	—

Balance, December 31, 2010	4,135,635	$41	$453,244	$462	$(78,361)	$(133,939)	$11,262	$252,709

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,730)	$(41,816)	$(38,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (including discontinued operations)	19,429	22,574	22,619
Amortization of in-place lease intangible assets (including discontinued operations)	8,856	12,774	37,220
Amortization of net above-and below-market in-place leases (including discontinued operations)	(1,783)	(1,068)	(1,552)
Amortization of financing fees (including discontinued operations)	848	864	921
Amortization of debt premium and discount (including discontinued operations)	(214)	(214)	(184)
Amortization of lease commissions (including discontinued operations)	727	774	405
Gain on sale of discontinued operations	(822)	(2,530)	—
Loss on extinguishment of debt (including discontinued operations)	242	90	—
Gain on foreign currency derivative	—	—	(1,492)
Receipt on net settlement of foreign currency derivative	—	—	985
Provision for doubtful accounts	889	861	935
Provision for impairment of real estate (including discontinued operations)	25,639	18,686	—
Equity in loss (income) of unconsolidated affiliates	2,373	8,277	(1,230)
Distributions of income received from unconsolidated affiliates	—	—	911
Net changes in assets and liabilities:
Tenant accounts receivable	333	(665)	(2,809)
Deferred rent receivable	368	(878)	(1,679)
Prepaid expenses and other assets	249	468	3,034
Manager and advisor fees payable	(628)	(960)	(442)
Accounts payable and other accrued expenses	(736)	521	566

Net cash provided by operating activities	19,040	17,758	19,983
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	—	(850)	(35,262)
Proceeds from sales of real estate investments	53,382	40,305	—
Capital improvements and lease commissions	(3,612)	(3,620)	(6,579)
Deposits refunded for investments under contract	—	—	1,700
Distributions received from unconsolidated affiliates in excess of income	999	2,819	2,856
Loan escrows	(6,176)	(1,270)	(648)
Effect of change in accounting principle to beginning cash	(1,913)	—	—

Net cash provided by (used in) investing activities	42,680	37,384	(37,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	5,991	71,430
Repurchase of common stock	—	—	(25,527)
Distributions to stockholders	—	(7,217)	(17,019)
Distributions paid to noncontrolling interests	(757)	(793)	(789)
Contributions received from noncontrolling interests	529	639	1,030
Return of loan commitments	—	—	349
Draws on credit facility	—	21,500	48,500
Payments on credit facility/term loan	(17,500)	(14,000)	(67,500)
Debt issuance costs	(205)	—	(516)
Proceeds from mortgage notes and other debt payable	—	7	19,731
Principal payments on mortgage notes and other debt payable	(54,615)	(33,432)	(3,678)

Net cash (used in) provided by financing activities	(72,548)	(27,305)	26,011

Net (decrease) increase in cash and cash equivalents	(10,828)	27,837	8,061
Effect of exchange rates	1	26	(52)
Cash and cash equivalents at the beginning of the year	44,258	16,395	8,386

Cash and cash equivalents at the end of the year	$33,431	$44,258	$16,395

Supplemental disclosure of cash flow information:
Interest paid	$35,681	$39,076	$41,141

Interest capitalized	$—	$—	$17

Non-cash activities:
Write-offs of receivables	$780	$654	$856
Write-offs of retired assets	1,594	1,182	184
Change in liability for capital expenditures	172	728	262
Stock issued through dividend reinvestment plan	—	3,446	8,448
Assumption of mortgage loan and other debt payable	—	1,050	35,081
Acquisition of intangible liability	—	2,110	—
Distributions payable	—	—	7,057
Noncontrolling interests	—	—	4,934

*	See note 5 for discussion of deconsolidation of assets and liabilities due to change in accounting principle applied on January 1, 2010.

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except per share amounts

NOTE 1—ORGANIZATION

General

Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Fund” refer to Excelsior LaSalle Property Fund, Inc.

The Fund is a Maryland corporation and was incorporated on May 28, 2004. The Fund was created to provide accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 100,000,000 of our Class A common stock, $0.01 par value per share (our “Common Stock” or “Shares”). Please note that while we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company” as that term is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”), and will not be registered under the Investment Company Act.

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

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of December 31, 2010, we wholly or majority owned and controlled 34 consolidated properties. As of December 31, 2010, we owned interests in two unconsolidated properties.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-K and Rule 10-01 of Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of variable interest entities in which we own less than a 100% interest. Prior to January 1, 2010, in determining whether we had a controlling interest in a non-wholly owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the members as well as whether the entity was a variable interest entity in which the Fund would absorb the majority of the entity’s expected losses, if they occurred, or receive the majority of the expected residual returns, if they occurred, or both. On January 1, 2010, the Fund adopted revised guidance regarding the consolidation of variable interest entities (see Note 4). With respect to our 80% interest in 111 Sutter Street, we have concluded that we do not control the entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing collateralized by assets of the venture. All significant intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling interests represent the minority members’ proportionate share of the equity in The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, The Lodge of Athens, Campus Lodge Columbia, The Edge at Lafayette and Campus Lodge Tampa. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the implied fair value, based on the purchase price. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2010, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above.

Certain of the Fund’s joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Fund is not obligated to purchase the interest of its outside joint venture partners.

Certain reclassifications of prior period amounts have been made to the consolidated balance sheets and consolidated statements of operations and comprehensive income. These reclassifications have been made to conform to the 2010 presentation. These reclassifications have not changed the Fund’s financial position as of December 31, 2010 and 2009 or consolidated results of operations or cash flows for the years ended December 31, 2010 and 2009.

Investments in Real Estate

Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of carrying value of the asset over its estimated fair value will be charged to operations. Properties held-for-sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Fair value is based upon the property’s most recent valuation. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. The Fund recorded net impairment charges on consolidated real estate properties for year ended 2010 and 2009 totaling $25,639 and $18,686, respectively, including discontinued operations.

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

To the extent that the Fund’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and liabilities included in the Fund’s share of equity in income (loss) of the unconsolidated affiliates.

The Fund evaluates the carrying value of its investments in unconsolidated joint ventures in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. During 2009, we determined that an other than temporary decline in the value of our investment in Legacy Village existed and we recognized an impairment charge of $7,269. Due to the uncertain economic climate, we will continue to monitor this investment’s value on an on-going basis and will continue to assess the value of its investment in accordance with the authoritative guidance. The Fund concluded that it did not have a “other than temporary” impairment in any of its investments in unconsolidated joint ventures in 2010.

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. For the years ended December 31, 2010, 2009 and 2008, $751, $822 and $1,829, respectively, have been recognized as net straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases). Also included, as an increase to rent revenue, for the years ended December 31, 2010, 2009 and 2008, are $1,783, $1,068 and $1,552, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.

Percentage rents are recognized when earned as certain tenant sales volume targets, as specified by the lease terms, are met. For the years ended December 31, 2010, 2009 and 2008, $133, $247 and $574 in the aggregate, respectively, have been recognized in tenant recoveries and other rental income.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At December 31, 2010 and 2009, our allowance for doubtful accounts was $819 and $710, respectively.

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

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease as a component of depreciation and amortization expense. Deferred expenses accumulated amortization at December 31, 2010 and 2009 was $3,384 and $3,321, respectively.

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

Acquisitions

We use estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, building and other identifiable asset and liability intangibles. We record land and building values using an as-if-vacant methodology. We record above- and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease plus any below-market lease extension option periods. We amortize the capitalized above-market lease values as a reduction of minimum rents over the remaining non-cancelable terms of the respective leases. We amortize the capitalized below-market lease values as an increase to minimum rents over the term of the respective leases plus any below-market lease extension option terms. Should a tenant terminate its lease prior to the contractual expiration, the unamortized portion of the above-market and below-market in-place lease value is immediately charged to minimum rents.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. As of December 31, 2010, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 1 to 29 years.

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles, acquired ground lease intangibles, and tenant improvements and lease commissions funding commitment, which are reported net of accumulated amortization of $41,737 and $45,414 at December 31, 2010 and 2009, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $13,158 and $17,177 at December 31, 2010 and 2009, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.

Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2010 is as follows:

	Acquired in-place leases	Acquired above- market leases	Below- market ground leases	Acquired below- market leases
2011	$7,372	$562	$146	$(2,548)
2012	5,149	333	146	(1,279)
2013	4,183	246	146	(1,063)
2014	3,379	179	146	(1,024)
2015	3,129	115	146	(977)
Thereafter	7,423	123	9,174	(2,428)

	$30,635	$1,558	$9,904	$(9,319)

Stock Redemptions

The Fund retires common stock repurchased through the Share Repurchase Program (See Note 7). The excess of redemption price over the stockholders’ cost basis in the underlying stock is charged to retained earnings.

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

At December 31, 2010 and 2009, we held one investment outside the United States. For the years ended December 31, 2010, 2009 and 2008, total revenues of this foreign investment were $4,274, $3,902 and $4,226, respectively. For the years ended December 31, 2010, 2009 and 2008 total revenues of U.S. domiciled investments were $93,069, $106,582 and $109,208, respectively. At December 31, 2010 and 2009, total assets of our foreign investment were $41,388 and $40,878, respectively. The change in total assets from December 31, 2009 to December 31, 2010 at our foreign investment was mainly a result of the change in foreign currency rate on those dates. At December 31, 2010 and 2009, total assets of U.S domiciled investments were $829,301 and $976,262, respectively.

Assets and Liabilities Measured at Fair Value

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

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. The fair value of our notes receivable was approximately $762 higher than the aggregate carrying amount at December 31, 2009. We had no outstanding notes receivable at December 31, 2010. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable was approximately $27,860 and $85,067 lower than the aggregate carrying amounts at December 31, 2010 and 2009, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

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

NOTE 3—PROPERTY

The primary reason we make acquisitions of real estate investments in the retail, office, industrial, and apartment property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The consolidated properties held within the Fund as of December 31, 2010 were as follows:

Property	Sector	Square Feet (Unaudited)	Location	Ownership %	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	100%	8/27/2004	$59,608
Georgia Door Sales Distribution Center	Industrial	254,000	Austell, GA	100%	2/10/2005	8,500
105 Kendall Park Lane	Industrial	409,000	Atlanta, GA	100%	6/30/2005	18,781
Marketplace at Northglenn	Retail	439,000	Northglenn, CO	100%	12/21/2005	91,476
CHW Medical Office Portfolio (1)	Office	755,000	CA and AZ	100%	12/21/2005	136,761
Metropolitan Park North	Office	187,000	Seattle, WA	100%	3/28/2006	89,179
Stirling Slidell Shopping Centre (2)	Retail	139,000	Slidell, LA	100%	12/14/2006	23,367
4001 North Norfleet Road	Industrial	702,000	Kansas City, MO	100%	2/27/2007	37,579
Station Nine Apartments	Apartment	312,000	Durham, NC	100%	4/16/2007	56,417
4 Research Park Drive (3)	Office	60,000	St. Charles, MO	100%	6/13/2007	11,330
36 Research Park Drive	Office	81,000	St. Charles, MO	100%	6/13/2007	17,232
The District at Howell Mill (4)	Retail	306,000	Atlanta, GA	87.85%	6/15/2007	78,661
Canyon Plaza (5)	Office	199,000	San Diego, CA	100%	6/26/2007	54,973
Railway Street Corporate Centre	Office	137,000	Calgary, Canada	100%	8/30/2007	42,614
Cabana Beach San Marcos (6)	Apartment	278,000	San Marcos, TX	78%	11/21/2007	29,375
Cabana Beach Gainesville (6)	Apartment	545,000	Gainesville, FL	78%	11/21/2007	74,277
Campus Lodge Athens (6)	Apartment	229,000	Athens, GA	78%	11/21/2007	20,980
Campus Lodge Columbia (6)	Apartment	256,000	Columbia, MO	78%	11/21/2007	24,852
The Edge at Lafayette (6)	Apartment	207,000	Lafayette, LA	78%	1/15/2008	26,870
Campus Lodge Tampa (6)	Apartment	431,000	Tampa, FL	78%	2/29/2008	46,787

(1)	Consists of a portfolio of leasehold interests in fifteen medical office buildings located throughout Southern California and the greater Phoenix metropolitan area. The buildings are all subject to ground leases expiring in 2078. Acquisition price includes the assumption of four fixed-rate mortgage loans for approximately $84,300 at a weighted average interest rate of 5.77%, maturing in 2013 and 2014. From the acquisition date until December 31, 2007, we owned a 95% membership interest in the portfolio at which time we acquired the remaining 5% interest from an unrelated third party.
(2)	Acquisition price includes the assumption of an approximate $14,000, 5.15% fixed-rate mortgage loan maturing in 2014.
(3)	Acquisition price includes the assumption of an approximate $7,400, 6.05% fixed-rate mortgage loan maturing in 2015.
(4)	The other owner, owning a 12.15% interest, is an unrelated third party. Acquisition price includes the assumption of an approximate $35,000, 5.30% fixed-rate mortgage loan maturing in 2027.
(5)	Acquisition price includes the assumption of an approximate $31,000, 5.90% fixed-rate mortgage loan maturing in 2017.
(6)	The other owner, owning a 22% interest, is an investment fund advised by our Advisor and in which the parent company of our Advisor owns a noncontrolling interest.

Impairment of Investments in Real Estate previously held for sale

In December 2009, we determined that five properties we designated as held for sale were impaired at the date the properties were classified as held for sale. These properties included 25850 S. Ridgeland, Georgia Door Sales Distribution Center, 105 Kendall Park Lane, Havertys Furniture and 4001 North Norfleet Road. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying values of these investments exceeded their fair value less cost to sell and recorded impairment in the amount of $18,686 for the year ended December 31, 2009. At March 31, 2010, we reevaluated these assets for further impairment and determined that 25850 S. Ridgeland, Georgia Door Sales Distribution Center and 4001 North Norfleet Road were further impaired. As such, we recognized additional impairment charges of approximately $1,471. The impairment stemmed from continuing deterioration of real estate market fundamentals. Upon our reevaluation of 105 Kendall Park Lane and Havertys Furniture we determined that the fair values less costs to sell increased since our initial evaluation. As such, we recorded a recovery of previously recorded impairment of approximately $3,574. The additional impairment charges and the recovery of previously recorded impairment related to 25850 S. Ridgeland and Havertys Furniture are included within income from discontinued operations on the consolidated statements of operations and comprehensive loss.

On April 15, 2010, we removed Georgia Door Sales Distribution Center, 105 Kendall Park Lane and 4001 North Norfleet Road from held for sale and placed them into held for use status at their fair value on that date (which was less than reinstating these investments at cost less depreciation catch up). Upon recording the properties at the fair value on April 15, 2010, the Fund recorded a recovery of previously recorded provision for impairment of approximately $1,039.

Impairment of Investments in Real Estate held for use

In December 2010, we determined that Metropolitan Park North was impaired. In accordance with the authoritative guidance for impairment of long-lived assets held for use, we determined the carrying value of this investment exceeded the undiscounted cash flows over our expected hold period. As such, we recognized an impairment charge of approximately $28,781 on Metropolitan Park North, which represents the difference between the fair value and the carrying value of the property. The impairment stemmed from the near term debt maturity, the unwillingness of the lender to negotiate a material loan modification and the main tenant of the building not renewing their lease.

In September 2009, we determined that 9800 South Meridian was impaired. In accordance with the authoritative guidance for impairment of long-lived assets held for use, we determined the carrying value of this investment exceeded the undiscounted cash flows over our expected hold period. As such, we recognized an impairment charge of approximately $5,604 on 9800 South Meridian, which represents the difference between the fair value and the carrying value of the property. The impairment stemmed from the near term debt maturity coupled with deteriorating real estate market fundamentals. In December 2009, we determined that no additional indicators of impairment exist.

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

On April 15, 2010, we sold Havertys Furniture, an 808,000 square foot industrial center located in Braselton, GA for $35,000 resulting in a gain of $113. On the same day, we also sold 25850 S. Ridgeland, a 719,000 square foot industrial center located in Monee, IL for $19,060 resulting in a gain of $709. The results of operations and gain on sale of the properties are reported as discontinued operations for all periods presented.

As of December 31, 2009, Havertys Furniture and 25850 S. Ridgeland were classified as held for sale. The Fund’s investment in real estate and other assets held for sale is comprised of:

	Date of Sale	December 31, 2009
Land	$6,478	$6,412
Buildings and equipment, net	36,007	34,768
Acquired intangible assets, net	5,144	5,119
Other assets, net	6,564	5,837

Total assets	$54,193	$52,136

The Fund’s disposed real estate investment liabilities were as follows:

	Date of Sale	December 31, 2009
Mortgage notes and other debt payable	$42,029	$42,432
Other liabilities	948	920

Total liabilities	$42,977	$43,352

The following table summarizes income (loss) from discontinued operations for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010	Year Ended December 31, 2009 (a)	Year Ended December 31, 2008 (a)
Total revenue	$1,647	$13,577	$15,572
Real estate taxes	(290)	(2,180)	(1,960)
Property operating	(60)	(1,865)	(2,274)
General and administrative	(2)	(107)	(105)
Net recovery of (provision) for impairment	1,562	(11,374)	—
Depreciation and amortization	(118)	(3,763)	(4,485)
Loss on extinguishment of debt	(638)	(1,003)	—
Interest income	89	327	350
Interest expense	(689)	(4,850)	(5,770)

Income (loss) from discontinued operations	$1,501	$(11,238)	$1,328

(a)	9800 South Meridian and 18922 Forge Drive were deconsolidated as of January 1, 2010 (see Note 5). For the years ending December 31, 2009 and 2008 these properties are included in discontinued operations above.

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

During the second quarter of 2010, the Advisor determined that the conditions in the capital markets were not opportune to dispose of Georgia Door Sales Distribution Center, 105 Kendall Park Lane and 4001 North Norfleet Road, which as of December 15, 2009 were classified as held for sale. The properties were returned to continuing operations for all periods presented. On April 15, 2010, we placed the properties into held for use status at their fair value on that date, which was less than historical cost less catch up of depreciation. Upon recording the properties at the fair value on April 15, 2010, the Fund recorded a recovery of previously recorded provision for impairment of approximately $1,039.

NOTE 4—VARIABLE INTEREST ENTITIES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the consolidation of variable-interest entities, which required the Fund to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Fund has determined that the activities that most significantly impact the VIEs economic performance include, but are not limited to, decisions related to leasing, budgets, finance and selling. VIEs that have been consolidated have been determined by the Fund to either be under the control of the Fund due to its involvement in significant decisions or the power is shared by a related party and the Fund has the rights to substantially all of the economics of that VIE. VIEs in which the significant decisions require unanimous approval by all members are no longer consolidated despite the Fund having the rights to substantially all of the economics of the VIE, which previously required the Fund to consolidate these VIEs. The Fund adopted this guidance on January 1, 2010 and has determined to deconsolidate 9800 South Meridian and 18922 Forge Drive. In both of these cases, the Fund determined that its equity interest in the real estate assets represented a variable interest in a VIE, but it lacked the power to direct the activities that most significantly impact the VIE’s economic performance. The Fund recognized an impairment of approximately $53 to re-measure these investments to their values as of the deconsolidation date as if they had always been accounted for under the equity method of accounting. The write down was reported as a cumulative effect of a change of accounting principle, increasing the beginning accumulated deficit balance as of January 1, 2010, on the Consolidated Statements of Equity. Our adoption on January 1, 2010, resulted in the following impacts in our Consolidated Balance Sheets: (1) assets decreased by $34,198 primarily related to net investment in real estate; (2) liabilities decreased by $34,041 primarily related to mortgage notes payable; and (3) total equity decreased by $157. On September 30, 2010, the Fund assigned the interests in these investments to our operating partner (see Note 5).

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

9800 South Meridian and 18922 Forge Drive

At September 30, 2010, the Fund assigned its 90% interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner and subsequently received a distribution of $1,000 from property cash reserves. The Fund recorded a loss on the assignment of its interest in 18922 Forge Drive of $428 which is included in equity in loss of unconsolidated affiliates on the Consolidated Statement of Operations and Comprehensive Loss. The Fund recorded no loss on its assignment of interest in 9800 South Meridian as the investment was previously revalued to $0. The Fund has no further involvement in and no obligation to fund the investments in 9800 South Meridian and 18922 Forge Drive subsequent to assigning its interests.

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

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2010	December 31, 2009
ASSETS
Investments in real estate, net	$157,509	$160,803
Cash and cash equivalents	3,609	2,551
Other assets, net	16,567	18,893

TOTAL ASSETS	$177,685	$182,247

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$147,197	$150,382
Other liabilities	9,496	9,200

TOTAL LIABILITIES	156,693	159,582
Members’ Equity	20,992	22,665

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$177,685	$182,247

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2010	December 31, 2009
Members’ equity	$20,992	$22,665
Less: other members’ equity	(8,217)	(8,157)
Basis differential in investment in unconsolidated real estate affiliates, net (a)	14,900	15,343

Investments in unconsolidated real estate affiliates	$27,675	$29,851

(a)	The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The Fund amortizes the basis differential over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Total revenues	$30,875	$28,292	$32,990
Total operating expenses	23,382	20,692	22,301

Operating income	7,493	7,600	10,689
Total other expenses	9,872	8,652	8,775

Net (loss) income	$(2,379)	$(1,052)	$1,914

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net (loss) income of unconsolidated real estate affiliates	$(2,379)	$(1,052)	$1,914
Other members’ share of net loss (income)	663	245	(317)
Adjustment for basis differential in investment in unconsolidated real estate affiliates	(228)	(197)	(367)
Other expense from unconsolidated real estate affiliates	(1)	(4)	—
Impairment of investments in unconsolidated real estate affiliates	—	(7,269)	—
Loss on assignment of 18922 Forge Drive	(428)	—	—

Fund equity in (loss) income of unconsolidated real estate affiliates	$(2,373)	$(8,277)	$1,230

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

Property	Maturity Date	Fixed / Floating	Stated Rate	Amount payable as of
				December 31, 2010	December 31, 2009
Monument IV at Worldgate	September 1, 2011	Fixed	5.29%	$35,616	$36,264
105 Kendall Park Lane	September 1, 2012	Fixed	4.92%	12,659	12,933
4001 North Norfleet Road	March 1, 2013	Fixed	5.60%	24,230	24,230
Metropolitan Park North	April 1, 2013	Fixed	5.73%	60,480	61,000
36 Research Park Drive	July 1, 2013	Fixed	5.60%	10,990	11,050
CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	16,627	16,949
CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	14,471	14,752
CHW Medical Office Portfolio	November 1, 2013	Fixed	5.75%	14,986	15,276
CHW Medical Office Portfolio	March 1, 2014	Fixed	5.79%	32,763	33,377
Stirling Slidell Shopping Centre	April 1, 2014	Fixed	5.15%	13,059	13,326
Cabana Beach San Marcos	December 1, 2014	Fixed	5.57%	19,404	19,650
Cabana Beach Gainesville	December 1, 2014	Fixed	5.57%	48,493	49,108
Campus Lodge Athens	December 1, 2014	Fixed	5.57%	13,551	13,723
Campus Lodge Columbia	December 1, 2014	Fixed	5.57%	16,137	16,341
The Edge at Lafayette	February 1, 2015	Fixed	5.57%	17,281	17,466
4 Research Park Drive	March 1, 2015	Fixed	6.05%	6,794	6,966
Marketplace at Northglenn	January 1, 2016	Fixed	5.50%	61,984	62,894
Campus Lodge Tampa	October 1, 2016	Fixed	5.95%	33,500	33,500
Station Nine Apartments	May 1, 2017	Fixed	5.50%	36,885	36,885
The District at Howell Mill	June 1, 2017	Fixed	6.14%	10,000	10,000
Canyon Plaza	June 1, 2017	Fixed	5.90%	29,883	30,289
Railway Street Corporate Centre (1)	September 1, 2017	Fixed	5.16%	29,547	28,270
The District at Howell Mill	March 1, 2027	Fixed	5.30%	35,000	35,000
9800 South Meridian (2)	—	Floating	LIBOR + 3.50%	—	13,611
18922 Forge Drive (2)	—	Fixed	6.24%	—	19,050
Georgia Door Sales Distribution Center (3)	—	Fixed	5.31%	—	4,948

TOTAL MORTGAGE NOTES OF HELD FOR USE PROPERTIES				$594,340	$636,858
Line of Credit	—	Floating	2.24%	—	17,500
Other debt payable	—	Fixed	7.00%	—	1,050
Net debt discount on assumed debt				(1,536)	(1,322)

MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$592,804	$654,086

25850 S. Ridgeland (4)	—	Fixed	5.05%	$—	$15,749
Havertys Furniture (4)	—	Fixed	5.23%	—	16,582
Havertys Furniture (4)	—	Fixed	6.19%	—	10,101

TOTAL MORTGAGE NOTES OF HELD FOR SALE PROPERTIES				$—	$42,432

(1)	This loan is denominated in Canadian dollars, but is reported in US dollars at the exchange rate in effect on the balance sheet date.
(2)	This property and its related loan were deconsolidated January 1, 2010 (see Note 4) and then assigned to our operating partner on September 30, 2010 (see Note 5).
(3)	The loan associated with this property was paid off using proceeds from properties sold April 15, 2010 resulting in a loss on early debt retirement of $73.
(4)	The loan associated with this property was designated as held for sale on December 15, 2009.

We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows:

Property	Debt Premium / (Discount)	Effective Interest Rate
CHW Medical Office Portfolio	$837	5.41%
Stirling Slidell Shopping Centre	(121)	5.57%
4 Research Park Drive	(9)	6.17%
The District at Howell Mill	(3,137)	6.34%
Canyon Plaza	(165)	6.10%
Campus Lodge Tampa	1,059	5.95%

Net debt discount on assumed debt	$(1,536)

Aggregate principal payments of mortgage notes payable as of December 31, 2010 are as follows:

Year	Amount
2011	$41,930
2012	19,835
2013	143,618
2014	140,016
2015	25,677
Thereafter	223,264

Total	$594,340

Land, buildings, equipment, and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $955,000 and $1,071,000 at December 31, 2010 and 2009, respectively, have been pledged as collateral.

Covenants

At December 31, 2010, we were in compliance with all debt covenants.

Line of Credit / Term Loan

On February 19, 2010, we replaced our existing line of credit with a $17,000 term loan with a $6,000 letter of credit sub-limit provided by PNC Bank, National Association. The term loan bore interest at LIBOR plus 3.75%, with a LIBOR floor of 1.00%. The term loan required quarterly principal amortization of $2,125 and could be prepaid without penalty. We fully paid the term loan on November 19, 2010.

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

We identify and retain independent third-party real estate appraisal firms that appraise each Investment not less than annually beginning one year after acquisition. During the first three quarters after acquisition, the Investment will be carried at capitalized cost and reviewed quarterly for material events at the property or market level that may require an adjustment of the Investment’s valuation.

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

Stock Subscriptions

We have historically and may in the future sell additional Shares through private placements to accredited investors when and if market conditions permit. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price (as defined under the heading “Current Share Price Calculation” in Item 5 of this Form 10-K). Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At December 31, 2010 and December 31, 2009, no subscription commitments were held in escrow. For the year ended December 31, 2010, we sold no Shares. For the year ended December 31, 2009 we sold 63,871 Shares for $5,991 to subscribers whose funds were held in the escrow account. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Share Repurchase Program

Tender Offers. Pursuant to our Share Repurchase Program (the “Repurchase Program”), we may provide limited liquidity to our stockholders by conducting tender offers pursuant to which we would offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares, if any. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders.

No Obligation to Repurchase Shares

We will only offer to repurchase Shares through tender offers and then only to the extent that we have sufficient cash available to repurchase Shares consistent with principles of prudent portfolio management and to the extent that such repurchases (i) are consistent with applicable REIT rules and federal securities laws and (ii) would not require the Fund to register as an investment company under the Investment Company Act. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares, and we will be under no obligation to conduct such tender offers or to make such cash available. In determining the Tender Offer Amount, we will act in the best interest of the stockholders and may take into account our need for cash to pay operating expenses, debt service, distributions to stockholders and other obligations. We did not conduct any tender offers during 2010 and 2009, and, in order to preserve cash given the current market environment, the Fund does not intend to repurchase shares for the immediate future.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the year ended December 31, 2010, we did not issue Shares under the dividend reinvestment plan. For the year ended December 31, 2009 we issued 39,201 Shares for approximately $3,446 under the plan.

Earnings Per Share (“EPS”)

Basic per share amounts are based on the weighted average of shares outstanding of 4,135,635, 4,128,290 and 3,822,484 for the years ended December 31, 2010, 2009 and 2008, respectively. We have no dilutive or potentially dilutive securities.

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of revenue and expense recognition, the estimated useful lives used to compute depreciation, and gains on the sale of real property.

The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2010		2009		2008
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	—	—	—	—	—	—
Capital gains	—	—	—	—	—	—
Return of capital	—	—	$2.625	100%	$7.00	100%

Total	—	—	$2.625	100%	$7.00	100%

NOTE 8—RENTALS UNDER OPERATING LEASES

We receive rental income from operating leases. The minimum future rentals from consolidated properties, including those listed as held for sale, based on operating leases in place at December 31, 2010 are as follows:

Year	Amount (1)
2011	$65,228
2012	35,988
2013	29,075
2014	24,271
2015	20,877
Thereafter	43,165

Total	$218,604

(1)	Amounts included related to Railway Street Corporate Centre have been converted from Canadian dollars to U.S. dollars using the appropriate exchange rate as of December 31, 2010.

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses.

During the year ended December 31, 2010, 2009 and 2008, no individual tenant accounted for greater than 10% of minimum base rents.

The majority of the change from 2011 future rents to 2012 is the related to our apartment properties which usually have a one year lease life.

NOTE 9—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we paid each of the Manager and Advisor an annual fixed fee equal to 0.75% of the Fund’s net asset value (“NAV), calculated quarterly. Effective January 1, 2010, the Manager’s fixed fee was reduced from 0.75% of NAV to 0.10% of NAV. The fixed portion of the management and advisory fees for the years ended December 31, 2010, 2009 and 2008 were $1,868, $4,792 and $7,122, respectively. Included in Manager and Advisor fees payable at December 31, 2010 and 2009 was $468 and $1,017, respectively, of fixed fee expense.

To the extent that the Fund builds a cash reserve generated by capital raised through the sale of Shares to stockholders, the Manager and Advisor have agreed to waive 1.0% of their combined 1.5% fixed fee expense on that cash reserve to reduce the dilutive impact to stockholders created by maintaining cash reserves.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount based on cash flows, as defined in the Advisory Agreement, calculated quarterly. The Manager will be allocated an increasing proportion of the variable fee to the extent the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor as the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. Effective January 1, 2010, the Manager waived its participation in the variable fee. The total variable fee for the years ended December 31, 2010, 2009 and 2008 was $1,396, $1,621 and $1,913, respectively. Included in manager and advisor fees payable at December 31, 2010 and 2009 was $252 and $388 of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. Total acquisition fees for the years ended December 31, 2010, 2009 and 2008 were $0, $9 and $357, respectively. There were no acquisition fees included in manager and advisory fees payable at December 31, 2010 and 2009, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful investments made by us and unsuccessful acquisitions for the years ended December 31, 2010, 2009 and 2008 were $0, $0 and $243, respectively. There were no reimbursable due diligence costs included in accounts payable and other accrued expenses at December 31, 2010 and 2009, respectively. Beginning January 1, 2009, acquisition fees and due diligence costs for acquisitions were expensed as incurred. The Advisor does not receive a disposition fee for selling real estate investments.

On December 23, 2004, we entered into an expense limitation agreement (the “Expense Limitation Agreement”), which limits certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or share offering, printing costs, mailing costs, fees associated with our board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Manager in a year that Fund expenses are less than 0.75% of NAV, but only to the extent Fund expenses do not exceed the expense limitation. Fund expenses for the years ended December 31, 2010, 2009 and 2008 were limited to $1,648, $2,396 and $3,511, respectively. Actual Fund level expenses for the year ended December 31, 2010 were $136 more than the amount allowed under the Expense Limitation Agreement and will be the responsibility of the Manager. The Expense Limitation Agreement expired on December 31, 2010, going forward, the Fund will be responsible for all expenses as incurred. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the expense limitation agreement, such as expenses related to unsuccessful acquisitions and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 4 Research Park Drive and 36 Research Park Drive. For the years ended December 31, 2010, 2009 and 2008, JLL was paid $165, $167 and $147, respectively, for property management services performed. In 2008, JLL was paid $61 in loan placement fees related to the mortgage debt on The Edge at Lafayette. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis. JLL was paid $137, $60 and $36 for leasing services for the years ending December 31, 2010, 2009 and 2008, respectively.

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

The Fund has mortgage notes payable to BAC, an affiliate of the Manager, collateralized by Monument IV at Worldgate and Station Nine Apartments. BANA was the lender on up to $7,143 of the Fund’s old line of credit, which expired in February 2010. Interest and fees paid to BAC and BANA related to the loans for the year ended December 31, 2010, 2009 and 2008 were $3,998, $4,067 and $4,255, respectively. Included in mortgage notes and other debt payable at December 31, 2010 and 2009 was approximately $72,501 and $75,649 of debt payable to BAC and BANA, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At December 31, 2010, we had approximately $1,046 deposited in this escrow, and we expect to fund approximately $855 during 2011. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At December 31, 2010, our capital account escrow account balance was $359. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At December 31, 2010, our insurance and real estate tax escrow balance was $748. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

The mortgage loan collateralized by Metropolitan Park North required that on April 1, 2009 we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space currently occupied by Nordstrom, a major anchor tenant of the building. We satisfied this reserve requirement with a letter of credit, which was posted on March 23, 2009. Since Nordstrom has determined they will not renew their lease at Metropolitan Park North, we were obligated to post an additional $2,800 reserve into the escrow on September 30, 2010. We did not post the $2,800 reserve and have received an extension through February 9, 2011. See Note 12 regarding an amendment to the mortgage loan.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should Fannie Mae, the sole tenant at this property, not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from Fannie Mae at the earlier of September 1, 2010 or upon the tenant delivering a notice of its intent not to renew the lease. We had not received Fannie Mae’s notice of intent to renew at September 1, 2010, and cash totaling $978 have been reserved in restricted cash. We expect to fund approximately $2,316 during 2011. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding; and (2) either the tenant has renewed its lease or the space has been re-leased to a new tenants(s).

The debt associated with six of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of December 31, 2010, we had deposited approximately $191 into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of their desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of December 31, 2010, we have not received an expansion notice from the tenant.

NOTE 11—QUARTERLY FINANCIAL INFORMATION

EXCELSIOR LASALLE PROPERTY FUND, INC.

QUARTERLY FINANCIAL INFORMATION

(UNAUDITED)

	Three Months Ended March 31, 2010	Three Months Ended June 30, 2010	Three Months Ended September 30, 2010	Three Months Ended December 31, 2010
Total revenues	$23,841	$23,975	$23,907	$23,972
Operating income	7,306	7,274	5,296	(21,580)
Loss from continuing operations	(1,825)	(1,781)	(4,164)	(31,283)
Total Income from discontinued operations	2,012	311	—	—
Net income (loss) attributable to Excelsior LaSalle Property Fund, Inc.	438	(1,196)	(3,635)	(31,247)
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$0.11	$(0.29)	$(0.88)	$(7.56)

Weighted average common stock outstanding-basic and diluted	4,135,635	4,135,635	4,135,635	4,135,635

	Three Months Ended March 31, 2009	Three Months Ended June 30, 2009	Three Months Ended September 30, 2009	Three Months Ended December 31, 2009
Total revenues	$24,621	$23,900	$24,051	$24,336
Operating income	4,477	4,357	3,526	(2,344)
Loss from continuing operations	(4,035)	(9,554)	(5,483)	(14,036)
Total Income (loss) from discontinued operations	466	1,034	(4,554)	(5,654)
Net loss attributable to Excelsior LaSalle Property Fund, Inc.	(3,305)	(8,141)	(8,775)	(19,390)
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(0.81)	$(1.97)	$(2.12)	$(4.69)

Weighted average common stock outstanding-basic and diluted	4,110,725	4,130,811	4,135,635	4,135,635

All significant fluctuations between the quarters are attributable to dispositions made in 2010 and 2009, impairment charges taken during 2010 and 2009 as well as the deconsolidation of 9800 South Meridian and 18922 Forge Drive.

NOTE 12—SUBSEQUENT EVENTS

On February 9, 2011, we amended the mortgage loan collateralized by Metropolitan Park North. The terms of the modification include an agreement to sweep all future cash flow to the lender. Additionally, the borrower, a wholly owned entity of ours, was released from its obligation to post a $2,800 letter of credit (see Note 10). Other amendments include changing the loan to interest only until February 1, 2012, and granting the lender certain approval rights over various operating decisions.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2010

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Consolidated Properties:
Monument IV at Worldgate—Herndon, VA, Office	$35,616	$5,186	$57,013	—	$(1,641)	—	$5,186	$55,372	$60,558
Georgia Door Sales Distribution Center—Austell, GA, Industrial	—	1,651	5,570	(130)	(339)	—	1,521	5,231	6,752
105 Kendall Park Lane—Atlanta, GA, Industrial	12,659	2,656	12,836	(293)	(1,241)	—	2,363	11,595	13,958
Marketplace at Northglenn—Northglenn, CO, Retail	61,984	15,658	66,217	(55)	1,360	—	15,603	67,577	83,180
CHW Medical Office Portfolio:
300 Old River Road—Bakersfield, CA, Office	3,808	—	5,943	—	275	—	—	6,218	6,218
500 West Thomas Road—Phoenix, AZ, Office	18,884	—	25,789	—	1,483	—	—	27,272	27,272
500 Old River Road—Bakersfield, CA, Office	3,010	—	4,396	—	412	—	—	4,808	4,808
1500 S. Central Ave—Glendale, CA, Office	4,349	—	5,253	—	359	—	—	5,612	5,612
14600 Sherman Way—Van Nuys, CA, Office	5,427	—	6,348	—	954	—	—	7,302	7,302
14624 Sherman Way—Van Nuys, CA, Office	4,696	—	7,685	—	690	—	—	8,375	8,375
18350 Roscoe Blvd—Northridge, CA, Office	8,264	—	10,584	—	871	—	—	11,455	11,455
18460 Roscoe Blvd—Northridge, CA, Office	1,399	—	2,940	—	2	—	—	2,942	2,942
18546 Roscoe Blvd—Northridge, CA, Office	3,330	—	5,580	—	789	—	—	6,369	6,369
4545 East Chandler—Chandler, AZ, Office	5,213	—	5,345	—	216	—	—	5,561	5,561
485 South Dobson—Chandler, AZ, Office	5,043	—	6,785	—	186	—	—	6,971	6,971
1501 North Gilbert—Gilbert, AZ, Office	4,550	—	4,750	—	355	—	—	5,105	5,105
116 South Palisade—Santa Maria, CA, Office	2,402	—	3,190	—	118	—	—	3,308	3,308
525 East Plaza—Santa Maria, CA, Office	4,659	—	7,511	—	1,077	—	—	8,588	8,588
10440 East Riggs—Chandler, AZ, Office	3,813	—	3,017	—	224	—	—	3,241	3,241
Metropolitan Park North—Seattle, WA, Office	60,480	10,900	64,006	(4,293)	(22,808)	—	6,607	41,198	47,805
Stirling Slidell Shopping Centre—Slidell, LA, Retail	13,059	5,442	16,843	—	3	—	5,442	16,846	22,288
4001 North Norfleet Road—Kansas City, MO, Industrial	24,230	2,134	31,397	(205)	(2,769)	—	1,929	28,628	30,557
Station Nine Apartments—Durham, NC, Apartment	36,885	9,690	43,400	—	559	—	9,690	43,959	53,649
4 Research Park Drive—St. Charles, MO, Office	6,794	1,830	6,743	—	(2)	—	1,830	6,741	8,571
36 Research Park Drive—St. Charles, MO, Office	10,990	2,655	11,089	—	(2)	—	2,655	11,087	13,742
The District at Howell Mill—Atlanta, GA, Retail	45,000	10,000	56,040	—	696	—	10,000	56,736	66,736
Canyon Plaza—San Diego, CA, Office	29,883	14,959	32,909	—	1,120	—	14,959	34,029	48,988
Railway Street Corporate Centre—Calgary, Canada, Office	29,547	6,022	35,441	(79)	78	—	5,943	35,519	41,462
Cabana Beach San Marcos—San Marcos, TX, Apartment	19,404	2,530	24,421	—	365	—	2,530	24,786	27,316
Cabana Beach Gainesville—Gainesville, FL, Apartment	48,493	7,244	60,548	—	912	—	7,244	61,460	68,704
Campus Lodge Columbia—Columbia, MO, Apartment	16,137	2,079	20,838	—	342	—	2,079	21,180	23,259
Campus Lodge Athens—Athens, GA, Apartment	13,551	1,754	17,311	—	(588)	—	1,754	16,723	18,477
The Edge at Lafayette—Lafayette, LA, Apartment	17,281	1,782	23,266	—	252	—	1,782	23,518	25,300
Campus Lodge Tampa—Tampa, FL, Apartment	33,500	7,205	33,310	—	786	—	7,205	34,096	41,301
Sherman Way Land—Van Nuys, CA, Land	—	4,010	—	—	—	—	4,010	—	4,010

Total Consolidated Properties	$594,340	$115,387	$724,314	$(5,055)	$(14,906)	$—	$110,332	$709,408	$819,740

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2010—(Continued)

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Consolidated Properties:
Monument IV at Worldgate—Herndon, VA, Office	$6,883	2001	8/27/2004	50 years
Georgia Door Sales Distribution Center—Austell, GA, Industrial	632	1994/1996	2/10/2005	50 years
105 Kendall Park Lane—Atlanta, GA, Industrial	1,334	2002	6/30/2005	50 years
Marketplace at Northglenn—Northglenn, CO, Shopping Center	6,786	1999-2001	12/21/2005	50 years
CHW Medical Office Portfolio:
300 Old River Road—Bakersfield, CA, Office	788	1992	12/21/2005	40 years
500 West Thomas Road—Phoenix, AZ, Office	3,968	1994	12/21/2005	40 years
500 Old River Road—Bakersfield, CA, Office	669	1992	12/21/2005	40 years
1500 S. Central Ave—Glendale, CA, Office	798	1980	12/21/2005	40 years
14600 Sherman Way—Van Nuys, CA, Office	1,064	1991	12/21/2005	40 years
14624 Sherman Way—Van Nuys, CA, Office	1,131	1981	12/21/2005	40 years
18350 Roscoe Blvd—Northridge, CA, Office	1,606	1979	12/21/2005	40 years
18460 Roscoe Blvd—Northridge, CA, Office	367	1991	12/21/2005	40 years
18546 Roscoe Blvd—Northridge, CA, Office	811	1991	12/21/2005	40 years
4545 East Chandler—Chandler, AZ, Office	753	1994	12/21/2005	40 years
485 South Dobson—Chandler, AZ, Office	917	1984	12/21/2005	40 years
1501 North Gilbert—Gilbert, AZ, Office	659	1997	12/21/2005	40 years
116 South Palisade—Santa Maria, CA, Office	449	1995	12/21/2005	40 years
525 East Plaza—Santa Maria, CA, Office	1,381	1995	12/21/2005	40 years
10440 East Riggs—Chandler, AZ, Office	423	1996	12/21/2005	40 years
Metropolitan Park North—Seattle, WA, Office	6,081	2001	3/28/2006	50 years
Stirling Slidell Shopping Centre—Slidell, LA, Shopping Center	1,376	2003	12/14/2006	50 years
4001 North Norfleet Road—Kansas City, MO, Industrial	2,212	2007	2/27/2007	50 years
Station Nine Apartments—Durham, NC, Apartment	3,381	2005	4/16/2007	50 years
4 Research Park Drive—St. Charles, MO, Office	483	2000/2004	6/13/2007	50 years
36 Research Park Drive—St. Charles, MO, Office	795	2007	6/13/2007	50 years
The District at Howell Mill—Atlanta, GA, Retail	4,065	2006	6/15/2007	50 years
Canyon Plaza—San Diego, CA, Office	3,069	1986/1993	6/26/2007	40 years
Railway Street Corporate Centre—Calgary, Canada, Office	2,367	2007	8/30/2007	50 years
Cabana Beach San Marcos—San Marcos, TX, Apartment	3,682	2006	11/21/2007	50 years
Cabana Beach Gainesville—Gainesville, FL, Apartment	7,779	2005/2007	11/21/2007	50 years
Campus Lodge Columbia—Columbia, MO, Apartment	3,070	2005	11/21/2007	50 years
Campus Lodge Athens—Athens, GA, Apartment	1,091	2003	11/21/2007	50 years
The Edge at Lafayette—Lafayette, LA, Apartment	2,603	2007	1/15/2008	50 years
Campus Lodge Tampa—Tampa, FL, Apartment	2,555	2001	2/29/2008	40 years
Sherman Way Land—Van Nuys, CA, Land	—	—	8/28/2009	—

Total Consolidated Properties	$76,028

Reconciliation of Real Estate

Consolidated Properties	2010	2009
Balance at beginning of year	$875,527	$961,915
Additions	2,873	6,136
Deductions	(1,594)	(1,182)
Write-downs for impairment charges	(25,763)	(17,308)
Changes related to foreign currency	1,792	5,766
Dispositions	—	(34,550)
Reclassified as held for sale	—	(45,250)
Deconsolidation	(33,095)	—

Balance at close of year	$819,740	$875,527

Reconciliation of Accumulated Depreciation

Consolidated Properties	2010	2009
Balance at beginning of year	$60,307	$44,888
Additions	19,429	22,575
Deductions	(1,594)	(1,182)
Changes related to foreign currency	91	189
Dispositions	—	(2,093)
Reclassified as held for sale	—	(4,070)
Deconsolidation	(2,205)	—

Balance at close of year	$76,028	$60,307