Form 10-Q
period 2011-03-31
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2011-05-09
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

The registrant has determined that it is a Non-accelerated filer because no public trading market exists for its common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on May 9, 2011 was 4,135,635.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Investments in real estate:
Land (including from VIEs of $32,593 and $32,593, respectively)	$110,510	$110,332
Buildings and equipment (including from VIEs of $238,753 and $238,500, respectively)	710,258	709,408
Less accumulated depreciation (including from VIEs of $(26,408) and $(24,846), respectively)	(79,763)	(76,028)

Net property and equipment	741,005	743,712
Investments in unconsolidated real estate affiliates	27,035	27,675

Net investments in real estate	768,040	771,387
Cash and cash equivalents (including from VIEs of $2,979 and $2,637, respectively)	34,817	33,431
Restricted cash (including from VIEs of $2,939 and $1,454, respectively)	9,975	11,751
Tenant accounts receivable, net (including from VIEs of $1,196 and $1,164, respectively)	2,162	2,254
Deferred expenses, net (including from VIEs of $1,050 and $1,113, respectively)	4,263	4,137
Acquired intangible assets, net (including from VIEs of $5,441 and $5,568, respectively)	40,071	42,097
Deferred rent receivable, net (including from VIEs of $664 and $711, respectively)	4,558	4,769
Prepaid expenses and other assets (including from VIEs of $360 and $442, respectively)	618	863

TOTAL ASSETS	$864,504	$870,689

LIABILITIES AND EQUITY
Mortgage notes payable, net (including from VIEs of $190,891 and $191,288, respectively)	$588,171	$592,804
Accounts payable and other accrued expenses (including from VIEs of $2,580 and $2,536, respectively)	9,720	10,377
Accrued interest (including from VIEs of $926 and $928, respectively)	2,796	2,541
Accrued real estate taxes (including from VIEs of $858 and $477, respectively)	2,351	2,162
Manager and advisor fees payable	788	777
Acquired intangible liabilities, net	8,681	9,319

TOTAL LIABILITIES	612,507	617,980
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,135,635 shares issued and outstanding at March 31, 2011 and December 31, 2010	41	41
Additional paid-in capital	453,244	453,244
Accumulated other comprehensive income	796	462
Distributions to stockholders	(78,361)	(78,361)
Accumulated deficit	(135,074)	(133,939)

Total Excelsior LaSalle Property Fund, Inc. stockholders’ equity	240,646	241,447

Noncontrolling interests	11,351	11,262

Total equity	251,997	252,709

TOTAL LIABILITIES AND EQUITY	$864,504	$870,689

The abbreviation “VIEs” above means Variable Interest Entities.

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

$ in thousands, except per share amounts

(Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Revenues:
Minimum rents	$19,723	$19,363
Tenant recoveries and other rental income	4,360	4,478

Total revenues	24,083	23,841
Operating expenses:
Real estate taxes	2,518	2,304
Property operating	5,604	5,676
Manager and advisor fees	788	994
Fund level expenses	387	491
Provision for doubtful accounts	314	234
General and administrative	216	210
Net recovery of provision for impairment of real estate	—	(541)
Depreciation and amortization	6,437	7,167

Total operating expenses	16,264	16,535

Operating income	7,819	7,306
Other expenses:
Interest expense	(8,318)	(8,731)
Equity in loss of unconsolidated affiliates	(640)	(400)

Total other expenses	(8,958)	(9,131)

Loss from continuing operations	(1,139)	(1,825)
Discontinued operations:
Income from discontinued operations	—	2,012

Total income from discontinued operations	—	2,012

Net (loss) income	(1,139)	187

Net loss attributable to the noncontrolling interests	4	251

Net (loss) income attributable to Excelsior LaSalle Property Fund, Inc.	(1,135)	438
Other comprehensive income:
Foreign currency translation adjustment	334	351

Total other comprehensive income	334	351

Net comprehensive (loss) income	$(801)	$789

Net loss from continuing operations attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(0.27)	$(0.38)
Total income from discontinued operations per share-basic and diluted	—	$0.49
Net (loss) income attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(0.27)	$0.11

Weighted average common stock outstanding-basic and diluted	4,135,635	4,135,635

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF EQUITY

$ in thousands, except per share amounts

(Unaudited)

			Additional Paid in Capital	Other Comprehensive Income	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2011	4,135,635	$41	$453,244	$462	$(78,361)	$(133,939)	$11,262	$252,709
Net loss	—	—	—	—	—	(1,135)	(4)	(1,139)
Other comprehensive income	—	—	—	334	—	—	—	334
Cash contributed from noncontrolling interests	—	—	—	—	—	—	401	401
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(308)	(308)

Balance, March 31, 2011	4,135,635	$41	$453,244	$796	$(78,361)	$(135,074)	$11,351	$251,997

			Additional Paid In Capital	Other Comprehensive (Loss) Income	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2010 (previously reported)	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,246)	$12,684	$289,323
Cumulative effect of change in accounting principle	—	—	—	—	—	(53)	(104)	(157)

Balance, January 1, 2010	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,299)	$12,580	$289,166
Net income (loss)	—	—	—	—	—	438	(251)	187
Other comprehensive income	—	—	—	351	—	—	—	351
Cash contributed from noncontrolling interests	—	—	—	—	—	—	66	66
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(113)	(113)

Balance, March 31, 2010	4,135,635	$41	$453,244	$312	$(78,361)	$(97,861)	$12,282	$289,657

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,139)	$187
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation (including discontinued operations)	4,335	4,778
Amortization of in-place lease intangible assets (including discontinued operations)	1,932	2,326
Amortization of net above- and below-market in-place leases (including discontinued operations)	(497)	(381)
Amortization of financing fees (including discontinued operations)	153	188
Amortization of debt premium and discount (including discontinued operations)	(54)	(54)
Amortization of lease commissions (including discontinued operations)	170	162
Provision for doubtful accounts	314	234
Deferred rent (including discontinued operations)	215	206
Recovery of provision for impairment of real estate (including discontinued operations)	—	(2,103)
Equity in loss of unconsolidated affiliates	640	400
Net changes in assets and liabilities:
Tenant accounts receivable	(221)	(131)
Prepaid expenses and other assets	245	260
Manager and advisor fees payable	11	(411)
Accounts payable and accrued expenses	(218)	(1,615)

Net cash provided by operating activities	5,886	4,046
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements and lease commissions	(818)	(416)
Loan escrows	1,776	(2,222)
Effect of change in accounting principle to beginning cash	—	(1,913)

Net cash provided by (used in) investing activities	958	(4,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to noncontrolling interests	(308)	(113)
Contributions received from noncontrolling interests	401	66
Payments on credit facility	—	(4,400)
Debt issuance costs	(89)	(184)
Principal payments on mortgage notes payable	(5,467)	(1,734)

Net cash used in financing activities	(5,463)	(6,365)

Net increase (decrease) in cash and cash equivalents	1,381	(6,870)
Effect of exchange rates	5	3
Cash and cash equivalents at the beginning of the period	33,431	44,258

Cash and cash equivalents at the end of the period	$34,817	$37,391

Supplemental disclosure of cash flow information:
Interest paid (including discontinued operations)	$7,968	$9,251

Non-cash activities:
Write-offs of receivables	$88	$126
Write-offs of retired assets	759	96
Change in liability for capital expenditures	10	126

* See Note 4 for discussion of deconsolidation of assets and liabilities due to change in accounting principle applied on January 1, 2010.

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except per share amounts

(Unaudited)

NOTE 1—ORGANIZATION

General

Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Fund” refer to Excelsior LaSalle Property Fund, Inc.

The Fund is a Maryland corporation and was incorporated on May 28, 2004. The Fund was created to provide accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) with an opportunity to participate in a private real estate investment fund that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 100,000,000 of our Class A common stock, $0.01 par value per share (our “Common Stock” or “Shares”). Please note that while we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company” as that term is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”), and will not be registered under the Investment Company Act.

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

The Manager has retained The Townsend Group, at the expense of the Manager, to assist the Manager in reviewing the investment activities of the Advisor and the investment performance of the Fund’s assets and monitoring compliance with the Fund’s investment guidelines. The Townsend Group is a consulting firm whose exclusive focus is the asset class of real estate. Founded in 1983, with offices in Cleveland, Denver, San Francisco and London, the Townsend Group is a provider of real estate consulting services to institutional investors in the United States.

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of March 31, 2011, we wholly or majority owned and controlled 34 consolidated properties. As of March 31, 2011, we owned interests in two unconsolidated properties.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of variable interest entities in which we own less than a 100% interest. As of March 31, 2011, there were seven consolidated variable interest entities which the Fund is the primary beneficiary as we have the power to direct the activities that most significantly impact these variable interest entities’ performance. Additionally, the Fund has two unconsolidated real estate affiliates. With respect to our 80% interest in 111 Sutter Street, we have concluded that we do not control the entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing collateralized by assets of the venture. All significant intercompany balances and transactions have been eliminated in consolidation.

Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of variable interest entities’ assets and liabilities that are consolidated.

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

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Fund’s Form 10-K filed with the SEC on March 3, 2011 (our “2010 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2010 audited financial statements included in our 2010 Form 10-K and present interim disclosures as required by the SEC.

The interim financial data as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited; however, in the opinion of the Fund, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At March 31, 2011 and December 31, 2010, our allowance for doubtful accounts was $1,045 and $819, respectively.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease as a component of depreciation and amortization expense. Deferred expenses accumulated amortization at March 31, 2011 and December 31, 2010 was $3,641 and $3,384, respectively.

Acquisitions

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, and tenant improvement and lease commissions, which are reported net of accumulated amortization of $43,856 and $41,737 at March 31, 2011 and December 31, 2010, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $13,796 and $13,158 at March 31, 2011 and December 31, 2010, respectively, on the accompanying Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. We have estimated the fair value of our mortgage notes payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable was approximately $20,138 and $27,860 lower than the aggregate carrying amounts at March 31, 2011 and December 31, 2010, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.

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

NOTE 3—PROPERTY

For the three months ended March 31, 2010, net recovery of provision for impairment of real estate of $541 was recorded related to a reevaluation of Georgia Door Distribution Center, 105 Kendall Park Lane and 4001 Norfleet Road, all of which were classified as held for sale as of December 31, 2009 and recorded at their fair values less cost to sell. The authoritative guidance states that impairment charges for previously-impaired assets classified as held for sale may be recovered at subsequent measurement dates, not to be written above the carrying cost immediately preceding the date in which the properties were classified as held for sale. On April 15, 2010, we removed Georgia Door Distribution Center, 105 Kendall Park Lane and 4001 Norfleet Road from held for sale and placed them into held for use status at their fair value on that date (which was less than reinstating these investments at cost less depreciation catch up).

Discontinued Operations

As of March 31, 2010, Havertys Furniture and 25850 S. Ridgeland were held for sale. The following table summarizes income from discontinued operations for the three months ended March 31, 2010:

March 31, 2010
Total revenue	$1,317
Real estate taxes	(218)
Property operating expenses	(32)
General and administrative expenses	(6)
Net recovery of provision for impairment of real estate	1,562
Depreciation and amortization	(99)
Interest expense	(512)

Income from discontinued operations	$2,012

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

We own a 46.5% interest in Legacy Village and an 80% interest in 111 Sutter Street. As a result of the adoption of revised guidance, 9800 South Meridian and 18922 Forge Drive became unconsolidated affiliates as of January 1, 2010. Through September 30, 2010, the Fund owned 90% interests in the 9800 South Meridian and 18922 Forge Drive investments, at which time we assigned our interests to our operating partner and received a distribution of $1,000 from property cash reserves.

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	March 31, 2011	December 31, 2010
ASSETS
Investments in real estate, net	$156,204	$157,509
Cash and cash equivalents	4,265	3,609
Other assets, net	14,686	16,567

TOTAL ASSETS	$175,155	$177,685

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes payable	$146,280	$147,197
Other liabilities	8,623	9,496

TOTAL LIABILITIES	154,903	156,693
Members’ Equity	20,252	20,992

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$175,155	$177,685

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	March 31, 2011	December 31, 2010
Members’ equity	$20,252	$20,992
Less: other members’ equity	(8,126)	(8,217)
Basis differential in investment in unconsolidated real estate affiliates, net (a)	14,909	14,900

Investments in unconsolidated real estate affiliates	$27,035	$27,675

(a)	The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The Fund amortizes the basis differential over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Total revenues	$6,635	$8,141
Total operating expenses	5,305	6,239

Operating income	1,330	1,902
Total other expenses	2,094	2,611

Net loss	$(764)	$(709)

FUND EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net loss of unconsolidated real estate affiliates	$(764)	$(709)
Other members’ share of net loss	103	349
Adjustment for basis differential in investment in unconsolidated real estate affiliates	21	(39)
Other expenses from unconsolidated real estate affiliates	—	(1)

Equity in loss of unconsolidated real estate affiliates	$(640)	$(400)

SUMMARIZED FINANCIAL INFORMATION—111 SUTTER

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Total revenues	$2,098	$2,430
Operating income	221	626
Net loss	$(570)	$(171)

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

NOTE 5—MORTGAGE NOTES PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

			Amount payable as of
Property	Maturity Date	Rate	March 31, 2011	December 31, 2010
Total mortgage notes	September 1, 2011 - March 1, 2027	5.15% -6.14%	$589,761	$594,340
Net discount on assumed debt			(1,590)	(1,536)

Mortgage notes payable, net			$588,171	$592,804

Aggregate principal payments of mortgage notes payable as of March 31, 2011 are as follows:

Year	Amount
2011	$39,609
2012	19,933
2013	140,388
2014	140,029
2015	25,691
Thereafter	224,111

Total	$589,761

At March 31, 2011, we were in compliance with all our debt covenants.

NOTE 6—COMMON STOCK

Stock Subscriptions

We have historically and may in the future sell additional Shares through private placements to accredited investors when and if market conditions permit. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price (as defined under the heading “Current Share Price” in Item 2 of this Form 10-Q). Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At March 31, 2011 and December 31, 2010, no subscription commitments were held in escrow. For the three months ended March 31, 2011 and for the year ended December 31, 2010, we sold no Shares. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Tender Offers

Pursuant to our Share Repurchase Program, we may provide limited liquidity to our stockholders by conducting tender offers pursuant to which we would offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares, if any. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares, and we will be under no obligation to conduct such tender offers or to make such cash available. We did not conduct any tender offers during the three months ended March 31, 2011, and, in order to preserve cash given the current market environment, the Fund does not intend to repurchase Shares for the immediate future.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the three months ended March 31, 2011, and for the year ended December 31, 2010, we did not issue Shares under the dividend reinvestment plan.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

Earnings Per Share (“EPS”)

Basic per Share amounts are based on the weighted average of Shares outstanding of 4,135,635 for the three months ended March 31, 2011 and 2010. We have no dilutive or potentially dilutive securities.

NOTE 7—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we paid each the Manager and Advisor an annual fixed fee equal to 0.75%, respectively, of the Fund’s net asset value (“NAV”), calculated quarterly. Effective January 1, 2010, the Manager’s fixed fee was reduced from 0.75% of NAV to 0.10% of NAV. The fixed portions of the management and advisory fees for the three months ended March 31, 2011 and 2010 were $419 and $488, respectively. Included in Manager and Advisor fees payable at March 31, 2011 and December 31, 2010 were $419 and $468, respectively, of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Manager will be allocated an increasing proportion of the variable fee to the extent the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. Effective January 1, 2010, the Manager waived its participation in the variable fee. The total variable fees for the three months ended March 31, 2011 and 2010 were $369 and $506 respectively. Included in Manager and Advisor fees payable at March 31, 2011 and December 31, 2010 were $369 and $309, respectively, of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. There were no acquisition fees for the three months ended March 31, 2011 and 2010. There were no acquisition fees included in Manager and Advisor fees payable at March 31, 2011 or December 31, 2010. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. There were no reimbursed due diligence costs for the three months ended March 31, 2011 and 2010. Beginning January 1, 2009, acquisition fees and due diligence costs for acquisitions were expensed as incurred. The Advisor does not receive a disposition fee for selling real estate investments.

On December 23, 2004, we entered into an expense limitation agreement (the “Expense Limitation Agreement”), which limited certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation included fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or Share offering, printing costs, mailing costs, fees associated with our board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs. The Expense Limitation Agreement expired on December 31, 2010, going forward, the Fund will be responsible for all expenses as incurred. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the Expense Limitation Agreement, such as expenses related to unsuccessful acquisitions and filing fees. As of December 31, 2010, Fund level expenses exceeded the limitation by $136 and will be carried forward for up to three years. Expenses being carried forward will only be reimbursed in a year that Fund level expenses are less than 0.75% of NAV for that calendar year.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of the Advisor, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 4 Research Park Drive and 36 Research Park Drive. For the three months ended March 31, 2011 and 2010, JLL was paid $36 and $35, respectively, for property management services performed. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis. JLL was paid $65 and $32 for leasing services for the three months ended March 31, 2011 and 2010, respectively.

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

The Fund has mortgage notes payable to BAC, an affiliate of the Manager, collateralized by Monument IV at Worldgate and Station Nine Apartments. Bank of America, N.A. (“BANA”) was the lender on up to $7,143 of the Fund’s old line of credit, which expired in February 2010. Interest and fees paid to BAC and BANA related to the loans were $975 and $998, for the three months ended March 31, 2011 and 2010, respectively. Included in mortgage notes payable, is debt payable to BAC, at March 31, 2011 and December 31, 2010 of approximately $72,388 and $72,501, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At March 31, 2011, we had approximately $1,028 deposited in this escrow, and we expect to fund a net of approximately $641 during the remainder of 2011.

EXCELSIOR LASALLE PROPERTY FUND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$ in thousands, except per share amounts

(Unaudited)

Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At March 31, 2011, our capital account escrow account balance was $305. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At March 31, 2011, our insurance and real estate tax escrow balance was $1,189. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

The mortgage loan collateralized by Metropolitan Park North required that we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space currently occupied by Nordstrom, a major anchor tenant of the building. Since Nordstrom has determined it will not renew its lease at Metropolitan Park North, we were obligated to post an additional $2,800 reserve into the escrow on September 30, 2010. We did not post the $2,800 reserve. On February 9, 2011, we amended the mortgage loan collateralized by Metropolitan Park North. The terms of the modification include an agreement to sweep all future cash flow to the lender and to use the $3,900 reserve to pay down the principal balance of the loan. Additionally, the borrower, a wholly owned entity of ours, was released from its obligation to post an additional $2,800 reserve. Other amendments include changing the loan to interest only until February 1, 2012, and granting the lender certain approval rights over various operating decisions.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should Fannie Mae, the sole tenant at this property, not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant beginning on September 1, 2010. As of March 31, 2011, cash totaling $1,805 had been reserved. We expect to fund approximately $1,158 through the mortgage loan maturity on September 1, 2011. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full.

The debt associated with six of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of March 31, 2011, we had deposited approximately $185 into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of March 31, 2011, we have not received an expansion notice from the tenant.

* * * * * *

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

$ in thousands, except per share amounts

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Factors that could cause us not to realize our plans, intentions or expectations include, but are not limited to, those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in the Fund’s 2010 Form 10-K and our periodic reports filed with the SEC, including risks related to: (i) the current global financial crisis; (ii) student-oriented apartment communities; (iii) commercial real estate ownership; (iv) competition for attractive investments; (v) performance of the Manager and the Advisor; (vi) our ability to use leverage; (vii) the loss of key personnel by the Manager or the Advisor; (viii) compliance with the Exchange Act; (ix) our failure to achieve our return objectives; (x) the impact of co-tenancy provisions; (xi) defaults by significant tenants; (xii) compliance with environmental laws; (xiii) the possible development of harmful mold at our properties; (xiv) dilution to our current stockholders as a result of the sale of additional Shares; (xv) our ability to sell Shares and the illiquidity of our Shares (xvi) ownership limitations in our charter; (xvii) limited recourse by stockholders against our board of directors; (xviii) terrorist attacks; (xix) the adequacy of our insurance; (xx) the extent to which our investments are diversified; (xxi) our joint investments with third parties; (xxii) the structure of the fees payable to the Manager and the Advisor; (xxiii) our qualification as a “venture capital operating company” under ERISA; (xxiv) our ability to remain exempt from the registration requirements of the Investment Company Act; (xxv) our ability to qualify as a REIT. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of March 31, 2011, were comprised of:

•	Monument IV at Worldgate,

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Marketplace at Northglenn,

•	the CHW Medical Office Portfolio,

•	Metropolitan Park North,

•	Stirling Slidell Shopping Centre,

•	4001 North Norfleet Road,

•	Station Nine Apartments,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	The District at Howell Mill,

•	Canyon Plaza,

•	Railway Street Corporate Centre,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.

As of March 31, 2010, our Consolidated properties were also comprised of:

•	Havertys Furniture and

•	25850 S. Ridgeland.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consist of Legacy Village and 111 Sutter Street as of March 31, 2011. From January 1, 2010 through September 30, 2010, our Unconsolidated Properties were also comprised of 9800 South Meridian and 18922 Forge Drive. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

Property Sector Diversification

Consolidated Properties

Estimated Percent of Fair Value March 31, 2011
Office
Commercial Office	29%
Medical Office	19%
Retail	18%
Industrial	8%
Apartment	26%

Unconsolidated Properties

Estimated Percent of Fair Value March 31, 2011
Office
Commercial Office	48%
Medical Office	—
Retail	52%
Industrial	—
Apartment	—

Geographic Region Diversification

Consolidated Properties

Estimated Percent of Fair Value March 31, 2011
East	14%
West	44%
Midwest	12%
South	25%
International	5%

Unconsolidated Properties

Estimated Percent of Fair Value March 31, 2011
East	—
West	48%
Midwest	52%
South	—
International	—

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

Critical Accounting Policies

The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2010 Form 10-K.

Consolidated Properties

Consolidated Properties owned at March 31, 2011 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of March 31, 2011
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	100%
Georgia Door Sales Distribution Center (1)	Industrial	Austell, GA	February 10, 2005	100%	254,000	76%
105 Kendall Park Lane (1)	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%
Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	100%	439,000	90%
CHW Medical Office Portfolio	Office	CA and AZ	December 21, 2005	100%	757,000	81%
Metropolitan Park North	Office	Seattle, WA	March 28, 2006	100%	179,000	100%
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	71%
4001 North Norfleet Road (1)	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%
Station Nine Apartments (2)	Apartment	Durham, NC	April 16, 2007	100%	312,000	93%
4 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	60,000	100%
36 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	81,000	100%
The District at Howell Mill (3)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	99%
Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%
Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	135,000	100%
Cabana Beach San Marcos (2)(4)	Apartment	San Marcos, TX	November 21, 2007	78%	258,000	96%
Cabana Beach Gainesville (2)(4)	Apartment	Gainesville, FL	November 21, 2007	78%	598,000	92%
Campus Lodge Athens (2)(4)	Apartment	Athens, GA	November 21, 2007	78%	229,000	90%
Campus Lodge Columbia (2)(4)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	100%
The Edge at Lafayette (2)(4)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	100%
Campus Lodge Tampa (2)(4)	Apartment	Tampa, FL	February 29, 2008	78%	477,000	99%

(1)	On December 15, 2009, this property was designated as held-for-sale and continued its held-for-sale status at March 31, 2010. The property was subsequently removed from held-for-sale and designated as held-for-use on April 15, 2010.
(2)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to leasing efforts before the school year.
(3)	We acquired an 87.85% ownership interest in the joint venture that owns a fee interest in this property.
(4)	We acquired a 78% ownership interest in the joint venture that owns a fee interest in this property.

Unconsolidated Properties

Unconsolidated Properties owned at March 31, 2011 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of March 31, 2011
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	91%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80%	286,000	88%

Results of Operations

General

Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in income of unconsolidated affiliates. We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties currently classified as continuing operations and owned by us for the three months ended on March 31, 2011, which were also owned by us during the three months ended on March 31, 2010 and included all of our Consolidated Properties as of March 31, 2011. Accordingly, with respect to the discussions of revenues below, the comparable real estate investments amounts are the same as the total real estate investment amounts.

Results of Operations for the three months ended March 31, 2011 and 2010:

Revenues

	Total Fund Real Estate Investments/Comparable Real Estate Investments
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	$ Change	% Change
Revenues:
Minimum rents	$19,723	$19,363	$360	1.9%
Tenant recoveries and other rental income	4,360	4,478	(118)	(2.6)%

Total revenues	$24,083	$23,841	$242	1.0%

Minimum rents increased by $360 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase is primarily due to increased minimum rents totaling $472 at Cabana Beach San Marcos, Campus Lodge Columbia, Cabana Beach Gainesville and The Edge at Lafayette, as a result of increased occupancy for the three months ended March 31, 2011 as compared to the same period of 2010. The increase was partially offset by a decrease of $193 at the CHW Medical Office Portfolio due to decreases in occupancy and rental rates for the three months ended March 31, 2011 as compared to the same period in 2010.

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $497 and $478 for the three months ended March 31, 2011 and 2010, respectively. Also included in minimum rents is straight-line rental income, which caused a $137 increase and a $13 decrease for the three months ended March 31, 2011 and 2010, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income decreased by $118 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease is primarily the result of lower recoveries of $64 and $62 at Monument IV at Worldgate and The District at Howell Mill, respectively, which is mainly the result of lower real estate taxes at both properties.

Operating Expenses

	Total Fund Real Estate Investments/Comparable Real Estate Investments
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	$ Change	% Change
Operating expenses:
Real estate taxes	$2,518	2,304	$214	9.3%
Property operating	5,604	5,676	(72)	(1.3)%
Manager and advisor fees	788	994	(206)	(20.7)%
Fund level expenses	387	491	(104)	(21.2)%
Provision for doubtful accounts	314	234	80	34.2%
General and administrative	216	210	6	2.9%
Net recovery of provision for impairment of real estate	—	(541)	541	100.0%
Depreciation and amortization	6,437	7,167	(730)	(10.2)%

Total operating expenses	$16,264	$16,535	$(271)	(1.6)%

Real estate tax expense increased by $214 for the three months ended March 31, 2011 compared to the same period of 2010 due to increases of $232 at the CHW Medical Office Portfolio and $129 at the Marketplace at Northglenn related to reassessments in 2010 which lowered the taxes for several prior years. This increase was partially offset by decreases of $61 at Monument IV at Worldgate, $44 at Campus Lodge Tampa, $38 at The District at Howell Mill and $29 at Metropolitan Park North as a result of property reassessments in the current year.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities, repair and maintenance expenses. Property operating expenses decreased by $72 for the three months ended March 31, 2011 as compared to the same period of 2010. The decrease is primarily related to lower repair and maintenance required at Cabana Beach Gainesville and Campus Lodge Tampa of $64 and $43, respectively, a decrease of $58 in snow removal costs at Marketplace at Northglenn and a decrease of $30 of security and parking costs at the CHW Medical Office Portfolio. The decreases were partially offset by an increase of $111 in utilities and other operating costs at Station Nine Apartments, The Edge at Lafayette, Campus Lodge Athens and Campus Lodge Columbia primarily due to an increase in occupancy at these properties during the three months ended March 31, 2011 compared to the same period in 2010.

Manager and Advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV. NAV will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Manager and Advisor fees from 2010 to 2011 relates mainly to a decrease in NAV and lower cash flow generated by the portfolio as a result of discontinued operations.

Our Fund level expenses in 2010 were subject to the Expense Limitation Agreement with the Manager (See Note 7), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance and administration related costs. The Expense Limitation Agreement expired on December 31, 2010 and, going forward, the Fund will be responsible for all expenses incurred. Fund level expenses decreased $104 for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to a decrease in legal fees.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased $80 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily related to increases of $232 and $48 at Marketplace at Northglenn and The District at Howell Mill, respectively, due to tenant bankruptcies. These increases were partially offset by decreases of $110 and $59 at the CHW Medical Office Portfolio and Cabana Beach Gainesville due to fewer past due accounts for the three months ended March 31, 2011 as compared to the same period in 2010.

General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses remained relatively flat for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Net recovery of provision for impairment of real estate for the three months ended March 31, 2010 was $541. The authoritative guidance states that impairment charges for previously-impaired assets classified as held for sale may be recovered at subsequent measurement dates, not to be written above carrying cost. At March 31, 2010, it was determined that two assets had recovered impairment charges recognized at December 31, 2009. There was no net recovery of provision for impairment of real estate for the three months ended March 31, 2011.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $730 for the three months ended March 31, 2011 as compared to the same period 2010 primarily related to personal property becoming fully amortized of $340, $146 and $119 at Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Tampa, respectively. Additionally, a $289 decrease at Metropolitan Park North was caused by the impairment charges taken in 2010 decreasing the depreciable asset base. The decreases were partially offset by a total increase of $235 at 4001 N Norfleet Road, 105 Kendall Park Lane and Georgia Door Sales Distribution Center related to no depreciation expense being recorded while the property was classified as held for sale in the prior year.

Other Expenses

	Total Fund Real Estate Investments
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	$ Change	% Change
Other expenses:
Interest expense	$(8,318)	$(8,731)	$413	4.7%
Equity in loss of unconsolidated affiliates	(640)	(400)	(240)	(60.0)%

Total other expenses	$(8,958)	$(9,131)	$(173)	(1.9)%

Interest expense decreased from 2010 to 2011 primarily due to lower principal balances on various loans that have amortized. Interest expense includes the amortization of deferred finance fees of $153 and $169 for the three months ended March 31, 2011 and 2010, respectively. Also included in interest expense for the three months ended March 31, 2011 and 2010, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $54.

Equity in loss of unconsolidated affiliates increased by $240 as equity in loss at 111 Sutter Street increased by $399 from equity loss of $173 for the three months ended March 31, 2010 to equity loss of $572 for the three months ended March 31, 2011. The increased loss at 111 Sutter Street was a result of a decrease in minimum rents due to lower minimum rents for newly-signed leases. Equity in the loss from Legacy Village decreased by $121 from equity loss of $189 for the three months ended March 31, 2010 to equity loss of $68 for the three months ended March 31, 2011. The decrease in net loss at Legacy Village was a result of lower interest expense and a one time lease termination fee recognized in the three months ended March 31, 3011. As a result of the adoption of guidance related to variable interest entities on January 1, 2010, the three months ended March 31, 2010 was the initial period that 9800 South Meridian and 18922 Forge Drive were accounted for as unconsolidated affiliates. For the three months ended, March 31, 2010, the Fund recorded an equity loss of $0 from 9800 South Meridian as it was not required to fund losses in the investment in excess of its initial investment and an equity loss of $38 from 18922 Forge Drive which represents our allocation of net loss from property operations. On September 30, 2010, we assigned our interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner.

Discontinued Operations

	Total Fund Real Estate Investments
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	$ Change	% Change
Discontinued Operations:
Income from discontinued operations	$—	$2,012	$2,012	100.0%

Total income from discontinued operations	$—	$2,012	$2,012	100.0%

The decrease of income from discontinued operations is a result of no assets held for sale for the three months ended March 31, 2011 as compared to the same period in 2010. The authoritative guidance states that impairment charges for previously-impaired assets classified as held for sale may be recovered at subsequent measurement dates, not to be written above carrying cost. Income from discontinued operations for the three months ended March 31, 2010, primarily related to a net $1,562 recovery of previously-recorded impairment charges on properties classified as held for sale at December 31, 2009.

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

We retained independent third-party real estate appraisal firms that appraise each Investment not less than annually beginning one year after acquisition. During the first three quarters after acquisition, the Investment will be carried at capitalized cost and reviewed quarterly for material events at the property or market level that may require an adjustment of the Investment’s valuation.

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

The Current Share Price of the Common Stock is $49.92 as of March 31, 2011.

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

•      Acquisitions of new real estate

•      Expansion of existing properties

•      Tenant improvements and leasing commissions

•      Debt repayment requirements, including both principal and interest

•      Repurchases of our Common Stock

• Sales of real estate investments • Draws from lender escrow accounts

The sources and uses of cash for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	$ Change
Net cash provided by operating activities	$5,886	$4,046	$1,840
Net cash provided by (used in) investing activities	958	(4,551)	5,509
Net cash used in financing activities	(5,463)	(6,365)	902

Our net cash flows provided by operating activities were impacted by an increase in net loss attributable to the Fund of $1,573 primarily related to a decrease of income from discontinued operations of $2,012, which was partially offset by a decrease in depreciation and amortization expense of $730 related to fully amortized assets and lower amortization due to impairment charges taken in 2010. Our working capital, which consists of cash, tenant accounts receivable and prepaid and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2010 and March 31, 2011 by the following items:

•	a decrease of $245 in prepaid expenses and other assets and $92 in tenant accounts receivable related to timing of payments; and

•

a decrease in accounts payable and accrued expenses of $657 mainly due to the timing of payments offset by an increase in accrued interest and accrued real estate taxes of $255 and $189, respectively, due to timing of payments.

Cash provided by (used in) investing activities increased due to the reimbursement of loan escrows of $3,900 which was subsequently used to pay down debt during the three months ended March 31, 2011 as compared to the same period in 2010. In addition, there was an increase of $1,913 related to the effect of a change in accounting principle for the three months ended March 31, 2010 that did not occur during the three months ended March 31, 2011. Cash used in financing activities decreased for the three months ended March 31, 2011 over the same period in 2010 due to a decrease in credit facility payments of $4,400 partially offset by an increase in mortgage notes payments of $3,733 as a result of a loan paydown.

Financing

We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We attempted to limit overall portfolio leverage to 65% at the time we made our investments (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of all our real estate investments). Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Based upon the valuation declines in our portfolio, we estimate our current loan-to-value to be approximately 81%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at March 31, 2011 and December 31, 2010 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	March 31, 2011		December 31, 2010
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$589,761	5.58%	$594,340	5.58%
Variable	—	—	—	—

Total	$589,761	5.58%	$594,340	5.58%

Unconsolidated Debt

	March 31, 2011		December 31, 2010
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$86,645	5.60%	$87,133	5.60%
Variable	—	—	—	—

Total	$86,645	5.60%	$87,133	5.60%

We currently only have fixed-rate financing with maturities through 2027.

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

Recent Events and Outlook

Given the uncertain economic climate and extraordinary conditions in the commercial real estate industry over the last few years, management made it a priority to implement a cash conservation strategy designed to strengthen our balance sheet and protect the value of the Fund’s assets. Through the establishment of cash reserves, management aims to equip the Fund with sufficient resources to address the portfolio’s fluctuating working capital needs, future capital expenditures, existing loan amortizations, and nearer-term debt maturities until market conditions stabilize. Several actions have been taken toward this objective including reductions in discretionary expenditures, reductions in fees, the suspension of dividend payments and the suspension of the redemption of Shares through tender offers, and lastly, selected property sales. The combination of suspending dividends and Share redemptions, coupled with the results from expense reductions and proceeds generated from property sales, has strengthened the Fund’s balance sheet and moved the Fund into an improved cash position: at March 31, 2011, the Fund had accumulated a cash balance of approximately $26,000.

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

The challenge for 2011 and foreseeable future will be to balance the objectives of reducing portfolio risk through the establishment of increased cash reserves and retirement of debt while also returning to one of our original and primary objectives, that being to distribute free cash flow generated from property investments. However, until a marked improvement in the economy is realized and there is clearer evidence of a stabilization of property values, cash conservation will remain a near-term priority of the Fund. To help advance this initiative and as mentioned in previous investor quarterly letters, Bank of America has reduced its portion of the management fee on the Fund, resulting in a decrease in the management fee from 1.5% on NAV to 0.85%. This fee reduction is intended to reduce Fund expenses and benefit investors. Additionally, as fees paid to the Manager and Advisor is based upon the NAV of the Fund, as the NAV has declined their compensation has been significantly reduced.

While we historically provided limited liquidity to our stockholders by conducting tender offers, we did not and do not guarantee that sufficient cash will be available at any particular time to fund repurchases of our Shares. In this regard, we did not conduct a tender offer during the quarter ended March 31, 2011 or the years ended December 31, 2009 and 2010, and, in order to preserve cash in light of the current market environment, we do not intend to repurchase Shares for the immediate future. The timing of future tender offers, if any, will be at the discretion of our board of directors, based on, among other things, the Fund’s need for liquidity.

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

First Quarter NAV

In the first quarter of 2011, the Fund’s NAV increased by $2.23 per share from $47.69 per share at December 31, 2010 to $49.92 per share at March 31, 2011. During the quarter, 29% of the portfolio was externally appraised while the balance of the portfolio was internally valued using methodologies consistent with those of external appraisers. Overall, the Fund’s property values at pro-rata share increased 1.1%, resulting in a $2.12 per share positive contribution to NAV. The first quarter NAV was further increased by $0.28 from property operations. The total property related NAV impact resulted in a $2.40 per share increase.

The increase in the Fund’s NAV was partially offset by the continued decline in the fair value of the Fund’s debt which fluctuates in tandem with market interest rates. Given that interest rates have continued to hover at historically low levels and the availability of credit has increased, the Fund’s debt mark-to-market has declined significantly. As a result, the valuation of the Fund’s fixed-rate loans had a negative $0.17 impact on share value in the first quarter.

Although the debt mark-to-market had a negative impact on share value, management views the erosion of the accumulated debt component of the NAV as a positive trend since the debt valuation is a diminishing asset that will eventually amortize to zero. While the debt mark-to-market constituted over 30% of the Fund’s NAV at its peak in the third quarter of 2009, today’s NAV per share of $49.92 is comprised of less than 2%, or $0.82, debt value and more than 98%, or $49.10, asset or property value. Management believes this strengthening of asset value relative to debt value will help preserve the Fund’s NAV in the long term.

2011 Key Initiatives

In 2011, the Advisor will continue its ongoing evaluation of our investment in Monument IV at Worldgate. While the outcomes of this evaluation cannot be determined at this time, the Advisor continues to closely monitor this investment and its ongoing fit within the Fund’s current strategy. The property is located in the steadily recovering Washington, D.C. submarket of Herndon, VA, directly visible from the Dulles Toll Road. As of this filing, the single tenant of the building, Fannie Mae, has not renewed its lease. Fannie Mae’s lease expires on December 31, 2011 and they did not exercise their market renewal option which expired on December 31, 2010. Upon the expiration of this option the Advisor retained a local leasing agent and this agent has begun a broad marketing campaign for the building as available for lease. Based upon the results of this marketing campaign along with feedback from local investment sales brokers and mortgage bankers, a specific hold, sale or refinance strategy will be developed for this property as its existing fixed-rate mortgage loan matures on September 1, 2011. Over the next few months, the Advisor will decide the strategic direction for this investment, which could include selling the property or extending the loan and using cash reserves to re-tenant the building. Under any alternative, the Advisor believes Monument IV at Worldgate continues to represent significant value to the Fund. During April 2011, the Advisor requested the loan be transferred from the master servicer to the special servicer so as to negotiate a loan extension. The transfer was granted and the Advisor has begun negotiations with the special servicer.

Contractual Cash Obligations and Commitments

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At March 31, 2011, we had approximately $1,028 deposited in this escrow, and we expect to fund a net of approximately $641 during the remainder of 2011. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At March 31, 2011, our capital account escrow account balance was $305. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At March 31, 2011, our insurance and real estate tax escrow balance was $979. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

The mortgage loan collateralized by Metropolitan Park North required that we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing space currently occupied by Nordstrom, a major anchor tenant of the building. Since Nordstrom has determined they will not renew their lease at Metropolitan Park North, we were obligated to post an additional $2,800 reserve into the escrow on September 30, 2010. We did not post the $2,800 reserve. On February 9, 2011, we amended the mortgage loan collateralized by Metropolitan Park North. The terms of the modification include an agreement to sweep all future cash flow to the lender and to use the $3,900 reserve to pay down the principal balance of the loan. Additionally, the borrower, a wholly owned entity of ours, was released from its obligation to post an additional $2,800 reserve. Other amendments include changing the loan to interest only until February 1, 2012, and granting the lender certain approval rights over various operating decisions.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should Fannie Mae, the sole tenant at this property, not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant beginning on September 1, 2010. As of March 31, 2011, cash totaling $1,805 had been reserved. We expect to fund approximately $1,158 through the mortgage loan maturity on September 1, 2011. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full.

The debt associated with six of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of March 31, 2011, we had deposited approximately $185 into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of March 31, 2011, we have not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as additional collateral for mortgage debt on properties we own. At March 31, 2011 and December 31, 2010, we had approximately $150 and $5,580, respectively, in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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

We anticipate that operating cash flow, cash on hand, proceeds from dispositions of real estate investments, or refinancings will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of March 31, 2011, we had consolidated debt of $589,761, none of which is variable-rate debt. Including the $1,590 net discount on the assumption of debt, we had consolidated debt of $588,171 at March 31, 2011.

As of December 31, 2010, we had consolidated debt of $594,340, none of which is variable-rate debt. Including the $1,536 net discount on the assumption of debt, we have consolidated debt of $592,804 at December 31, 2010.

All our Consolidated and Unconsolidated Properties are currently financed with fixed-rate debt; therefore we are not currently subject to interest rate exposure at these properties, except to the extent changes in interest rates impact the fair value of our fixed rate financing as discussed below.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2011, the fair value of our mortgage notes payable was estimated to be approximately $20,138 lower than the carrying value of $588,171. If treasury rates were 25 basis points higher at March 31, 2011, the fair value of our mortgage notes payable would have been approximately $25,154 lower than the carrying value.

At December 31, 2010, the fair value of our mortgage notes payable was estimated to be approximately $27,860 lower than the carrying value of $594,340. If treasury rates were 25 basis points higher at December 31, 2010, the fair value of our mortgage notes payable would have been approximately $33,052 lower than the carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the three months ended March 31, 2011 and 2010, we recognized a foreign currency translation gain of $334 and $351, respectively. At March 31, 2011, a 10% unfavorable exchange rate movement would have caused our $334 foreign currency translation gain to be decreased by $1,038, resulting in a foreign currency translation loss of approximately $704.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2011, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The most significant risk factors applicable to the Fund are described in Item 1A of our 2010 Form 10-K. There have been no material changes from those previously-disclosed risk factors.

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: May 9, 2011	By:	/s/ JAMES D. BOWDEN
James D. Bowden
President and Chief Executive Officer

Date: May 9, 2011	By:	/s/ STEVEN SUSS
Steven Suss
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(1)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(1)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).