Form 10-Q
period 2011-06-30
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2011-08-04
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on August 4, 2011 was 4,135,635.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Investments in Real Estate:
Land (including from VIEs of $32,593 and $32,593, respectively)	$107,490	$110,332
Buildings and equipment (including from VIEs of $232,426 and $238,500, respectively)	693,599	709,408
Less accumulated depreciation (including from VIEs of $(21,892) and $(24,846), respectively)	(78,027)	(76,028)

Net Property and Equipment	723,062	743,712
Investments in unconsolidated real estate affiliates	26,439	27,675

Net Investments in Real Estate	749,501	771,387
Cash and cash equivalents (including from VIEs of $2,733 and $2,637, respectively)	36,885	33,431
Restricted cash (including from VIEs of $3,432 and $1,454, respectively)	10,106	11,751
Tenant accounts receivable, net (including from VIEs of $899 and $1,164, respectively)	1,841	2,254
Deferred expenses, net (including from VIEs of $1,017 and $1,113, respectively)	4,191	4,137
Acquired intangible assets, net (including from VIEs of $5,313 and $5,568, respectively)	37,877	42,097
Deferred rent receivable, net (including from VIEs of $905 and $711, respectively)	4,794	4,816
Prepaid expenses and other assets (including from VIEs of $423 and $442, respectively)	1,252	816

TOTAL ASSETS	$846,447	$870,689

LIABILITIES AND EQUITY
Mortgage notes payable, net (including from VIEs $190,525 and $191,288, respectively)	$586,888	$592,804
Accounts payable and other accrued expenses (including from VIEs of $2,233 and $2,536, respectively)	8,515	10,377
Accrued interest (including from VIEs of $901 and $928, respectively)	2,604	2,541
Accrued real estate taxes (including from VIEs of $1,715 and $477, respectively)	3,119	2,162
Manager and advisor fees payable	772	777
Acquired intangible liabilities, net	7,890	9,319

TOTAL LIABILITIES	609,788	617,980
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,135,635 shares issued and outstanding at June 30, 2011 and December 31, 2010	41	41
Additional paid-in capital	453,244	453,244
Accumulated other comprehensive income	877	462
Distributions to stockholders	(78,361)	(78,361)
Accumulated deficit	(150,318)	(133,939)

Total Excelsior LaSalle Property Fund, Inc. stockholders’ equity	225,483	241,447

Noncontrolling interests	11,176	11,262

Total Equity	236,659	252,709

TOTAL LIABILITIES AND EQUITY	$846,447	$870,689

The abbreviation “VIEs” above means Variable Interest Entities.

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except per share amounts

(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Minimum rents	$20,259	$19,222	$39,982	$38,585
Tenant recoveries and other rental income	4,447	4,753	8,807	9,231

Total Revenues	24,706	23,975	48,789	47,816
Operating Expenses:
Real estate taxes	2,708	2,958	5,226	5,262
Property operating	5,722	5,601	11,326	11,277
Manager and advisor fees	760	857	1,548	1,851
Fund level expenses	347	523	734	1,013
Provision for (net recovery of) doubtful accounts	(21)	176	293	410
General and administrative	39	279	255	489
Provision for (net recovery of) impairment of real estate	14,934	(1,039)	14,934	(1,580)
Depreciation and amortization	6,422	7,353	12,859	14,520

Total Operating Expenses	30,911	16,708	47,175	33,242

Operating (Loss) Income	(6,205)	7,267	1,614	14,574
Other Income and (Expenses):
Interest expense	(8,404)	(8,793)	(16,722)	(17,525)
Loss on extinguishment of debt	—	(73)	—	(73)
Equity in loss of unconsolidated affiliates	(596)	(190)	(1,236)	(590)

Total Other Income and (Expenses)	(9,000)	(9,056)	(17,958)	(18,188)

Loss from Continuing Operations	(15,205)	(1,789)	(16,344)	(3,614)
Discontinued Operations:
(Loss) income from Discontinued Operations	—	(501)	—	1,511
Gain on sale of discontinued operations, net	—	822	—	822

Total Income from Discontinued Operations	—	321	—	2,333

Net Loss	(15,205)	(1,468)	(16,344)	(1,281)

Plus: Net (income) loss attributable to the noncontrolling interests	(39)	272	(35)	523

Net loss attributable to Excelsior LaSalle Property Fund, Inc.	(15,244)	(1,196)	(16,379)	(758)
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	81	(505)	415	(154)

Total Other Comprehensive Income (Loss)	81	(505)	415	(154)

Net Comprehensive Loss	$(15,163)	$(1,701)	$(15,964)	$(912)

Net loss from continuing operations attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(3.69)	$(0.37)	$(3.96)	$(0.75)
Total income from discontinued operations per share-basic and diluted	$—	$0.08	$—	$0.56
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(3.69)	$(0.29)	$(3.96)	$(0.19)

Weighted average common stock outstanding-basic and diluted	4,135,635	4,135,635	4,135,635	4,135,635

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF EQUITY

$ in thousands, except per share amounts

(Unaudited)

			Additional Paid in Capital	Other Comprehensive Income	Distributions to Stockholders	(Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2011	4,135,635	$41	$453,244	$462	$(78,361)	$(133,939)	$11,262	$252,709
Net (loss) income	—	—	—	—	—	(16,379)	35	(16,344)
Other comprehensive income	—	—	—	415	—	—	—	415
Cash contributed from noncontrolling interests	—	—	—	—	—	—	481	481
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(602)	(602)

Balance, June 30, 2011	4,135,635	$41	$453,244	$877	$(78,361)	$(150,318)	$11,176	$236,659

			Additional Paid In Capital	Other Comprehensive (Loss)	Distributions to Stockholders	(Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2010 (previously reported)	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,246)	$12,684	$289,323
Cumulative effect of change in accounting principle	—	—	—	—	—	(53)	(104)	(157)

Balance, January 1, 2010	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,299)	$12,580	$289,166
Net loss	—	—	—	—	—	(758)	(523)	(1,281)
Other comprehensive income	—	—	—	(154)	—	—	—	(154)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	231	231
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(374)	(374)

Balance, June 30, 2010	4,135,635	$41	$453,244	$(193)	$(78,361)	$(99,057)	$11,914	$287,588

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,344)	$(1,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (including discontinued operations)	8,645	9,734
Amortization of in-place lease intangible assets (including discontinued operations)	3,867	4,564
Amortization of net above- and below-market in-place leases (including discontinued operations)	(1,001)	(839)
Amortization of financing fees (including discontinued operations)	330	370
Amortization of debt premium and discount (including discontinued operations)	(107)	(107)
Amortization of lease commissions (including discontinued operations)	347	340
Gain on sale of discontinued operations	—	(822)
Loss on extinguishment of debt	—	242
Provision for doubtful accounts	293	410
Deferred rent (including discontinued operations)	27	433
Impairment (net recovery) of real estate (including discontinued operations)	14,934	(3,142)
Equity in loss of unconsolidated affiliates	1,236	590
Net changes in assets and liabilities:
Tenant accounts receivable	120	561
Prepaid expenses and other assets	(436)	(131)
Manager and advisor fees payable	(5)	(490)
Accounts payable and accrued expenses	(753)	(2,109)

Net cash provided by operating activities	11,153	8,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments	—	53,382
Capital improvements and lease commissions	(2,197)	(1,189)
Loan escrows	1,645	(5,467)
Effect of change in accounting principle to beginning cash	—	(1,913)

Net cash (used in) provided by investing activities	(552)	44,813
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to noncontrolling interests	(602)	(374)
Contributions received from noncontrolling interests	481	231
Payments on credit facility	—	(6,525)
Debt issuance costs	(89)	(200)
Principal payments on mortgage notes and other debt payable	(6,933)	(50,257)

Net cash used in financing activities	(7,143)	(57,125)

Net increase (decrease) in cash and cash equivalents	3,458	(3,989)
Effect of exchange rates	(4)	(7)
Cash and cash equivalents at the beginning of the period	33,431	44,258

Cash and cash equivalents at the end of the period	$36,885	$40,262

Supplemental disclosure of cash flow information:
Interest paid (including discontinued operations)	$16,448	$18,401

Non-cash activities:
Write-offs of receivables	$113	$331
Write-offs of retired assets	7,042	1,907
Change in liability for capital expenditures	106	46

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

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. As of June 30, 2011, we wholly or majority owned and controlled 34 consolidated properties. As of June 30, 2011, we owned interests in two unconsolidated properties.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of variable interest entities in which we own less than a 100% interest. On January 1, 2010, the Fund adopted revised guidance regarding the consolidation of variable interest entities. As of June 30, 2011, there were six consolidated variable interest entities of which the Fund is the primary beneficiary with the power to direct the activities that most significantly impact the variable interest entities’ performance and two unconsolidated real estate affiliates. With respect to our 80% interest in 111 Sutter Street, we have concluded that we do not control the entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing collateralized by assets of the venture. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain reclassifications of prior period amounts have been made to the consolidated balance sheets. These reclassifications have been made to conform to the 2011 presentation. These reclassifications have not changed the Fund’s financial position as of June 30, 2011 and December 31, 2010, or consolidated results of operations or cash flows for six months ended June 30, 2011 and the year ending December 31, 2010.

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Fund’s Form 10-K filed with the SEC on March 3, 2011 (our “2010 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2010 audited financial statements within in our 2010 Form 10-K and present interim disclosures as required by the SEC.

The interim financial data as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited; however, in the opinion of the Fund, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At June 30, 2011 and December 31, 2010, our allowance for doubtful accounts was $999 and $819, respectively.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease as a component of depreciation and amortization expense. Deferred expenses accumulated amortization at June 30, 2011 and December 31, 2010 was $3,769 and $3,384, respectively.

Acquisitions

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, and tenant improvements and lease commissions, which are reported net of accumulated amortization of $45,947 and $41,737 at June 30, 2011 and December 31, 2010, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $14,430 and $13,158 at June 30, 2011 and December 31, 2010, respectively, on the accompanying Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. We have estimated the fair value of our mortgage notes payable, reflected in the accompanying Consolidated Balance Sheets, at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable were approximately $9,813 and $27,860 lower than the aggregate carrying amounts at June

30, 2011 and December 31, 2010, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.

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

The following table summarizes income (loss) from discontinued operations for the three and six months ended June 30, 2010 resulting from the disposition of Havertys Furniture and 25850 S. Ridgeland:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Total revenues	$330	$1,647
Real estate taxes	(72)	(290)
Property operating	(13)	(45)
General and administrative	—	(7)
Net recovery of provision for impairment of real estate	—	1,562
Depreciation and amortization	(19)	(118)
Loss on extinguishment of debt	(638)	(638)
Interest expense	(89)	(600)

(Loss) income from discontinued operations	$(501)	$1,511

Impairment/ Recovery of impairment of Investments in Real Estate held for use

During the second quarter of 2011, we determined that Marketplace at Northglenn was impaired. In accordance with the authoritative guidance for impairment of long-lived assets held for use, we determined the carrying value of this investment exceeded the undiscounted cash flows over our expected hold period. As such, we recognized an impairment charge of $14,934 on Marketplace at Northglenn, which represents the difference between the fair value and the carrying value of the property. The impairment stemmed from the Fund decreasing its hold period of the property due to the property’s cash flows being forecasted to no longer cover debt service as a result of Border’s bankruptcy and lower rental rates on a newly signed lease renewal that occurred during the three months ending June 30, 2011.

For the six months ended June 30, 2010, net recovery of provision for impairment of real estate of $1,580 was recorded related to a reevaluation of Georgia Door Distribution Center, 105 Kendall Park Lane and 4001 Norfleet Road, all of which were previously classified as held for sale as of December 15, 2009 and recorded at their fair values less cost to sell. The authoritative guidance states that impairment charges for previously-impaired assets classified as held for sale may be recovered at subsequent measurement dates, not to be written above carrying cost.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

We own a 46.5% interest in Legacy Village and an 80% interest in 111 Sutter Street. As a result of the adoption of revised accounting standards related to variable interest entities, 9800 South Meridian and 18922 Forge Drive became unconsolidated affiliates as of January 1, 2010. Through September 30, 2010, the Fund owned 90% interests in the 9800 South Meridian and 18922 Forge Drive investments, at which time we assigned our interests to our operating partner and received a distribution of $1,000 from property cash reserves.

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	June 30, 2011	December 31, 2010
ASSETS
Investments in real estate, net	$155,185	$157,509
Cash and cash equivalents	3,785	3,609
Other assets, net	13,568	16,567

TOTAL ASSETS	$172,538	$177,685

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes payable	$145,350	$147,197
Other liabilities	7,579	9,496

TOTAL LIABILITIES	152,929	156,693
Members’ Equity	19,609	20,992

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$172,538	$177,685

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	June 30, 2011	December 31, 2010
Members’ equity	$19,609	$20,992
Less: other members’ equity	(8,098)	(8,217)
Basis differential in investment in unconsolidated real estate affiliates, net (a)	14,928	14,900

Investments in unconsolidated real estate affiliates	$26,439	$27,675

(a)	The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The Fund amortizes the basis differential over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Total revenues	$6,538	$8,062	$13,173	$16,203
Total operating expenses	5,100	5,744	10,405	11,983

Operating income	1,438	2,318	2,768	4,220
Total other expenses	2,081	2,576	4,175	5,187

Net loss	$(643)	$(258)	$(1,407)	$(967)

FUND EQUITY IN LOSS OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net loss of unconsolidated real estate affiliates	$(643)	$(258)	$(1,407)	$(967)
Other members’ share of net loss	28	41	131	390
Adjustment for basis differential in investment in unconsolidated real estate affiliates	19	27	40	(12)
Other expense from unconsolidated real estate affiliates	—	—	—	(1)

Fund equity in loss of unconsolidated real estate affiliates	$(596)	$(190)	$(1,236)	$(590)

NOTE 5—MORTGAGE NOTES PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

			Amount payable as of
Property	Maturity Date	Rate	June 30, 2011	December 31, 2010
Total mortgage notes	September 1, 2011 - March 1, 2027	5.15% - 6.14%	$588,531	$594,340
Net discount on assumed debt			(1,643)	(1,536)

Mortgage notes payable, net			$586,888	$592,804

Aggregate principal payments of mortgage notes payable as of June 30, 2011 are as follows:

Year	Amount
2011	$38,143
2012	19,934
2013	140,391
2014	140,033
2015	25,695
Thereafter	224,335

Total	$588,531

At June 30, 2011, we were in compliance with all our debt covenants.

NOTE 6—COMMON STOCK

Stock Subscriptions

We have historically and may in the future sell additional Shares through private placements to accredited investors when and if market conditions permit. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price (as defined under the heading “Current Share Price” in Item 2 of this Form 10-Q). Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At June 30, 2011 and December 31, 2010, no subscription commitments were held in escrow. At June 30, 2011 and for the year ended December 31, 2010, we sold no Shares. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Tender Offers

Pursuant to our Share Repurchase Program, we may provide limited liquidity to our stockholders by conducting tender offers pursuant to which we would offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing capacity and the amount of proceeds from our most recent offering of Shares, if any. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares, and we will be under no obligation to conduct such tender offers or to make such cash available. We did not conduct any tender offers during the six months ended June 30, 2011, and, in order to preserve cash given the current market environment, the Fund does not intend to repurchase Shares for the immediate future.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the six months ended June 30, 2011 and for the year ended December 31, 2010, we did not issue Shares under the dividend reinvestment plan.

Earnings Per Share (“EPS”)

Basic per Share amounts are based on the weighted average of Shares outstanding of 4,135,635 for the three and six months ended June 30, 2011 and 2010. We have no dilutive or potentially dilutive securities.

NOTE 7—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we paid each the Manager and Advisor an annual fixed fee equal to 0.75%, respectively, of the Fund’s net asset value (“NAV”), calculated quarterly. Effective January 1, 2010, the Manager’s fixed fee was reduced from 0.75% of NAV to 0.10% of NAV. The fixed portions of the management and advisory fees for the three and six months ended June 30, 2011 were $439 and $858, respectively. The fixed portions of the management and advisory fees for the three and six months ended June 30, 2010 were $485 and $973, respectively. Included in Manager and Advisor fees payable at June 30, 2011 and December 31, 2010 were $439 and $468, respectively, of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Manager will be allocated an increasing proportion of the variable fee to the extent the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. Effective January 1, 2010, the Manager waived its participation in the variable fee. The total variable fees for the three and six months ended June 30, 2011 were $321 and $690, respectively. The total variable fees for the three and six months ended June 30, 2010 were $372 and $878, respectively. Included in Manager and Advisor fees payable at June 30, 2011 and December 31, 2010 were $333 and $309, respectively, of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. There were no acquisition fees for the three and six months ended June 30, 2011 and 2010. There were no acquisition fees included in Manager and Advisor fees payable at June 30, 2011 or December 31, 2010. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. There were no reimbursed due diligence costs for the three and six months ended June 30, 2011 and 2010. Beginning January 1, 2009, acquisition fees and due diligence costs for acquisitions were expensed as incurred. The Advisor does not receive a disposition fee for selling real estate investments.

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

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 4 Research Park Drive and 36 Research Park Drive. For the three and six months ended June 30, 2011, JLL was paid $40 and $76, respectively, for property management services performed. For the three and six months ended June 30, 2010, JLL was paid $51 and $86, respectively, for property management services performed. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis. JLL was paid $101 and $166 for leasing services for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, JLL was paid $135 and $167, respectively for leasing services.

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

The Fund has mortgage notes payable to BAC, an affiliate of the Manager, collateralized by Monument IV at Worldgate and Station Nine Apartments. Bank of America, N.A. (“BANA”) was the lender on up to $7,143 of the Fund’s old line of credit, which expired in February 2010. Interest and fees paid to BAC and BANA related to the loans were $968 and $1,943, for the three and six months ended June 30, 2011, respectively. Included in mortgage notes payable, is debt payable to BAC, at June 30, 2011 and December 31, 2010 of approximately $72,235 and $72,501, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At June 30, 2011, we had approximately $1,046 deposited in this escrow, and we expect to fund a net of approximately $428 during the remainder of 2011. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At June 30, 2011, our capital escrow account balance was $334. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly, we are required to fund an escrow account for the future payment of insurance costs and real estate taxes in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At June 30, 2011, our insurance and real estate tax escrow balance was $625. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

The mortgage loan collateralized by Metropolitan Park North required that we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing the space currently occupied by Nordstrom, a major anchor tenant of the building. Since Nordstrom has determined it will not renew its lease at Metropolitan Park North, we were obligated to post an additional $2,800 reserve into the escrow on September 30, 2010. We did not post the $2,800 reserve. On February 9, 2011, we amended the mortgage loan collateralized by Metropolitan Park North. The terms of the modification include an agreement to sweep all future cash flow to the lender and to use the $3,900 reserve to pay down the principal balance of the loan. Additionally, the borrower, a wholly owned entity of ours, was released from its obligation to post an additional $2,800 reserve. Other amendments include changing the loan to interest only until February 1, 2012, and granting the lender certain approval rights over various operating decisions.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should Fannie Mae, the sole tenant at this property, not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant beginning on September 1, 2010. As of June 30, 2011, Fannie Mae still has not elected to renew its lease and cash totaling $2,005 had been reserved. We expect to fund approximately $386 through the mortgage loan maturity on September 1, 2011. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full. If this loan is not extended and we do not sell the property, we will be obligated to pay the outstanding loan balance of $35,245 at maturity on September 1, 2011 using the Fund’s available cash.

The debt associated with six of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of June 30, 2011, we had approximately $233 deposited into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of the filing of this Form 10-Q, we had not received an expansion notice from the tenant.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of June 30, 2011, were comprised of:

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

Our Unconsolidated Properties, which are owned through joint venture arrangements, consist of Legacy Village and 111 Sutter Street as of June 30, 2011. From January 1, 2010 through September 30, 2010, our Unconsolidated Properties were also comprised of 9800 South Meridian and 18922 Forge Drive. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

Property Sector Diversification

Consolidated Properties

Estimated Percent of Fair Value June 30, 2011
Office
Commercial Office	28%
Medical Office	18%
Retail	19%
Industrial	8%
Apartment	27%

Unconsolidated Properties

Estimated Percent of Fair Value June 30, 2011
Office
Commercial Office	47%
Medical Office	—
Retail	53%
Industrial	—
Apartment	—

Geographic Region Diversification

Consolidated Properties

Estimated Percent of Fair Value June 30, 2011
East	14%
West	44%
Midwest	11%
South	26%
International	5%

Unconsolidated Properties

Estimated Percent of Fair Value June 30, 2011
East	—
West	47%
Midwest	53%
South	—
International	—

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

Critical Accounting Policies

The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three and six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2010 Form 10-K.

Consolidated Properties

Consolidated Properties owned at June 30, 2011 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of June 30, 2011
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	100%
Georgia Door Sales Distribution Center (1)	Industrial	Austell, GA	February 10, 2005	100%	254,000	76%
105 Kendall Park Lane (1)	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%
Marketplace at Northglenn	Retail	Northglenn, CO	December 21, 2005	100%	439,000	92%
CHW Medical Office Portfolio	Office	CA and AZ	December 21, 2005	100%	757,000	81%
Metropolitan Park North	Office	Seattle, WA	March 28, 2006	100%	179,000	100%
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	69%
4001 North Norfleet Road (1)	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%
Station Nine Apartments (2)	Apartment	Durham, NC	April 16, 2007	100%	312,000	93%
4 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	60,000	100%
36 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	81,000	100%
The District at Howell Mill (3)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	100%
Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%
Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	135,000	100%
Cabana Beach San Marcos (2)(4)	Apartment	San Marcos, TX	November 21, 2007	78%	258,000	96%
Cabana Beach Gainesville (2)(4)	Apartment	Gainesville, FL	November 21, 2007	78%	598,000	91%
Campus Lodge Athens (2)(4)	Apartment	Athens, GA	November 21, 2007	78%	229,000	89%
Campus Lodge Columbia (2)(4)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	92%
The Edge at Lafayette (2)(4)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	99%
Campus Lodge Tampa (2)(4)	Apartment	Tampa, FL	February 29, 2008	78%	477,000	98%

(1)	On December 15, 2009, this property was designated as held-for-sale and continued its held-for-sale status at March 31, 2010. The property was subsequently removed from held-for-sale and designated as held-for-use on April 15, 2010.
(2)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to leasing efforts before the school year.
(3)	We acquired an 87.85% ownership interest in the joint venture that owns a fee interest in this property.
(4)	We acquired a 78% ownership interest in the joint venture that owns a fee interest in this property.

Unconsolidated Properties

Unconsolidated Properties owned at June 30, 2011 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of June 30, 2011
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	89%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80%	286,000	88%

Results of Operations

General

Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in income of unconsolidated affiliates. We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties currently classified as continuing operations and owned by us for the three and six months ended on June 30, 2011, which were also owned by us during the three and six months ended on June 30, 2010 and included all of our Consolidated Properties as of June 30, 2011. Accordingly, with respect to the discussions of revenues and expenses below, the comparable real estate investments amounts are the same as the total real estate investment amounts.

Results of Operations for the three months ended June 30, 2011 and 2010:

Revenues

	Total Fund Real Estate Investments/Comparable Real Estate Investments
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	$ Change	% Change
Revenues:
Minimum rents	$20,259	$19,222	$1,037	5.4%
Tenant recoveries and other rental income	4,447	4,753	(306)	(6.4)%

Total revenues	$24,706	$23,975	$731	3.0%

Minimum rents increased by $1,037 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase is primarily due to increased minimum rents of $756 related to the successful settlement of a tenant lawsuit over disputed rent charges at The District at Howell Mill. The increase is also related to approximately $421 of additional minimum rents at Campus Lodge Columbia, Cabana Beach San Marcos, Cabana Beach Gainesville and The Edge at Lafayette as a result of increased occupancy for the three months ended June 30, 2011 as compared to the same period of 2010. These increases were partially offset by a decrease of $212 at the CHW Medical Office Portfolio due to decreases in occupancy and rental rates for the three months ended June 30, 2011 as compared to the same period of 2010. Occupancy at the CHW Medical Office Portfolio decreased from 85% at June 30, 2010 to 81% at June 30, 2011.

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $504 and $475 for the three months ended June 30, 2011 and 2010, respectively. Also included in minimum rents is straight-line rental income, which caused a $260 increase and a $66 decrease for the three months ended June 30, 2011 and 2010, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income decreased by $306 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decrease is primarily due to decreases of $368 related to lower real estate taxes and operating expenses at the CHW Medical Office Portfolio for the three months ended June 30, 2011 as compared to the same period of 2010.

Operating Expenses

	Total Fund Real Estate Investments/Comparable Real Estate Investments
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	$ Change	% Change
Operating expenses:
Real estate taxes	$2,708	$2,958	$(250)	(8.5)%
Property operating	5,722	5,601	121	2.2%
Manager and advisor fees	760	857	(97)	(11.3)%
Fund level expenses	347	523	(176)	(33.7)%
Provision for (net recovery of) doubtful accounts	(21)	176	(197)	(111.9)%
General and administrative	39	279	(240)	(86.0)%
Provision for (net recovery of) impairment of real estate	14,934	(1,039)	15,973	1,537.3%
Depreciation and amortization	6,422	7,353	(931)	(12.7)%

Total operating expenses	$30,911	$16,708	$14,203	85.0%

Real estate tax expense decreased by $250 for the three months ended June 30, 2011 compared to the same period of 2010 primarily due to decreases totaling $215 related to real estate tax reassessments at the CHW Medical Office Portfolio, Monument IV at Worldgate, Campus Lodge Tampa, The District at Howell Mill and Metropolitan Park North.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses increased by $121 for the three months ended June 30, 2011 as compared to the same period of 2010. The increase is primarily related to increased utilities and repair and maintenance required at The Edge at Lafayette, Cabana Beach Gainesville and Campus Lodge Columbia totaling $110, in addition to an increase of approximately $33 at The District at Howell Mill for roof repairs and management fees.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV which will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Manager and Advisor fees from 2010 to 2011 relates mainly to a decrease in NAV and lower cash flow generated by the portfolio as a result of discontinued operations.

Our Fund level expenses in 2010 were subject to the Expense Limitation Agreement with the Manager (See Note 7), which limited certain expenses to 0.75% of NAV. These expenses related mainly to our compliance and administration related costs. The Expense Limitation Agreement expired on December 31, 2010 and, going forward, the Fund will be responsible for all expenses incurred. Fund level expenses decreased $176 for the three months ended June 30, 2011 as compared to the same period in 2010 primarily due to a decrease in legal and other professional fees.

Provision for (net recovery of) doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for (net recovery of) doubtful accounts decreased $197 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily related to a decrease of $199 at the CHW Medical Office Portfolio due to collection of previously reserved accounts and fewer past due accounts.

General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses decreased $240 primarily related to the reimbursement of $155 of legal fees related to the successful settlement of a tenant lawsuit at The District at Howell Mill. Additionally accounting for the decrease was $54 of legal costs that incurred during the three months ended June 30, 2010 related to the tenant lawsuit that were reimbursed during the three months ended.

Provision for (net recovery of) impairment of real estate relates to assets whose estimated future undiscounted cash flows have decreased below the carrying value. The increase of $15,973 is due to impairment charges of $14,934 taken on the Marketplace at Northglenn during the three months ended June 30, 2011 due to the Fund decreasing its hold period due to the property’s cash flows being forecasted to no longer cover debt service as a result of Border’s bankruptcy and lower rental rates on a newly signed lease renewal. There was also a $1,039 recovery of previously recorded impairment at 4001 North Norfleet Road, 105 Kendall Park Lane, and Georgia Door Sales Distribution Center taken in 2010. Impairment was recovered when these previously-classified held-for-sale assets were returned to held-for-use status during the three months ended June 30, 2010.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $931 for the three months ended June 30, 2011 as compared to the same period of 2010 primarily related to personal property and intangible assets becoming fully amortized in 2011 resulting in lower deprecation and amortization expense of $344, $148 and $144 at Cabana Beach Gainesville, the CHW Medical Office Portfolio and Campus Lodge Columbia, respectively. Additionally, a $288 decrease at Metropolitan Park North was caused by the impairment charges taken in 2010 decreasing the depreciable asset base.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	$ Change	% Change
Other income and (expenses):
Interest expense	(8,404)	(8,793)	389	4.4%
Loss on extinguishment of debt	—	(73)	73	100.0%
Equity in loss of unconsolidated affiliates	(596)	(190)	(406)	(213.7)%

Total other income and (expenses)	$(9,000)	$(9,056)	$56	0.6%

Interest expense decreased from 2010 to 2011 due to lower principal balances on various loans that have amortized. Interest expense includes the amortization of deferred finance fees of $177 and $176 for the three months ended June 30, 2011 and 2010, respectively. Also included in interest expense for the three months ended June 30, 2011 and 2010, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $54.

The increase of loss on extinguishment of debt is a result of the debt payoff of Georgia Door Sales Distribution Center during the three months ended June 30, 2010 that did not occur for the three months ended June 30, 2011.

Equity in loss of unconsolidated affiliates increased by $406 as equity in loss at Legacy Village increased by $87 from equity income of $85 for the three months ended June 30, 2010 to equity loss of $2 for the three months ended June 30, 2011. The increase in loss at Legacy Village was result of lower minimum rents and tenant recoveries and higher operating costs and real estate taxes for the three months ended June 30, 2011 as compared to 2010. Equity in loss from 111 Sutter Street increased by $64 from equity loss of $530 for the three months ended June 30, 2010 to equity loss of $594 for the three months ended June 30, 2011. The increase of net loss at 111 Sutter Street for three months ended June 30, 2011 compared to 2010 was a result of increased amortization related to tenant improvements and leasing commissions in addition to various building repairs and maintenance. As a result of the adoption of guidance related to variable interest entities on January 1, 2010, 9800 South Meridian and 18922 Forge Drive were accounted for as unconsolidated affiliates. For the three months ended, June 30, 2010, the Fund recorded an equity loss of $0 from 9800 South Meridian as it was not required to fund losses in the investment in excess of its initial investment and an equity income of $255 from 18922 Forge Drive which represents our allocation of net income from property operations. On September 30, 2010, we assigned our interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner.

Discontinued Operations

	Total Fund Real Estate Investments
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	$ Change	% Change
Discontinued Operations:
Loss from discontinued operations	$—	$(501)	$501	100.0%
Gain on sale of discontinued operations, net	—	822	(822)	(100.0)%

Total income from discontinued operations	$—	$321	$(321)	(100.0)%

The decrease of income from discontinued operations is a result of no assets sold or held for sale for the three months ended June 30, 2011 as compared to the same period in 2010. Income from discontinued operations for the three months ended June 30, 2010, primarily related to a loss on extinguishment of debt of $638 which resulted from a prepayment penalty and write-off of unamortized financing fees.

Results of Operations for the six months ended June 30, 2011 and 2010:

Revenues

	Total Fund Real Estate Investments/Comparable Real Estate Investments
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	$ Change	% Change
Revenues:
Minimum rents	$39,982	$38,585	$1,397	3.6%
Tenant recoveries and other rental income	8,807	9,231	(424)	(4.6)%

Total revenues	$48,789	$47,816	$973	2.0%

Minimum rents at comparable real estate investments increased by $1,397 for the six months ended June 30, 2011 as compared to the same period in 2010. The increase was primarily the result of increased minimum rents at Cabana Beach San Marcos, Campus Lodge Columbia, Cabana Beach Gainesville and The Edge at Lafayette of $892 related to increased occupancy. Additionally, the increase is related to a $756 successful settlement of a tenant lawsuit over disputed rent charges at The District at Howell Mill. The increase was partially offset by decreases of $405 and $134 at the CHW Medical Office Portfolio and Campus Lodge Tampa, respectively, due to decreases in rental rates and occupancy for the six months ended June 30, 2011 as compared to the same period 2010. Occupancy at CHW Medical Office Portfolio decreased from 85% at June 30, 2010 to 81% at June 30, 2011.

Included in minimum rents, as a net decrease, are above- and below-market lease amortization of $1,001 and $953 for the six months ended June 30, 2011 and 2010, respectively. Also included in minimum rents is straight-line rental income, which caused a $397 increase and a $80 decrease for the six months ended June 30, 2011 and 2010, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income decreased by $424 for the six months ended June 30, 2011 over the same period in 2010. The decrease primarily consists of $368 at the CHW Medical Office Portfolio related to reassessments of prior year real estate taxes and a $114 decrease at Monument IV at Worldgate due to lower real estate taxes for the six months ended June 30, 2011 as compared to the same period 2010.

Operating Expenses

	Total Fund Real Estate Investments/Comparable Real Estate Investments
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	$ Change	% Change
Operating expenses:
Real estate taxes	$5,226	$5,262	$(36)	(0.7)%
Property operating	11,326	11,277	49	0.4%
Manager and advisor fees	1,548	1,851	(303)	(16.4)%
Fund level expenses	734	1,013	(279)	(27.5)%
Provision for (net recovery of) doubtful accounts	293	410	(117)	(28.5)%
General and administrative	255	489	(234)	(47.9)%
Provision for (net recovery of) impairment of real estate	14,934	(1,580)	16,514	1045.2%
Depreciation and amortization	12,859	14,520	(1,661)	(11.4)%

Total operating expenses	$47,175	$33,242	$13,933	41.9%

Real estate tax expense decreased by $36 for the six months ended June 30, 2011 compared to the same period of 2010 due to decreases of $110 at Monument IV at Worldgate, $88 at Campus Lodge Tampa, $76 at The District at Howell Mill and $58 at Metropolitan Park North as a result of property reassessments in the current year. The decreases were partially offset by increases of $177 at the CHW Medical Office Portfolio and $111 at the Marketplace at Northglenn related to reassessments in 2010 which lowered the taxes for several prior years.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses increased $49 for the six months ended June 30, 2011 as compared to the same period of 2010 due to $170 of increased utilities and other operating costs at The Edge at Lafayette, Campus Lodge Columbia and Station Nine Apartments primarily due to increases in occupancy at these properties and $49 of unfavorable foreign exchange rates at Railway Street Corporate Center. The increases were partially offset by decreases of $115 due to lower repair and maintenance required at Campus Lodge Tampa and Cabana Beach Gainesville, respectively, a decrease of $55 in snow removal and landscaping costs at Marketplace at Northglenn and $55 in operating and parking costs at the CHW Medical Office Portfolio.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV which will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Manager and Advisor fees from 2010 to 2011 relates mainly to a decrease in NAV and lower cash flow generated by the portfolio as a result of discontinued operations.

Our Fund level expenses in 2010 were subject to the Expense Limitation Agreement with the Manager (See Note 7), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance and administration related costs. The Expense Limitation Agreement expired on December 31, 2010 and, going forward, the Fund will be responsible for all expenses incurred. Fund level expenses decreased $279 for the six months ended June 30, 2011 as compared to the same period in 2010 primarily due to a decrease in legal and other professional fees.

Provision for (net recovery of) doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for (net recovery of) doubtful accounts decreased $117 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily related to decreases of $309 and $76 at the CHW Medical Office Portfolio and Cabana Beach Gainesville, respectively, due to collection of previously reserved accounts and fewer past due accounts. These decreases were partially offset by increases of $208 and $62 at Marketplace at Northglenn and The District at Howell Mill, respectively, due to tenant bankruptcies during the six months ended June 30, 2011 as compared to the same period in 2010.

General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses decreased $234 primarily due to reimbursement of $155 of legal payments related to the successful settlement of a tenant lawsuit at The District at Howell Mill. Additionally accounting for the decrease was $92 of legal costs that incurred during the six months ended June 30, 2010 related to the tenant lawsuit that were reimbursed during the six months ended June 30, 2011.

Provision for (net recovery of) impairment of real estate relates to assets whose estimated future undiscounted cash flows have decreased below the carrying value. The increase of $16,514 is due to an increase of $14,934 due to the Fund decreasing its hold period due to the property’s cash flows being forecasted to no longer cover debt service as a result of Border’s bankruptcy and lower rental rates on a newly signed lease renewal. There was also a $1,584 recovery of previously recorded impairment at 4001 North Norfleet Road, 105 Kendall Park Lane, and Georgia Door Sales

Distribution Center recorded during the six months ending June 30, 2010 related to the assets returned to held-for-use status during the period.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $1,661 for the six months ended June 30, 2011 as compared to the same period of 2010 primarily related to personal property and intangible assets becoming fully amortized in 2011 resulting in lower depreciation and amortization expense of $683, $290 and $222 at Cabana Beach Gainesville, Campus Lodge Columbia and the CHW Medical Office Portfolio, respectively. Additionally, a $576 decrease at Metropolitan Park North was caused by the impairment charges taken in 2010 decreasing the depreciable asset base. The decreases were partially offset by a total increase of $201 at 4001 N. Norfleet Road, 105 Kendall Park Lane and Georgia Door Sales Distribution Center related to no depreciation expense being recorded while the properties were classified as held for sale in the prior year.

Other Income and Expenses

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	$ Change	% Change
Other income and (expenses):
Interest expense	(16,722)	(17,525)	803	4.6%
Loss on extinguishment of debt	—	(73)	73	100.0%
Equity in loss of unconsolidated affiliates	(1,236)	(590)	(646)	(109.5)%

Total other income and (expenses)	$(17,958)	$(18,188)	$230	1.3%

Interest expense decreased for the six months ended June 30, 2011 from 2010 primarily due to lower principal balances on various loans that have amortized and the loan payoff of the Georgia Door Distribution Center. Interest expense includes the amortization of deferred finance fees of $330 and $345 for the six months ended June 30, 2011 and 2010, respectively. Also included in interest expense for the six months ended June 30, 2011 and 2010, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $107.

The increase of loss on extinguishment of debt is a result of the debt payoff of Georgia Door Sales Distribution Center for the six months ended June 30, 2010 that did not occur for the six months ended June 30, 2011.

Equity in loss of unconsolidated affiliates increased by $646 as equity in the loss from Legacy Village decreased by $34 from equity loss of $104 for the six months ended June 30, 2010 to equity loss of $70 for the six months ended June 30, 2011. The decrease in net loss at Legacy Village was a result of lower interest expense and a one time lease termination fee recognized in the six months ended June 30, 2011. Equity in loss at 111 Sutter Street increased by $463 from equity loss of $704 for the six months ended June 30, 2010 to equity loss of $1,166 for the six months ended June 30, 2011. The increased loss at 111 Sutter Street was a result of a decrease in minimum rents due to lower minimum rents for newly-signed leases. As a result of the adoption of guidance related to variable interest entities on January 1, 2010, for the six months ended June 30, 2010, 9800 South Meridian and 18922 Forge Drive were accounted for as unconsolidated affiliates. For the six months ended June 30, 2010, the Fund recorded an equity loss of $0 from 9800 South Meridian as it was not required to fund losses in the investment in excess of its initial investment and an equity income of $218 from 18922 Forge Drive which represents our allocation of net income from property operations. On September 30, 2010, we assigned our interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner.

Discontinued Operations

	Total Fund Real Estate Investments
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	$ Change	% Change
Discontinued Operations:
Income from discontinued operations	$—	$1,511	$1,511	100.0%
Gain on sale of discontinued operations, net	—	822	822	100.0%

Total income from discontinued operations	$—	$2,333	$2,333	100.0%

The decrease in income from discontinued operations is a result of no assets sold or held for sale for the six months ended June 30, 2011 as compared to the same period in 2010. Income from discontinued operations for the six months ended June 30, 2010, primarily related to a net $1,562 recovery of previously-recorded impairment charges on properties classified as held for sale at December 31, 2009.

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

The Current Share Price of the Common Stock is $52.36 as of June 30, 2011.

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

•      Acquisitions of new real estate

•      Expansion of existing properties

•      Tenant improvements and leasing commissions

•      Debt repayment requirements, including both principal and interest

•      Repurchases of our Common Stock

• Sales of real estate investments • Draws from lender escrow accounts

The sources and uses of cash for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	$ Change
Net cash provided by operating activities	$11,153	$8,323	$2,830
Net cash (used in) provided by investing activities	(552)	44,813	(45,365)
Net cash used in financing activities	(7,143)	(57,125)	49,982

Our net cash flows provided by operating activities were impacted by an increase in net loss attributable to the Fund of $15,621 primarily related to an increase in provision for (net recovery of) impairment of real estate of $16,514. Our working capital, which consists of cash, tenant accounts receivable and prepaid expenses and other assets less accounts payable and accrued expenses, accrued interest and accrued real estate taxes, was impacted between December 31, 2010 and June 30, 2011 by the following items:

•	an increase in prepaid expenses and other assets of $436 also related to timing of payments offset by a decrease in accounts receivable of $413 due to timing of receipts.

•	a decrease in accounts payable of $1,862 due to the timing of payments offset by an increase in accrued real estate taxes and accrued interest of $957 and $63, respectively, due to timing of payments.

Cash (used in) provided by investing activities decreased as a result of sales proceeds received from Havertys Furniture and 25850 S. Ridgeland of $53,382 in 2010 as well as by an increase in capital improvement and lease commission payments of $1,008 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This was offset by an increase in net reimbursements from loan escrows of $7,112 during the six months ended June 30, 2011 as compared to the same period in 2010. In addition, there was an increase in cash (used in) provided by investing activities of $1,913 related to the effect of a change in accounting principle for the six months ended June 30, 2010 that did not occur during the six months ended June 30, 2011. Cash used in financing activities decreased for the six months ended June 30, 2011 over the same period in 2010 due to a decrease in credit facility payments of $6,525 and a decrease in mortgage note payments of $43,324 as a result of loan paydowns.

Financing

We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We attempted to limit overall portfolio leverage to 65% at the time we made our investments (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of all our real estate investments). Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Based upon the valuation declines in our portfolio, we estimate our current loan-to-value to be approximately 78%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at June 30, 2011 and December 31, 2010 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	June 30, 2011		December 31, 2010
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$588,531	5.58%	$594,340	5.58%
Variable	—	—	—	—

Total	$588,531	5.58%	$594,340	5.58%

Unconsolidated Debt

	June 30, 2011		December 31, 2010
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$86,150	5.60%	$87,133	5.60%
Variable	—	—	—	—

Total	$86,150	5.60%	$87,133	5.60%

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

Recent Events and Outlook

Given the uncertain economic climate and extraordinary conditions in the commercial real estate industry over the last few years, management made it a priority to implement a cash conservation strategy designed to strengthen our balance sheet and protect the value of the Fund’s assets. Through the establishment of cash reserves, management aims to equip the Fund with sufficient resources to address the portfolio’s fluctuating working capital needs, future capital expenditures, existing loan amortizations, and nearer-term debt maturities until market conditions stabilize. Several actions have been taken toward this objective including reductions in discretionary expenditures, reductions in fees, the suspension of dividend payments and the suspension of the redemption of Shares through tender offers, and lastly, selected property sales. The combination of suspending dividends and Share redemptions, coupled with the results from expense reductions and proceeds generated from property sales, has strengthened the Fund’s balance sheet and moved the Fund into an improved cash position: at June 30, 2011, the Fund had accumulated a cash balance of approximately $27,700.

Despite modest improvements in property market fundamentals and real estate capital markets, the Fund will continue to maintain a defensive tact until indications of a meaningful economic recovery become clearly evident. The Fund will continue its cash conservation initiatives designed to fortify the balance sheet and provide sufficient working capital to address the portfolio’s working capital needs, capital expenditures, loan amortizations, and nearer-term debt maturities. Opportunities to execute select property dispositions will continue to be evaluated as a means of generating additional liquidity, deleveraging, or reducing risk in the portfolio. We do not intend to engage in property sales unless we believe a fair and reasonable value may be achieved.

The challenge for 2011 and foreseeable future will be to balance the objectives of reducing portfolio risk through the establishment of increased cash reserves and retirement of debt while also returning to one of our original and primary objectives, that being to distribute free cash flow generated from property investments. However, until a marked improvement in the economy is realized and there is clearer evidence of a stabilization of property values, cash conservation will remain a near-term priority of the Fund. To help advance this initiative Bank of America has reduced its portion of the management fee on the Fund, resulting in a decrease in the management fee from 1.5% on NAV to 0.85%. This fee reduction is intended to reduce Fund expenses and benefit investors. Additionally, as fees paid to the Manager and Advisor is based upon the NAV of the Fund, as the NAV has declined their compensation has been significantly reduced.

While we historically provided limited liquidity to our stockholders by conducting tender offers, we did not and do not guarantee that sufficient cash will be available at any particular time to fund repurchases of our Shares. In this regard, we did not conduct a tender offer during the six months ended June 30, 2011 or the years ended December 31, 2009 and 2010, and, in order to preserve cash in light of the current market environment, we do not intend to repurchase Shares for the immediate future. The timing of future tender offers, if any, will be at the discretion of our board of directors, based on, among other things, the Fund’s need for liquidity.

The Fund is considering additional property dispositions as a means of generating cash. Selective dispositions will be considered in situations where we believe a fair and reasonable value may be achieved in light of the Fund’s strategic goals. The Fund will consider dispositions of non-strategic properties when it creates liquidity, deleverages the Fund and reduces risk (debt maturity and tenant lease related risks). The Fund does not intend to participate in distressed asset sales that negatively impact the Fund’s longer-term performance.

Second Quarter NAV

In the second quarter of 2011, the Fund’s NAV increased by $2.44 per share from $49.92 per share at March 31, 2011 to $52.36 per share at June 30, 2011. During the second quarter of 2011, 31% of the portfolio was externally appraised while the balance of the portfolio was internally valued using methodologies consistent with those of external appraisers. Overall, the Fund’s property values at pro-rata share increased 6.7% as compared to the first quarter of 2011, resulting in a $3.36 per share positive contribution to NAV. The second quarter NAV was further increased by $0.95 from property operations. The total property related NAV impact resulted in a $4.31 per share increase.

The increase in the Fund’s NAV was partially offset by the continued decline in the fair value of the Fund’s debt which fluctuates in tandem with market interest rates and availability of credit. Given that interest rates have continued to hover at historically low levels and the availability of credit has increased, the Fund’s accumulated debt mark-to-market as a positive component of our share value has, as of June 30, 2011, been fully eliminated. The debt mark-to-market had a negative $1.87 impact on NAV per share in the second quarter.

While the debt mark-to-market constituted over 30% of the Fund’s NAV at its peak in the third quarter of 2009, today’s NAV per share of $52.36 is comprised of 102%, or $53.41, asset or property value while, for the first time in the history of the Fund, debt value decreased NAV per share by $1.05.

2011 Key Initiatives

In 2011, the Advisor will continue its ongoing evaluation of our investment in Monument IV at Worldgate. While the outcomes of this evaluation cannot be determined at this time, the Advisor continues to closely monitor this investment and its ongoing fit within the Fund’s current strategy. The property is located in the steadily recovering Washington, D.C. submarket of Herndon, VA, directly visible from the Dulles Toll Road. As of this filing, the single tenant of the building, Fannie Mae, has not renewed its lease. Fannie Mae’s lease expires on December 31, 2011 and it did not exercise its market renewal option, which expired on December 31, 2010. Upon the expiration of this option, the Advisor retained a local leasing agent and this agent has begun a broad marketing campaign for the building as available for lease. Based upon the results of this marketing campaign along with feedback from local investment sales brokers and mortgage bankers, a specific hold, sale or refinance strategy will be developed for this property as its existing fixed-rate mortgage loan matures on September 1, 2011. Over the next few months, the Advisor will decide the strategic direction for this investment, which could include selling the property or extending the loan and using cash reserves to re-tenant the building. Under any alternative, the Advisor believes Monument IV at Worldgate continues to represent significant value to the Fund. During April 2011, the Advisor requested the loan be transferred from the master servicer to the special servicer so as to negotiate a loan extension. The transfer was granted and the Advisor has begun negotiations with the special servicer on a two-year loan extension.

Contractual Cash Obligations and Commitments

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At June 30, 2011, we had approximately $1,046 deposited in this escrow, and we expect to fund a net of approximately $428 during the remainder of 2011. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At June 30, 2011, our capital escrow account balance was $334. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly, we are required to fund an escrow account for the future payment of insurance costs and real estate taxes in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At June 30, 2011, our insurance and real estate tax escrow balance was $625. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

The mortgage loan collateralized by Metropolitan Park North required that we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing the space currently occupied by Nordstrom, a major anchor tenant of the building. Since Nordstrom has determined it will not renew its lease at Metropolitan Park North, we were obligated to post an additional $2,800 reserve into the escrow on September 30, 2010. We did not post the $2,800 reserve. On February 9, 2011, we amended the mortgage loan collateralized by Metropolitan Park North. The terms of the modification include an agreement to sweep all future cash flow to the lender and to use the $3,900 reserve to pay down the principal balance of the loan. Additionally, the borrower, a wholly owned entity of ours, was released from its obligation to post an additional $2,800 reserve. Other amendments include changing the loan to interest only until February 1, 2012, and granting the lender certain approval rights over various operating decisions.

The mortgage loan collateralized by Monument IV at Worldgate requires that, should Fannie Mae, the sole tenant at this property, not renew its lease or the space not be leased to a new tenant(s), the Fund must reserve all rental payments received from the tenant beginning on September 1, 2010. As of June 30, 2011, Fannie Mae still has not elected to renew its lease and cash totaling $2,005 had been reserved. We expect to fund approximately $386 through the mortgage loan maturity on September 1, 2011. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full. If this loan is not extended and we do not sell the property, we will be obligated to pay the outstanding loan balance of $35,245 at maturity on September 1, 2011, using the Fund’s available cash.

The debt associated with six of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of June 30, 2011, we had approximately $233 deposited into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of the filing of this Form 10-Q, we had not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as additional collateral for mortgage debt on properties we own. At June 30, 2011 and December 31, 2010, we had approximately $150 and $5,580, respectively, in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of June 30, 2011, we had consolidated debt of $588,531, none of which is variable-rate debt. Including the $1,643 net discount on the assumption of debt, we had consolidated debt of $586,888 at June 30, 2011.

As of December 31, 2010, we had consolidated debt of $594,340, none of which is variable-rate debt. Including the $1,536 net discount on the assumption of debt, we have consolidated debt of $592,804 at December 31, 2010.

All our Consolidated and Unconsolidated Properties are currently financed with fixed-rate debt; therefore we are not currently subject to interest rate exposure at these properties, except to the extent (i) changes in interest rates impact the fair value of our fixed rate financing as discussed below and (ii) we are required to refinance a property.

Of our total consolidated outstanding debt, $35,245 and $12,170 will become due in 2011 and 2012, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $352 in 2011 and $393 in 2012 if the interest rate on the refinanced debt increased by 100 basis points.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2011, the fair value of our mortgage notes payable was estimated to be approximately $9,813 lower than the carrying value of $586,888. If treasury rates were 25 basis points higher at June 30, 2011, the fair value of our mortgage notes payable would have been approximately $14,659 lower than the carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the six months ended June 30, 2011, we recognized a foreign currency translation gain of $415 as opposed to a loss of $154 for the six months ended June 30, 2010. At June 30, 2011, a 10% unfavorable exchange rate movement would have caused our $415 foreign currency translation gain to be decreased by $1,017 resulting in a foreign currency translation loss of approximately $602.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation, our chief executive officer and chief financial officer concluded, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: August 4, 2011	By:	/s/ JAMES D. BOWDEN
James D. Bowden
President and Chief Executive Officer

Date: August 4, 2011	By:	/s/ STEVEN SUSS
Steven Suss
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(2)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(3)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).
(2)	Incorporated by reference to Exhibit 3.2 to the Fund’s Annual Report on Form 10-K filed with the SEC on March 6, 2007.
(3)	Incorporated by reference to Exhibit 4.1 to the Fund’s Annual Report on Form 10-K filed with the SEC on March 7, 2008.
*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.