Form 10-Q
period 2011-09-30
EXCELSIOR LASALLE PROPERTY FUND INC
filed 2011-11-03
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

The registrant has determined that it is a Non-accelerated filer because no public trading market exists for its common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding on November 3, 2011 was 4,135,635.

Excelsior LaSalle Property Fund, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Investments in Real Estate:
Land (including from VIEs of $32,593 and $32,593, respectively)	$107,046	$110,332
Buildings and equipment (including from VIEs of $233,738 and $238,500, respectively)	692,141	709,408
Less accumulated depreciation (including from VIEs of $(23,557) and $(24,846), respectively)	(81,968)	(76,028)

Net Property and Equipment	717,219	743,712
Investments in unconsolidated real estate affiliates	26,206	27,675

Net Investments in Real Estate	743,425	771,387
Cash and cash equivalents (including from VIEs of $2,015 and $2,637, respectively)	32,314	33,431
Restricted cash (including from VIEs of $3,948 and $1,454, respectively)	16,778	11,751
Tenant accounts receivable, net (including from VIEs of $1,032 and $1,164, respectively)	2,074	2,254
Deferred expenses, net (including from VIEs of $1,018 and $1,113, respectively)	4,685	4,137
Acquired intangible assets, net (including from VIEs of $5,186 and $5,568, respectively)	35,752	42,097
Deferred rent receivable, net (including from VIEs of $998 and $711, respectively)	4,805	4,816
Prepaid expenses and other assets (including from VIEs of $393 and $442, respectively)	951	816

TOTAL ASSETS	$840,784	$870,689

LIABILITIES AND EQUITY
Mortgage notes payable, net (including from VIEs $190,152 and $191,288, respectively)	$583,142	$592,804
Accounts payable and other accrued expenses (including from VIEs of $3,192 and $2,536, respectively)	9,610	10,377
Distributions payable	2,275	—
Accrued interest (including from VIEs of $900 and $928, respectively)	2,719	2,541
Accrued real estate taxes (including from VIEs of $1,688 and $477, respectively)	4,231	2,162
Manager and advisor fees payable	611	777
Acquired intangible liabilities, net	6,949	9,319

TOTAL LIABILITIES	609,537	617,980
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,135,635 shares issued and outstanding at September 30, 2011 and December 31, 2010	41	41
Additional paid-in capital	453,244	453,244
Accumulated other comprehensive income	94	462
Distributions to stockholders	(80,636)	(78,361)
Accumulated deficit	(152,301)	(133,939)

Total Excelsior LaSalle Property Fund, Inc. stockholders’ equity	220,442	241,447

Noncontrolling interests	10,805	11,262

Total Equity	231,247	252,709

TOTAL LIABILITIES AND EQUITY	$840,784	$870,689

The abbreviation “VIEs” above means Variable Interest Entities.

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except per share amounts

(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenues:
Minimum rents	$19,241	$19,018	$59,223	$57,603
Tenant recoveries and other rental income	4,945	4,889	13,752	14,120

Total Revenues	24,186	23,907	72,975	71,723
Operating Expenses:
Real estate taxes	2,725	2,882	7,951	8,144
Property operating	7,288	6,923	18,614	18,200
Manager and advisor fees	611	671	2,159	2,522
Fund level expenses	566	309	1,300	1,322
Provision for doubtful accounts	30	239	323	649
General and administrative	251	260	506	749
Provision for (net recovery of) impairment of real estate	—	—	14,934	(1,580)
Depreciation and amortization	6,370	7,327	19,229	21,847

Total Operating Expenses	17,841	18,611	65,016	51,853

Operating Income	6,345	5,296	7,959	19,870
Other Income and (Expenses):
Interest expense	(8,455)	(8,634)	(25,177)	(26,158)
Loss on extinguishment of debt	—	—	—	(73)
Equity in loss of unconsolidated affiliates	(233)	(826)	(1,469)	(1,416)

Total Other Income and (Expenses)	(8,688)	(9,460)	(26,646)	(27,647)

Loss from Continuing Operations	(2,343)	(4,164)	(18,687)	(7,777)
Discontinued Operations:
Income from Discontinued Operations	—	—	—	1,511
Gain on sale of discontinued operations, net	—	—	—	822

Total Income from Discontinued Operations	—	—	—	2,333

Net Loss	(2,343)	(4,164)	(18,687)	(5,444)

Net loss attributable to the noncontrolling interests	360	529	325	1,052

Net loss attributable to Excelsior LaSalle Property Fund, Inc.	(1,983)	(3,635)	(18,362)	(4,392)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	(783)	341	(368)	187

Total Other Comprehensive (Loss) Income	(783)	341	(368)	187

Net Comprehensive Loss	$(2,766)	$(3,294)	$(18,730)	$(4,205)

Net loss from continuing operations attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(0.48)	$(0.88)	$(4.44)	$(1.63)
Total income from discontinued operations per share-basic and diluted	$—	$—	$—	$0.56
Net loss attributable to Excelsior LaSalle Property Fund, Inc. per share-basic and diluted	$(0.48)	$(0.88)	$(4.44)	$(1.07)

Weighted average common stock outstanding-basic and diluted	4,135,635	4,135,635	4,135,635	4,135,635

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF EQUITY

$ in thousands, except per share amounts

(Unaudited)

			Additional Paid in Capital	Other Comprehensive Income	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2011	4,135,635	$41	$453,244	$462	$(78,361)	$(133,939)	$11,262	$252,709
Net loss	—	—	—	—	—	(18,362)	(325)	(18,687)
Other comprehensive loss	—	—	—	(368)	—	—	—	(368)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	668	668
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(800)	(800)
Cash distributions declared	—	—	—	—	(2,275)	—	—	(2,275)

Balance, September 30, 2011	4,135,635	$41	$453,244	$94	$(80,636)	$(152,301)	$10,805	$231,247

			Additional Paid In Capital	Other Comprehensive (Loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2010 (previously reported)	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,246)	$12,684	$289,323
Cumulative effect of change in accounting principle	—	—	—	—	—	(53)	(104)	(157)

Balance, January 1, 2010	4,135,635	41	453,244	(39)	(78,361)	(98,299)	12,580	289,166
Net loss	—	—	—	—	—	(4,392)	(1,052)	(5,444)
Other comprehensive income	—	—	—	187	—	—	—	187
Cash contributed from noncontrolling interests	—	—	—	—	—	—	448	448
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(645)	(645)

Balance, September 30, 2010	4,135,635	$41	$453,244	$148	$(78,361)	$(102,691)	$11,331	$283,712

See notes to consolidated financial statements.

EXCELSIOR LASALLE PROPERTY FUND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,687)	$(5,444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (including discontinued operations)	12,964	14,663
Amortization of in-place lease intangible assets (including discontinued operations)	5,757	6,721
Amortization of net above- and below-market in-place leases (including discontinued operations)	(1,803)	(1,315)
Amortization of financing fees (including discontinued operations)	526	548
Amortization of debt premium and discount (including discontinued operations)	(161)	(161)
Amortization of lease commissions (including discontinued operations)	508	581
Gain on sale of discontinued operations	—	(822)
Loss on extinguishment of debt	—	242
Provision for doubtful accounts	323	649
Deferred rent (including discontinued operations)	5	412
Impairment (net recovery) of real estate (including discontinued operations)	14,934	(3,142)
Equity in loss of unconsolidated affiliates	1,469	1,416
Net changes in assets and liabilities:
Tenant accounts receivable	(148)	213
Prepaid expenses and other assets	(135)	259
Manager and advisor fees payable	(166)	(616)
Accounts payable and accrued expenses	1,650	1,187

Net cash provided by operating activities	17,036	15,391
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments	—	53,382
Capital improvements and lease commissions	(3,966)	(2,738)
Loan escrows	(5,027)	(7,135)
Effect of change in accounting principle to beginning cash	—	(1,913)

Net cash (used in) provided by investing activities	(8,993)	41,596
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to noncontrolling interests	(800)	(645)
Contributions received from noncontrolling interests	668	448
Payments on credit facility	—	(8,650)
Debt issuance costs	(599)	(205)
Principal payments on mortgage notes and other debt payable	(8,421)	(52,368)

Net cash used in financing activities	(9,152)	(61,420)

Net decrease in cash and cash equivalents	(1,109)	(4,433)
Effect of exchange rates	(8)	1
Cash and cash equivalents at the beginning of the period	33,431	44,258

Cash and cash equivalents at the end of the period	$32,314	$39,826

Supplemental disclosure of cash flow information:
Interest paid (including discontinued operations)	$24,648	$26,936

Non-cash activities:
Write-offs of receivables	$261	$394
Write-offs of retired assets	7,620	4,436
Distribution payable	2,275	—
Change in liability for capital expenditures	154	151

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

Our primary business is the ownership and management of a diversified portfolio of office, retail, industrial and apartment properties primarily located in the United States. As of September 30, 2011, we wholly or majority owned and controlled 34 consolidated properties and owned interests in two unconsolidated properties.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of variable interest entities in which we own less than a 100% interest. On January 1, 2010, the Fund adopted revised guidance regarding the consolidation of variable interest entities. As of September 30, 2011, there were seven consolidated variable interest entities of which the Fund is the primary beneficiary with the power to direct the activities that most significantly impact the variable interest entities’ performance and two unconsolidated real estate affiliates. With respect to our 80% interest in 111 Sutter Street, we have concluded that we do not control the entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing collateralized by assets of the venture. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The interim financial data as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited; however, in the opinion of the Fund, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At September 30, 2011 and December 31, 2010, our allowance for doubtful accounts was $881 and $819, respectively.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease as a component of depreciation and amortization expense. Deferred expenses accumulated amortization at September 30, 2011 and December 31, 2010 was $3,695 and $3,384, respectively.

Acquisitions

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, and tenant improvements and lease commissions, which are reported net of accumulated amortization of $47,292 and $41,737 at September 30, 2011 and December 31, 2010, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $14,845 and $13,158 at September 30, 2011 and December 31, 2010, respectively, on the accompanying Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. We have estimated the fair value of our mortgage notes payable, reflected in the accompanying Consolidated Balance Sheets, at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable was approximately $5,651 and $27,860 lower than the aggregate carrying amounts at September 30, 2011 and December 31, 2010, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.

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

NOTE 3—PROPERTY

Discontinued Operations

On April 15, 2010, we sold Havertys Furniture, an 808,000 square foot (unaudited) industrial center located in Braselton, GA for $35,000 resulting in a gain of $113. On the same day, we also sold 25850 S. Ridgeland, a 719,000 square foot (unaudited) industrial center located in Monee, IL for $19,060 resulting in a gain of $709. The results of operations and gain on sale of the properties are reported as discontinued operations for all periods presented.

During the second quarter of 2010, the Advisor determined that the conditions in the capital markets were not opportune to dispose of Georgia Door Sales Distribution Center, 105 Kendall Park Lane and 4001 North Norfleet Road, which as of December 15, 2009 were classified as held for sale. The properties were returned to continuing operations for all periods presented.

The following table summarizes income from discontinued operations for the nine months ended September 30, 2010 resulting from the disposition of Havertys Furniture and 25850 S. Ridgeland:

Nine months ended September 30, 2010
Total revenues	$1,647
Real estate taxes	(290)
Property operating	(45)
General and administrative	(7)
Net recovery of provision for impairment of real estate	1,562
Depreciation and amortization	(118)
Loss on extinguishment of debt	(638)
Interest expense	(600)

Income from discontinued operations	$1,511

Impairment/ Recovery of Investments in Real Estate held for use

At June 30, 2011, we determined that Marketplace at Northglenn was impaired. In accordance with the authoritative guidance for impairment of long-lived assets held for use, we determined the carrying value of this investment exceeded the undiscounted cash flows over our expected hold period. As such, we recognized an impairment charge of $14,934 on Marketplace at Northglenn, which represents the difference between the fair value and the carrying value of the property. The impairment stemmed from the Fund decreasing its hold period for the property due to the property’s cash flows being forecasted to no longer cover debt service as a result of Border’s bankruptcy and lower rental rates on a newly signed lease renewal that occurred during the three months ending June 30, 2011.

For the nine months ended September 30, 2010, net recovery of provision for impairment of real estate of $1,562 was recorded related to a reevaluation of Georgia Door Distribution Center, 105 Kendall Park Lane and 4001 Norfleet Road, all of which were previously classified as held for sale as of December 15, 2009 and recorded at their fair values less cost to sell. The authoritative guidance states that impairment charges for previously-impaired assets classified as held for sale may be recovered at subsequent measurement dates, not to be written above carrying cost.

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

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2011	December 31, 2010
ASSETS
Investments in real estate, net	$154,083	$157,509
Cash and cash equivalents	4,628	3,609
Other assets, net	14,206	16,567

TOTAL ASSETS	$172,917	$177,685

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes payable	$144,407	$147,197
Other liabilities	9,169	9,496

TOTAL LIABILITIES	153,576	156,693
Members’ Equity	19,341	20,992

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$172,917	$177,685

FUND INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2011	December 31, 2010
Members’ equity	$19,341	$20,992
Less: other members’ equity	(8,081)	(8,217)
Basis differential in investment in unconsolidated real estate affiliates, net (a)	14,946	14,900

Investments in unconsolidated real estate affiliates	$26,206	$27,675

(a)	The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Fund’s own acquisition costs for Legacy Village and 111 Sutter Street. The Fund amortizes the basis differential over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Total revenues	$6,687	$7,844	$19,860	$24,047
Total operating expenses	4,888	5,792	15,293	17,775

Operating income	1,799	2,052	4,567	6,272
Total other expenses	2,068	2,580	6,243	7,767

Net loss	$(269)	$(528)	$(1,676)	$(1,495)

FUND EQUITY IN LOSS OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net loss of unconsolidated real estate affiliates	$(269)	$(528)	$(1,676)	$(1,495)
Other members’ share of net loss	18	102	149	492
Adjustment for basis differential in investment in unconsolidated real estate affiliates	18	28	58	16
Other expense from unconsolidated real estate affiliates	—	—	—	(1)
Loss on assignment of 18922 Forge Drive	—	(428)	—	(428)

Fund equity in loss of unconsolidated real estate affiliates	$(233)	$(826)	$(1,469)	$(1,416)

NOTE 5—MORTGAGE NOTES PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

			Amount payable as of
Property	Maturity Date	Rate	September 30, 2011	December 31, 2010
Total mortgage notes	September 1, 2012 - March 1, 2027	4.92% - 6.14%	$584,839	$594,340
Net discount on assumed debt			(1,697)	(1,536)

Mortgage notes payable, net			$583,142	$592,804

Aggregate principal payments of mortgage notes payable as of September 30, 2011 are as follows:

Year	Amount
2011	$1,460
2012	19,926
2013	175,554
2014	139,999
2015	25,660
Thereafter	222,240

Total	$584,839

As stated in Note 10, on October 5, 2011 Marketplace at Northglenn defaulted on its mortgage loan payable obligation. The outstanding amount of the mortgage loan is approximately $61,300, bearing interest at a fixed-rate of 5.50% and is scheduled to mature in January 2016. The loan contains an acceleration clause in which the lender may, without notice, declare the outstanding loan balance immediately due and payable. During the time the default exists, the lender may charge default interest at a rate of 10.50%. The loan is non-recourse to the Fund. The originating lender was Morgan Stanley Mortgage Capital Inc., and the loan is part of a pooled commercial mortgage-backed security. The loan has been transferred to special servicing. The property has suffered from tenant bankruptcies, lower occupancy and tenants renewing expiring leases at lower rents. We believe that the borrower will ultimately relinquish its ownership of this property to the lender in a deed in lieu of foreclosure transaction or other alternative including foreclosure in satisfaction of the mortgage.

We are in compliance with all other debt covenants.

NOTE 6—COMMON STOCK

Stock Subscriptions

We have historically and may in the future sell additional Shares through private placements to accredited investors when and if market conditions permit. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares in the Fund will initially be held in an escrow account at an independent financial institution outside the Fund, for the benefit of the investors until such time as the funds are drawn into the Fund to purchase Shares at the Current Share Price (as defined under the heading “Current Share Price” in Item 2 of this Form 10-Q). Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At September 30, 2011 and December 31, 2010, no subscription commitments were held in escrow. At September 30, 2011 and for the year ended December 31, 2010, we sold no Shares. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Tender Offers

Pursuant to our Share Repurchase Program, we may provide limited liquidity to our stockholders by conducting tender offers pursuant to which we would offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares, if any. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares, and we will be under no obligation to conduct such tender offers or to make such cash available. We did not conduct any tender offers during the nine months ended September 30, 2011, and, in order to preserve cash given the current market environment.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the nine months ended September 30, 2011 and for the year ended December 31, 2010, we did not issue Shares under the dividend reinvestment plan.

Earnings Per Share (“EPS”)

Basic per Share amounts are based on the weighted average of Shares outstanding of 4,135,635 for the three and nine months ended September 30, 2011 and 2010. We have no dilutive or potentially dilutive securities.

NOTE 7—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we paid each of the Manager and Advisor an annual fixed fee equal to 0.75%, respectively, of the Fund’s net asset value (“NAV”), calculated quarterly. Effective January 1, 2010, the Manager’s fixed fee was reduced from 0.75% of NAV to 0.10% of NAV. The fixed portions of the management and advisory fees for the three and nine months ended September 30, 2011 were $460 and $1,318, respectively. The fixed portions of the management and advisory fees for the three and nine months ended September 30, 2010 were $459 and $1,432, respectively. Included in Manager and Advisor fees payable at September 30, 2011 and December 31, 2010 were $460 and $468, respectively, of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we pay the Manager and Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Manager will be allocated an increasing proportion of the variable fee to the extent the Fund’s NAV increases, up to a maximum of 1.87% of the 7.50% fee paid to the Manager and the Advisor if the Fund’s NAV is $850,000 or more. Effective January 1, 2010, the Manager waived its participation in the variable fee. The total variable fees for the three and nine months ended September 30, 2011 were $151 and $841, respectively. The total variable fees for the three and nine months ended September 30, 2010 were $212 and $1,090, respectively. Included in Manager and Advisor fees payable at September 30, 2011 and December 31, 2010 were $151 and $309, respectively, of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property acquired for us. There were no acquisition fees for the three and nine months ended September 30, 2011 and 2010. There were no acquisition fees included in Manager and Advisor fees payable at September 30, 2011 or December 31, 2010. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. There were no reimbursed due diligence costs for the three and nine months ended September 30, 2011 and 2010. Beginning January 1, 2009, acquisition fees and due diligence costs for acquisitions were expensed as incurred. The Advisor does not receive a disposition fee for selling real estate investments.

On December 23, 2004, we entered into an expense limitation agreement (the “Expense Limitation Agreement”), which limited certain Fund expenses to 0.75% of NAV annually. The expenses subject to the limitation included fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Fund or Share offering, printing costs, mailing costs, fees associated with our board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Fund-level organizational costs since January 1, 2011. The Expense Limitation Agreement expired on December 31, 2010. As a result, the Fund has been responsible for all expenses as incurred. Expenses subject to the Expense Limitation Agreement are included in the Fund level expenses line on the consolidated statements of operations along with certain other Fund level expenses not subject to the Expense Limitation Agreement, such as expenses related to unsuccessful acquisitions and filing fees. As of December 31, 2010, Fund level expenses exceeded the limitation by $136 and will be carried forward for up to three years. Expenses being carried forward will only be reimbursed in a year that Fund level expenses are less than 0.75% of NAV for that calendar year.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 4 Research Park Drive and 36 Research Park Drive. For the three and nine months ended September 30, 2011, JLL was paid $66 and $142, respectively, for property management services performed. For the three and nine months ended September 30, 2010, JLL was paid $42 and $128, respectively, for property management services performed. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis. JLL was paid $5 and $171 for leasing services for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, JLL was paid $16 and $110, respectively for leasing services.

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

The Fund has mortgage notes payable to BAC, an affiliate of the Manager, collateralized by Monument IV at Worldgate and Station Nine Apartments. Bank of America, N.A. (“BANA”) was the lender on up to $7,143 of the Fund’s old line of credit, which expired in February 2010. Interest and fees paid to BAC and BANA related to the loans were $995 and $2,938, for the three and nine months ended September 30, 2011, respectively. Included in mortgage notes payable, is debt payable to BAC, at September 30, 2011 and December 31, 2010 of approximately $72,080 and $72,501, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At September 30, 2011, we had approximately $1,237 deposited in this escrow, and we expect to fund a net of approximately $214 during the remainder of 2011. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At September 30, 2011, our capital escrow account balance was $372. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly, we are required to fund an escrow account for the future payment of insurance costs and real estate taxes in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At September 30, 2011, our insurance and real estate tax escrow balance was $1,048. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

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

The mortgage loan extension signed on August 31, 2011, collateralized by Monument IV at Worldgate requires the Fund to reserve all rental payments received from the tenant to be used for leasing costs and real estate taxes. As of September 30, 2011, cash totaling $5,922 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full.

The debt associated with six of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of September 30, 2011, we had approximately $289 deposited into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet (unaudited) of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of September 30, 2011, we had not received an expansion notice from the tenant.

NOTE 9—DISTRIBUTIONS PAYABLE

On September 14, 2011, our Board of Directors declared a $0.55 per share distribution to Stockholders of record as of September 30, 2011, payable on November 7, 2011.

NOTE 10—SUBQUENT EVENTS

On October 5, 2011, Marketplace at Northglenn defaulted on its mortgage loan payable obligation. The outstanding amount of the mortgage loan is approximately $61,300, bearing interest at a fixed-rate of 5.50% and is scheduled to mature in January 2016. The loan contains an acceleration clause in which the lender may, without notice, declare the outstanding loan balance immediately due and payable. During the time the default exists, the lender may charge default interest at a rate of 10.50%. The loan is non-recourse to the Fund. The originating lender was Morgan Stanley Mortgage Capital Inc., and the loan is part of a pooled commercial mortgage-backed security. The loan has been transferred to special servicing. The property has suffered from tenant bankruptcies, lower occupancy and tenants renewing expiring leases at lower rents. We believe that the borrower will ultimately relinquish its ownership of this property to the lender in a deed in lieu of foreclosure transaction or other alternative including foreclosure in satisfaction of the mortgage.

* * * * * *

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

$ in thousands, except per share amounts

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Factors that could cause us not to realize our plans, intentions or expectations include, but are not limited to, those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in the Fund’s 2010 Form 10-K and our periodic reports filed with the SEC, including risks related to: (i) the current global financial crisis; (ii) student-oriented apartment communities; (iii) commercial real estate ownership; (iv) competition for attractive investments; (v) performance of the Manager and the Advisor; (vi) our ability to use leverage; (vii) the loss of key personnel by the Manager or the Advisor; (viii) compliance with the Exchange Act; (ix) our failure to achieve our return objectives; (x) the impact of co-tenancy provisions; (xi) defaults by significant tenants; (xii) compliance with environmental laws; (xiii) the possible development of harmful mold at our properties; (xiv) dilution to our current stockholders as a result of the sale of additional shares; (xv) our ability to sell Shares and the illiquidity of our Shares (xvi) ownership limitations in our charter; (xvii) limited recourse by stockholders against our board of directors; (xviii) terrorist attacks; (xix) the adequacy of our insurance; (xx) the extent to which our investments are diversified; (xxi) our joint investments with third parties; (xxii) the structure of the fees payable to the Manager and the Advisor; (xxiii) our qualification as a “venture capital operating company” under ERISA; (xxiv) our ability to remain exempt from the registration requirements of the Investment Company Act; (xxv) our ability to maintain our status as a REIT. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of September 30, 2011, were comprised of:

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

Our Unconsolidated Properties, which are owned through joint venture arrangements, consist of Legacy Village and 111 Sutter Street as of September 30, 2011. From January 1, 2010 through September 30, 2010, our Unconsolidated Properties also included 9800 South Meridian and 18922 Forge Drive. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Fund Portfolio.”

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

Property Sector Diversification

Consolidated Properties

Estimated Percent of Fair Value September 30, 2011
Office
Commercial Office	28%
Medical Office	18%
Retail	19%
Industrial	8%
Apartment	27%

Unconsolidated Properties

Estimated Percent of Fair Value September 30, 2011
Office
Commercial Office	49%
Medical Office	—
Retail	51%
Industrial	—
Apartment	—

Geographic Region Diversification

Consolidated Properties

Estimated Percent of Fair Value September 30, 2011
East	14%
West	43%
Midwest	12%
South	26%
International	5%

Unconsolidated Properties

Estimated Percent of Fair Value September 30, 2011
East	—
West	49%
Midwest	51%
South	—
International	—

Seasonality

With the exception of our student-oriented apartment communities, our investments are not materially impacted by seasonality, despite certain of our retail tenants being impacted by seasonality. Percentage rents (rents computed as a percentage of tenant sales) that we earn from investments in retail and office properties may, in the future, be impacted by seasonality.

For our six student-oriented apartment communities, the majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In certain cases, we enter into leases for less than the full academic year, including nine-month or shorter-term semester leases. As a result, we may experience significantly reduced cash flows during the summer months at properties leased under leases having terms shorter than 12 months. We are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. We have found certain property revenues and operating expenses to be cyclical in nature, and therefore not incurred ratably over the course of the year. Prior to the commencement of each new lease period, mostly during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the second and third quarter of each year.

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

Critical Accounting Policies

The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three and nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2010 Form 10-K.

Consolidated Properties

Consolidated Properties owned at September 30, 2011 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of September 30, 2011
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	100%
Georgia Door Sales Distribution Center (1)	Industrial	Austell, GA	February 10, 2005	100%	254,000	76%
105 Kendall Park Lane (1)	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%
Marketplace at Northglenn (2)	Retail	Northglenn, CO	December 21, 2005	100%	439,000	85%
CHW Medical Office Portfolio	Office	CA and AZ	December 21, 2005	100%	757,000	79%
Metropolitan Park North (3)	Office	Seattle, WA	March 28, 2006	100%	179,000	100%
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	72%
4001 North Norfleet Road (1)	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%
Station Nine Apartments (4)	Apartment	Durham, NC	April 16, 2007	100%	312,000	100%
4 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	60,000	100%
36 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	81,000	100%
The District at Howell Mill (5)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	100%
Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%
Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	135,000	100%
Cabana Beach San Marcos (4)(6)	Apartment	San Marcos, TX	November 21, 2007	78%	258,000	95%
Cabana Beach Gainesville (4)(6)	Apartment	Gainesville, FL	November 21, 2007	78%	598,000	92%
Campus Lodge Athens (4)(6)	Apartment	Athens, GA	November 21, 2007	78%	229,000	99%
Campus Lodge Columbia (4)(6)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	100%
The Edge at Lafayette (4)(6)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	100%
Campus Lodge Tampa (4)(6)	Apartment	Tampa, FL	February 29, 2008	78%	477,000	99%

(1)	On December 15, 2009, this property was designated as held-for-sale and continued its held-for-sale status at March 31, 2010. The property was subsequently removed from held-for-sale and designated as held-for-use on April 15, 2010.
(2)	The mortgage loan collateralized by this property is in default as of October 5, 2011. We expect to relinquish our ownership of this property to the lender in a deed in lieu of foreclosure or other alternative transaction including foreclosure in satisfaction of the mortgage.
(3)	This property’s primary tenant will vacate the building on January 31, 2012 at its lease expiration. We expect to relinquish our ownership of this property to the lender in a deed in lieu of foreclosure or other alternative transaction including foreclosure in satisfaction of the mortgage when the property’s primary tenant vacates the building.
(4)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to leasing efforts before the school year.
(5)	We acquired an 87.85% ownership interest in the joint venture that owns a fee interest in this property.
(6)	We acquired a 78% ownership interest in the joint venture that owns a fee interest in this property.

Unconsolidated Properties

Unconsolidated Properties owned at September 30, 2011 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of September 30, 2011
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	91%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80%	286,000	89%

Recent Events and Outlook

Given the uncertain economic climate and extraordinary conditions in the commercial real estate industry over the last few years, management made it a priority to implement a cash conservation strategy designed to strengthen our balance sheet and protect the value of the Fund’s assets. Through the establishment of cash reserves, management aimed to equip the Fund with sufficient resources to address the portfolio’s fluctuating working capital needs, future capital expenditures, existing loan amortizations, and nearer-term debt maturities until market conditions stabilized. Several actions had been taken toward this objective including reductions in discretionary expenditures, reductions in fees, the suspension of dividend payments and the suspension of the redemption of Shares through tender offers, and lastly, selected property sales. The combination of suspending dividends and Share redemptions, coupled with the results from expense reductions and proceeds generated from property sales, has strengthened the Fund’s balance sheet and moved the Fund into an improved cash position: at September 30, 2011, the Fund had accumulated a cash balance of approximately $24,600.

On August 31, 2011, the Fund entered into a two-year loan extension on the $35,195 mortgage loan collateralized by Monument IV at Worldgate. The mortgage loan now matures on September 1, 2013, but, subject to certain conditions, can be extended at the Fund’s option for an additional year. The loan continues to bear interest at 5.29% and is interest-only throughout the extension. At closing, the Fund contributed $3,300 in cash reserves to the lender, funded from cash on hand, to be used for future leasing costs and debt service. This additional contribution brings accumulated cash reserves to $5,922 for future re-tenanting and debt service. Pursuant to the loan extension, the Fund will be required to escrow additional cash reserves of $550, quarterly. The single tenant of the building, Fannie Mae, has not renewed its lease, though negotiations are ongoing with Fannie Mae regarding its occupancy in Monument IV at Worldgate after the lease expiration. Fannie Mae’s lease expires on December 31, 2011. The Advisor considers the successful execution of this loan extension to be a critical accomplishment, as it will allow the Fund the opportunity to participate in creating value through the re-tenanting of the property. While the outcome of this strategy cannot be predicted at this time, preliminary feedback and interest from prospective tenants appears positive. The property is located in the steadily recovering Washington, D.C. submarket of Herndon, VA, directly visible from the Dulles Toll Road.

As a result of procuring the Monument IV at Worldgate loan extension and avoiding a pay down of the loan from available cash, the board of directors declared a cash dividend on September 14, 2011 in the amount of $0.55 per share to holders of the Fund’s common stock of record as of September 30, 2011. The dividend is payable on November 7, 2011. Future dividends, if any, will be made at the discretion of the Board and will depend on the Fund’s earnings, financial condition, maintenance of its REIT status and such other factors as the Board may deem relevant from time to time.

Despite modest improvements in property market fundamentals and real estate capital markets, the Fund will continue to maintain a defensive tact until indications of a meaningful economic recovery become clearly evident. The Fund will continue its cash conservation initiatives designed to fortify the balance sheet and provide sufficient working capital to address the portfolio’s working capital needs, capital expenditures, loan amortizations, and nearer-term debt maturities. Opportunities to execute select property dispositions will continue to be evaluated as a means of generating additional liquidity, deleveraging, or reducing risk in the portfolio. We do not intent to engage in property sales unless a fair and reasonable value may be achieved and the transactions furthers the Fund’s strategic goals.

The challenge for the remainder of 2011 and the foreseeable future will be to balance the objectives of reducing portfolio risk through the maintenance of adequate cash reserves while also returning to one of our original and primary objectives, to distribute free cash flow generated from property investments. As previously disclosed, to help return the Fund towards its primary objective, Bank of America, the Manager has reduced its portion of the management fee on the Fund, resulting in a decrease in the management fee from 1.5% on NAV to 0.85%. This fee reduction is intended to reduce Fund expenses and benefit investors. Additionally, because fees paid to the Manager and Advisor are based on the NAV of the Fund, their compensation has been significantly reduced as a result of the Funds declining NAV over the past few years.

While historically we have provided limited liquidity to our stockholders by conducting tender offers, we can not guarantee that sufficient cash will be available at any particular time to conduct tender offers for our Shares in the future. We did not conduct a tender offer during the quarter ended September 30, 2011 or the years ended December 31, 2009 and 2010. Notwithstanding, our board of directors continually examines the Fund’s cash position and needs and periodically assesses the appropriateness of future share tender offers or dividend payments. The timing of future tender offers and dividend payments, if any, will be at the discretion of our board of directors, based on, among other things, the Fund’s need for liquidity.

The Fund may consider additional property dispositions as a means of generating cash. Selective dispositions will be considered only in situations where a fair and reasonable value may be achieved and the transaction furthers the Fund’s strategic goals. The Fund will consider dispositions of non-strategic properties when it creates liquidity, deleverages the Fund and reduces risk (debt maturity and tenant lease related risks). The Fund does not intend to participate in distressed asset sales that negatively impact the Fund’s longer-term performance. Further, given the Fund’s long-term fixed-rate mortgage portfolio and current market conditions, many of our loans are not prepayable or assumable on terms that would be advantageous to the Fund. While market conditions may change in the future, we believe a wind down of the Fund through the adoption of an aggressive property disposition strategy would also negatively impact the Fund’s longer-term performance given the current economic environment. If the Fund were to adopt an orderly wind down of its holdings and to time asset sales in conjunction with debt maturities and allowable pre-payment windows, we expect the time horizon for winding down the Fund would be between four and seven years.

Third Quarter NAV

In the third quarter of 2011, the Fund’s NAV increased by $1.24 per share from $52.36 per share at June 30, 2011 to $53.60 per share at September 30, 2011. During the quarter, 18% of the portfolio was externally appraised while the balance of the portfolio was internally valued using methodologies consistent with those of external appraisers. Overall, the Fund’s property values at pro-rata share increased 2.8%, resulting in a $1.48 per share positive contribution to NAV. The third quarter NAV was further increased by $0.39 from property operations. The total property related NAV impact resulted in a $1.87 per share increase.

The increase in the Fund’s NAV was partially offset by the continued decline in the fair value of the Fund’s debt which fluctuates in tandem with market interest rates and availability of credit. Given that interest rates have continued to hover at historically low levels and the availability of credit has increased, the Fund’s accumulated debt mark-to-market as a positive component of our share value has, as of September 30, 2011, been fully eliminated. The debt mark-to-market had a negative $0.63 impact on share value in the third quarter.

While the debt mark-to-market constituted over 30% of the Fund’s NAV at its peak in the third quarter of 2009, today’s NAV per share of $53.60 is comprised of 103%, or $55.03, asset or property value while, for the second quarter in a row, debt value decreased NAV per share by $1.68. Management believes this strengthening of asset value relative to debt value will help preserve the Fund’s NAV in the long term.

Key Portfolio Initiatives

As we continue to evaluate our portfolio of properties and prioritize our use of cash reserves on opportunities to enhance operating cash flows and create value, we have identified two properties that no longer meet the Fund’s investment objectives. Marketplace at Northglenn, a 439,000 square foot (unaudited) retail center located in Northglenn, CO, has suffered from tenant bankruptcies, lower occupancy, tenants renewing expiring leases at lower rents and looming co-tenancy concerns which would allow tenants to terminate their leases should certain tenants vacate the property or overall occupancy not be maintained. In light of these facts and the increasing risk associated with the property, on October 5, 2011, ELPF Northglenn, L.L.C., (the “Borrower”) a wholly-owned subsidiary of the Fund defaulted on its mortgage loan payable obligation collateralized by the Marketplace at Northglenn. The loan is non-recourse to the Fund and is part of a pooled commercial mortgage-backed security. We believe that the Borrower will ultimately relinquish its ownership of this property to the lender in a deed in lieu of foreclosure transaction or other alternative including foreclosure in satisfaction of the mortgage. This transaction is not expected to have an impact on the Fund’s net asset value as the Fund has previously written off all assets of the Borrower related to the property.

The second property that no longer meets the Fund’s investment objectives is Metropolitan Park North, a 179,000 square foot (unaudited) office building located in Seattle, WA. Metropolitan Park North is losing the primary tenant, Nordstrom, at the expiration of its lease on January 31, 2012. The Seattle market suffered the loss of a number of large corporate office users over the past few years, leaving large vacancies and falling rents. The property is valued at less than the outstanding debt and the Advisor does not believe the building will regain value above the debt balance for many years. The loan is non-recourse to the Fund. We believe that the Fund will ultimately relinquish its ownership of this property to the lender in a deed in lieu of foreclosure transaction or other alternative including foreclosure in satisfaction of the mortgage. This transaction is not expected to have an impact on the Fund’s net asset value as the Fund has previously written off all assets of the Borrower related to the property.

Results of Operations

General

Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in income of unconsolidated affiliates. We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Fund. Comparable real estate investments represent properties currently classified as continuing operations and owned by us for the three and nine months ended on September 30, 2011, which were also owned by us during the three and nine months ended on September 30, 2010 and included all of our Consolidated Properties as of September 30, 2011. Accordingly, with respect to the discussions of revenues below, the comparable real estate investments amounts are the same as the total real estate investment amounts.

Results of Operations for the three months ended September 30, 2011 and 2010:

Revenues

	Total Fund Real Estate Investments/Comparable Real Estate Investments
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	$ Change	% Change
Revenues:
Minimum rents	$19,241	$19,018	$223	1.2%
Tenant recoveries and other rental income	4,945	4,889	56	1.1%

Total revenues	$24,186	$23,907	$279	1.2%

Minimum rents increased by $223 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase is primarily related to approximately $208 of rental increase at Campus Lodge Columbia, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and The Edge at Lafayette as a result of increased occupancy for the three months ended September 30, 2011 as compared to the same period of 2010. The increase is also due to increased minimum rents of $193 related to the accelerated amortization of the below-market lease liability at Marketplace at Northglenn due to the Borders bankruptcy. Additionally, an increase of approximately $85 at The District at Howell Mill due to a successful settlement of a tenant lawsuit over disputed rent charges. These increases were partially offset by a decrease of approximately $250 at the CHW Medical Office Portfolio due to decreases in occupancy and rental rates for the three months ended September 30, 2011 as compared to the same period of 2010.

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $802 and $476 for the three months ended September 30, 2011 and 2010, respectively. Also included in minimum rents is straight-line rental income, which caused a decrease of $430 and $913 for the three months ended September 30, 2011 and 2010, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income increased by $56 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase is primarily due to a reassessment at Monument IV at Worldgate which increased the taxes by approximately $111 in 2011 as compared to the same period of 2010, which was partially offset by various decreases across the portfolio.

Operating Expenses

	Total Fund Real Estate Investments/Comparable Real Estate Investments
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	$ Change	% Change
Operating expenses:
Real estate taxes	$2,725	$2,882	$(157)	(5.4)%
Property operating	7,288	6,923	365	5.3%
Manager and advisor fees	611	671	(60)	(8.9)%
Fund level expenses	566	309	257	83.2%
Provision for doubtful accounts	30	239	(209)	(87.4)%
General and administrative	251	260	(9)	(3.5)%
Depreciation and amortization	6,370	7,327	(957)	(13.1)%

Total operating expenses	$17,841	$18,611	$(770)	(4.1)%

Real estate tax expense decreased by $157 for the three months ended September 30, 2011 compared to the same period of 2010 due to decreases totaling approximately $274 related to real estate tax reassessments at the CHW Medical Office Portfolio, Campus Lodge Tampa, The District at Howell Mill and Metropolitan Park North, partially offset by an increase of $111 at Monument IV at Worldgate related to a reassessment.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses increased by $365 for the three months ended September 30, 2011 as compared to the same period of 2010. The increase is primarily related to increased utilities and repair and maintenance required at Marketplace at Northglenn, CHW Medical Office Portfolio, and Railway Street Corporate Centre, totaling $311, as well as $58 related increase in Turn repairs at our student housing properties.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV which will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Manager and Advisor fees from 2010 to 2011 relates mainly to lower cash flow generated by the portfolio as a result of discontinued operations.

Our Fund level expenses in 2010 were subject to the Expense Limitation Agreement with the Manager (See Note 7), which limited certain expenses to 0.75% of NAV. These expenses related mainly to our compliance and administration related costs. The Expense Limitation Agreement expired on December 31, 2010. As a result, the Fund has been responsible for all expenses incurred since January 1, 2011. Fund level expenses increased by $257 for the three months ended September 30, 2011 as compared to the same period in 2010 primarily due to an increase in legal fees as well as a difference in timing of professional services performed during the three months ending September 30, 2011 as compared to the same period in 2010.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased $209 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily related to a decrease of approximately $273 at the CHW Medical Office Portfolio due to collection of previously reserved accounts and fewer past due accounts.

General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses decreased by $9 for the three months ended September 30, 2011 as compared to the same period in 2010, as expenses were in line with the prior year.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $957 for the three months ended September 30, 2011 as compared to the same period of 2010 primarily related to personal property and intangible assets becoming fully amortized in 2011 resulting in lower depreciation and amortization expense of $339, $148 and $145 at Cabana Beach Gainesville, the CHW Medical Office Portfolio and Campus Lodge Columbia, respectively. Additionally, a $290 and $122 decrease at Metropolitan Park North and Marketplace at Northglenn was caused by the impairment charges taken on these real estate assets in 2010 and 2011, respectively, decreasing the depreciable asset base.

Other Income and Expenses

	Total Fund Real Estate Investments
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	$ Change	% Change
Other income and (expenses):
Interest expense	$(8,455)	$(8,634)	$179	2.1%
Equity in loss of unconsolidated affiliates	(233)	(826)	593	71.8%

Total other income and (expenses)	$(8,688)	$(9,460)	$772	8.2%

Interest expense decreased from 2010 to 2011 due to lower principal balances on various loans that have amortized. Interest expense includes the amortization of deferred finance fees of $196 and $178 for the three months ended September 30, 2011 and 2010, respectively. Also included in interest expense for the three months ended September 30, 2011 and 2010, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $54 in each period.

Equity in loss of unconsolidated affiliates decreased by $593 due to equity in income at Legacy Village decreasing $107 from equity income of $112 for the three months ended September 30, 2010 to equity income of $5 for the three months ended September 30, 2011. The decrease in income at Legacy Village was a result of lower minimum rents and higher operating expense partially offset by lower interest expense for the three months ended September 30, 2011 as compared to the same period of 2010. Equity in loss from 111 Sutter Street decreased by $285 from equity loss of $523 for the three months ended September 30, 2010 to equity loss of $238 for the three months ended September 30, 2011. The decrease of net loss at 111 Sutter Street for three months ended September 30, 2011 compared to 2010 primarily related to intangible assets becoming fully amortized in 2011 resulting in lower amortization expense. As a result of the adoption of guidance related to variable interest entities on January 1, 2010, 9800 South Meridian and 18922 Forge Drive were accounted for as unconsolidated affiliates. For the three months ended, September 30, 2010, the Fund recorded an equity loss of $0 from 9800 South Meridian as it was not required to fund losses in the investment in excess of its initial investment and an equity loss of $415 from 18922 Forge Drive which represents our allocation of net loss from property operations. On September 30, 2010, we assigned our interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner.

Results of Operations for the nine months ended September 30, 2011 and 2010:

Revenues

	Total Fund Real Estate Investments/Comparable Real Estate Investments
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	$ Change	% Change
Revenues:
Minimum rents	$59,223	$57,603	$1,620	2.8%
Tenant recoveries and other rental income	13,752	14,120	(368)	(2.6)%

Total revenues	$72,975	$71,723	$1,252	1.7%

Minimum rents at comparable real estate investments increased by $1,620 between the nine months ended September 30, 2011 and the same period in 2010. The increase was primarily the result of increased occupancy at Cabana Beach San Marcos, Campus Lodge Columbia, Cabana Beach Gainesville and The Edge at Lafayette of $1,065. Additionally, the increase is due to the collection of a lawsuit settlement with a tenant of $765 at The District at Howell Mill. The increase was partially offset by decreases of $655 and $138 at the CHW Medical Office Portfolio and Campus Lodge Tampa, respectively, due to decreases in rental rates and occupancy for the nine months ended September 30, 2011 as compared to the same period 2010.

Included in minimum rents, as a net decrease, are above- and below-market lease amortization of $1,803 and $1,429 for the nine months ended September 30, 2011 and 2010, respectively. Also included in minimum rents is straight-line rental income, which caused a $33 and a $992 decrease for the nine months ended September 30, 2011 and 2010, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income decreased by $368 for the nine months ended September 30, 2011 over the same period in 2010. The decrease was primarily the result of $458 at the CHW Medical Office Portfolio related to a new master lease with Catholic Healthcare West which was made retroactive to 2010. The lease terms result in lower operating expense recoveries in the current year in addition to retroactive adjustment of 2010 recovery revenue. This was partially offset by $165 increase at Railway Street Corporate Centre due to higher operating expenses for nine months ended September 30, 2011.

Operating Expenses

	Total Fund Real Estate Investments/Comparable Real Estate Investments
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	$ Change	% Change
Operating expenses:
Real estate taxes	$7,951	$8,144	$(193)	(2.4)%
Property operating	18,614	18,200	414	2.3%
Manager and advisor fees	2,159	2,522	(363)	(14.4)%
Fund level expenses	1,300	1,322	(22)	(1.7)%
Provision for doubtful accounts	323	649	(326)	(50.2)%
General and administrative	506	749	(243)	(32.4)%
Provision for (net recovery of) impairment of real estate	14,934	(1,580)	16,514	1045.2%
Depreciation and amortization	19,229	21,847	(2,618)	(12.0)%

Total operating expenses	$65,016	$51,853	$13,163	25.4%

Real estate tax expense decreased by $193 for the nine months ended September 30, 2011 compared to the same period of 2010 due to decreases of $143 at The District at Howell Mill, $131 at Campus Lodge Tampa and $87 at Metropolitan Park North as a result of property reassessments in the current year. The decreases were partially offset by increases of $123 at the Marketplace at Northglenn and $43 at the CHW Medical Office Portfolio related to reassessments in 2010 which lowered the taxes for several prior years.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses increased $414 for the nine months ended September 30, 2011 as compared to the same period of 2010. The increase is primarily due to $384 of increased utilities and other operating costs at Marketplace at Northglenn and 4001 North Norfleet Road and Turn repairs at our student housing properties. Additionally, Railway Street Corporate Center utility expenses increased by $112 due to a doubling of electric rates and unfavorable foreign exchange rates further increased expenses by $35. The increase was partially offset by decreases of $98 due to lower repair and maintenance required at Campus Lodge Tampa.

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

Our Fund level expenses in 2010 were subject to the Expense Limitation Agreement with the Manager (See Note 7), which limits certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance and administration related costs. The Expense Limitation Agreement expired on December 31, 2010. As a result, the Fund has been responsible for all expenses incurred since January 1, 2011. Fund level expenses decreased by $22 for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to a decrease in legal fees.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased $326 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily related to decreases of $582 and $86 at the CHW Medical Office Portfolio and Cabana Beach Gainesville, respectively, due to collection of previously reserved accounts and fewer past due accounts. This decrease was partially offset by increases of $243 and $27 at Marketplace at Northglenn and The District at Howell Mill, respectively, due to tenant bankruptcies for the nine months ended September 30, 2011 as compared to the same period in 2010.

General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses decreased $243 primarily due to the reimbursement of $155 of legal payments related to the successful settlement of a tenant lawsuit at The District at Howell Mill, of which $113 of the legal expenses were incurred during the nine months ended September 30, 2010.

Provision for (net recovery of) impairment of real estate relates to assets whose estimated future undiscounted cash flows have decreased below the carrying value. The increase of $16,514 is due to the Fund recognizing an impairment of Marketplace at Northglenn during the nine months ended September 30, 2011 in the amount of $14,934. The impairment was due to the Fund decreasing its hold period of the property due to the property’s cash flows being forecasted to no longer cover its debt service as a result of Borders bankruptcy and lower rental rates on newly signed lease renewals. Additionally, there was a $1,580 recovery of previously recorded impairment at 4001 North Norfleet Road, 105 Kendall Park Lane, and Georgia Door Sales Distribution Center recorded during the nine months ending September 30, 2010 related to the assets returned to held-for-use status during the period.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $2,618 for the nine months ended September 30, 2011 as compared to the same period of 2010 primarily related to personal property and intangible assets becoming fully amortized in 2011 resulting in lower depreciation and amortization expense of $1,022, $435 and $370 at Cabana Beach Gainesville, Campus Lodge Columbia and the CHW Medical Office Portfolio, respectively. Additionally, an $867 and $73 decrease at Metropolitan Park North and Marketplace at Northglenn was caused by the impairment charges taken in 2010 and 2011 respectively decreasing the depreciable asset base. The decreases were partially offset by a total increase of $202 at 4001 N Norfleet Road, 105 Kendall Park Lane and Georgia Door Sales Distribution Center related to no depreciation expense being recorded while the properties were classified as held for sale in the prior year.

Other Income and Expenses

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	$ Change	% Change
Other income and (expenses):
Interest expense	$(25,177)	$(26,158)	$981	3.8%
Loss on extinguishment of debt	—	(73)	73	100.0%
Equity in loss of unconsolidated affiliates	(1,469)	(1,416)	(53)	(3.7)%

Total other income and (expenses)	$(26,646)	$(27,647)	$1,001	3.6%

Interest expense decreased for the nine months ended September 30, 2011 from 2010 primarily due to lower principal balances on various loans that have amortized and the loan payoff of the Georgia Door Distribution Center. Interest expense includes the amortization of deferred finance fees of $526 and $523 for the nine months ended September 30, 2011 and 2010, respectively. Also included in interest expense for the nine months ended September 30, 2011 and 2010, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $161.

The decrease of loss on extinguishment of debt is a result of the debt payoff of Georgia Door Sales Distribution Center for the nine months ended September 30, 2010 that did not occur for the nine months ended September 30, 2011.

Equity in loss of unconsolidated affiliates increased by $53 as equity in the loss from Legacy Village increased by $73 from equity income of $8 for the nine months ended September 30, 2010 to equity loss of $65 for the nine months ended September 30, 2011. The increase in net loss at Legacy Village was a result of lower minimum rents and related recoverable expenses offset by a decrease interest expense. Equity in loss at 111 Sutter Street increased by $177 from equity loss of $1,227 for the nine months ended September 30, 2010 to equity loss of $1,404 for the nine months ended September 30, 2011. The increased loss at 111 Sutter Street was primarily a result of a decrease in minimum rents due to lower rental rates for newly-signed leases. As a result of the adoption of guidance related to variable interest entities on January 1, 2010, for the nine months ended September 30, 2010, 9800 South Meridian and 18922 Forge Drive were accounted for as unconsolidated affiliates. For the nine months ended September 30, 2010, the Fund recorded an equity loss of $0 from 9800 South Meridian as it was not required to fund losses in the investment in excess of its initial investment and an equity loss of $197 from 18922 Forge Drive comprised of $231, which represents our allocation of net income from property operations, offset by $428 related to the loss on assignment. On September 30, 2010, we assigned our interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner.

Discontinued Operations

	Total Fund Real Estate Investments
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	$ Change	% Change
Discontinued Operations:
Income from discontinued operations	$—	$1,511	$1,511	100.0%
Gain on sale of discontinued operations, net	—	822	822	100.0%

Total income from discontinued operations	$—	$2,333	$2,333	100.0%

The decrease of income from discontinued operations is a result of no assets sold or held for sale for the nine months ended September 30, 2011 as compared to the same period in 2010. Income from discontinued operations for the nine months ended September 30, 2010, primarily related to a net $1,562 recovery of previously-recorded impairment charges on properties classified as held for sale at December 31, 2009.

The gain on sale of discontinued operations in 2010 is related to the sale of Havertys Furniture and 25850 S. Ridgeland.

Current Share Price

For the purposes of establishing the price of shares sold in our private offerings and the repurchase price for shares purchased in our share repurchase plan, we establish our NAV per share of common stock on a quarterly basis, which we refer to as our Current Share Price. The Current Share Price is calculated based on the following valuation methodology, which may be modified from time to time by our board of directors.

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

The Current Share Price of the Common Stock is $53.60 as of September 30, 2011.

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

•    Acquisitions of new real estate

•    Expansion of existing properties

•    Tenant improvements and leasing commissions

•    Debt repayment requirements, including both principal and interest

•    Repurchases of our Common Stock

• Sales of real estate investments • Draws from lender escrow accounts

The sources and uses of cash for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	$ Change
Net cash provided by operating activities	$17,036	$15,391	$1,645
Net cash (used in) provided by investing activities	(8,993)	41,596	(50,589)
Net cash used in financing activities	(9,152)	(61,420)	52,268

Net cash provided by operating activities increased by $1,645 for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 due in part to an increase in our operating income after making adjustments to reconcile the net loss to the net cash provided by operating activities of $1,487. Also affecting our net cash provided from operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, manager and advisor fee payable, and accounts payable and accrued expenses. These changes in our working capital totaled $1,201 and $1,043 for the nine months ended September 30, 2011 and 2010, respectively and were mainly due to the following items:

•	Accounts payable and accrued expenses decreasing by $1,650 and $1,187 for the nine months ended September 30, 2011 and 2010, respectively.

•	Tenant accounts receivable decreased by $148 for the nine months ended September 30, 2011 and increased by $231 for the nine months ended September 30, 2010.

Cash (used in) provided by investing activities decreased as a result of sales proceeds received from Havertys Furniture and 25850 S. Ridgeland of $53,382 in 2010. This was partially offset by a decrease in net funding of loan escrows of $2,107 during the nine months ended September 30, 2011 as compared to the same period in 2010. In addition, there was an increase of $1,913 related to the effect of a change in accounting principle for the nine months ended September 30, 2010 that did not occur during the nine months ended September 30, 2011. Cash used in financing activities decreased for the nine months ended September 30, 2011 over the same period in 2010 primarily due to a decrease in credit facility payments of $8,650 and a decrease in mortgage note payments of $43,947 as a result of loan paydowns when we sold Havertys Furniture and 25850 S. Ridgeland as well as the payoff of Georgia Door Sales Distribution Center loan.

Financing

We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We attempted to limit overall portfolio leverage to 65% at the time we made our investments (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of our share of the real estate investments). Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Based upon the valuation declines in our portfolio, we estimate our current loan-to-value to be approximately 78%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at September 30, 2011 and December 31, 2010 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	September 30, 2011		December 31, 2010
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$584,839	5.58%	$594,340	5.58%
Variable	—	—	—	—

Total	$584,839	5.58%	$594,340	5.58%

Unconsolidated Debt

	September 30, 2011		December 31, 2010
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$85,648	5.60%	$87,133	5.60%
Variable	—	—	—	—

Total	$85,648	5.60%	$87,133	5.60%

We currently only have fixed-rate financing with maturities through 2027.

Mortgage Loan Default / Potential Default

See Key Portfolio Initiatives for a discussion of our mortgage loan default and a potential future default.

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

Contractual Cash Obligations and Commitments

The CHW Medical Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At September 30, 2011, we had approximately $1,237 deposited in this escrow, and we expect to fund a net of approximately $214 during the remainder of 2011. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At September 30, 2011, our capital escrow account balance was $372. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly, we are required to fund an escrow account for the future payment of insurance costs and real estate taxes in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At September 30, 2011, our insurance and real estate tax escrow balance was $1,048. We expect to fund the escrow requirements with operating cash flows generated by the Fund portfolio.

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

The mortgage loan extension signed on August 31, 2011, collateralized by Monument IV at Worldgate requires the Fund to reserve all rental payments received from the tenant to be used for leasing costs and real estate taxes. As of September 30, 2011, cash totaling $5,922 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to the Fund if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full.

The debt associated with six of the Fund’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of September 30, 2011, we had approximately $289 deposited into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet (unaudited) of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of September 30, 2011, we had not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as additional collateral for mortgage debt on properties we own. At September 30, 2011 and December 31, 2010, we had approximately $150 and $5,580, respectively, in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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

We are subject to market risk associated with changes in interest rates both in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of September 30, 2011, we had consolidated debt of $584,839, none of which is variable-rate debt. Including the $1,697 net discount on the assumption of debt, we had consolidated debt of $583,142 at September 30, 2011.

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

Of our total consolidated outstanding debt, $12,170 will become due during 2012. We have no remaining debt maturities in 2011. As we may refinance some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $122 per year if the interest rate on the refinanced debt increased by 100 basis points.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2011, the fair value of our mortgage notes payable was estimated to be approximately $5,651 lower than the carrying value of $584,839. If treasury rates were 25 basis points higher at September 30, 2011, the fair value of our mortgage notes payable would have been approximately $10,389 lower than the carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the nine months ended September 30, 2011, we recognized a foreign currency translation loss of $368 compared to a gain of $187 for the nine months ended September 30, 2010. At September 30, 2011, a 10% unfavorable exchange rate movement would have caused our $368 foreign currency translation loss to increase by $901 resulting in a foreign currency translation loss of approximately $1,269.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2011, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The most significant risk factors applicable to the Fund are described in Item 1A of our 2010 Form 10-K. There have been no material changes from those previously-disclosed risk factors

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

EXCELSIOR LASALLE PROPERTY FUND, INC.

Date: November 3, 2011	By:	/s/ JAMES D. BOWDEN
James D. Bowden
President and Chief Executive Officer

Date: November 3, 2011	By:	/s/ STEVEN Suss
Steven Suss
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc.

3.2(2)	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc.

4.1(3)	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Fund’s Registration Statement on Form 10 filed with the SEC on April 28, 2006 (SEC File No. 0-51948).
(2)	Incorporated by reference to Exhibit 3.2 to the Fund’s Annual Report on Form 10-K filed with the SEC on March 6, 2007.
(3)	Incorporated by reference to Exhibit 4.1 to the Fund’s Annual Report on Form 10-K filed with the SEC on March 7, 2008.
*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.