Form 10-K
period 2011-12-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2012-03-08
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-51948

Jones Lang LaSalle Income Property Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-1432284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 East Randolph Drive, Chicago, IL, 60601

(Address of principal executive offices, including Zip Code)

(312) 782-5800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the 4,135,635 shares of common stock held by non-affiliates of the Registrant was $216,558,162 based upon the last appraised value of $52.36 per share.

As of March 8, 2012, there were 4,147,140 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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

GENERAL

Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Company” refer to Jones Lang LaSalle Income Property Trust, Inc. The term “Advisor” refers to LaSalle Investment Management Inc. and the term “Sponsor” or “Jones Lang LaSalle” refers to Jones Lang LaSalle Incorporated.

The Company is a Maryland corporation and was incorporated on May 28, 2004 under the name Excelsior LaSalle Property Fund, Inc. On November 14, 2011, the Company changed its name to Jones Lang LaSalle Income Property Trust, Inc. The Company was formed to acquire and manage a portfolio of real estate investments that is diversified both by property sector and geographic market. Through a series of private placements, the Company sold shares of its common stock, $0.01 par value per share (our “Common Stock” or “Shares”) to accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 100,000,000 of our Common Stock. As of December 31, 2011, we wholly or majority owned and controlled 34 consolidated properties and owned interests in two unconsolidated properties.

Prior to November 14, 2011, the Company was managed by Bank of America Capital Advisors LLC (the “Former Manager”), a registered investment adviser with the Securities and Exchange Commission (the “SEC”), that had the day-to-day responsibility for our management and administration pursuant to a management agreement between the Company and the Former Manager (the “Management Agreement”). On November 14, 2011, the Former Manager assigned its right, duties and obligations as manager of the Company under the Management Agreement to LaSalle Investment Management, Inc. (“LaSalle”) and the Former Manager no longer has responsibilities for the management of the Company.

LaSalle also acts as our investment advisor, pursuant to the advisory agreement between the Company and LaSalle (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated, a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are overseen and undertaken by our Advisor. In accordance with Maryland law, the Company does have certain officers who administer the Company’s operations, the officers of the Company are employees of, and compensated by our Advisor.

INVESTMENT OBJECTIVE AND STRATEGY

Our investment objective is to seek to generate attractive long-term risk-adjusted total returns. When we have available capital to invest, we intend to pursue our investment objective by investing in real estate and real estate related assets directly or through subsidiaries (as described below), including joint venture arrangements with third parties. We have acquired and manage a portfolio of real estate investments that is diversified by property sector and geographic market. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the cities considered for investment. When consistent with our investment objective, we will also seek to maximize the tax efficiency of our investments through tax-free exchanges and other tax planning strategies. Our investment strategy may be changed from time to time by our board of directors. Given the uncertain economic climate and extraordinary conditions in the commercial real estate industry, management has made it a priority to implement a cash conservation strategy designed to strengthen our balance sheet and protect the value of the Company’s assets. In this regard, we are not currently pursuing property acquisitions and also have engaged in selective property dispositions. We may make selective property dispositions in the future. For more information regarding our cash conservation strategy, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events and Outlook” in Item 7 below.

We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We attempted to limit overall portfolio leverage to 65% at the time we made our investments (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of all our real estate investments). Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Based upon the valuation declines in our portfolio, we estimate our current loan-to-value to be approximately 77%.

As our portfolio of properties has been relatively static over the last three years (except for selected dispositions), and in response to the broader financial crisis and recessionary environment, we have prioritized the use of cash generated from operations and dispositions to strengthen our balance sheet and create additional liquidity. This strengthening has occurred as we retired outstanding borrowings on our line of credit and substantially increased our liquidity through accumulating cash reserves that may be necessary for the management of our properties.

We will continue to monitor the slowly building economic recovery and, as best we can, mitigate the impacts of weakened property fundamentals on our portfolio. Our challenge for the coming year (and foreseeable future) will be to balance the objectives of further growing our cash reserves and retiring debt (thereby reducing risk in our portfolio) with our desire to distribute free cash flow generated from our property investments to pay dividends to stockholders or to repurchase shares through tender offers. Our strategic bias towards longer dated leases, higher credit tenants and fixed rate financing as we grew our portfolio was at the time considered conservative by most objective criteria. However, the duration and magnitude of the recent recession exceeded expectations and historical precedents causing even the most conservative and defensive investment strategies to underperform. As liquidity (both debt and equity) dried up for commercial real estate and as valuations and operating fundamentals declined, we were responsive to these changes in market conditions and adopted a more defensive posture in the management of our balance sheet. In this regard, after 17 consecutive quarters of paying a dividend, we did not pay dividends from May 2009 through October 2011 and did not conduct a tender offer during 2009, 2010 or 2011. As a result of our defensive posture and strengthening balance sheet, on September 14, 2011, our board of directors declared a $0.55 per Share distribution to stockholders of record as of September 30, 2011, which was paid on November 7, 2011. Further, on January 23, 2012, the board of directors declared a dividend of $0.55 per Share to stockholders of record as of March 30, 2012, payable on May 4, 2012.

INVESTMENT POLICIES

We may invest in real estate directly or indirectly through interests in corporations, limited liability companies, partnerships and joint ventures having an equity interest in real property, real estate investment trusts, ground leases, tenant in common interests, mortgages, participating mortgages, convertible mortgages, second mortgages, mezzanine loans or other debt interests convertible into equity interests in real property, options to purchase real estate, real property purchase-and-leaseback transactions and other transactions and investments with respect to real estate.

Historically, long-term non-recourse financing, on a portfolio-wide basis, was not expected to exceed 65% of portfolio fair value. Initial leverage on any single property was not expected to exceed 75% of the property’s fair value without the prior approval of our board of directors. There is no set limit as to the number of mortgages that may be secured by a single property, as long as the 75% leverage threshold is not exceeded. Declining real estate values have caused our portfolio leverage to increase well above our target leverage of 65%. Based upon the valuation declines in our portfolio, we estimate our current loan-to-value to be approximately 77%. Our board of directors has approved a resolution that allows us to operate with a higher level of portfolio leverage as a result of the decrease in property values. Going forward, we intend to reduce our overall leverage, subject to available capital, through principal amortization on existing loans, refinancing maturing property level debt at lower leverage amounts and selective property dispositions.

Our Advisor performs hold/sell analyses for each property as part of the annual strategic planning process. A sale decision may also originate at the portfolio or Company level, where diversification objectives relating to property, geographical mix or scheduled lease expirations may indicate the need to rebalance the portfolio, where our Advisor’s perspectives on risks within a property sector change, or where the Company’s capital needs have changed. A range of property-specific conditions may also indicate the need to sell a property, including changing demand fundamentals, potential market oversupply, changing conditions in debt or equity capital markets, changes in the asset’s competitive status in its market or changes in the Advisor’s outlook on the availability of refinancing a certain property. Ultimately, the optimal holding period for every property is the period that maximizes return within our risk tolerance objectives. This goal is achieved when:

•	the Advisor’s research and analysis conclude that the asset or the market have reached a cyclical peak;

•	analysis indicates that a property is likely to under-perform our return objectives going forward;

•	analysis indicates that a property’s risk profile exceeds our risk tolerance; or

•	we can achieve improved returns by redeploying capital into new investments.

We have no limitation on the percentage of total assets that may be invested in any asset, or any one geographic location within the United States or leased to any individual tenant. The Advisory Agreement includes broad investment guidelines that provide for our diversification goals, which include goals for investment style, property type and geographic diversification.

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

GEOGRAPHIC CONCENTRATION

The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2011:

Market	Consolidated Properties			Unconsolidated Properties			Consolidated and Unconsolidated Properties
	Number of Properties	Net Rentable Square Feet	Estimated Percent of Fair Value	Properties	Net Rentable Square Feet	Estimated Percent of Fair Value	Properties	Net Rentable Square Feet	Estimated Percent of Fair Value
East	2	540,000	14%	—	—	—	2	540,000	12%
West	19	1,832,000	43	1	286,000	52%	20	2,118,000	44
Midwest	4	1,099,000	12	1	595,000	48	5	1,694,000	18
South	8	2,619,000	26	—	—	—	8	2,619,000	22
International	1	135,000	5	—	—	—	1	135,000	4

Total	34	6,225,000	100%	2	881,000	100%	36	7,106,000	100%

The following sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2011, 2010 and 2009:

State	Percentage of Consolidated Revenues

2011
California	17%
Florida	13%
Georgia	12%
Missouri	10%

2010
California	17%
Florida	13%
Georgia	12%
Missouri	10%

2009
California	19%
Georgia	13%
Florida	10%

FOREIGN OPERATIONS

We currently own one property outside the United States, a multi-tenant office building located in Calgary, Canada. We are subject to currency risk and general Canadian economy risks associated with this investment. Canada accounted for 5% of our consolidated revenues for the year ended December 31, 2011 and 4% for the years ended December 31, 2010 and 2009.

DEPENDENCE ON SIGNIFICANT TENANTS

No tenant accounted for more than 10% of our consolidated revenues during 2011, 2010 or 2009.

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

AVAILABLE INFORMATION

We are subject to the information requirements of the Securities Exchange Act of 1934, or as amended the (“Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, like the Company, that file electronically. Our website is www.lasalle.com/JLLIPT. Our reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports are posted on our website as soon as reasonable practicable after the reports are electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference.

INSURANCE

Although we believe our investments are currently adequately covered by insurance consistent with the level of coverage that is standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT

The background and experience of our executive officers are as follows:

C. Allan Swaringen, age 52, has served as our Chief Executive Officer and President since November 2011 and as Managing Director of LaSalle since 1998. As our Chief Executive Officer, Mr. Swaringen leads the investment team and is responsible for all of our investing, asset management and finance functions, along with overseeing our strategic direction. Mr. Swaringen served as the Company Manager for the company since the inception in 2004. Mr. Swaringen also serves as President and Portfolio Manager for LaSalle’s global fund of funds program which currently has invested in more than 30 separate funds and programs around the world. Since joining LaSalle, his responsibilities have included marketing, client services, and structuring, negotiating and closing numerous real estate investment funds. Prior to joining LaSalle, Mr. Swaringen was a partner with Crown Golf Properties, L.P., an investment subsidiary of Henry Crown and Company. Prior to Crown Golf, he was a Vice President with Cohen Financial, a loan officer with Enterprise Savings Bank, and began his career in real estate more than 25 years ago with Trammell Crow Company. Mr. Swaringen holds an M.B.A. from the University of Chicago Graduate School of Business and a B.S. from the University of Illinois.

Gregory A. Falk, age 42, has served as our Chief Financial Officer and Treasurer since November 2011 and as Senior Vice President of LaSalle since 2004. Prior to joining LaSalle, Mr. Falk was an Audit Manager with Deloitte & Touche LLP for six years and a Senior Staff Accountant with First of America Bank for five years. Mr. Falk has worked on numerous real estate engagements, both public and private, since 1999. Mr. Falk holds a B.S. in Finance and a B.S. in Economics from Northern Illinois University and a M.S. in Accountancy Science from Northern Illinois University. He is also a Certified Public Accountant.

Gordon G. Repp, age 52, has served as our General Counsel and Secretary since November 2011. Mr. Repp has served as Global Deputy General Counsel for Jones Lang LaSalle since 2003 and Assistant Secretary for Jones Lang LaSalle since 2001. He also served as Assistant Global General Counsel of Jones Lang LaSalle from 2001 to 2003. Mr. Repp has also served as General Counsel and Secretary for LaSalle since 2003. Prior to joining Jones Lang LaSalle, Mr. Repp held various positions with Outboard Marine Corporation, a publicly traded, NYSE listed global manufacturer and distributor of marine and marine related products, including Assistant General Counsel and Assistant Secretary. Mr. Repp holds a J.D. from Northern Illinois University College of Law and a B.S. from Western Illinois University.

INVESTMENT COMMITTEE OF THE ADVISOR

All of our Advisor’s major investment decisions on our behalf require the approval of its North American Private Equity Investment Committee, which is comprised of the following:

Peter H. Schaff has served as one of our directors since 2004. Mr. Schaff has served as an International Director and the Regional Chief Executive Officer of LaSalle’s North American Private Equity business since 2005. He serves on LaSalle’s North American Private Equity Investment and Allocation Committees and also on its Global Management Committee. Since joining LaSalle in 1984, Mr. Schaff has had extensive experience in all aspects of institutional real estate investment management, including acquisitions, joint ventures, financings, redevelopments, and dispositions. Prior to joining our Advisor, Mr. Schaff was a Banking Officer of Continental Illinois National Bank. Mr. Schaff is a member of the Urban Land Institute and PREA. Mr. Schaff serves as a director of various private REITs sponsored by our Advisor. Mr. Schaff holds an M.B.A. from the Booth School of Business at the University of Chicago and a B.A. from Stanford University.

Wade W. Judge serves as the Chief Investment Officer of LaSalle’s North American Private Equity business, the President of LaSalle Property Fund, LaSalle’s U.S. open-end fund and Senior Account Executive for some of LaSalle’s major separate account clients. Prior to assuming these responsibilities, for approximately ten years, Mr. Judge was responsible for directing the LaSalle Acquisitions Group’s office, industrial, retail and residential investments. From 1975 to 1992, Mr. Judge worked for the Chairman of Jones Lang LaSalle and later managed Jones Lang LaSalle’s Development Group. Before joining Jones Lang LaSalle, he was a loan officer with Brown Brothers Harriman & Co. in New York City. Mr. Judge holds an M.B.A. from Stanford University and a B.A. from Dartmouth College.

James M. Hutchinson is a member of LaSalle’s North American Investment Committee. Mr. Hutchinson also serves as an International Director of LaSalle and President of the LaSalle Income & Growth series of funds in the United States. In this role, Mr. Hutchinson is responsible for relationships with investors, portfolio design, selection of acquisitions and financing of fund properties. He has worked with both domestic and international investors, including closed- and open-ended funds, international insurance companies, opportunity funds and domestic separate account investors. For the first 14 years after joining LaSalle in 1985, he was an Acquisitions Officer in LaSalle’s Acquisitions Group. Prior to joining LaSalle, Mr. Hutchinson was a Senior Manager at Deloitte & Touche LLP in the Audit Department. Mr. Hutchinson holds an M.B.A. from Indiana University and a B.A. from Brown University.

William J. Maher serves as Director of North American Research and Strategy for LaSalle. In this role, he is responsible for the development of real estate investment strategy for LaSalle’s North American business and the oversight of a team that provides market analysis for existing and potential new investments. In addition to leading research efforts throughout North America, Mr. Maher works with clients to develop custom real estate investment and portfolio strategies. Mr. Maher is a principal author of our sponsor’s Investment Strategy Annual and numerous white papers and reports. Prior to joining LaSalle, Mr. Maher was a partner with Ernst & Young and director of the Real Estate Consulting Group’s Washington, D.C. office, where his responsibilities included strategic planning, market and financial feasibility assessment, portfolio due diligence and management of corporate real estate. Previously, Mr. Maher was Executive Vice President of Halcyon Ltd., a real estate consulting and services firm. He has held leadership positions with the Urban Land Institute, International Council of Shopping Centers, Real Estate Research Institute and the Real Estate Roundtable. Mr. Maher holds an M.C.R.P. in Urban Planning from Harvard University’s Kennedy School of Government and a B.A. from Williams College.

Non-Voting, Ex Officio Members

The following employees of the Advisor are non-voting, ex officio members of its North American Private Equity Investment Committee:

Jeff A. Jacobson is the Global Chief Executive Officer of LaSalle and is responsible for its global property platform managing over $45 billion of investments in private and public real estate in Europe, North America and Asia Pacific. Prior to his appointment as Global Chief Executive Officer, Mr. Jacobson served as Regional Chief Executive Officer for LaSalle’s European operation, where he was responsible for servicing LaSalle’s European investment management clients, chairing the European Investment Committee and implementing growth initiatives. Mr. Jacobson was a Managing Director of Security Capital Group Incorporated from 1998 to 2000 and Senior Vice President of the company from 1997 to 1998. From 1986 until 1997, he held various positions at LaSalle Partners where he worked on a broad range of property acquisitions, sales financing and restructuring assignments. Mr. Jacobson is a member of Jones Lang LaSalle’s Global Executive Committee and Co-Investment Capital Allocation Committee and he serves on LaSalle’s three regional Investment Committees. Mr. Jacobson holds an M.A. from Stanford University’s Food Research Institute and a B.A. from Stanford University.

Jacques N. Gordon is the Global Investment Strategist for LaSalle. Mr. Gordon also serves on LaSalle’s Global Management Committee and directs the Investment Strategy and Research group, which analyzes capital markets, regional economies and property markets in approximately 30 countries. Mr. Gordon served four years on the board of directors of the Association of Foreign Investors in Real Estate (AFIRE) and as Director of Programs for AFIRE in 2010. Previously, he served as Director of Research at Baring Advisors, a subsidiary of London-based ING-Barings PLC, and at Real Estate Research Corporation in Chicago. Mr. Gordon is a member of the National Council of Real Estate Investment Fiduciaries, NAREIT and AFIRE. He has chaired and continues to serve on PREA’s Research Committee and also serves on the Board of Governors of the Metropolitan Planning Council, a non-profit Chicago organization, and the Advisory Board of the MIT Center for Real Estate. Mr. Gordon holds a Ph.D. from the Massachusetts Institute of Technology, an M.Sc. from the London School of Economics and a B.A. from the University of Pennsylvania.

Item 1A.	Risk Factors.

You should consider carefully the risks described below and the other information in this Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Form 10-K. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations and cause the Company’s net asset value(“NAV”) to decline.

Risks Related to Investing in Shares of Our Common Stock

The availability, timing and amount of cash distributions to you is uncertain and your overall return may be reduced if we pay distributions from sources other than our cash flow from operations.

On September 14, 2011, our board of directors authorized a distribution of $0.55 per share to stockholders of record as of September 30, 2011, which was paid on November 7, 2011. On January 23, 2012, our board of directors declared a distribution of $0.55 per share to stockholders of record as of March 30, 2012, payable on May 4, 2012. Although we historically have paid regular quarterly distributions beginning in the first quarterly period following the initial closing of our first offering on December 23, 2004 through March 31, 2009, we did not pay distributions for the nine quarterly periods prior to September 30, 2011 in order to conserve our liquid resources, strengthen our balance sheet and protect the value of our investments during the economic downturn. We bear all expenses incurred in our operations, which are deducted from cash funds generated from operations prior to computing the amount of cash for distribution to stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital or other purposes, which was the policy of our board of directors from 2004 through May 2009 when we suspended our distributions as a part of our cash conservation strategy adopted in response to the uncertain economic climate and extraordinary conditions in the commercial real estate industry.

To date, all of the distributions we have paid to stockholders have been funded through both a combination of cash flow from our operations and borrowings and we expect over the near term our distributions will be funded in the same manner. Our long-term strategy is to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations. However, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of sales of our common stock or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, our expenses are greater than expected or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investment in our shares of common stock.

Risks Related to Conflicts of Interest

Our Advisor will face a conflict of interest with respect to the allocation of investment opportunities and competition for tenants between us and other real estate programs that it advises.

Our Advisor’s officers and key real estate professionals will identify potential investments in properties and other real estate-related assets which are consistent with our investment guidelines for our possible acquisition. However, our Advisor may not acquire an investment in a property unless it has reviewed and approved presenting it to us in accordance with its allocation policies. LaSalle and its affiliates will advise other investment programs that invest in properties and real estate-related assets in which we may be interested. LaSalle could face conflicts of interest in determining which programs will have the opportunity to acquire and participate in such investments as they become available. As a result, other investment programs advised by LaSalle may compete with us with respect to certain investments that we may want to acquire.

In addition, we may acquire properties in geographic areas where other investment programs advised by LaSalle own properties. Therefore, our properties may compete for tenants with other properties owned by such investment programs. If one of such investment programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays locating another suitable tenant.

Our Advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, which is calculated by our Advisor.

Our Advisor is paid a fee for its services based on our NAV, which is calculated by our Advisor. The calculation of our NAV includes certain subjective judgments of our Advisor and our independent valuation advisor, including estimates of fair value of particular assets, and therefore may not correspond to realizable value upon a sale of those assets.

Our Advisor’s management personnel face conflicts of interest relating to time management and there can be no assurance that our Advisor’s management personnel will devote adequate time to our business activities or that our Advisor will be able to hire adequate additional employees.

All of our Advisor’s management personnel, other employees, affiliates and related parties may also provide services to other affiliated entities of our Advisor. We are not able to estimate the amount of time that such management personnel will devote to our business. As a result, certain of our Advisor’s management personnel may have conflicts of interest in allocating their time between our business and their other activities which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. We expect that as our investment activities expand, our Advisor will attempt to hire additional employees who would devote substantially all of their time to our business. However, there can be no assurance that our Advisor’s affiliates will devote adequate time to our business activities or that our Advisor will be able to hire adequate additional employees.

Our Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and other LaSalle affiliated entities, which could result in actions that are not in our stockholders’ best interests.

Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence our Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisors and its affiliates, including the advisory agreement;

•	the decision to adjust the value of our real estate portfolio or the value of certain portions of our portfolio of other real estate-related assets, or the calculation of our NAV;

•	public offerings of equity by us, which may result in increased advisory fees of the advisor;

•	competition for tenants from affiliated programs that own properties in the same geographic area as us; and

•	asset sales, which may allow LaSalle or its affiliate to earn disposition fees and commissions.

We currently have, and may enter into, agreements with our sponsor to perform certain services for our real estate portfolio.

Our sponsor provides property management, leasing and other services to property owners, and currently provides certain services to us with respect to a portion of our properties, and we may engage our sponsor to perform additional property or construction management, leasing and other services related to our real estate portfolio. The fees, commissions and expense reimbursements paid to our sponsor in connection with these services have not and will not be determined with the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The time and resources that LaSalle affiliated entities devote to us may be diverted and we may face additional competition due to the fact that LaSalle affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

LaSalle affiliated entities are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

Our Advisor may have conflicting fiduciary obligations if we acquire properties with its affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our Advisor may cause us to acquire an interest in a property from its affiliates or through a joint venture with its affiliates or to dispose of an interest in a property to its affiliates. In these circumstances, our Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of our Advisor face conflicts of interest related to their positions or interests in affiliates of our Advisor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of our Advisor are also involved in the management of other real estate businesses, including other LaSalle affiliated entities, and separate accounts established for institutional investors, each of which invests in the real estate or real estate-related assets. As a result, they owe fiduciary duties to each of these entities and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our investment strategy. These individuals face conflicts of interest in allocating their time among us and such other funds, investors and activities. These conflicts of interest could cause these individuals to allocate less of their time to us than we may require, which may adversely impact our operations.

Risks Related to Adverse Changes in General Economic Conditions

Changes in global economic and capital markets conditions, including periods of generally deteriorating real estate industry fundamentals, may significantly affect our results of operations and returns to our stockholders.

We are subject to risks generally incident to the ownership of real estate-related assets, including changes in global, national, regional or local economic, demographic and real estate market conditions, as well as other factors particular to the locations of our investments. A prolonged recession, such as the one experienced over the past few years, and a prolonged recovery period could adversely impact our investments as a result of, among other items, increased tenant defaults under our leases, lower demand for rentable space, as well as potential oversupply of rentable space, each of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents.

We have recorded impairments of our real estate as a result of such conditions. To the extent that the general economic slowdown is further prolonged or becomes more severe or real estate fundamentals deteriorate further, it may have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to pay distributions to our stockholders. We have taken significant measures, including selective property dispositions, to conserve cash and preserve our liquidity. There can be no assurance that our cash conservation strategy will be sufficient, and we may be required to engage in additional property dispositions to preserve our liquidity. In this regard, to the extent the availability of credit remains tight, this may have a negative impact on the price we receive for any property disposition we undertake.

Recent market conditions and the risk of continued market deterioration have caused and may continue to cause the value of our real estate investments to be reduced.

The current economic environment and credit market conditions have impacted the performance and value our real estate investments. If the current economic or real estate environment were to worsen in the markets where our properties are located, the NAV per share of our common stock may experience more volatility or further decline as a result. Continued volatility in the fair value and operating performance of commercial real estate has made estimating cash flows from our real estate investments increasingly difficult, since such estimates are dependent upon our judgment regarding numerous factors, including, but not limited to, current and potential future refinancing availability, fluctuations in regional or local real estate values and fluctuations in regional or local rental or occupancy rates, real estate tax rates and other operating expenses.

We cannot assure our stockholders that we will not have to realize or record additional impairment charges, or experience disruptions in cash flows and/or permanent losses related to our real estate investments or decreases in the NAV per share of our common stock in future periods. In addition, to the extent that the current volatile market conditions persist and/or deteriorate further, these conditions would continue to adversely impact our ability to potentially sell our real estate investments at a price and with terms acceptable to us or at all.

Inflation or deflation may adversely affect our financial condition and results of operations.

Although neither inflation nor deflation has materially impacted our operations in the recent past, increased inflation could have an adverse impact on our floating rate mortgages and interest rates and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable. Conversely, deflation could lead to downward pressure on rents and other sources of income.

Risks Related to Our General Business Operations and Our Corporate Structure

We depend on our Advisor and the key personnel of our Advisor and we may not be able to secure suitable replacements in the event that we fail to retain their services.

Our success is dependent upon our relationships with, and the performance of, our Advisor and the key real estate professionals of our Advisor for the acquisition and management of our investment portfolio and our corporate operations. Any of these parties may suffer or become distracted by adverse financial or operational problems in connection with their business and activities unrelated to us and over which we have no control. Should any of these parties fail to allocate sufficient resources to perform their responsibilities to us for any reason, we may be unable to achieve our investment objectives. In the event that, for any reason, our advisory agreement is terminated, or our Advisor is unable to retain its key personnel, it may be difficult for us to secure suitable replacements on acceptable terms, which would adversely impact the value of your investment.

Our Advisor’s inability to retain the services of key real estate professionals could negatively impact our performance.

Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by our Advisor, each of whom would be difficult to replace. Neither we nor our Advisor have employment agreements with these individuals and they may not remain associated with us or our Advisor. If any of these persons were to cease their association with us or our Advisor, our operating results could suffer. Our future success depends, in large part, upon our Advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If our Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

We may change our investment and operational policies without stockholder consent.

We may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than is currently contemplated. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.

The termination or replacement of our Advisor could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any line of credit we obtain.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of our Advisor an event requiring the immediate repayment of the full outstanding balance of the loan. If we elect to obtain a line of credit and are able to do so, the termination or replacement of our Advisor could trigger repayment of outstanding amounts under the credit agreement governing our line of credit. If a repayment event occurs with respect to any of our properties, our ability to achieve our investment objectives could be materially adversely affected.

We have a history of operating losses and cannot assure you that we will achieve profitability.

Since our inception in 2004, we have experienced net losses (calculated in accordance with GAAP) each fiscal year, except for 2005, and, as of December 31, 2011, we had an accumulated deficit of approximately $153,327. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability.

We are and may continue to be subject to litigation, which could have a material adverse effect on our financial condition.

We currently are, and are likely to continue to be, subject to litigation. Some of these claims may result in significant defense costs and potentially significant judgments against us. Although we generally intend to vigorously defend ourselves against any of these claims, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, would adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make quarterly distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

The limits on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that could otherwise benefit our stockholders.

Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of our outstanding capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock. A person that did not acquire more than 9.8% of our shares may become subject to our charter restrictions if repurchases by other stockholders cause such person’s holdings to exceed 9.8% of our outstanding shares. Any attempt to own or transfer shares of our common stock in excess of the ownership limit without the consent of our board of directors will be void, or will result in those shares being transferred by operation of law to a charitable trust, and the person who acquired such excess shares will not be entitled to any distributions thereon or to vote those excess shares. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, or our Advisor and its affiliates, for any liability or loss suffered by them or hold our directors, our Advisor and its affiliates harmless for any liability or loss suffered by us, unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, our Advisor and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

Certain provisions under Maryland law could inhibit transactions or changes of control under circumstances that could otherwise provide stockholders with the opportunity to realize a premium.

Certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with: (1) any person who beneficially owns 10% or more of the voting power of our outstanding voting stock, which we refer to as an “interested stockholder;” (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock, which we also refer to as an “interested stockholder;” or (3) an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting stock, and two-thirds of the votes entitled to be cast by holders of our voting stock other than shares held by the interested stockholder or its affiliate with whom the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. Pursuant to the business combination statute, our board of directors has exempted any business combination involving us and any person, provided that such business combination is first approved by a majority of our board of directors, including a majority of our independent directors.

Your investment return may be reduced if we are deemed to be an investment company under the Investment Company Act.

Neither we nor any of our subsidiaries intend, or expect to be an investment company under the Investment Company Act. Rule 3a-1 under the Investment Company Act generally provides that, notwithstanding Section 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be an “investment company” under the Investment Company Act provided that (1) it does not hold itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, and (2) on an unconsolidated basis except as otherwise provided, no more than 45% of the value of its total assets, consolidated with the assets of any wholly-owned subsidiary, (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary, (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by certain majority owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned or majority-owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property, mortgages and other interests in real estate.

To maintain compliance with this exception from the definition of investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may be unable to purchase securities we would otherwise want to purchase.

We believe that we will satisfy this exclusion. However, if we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	restrictions or prohibitions on retaining earnings;

•	restrictions on leverage or senior securities;

•	restrictions on unsecured borrowings;

•	requirements that our income be derived from certain types of assets;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Registration with the SEC as an investment company would be costly, would subject our company to a host of complex regulations, and would divert the attention of management from the conduct of our business. In addition, the purchase of real estate that does not fit our investment guidelines and the purchase or sale of investment securities or other assets to preserve our status as a company not required to register as an investment company could materially adversely affect our NAV, the amount of funds available for investment and our ability to pay distributions to our stockholders.

Risks Related to Investments in Real Property

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant tenants, could adversely affect the income produced by our properties, which may harm our operating performance, thereby limiting our ability to pay distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. For example, the current economic conditions have resulted in increasing vacancy rates for all major types of property, which include, office, retail, industrial and apartment properties, due to increased tenant delinquencies or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.

The occurrence of any of the situations described above, particularly if it involves one of our significant tenants, could seriously harm our operating performance. If any of these significant tenants were to default on its lease obligation(s) to us or not extend current leases as they mature, our results of operations and ability to pay distributions to our stockholders could be adversely affected. As lead tenants, the revenues generated by the properties these tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

Our revenues will be significantly influenced by the economies and other conditions of the office, retail, industrial and apartment markets in general and the specific geographic markets in which we operate where we have high concentrations of these types of properties.

As of December 31, 2011, our diversification of current fair value of our consolidated properties by property type consisted of 46% in the office property sector, 28% in the apartment property sector, 19% in the retail property sector and 7% in the industrial property sector. Our diversification of unconsolidated properties by property type at December 31, 2011 consisted of 48% in the retail property sector and 52% in the office property sector. Because our portfolio consists primarily of office, retail, industrial and apartment properties, we are subject to risks inherent in investments in these types of property. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.

Additionally, as of December 31, 2011, approximately 43% of the current fair value of our consolidated properties was geographically concentrated in the western United States. Approximately 48% and 52% of the current fair value of our unconsolidated properties was geographically concentrated in the mid-western and western regions of the United States, respectively, as of December 31, 2011. Moreover, our properties located in California, Florida, Georgia and Missouri accounted for approximately 17%, 13%, 12%, and 10% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office, retail, industrial or apartment properties, industry slowdowns, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office, retail, industrial or apartment space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.

We face risks associated with our student-oriented apartment communities.

For the year ended December 31, 2011 and 2010, student-oriented apartment communities comprised approximately 32% and 31%, respectively, of our revenues. Unlike other apartment housing, student housing communities are typically leased on an individual lease liability basis by bed which limits each resident’s liability to his or her own rent without liability for a roommate’s rent and are typically for a term of less than one year. Student housing communities are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. As a result, we may experience a significant reduction in our cash flows and revenues from our student oriented housing properties during the summer months or if we are unable to find new individual tenants for these properties after the expiration of the lease, which could have a material adverse effect on our NAV.

Many colleges and universities own and operate their own competing on-campus housing facilities, and changes in university admission policies could adversely affect us. For example, if a university reduces the number of student admissions or requires that certain students, such as freshman, live in a university owned facility, the demand for beds at our properties may be reduced and our occupancy rates may decline.

Our operating results are affected by economic and regulatory changes that impact the real estate market in general.

Real estate historically has experienced significant fluctuations and cycles in value that have resulted in reductions in the value of real estate-related investments. Real estate will continue to be subject to such fluctuations and cycles in value in the future that may negatively impact the value of our investments. The marketability and value of our investments will depend on many factors beyond our control. The ultimate performance of our investments will be subject to the varying degrees of risk generally incident to the ownership and operation of the underlying real properties. The ultimate value of our investment in the underlying real properties depends upon our ability to operate the real properties in a manner sufficient to maintain or increase revenues in excess of operating expenses and debt service. Revenues and the values of our properties may be adversely affected by:

•	changes in national or international economic conditions;

•	the cyclicality of real estate;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	the financial condition of tenants, buyers and sellers of properties;

•	competition from other properties offering the same or similar services;

•	changes in interest rates and in the availability, cost and terms of mortgage debt;

•	access to capital;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	the ongoing need for capital improvements (particularly in older structures);

•	changes in real estate tax rates and other operating expenses;

•	adverse changes in governmental rules and fiscal policies;

•	civil unrest;

•	acts of God, including earthquakes, hurricanes, climate change and other natural disasters, acts of war, acts of terrorism (any of which may result in uninsured losses);

•	adverse changes in zoning laws; and

•	other factors that are beyond our control or the control of the real property owners.

All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations and pay distributions to stockholders.

Our retail properties may decline in rental revenue and/or occupancy as a result of co-tenancy provisions contained in certain tenant’s leases.

Tenants of certain of our retail properties have leases that contain certain co-tenancy provisions that require either certain tenants and/or certain amounts of square footage to be occupied and open for business. If these co-tenancy provisions are not satisfied then other tenants of these properties may have the right to, among other things, pay reduced rents and/or terminate the lease. As a result, the loss of a single tenant on these properties, and the triggering of these co-tenancy provisions, could result in reduced rental income and/or reduced occupancy with respect to these properties, which could have a material adverse effect on our business, financial condition and results of operations.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results.

Leases representing approximately 20.3% and 6.1% of the annualized minimum base rent from our consolidated properties, as of December 31, 2011, were scheduled to expire in 2012 and 2013 (excluding our apartment investments), respectively, and 7.7% and 22.0% of the leases on our unconsolidated properties are scheduled to expire in 2012 and 2013, respectively. In addition, Fannie Mae’s lease, which accounted for 5.9% of our annualized base rent, expired on December 31, 2011. Fannie Mae did not renew its lease for the entire building at Monument IV at Worldgate but executed a six month lease extension for approximately 99,000 square feet of the buildings 228,000 square feet. Because we compete with a number of other developers, owners and managers of office, retail industrial and apartment properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. Furthermore, to the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. In addition, the economic turmoil of the last several years has led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who have purchased properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.

If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing leases. Even if our tenants renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions, or other costs increase, our financial condition, cash flows, cash available for distribution, value of our common stock, and ability to satisfy our debt service obligations could be materially adversely affected.

Competition in acquiring properties may reduce our profitability and the return on your investment.

We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. We may also face competition from real estate programs sponsored by Jones Lang LaSalle and its affiliates. Many third party competitors have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, as the economy recovers, the number of entities and the amount of funds competing for suitable investments may increase. In addition to third party competitors, other programs sponsored by our Advisor may raise additional capital and seek investment opportunities under our Advisor’s allocation policy. If we acquire properties and other investments at higher prices or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

To the extent we resume acquiring properties, our operating results may depend on the availability of, and our Advisor’s ability to identify, acquire and manage, appropriate real estate investment opportunities. It may take considerable time for us or our Advisor to identify and acquire appropriate investments. In general, the availability of desirable real estate opportunities and our investment returns will be affected by the level and volatility of interest rates, conditions in the financial markets and general, national and local economic conditions. No assurance can be given that we will be successful in identifying, underwriting and then acquiring investments which satisfy our return objectives or that such investments, once acquired, will perform as intended. The real estate industry is competitive and we compete for investments with traditional equity sources, both public and private, as well as existing funds, or funds formed in the future, with similar investment objectives. If we cannot effectively compete with these entities for investments, our financial performance may be adversely affected.

Potential losses or damage to our properties may not be covered by insurance.

Our tenants are required to maintain property insurance coverage for the properties under net leases and we carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio not insured by our tenants under a blanket policy. Our Advisor will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. If we or one or more of our tenants experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

In the event we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.

We may obtain options to acquire certain properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our stockholders.

Our real properties are subject to property and other taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real and personal property and other taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of our leases provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable governmental authorities. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. In addition, we will generally be responsible for property taxes related to any vacant space.

We rely on third party property managers to operate our properties and leasing agents to lease vacancies in our properties.

Although our Advisor has hired and may hire Jones Lang LaSalle to manage and lease certain of our properties, we also rely on third party property managers and leasing agents to manage and lease vacancies in most of our properties. The third party property managers have significant decision-making authority with respect to the management of our properties. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we will engage third parties to perform this function. Thus, the success of our business may depend in large part on the ability of our third party property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by our property managers or leasing agents could adversely impact the operation and profitability of our properties.

We may not have sole decision-making authority over some of our real property investments and may be unable to take actions to protect our interests in these investments.

A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2011, we had interests in nine joint ventures that collectively own nine properties across the United States. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.

We may not have funding for future tenant improvements, which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. We do not anticipate that we will maintain permanent working capital reserves and do not currently have an identified funding source to provide funds that may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure our stockholders that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

The costs of compliance with governmental laws and regulations may adversely affect our financial condition and results of operations.

Real estate and the operations conducted on properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Tenants’ ability to operate and generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on tenants, owners, or managers for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell, rent, or pledge such property as collateral for future borrowings.

Compliance with new laws or regulations or stricter interpretation of existing laws by agencies or the courts may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties such as the presence of underground storage tanks or activities of unrelated third parties may affect our properties. In addition, there are various local, state, and federal fire, health, life-safety, and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our cash flows and ability to pay distributions and may reduce the value of our shares of common stock.

As the present or former owner or manager of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and remediation costs.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed within a certain period of time. Some molds may produce airborne toxins or irritants. Public concern about indoor exposure to mold has been increasing along with awareness that exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of a significant amount of mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected properties. In addition, the presence of mold could expose us to liability from tenants, employees of tenants and others if property damage or health concerns arise as a result of the presence of mold in or on our properties. If we ever become subject to mold-related liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Compliance or failure to comply with the American Disabilities Act and other similar regulations could result in substantial costs.

Our properties are, or may become, subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation must meet federal requirements related to access and use by persons with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. New legislation at the federal, state and local levels also may require modifications to our properties, or restrict our ability to renovate properties. We will attempt to acquire properties that comply with the ADA and other similar legislation or place the burden on the seller or other third party to ensure compliance with such legislation. However, we may not be able to acquire properties or allocate responsibilities in this manner which could reduce cash available for investments and the amount of distributions to stockholders.

Future terrorist attacks may result in financial losses for us and limit our ability to obtain terrorism insurance.

Our portfolio maintains significant holdings in areas that are located in or around major population centers that may be high-risk geographical areas for terrorism and threats of terrorism. Future terrorist attacks and the anticipation of any such attacks, or the consequences of the military or other response by the United States and its allies, could severely impact the demand for, and value of, our properties. Terrorist attacks in and around any of the major metropolitan areas in which we own properties also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. A decrease in demand could make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks otherwise disrupt our tenants’ businesses, it may impair our tenants’ ability to make timely payments under their existing leases with us, which would harm our operating results.

In addition, the events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile properties to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act, which was extended through 2014 by Terrorism Risk Insurance Program Reauthorization Act of 2007, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may affect the general real estate lending market, lending volume and the market’s overall loss of liquidity may reduce the number of suitable investment opportunities available to us and the pace at which its investments are made. We currently carry terrorism insurance under our master insurance program on all of our investments, except for Railway Street Corporate Centre, an office building located in Calgary, Canada.

We are subject to additional risks from our international investments.

We expect to purchase real estate investments located outside the United States, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•

existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	our limited experience and expertise in foreign countries relative to our experience and expertise in the United States.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the

U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency that are not considered cash or cash equivalents may adversely affect our status as a REIT.

Inflation in foreign countries, along with government measures to curb inflation, may have an adverse effect on our investments.

Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on the certain international economies in the past and this could occur again in the future. The introduction of governmental policies to curb inflation can have an adverse effect on our business. High inflation in the countries in which we purchase real estate or make other investments could increase our expenses and we may not be able to pass these increased costs onto our tenants.

Lack of compliance with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay distributions to our stockholders and the value of our shares of common stock.

Risks Related to Debt Financing

We have incurred and are likely to continue to incur mortgage or other indebtedness, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of your investment.

As of December 31, 2011, we had total outstanding indebtedness of approximately $584,245. In addition, declining commercial property values associated with the downturn in the commercial real estate sector since 2007 have caused our portfolio leverage to exceed our historical target leverage ratio of 65%. Based upon the valuation declines in our portfolio, we estimate our current loan-to-value to be approximately 77%. We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements and other capital expenditures or for other general corporate purposes. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to obtain funds to acquire additional properties or for working capital. We may also obtain a line of credit to provide a flexible borrowing source that will allow us to fund repurchases, to pay distributions or to use for other business purposes.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage loans on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of the shares of our common stock. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the loan secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage loans to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the loan if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders may be adversely affected.

Continued uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, or at all, which could reduce the number of properties we may be able to acquire and the amount of cash distributions we can make to our stockholders.

The U.S. and global credit markets have experienced severe dislocations and liquidity disruptions over the past several years, which have caused volatility in the credit spreads on prospective debt financings and have constrained the availability of debt financing due to the reluctance of lenders to offer financing at high leverage ratios. The uncertainty in the credit markets may adversely impact our ability to access additional debt financing on reasonable terms or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2011, we had approximately $584,245 in aggregate outstanding mortgage notes payable, which had maturity dates through March 1, 2027.

If interest rates are higher or other financing terms, such as principal amortization, the need for a corporate guaranty, or other terms are not as favorable when we refinance debt or issue new debt, our income could be reduced. To the extent we are unable to refinance debt on reasonable terms, or at appropriate times or at all, we may be required to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by borrowing more money.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to pay distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

We may seek to obtain a line of credit in an effort to provide for a ready source of liquidity to fund repurchases of shares of our common stock in the event that repurchase requests exceed net proceeds from our continuous offering. There can be no assurances that we will be able to obtain a line of credit on financially reasonable terms given the recent volatility in the capital markets. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or sell some of our assets to repay outstanding indebtedness.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to pay distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

Failure to hedge effectively against interest rate changes may materially adversely affect our ability to achieve our investment objectives.

Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. We have adopted a policy relating to the use of derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our ability to achieve our investment objectives.

Federal Income Tax Risks

Failure to qualify as a REIT would have significant adverse consequences to us.

We are organized and operated in a manner intended to qualify as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2004. Our legal counsel will render an opinion to us that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that our proposed method of operations will enable us to continue meet the requirements for qualification and taxation as a REIT. This opinion will be based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet on an on-going basis requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Our legal counsel will not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents the legal judgment of our legal counsel based on the law in effect as of the date of the opinion. The opinion of our legal counsel is not binding on the Internal Revenue Service, or IRS, or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If the IRS determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved because:

•	we would be subject to federal corporate income taxation on our taxable income, potentially including alternative minimum tax, and could be subject to higher state and local taxes;

•	we would not be permitted to take a deduction for dividends paid to stockholders in computing our taxable income; and

•	we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified (unless we are entitled to relief under applicable statutory provisions).

The increased taxes would cause a reduction in our NAV and in cash available for distribution to stockholders. In addition, if we do not qualify as a REIT, we will not be required to pay distributions to stockholders. As a result of all these factors, our failure to qualify as a REIT also could hinder our ability to raise capital and grow our business.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to pay distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to pay distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Compliance with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.

The IRS may deem the gains from sales of our properties to be subject to a 100% prohibited transaction tax.

From time to time, we may be forced to sell assets to fund repurchase requests, to satisfy our REIT distribution requirements, to satisfy other REIT requirements, or for other purposes. The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), the gain we recognize from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax, however there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business, however there is no assurance that our position will not be challenged by the IRS, especially if we make frequent sales or sales of property in which we have short holding periods.

Investments outside the U.S. may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the U.S. or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.

We may be subject to tax liabilities that reduce our cash flow and our ability to pay distributions to you even if we qualify as a REIT for federal income tax purposes.

We may be subject to federal and state taxes on our income or property even if we qualify as a REIT for federal income tax purposes, including:

•

in order to qualify as a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction or net capital gain) to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income.

•

we will be required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions we make to our stockholders in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.

•

if we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be required to pay a tax on that income at the highest corporate income tax rate.

•

any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, would be subject to the 100% “prohibited transaction” tax.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is not in our best interest to qualify as a REIT. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

The maximum U.S. federal income tax rate for “qualifying dividends” payable by U.S. corporations to individual U.S. stockholders (as such term is defined under “Federal Income Tax Considerations” below) is 15% through 2012. However, ordinary dividends payable by REITs are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (the maximum individual rate being 35% through 2012).

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

If certain sale-leaseback transactions are not characterized by the IRS as “true leases,” we may be subject to adverse tax consequences.

We may purchase investments in properties and lease them back to the sellers of these properties. If the IRS does not characterize these leases as “true leases,” the rental payments would not be treated as receiving rents from real property with regard to such leases, which could affect our ability to satisfy the REIT gross income tests.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:

•	the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment will not impair the liquidity of the trust, plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil (and criminal, if the violation was willful) penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Investors that are governmental plans or foreign plans may be subject to laws that are similar to the aforementioned provisions of ERISA and the Code or that otherwise regulate the purchase of our shares.

If we were at any time deemed to hold “plan assets” under ERISA, stockholders subject to ERISA and the related excise tax provisions of the Internal Revenue Code may be subject to adverse financial and legal consequences.

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. As discussed under “Certain ERISA Considerations,” we intend to conduct our operations so that our assets will not be deemed to constitute “plan assets” of stockholders that are subject to the fiduciary provisions of ERISA or the prohibited transaction rules of Section 4975 of the Code (“Plans”). If, however, we were deemed to hold “plan assets” of Plans (i) if any such Plans are subject to ERISA, ERISA’s fiduciary standards would apply to, and might materially affect, our operations and (ii) any transaction we enter into could be deemed a transaction with each Plan and transactions we might enter into in the ordinary course of business could constitute prohibited transactions under ERISA and/or Section 4975 of the Code.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

DESCRIPTION OF REAL ESTATE:

Our investments in real estate assets as of December 31, 2011 consist of our interests in properties that are consolidated in our consolidated financial statements including interests in seven joint ventures (the “Consolidated Properties”) and interests in two additional joint ventures that own real estate (the “Unconsolidated Properties”). The following table sets forth the information with respect to our real estate assets as of December 31, 2011:

Property Name	Location	Type	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Monument IV at Worldgate (1)	Herndon, VA	Office	100%	2001	August 27, 2004	228,000	100%
Georgia Door Sales Distribution Center (1)	Austell, GA	Industrial	100%	1994/1996(2)	February 10, 2005	254,000	76%
105 Kendall Park Lane (1)	Atlanta, GA	Industrial	100%	2002	June 30, 2005	409,000	100%
Dignity Health Office Portfolio (3):
300 Old River Road (4)	Bakersfield, CA	Office	100%	1992	December 21, 2005	37,000	100%
500 Old River Road (4)	Bakersfield, CA	Office	100%	1992	December 21, 2005	30,000	80%
500 West Thomas Road (4)	Phoenix, AZ	Office	100%	1994	December 21, 2005	169,000	86%
1500 South Central Ave (4)	Glendale, CA	Office	100%	1980	December 21, 2005	37,000	67%
14600 Sherman Way (1)	Van Nuys, CA	Office	100%	1991	December 21, 2005	50,000	76%
14624 Sherman Way (1)	Van Nuys, CA	Office	100%	1981	December 21, 2005	53,000	66%
18350 Roscoe Blvd (4)	Northridge, CA	Office	100%	1979	December 21, 2005	68,000	87%
18460 Roscoe Blvd (4)	Northridge, CA	Office	100%	1991	December 21, 2005	25,000	100%
18546 Roscoe Blvd (4)	Northridge, CA	Office	100%	1991	December 21, 2005	41,000	82%
4545 East Chandler (4)	Chandler, AZ	Office	100%	1994	December 21, 2005	49,000	61%
485 South Dobson (4)	Chandler, AZ	Office	100%	1984	December 21, 2005	43,000	67%
1501 North Gilbert (4)	Gilbert, AZ	Office	100%	1997	December 21, 2005	38,000	69%
116 South Palisade (4)	Santa Maria, CA	Office	100%	1995	December 21, 2005	33,000	99%
525 East Plaza (4)	Santa Maria, CA	Office	100%	1995	December 21, 2005	44,000	78%
10440 East Riggs (4)	Chandler, AZ	Office	100%	1996	December 21, 2005	40,000	54%
Marketplace at Northglenn (1)(5)	Northglenn, CO	Retail	100%	1999-2001(6)	December 21, 2005	439,000	85%
Metropolitan Park North (1)(5)	Seattle, WA	Office	100%	2001	March 28, 2006	179,000	100%
Stirling Slidell Shopping Centre (1)	Slidell, LA	Retail	100%	2003	December 14, 2006	139,000	72%
4001 North Norfleet Road (1)	Kansas City, MO	Industrial	100%	2007	February 27, 2007	702,000	100%
Station Nine Apartments (1)	Durham, NC	Apartment	100%	2005	April 16, 2007	312,000	99%
4 Research Park Drive (1)	St. Charles, MO	Office	100%	2000/2004(7)	June 13, 2007	60,000	100%
36 Research Park Drive (1)	St. Charles, MO	Office	100%	2007	June 13, 2007	81,000	100%
The District at Howell Mill (8)	Atlanta, GA	Retail	87.85%	2006	June 15, 2007	306,000	100%
Canyon Plaza (1)	San Diego, CA	Office	100%	1986/1993(9)	June 26, 2007	199,000	100%
Railway Street Corporate Centre (1)	Calgary, Canada	Office	100%	2007	August 30, 2007	135,000	100%
Student-oriented Apartment Communities:
Cabana Beach San Marcos (8)	San Marcos, TX	Apartment	78%	2006	November 21, 2007	258,000	94%
Cabana Beach Gainesville (8)	Gainesville, FL	Apartment	78%	2005-2007(10)	November 21, 2007	598,000	92%
Campus Lodge Athens (8)	Athens, GA	Apartment	78%	2003	November 21, 2007	229,000	99%
Campus Lodge Columbia (8)	Columbia, MO	Apartment	78%	2005	November 21, 2007	256,000	99%
The Edge at Lafayette (8)	Lafayette, LA	Apartment	78%	2007	January 15, 2008	207,000	99%
Campus Lodge Tampa (8)	Tampa, FL	Apartment	78%	2001	February 29, 2008	477,000	97%
Unconsolidated Properties:
Legacy Village (11)	Lyndhurst, OH	Retail	46.5%	2003	August 25, 2004	595,000	91%
111 Sutter Street (8)	San Francisco, CA	Office	80%	1926/2001(12)	March 29, 2005	286,000	92%

(1)	This property is owned fee.
(2)	Built in 1994 and expanded in 1996.
(3)	The portfolio was previously referred to as the CHW Medical Office Portfolio.
(4)	This property is owned leasehold.
(5)	We expect that we will ultimately relinquish our ownership of this property to the lender in a deed in lieu of foreclosure or other alternative transition including foreclosure in satisfaction of the mortgage.
(6)	Redeveloped between 1999 and 2001.
(7)	Built in 2000 and expanded in 2004.
(8)	This property is owned as majority interest holder in a joint venture.
(9)	Built in 1986 with addition completed in 1993.
(10)	Portions of property built and completed between 2005 and 2007.
(11)	This property is owned as an interest holder in a joint venture.
(12)	Built in 1926 and renovated in 2001.

ACQUISITIONS

There were no acquisitions by the Company for the years ended December 31, 2011, 2010, and 2009.

DISPOSITIONS

2011 Dispositions

None

2010 Dispositions

On April 15, 2010, we sold Havertys Furniture, an 808,000 square foot industrial center located in Braselton, Georgia, for $35,000, resulting in a gain of $113. On the same day, we also sold 25850 S. Ridgeland, a 719,000 square foot industrial center located in Monee, Illinois for $19,060 resulting in a gain of $709. The sales reduced our single tenant exposure and refinancing risks. We used the proceeds to pay off the mortgage debt on Havertys Furniture, 25850 S. Ridgeland and Georgia Door Sales Distribution Center resulting in losses on early debt retirement of $405, $233 and $73, respectively.

On September 30, 2010, we assigned our 90% interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner and received a distribution of $1,000 from property cash reserves. We recorded a loss on the assignment of our interest in 18922 Forge Drive of $428, which is included in equity in loss of unconsolidated affiliates on the Consolidated Statement of Operations and Comprehensive Loss. We recorded no loss on our assignment of interest in 9800 South Meridian as the investment was previously recorded at $0. We have no further involvement in and no obligation to fund the investments in 9800 South Meridian and 18922 Forge Drive subsequent to assigning our interests.

2009 Dispositions

On June 26, 2009, we sold Hagemeyer Distribution Center, a 300,000 square foot industrial property located in Auburn, Georgia, for $10,400, resulting in a gain of $911. While the property was rent-bearing under a long-term lease, it was vacant and no longer fit within the Company’s strategy. The buyer was a local user looking to expand its operations. We used the proceeds to pay off the mortgage debt on the property resulting in a loss on early debt retirement of $140.

On September 4, 2009, we sold Waipio Shopping Center, a 137,000 square foot retail center in Waipahu, Hawaii, for $30,850, resulting in a gain of $1,619. The sale reduced our refinancing risk by eliminating one of our 2010 loan maturities. We used the proceeds to pay off the mortgage debt on the property resulting in a loss on early debt retirement of $863.

FINANCING

The following is a summary of the mortgage debt for our Consolidated Properties and our Unconsolidated Properties as of December 31, 2011.

Property	Interest Rate	Maturity Date	Principal Balance
Consolidated Properties:
Marketplace at Northglenn (1)	10.50%	October 2011	$61,269
105 Kendall Park Lane	4.92%	September 2012	12,371
4001 North Norfleet Road	5.60%	March 2013	24,230
Metropolitan Park North (2)	5.73%	April 2013	56,513
36 Research Park Drive	5.60%	July 2013	10,841
Monument IV at Worldgate	5.29%	September 2013	35,195
Dignity Health Office Portfolio	5.75%	November 2013	16,285
Dignity Health Office Portfolio	5.75%	November 2013	14,174
Dignity Health Office Portfolio	5.75%	November 2013	14,678
Dignity Health Office Portfolio	5.79%	March 2014	32,112
Stirling Slidell Shopping Centre	5.15%	April 2014	12,777
Cabana Beach Gainesville	5.57%	December 2014	47,843
Cabana Beach San Marcos	5.57%	December 2014	19,144
Campus Lodge Columbia	5.57%	December 2014	15,920
Campus Lodge Athens	5.57%	December 2014	13,369
The Edge at Lafayette	5.57%	February 2015	17,052
4 Research Park Drive	6.05%	March 2015	6,611
Campus Lodge Tampa	5.95%	October 2016	33,438
Station Nine Apartments	5.50%	May 2017	36,885
Canyon Plaza	5.90%	June 2017	29,453
The District at Howell Mill	6.14%	June 2017	10,000
Railway Street Corporate Centre	5.16%	September 2017	29,085
The District at Howell Mill	5.30%	March 2027	35,000
Unconsolidated Properties:
Legacy Village	5.63%	January 2014	$88,582
111 Sutter Street	5.58%	June 2015	54,869

(1)	On October 5, 2011, Marketplace at Northglenn defaulted on its mortgage loan payable obligation. The outstanding amount of the mortgage loan is approximately $61,269, bearing interest at a fixed-rate of 5.50% and was scheduled to mature in January 2016. The loan contains an acceleration clause in which the lender may, declare the outstanding loan balance immediately due and payable, which was exercised on October 17, 2011. During the time the default exists, the lender may charge default interest at a rate of 10.50%. The loan is non-recourse to the Company. On February 10, 2012, the lender of the mortgage loan payable on Marketplace at Northglenn filed to foreclose on the property. We believe that we will ultimately relinquish this property to the lender in a deed in lieu of foreclosure transaction or other alternative including foreclosure in satisfaction of the mortgage.
(2)	On February 10, 2012, Metropolitan Park North defaulted on its mortgage loan payable obligation. The outstanding amount of the mortgage loan is approximately $56,513, bearing interest at a fixed-rate of 5.73% and was scheduled to mature in April 2013. The loan contains an acceleration clause pursuant to which the lender may, in the event of a default and without notice, declare the outstanding loan balance immediately due and payable. During the time the default exists, the lender may charge default interest at a rate of 9.73%. The loan is non-recourse to the Company. We believe that we will ultimately relinquish this property to the lender in a deed in lieu of foreclosure transaction or other alternative including foreclosure in satisfaction of the mortgage.

INSURANCE

We believe our properties currently are adequately covered by insurance consistent with the level of coverage that is standard in our industry.

OPERATING STATISTICS

We generally have investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe our leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property sector for our consolidated properties as of December 31, 2011:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Market Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Consolidated Properties:
Office:
Commercial Office	6	882,000	14.2%	100.0%	28%	$21.98
Medical Office	15	757,000	12.2	78.7	18	18.13
Retail	3	884,000	14.2	89.4	19	13.94
Industrial	3	1,365,000	21.9	95.6	7	3.51
Apartments	7	2,337,000	37.5	95.5	28	14.93

Total	34	6,225,000	100.0%	93.3%	100%	$13.63

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2011 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

The following table shows our operating statistics by property sector for our unconsolidated properties as of December 31, 2011:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Market Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Unconsolidated Properties:
Office:
Commercial Office	1	286,000	32.5%	92.7%	52%	$32.02
Retail	1	595,000	67.5	91.3	48	20.91

Total	2	881,000	100.0%	91.8%	100%	$24.56

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2011 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of December 31, 2011, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.20 for our consolidated properties and $24.73 for our unconsolidated properties.

As of December 31, 2011, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2012 (2)	76	$9,300	411,000	23.3%
2013	52	2,781	161,000	7.0
2014	45	5,018	464,000	12.5
2015	24	2,460	156,000	6.2
2016	26	3,233	158,000	8.1
2017 and thereafter	79	17,199	1,966,000	42.9

Total	302	$39,991	3,316,000

(1)	Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2011 presented in the year of lease expiration.
(2)	Does not include 5,119 leases totaling approximately 2,231,000 square feet and approximately $33,313 in annualized minimum base rent associated with our seven apartment investments.

As of December 31, 2011, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent	Square Footage	Percentage of Annualized Minimum Base Rent
2012	15	$1,525	64,000	7.7%
2013	26	4,332	126,000	22.0
2014	21	2,562	83,000	13.0
2015	10	1,429	50,000	7.2
2016	14	3,071	90,000	15.6
2017 and thereafter	20	6,813	394,000	34.5

Total	106	$19,732	807,000

The following table shows the aggregate occupancy rates for our consolidated and unconsolidated properties as of December 31, 2011 and each of the last five years. As of December 31, 2011, no individual property’s book value exceeded 10% of our total assets, and no individual property’s gross revenues exceeded 10% of our gross revenues.

As of December 31,	Occupancy Rate for Consolidated Properties	Occupancy Rate for Unconsolidated Properties
2011	93.3%	91.8%
2010	93.2	93.2
2009	92.0	90.3
2008	91.9	93.7
2007	94.0	97.2
2006	97.0	97.0

The following tables show the occupancy rates for our consolidated properties as well as the average minimum base rent per occupied square foot as of December 31, 2011 and 2010:

	Occupancy Rate at December 31, 2011	Occupancy Rate at December 31, 2010	Change
Consolidated Properties:
Office:
Commercial Office	100.0%	100.0%	0.0%
Medical Office	78.7	78.0	0.7
Retail	89.4	92.2	(2.8)
Industrial	95.6	95.6	0.0
Apartments	95.5	94.5	1.0

Total	93.3%	93.2%	0.1%

	Average Minimum Base Rent per Occupied SF (1)
	December 31, 2011	December 31, 2010	Change
Consolidated Properties:
Office:
Commercial Office	$21.98	$21.79	$0.19
Medical Office	18.13	19.02	(0.89)
Retail	13.94	13.73	0.21
Industrial	3.51	3.50	0.01
Apartments	14.93	13.55	1.38

Total	$13.63	$13.12	$0.51

(1)	Amount calculated as in-place minimum base rent for all occupied space at and excludes any straight line rents, tenant recoveries and percentage rent revenues.

Our commercial office properties maintained their full occupancy during the year ended December 31, 2011, but did experience a slight increase in average minimum base rent per occupied square foot due to scheduled rent increases per tenant leases already in place.

Occupancy rates at our medical office properties increased slightly as of December 31, 2011 when compared to December 31, 2010, but experienced a decrease in average minimum base rent of $0.89 per occupied foot. The decrease was related to medical care reform concerns and prospects for lower Medicare reimbursement in the future which led doctors to be more cautious about their occupancy costs, signing shorter term leases at lower rates.

Our retail properties occupancy rate at December 31, 2011 decreased when compared to December 31, 2010 primarily due to tenant bankruptcies of some of our retail tenants including Borders at the Marketplace at Northglenn. The average minimum base rent per occupied square foot increased at December 31, 2011 when compared to December 31, 2010 due primarily to scheduled rent increases per tenant leases already in place.

Our industrial properties occupancy rates and average minimum base rents per occupied square foot at December 31, 2011 stayed flat as compared to December 31, 2010 due to these properties being subject to long term leases at both dates.

Occupancy rates at our apartment properties increased one percent from December 31, 2010 due to strong leasing seasons at our student-oriented apartment communities at the commencement of the latest school year as well as steady lease renewals at the Station Nine Apartments. Average minimum base rents at our apartment properties have increased from December 31, 2010 due to our ability to increase rental rates during the latest leasing season at our student-oriented apartment communities.

The following tables show the occupancy rates for our unconsolidated properties as well as the average minimum base rent per occupied square foot as of December 31, 2011 and 2010:

	Occupancy Rate at December 31, 2011	Occupancy Rate at December 31, 2010	Change
Unconsolidated Properties:
Commercial Office	92.7%	87.0%	5.7%
Retail	91.3	96.2	(4.9)

Total	91.8%	93.2%	(1.4%)

	Average Minimum Base Rent per Occupied SF (1)
	December 31, 2011	December 31, 2010	Change
Unconsolidated Properties:
Commercial Office	$32.02	$37.10	$(5.08)
Retail	20.91	20.43	0.48

Total	$24.56	$25.48	$(0.92)

(1)	Amount calculated as in-place minimum base rent for all occupied space at and excludes any straight line rents, tenant recoveries and percentage rent revenues.

Occupancy at our unconsolidated commercial office property, 111 Sutter Street, increased during the year ended December 31, 2011 as a result of signing new tenants to longer lease terms as well signing several lease renewals. These leases were at lower rates than the leases they replaced as many of the expiring leases were signed during the technology boom of the early 2000’s, which caused the average minimum base rent per occupied square foot to decrease at December 31, 2011 when compared to December 31, 2010. Leasing fundamentals continue to improve in the San Francisco, California market.

Our unconsolidated retail property, Legacy Village, experienced a decrease in occupancy during 2011 primarily due to the bankruptcy of a large book store tenant. This tenant had a lower rental rate than the property on average, which caused the average minimum base rent per occupied square foot to increase upon their exit during 2011.

PRINCIPAL TENANTS

The following table sets forth the top ten tenants in our consolidated properties based on percentage of annualized minimum base rent as of December 31, 2011:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	% of Total Area	% of Annualized Minimum Base Rent (1)
Fannie Mae (2)	Monument IV at Worldgate	Financial Services	Dec. 31, 2011	None	3.7%	5.9%
Nordstrom, Inc. (3)	Metropolitan Park North(4)	Retailer	Jan. 31, 2012	None	2.2	5.2
Conexant Systems, Inc.	Canyon Plaza	Communications	June 20, 2017	Two 5-year options	3.2	4.8
Dignity Health	Dignity Health Office Portfolio	Healthcare	Varies	Varies	2.8	3.2
Musician’s Friend, Inc.	4001 North Norfleet Road	Retailer	Feb. 28, 2017	Three 5-year options	11.3	3.2
Westar Aerospace & Defense Group, Inc.	4 & 36 Research Park Drive	Technical and Scientific Research Services	Varies	Varies	1.4	2.6
Ross Stores	The District at Howell Mill, Marketplace at Northglenn (4) and Stirling Slidell Shopping Centre	Retailer	Varies	Varies	1.4	1.6
Acuity Specialty Products Group, Inc.	105 Kendall Park Lane	Specialty Chemical Products	April 30, 2017	Two 5-year options	6.6	1.6
24 Hour Fitness	Metropolitan Park North(4)	Health Club	Feb. 11, 2016	Three 5-year options	0.7	1.1
PetSmart Stores	The District at Howell Mill, Marketplace at Northglenn (4) and Stirling Slidell Shopping Centre	Retailer	Varies	Varies	1.1	1.1

Total					34.4%	30.3%

(1)	Percent of annualized minimum base rent is calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues divided by our total annualized minimum base rent.
(2)	Fannie Mae did not renew its lease for the entire building at Monument IV at Worldgate but executed a six month lease extension for approximately 99,000 square feet of the buildings 228,000 square feet.
(3)	Nordstrom, Inc. did not renew its lease for the entire building at Metropolitan Park North. Nordstrom did execute a lease extension commencing February 1, 2012, reducing their space by approximately 49,000 square feet to approximately 86,000 square feet and reducing its rent by approximately $14 per square foot.
(4)	We expect that we will ultimately relinquish our ownership of this property to the lender in a deed in lieu of foreclosure or other alternative transaction including foreclosure in satisfaction of the mortgage.

PRINCIPAL PROPERTIES

The following table sets forth our top ten consolidated properties based on percentage of minimum base rent as of December 31, 2011:

Properties	% of Total Area	% of Minimum Base Rent
Cabana Beach Gainesville	9.6	8.4
Metropolitan Park North	2.9	7.5
Campus Lodge Tampa	7.7	7.0
Marketplace at Northglenn	7.1	6.9
The District at Howell Mill	4.9	6.8
Monument IV at Worldgate	3.7	6.5
Station Nine Apartments	5.0	5.7
Cabana Beach San Marcos	4.1	5.4
Canyon Plaza	3.2	5.2
Campus Lodge Columbia	4.1	5.0

Total	52.3%	64.4%

GROUND LEASES

We are subject to a number of ground leases at certain properties we own or control. As of December 31, 2011, we have $2 in total payments due over the next 67 years.

Item 3.	Legal Proceedings.

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with any certainty the amounts involved, management is of the opinion that, when such litigation is resolved, our resulting net liability, if any, will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is not currently traded on any exchange and there is no established public trading market for our Common Stock. As of the filing date of this Form 10-K, there were approximately 1,766 holders of record of our Common Stock.

The price at which Shares have been sold or redeemed at any future dates have been determined based on the current share price (the “Current Share Price”). We may sell additional Shares of our Common Stock or other share classes at different share prices in the future.

Unregistered Sales of Equity Securities

The following table provides information on unregistered sales of our securities that occurred during the year ended December 31, 2011 other than unregistered sales that have been previously reported on a Form 8-K:

Date	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds
November 7, 2011 (1)	7,774	$53.60	$417	Increased cash on hand
November 14, 2011	3,731	$53.60	$200	Increased cash on hand

(1)	This sale occurred pursuant to our dividend reinvestment plan.

We relied on the exemption from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act in connection with the closing of the unregistered sales listed above. All Shares were sold to accredited investors within the meaning of Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

During the fourth quarter of 2011, neither the Company nor any affiliated purchaser of the Company repurchased any of our equity securities.

CALCULATION OF SHARE PRICE

The Current Share Price of our Common Stock is established quarterly based on the following valuation methodology, which may be modified from time to time by our board of directors.

Net Asset Value Calculation

We establish our NAV per share of common stock on a quarterly basis for the purposes of establishing the price of Shares sold in our private offerings and the repurchase price for Shares purchased in our Share repurchase plan. We determine our NAV as of the end of each of the first three quarters of a fiscal year within 45 calendar days following the end of such quarter, and our fourth quarter NAV after the completion of our year-end audit. We calculate our quarterly NAV as follows: (i) the aggregate value of (A) our fair value interests in real estate investments, plus (B) all our other assets, minus (ii) the aggregate fair value of our indebtedness and other outstanding obligations as of the determination date.

To value our real estate investments, our board of directors engaged an independent third-party valuation consultant which retained independent real estate appraisal firms to report directly to the independent valuation consultant and appraise each investment not less than annually beginning one year after our acquisition of the property. Each real estate investment is initially carried at capitalized cost following its acquisition and reviewed quarterly by our Advisor for material events at the property or market level that may warrant an adjustment of the valuation. From and after a real estate investment is appraised by the independent appraisal firm, the value of the investment is adjusted to the appraised value. For each of the three quarters following the independent appraisal of a particular investment, our independent valuation consultant determines the value of such investment based on its review and update of the appraisal metrics and any material changes at the property or market level. The independent valuation consultant reports the values of our real estate investments to our board of directors on a quarterly basis. Our independent valuation consultant determines the value of the indebtedness related to each investment based on then-current interest rates and spreads for similar mortgage debt, beginning one year after the acquisition of the encumbered property and on a quarterly basis thereafter.

Our real estate investments are valued by our independent valuation consultant using valuation methods that we believe are typically used by investors for properties that are similar to ours, including capitalization of the property’s net operating income, ten-year discounted cash flow models, and comparison with sales of similar properties. Our independent valuation consultant places primary emphasis on the discounted cash flow model and uses the other approaches to confirm the reasonableness of the discounted cash flow model.

Current Share Price Calculation

The NAV as of the end of each quarter is divided by the number of outstanding Shares at the end of such quarter to determine the Current Share Price. During the first three quarters of a calendar year, the Current Share Price is calculated based on the fair value of our real estate investments and indebtedness as determined by our independent valuation consultant and the value of our other assets and liabilities are determined by the Advisor. For the first three quarters of the year, our NAV is reviewed by our independent auditors and discussed with our audit committee prior to the issuance of our periodic filings with the SEC. Our Current Share Price as of the end of each year is calculated based on the fair value of our real estate investments and indebtedness as determined by our independent valuation consultant and value of our other assets and liabilities as determined by our Advisor and then audited by our independent auditors. The supplemental consolidated fair value information is approved by our board of directors.

The following table presents our Current Share Price for each period indicated below:

Quarter Ended	Current Share Price
December 31, 2011	$54.81
September 30, 2011	53.60
June 30, 2011	52.36
March 31, 2011	49.92
December 31, 2010	47.69
September 30, 2010	49.60
June 30, 2010	52.17
March 31, 2010	55.23

The following table provides a breakdown of the major components of our Current Share Price as of December 31, 2011 and December 31, 2010:

Component of NAV	December 31, 2011	December 31, 2010
Real estate investments (1)	$197.82	$187.79
Debt	(151.66)	(147.76)
Other assets and liabilities, net	8.65	7.66
Estimated enterprise value premium	None Assumed	None Assumed

Current Share Price	$54.81	$47.69

(1)	The value of our real estate investments was less than the historical cost by approximately 21.8% and 26.0% as of December 31, 2011 and 2010, respectively.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2011:

	Commercial Office /Medical Office / Industrial	Retail	Apartment	Total Company
Exit capitalization rate	7.68%	7.75%	7.30%	7.61%
Discount rate/internal rate of return (IRR)	8.81	8.40	8.54	8.63
Annual market rent growth rate	3.06	2.94	2.83	2.97
Holding period (years)	9.90	9.80	10.00	9.90

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2010:

	Commercial Office /Medical Office / Industrial	Retail	Apartment	Total Company
Exit capitalization rate	7.82%	8.09%	7.50%	7.83%
Discount rate/internal rate of return (IRR)	9.06	8.88	9.17	9.03
Annual market rent growth rate	3.01	2.29	2.99	2.79
Holding period (years)	10.00	10.10	10.00	10.00

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2011 of 0.25% would yield a decrease in our total real estate asset value of 1.49% and our Current Share Price would have been $52.37. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2010 of 0.25% would yield a decrease in our total real estate asset value of 1.51% and our Current Share Price as of December 31, 2010 would have been $45.32.

Limitations and Risks

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different NAV per share. Accordingly, with respect to our Current Share Price, we can provide no assurance that:

•	a stockholder would be able to realize this Current Share Price upon attempting to resell his or her shares;

•

we would be able to achieve, for our stockholders, the Current Share Price, upon a listing of our Shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or

•

the NAV per share, or the methodologies relied upon to estimate the Current Share Price, will be found by any regulatory authority to comply with the Financial Industry Regulatory Authority, Inc., ERISA, or any other regulatory requirements.

Furthermore, the Current Share Price was calculated as of a particular point in time. The Current Share Price will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio.

DIVIDEND POLICY

To comply with current tax laws necessary to qualify as a REIT, we expect to distribute at least 90% of our taxable income to our stockholders. Accordingly, we currently intend to make distributions to our stockholders in amounts sufficient to maintain our qualification as a REIT. Before payment of any dividend, we must have cash available after payment of both operating requirements and scheduled debt service on mortgages and loans payable. The declaration of dividends is at the discretion of our board of directors, which decision is made from time to time based on then prevailing circumstances.

Our board of directors and the Advisor will periodically review the dividend policy to determine the appropriateness of our dividend rate relative to our current and forecasted cash flows.

We did not declare any distributions for the year ended December 31, 2010. We declared one distribution on our Common Stock for the year ended December 31, 2011, which was paid in cash and pursuant to our distribution reinvestment plan. The distribution declared for the three months ended March 31, 2012 will be paid on May 4, 2012. There is no guarantee that we will continue to pay distributions at this rate in the future, or at all.

	Distributions Declared Per Share	Total Distributions	Annualized Rate of Return
2011	$0.55	$2,275	4.10%
2012	$0.55	$2,281	4.01%

The tax composition of our distribution declared for the year ended December 31, 2011 was as follows:

	For the Year Ended December 31, 2011
	Distribution Declared Per Share	%
Ordinary income	—	—
Capital gains	—	—
Return of capital	$0.55	100%

Total	$0.55	100%

Distributions paid to stockholders for the year ended December 31, 2011 were funded through cash flow from operating activities. Any future distributions will be declared at the discretion of the board of our directors and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our board of directors deems necessary or appropriate.

Performance Graph (Dollars in whole dollars)

The following graph is a comparison of the five-year cumulative return of our Shares (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”), the National Real Estate Investment Trusts’ (“NAREIT”) All Equity Index and the National Counsel of Real Estate Investment Fiduciaries Property Index (“NPI”) (before leverage and fees), as peer group indices. The graph assumes that $100 was invested on December 31, 2006 in our Shares, the S&P 500 Index, the NAREIT All Equity Index and the NPI assuming that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our Shares will continue in line with the same or similar trends depicted in the graph below.

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

	Year ended December 31,
	2011	2010	2009	2008	2007
Operating Data:
Total revenues	$97,351	$95,695	$96,908	$97,862	$63,178
Operating expenses	(81,257)	(97,399)	(86,892)	(104,395)	(56,612)

Operating income (loss)	16,094	(1,704)	10,016	(6,533)	6,566
Interest expense	(34,239)	(34,903)	(34,847)	(35,742)	(21,641)
Loss on extinguishment of debt	—	(73)	—	—	—
Equity in (loss) income of unconsolidated affiliates	(1,493)	(2,373)	(8,277)	1,230	536
Gain (loss) on foreign currency derivative	—	—	—	1,492	(504)

Loss from continuing operations	(19,638)	(39,053)	(33,108)	(39,553)	(15,043)
Net income (loss) from discontinued operations	—	2,323	(8,708)	1,328	835

Net loss	(19,638)	(36,730)	(41,816)	(38,225)	(14,208)
Net loss allocated to noncontrolling interests	250	1,090	2,205	5,651	572

Net loss attributable to Jones Lang LaSalle Income Property Trust, Inc.	(19,388)	(35,640)	(39,611)	(32,574)	(13,636)
Foreign currency translation adjustment	(140)	501	1,846	(2,848)	—

Net comprehensive loss	$(19,528)	$(35,139)	$(37,765)	$(35,422)	$(13,636)

Weighted average shares outstanding	4,137,298	4,135,635	4,128,290	3,822,484	3,252,725
Net loss attributable to Jones Lang LaSalle Income Property Trust, Inc. per share–basic and diluted	$(4.69)	$(8.62)	$(9.59)	$(8.52)	$(4.19)
Cash distributions declared per common share	$0.55	$0.00	$0.875	$7.00	$7.00

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$28,033	$33,431	$44,258	$16,395	$8,386
Investments in real estate–net of accumulated depreciation	741,675	771,387	897,207	957,974	918,604
Investments in real estate and other assets held for sale	—	—	52,136	—	—
Total assets	835,050	870,689	1,017,140	1,084,805	1,070,188
Total mortgage notes and other debt payable	582,495	592,804	654,086	717,497	691,316
Liabilities held for sale	—	—	43,352	—	—
Total equity	231,079	252,709	289,323	323,616	331,595

	Year ended December 31,
	2011	2010	2009	2008	2007
Cash Flow Information:
Net cash flows provided by operating activities	$19,331	$19,040	$17,758	$19,983	$26,464
Net cash flows (used in) provided by investing activities	(12,656)	42,680	37,384	(37,933)	(391,619)
Net cash flows (used in) provided by financing activities	(12,102)	(72,548)	(27,305)	26,011	344,590
Other Data:
Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc. (1)	$23,709	$22,155	$22,362	$26,149	$22,162
Funds from operations per share–basic and diluted (1)	$5.73	$5.36	$5.42	$6.84	$6.81

(1)	Funds from operations (“FFO”) does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America (“GAAP”), should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income to FFO. Prior year amounts have been recalculated to conform to current year presentation.

The selected financial data presented above has been dramatically impacted by acquisitions and dispositions made since the inception of the Company. These acquisitions drastically impact the comparability of our results from operations, financial position and cash flows. We are uncertain how the results from operations, financial position and cash flows will be impacted should we make future acquisitions or dispositions.

FUNDS FROM OPERATIONS

Consistent with real estate industry and investment community preferences, we consider FFO as a supplemental measure of the operating performance for a real estate investment trust and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. NAREIT defines FFO as net income (loss) attributable to the Company (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for these items related to noncontrolling interests and unconsolidated affiliates.

FFO does not give effect to real estate depreciation and amortization because these amounts are computed to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with a clearer view of our operating performance.

In October 2011, NAREIT clarified the definition of FFO to exclude real estate impairment charges. We have applied this revised guidance for all periods presented.

In order to provide a better understanding of the relationship between FFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided a reconciliation of GAAP net loss attributable to Jones Lang LaSalle Income Property Trust, Inc., to FFO. FFO does not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund cash needs.

	Year ended December 31,
	2011	2010	2009	2008	2007
Net loss attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(19,388)	$(35,640)	$(39,611)	$(32,574)	$(13,636)
Plus: Real estate depreciation and amortization	25,380	28,894	32,359	55,759	28,412
Gain from sales of real estate	—	(822)	(2,530)	—	—
Real estate depreciation and amortization from discontinued operations	—	118	3,763	4,485	3,948
Real estate depreciation and amortization for noncontrolling interests	(1,405)	(1,810)	(2,260)	(6,462)	(1,198)
Real estate depreciation and amortization from unconsolidated real estate affiliates	4,188	5,776	4,686	4,941	4,636
Impairment of real estate	14,934	27,201	7,312	—	—
Impairment (net recovery) of real estate held for sale	—	(1,562)	11,374	—	—
Impairment loss from unconsolidated real estate affiliates	—	—	7,269	—	—

Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc	$23,709	$22,155	$22,362	$26,149	$22,162

Weighted average shares outstanding, basic and diluted	4,137,298	4,135,635	4,128,290	3,822,484	3,252,725
Funds from operations per share, basic and diluted	$5.73	$5.36	$5.42	$6.84	$6.81

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2009, 2010 and 2011 were comprised of the following:

•	Monument IV at Worldgate,

•	Havertys Furniture (sold in 2010, excluded from December 31, 2010 and 2011 Consolidated Properties),

•	Hagemeyer Distribution Center (sold in 2009, excluded from December 31, 2009, 2010 and 2011 Consolidated Properties),

•	25850 S. Ridgeland (sold in 2010, excluded from December 31, 2010 and 2011 Consolidated Properties),

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Waipio Distribution Center (sold in 2009, excluded from December 31, 2009, 2010 and 2011 Consolidated Properties),

•	Marketplace at Northglenn,

•	the Dignity Health Office Portfolio,

•	Metropolitan Park North,

•	Stirling Slidell Shopping Centre,

•	9800 South Meridian (deconsolidated in 2010, excluded from December 31, 2010 and 2011 Consolidated Properties),

•	18922 Forge Drive (deconsolidated in 2010, excluded from December 31, 2010 and 2011 Consolidated Properties),

•	4001 North Norfleet Road,

•	Station Nine Apartments,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	The District at Howell Mill,

•	Canyon Plaza,

•	Railway Street Corporate Centre,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consisted of Legacy Village and 111 Sutter Street as of December 31, 2009, 2010 and 2011. From January 1, 2010 through September 30, 2010, our Unconsolidated Properties were also comprised of 9800 South Meridian and 18922 Forge Drive. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio.”

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. We hire property management companies to provide the on-site, day-to-day management services for our properties. When selecting a property management company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management service providers that include large national real estate service firms, including an affiliate of our Advisor, and smaller local firms. Our property management service providers are generally hired to perform both property management and leasing services for our properties.

We seek to minimize risk and maintain stability of income and principal value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the Company Portfolio. Our diversification goals also take into account investing in sectors or regions we believe will create returns consistent with our investment objective. Under normal conditions, we intend to pursue investments principally in well-located, well-leased assets within the office, retail, industrial and apartment sectors, which we refer to as the “Primary Sectors”. We will also pursue investments in certain sub-sectors of the Primary Sectors, for example the medical office sub-sector of the office sector or the student-oriented housing sub-sector of the apartment sector. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the geographic areas considered for investment. When consistent with our investment objectives, we will also seek to maximize the tax efficiency of our investments through like-kind exchanges and other tax planning strategies.

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

The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. The ten-year lease expiration table represents the lease expirations by both total square feet and annualized minimum base rents for current tenants of our

Consolidated and Unconsolidated Properties. The ten-year debt repayment schedule represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated and Unconsolidated Properties. These tables provide examples of how our Advisor evaluates the Company Portfolio when making investment decisions.

Property Sector Diversification

Consolidated Properties

	Percent of Fair Value
	2011	2010
Office
Commercial Office	28%	28%
Medical Office	18	19
Retail	19	19
Industrial	7	8
Apartment	28	26

Unconsolidated Properties

	Percent of Fair Value
	2011	2010
Office
Commercial Office	52%	48%
Medical Office	—	—
Retail	48	52
Industrial	—	—
Apartment	—	—

Geographic Region Diversification

Consolidated Properties

	Percent of Fair Value
	2011	2010
East	14%	14%
West	43	44
Midwest	11	11
South	27	26
International	5	5

Unconsolidated Properties

	Percent of Fair Value
	2011	2010
East	—	—
West	52%	48%
Midwest	48	52
South	—	—
International	—	—

Future Lease Expirations

Consolidated Properties

	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2012(2)	411,000	$9,300	23.3%
2013	161,000	2,781	7.0
2014	464,000	5,018	12.5
2015	156,000	2,460	6.2
2016	158,000	3,233	8.1
2017	1,533,000	12,309	30.8
2018	35,000	528	1.3
2019	36,000	570	1.4
2020	153,000	2,248	5.6
2021	16,000	358	0.9
2022 and thereafter	193,000	1,186	2.9

(1)	Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues.
(2)	Does not include 5,119 leases totaling approximately 2,231,000 square feet and approximately $33,313 in annualized minimum base rent associated with our seven apartment properties.

Unconsolidated Properties

	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2012	64,000	$1,525	7.7%
2013	126,000	4,332	22.0
2014	83,000	2,562	13.0
2015	50,000	1,429	7.2
2016	90,000	3,071	15.6
2017	4,000	163	0.8
2018	52,000	1,049	5.3
2019	103,000	1,368	6.9
2020	32,000	840	4.3
2021	6,000	252	1.3
2022 and thereafter	197,000	3,141	15.9

(1)	Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues.

Ten-Year Debt Repayment

Consolidated Properties

	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2011(1)	$61,269	10.5%	10.50%
2012	18,920	3.2	5.59
2013(2)	174,488	29.9	5.62
2014	138,872	23.8	5.59
2015	24,468	4.2	5.64
2016	33,546	5.7	5.62
2017	100,937	17.3	5.42
2018	666	0.1	5.30
2019	702	0.1	5.30
2020	740	0.1	5.30
2021 and thereafter	29,637	5.1	5.30

(1)	On October 5, 2011, Marketplace at Northglenn defaulted on its mortgage loan payable obligation. The loan contains an acceleration clause in which the lender declared the outstanding loan balance immediately due and payable on October 17, 2011. During the time the default exists, the lender may charge default interest at a rate of 10.50%.
(2)	On February 10, 2012, Metropolitan Park North defaulted on its mortgage loan payable obligation. The outstanding amount of the mortgage loan is approximately $56,513, bearing interest at a fixed-rate of 5.73% and was scheduled to mature in April 2013. The loan contains an acceleration clause pursuant to which the lender may, in the event of a default and without notice, declare the outstanding loan balance immediately due and payable. During the time the default exists, the lender may charge default interest at a rate of 9.73%.

Unconsolidated Properties

	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2012	$3,958	2.8%	5.62%
2013	4,186	2.9	5.62
2014	82,993	57.8	5.58
2015	52,381	36.5	5.58
2016	—	—	—
2017	—	—	—
2018	—	—	—
2019	—	—	—
2020	—	—	—
2021 and thereafter	—	—	—

Company portfolio leverage (calculated as our share of the current property debt balance divided by the fair value of all of our real estate investments) was limited to approximately 65% loan-to-value measured at the time we made our investments. Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Our board of directors approved a resolution that allows the Company to operate with this higher portfolio leverage ratio as a result of the decline in values of our properties. We relied primarily on long-term fixed-rate financing to lock in favorable spreads between real estate income yields and mortgage interest rates, and strive to maintain a balanced schedule of debt maturities.

Going forward, we intend to reduce the overall leverage, subject to available capital, through principal amortization on existing loans, refinancing maturing property level debt at lower leverage amounts and selective property dispositions.

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

Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. During the years ended December 31, 2011, 2010 and

2009, we recorded impairment charges on consolidated real estate properties totaling $14,934, $29,505 and 18,686, respectively. During the year ended December 31, 2010, we recorded a recovery of impairment charges of $3,866 on consolidated real estate properties.

We evaluate the carrying value of its investments in unconsolidated joint ventures using the equity method of accounting in accordance with the authoritative guidance. We analyze our investments in unconsolidated real estate affiliates when circumstances change and each reporting period and determine if an “other-than-temporary” impairment exists and, if so, assess our ability to recover our carrying cost of the investment. We did not have an “other-than-temporary” impairment in any of our investments in unconsolidated joint ventures in 2011 or 2010. During the year ended December 31, 2009, we recorded an “other-than-temporary” impairment charge on its investment in the Legacy Village property in the amount of $7,269.

Recent Events and Outlook

General Company and Market Commentary

Over the last few years, given the uncertain economic climate and eroding fundamentals in the commercial real estate industry, management implemented a cash conservation strategy designed to strengthen our balance sheet and protect the value of the Company’s assets. Through the establishment of cash reserves, management’s aim was to equip the Company with sufficient resources to address the portfolio’s fluctuating working capital needs, future capital expenditures, existing loan amortizations, and nearer-term debt maturities until market conditions stabilized. Several actions have been taken toward this objective including reductions in discretionary expenditures and management fees, the suspension of dividend payments, the suspension of the redemption of Shares through tender offers, and lastly, selected property sales. The combination of suspending dividends and Share redemptions, coupled with the results from expense reductions and proceeds generated from property sales, has strengthened our balance sheet and moved us to an improved cash position: at December 31, 2011, we had accumulated a cash balance of approximately $20,988 and our company-wide loan to value percentage has been reduced from a peak of 88% on December 31, 2009 to 77% as of December 31, 2011.

As the U.S. economy continues on a path towards recovery, the commercial real estate markets have begun following suit. Many of the signals observed in the broader economic indicators have been mixed, which is the same as they have been for commercial real estate. For example, while U.S vacancy rates across all four major property types (office, industrial, retail and apartment) declined throughout 2011, all property types, with the exception of apartment, exhibited vacancies above historical norms as of the end of 2011.

Despite continuing improvements in property market fundamentals and real estate capital markets, we will continue to maintain a defensive tact until indications of a meaningful economic recovery become clearly evident. We will continue our cash conservation initiatives designed to fortify the balance sheet and provide sufficient working capital to address the portfolio’s working capital needs, capital expenditures, loan amortizations, and nearer-term debt maturities. Opportunities to execute select property dispositions will continue to be evaluated as a means of generating additional liquidity, deleveraging, or reducing risk in the portfolio and when a fair and reasonable value may be achieved.

The challenge for the coming year and foreseeable future will be to balance the objectives of reducing portfolio risk through the establishment of increasing cash reserves and retiring debt while also returning to one of our original and primary objectives: distributing free cash flow generated from our property investments to stockholders in the form of dividends. However, until a marked improvement in the economy is realized and there is clearer evidence of a stabilization of property values, cash conservation will remain a near-term priority for us. To help advance this initiative and as mentioned in previous investor quarterly letters, the overall management fee paid by us to our Advisor (and for prior periods to the Former Manager), has been reduced from 1.5% on NAV to 0.85%. This fee reduction is intended to reduce our expenses and benefit investors. Additionally, as fees paid to our Advisor are based upon our NAV, as the NAV has declined their compensation has been significantly reduced.

As a result of our strengthening balance sheet and improved liquidity, on September 14, 2011, our board of directors declared a $0.55 per Share distribution to stockholders of record as of September 30, 2011, which was paid on November 7, 2011. Further, on January 23, 2012, the board of directors declared a dividend of $0.55 per Share to stockholders of record as of March 30, 2012, payable on May 4, 2012.

While we historically provided limited liquidity to our stockholders by conducting tender offers, we did not and do not guarantee that sufficient cash will be available at any particular time to fund repurchases of our Shares. In this regard, we did not conduct a tender offer during the years ended December 31, 2011 and 2010. The timing of future tender offers, if any, will be at the discretion of our board of directors, based on, among other things, the Company’s need for liquidity.

We will consider dispositions of non-strategic properties when it creates additional liquidity, deleverages the Company and reduces risk (debt maturity and tenant lease related risk). We do not intend to participate in distressed asset sales that negatively impact our longer-term performance.

Fourth Quarter NAV

In the fourth quarter of 2011, our NAV increased by $1.21 per share from $53.60 per share at September 30, 2011 to $54.81 per share at December 31, 2011. During the quarter, 18% of the portfolio was externally appraised while the balance of the portfolio was internally valued using methodologies consistent with those of external appraisers. Overall, the Company’s property values at pro-rata share increased 0.3%, resulting in a $0.66 per share contribution. The fourth quarter NAV was increased by $0.43 from property operations. The total property related NAV impact resulted in a $1.09 per share increase.

Our NAV was further increased due to the continued decline in the fair value of our debt which fluctuates in tandem with market interest rates and loan spreads. Given that interest rates have continued to hover at historically low levels and the availability of credit has increased, our debt mark-to-market has declined significantly. As a result, the valuation of our fixed-rate loans had a positive $0.12 impact on share value in the fourth quarter.

Management views the erosion of the accumulated debt component of the NAV as a positive trend since the debt valuation is a diminishing asset that will eventually amortize to zero. While the debt mark-to-market constituted over 30% of our NAV at its peak in the third quarter of 2009, our Current Share Price of $54.81 as of December 31, 2011 is comprised of a negative $1.56 of debt value and $56.37 of asset value. Management believes this strengthening of asset value relative to debt value will help preserve our NAV in the long term.

2012 Key Initiatives

In 2012, our Advisor will continue its ongoing evaluation of our investment in Monument IV at Worldgate and its ongoing fit within our current strategy. The property is located in the steadily recovering Washington, D.C. submarket of Herndon, Virginia, directly visible from the Dulles Toll Road. As of the date of this report, the single tenant of the building, Fannie Mae, has reduced its occupancy from 228,000 square feet to approximately 99,000 square feet and renewed its lease on a short term basis indicating to us that it intended to completely vacate the building some time in 2012. Our Advisor’s third party local leasing agent continues its broad marketing campaign for the building as available for lease. Based upon leasing results, our Advisor will determine the longer term strategic direction for this investment, which could include re-tenanting the building and refinancing its existing fixed rate mortgage on a longer term basis (it currently matures on September 1, 2013), or selling the property. Under either of these alternatives, our Advisor believes Monument IV at Worldgate continues to represent significant value to us.

2011 Key Events and Accomplishments

On August 31, 2011, we entered into a two-year loan extension on the $35,195 mortgage loan collateralized by Monument IV at Worldgate. The mortgage loan now matures on September 1, 2013, but, subject to certain conditions, can be extended at our option for an additional year. The loan continues to bear interest at 5.29% and is interest-only throughout the extension. At the closing of the loan extension, we contributed $3,300 in cash reserves to the lender, funded from cash on hand, to be used for future leasing costs and debt service. This additional contribution brings accumulated cash reserves to $7,079 for future re-tenanting and debt service. Pursuant to the loan extension, we will be required to escrow additional cash reserves of $550, quarterly.

On September 14, 2011, we declared a dividend in the amount of $0.55 per share to holders of our common stock of record as of September 30, 2011, which was paid on November 7, 2011. On January 23, 2012, our board of directors declared a dividend of $0.55 per Share to stockholders of record as of March 30, 2012, payable on May 4, 2012. Future dividends, if any, will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our REIT status and such other factors as the Board may deem relevant from time to time.

Results of Operations

General

Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in income of unconsolidated affiliates. We believe the following analyses of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Company.

Results of Operations for the years ended December 31, 2011 and 2010:

Comparable real estate investments represent properties currently classified as continuing operations and owned by us for the year ended on December 31, 2011, which were also owned by us for the year ended on December 31, 2010 and included all of our Consolidated Properties as of December 31, 2011. Accordingly, with respect to the discussions of revenues and operating expenses below, the comparable real estate investments amounts are the same as the total real estate investment amounts.

Revenues

	Total Company Real Estate Investments / Comparable Real Estate Investments
	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change	% Change
Revenues:
Minimum rents	$79,167	$77,356	$1,811	2.3%
Tenant recoveries and other rental income	18,184	18,339	(155)	(0.9%)

Total revenues	$97,351	$95,695	$1,656	1.7%

Minimum rents increased by $1,811 between the year ended December 31, 2011 and the same period in 2010. The increase is primarily related to increases in occupancy at all our apartment properties resulting in an approximately $1,439 increase in minimum rents. The increase is also due to the collection of a lawsuit settlement of $765 over disputed rent charges with a tenant at The District at Howell Mill and $52 related to favorable foreign exchange rates during the year ended December 31, 2011 as compared to the year ended December 31, 2010. Partially offsetting the increases were decreases in minimum rents at the Dignity Health Office Portfolio of approximately $715, related to decreases in rental rates for newly-signed leases during the year ended December 31, 2011 as compared to the same period in 2010.

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $2,396 and $1,897 for the years ended December 31, 2011 and 2010, respectively. Also included in minimum rents is straight-line rental income, representing rents recognized prior to being billed and collectible as provided by the terms of the lease, which caused an increase of $101 and a decrease of $779 for the years ended December 31, 2011 and 2010, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income decreased by $155 for the year ended December 31, 2011 as compared to the same period in 2010. The decrease was primarily the result of decreased recoveries of $81 at the Dignity Health Office Portfolio mainly related to a new master lease with Dignity Health which was made retroactive to 2010. The lease terms result in lower operating expense recoveries in the current year in addition to a retroactive adjustment of 2010 recovery revenue. Also adding to the overall decrease were lower recoveries of $52 at Monument IV at Worldgate, primarily related to lower real estate taxes for the year ended December 31, 2011 as compared to the same period in 2010, which were related to property reassessments in the current year.

Operating Expenses

	Total Company
	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change	% Change
Operating expenses:
Real estate taxes	$10,575	$10,255	$320	3.1%
Property operating	24,333	24,038	295	1.2%
Manager and advisor fees	2,806	3,264	(458)	(14.0)%
Company level expenses	2,091	1,822	269	14.8%
Provision for doubtful accounts	452	889	(437)	(49.2)%
General and administrative	686	1,036	(350)	(33.8)%
Provision for impairment of real estate, net	14,934	27,201	(12,267)	(45.1)%
Depreciation and amortization	25,380	28,894	(3,514)	(12.2)%

Total operating expenses	$81,257	$97,399	$(16,142)	(16.6)%

Real estate tax expense increased by $320 for the year ended December 31, 2011 compared to the same period of 2010, mainly due to increases of $443 at the Dignity Health Office Portfolio and $116 at the Marketplace at Northglenn related to property reassessments in 2010 made retroactive to 2005, resulting in refunds in the prior year. The increases were partially offset by decreases of $116 at Metropolitan Park North, $46 at Monument IV at Worldgate, and $35 at Georgia Door Sales Distribution Center as a result of property reassessments in the current year.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities, and repair and maintenance expenses. Property operating expenses increased by $295 for the year ended December 31, 2011 as compared to the same period in 2010. This increase is primarily related to increased Turn costs at our student-oriented apartment communities totaling $312.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Former Manager and Advisor. Fixed fees increase or decrease based on changes in our NAV. NAV will be impacted by changes in the fair value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in manager and advisor fees from 2010 to 2011 relates mainly to a decrease in NAV as well as a decrease in the variable base fee during the year ended December 31, 2011 as compared to the same year ended December 31, 2010, related to properties sold in 2010.

Our Company level expenses in 2010 were subject to the Expense Limitation Agreement with the Former Manager (See Note 9), which limited certain expenses to 0.75% of NAV. These expenses related mainly to our compliance and administration related costs. The Expense Limitation Agreement expired on December 31, 2010. As a result, we have been responsible for all expenses incurred since January 1, 2011. Company level expenses increased by $269 for the year ended December 31, 2011as compared to the year ended December 31, 2010 primarily due to an increase in legal fees related to Company level activities.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased by $437 for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily related to decreases of $592 and $100 at the Dignity Health Office Portfolio and Cabana Beach Gainesville, respectively due to collection of previously reserved accounts and fewer past due accounts. This decrease was partially offset by increases of $263 at Marketplace at Northglenn due to tenant bankruptcies that occurred during 2011.

General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses decreased by $350 for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to the reimbursement of $155 of legal expenses related to the successful settlement of a tenant lawsuit over disputed rent charges at The District at Howell Mill which expenses were incurred in 2010. The decreases were also related to lower legal fees of $127 and $68 at the Dignity Health Office Portfolio and Railway Street Corporate Centre, respectively, for various legal and professional services for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

The net provision for impairment of real estate relates to assets whose estimated future undiscounted cash flows have decreased below the carrying value. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. Net recovery of provision for impairment of real estate related to the change in fair value of properties previously classified as held for sale, which have now been placed in held for use. Net provision for impairment of real estate decreased by $12,267 for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to $28,781 of impairment charges taken on Metropolitan Park North in the year ended December 31, 2010. Additionally, there was a $1,580 recovery of previously recorded impairment charges at 4001 North Norfleet Road, 105 Kendall Park Lane, and Georgia Door Sales Distribution Center recorded during the year ended December 31, 2010 that did not occur during the year ended December 31, 2011 related to the assets returned to held-for-use status during the period. We recorded $14,934 of impairment charges taken on the Marketplace at Northglenn during the year ended December 31, 2011 because we decreased our hold period of the property due to the property’s projected cash flows no longer covering the property’s debt service as a result of the Borders bankruptcy and lower rental rates on newly signed lease renewals.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $3,514 in depreciation and amortization expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010 relates to decreases of $1,234, $531, and $386 at Cabana Beach Gainesville, Campus Lodge Columbia, and the Dignity Health Office Portfolio, respectively, due to in-place lease assets and personal property becoming fully amortized during 2011. Additionally, a $1,157 and $305 decrease at Metropolitan Park North and the Marketplace at Northglenn was caused by impairment charges taken on those assets in 2010 and 2011, respectively, which decreased the depreciable asset base.

Other Income and Expenses

	Total Company
	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change	% Change
Other income and (expenses):
Interest expense	$(34,239)	$(34,903)	$664	1.9%
Loss on extinguishment of debt	—	(73)	73	100.0%
Equity in loss of unconsolidated affiliates	(1,493)	(2,373)	880	37.1%

Total other income and (expenses):	$(35,732)	$(37,349)	$1,617	4.3%

Interest expense decreased by $664 for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This was due to lower principal balances on various loans that have amortized and the loan payoffs of our term loan and Georgia Door Sales Distribution Center which in the aggregate resulted in a decrease of $1,190. The decreases were partially offset by an increase of $584 related to the default on the Marketplace at Northglenn mortgage loan payable resulting in a higher average interest rate for the year ended December 31, 2011 over the same period in 2010. Interest expense includes the amortization of deferred finance fees of $765 and $823 for the year ended December 31, 2011 and 2010, respectively. Also included in interest expense for both years ended December 31, 2011 and 2010, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $214.

Loss on extinguishment of debt relates to any prepayment penalty as well as the write-off of unamortized financing fees on mortgage loans and other debt payables that were extinguished prior to their maturity date. Loss on extinguishment of debt decreased by $73 due to the debt payoff at Georgia Door Sales Distribution Center during the year ended December 31, 2010.

Equity in loss of unconsolidated affiliates decreased by $880 as equity in the loss from Legacy Village decreased by $501 from equity loss of $383 for the year ended December 31, 2010 to equity income of $118 for the year ended December 31, 2011. The decrease in net loss at Legacy Village was a result of decreased amortization expense, collection in 2011 of accounts previously reserved in 2010 as well as a decrease in interest expense due to scheduled principal amortization for the year ended December 31, 2011 as compared to the same period 2010. Equity in loss at 111 Sutter Street decreased by $182 from equity loss of $1,793 for the year ended December 31, 2010 to equity loss of $1,612 for the year ended December 31, 2011. The decreased loss at 111 Sutter Street was primarily a result of a decrease in amortization expense and reduced real estate tax expense as a result of a successful tax appeal. As a result of the adoption of guidance related to variable interest entities on January 1, 2010, for the nine months ended September 30, 2010, 9800 South Meridian and 18922 Forge Drive were accounted for as unconsolidated affiliates. For the year ended December 31, 2010, we recorded an equity loss of $0 from 9800 South Meridian because we were not required to fund losses in the investment in excess of our initial investment and an equity loss of $197 from 18922 Forge Drive comprised of $231, which represents our allocation of net income from property operations, offset by $428 related to the loss on assignment. On September 30, 2010, we assigned our interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner.

Discontinued Operations

	Total Company Real Estate Investments
	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change	% Change
Discontinued Operations:
Income from discontinued operations	$—	$1,501	$(1,501)	(100.0)%
Gain on sale of discontinued operations	—	822	(822)	(100.0)%

Total income from discontinued operations	$—	$2,323	$(2,323)	(100.0)%

The decrease in income from discontinued operations is related to the fact that no assets were sold or held for sale for the year ended December 31, 2011 as compared to the same period of 2010. During the year ended December 31, 2010, a net $1,562 recovery of previously-recorded impairment was taken on properties classified as held for sale as of December 31, 2009. At March 31, 2010, it was determined that two assets had recovered impairment charges recognized at December 31, 2009 and the properties were subsequently sold in April 2010.

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

	Total Company Real Estate Investments / Comparable Real Estate Investments
	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	% Change
Revenues:
Minimum rents	$77,356	$76,726	$630	0.8%
Tenant recoveries and other rental income	18,339	20,182	(1,843)	(9.1)%

Total revenues	$95,695	$96,908	$(1,213)	(1.3)%

Minimum rents increased by $630 between the year ended December 31, 2010 and the same period in 2009. The increase is primarily due to increases at Cabana Beach Gainesville and Station Nine Apartments of approximately $1,035 and $187, respectively, due to increases in occupancy and Railway Street Corporate Center of $270 related to favorable foreign exchange rates during the year ended December 31, 2010 as compared to the year ended December 31, 2009. Partially offsetting the increases were decreases in minimum rents at the Dignity Health Office Portfolio and the Marketplace at Northglenn of approximately $641 and $310, respectively, mainly due to decreases in occupancy and rental rates for newly-signed leases during the year ended December 31, 2010 as compared to the same period in 2009.

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

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income decreased by $1,843 for the year ended December 31, 2010 over the same period in 2009. The decrease was primarily due to decreases of $1,456 at the Dignity Health Office Portfolio due to lower occupancy and less recoverable real estate taxes and decreases of $139 and $102 at Monument IV at Worldgate and Marketplace at Northglenn, respectively, due to lower recoverable real estate taxes.

Operating Expenses

	Total Company
	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	% Change
Operating expenses:
Real estate taxes	$10,255	$11,807	$(1,552)	(13.1)%
Property operating	24,038	24,268	(230)	(0.9)%
Manager and advisor fees	3,264	6,413	(3,149)	(49.1)%
Company level expenses	1,822	2,354	(532)	(22.6)%
Provision for doubtful accounts	889	861	28	3.3%
General and administrative	1,036	1,518	(482)	(31.8)%
Provision for impairment of real estate, net	27,201	7,312	19,889	272.0%
Depreciation and amortization	28,894	32,359	(3,465)	(10.7)%

Total operating expenses	$97,399	$86,892	$10,507	12.1%

Real estate tax expense decreased by $1,552 for the year ended December 31, 2010 compared to the same period of 2009, mainly due to decreases of $921 at the Dignity Health Office Portfolio, $329 at the Marketplace at Northglenn, $198 at Campus Lodge Tampa and $129 at Monument IV at Worldgate as a result of property reassessments.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities, repair and maintenance expenses. Property operating expenses decreased by $230 related to decreases at the Dignity Health Office Portfolio of $624 mainly due to decreases in payroll costs for the property management company, electric utility costs due to lower occupancy and fewer repairs and maintenance projects during the year ended December 31, 2010 when compared to the year ended December 31, 2009. The decrease was partially offset by an increase of $286 in utilities and other operating costs at Cabana Beach Gainesville and $113 in operating costs at The Edge at Lafayette primarily due to an increase in occupancy at both properties during the year ended December 31, 2010 compared to the same period in 2009.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Former Manager and Advisor. Fixed fees increase or decrease based on changes in our NAV. NAV will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Manager and Advisor fees from 2009 to 2010 relates mainly to a decrease in NAV and due to the Former Manager decreasing its fixed fee from 75 basis points to 10 basis points and electing to waive its portion of the variable fee.

Our Company level expenses in 2010 and 2009 were subject to the Expense Limitation Agreement with the Former Manager (See Note 9), which, prior to its expiration at December 31, 2010, limited certain expenses to 0.75% of NAV. These expenses relate mainly to our compliance and administration related costs. We record Company level expenses based on a calculation of 0.75% of NAV annually, calculated quarterly, limited to actual costs incurred by us during the current quarter plus reimbursable expenses carried forward from prior periods. Through December 31, 2010, expenses in excess of the 0.75% of NAV annually, calculated quarterly, will be carried forward for up to three years and may be reimbursed to the Former Manager in a year that Company expenses are less than 0.75% of NAV, but only to the extent Company expenses do not exceed 0.75% of NAV. As of December 31, 2010 and 2009, $136 and $0, respectively, of Company level expenses were being carried forward by the Former Manager. As the Expense Limitation Agreement has expired, we are now responsible for all expenses as incurred. The decrease in Company level expense for the year ended December 31, 2010 when compared to the year ended December 31, 2009 is due to decreases in professional service fees and insurance costs.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $28 primarily related to an increase in uncollectible accounts at the Dignity Health Office Portfolio of $330 due to collection difficulties of expense recoveries and tenant bankruptcies that occurred during the year ended December 31, 2010 that did not occur in the same period in 2009. This increase was partially offset by decreases of $97, $52 and $35 at Campus Lodge Tampa, The District at Howell Mill and Campus Lodge Columbia, respectively, due to less bad debt expenses for the year ended December 31, 2010 as compared to the same period in 2009. An additional decrease was the result of a $53 collection of a past due account at Stirling Slidell Shopping Centre that has been reserved for in the prior year.

General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses decreased by $482 for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily related to the expensing of $339 of pre-acquisition legal services related to the 2009 adoption of the authoritative guidance regarding acquisition costs, as well as a decrease of $115 at the Dignity Health Office Portfolio for various legal and professional services. The decreases were partially offset by increases of $84 and $31 at Railway Street Corporate Centre and The District at Howell Mill, respectively, due to property level legal services.

The net provision for impairment of real estate relates to assets whose estimated future undiscounted cash flows have decreased below the carrying value. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. Net recovery of provision for impairment of real estate related to the change in fair value of properties previously classified as held for sale which have now been placed in held for use. Net provision for impairment of real estate increased by $19,889 for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to $28,781 of impairment charges taken on Metropolitan Park North. This increase was partially offset by a net recovery of provision for impairment of real estate of $8,892 for the year ended December 31, 2010 due to recovery of previously recorded impairment at 4001 North Norfleet Road, 105 Kendall Park Lane, and Georgia Door Sales Distribution Center. Impairment was recovered when these previously-classified held-for-sale assets were returned to held-for-use status during the year ended December 31, 2010. During 2009, we recorded impairment charges of $3,498, $3,351 and $463 on 105 Kendall Park Lane, 4001 North Norfleet Road and Georgia Door Sales Distribution Center, respectively, in order to write the properties down to their fair values.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $3,465 in depreciation and amortization expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily relates to decreases of $1,781, $547, $397 and $158 at the Dignity Health Office Portfolio, Campus Lodge Tampa, Campus Lodge Athens and The District at Howell Mill, respectively, due to in-place lease assets and personal property becoming fully amortized during 2009. Additionally, 4001 North Norfleet Road, 105 Kendall Park Lane and Georgia Door Sales Distribution Center had decreases of $186, $85 and $59, respectively, primarily related to decreased amortization of these assets which were written down to their fair values in 2009.

Other Income and Expenses

	Total Company
	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	% Change
Other income and (expenses):
Interest expense	(34,903)	(34,847)	(56)	(0.2)%
Loss on extinguishment of debt	(73)	—	(73)	—
Equity in loss of unconsolidated affiliates	(2,373)	(8,277)	5,904	71.3%

Total other income and (expenses):	$(37,349)	$(43,124)	$5,775	13.4%

Interest expense decreased from 2009 to 2010 due to lower principal balances on various loans that have amortized and the loan payoff of the Georgia Door Sales Distribution Center. The decreases were partially offset by increases of $242 related to the Company’s term loan and $148 due to unfavorable exchange rates at Railway Street Corporate Centre for the year ended December 31, 2010 over the same period in 2009. Interest expense includes the amortization of deferred finance fees of $823 and $703 for the year ended December 31, 2010 and 2009, respectively. Also included in interest expense for both years ended December 31, 2010 and 2009, as a net reduction, is amortization of debt premium and discount associated with the assumption of debt of $214.

Loss on extinguishment of debt relates to any prepayment penalty as well as the write-off of unamortized financing fees on mortgage loans and other debt payables that were extinguished prior to their maturity date. Loss on extinguishment of debt increased by a $73 due to the debt payoff at Georgia Door Sales Distribution Center during the year ended December 31, 2010.

Equity in loss of unconsolidated affiliates decreased by $5,904 to equity loss of $2,373 for the year ended December 31, 2010 from equity loss of $8,277 for the year ended December 31, 2009 due primarily to an impairment charge of $7,269 taken on our investment in Legacy Village during the year ended December 31, 2009. The decrease was partially offset by an increase in the equity loss at Legacy Village of $28 to $383 for the year ended December 31, 2010 from equity loss of $355 for the year ended December 31, 2009 due to lower minimum rents for newly-signed leases. Additionally, the decrease is partially offset by an increase of $1,141 in equity loss at 111 Sutter Street from equity loss of $652 for the year ended December 31, 2009 to equity loss of $1,793 for the year ended December 31, 2010. The increase in equity loss at 111 Sutter Street was a result of lower minimum rents for newly-signed leases during the year ended December 31, 2010. As a result of the adoption of guidance related to variable interest entities, 2010 is the initial period that 9800 South Meridian and 18922 Forge Drive were accounted for as unconsolidated affiliates. For the year ending December 31, 2010, the Company recorded equity income of $197 from 18922 Forge Drive which represents our allocation of net income from property operations. On September 30, 2010, the Company assigned its interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner and received a distribution of $1,000 from property cash reserves. The Company recorded a loss on the assignments of $428.

Discontinued Operations

	Total Company Real Estate Investments
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

Our primary uses and sources of cash are as follows:

Uses	Sources

Short-term liquidity and capital needs such as:

•   Interest payments on debt

•   Distributions to stockholders

•   Fees payable to the Manager and the Advisor

•   Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants

•   General and administrative costs

•   Other Company level expenses

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

•   Acquisitions of new real estate

•   Expansion of existing properties

•   Tenant improvements and leasing commissions

•   Debt repayment requirements, including both principal and interest

•   Repurchases of our Common Stock

• Sales of real estate investments • Draws from lender escrow accounts

The sources and uses of cash for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change
Net cash provided by operating activities	$19,331	$19,040	$291
Net cash (used in) provided by investing activities	(12,656)	42,680	(55,336)
Net cash used in financing activities	(12,102)	(72,548)	60,446

Net cash provided by operating activities increased by $291 for the year ended December 31, 2011, as compared to the same period in 2010, due in part to an increase in our operating income after making adjustments to reconcile the net loss to the net cash provided by operating activities of $718. Also affecting our net cash provided from operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Manager and Advisor fee payable, and accounts payable and accrued expenses. These changes in our working capital totaled $427 between the year ended December 31, 2011 and 2010, and were mainly due to the following items:

•	an increase in accounts receivable of $346 due to timing of receipts and an increase in prepaid expenses and other assets of $302 in 2011 related to timing of payments.

•

a decrease in accounts payable, real estate tax payable and other accrued expenses of $431 due to the timing of payments and partially offset by an increase in accrued interest payable due to the default interest rate being accrued at the Marketplace at Northglenn.

Cash (used in) provided by investing activities decreased primarily as a result of the proceeds received from selling Havertys Furniture and 25850 S. Ridgeland in the aggregate amount of $53,382 in 2010. Additionally, there was an increase in capital improvement and lease commission payments of $2,770 for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to an increase in building improvements and costs associated with newly signed leases.

Cash used in financing activities decreased for the year ended December 31, 2011 over the same period in 2010 primarily due to a decrease in credit facility payments of $17,500 and a decrease in mortgage note payments of $44,982 as a result of loan pay downs occurring in 2010. This was partially offset by $1,858 of distributions paid to stockholders during the year ended December 31, 2011 which did not occur during the same period of 2010.

Financing

We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We attempted to limit overall portfolio leverage to 65% at the time we made our investments (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of all our real estate investments). Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Based upon the valuation declines in our portfolio, we estimate our current loan-to-value to be approximately 77%.

The following Consolidated Debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2011 and 2010 for such debt. The Unconsolidated Debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	2011		2010
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed rate debt (1)	$584,245	6.10%	$594,340	5.58%

(1)	On October 5, 2011, Marketplace at Northglenn defaulted on its mortgage loan payable obligation. The outstanding amount of the mortgage loan is approximately $61,269, bearing interest at a fixed-rate of 5.50% and was scheduled to mature in January 2016. The loan contains an acceleration clause in which the lender declared the outstanding loan balance immediately due and payable on October 17, 2011. During the time the default exists, the lender may charge default interest at a rate of 10.50%. The loan is non-recourse to the Company. On February 10, 2012, the lender of the mortgage loan payable on Marketplace at Northglenn filed to foreclose on the property with the county of Adams, CO. We believe that we will ultimately relinquish our ownership of this property to the lender in a deed in lieu of foreclosure transaction or other alternative including foreclosure in satisfaction of the mortgage.

Unconsolidated Debt

	2011		2010
	Pro-rata share of Principal Balance	Weighted Average Interest Rate	Pro-rata share of Principal Balance	Weighted Average Interest Rate
Fixed rate debt	$85,086	5.60%	$87,133	5.60%

We currently only have fixed-rate financing with maturities through 2027.

Covenants

At December 31, 2011, we were in compliance with all debt covenants except for Marketplace at Northglenn as noted above.

On February 10, 2012, we defaulted on our mortgage loan payable obligation collateralized by Metropolitan Park North. We ultimately expect to relinquish our ownership of this property to the lender in a deed in lieu of foreclosure or other alternative transition including foreclosure in satisfaction of the mortgage.

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

Our previous $50,000 line of credit agreement, which expired in February 2010, was provided by PNC Bank, National Association, BMO Capital Markets Financing, Inc. and Bank of America, N.A. (“BANA”), an affiliate of the Former Manager. The line of credit carried an interest rate that approximates LIBOR plus 1.50% to 2.00% based on certain covenant provisions or a base rate which was the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%.

Other Sources

On November 14, 2011, the Company filed with the SEC a registration statement for the continuous offering on a “best efforts” basis of up to $3 billion in any combination of two new classes of common stock designated as Class A and Class M common stock, which is subject to revision based on review and comment by the regulatory bodies. We intend to use the net proceeds from this offering, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan. We cannot provide assurance if or when our proposed public offering will be approved or commence.

Contractual Cash Obligations and Commitments

The following table below aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2011. The table does not include commitments with respect to the purchase of services from our Advisor, as future payments due on such commitments cannot be determined.

Obligations	Total	Payments due by period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$856,247	$121,606	$452,643	$130,795	$151,203
Loan escrows	6,200	2,999	3,056	145	—
Tenant obligations	2,520	2,520	—	—	—

Total	$864,967	$127,125	$455,699	$130,940	$151,203

(1)	Includes interest expense calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2011, which was 6.01%.

As our portfolio of properties has been relatively static over the last three years (except for selected dispositions) and in response to the broader financial crisis and recessionary environment, we have prioritized the use of cash generated from operations and dispositions to strengthen our balance sheet. This strengthening has occurred as we have paid off our term loan, and we have substantially increased our liquidity through accumulating cash reserves that may be necessary for the management of our properties.

As described earlier, Marketplace at Northglenn defaulted on its mortgage loan payable obligation. The loan contains an acceleration clause in which the lender declared the outstanding loan balance immediately due and payable on October 17, 2011. The outstanding balance as of December 31, 2011 of approximately $61,269 is presented in the less than one year column in the table above. We expect that we will ultimately relinquish our ownership of this property to the lender in a deed in lieu of foreclosure or other alternative transaction including foreclosure in satisfaction of the mortgage and will not be required to fund from cash to satisfy this obligation.

We have one long-term debt maturity balloon payment due in September 2012 collateralized by 105 Kendall Park Lane in the aggregate amount of $12,371. We will either sell this property, refinance this loan, or refinance a portion of this loan, with a new long-term loan funding the difference with cash on hand. However, there can be no assurance that we will have such cash available at the time this debt matures.

We intend to actively monitor and manage our available liquidity to ensure the long-term viability of the Company.

Commitments

The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At December 31, 2011, we had approximately $1,401 deposited in this escrow, and we expect to fund approximately $855 during 2012. We are also required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At December 31, 2011, our capital account escrow account balance was $409. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At December 31, 2011, our insurance and real estate tax escrow balance was $712. We expect to fund the escrow requirements with operating cash flows generated by the portfolio and cash on hand.

The mortgage loan collateralized by Metropolitan Park North required that we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing the space currently occupied by Nordstrom, a major anchor tenant of the building. Since Nordstrom did not renew its lease for all its space at Metropolitan Park North, we were obligated to post an additional $2,800 reserve into the escrow on September 30, 2010. We did not post the $2,800 reserve. On February 9, 2011, we amended the mortgage loan collateralized by Metropolitan Park North. The terms of the modification include an agreement to sweep all future cash flow to the lender and to use the $3,900 reserve to pay down the principal balance of the loan. Additionally, we were released from our obligation to post an additional $2,800 reserve. Other amendments include changing the loan to interest only until February 1, 2012, and granting the lender certain approval rights over various operating decisions. We expect to ultimately relinquish our ownership of this property to the lender in a deed in lieu of foreclosure or other alternative transaction including foreclosure in satisfaction of the mortgage.

The mortgage loan extension signed on August 31, 2011, collateralized by Monument IV at Worldgate requires the Company to reserve all rental payments received from the tenant to be used for leasing costs and real estate taxes. As of December 31, 2011, cash totaling $7,079 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to the Company if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full. We are in process of re-leasing the building to new tenant(s).

The debt associated with six of the Company’s student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of December 31, 2011, we had deposited approximately $345 into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of their desire to expand at any time prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of December 31, 2011, we had not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as additional collateral for mortgage debt on properties we own. At December 31, 2011 and 2010, we had approximately $150 and $5,580, respectively, in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

REIT Requirements

To remain qualified as a real estate investment trust for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of REIT taxable income to stockholders.

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

We are subject to market risk associated with changes in interest rates in terms of the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2011, we had consolidated debt of $584,245, none of which is variable-rate debt. Including the $1,750 net discount on the assumption of debt, we have consolidated debt of $582,495 at December 31, 2011.

As of December 31, 2010, we had consolidated debt of $594,340, none of which is variable-rate debt. Including the $1,536 net discount on the assumption of debt, we have consolidated debt of $592,804 at December 31, 2010.

All our Unconsolidated Properties are financed with fixed-rate debt; therefore we are not subject to interest rate exposure at these properties.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2011, the fair value of our mortgage notes payable and other debt payable was estimated to be approximately $2,224 lower than the carrying value of $584,245. If Treasury rates were 25 basis points higher at December 31, 2011, the fair value of our mortgage notes payable and other debt payable would have been approximately $6,063 lower than the carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the year ended December 31, 2011, we recognized a foreign currency translation loss of $140 and for the year ended December 31, 2010, we recognized a foreign currency translation gain of $501. At December 31, 2011, a 10% unfavorable exchange rate movement would have increased our foreign currency translation loss by approximately $1,111 to a foreign currency translation loss of approximately $1,251.

Item 8.	Financial Statements and Supplementary Data.

See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as the end of the period covered by this report. Based on management’s evaluation as of December 31, 2011, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which appears on page F-2 and is incorporated herein by reference, was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent deferral of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2012 annual meeting of stockholders (our “2012 Proxy Statement”) that we intend to file with the SEC no later than April 30, 2012.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors,” “Information Regarding the Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2012 Proxy Statement is incorporated by reference. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

We have adopted the Jones Lang LaSalle Income Property Trust, Inc. Code of Business Conduct and Ethics Policy that applies to all of our officers, directors and employees and is posted on our website at www.lasalle.com/JLLIPT. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of this Code of Business Conduct and Ethics Policy by posting such information on our website at the address and location specified above. We have also adopted Corporate Governance Guidelines which are posted on our website. If you would like a copy of our Code of Business Conduct and Ethics Policy or our Corporate Governance Guidelines, please contact Jones Lang LaSalle Income Property Trust, Inc. Attn: Stockholder Services 200 East Randolph Drive, Chicago, IL 60601, or call (312) 782-5800.

Item 11.	Executive Compensation.

The information appearing in our 2012 Proxy Statement under the headings “Compensation,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

We do not have any compensation plans pursuant to which our equity securities are authorized for issuance.

The information appearing in our 2012 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information appearing in our 2012 Proxy Statement under the headings “Information Regarding the Board of Directors and its Committees” and “Transactions with Related Persons, and Certain Control Persons” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information appearing in our 2012 Proxy Statement under the headings “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” is incorporated herein by reference.

The financial statements of the Company have been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in its report appearing herein. Such financial statements have been so included in reliance upon the report of such firm given upon their authority as experts in accounting and auditing.

On November 14, 2011, the Company changed its corporate legal name from Excelsior LaSalle Property Fund, Inc. to Jones Lang LaSalle Income Property Trust, Inc. and entered into an Assignment and Amendment Agreement (the “Assignment Agreement”) with the Former Manager and LaSalle whereby the Former Manager assigned to LaSalle all of its rights, duties and obligations as Manager of the Company under (1) the Amended and Restated Management Agreement by and between the Company and the Former Manager and (2) the Advisory Agreement by and among the Company, the Former Manager and LaSalle. As a result, LaSalle became the Manager of the Company and the Former Manager no longer has any responsibilities for the management of the Company pursuant to the Management Agreement or the Advisory Agreement. LaSalle continues to serve as the Advisor to the Company under the Advisory Agreement, a capacity in which it has served since the Company’s inception. As a result of the assignment, the Company’s affiliates now include entities that are controlled by (or affiliated with) LaSalle.

In order to assess PwC’s ability to continue as the independent auditors of the Company and to report on the financial statements filed on Form 10-K, PwC initiated an independence assessment of the LaSalle entities that became affiliates of the Company after the Company entered into the Assignment Agreement. During the course of the independent assessment, PwC identified two relationships between PwC and LaSalle that are not in accordance with the auditor independence rules of the SEC, Rule 2-01(c)(3) of Regulation S-X. The two relationships are joint business relationships between PwC and affiliates of LaSalle, which are under common control with LaSalle, that were each established to serve a client. Prior to November 14, 2011, these service relationships did not affect PwC’s independence.

PwC communicated these matters to the Company’s Audit Committee. The Audit Committee and PwC individually considered the impact that these relationships have on PwC’s independence with respect to the Company and concluded that neither of these relationships, individually or together, impairs PwC’s ability to exercise objective and impartial judgment on issues encompassed within the audit of the Company’s financial statements.

In making this determination, the Audit Committee and PwC considered, among other things, the fact that the two previously mentioned business relationships were entered into at a time when PwC had no independence restriction with the two applicable entities. The independence restriction arises only as a result of the assignment of the management agreement pursuant to the Assignment Agreement. Further, the entities through which PwC has the business relationships operate independently from LaSalle and their operating results have no effect on LaSalle or the Company. The Audit Committee and PwC also considered the extent of audit work performed and fees paid to PwC in connection with the 2011 audit prior to November 14, 2011 and the absence of interaction between the joint business relationship teams, the Company auditors and LaSalle management involved with the Company.

Due to the ongoing nature of the joint business relationships described above, PwC will resign as the Company’s auditor upon completion of its 2011 audit.

PART IV

Dollars are shown in thousands except Share and per Share amounts.

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements: See “Index to Financial Statements” at page F-1 below.

(2)	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2011” at page F-25 below.

(3)	The Index of Exhibits below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

	By:	/S/ C. ALLAN SWARINGEN
Date: March 8, 2012		C. Allan Swaringen President, Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints C. Allan Swaringen, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LYNN C. THURBER	Chairman of the Board of Directors, Director	March 8, 2012

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer (Principal Executive Officer)	March 8, 2012

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2012

/S/ GORDON G. REPP	General Counsel and Secretary	March 8, 2012

/S/ THOMAS F. MCDEVITT	Director	March 8, 2012

/S/ VIRGINIA G. BREEN	Director	March 8, 2012

/S/ JONATHAN B. BULKELEY	Director	March 8, 2012

/S/ PETER H. SCHAFF	Director	March 8, 2012

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Excelsior LaSalle Property Fund, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on April 28, 2006).

3.2	Second Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2011).

3.3	Amended and Restated Bylaws of Excelsior LaSalle Property Fund, Inc., Adopted by the Board of Directors on December 18, 2006 (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2007).

3.4	First Amendment to the Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2011).

4.1	Form of Subscription Agreement for Excelsior LaSalle Property Fund, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2008).

10.1	Amended and Restated Management Agreement by and between Excelsior LaSalle Property Fund, Inc. and Bank of America Capital Advisors, Inc., dated as of June 19, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2008).

10.2	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of June 16, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010).

10.3	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of September 8, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed with the SEC on April 28, 2006).

10.4	Investment Advisory Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of December 23, 2004 (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010).

10.5	Letter Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of December 23, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010).

10.6	Investment Advisory Agreement Assumption Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A., LaSalle Investment Management, Inc. and UST Advisers, Inc. dated as of December 16, 2005 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed with the SEC on April 28, 2006).

10.7	Amendment No. 1, dated December 4, 2009, to the Amended and Restated Management Agreement by and between Excelsior LaSalle Property Fund, Inc. and Bank of America Capital Advisors, Inc., dated as of June 19, 2007 (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010).

10.8	Amendment to the Investment Advisory Agreement by and between Excelsior LaSalle Property Fund, Inc., U.S. Trust Company, N.A. and LaSalle Investment Management, Inc., dated as of September 15, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010).

Exhibit Number	Description

10.9	Assignment and Amendment Agreement by and among Jones Lang LaSalle Income Property Trust, Inc., Bank of America Capital Advisors LLC and LaSalle Investment Management, Inc. dated as of November 14, 2011. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11, Commission File No. 333-177963, filed with the SEC on November 14, 2011.

10.10	License Agreement by and between Jones Lang LaSalle Income Property Trust, Inc. and Jones Lang LaSalle IP Inc., dated as of November 14, 2011 (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11, Commission File No 333-177963, filed with the SEC on November 14, 2011).

14.1	Jones Lang LaSalle Income Property Trust, Inc. Amended and Restated Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2011.

21.1	Subsidiaries of Jones Lang LaSalle Income Property Trust, Inc.

24	Power of Attorney (see signature page to this Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission (the “SEC”) pursuant to confidential treatment requests filed with and approved by the SEC under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Jones Lang LaSalle Income Property Trust, Inc.

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

As of December 31, 2011, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

/S/ C. ALLAN SWARINGEN
C. Allan Swaringen President and Chief Executive Officer

/S/ GREGORY A. FALK
Gregory A. Falk Chief Financial Officer

March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jones Lang LaSalle Income Property Trust, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Jones Lang LaSalle Income Property Trust, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, IL

March 8, 2012

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

	December 31,
	2011	2010
ASSETS
Investments in real estate:
Land (including from VIEs of $32,593 and $32,593, respectively)	$107,171	$110,332
Buildings and equipment (including from VIEs of $230,931 and $238,500, respectively)	691,457	709,408
Less accumulated depreciation (including from VIEs of $(22,143) and $(24,846) respectively)	(83,137)	(76,028)

Net property and equipment	715,491	743,712
Investments in unconsolidated real estate affiliates	26,184	27,675

Net investments in real estate	741,675	771,387
Cash and cash equivalents (including from VIEs of $2,462 and $2,637, respectively)	28,033	33,431
Restricted cash (including from VIEs of $2,936 and $1,454, respectively)	18,367	11,751
Tenant accounts receivable, net (including from VIEs of $1,025 and $1,164, respectively)	2,301	2,254
Deferred expenses, net (including from VIEs of $952 and $1,113, respectively)	4,875	4,137
Acquired intangible assets, net (including from VIEs of $5,058 and $5,568, respectively)	33,909	42,097
Deferred rent receivable, net (including from VIEs of $1,013 and $711, respectively)	4,772	4,816
Prepaid expenses and other assets (including from VIEs of $345 and $442, respectively)	1,118	816

TOTAL ASSETS	$835,050	$870,689

LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $189,695 and $191,288, respectively)	$582,495	$592,804
Accounts payable and other accrued expenses (including from VIEs of $2,709 and $2,536, respectively)	9,214	10,377
Accrued interest (including from VIEs of $921 and $928, respectively)	4,265	2,541
Accrued real estate taxes (including from VIEs of $574 and $477, respectively)	1,132	2,162
Manager and advisor fees payable	648	777
Acquired intangible liabilities, net	6,217	9,319

TOTAL LIABILITIES	603,971	617,980
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,147,140 and 4,135,635 shares issued and outstanding at December 31, 2011 and 2010, respectively	41	41
Additional paid-in capital	453,861	453,244
Accumulated other comprehensive income	322	462
Distributions to stockholders	(80,636)	(78,361)
Accumulated deficit	(153,327)	(133,939)

Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	220,261	241,447

Noncontrolling interests	10,818	11,262

Total equity	231,079	252,709

TOTAL LIABILITIES AND EQUITY	$835,050	$870,689

The abbreviation “VIEs” above means Variable Interest Entities.

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

$ in thousands, except per share amounts

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues:
Minimum rents	$79,167	$77,356	$76,726
Tenant recoveries and other rental income	18,184	18,339	20,182

Total revenues	97,351	95,695	96,908
Operating expenses:
Real estate taxes	10,575	10,255	11,807
Property operating	24,333	24,038	24,268
Manager and advisor fees	2,806	3,264	6,413
Company level expenses	2,091	1,822	2,354
Provision for doubtful accounts	452	889	861
General and administrative	686	1,036	1,518
Provision for impairment of real estate, net	14,934	27,201	7,312
Depreciation and amortization	25,380	28,894	32,359

Total operating expenses	81,257	97,399	86,892

Operating income (loss)	16,094	(1,704)	10,016
Other income and (expenses):
Interest expense	(34,239)	(34,903)	(34,847)
Loss on extinguishment of debt	—	(73)	—
Equity in loss of unconsolidated affiliates	(1,493)	(2,373)	(8,277)

Total other income and (expenses)	(35,732)	(37,349)	(43,124)

Loss from continuing operations	(19,638)	(39,053)	(33,108)
Discontinued operations:
Income (loss) from discontinued operations	—	1,501	(11,238)
Gain on sale of discontinued operations	—	822	2,530

Total income (loss) from discontinued operations	—	2,323	(8,708)

Net loss	(19,638)	(36,730)	(41,816)

Plus: Net loss attributable to the noncontrolling interests	250	1,090	2,205

Net loss attributable to Jones Lang LaSalle Income Property Trust, Inc.	(19,388)	(35,640)	(39,611)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(140)	501	1,846

Total other comprehensive (loss) income	(140)	501	1,846

Net comprehensive loss	$(19,528)	$(35,139)	$(37,765)

Net loss from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(4.69)	$(9.18)	$(7.49)
Total income (loss) from discontinued operations per share-basic and diluted	$—	$0.56	$(2.10)
Net loss attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(4.69)	$(8.62)	$(9.59)

Weighted average common stock outstanding-basic and diluted	4,137,298	4,135,635	4,128,290

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

$ in thousands, except per share amounts

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2008	4,032,563	$40	$443,808	$(1,885)	$(74,755)	$(58,635)	$15,043	$323,616
Issuance of common stock	103,072	1	9,436	—	—	—	—	9,437
Net loss	—	—	—	—	—	(39,611)	(2,205)	(41,816)
Other comprehensive income	—	—	—	1,846	—	—	—	1,846
Cash contributed from noncontrolling interests	—	—	—	—	—	—	639	639
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(793)	(793)
Distributions declared ($0.875 per share)	—	—	—	—	(3,606)	—	—	(3,606)

Balance, December 31, 2009	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,246)	$12,684	$289,323
Cumulative effect of change in accounting principle	—	—	—	—	—	(53)	(104)	(157)

Balance, January 1, 2010	4,135,635	$41	$453,244	$(39)	$(78,361)	$(98,299)	$12,580	$289,166
Net loss	—	—	—	—	—	(35,640)	(1,090)	(36,730)
Other comprehensive income	—	—	—	501	—	—	—	501
Cash contributed from noncontrolling interests	—	—	—	—	—	—	529	529
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(757)	(757)
Distributions declared ($0.00 per share)	—	—	—	—	—	—	—	—

Balance, December 31, 2010	4,135,635	$41	$453,244	$462	$(78,361)	$(133,939)	$11,262	$252,709
Issuance of common stock	11,505	—	617	—	—	—	—	617
Net loss	—	—	—	—	—	(19,388)	(250)	(19,638)
Other comprehensive loss	—	—	—	(140)	—	—	—	(140)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	756	756
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(950)	(950)
Distributions declared ($0.55 per share)	—	—	—	—	(2,275)	—	—	(2,275)

Balance, December 31, 2011	4,147,140	$41	$453,861	$322	$(80,636)	$(153,327)	$10,818	$231,079

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,638)	$(36,730)	$(41,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (including discontinued operations)	17,234	19,429	22,574
Amortization of in-place lease intangible assets (including discontinued operations)	7,474	8,856	12,774
Amortization of net above-and below-market in-place leases (including discontinued operations)	(2,396)	(1,783)	(1,068)
Amortization of financing fees (including discontinued operations)	765	848	864
Amortization of debt premium and discount (including discontinued operations)	(214)	(214)	(214)
Amortization of lease commissions (including discontinued operations)	672	727	774
Gain on sale of discontinued operations	—	(822)	(2,530)
Gain on disposal of fixed assets	(124)	—	—
Loss on extinguishment of debt (including discontinued operations)	—	242	90
Provision for doubtful accounts	452	889	861
Straight line rent	(112)	368	(878)
Impairment of real estate (including discontinued operations)	14,934	25,639	18,686
Equity in loss of unconsolidated affiliates	1,493	2,373	8,277
Net changes in assets and liabilities:
Tenant accounts receivable	(346)	333	(665)
Prepaid expenses and other assets	(302)	249	468
Manager and advisor fees payable	(130)	(628)	(960)
Accounts payable and other accrued expenses	(431)	(736)	521

Net cash provided by operating activities	19,331	19,040	17,758
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	—	—	(850)
Proceeds from sales of real estate investments	—	53,382	40,305
Proceeds from disposal of fixed assets	344	—	—
Capital improvements and lease commissions	(6,382)	(3,612)	(3,620)
Distributions received from unconsolidated affiliates in excess of income	—	999	2,819
Loan escrows	(6,618)	(6,176)	(1,270)
Effect of change in accounting principle to beginning cash	—	(1,913)	—

Net cash (used in) provided by investing activities	(12,656)	42,680	37,384
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	200	—	5,991
Distributions to stockholders	(1,858)	—	(7,217)
Distributions paid to noncontrolling interests	(950)	(757)	(793)
Contributions received from noncontrolling interests	756	529	639
Draws on credit facility	—	—	21,500
Payments on credit facility/term loan	—	(17,500)	(14,000)
Debt issuance costs	(617)	(205)	—
Proceeds from mortgage notes and other debt payable	—	—	7
Principal payments on mortgage notes and other debt payable	(9,633)	(54,615)	(33,432)

Net cash used in financing activities	(12,102)	(72,548)	(27,305)

Net (decrease) increase in cash and cash equivalents	(5,427)	(10,828)	27,837
Effect of exchange rates	29	1	26
Cash and cash equivalents at the beginning of the year	33,431	44,258	16,395

Cash and cash equivalents at the end of the year	$28,033	$33,431	$44,258

Supplemental disclosure of cash flow information:
Interest paid	$31,981	$35,681	$39,076

Non-cash activities:
Write-offs of receivables	$540	$780	$654
Write-offs of retired assets	16,055	1,594	1,182
Change in liability for capital expenditures	31	172	728
Stock issued through dividend reinvestment plan	417	—	3,446
Assumption of mortgage loan and other debt payable	—	—	1,050
Acquisition of intangible liability	—	—	2,110

See	note 4 for discussion of deconsolidation of assets and liabilities due to change in accounting principle applied on January 1, 2010.

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except per share amounts

NOTE 1—ORGANIZATION

General

Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Company” refer to Jones Lang LaSalle Income Property Trust, Inc. The term “Advisor” refers to LaSalle Investment Management Inc.

The Company is a Maryland corporation and was incorporated on May 28, 2004 under the name Excelsior LaSalle Property Fund, Inc. On November 14, 2011, the Company changed its name to Jones Lang LaSalle Income Property Trust, Inc. The Company was formed to acquire and manage a portfolio of real estate investments that is diversified both by property sector and geographic market. Through a series of private placements, the Company sold shares of its common stock, $0.01 par value per share (our “Common Stock” or “Shares”) to accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 100,000,000 of our Common Stock. As of December 31, 2011, we wholly or majority owned and controlled 34 consolidated properties and owned interests in two unconsolidated properties.

Prior to November 14, 2011, the Company was managed by Bank of America Capital Advisors LLC (the “Former Manager”), a registered investment adviser with the Securities and Exchange Commission (the “SEC”), that had the day-to-day responsibility for our management and administration pursuant to a management agreement between the Company and the Former Manager (the “Management Agreement”). On November 14, 2011, the Former Manager assigned its right, duties and obligations as manager of the Company under the Management Agreement to LaSalle Investment Management, Inc. (“LaSalle”) and the Former Manager no longer has responsibilities for the management of the Company.

LaSalle also acts as our investment advisor, pursuant to the advisory agreement between the Company and LaSalle (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated, a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are overseen and undertaken by our Advisor. In accordance with Maryland law, the Company does have certain officers who administer the Company’s operations, the officers of the Company are employees of, and compensated by our Advisor.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-K and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of variable interest entities in which we own less than a 100% interest. Prior to January 1, 2010, in determining whether we had a controlling interest in a non-wholly owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the members as well as whether the entity was a variable interest entity in which we would absorb the majority of the entity’s expected losses, if they occurred, or receive the majority of the expected residual returns, if they occurred, or both. On January 1, 2010, we adopted revised guidance regarding the consolidation of variable interest entities (see Note 4). With respect to our 80% interest in 111 Sutter Street, we have concluded that we do not control the entity, despite having an ownership interest of 50% or greater, because the entity is not considered a variable interest entity and the approval of all of the members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing collateralized by assets of the venture. All significant intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling interests represent the minority members’ proportionate share of the equity in The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, The Lodge of Athens, Campus Lodge Columbia, The Edge at Lafayette and Campus Lodge Tampa. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the implied fair value, based on the purchase price. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2011, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.

Investments in Real Estate

Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. When we intend on selling properties, the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Fair value is based upon the property’s most recent valuation. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. We recorded net impairment charges on consolidated real estate properties for years ended December 31, 2011, 2010 and 2009 totaling $14,934, $25,639 and $18,686, respectively, including amounts reflected in discontinued operations.

Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

Asset Category	Estimated Useful Life
Buildings and improvements	40-50 Years
Tenant improvements	Life of related lease
Equipment and fixtures	2-10 Years

Acquisition related costs are expensed as incurred.

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

To the extent that our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and liabilities included in our share of equity in income (loss) of the unconsolidated affiliates.

We evaluate the carrying value of its investments in unconsolidated joint ventures in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. We concluded that it did not have any “other than temporary” impairment in its investments in unconsolidated joint ventures in 2011 or 2010.

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused a net increase to rent revenue of $101 for the year ended December 31, 2011, and net decreases to rent revenue of $751 and $822, for the years ended December 31, 2010 and 2009, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2011, 2010 and 2009, are $2,396, $1,783 and $1,068, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.

Percentage rents are recognized when earned as certain tenant sales volume targets, as specified by the lease terms, are met. For the years ended December 31, 2011, 2010 and 2009, $103, $133 and $247 in the aggregate, respectively, have been recognized as percentage rents within tenant recoveries and other rental income.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At December 31, 2011 and 2010, our allowance for doubtful accounts was $731 and $819, respectively.

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. We maintain a portion of our cash in bank deposit accounts, which, at times, may exceed the federally insured limits. No losses have been experienced related to such accounts. We believe our bank deposit accounts are held with quality financial institutions.

Restricted Cash

Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts and loan commitments.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and are amortized over the term of the related lease as a component of depreciation and amortization expense. Deferred expenses accumulated amortization at December 31, 2011 and 2010 was $4,022 and $3,384, respectively.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2011, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from 1 to 29 years.

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $34,100 and $41,737 at December 31, 2011 and 2010, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $5,685 and $13,158 at December 31, 2011 and 2010, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.

Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2011 is as follows:

	Acquired in-place leases	Acquired above- market leases	Below- market ground leases	Acquired below- market leases
2012	$5,059	$329	$146	$(1,112)
2013	4,176	242	146	(1,007)
2014	3,379	178	146	(968)
2015	3,129	115	146	(921)
2016	2,999	83	146	(882)
Thereafter	4,424	39	9,027	(1,327)

	$23,166	$986	$9,757	$(6,217)

Stock Redemptions

The Company retires common stock repurchased through the Share Repurchase Program (See Note 7). The excess of redemption price over the stockholders’ cost basis in the underlying stock is charged to retained earnings.

Income Taxes

We made the election to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986 (the “Code”) as of December 23, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, and to meet certain quarterly asset and annual income tests. It is our current intention to adhere to these requirements. As a REIT, we will generally not be subject to corporate-level federal income tax to the extent we distribute 100% of our taxable income to our stockholders. Accordingly, the consolidated statements of operations do not reflect a provision for income taxes. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to certain federal income and excise taxes.

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

Business Segments

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. Our primary business is the ownership and management of a diversified portfolio of real estate investments. We evaluate cash flow and allocate resources on a property-by-property basis. We aggregate our properties into one reportable segment since all properties are institutional quality real estate and no one property is individually significant. We do not distinguish or group our consolidated operations by property type or on a geographic basis. Accordingly, we have concluded that we currently have a single reportable segment.

At December 31, 2011 and 2010, we held one investment outside the United States. For the years ended December 31, 2011, 2010 and 2009, total revenues of this foreign investment were $4,462, $4,274 and $3,902, respectively. For the years ended December 31, 2011, 2010 and 2009, total revenues of U.S. domiciled investments were $92,889, $93,068 and $106,583, respectively. At December 31, 2011 and 2010, total assets of our foreign investment were $39,663 and $41,388, respectively. The change in total assets from December 31, 2010 to December 31, 2011 at our foreign investment was mainly a result of the change in foreign currency rate on those dates. At December 31, 2011 and 2010, total assets of U.S domiciled investments were $795,247 and $829,301, respectively.

Assets and Liabilities Measured at Fair Value

The Financial Accounting Standards Board’s (“FASB”) guidance for fair value measurement and disclosure states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.

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

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable was approximately $2,224 and $27,860 lower than the aggregate carrying amounts at December 31, 2011 and 2010, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.

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

NOTE 3—PROPERTY

The primary reason we make acquisitions of real estate investments in the retail, office, industrial, and apartment property sectors is to invest capital contributed by accredited investors in a diversified portfolio of real estate. The consolidated properties held by us as of December 31, 2011 were as follows:

Property	Sector	Square Feet (Unaudited)	Location	Ownership %	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	100%	8/27/2004	$59,608
Georgia Door Sales Distribution Center	Industrial	254,000	Austell, GA	100%	2/10/2005	8,500
105 Kendall Park Lane	Industrial	409,000	Atlanta, GA	100%	6/30/2005	18,781
Marketplace at Northglenn (1)	Retail	439,000	Northglenn, CO	100%	12/21/2005	91,476
Dignity Health Office Portfolio (2)(3)	Office	755,000	CA and AZ	100%	12/21/2005	136,761
Metropolitan Park North (1)	Office	187,000	Seattle, WA	100%	3/28/2006	89,179
Stirling Slidell Shopping Centre (3)	Retail	139,000	Slidell, LA	100%	12/14/2006	23,367
4001 North Norfleet Road	Industrial	702,000	Kansas City, MO	100%	2/27/2007	37,579
Station Nine Apartments	Apartment	312,000	Durham, NC	100%	4/16/2007	56,417
4 Research Park Drive (3)	Office	60,000	St. Charles, MO	100%	6/13/2007	11,330
36 Research Park Drive	Office	81,000	St. Charles, MO	100%	6/13/2007	17,232
The District at Howell Mill (3)	Retail	306,000	Atlanta, GA	87.85%	6/15/2007	78,661
Canyon Plaza (3)	Office	199,000	San Diego, CA	100%	6/26/2007	54,973
Railway Street Corporate Centre	Office	137,000	Calgary, Canada	100%	8/30/2007	42,614
Cabana Beach San Marcos (4)	Apartment	278,000	San Marcos, TX	78%	11/21/2007	29,375
Cabana Beach Gainesville (4)	Apartment	545,000	Gainesville, FL	78%	11/21/2007	74,277
Campus Lodge Athens (4)	Apartment	229,000	Athens, GA	78%	11/21/2007	20,980
Campus Lodge Columbia (4)	Apartment	256,000	Columbia, MO	78%	11/21/2007	24,852
The Edge at Lafayette (4)	Apartment	207,000	Lafayette, LA	78%	1/15/2008	26,870
Campus Lodge Tampa (3)(4)	Apartment	431,000	Tampa, FL	78%	2/29/2008	46,787

(1)	We expect that we will ultimately relinquish our ownership of this property to the lender in a deed in lieu of foreclosure or other alternative transaction including foreclosure in satisfaction of the mortgage.
(2)	Consists of a portfolio of leasehold interests in 15 medical office buildings located throughout Southern California and the greater Phoenix metropolitan area. The buildings are all subject to ground leases expiring in 2078. From the acquisition date until December 31, 2007, we owned a 95% membership interest in the portfolio at which time we acquired the remaining 5% interest from an unrelated third party. The portfolio was previously referred to as the CHW Medical Office Portfolio.

(3)	Acquisition price includes the assumption of a mortgage loan secured by this property.
(4)	The other owner, owning a 22% interest, is an investment fund advised by our Advisor and in which the parent company of our Advisor owns a noncontrolling interest.

Impairment of Investments in Real Estate

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Continuing Operations
Georgia Door Sales Distribution Center	$—	$64	$463
105 Kendall Park Lane	—	(1,718)	3,498
4001 N. Norfleet Road	—	74	3,351
Metropolitan Park North	—	28,781	—
Marketplace at Northglenn	14,934	—	—

Provision for impairment of real estate classified as continuing operations	$14,934	$27,201	$7,312

Discontinued Operations
Havertys Furniture	$—	$(2,148)	$2,148
25850 S. Ridgeland	—	586	3,622
9800 South Meridian	—	—	5,604

(Recovery of) provision for impairment of real estate classified as discontinued operations	$—	$(1,562)	$11,374

For the year ended December 31, 2009

In September 2009, we determined that 9800 South Meridian, a variable-interest entity that was deconsolidated on January 1, 2010 (see Note 4) was impaired. In accordance with the authoritative guidance for impairment of long-lived assets held for use, we determined the carrying value of this investment exceeded the undiscounted cash flows over our expected hold period. As such, we recognized an impairment charge on 9800 South Meridian which represents the difference between the fair value and the carrying value of the property. The impairment stemmed from the near term debt maturity coupled with deteriorating real estate market fundamentals.

In December 2009, we determined that five properties we designated as held for sale were impaired at the date the properties were classified as held for sale. These properties included 25850 S. Ridgeland, Georgia Door Sales Distribution Center, 105 Kendall Park Lane, Havertys Furniture and 4001 North Norfleet Road. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined that the carrying values of these investments exceeded their fair value less cost to sell and recorded impairment during the year ended December 31, 2009.

For the year ended December 31, 2010

At March 31, 2010, we reevaluated the five assets impaired in December 2009 for further impairment and determined that 25850 S. Ridgeland, Georgia Door Sales Distribution Center and 4001 North Norfleet Road were further impaired. As such, we recognized additional impairment charges. The impairment stemmed from continuing deterioration of real estate market fundamentals. Upon our reevaluation of 105 Kendall Park Lane and Havertys Furniture, we determined that the fair values less costs to sell increased since our initial evaluation. As such, we recorded a recovery of previously recorded impairment.

On April 15, 2010, we removed Georgia Door Sales Distribution Center, 105 Kendall Park Lane and 4001 North Norfleet Road from held for sale and placed them into held for use status at their fair value on that date

(which was less than reinstating these investments at cost less depreciation catch up). Upon recording the properties at the fair value on April 15, 2010, the Company recorded a recovery of previously recorded provision for impairment.

In December 2010, we determined that Metropolitan Park North was impaired due to the carrying value of the investment exceeding the undiscounted cash flows over our expected hold period. As such, we recognized an impairment charge which represents the difference between the fair value and the carrying value of the property. The impairment stemmed from the near term debt maturity, the unwillingness of the lender to negotiate a material loan modification and the main tenant of the building not renewing their lease.

For the year ended December 31, 2011

As of June 30, 2011, we determined that Marketplace at Northglenn was impaired due to the carrying value of the investment exceeding the undiscounted cash flows over our expected hold period. As such, we recognized an impairment charge which represents the difference between the fair value and the carrying value of the property. The impairment stemmed from decreasing our expected hold period of the property due to the property’s cash flows being forecasted to no longer cover debt service as a result of Border’s bankruptcy and lower rental rates on a newly signed lease renewal that occurred during the three months ending June 30, 2011.

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

Discontinued Operations

On June 26, 2009, we sold Hagemeyer Distribution Center, a 300,000 square foot industrial center located in Auburn, Georgia, for $10,400, resulting in a gain of $911. On September 4, 2009, we sold Waipio Shopping Center, a 137,000 square foot retail center in Waipahu, Hawaii, for $30,850, resulting in a gain of $1,619. The results of operations and gain on sale of the property are reported as discontinued operations for all periods presented.

On April 15, 2010, we sold Havertys Furniture, an 808,000 square foot industrial center located in Braselton, Georgia for $35,000 resulting in a gain of $113. On the same day, we also sold 25850 S. Ridgeland, a 719,000 square foot industrial center located in Monee, Illinois for $19,060 resulting in a gain of $709. The results of operations and gain on sale of the properties are reported as discontinued operations for all periods presented.

The following table summarizes income (loss) from discontinued operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010	Year Ended December 31, 2009 (1)
Total revenue	$1,647	$13,577
Real estate taxes	(290)	(2,180)
Property operating	(60)	(1,865)
General and administrative	(2)	(107)
Net recovery of (provision) for impairment	1,562	(11,374)
Depreciation and amortization	(118)	(3,763)
Loss on extinguishment of debt	(638)	(1,003)
Interest income	89	327
Interest expense	(689)	(4,850)

Income (loss) from discontinued operations	$1,501	$(11,238)

(1)	9800 South Meridian and 18922 Forge Drive were deconsolidated as of January 1, 2010 (see Note 5) and the Company subsequently assigned their interests in these investments to their operating partner on September 30, 2010. For the year ending December 31, 2009 these properties are included in discontinued operations above.

NOTE 4—VARIABLE INTEREST ENTITIES

In June 2009, the FASB issued amended guidance related to the consolidation of variable-interest entities, which required us to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We have determined that the activities that most significantly impact the VIEs economic performance include, but are not limited to, decisions related to leasing, budgets, finance and selling. VIEs that have been consolidated have been determined by us to either be under our control due to our involvement in significant decisions or the power is shared by a related party and the Company has the rights to substantially all of the economics of that VIE. VIEs in which the significant decisions require unanimous approval by all members are no longer consolidated despite our rights to substantially all of the economics of the VIE, which previously required the Company to consolidate these VIEs. We adopted this guidance on January 1, 2010 and determined that we needed to deconsolidate 9800 South Meridian and 18922 Forge Drive. In both of these cases, we determined that our equity interest in the real estate assets represented a variable interest in a VIE, but we lacked the power to direct the activities that most significantly impact the VIE’s economic performance. We recognized an impairment of approximately $53 to re-measure these investments to their values as of the deconsolidation date as if they had always been accounted for under the equity method of accounting. The write down was reported as a cumulative effect of a change of accounting principle, increasing the beginning accumulated deficit balance as of January 1, 2010 on the Consolidated Statements of Equity. Our adoption on January 1, 2010, resulted in the following impacts in our Consolidated Balance Sheets: (1) assets decreased by $34,198 primarily related to net investment in real estate; (2) liabilities decreased by $34,041 primarily related to mortgage notes payable; and (3) total equity decreased by $157. On September 30, 2010, we assigned the interests in these investments to our operating partner (see Note 5).

Our involvement in The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, The Lodge of Athens, Campus Lodge Columbia, The Edge at Lafayette, and Campus Lodge Tampa includes maintaining control over significant decisions, which began at the time of acquisition of the properties. The creditors of our VIEs do not have general recourse to us.

Please also see the parenthetical disclosures on our Consolidated Balance Sheet regarding the amounts of VIE’s assets and liabilities that are consolidated.

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

9800 South Meridian and 18922 Forge Drive

At September 30, 2010, we assigned our 90% interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner and subsequently received a distribution of $1,000 from property cash reserves. We recorded a loss on the assignment of our interest in 18922 Forge Drive of $428 which is included in equity in loss of unconsolidated affiliates on the Consolidated Statement of Operations and Comprehensive Loss. We recorded no loss on our assignment of interest in 9800 South Meridian as the investment was previously revalued to $0. We have no further involvement in and no obligation to fund the investments in 9800 South Meridian and 18922 Forge Drive subsequent to assigning our interests.

Impairment of Investments in Unconsolidated Real Estate Affiliates

In June 2009, due to the continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry, we determined that one of our investments in unconsolidated real estate affiliates was impaired. As a result, we recorded an impairment charge of approximately $4,857 to our investment in Legacy Village, which is included within equity in loss of unconsolidated affiliates on the consolidated statements of operations and comprehensive loss. The impairment was determined in accordance with the authoritative guidance for equity method investments. In December 2009, we determined that additional indicators of impairment existed for our investment in Legacy Village and we recorded an additional impairment charge of $2,412.

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2011	December 31, 2010
ASSETS
Investments in real estate, net	$153,175	$157,509
Cash and cash equivalents	4,677	3,609
Other assets, net	13,800	16,567

TOTAL ASSETS	$171,652	$177,685

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes and other debt payable	$143,451	$147,197
Other liabilities	8,704	9,496

TOTAL LIABILITIES	152,155	156,693
Members’ equity	19,497	20,992

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$171,652	$177,685

COMPANY INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2011	December 31, 2010
Members’ equity	$19,497	$20,992
Less: other members’ equity	(8,275)	(8,217)
Basis differential in investment in unconsolidated real estate affiliates, net (1)	14,962	14,900

Investments in unconsolidated real estate affiliates	$26,184	$27,675

(1)	The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus our own acquisition costs for Legacy Village and 111 Sutter Street. We amortize the basis differential over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Total revenues	$25,229	$30,875	$28,292
Total operating expenses	18,450	23,382	20,692

Operating income	6,779	7,493	7,600
Total other expenses	8,298	9,872	8,652

Net loss	$(1,519)	$(2,379)	$(1,052)

COMPANY EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net loss of unconsolidated real estate affiliates	$(1,519)	$(2,379)	$(1,052)
Other members’ share of net loss	(45)	663	245
Adjustment for basis differential in investment in unconsolidated real estate affiliates	74	(228)	(197)
Other expense from unconsolidated real estate affiliates	(3)	(1)	(4)
Impairment of investments in unconsolidated real estate affiliates	—	—	(7,269)
Loss on assignment of 18922 Forge Drive	—	(428)	—

Company equity in loss of unconsolidated real estate affiliates	$(1,493)	$(2,373)	$(8,277)

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

Property	Maturity Date	Fixed / Floating	Stated Rate	Amount payable as of
				December 31, 2011	December 31, 2010
Marketplace at Northglenn (1)	October 17, 2011	Fixed	10.50%	$61,269	$61,984
105 Kendall Park Lane	September 1, 2012	Fixed	4.92%	12,371	12,659
4001 North Norfleet Road	March 1, 2013	Fixed	5.60%	24,230	24,230
Metropolitan Park North (2)	April 1, 2013	Fixed	5.73%	56,513	60,480
36 Research Park Drive	July 1, 2013	Fixed	5.60%	10,841	10,990
Monument IV at Worldgate	September 1, 2013	Fixed	5.29%	35,195	35,616
Dignity Health Office Portfolio	November 1, 2013	Fixed	5.75%	16,285	16,627
Dignity Health Office Portfolio	November 1, 2013	Fixed	5.75%	14,174	14,471
Dignity Health Office Portfolio	November 1, 2013	Fixed	5.75%	14,678	14,986
Dignity Health Office Portfolio	March 1, 2014	Fixed	5.79%	32,112	32,763
Stirling Slidell Shopping Centre	April 1, 2014	Fixed	5.15%	12,777	13,059
Cabana Beach Gainesville	December 1, 2014	Fixed	5.57%	47,843	48,493
Cabana Beach San Marcos	December 1, 2014	Fixed	5.57%	19,144	19,404
Campus Lodge Columbia	December 1, 2014	Fixed	5.57%	15,920	16,137
Campus Lodge Athens	December 1, 2014	Fixed	5.57%	13,369	13,551
The Edge at Lafayette	February 1, 2015	Fixed	5.57%	17,052	17,281
4 Research Park Drive	March 1, 2015	Fixed	6.05%	6,611	6,794
Campus Lodge Tampa	October 1, 2016	Fixed	5.95%	33,438	33,500
Station Nine Apartments	May 1, 2017	Fixed	5.50%	36,885	36,885
Canyon Plaza	June 1, 2017	Fixed	5.90%	29,453	29,883
The District at Howell Mill	June 1, 2017	Fixed	6.14%	10,000	10,000
Railway Street Corporate Centre (3)	September 1, 2017	Fixed	5.16%	29,085	29,547
The District at Howell Mill	March 1, 2027	Fixed	5.30%	35,000	35,000

TOTAL				$584,245	$594,340
Net debt discount on assumed debt				(1,750)	(1,536)

MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$582,495	$592,804

(1)	The mortgage loan went into default status on October 5, 2011 and the maturity was accelerated on October 17, 2011. On February 10, 2012, the lender of the mortgage loan payable on Marketplace at Northglenn filed to foreclose on the property with the county of Adams, CO. We expect to relinquish our ownership of this property to the lender in a deed in lieu of foreclosure or other alternative transaction, including foreclosure in satisfaction of the mortgage.
(2)	This property’s primary tenant will vacate approximately 50,000 square feet when its lease expires on January 31, 2012. The lease terms for the portion of the property that the tenant will continue to occupy provide for significantly reduced rents. On February 10, 2012, the Company defaulted on this mortgage loan payable obligation. The loan contains an acceleration clause in which the lender may, in the event of a default and without notice, declare the outstanding loan balance immediately due and payable. During the time the default exists, the lender may charge default interest at a rate of 9.73%. The mortgage loan payable is non-recourse to the Company. We expect to relinquish our ownership of this property to the lender in a deed in lieu of foreclosure or other alternative transaction, including foreclosure in satisfaction of the mortgage.
(3)	This loan is denominated in Canadian dollars, but is reported in U.S. dollars at the exchange rate in effect on the balance sheet date.

We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows:

Property	Debt Premium / (Discount)	Effective Interest Rate
Dignity Health Office Portfolio	$550	5.41%
Stirling Slidell Shopping Centre	(83)	5.57%
4 Research Park Drive	(7)	6.17%
The District at Howell Mill	(2,946)	6.34%
Canyon Plaza	(140)	6.10%
Campus Lodge Tampa	876	5.95%

Net debt discount on assumed debt	$(1,750)

Aggregate principal payments of mortgage notes payable as of December 31, 2011 are as follows:

Year	Amount
2011(1)	$61,269
2012	18,920
2013(2)	174,488
2014	138,872
2015	24,468
2016	33,546
Thereafter	132,682

Total	$584,245

(1)	On October 5, 2011, Marketplace at Northglenn defaulted on its mortgage loan payable obligation. The outstanding amount of the mortgage loan is approximately $61,269, bearing interest at a fixed-rate of 5.50% and was scheduled to mature in January 2016. The loan contains an acceleration clause in which the lender declared the outstanding loan balance immediately due and payable on October 17, 2011. During the time the default exists, the lender may charge default interest at a rate of 10.50%. The loan is non-recourse to the Company. The originating lender was Morgan Stanley Mortgage Capital, Inc., and the loan is part of a pooled commercial mortgage-backed security. The loan has been transferred to special servicing. The property has suffered from tenant bankruptcies, lower occupancy and tenants renewing expiring leases at lower rents. We believe we will ultimately relinquish our ownership of this property to the lender in a deed in lieu of foreclosure transaction or other alternative including foreclosure in satisfaction of the mortgage.
(2)	On February 10, 2012, Metropolitan Park North defaulted on this mortgage loan payable obligation. The outstanding balance on the mortgage loan payable is approximately $56,513, bearing interest at a fixed rate of 5.73% and is scheduled to mature in April 2013. The loan contains an acceleration clause in which the lender may, in the event of a default and without notice, declare the outstanding loan balance immediately due and payable. During the time the default exists, the lender may charge default interest at a rate of 9.73%. The mortgage loan payable is non-recourse to the Company. We believe we will ultimately relinquish our ownership of this property to the lender in a deed in lieu of foreclosure transaction or other alternative including foreclosure in satisfaction of the mortgage.

Land, buildings, equipment, and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $955,000 at both December 31, 2011 and 2010, have been pledged as collateral.

Covenants

At December 31, 2011, we were in compliance with all debt covenants except Marketplace at Northglenn as noted above.

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

Our previous $50,000 line of credit agreement, which expired in February 2010, was provided by PNC Bank, National Association BMO Capital Markets Financing, Inc. and Bank of America, N.A. (“BANA”), an affiliate of the Former Manager. The line of credit carried an interest rate that approximates LIBOR plus 1.50% to 2.00% based on certain covenant provisions or a base rate which was the greater of (i) the interest rate per annum announced from time to time by the lender, as its prime rate or (ii) the Federal Funds effective rate plus 0.75%.

NOTE 7—COMMON STOCK

Stock Subscriptions

We have historically and may in the future sell additional Shares through private placements to accredited investors when and if market conditions permit. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares of our Common Stock will initially be held in an escrow account at an independent financial institution outside the Company, for the benefit of the investors until such time as the funds are drawn by us to purchase Shares at the Current Share Price. Subscription funds will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. At December 31, 2011 and December 31, 2010, no subscription commitments were held in escrow. For the year ended December 31, 2010, we sold no Shares. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets. On November 14, 2011, we sold 3,731 shares for $200 to an affiliate of our Advisor at $53.60 per share.

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

No Obligation to Repurchase Shares

We historically have offered to repurchase Shares through tender offers and then only to the extent that we have sufficient cash available to repurchase Shares consistent with principles of prudent portfolio management and to the extent that such repurchases (i) are consistent with applicable REIT rules and federal securities laws and (ii) would not require us to register as an investment company under the Investment Company Act. We do not guarantee, however, that sufficient cash will be available at any particular time to fund repurchases of our Shares, and we will be under no obligation to conduct such tender offers or to make such cash available. In determining the tender offer amount, we will act in the best interest of the stockholders and may take into account our need for cash to pay operating expenses, debt service, distributions to stockholders and other obligations. We did not conduct any tender offers during 2011 and 2010.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the year ended December 31, 2011, we issued 7,774 Shares for approximately $417 under the plan. For the year ended December 31, 2010, we did not issue Shares under the dividend reinvestment plan.

Earnings Per Share (“EPS”)

Basic per share amounts are based on the weighted average of shares outstanding of 4,137,298, 4,135,635 and 4,128,290 for the years ended December 31, 2011, 2010 and 2009, respectively. We have no dilutive or potentially dilutive securities.

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of revenue and expense recognition, the estimated useful lives used to compute depreciation, and gains on the sale of real property.

The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2011		2010		2009
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	—	—	—	—	—	—
Capital gains	—	—	—	—	—	—
Return of capital	$0.55	100%	—	—	$2.625	100%

Total	$0.55	100%	$—	—	$2.625	100%

NOTE 8—RENTALS UNDER OPERATING LEASES

We receive rental income from operating leases. The minimum future rentals from consolidated properties, including those listed as held for sale, based on operating leases in place at December 31, 2011 are as follows:

Year	Amount (1)
2012	$59,515
2013	36,743
2014	27,957
2015	23,940
2016	21,645
Thereafter	31,798

Total	$201,598

(1)	Amounts included related to Railway Street Corporate Centre have been converted from Canadian dollars to U.S. dollars using the appropriate exchange rate as of December 31, 2011.

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the year ended December 31, 2011, 2010 and 2009, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the change from 2012 future rents to 2013 is the related to our apartment properties which usually have a one year lease life.

NOTE 9—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we historically paid each of the Former Manager and Advisor an annual fixed fee equal to 0.75% of the Company’s net asset value (“NAV), calculated quarterly. Effective January 1, 2010, the Former Manager’s fixed fee was reduced from 0.75% of NAV to 0.10% of NAV. Beginning on November 14, 2011 the Advisor will continue to be paid under the reduced fee agreement for a total aggregate compensation at 0.85% of NAV for management and advisory services provided to the Company. The fixed portion of the management and advisory fees for the years ended December 31, 2011, 2010 and 2009 were $1,789, $1,868 and $4,792, respectively. Included in manager and advisory fees payable at December 31, 2011 and 2010 was $472 and $468, respectively, of fixed fee expense.

To the extent that we build cash reserves generated by capital raised through the sale of Shares to stockholders, our Advisor has agreed to waive 0.5% of the 0.85% fixed fee expense on the cash reserves to reduce the dilutive impact to stockholders created by maintaining cash reserves.

Under the terms of the Management and Advisory Agreements, we paid the Former Manager and our Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount based on cash flows, as defined in the Advisory Agreement, calculated quarterly. The Former Manager was allocated an increasing proportion of the variable fee to the extent the Company’s NAV increased, up to a maximum of 1.87% of the 7.50% fee paid. Effective January 1, 2010, the Former Manager waived its participation in the variable fee and the Advisor will continue its waiver of its participation in the variable fee per the terms of the Management Agreement. The Advisor will continue to receive its proportionate share of the variable fee per the terms of the Advisory Agreement. The total variable fee for the years ended December 31, 2011, 2010 and 2009 was $1,017, $1,396 and $1,621, respectively. Included in Manager and advisor fees payable at December 31, 2011 and 2010 was $176 and $309 of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property we acquire. Total acquisition fees for the years ended December 31, 2011, 2010 and 2009 were $0, $0 and $9, respectively. There were no acquisition fees included in manager and advisory fees payable at December 31, 2011 and 2010, respectively. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. Total reimbursed due diligence costs related to successful investments made by us and unsuccessful acquisitions for the years ended December 31, 2011, 2010 and 2009 were $0, respectively. There were no reimbursable due diligence costs included in accounts payable and other accrued expenses at December 31, 2011 and 2010, respectively. Beginning January 1, 2009, acquisition fees and due diligence costs for acquisitions were expensed as incurred. The Advisor does not receive a disposition fee for selling real estate investments.

On December 23, 2004, we entered into an expense limitation agreement (the “Expense Limitation Agreement”), which limits certain Company expenses to 0.75% of NAV annually. The expenses subject to the limitation include fees paid to the various professional service providers, auditors, stockholder administrator, legal counsel related to the organization of the Company or share offering, printing costs, mailing costs, fees associated with our board of directors, cost of maintaining directors and officers insurance, blue sky fees and all Company-level organizational costs. Expenses in excess of the limitation will be carried forward for up to three years and may be reimbursed to the Former Manager in a year that Company expenses are less than 0.75% of NAV, but only to the extent Company expenses do not exceed the expense limitation. Company expenses for the years ended December 31, 2010 and 2009 were limited to $1,648 and $2,396, respectively. Actual Company level expenses for the year ended December 31, 2010 were $136 more than the amount allowed under the Expense Limitation Agreement and are the responsibility of the Former Manager. The Expense Limitation Agreement expired on December 31, 2010, at which point, we became responsible for all expenses as incurred. Expenses subject to the Expense Limitation Agreement are included in the Company level expenses line on the consolidated statements of operations along with certain other Company level expenses not subject to the expense limitation agreement, such as expenses related to unsuccessful acquisitions and filing fees.

Jones Lang LaSalle Americas, Inc. (“JLL”), an affiliate of LaSalle, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 105 Kendall Park Lane, Georgia Door Sales Distribution Center, 4 Research Park Drive and 36 Research Park Drive. For the years ended December 31, 2011, 2010 and 2009, JLL was paid $186, $165 and $167, respectively, for property management services performed. JLL has been hired to perform leasing services for Canyon Plaza and 111 Sutter on a contingent fee basis. JLL was paid $267, $137 and $60 for leasing services for the years ending December 31, 2011, 2010 and 2009, respectively.

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), an affiliate of the Former Manager, was the placement agent for the Company until November 14, 2011. The placement agent receives no compensation from us for its services, but may receive compensation in the form of a placement fee from the purchasing shareholders. MLPF&S’s primary business address is: 4 World Financial Center, 250 Vesey Street, New York, NY 10080-6186. MLPF&S is an indirect, wholly-owned subsidiary of Bank of America Corporation (“BAC”).

BANA was the lender on up to $7,143 of our old line of credit, which expired in February 2010. Interest and fees paid to BANA related to the old line of credit for the years ended December 31, 2010 and 2009 were $11 and $50, respectively. We have mortgage notes payable serviced by BAC, an affiliate of the Former Manager, collateralized by Monument IV at Worldgate and Station Nine Apartments.

NOTE 10—COMMITMENTS AND CONTINGENCIES

The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the fifteen buildings in the portfolio is capped individually pursuant to each loan agreement. At December 31, 2011, we had approximately $1,401 deposited in this escrow, and we expect to fund approximately $855 during 2012. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At December 31, 2011, our capital account escrow account balance was $409. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At December 31, 2011, our insurance and real estate tax escrow balance was $712. We expect to fund the escrow requirements with operating cash flows generated by the portfolio.

The mortgage loan collateralized by Metropolitan Park North required that we post a $3,900 reserve in escrow to cover costs of certain tenant improvements, leasing commissions, rent concessions, and lost rental income in connection with re-leasing the space currently occupied by Nordstrom, a major anchor tenant of the building. Since Nordstrom has determined it will not renew its lease at Metropolitan Park North, we were obligated to post an additional $2,800 reserve into the escrow on September 30, 2010, however we did not post the $2,800 reserve. On February 9, 2011, we amended the mortgage loan collateralized by Metropolitan Park North. The terms of the modification include an agreement to sweep all future cash flow to the lender and to use the $3,900 reserve to pay down the principal balance of the loan. Additionally, the borrower, a wholly owned entity of ours, was released from its obligation to post an additional $2,800 reserve. Other amendments include changing the loan to interest only until February 1, 2012, and granting the lender certain approval rights over various operating decisions. We expect to ultimately relinquish our ownership of this property to the lender in a deed in lieu of foreclosure or other alternative transaction including foreclosure in satisfaction of the mortgage.

The mortgage loan extension signed on August 31, 2011, collateralized by Monument IV at Worldgate, requires us to reserve all rental payments received from the tenant to be used for leasing costs and real estate taxes. As of December 31, 2011, cash totaling $7,079 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full. We are in process of re-leasing the building to new tenant(s).

The debt associated with six of our student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of December 31, 2011, we had deposited approximately $345 into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of their desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of December 31, 2011, we have not received an expansion notice from the tenant.

NOTE 11—QUARTERLY FINANCIAL INFORMATION

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

QUARTERLY FINANCIAL INFORMATION

(UNAUDITED)

	Three Months Ended March 31, 2011	Three Months Ended June 30, 2011	Three Months Ended September 30, 2011	Three Months Ended December 31, 2011
Total revenues	$24,083	$24,706	$24,186	$24,376
Operating income (loss)	7,819	(6,205)	6,345	8,135
Loss from continuing operations	(1,139)	(15,205)	(2,343)	(951)
Net loss attributable to Jones Lang LaSalle Income Property Trust, Inc.	(1,135)	(15,244)	(1,983)	(1,026)
Net loss attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.27)	$(3.69)	$(0.48)	$(0.25)

Weighted average common stock outstanding-basic and diluted	4,135,635	4,135,635	4,135,635	4,142,231

	Three Months Ended March 31, 2010	Three Months Ended June 30, 2010	Three Months Ended September 30, 2010	Three Months Ended December 31, 2010
Total revenues	$23,841	$23,975	$23,907	$23,972
Operating income (loss)	7,306	7,267	5,296	(21,573)
Loss from continuing operations	(1,825)	(1,789)	(4,164)	(31,275)
Total income from discontinued operations	2,012	321	—	—
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	438	(1,196)	(3,635)	(31,247)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.11	$(0.29)	$(0.88)	$(7.56)

Weighted average common stock outstanding-basic and diluted	4,135,635	4,135,635	4,135,635	4,135,635

All significant fluctuations between the quarters are attributable to dispositions made in 2010 and impairment charges taken during 2011 and 2010.

NOTE 12—SUBSEQUENT EVENTS

On January 20, 2012, at a special meeting of our stockholders, our stockholders approved certain amendments to our charter (as amended and restated, the “Amended Charter”) to (i) change all of our outstanding and undesignated shares of common stock into shares of Class E common stock and classify two new classes of common stock, Class A and Class M (the “Classification”), (ii) incorporate certain provisions in order to satisfy the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), (iii) include a provision that requires that any person who makes a tender offer for our shares of stock, including, without limitation, a “mini-tender” offer, must comply with most of the provisions set forth in Regulation 14D of the Exchange Act of 1934, as amended, including without limitation, disclosure and notice requirements, that would be applicable if the tender offer is for more than five percent of our outstanding shares of common stock, (iv) authorize “blank check” preferred stock, consisting of 50,000,000 authorized shares, which may be issued in one or more classes or series, with such rights, preferences, privileges and restrictions as will be fixed by the Company’s board of directors and (v) further modernize our charter based on developments in REIT law and industry practice. Upon the effectiveness of the Classification, each share of our outstanding common stock, all of which are currently unclassified, will be changed into one share of Class E common stock. The Amended Charter and the Classification have been approved by our board of directors and our stockholders but will not become effective until the Amended Charter has been filed with and accepted for record by the State Department of Assessments and Taxation of Maryland, which we expect to occur during 2012.

On January 23, 2012, the board of directors declared a dividend of $0.55 per Share to stockholders of record as of March 30, 2012, payable on May 4, 2012.

On February 10, 2012, we defaulted on its mortgage loan payable obligation collateralized by Metropolitan Park North. The outstanding balance on the mortgage loan payable is approximately $56,513, bearing interest at a fixed rate of 5.73% and is scheduled to mature in April 2013. The loan contains an acceleration clause in which the lender may, in the event of a default and without notice, declare the outstanding loan balance immediately due and payable. During the time the default exists, the lender may charge default interest at a rate of 9.73%. The mortgage loan payable is non-recourse to us. We expect to ultimately relinquish our ownership of the property to the lender in a deed in lieu of foreclosure or other alternative transaction, including foreclosure in satisfaction of the mortgage.

On February 10, 2012, the lender of the mortgage loan payable on Marketplace at Northglenn filed to foreclose on the property with the county of Adams, Colorado. We expect to ultimately relinquish our ownership of the property to the lender sometime during 2012 in a deed in lieu of foreclosure or other alternative transaction, including foreclosure in satisfaction of the mortgage.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2011

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Consolidated Properties:
Monument IV at Worldgate—Herndon, VA, Office	$35,195	$5,186	$57,013	—	$(1,642)	—	$5,186	$55,371	$60,557
Georgia Door Sales Distribution Center—Austell, GA, Industrial	—	1,651	5,570	(130)	(324)	—	1,521	5,246	6,767
105 Kendall Park Lane—Atlanta, GA, Industrial	12,371	2,656	12,836	(293)	(1,224)	—	2,363	11,612	13,975
Marketplace at Northglenn—Northglenn, CO, Retail	61,269	15,658	66,217	(3,124)	(10,451)	—	12,534	55,766	68,300
Dignity Health Office Portfolio:
300 Old River Road—Bakersfield, CA, Office	3,733	—	5,943	—	278	—	—	6,221	6,221
500 West Thomas Road—Phoenix, AZ, Office	18,510	—	25,789	—	1,689	—	—	27,478	27,478
500 Old River Road—Bakersfield, CA, Office	2,950	—	4,396	—	445	—	—	4,841	4,841
1500 S. Central Ave—Glendale, CA, Office	4,259	—	5,253	—	449	—	—	5,702	5,702
14600 Sherman Way—Van Nuys, CA, Office	5,315	—	6,348	—	1,007	—	—	7,355	7,355
14624 Sherman Way—Van Nuys, CA, Office	4,599	—	7,685	—	764	—	—	8,449	8,449
18350 Roscoe Blvd—Northridge, CA, Office	8,094	—	10,584	—	942	—	—	11,526	11,526
18460 Roscoe Blvd—Northridge, CA, Office	1,370	—	2,940	—	3	—	—	2,943	2,943
18546 Roscoe Blvd—Northridge, CA, Office	3,262	—	5,580	—	811	—	—	6,391	6,391
4545 East Chandler—Chandler, AZ, Office	5,106	—	5,345	—	460	—	—	5,805	5,805
485 South Dobson—Chandler, AZ, Office	4,940	—	6,785	—	404	—	—	7,189	7,189
1501 North Gilbert—Gilbert, AZ, Office	4,457	—	4,750	—	506	—	—	5,256	5,256
116 South Palisade—Santa Maria, CA, Office	2,354	—	3,190	—	282	—	—	3,472	3,472
525 East Plaza—Santa Maria, CA, Office	4,566	—	7,511	—	1,269	—	—	8,780	8,780
10440 East Riggs—Chandler, AZ, Office	3,734	—	3,017	—	275	—	—	3,292	3,292
Metropolitan Park North—Seattle, WA, Office	56,513	10,900	64,006	(4,293)	(22,753)	—	6,607	41,253	47,860
Stirling Slidell Shopping Centre—Slidell, LA, Retail	12,777	5,442	16,843	—	222	—	5,442	17,065	22,507
4001 North Norfleet Road—Kansas City, MO, Industrial	24,230	2,134	31,397	(205)	(2,778)	—	1,929	28,619	30,548
Station Nine Apartments—Durham, NC, Apartment	36,885	9,690	43,400	—	675	—	9,690	44,075	53,765
4 Research Park Drive—St. Charles, MO, Office	6,611	1,830	6,743	—	(2)	—	1,830	6,741	8,571
36 Research Park Drive—St. Charles, MO, Office	10,841	2,655	11,089	—	(2)	—	2,655	11,087	13,742
The District at Howell Mill—Atlanta, GA, Retail	45,000	10,000	56,040	—	785	—	10,000	56,825	66,825
Canyon Plaza—San Diego, CA, Office	29,453	14,959	32,909	—	1,120	—	14,959	34,029	48,988
Railway Street Corporate Centre—Calgary, Canada, Office	29,085	6,022	35,441	(171)	(477)	—	5,851	34,964	40,815
Cabana Beach San Marcos—San Marcos, TX, Apartment	19,144	2,530	24,421	—	(2,240)	—	2,530	22,181	24,711
Cabana Beach Gainesville—Gainesville, FL, Apartment	47,843	7,244	60,548	—	(2,930)	—	7,244	57,618	64,862
Campus Lodge Columbia—Columbia, MO, Apartment	15,920	2,079	20,838	—	(1,242)	—	2,079	19,596	21,675
Campus Lodge Athens—Athens, GA, Apartment	13,369	1,754	17,311	—	(481)	—	1,754	16,830	18,584
The Edge at Lafayette—Lafayette, LA, Apartment	17,052	1,782	23,266	—	391	—	1,782	23,657	25,439
Campus Lodge Tampa—Tampa, FL, Apartment	33,438	7,205	33,310	—	912	—	7,205	34,222	41,427
Sherman Way Land—Van Nuys, CA, Land	—	4,010	—	—	—	—	4,010	—	4,010

Total Consolidated Properties	$584,245	$115,387	$724,314	$(8,216)	$(32,857)	$—	$107,171	$691,457	$798,628

The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $961,924 and $142,498, respectively.

(1)	Includes net provisions for impairment of real estate taken since acquisition of property.

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2011—(Continued)

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Consolidated Properties:
Monument IV at Worldgate—Herndon, VA, Office	$7,998	2001	8/27/2004	50 years
Georgia Door Sales Distribution Center—Austell, GA, Industrial	740	1994/1996	2/10/2005	50 years
105 Kendall Park Lane—Atlanta, GA, Industrial	1,570	2002	6/30/2005	50 years
Marketplace at Northglenn—Northglenn, CO, Shopping Center	8,088	1999-2001	12/21/2005	50 years
Dignity Health Office Portfolio:
300 Old River Road—Bakersfield, CA, Office	953	1992	12/21/2005	40 years
500 West Thomas Road—Phoenix, AZ, Office	4,133	1994	12/21/2005	40 years
500 Old River Road—Bakersfield, CA, Office	809	1992	12/21/2005	40 years
1500 S. Central Ave—Glendale, CA, Office	877	1980	12/21/2005	40 years
14600 Sherman Way—Van Nuys, CA, Office	1,318	1991	12/21/2005	40 years
14624 Sherman Way—Van Nuys, CA, Office	1,387	1981	12/21/2005	40 years
18350 Roscoe Blvd—Northridge, CA, Office	1,883	1979	12/21/2005	40 years
18460 Roscoe Blvd—Northridge, CA, Office	441	1991	12/21/2005	40 years
18546 Roscoe Blvd—Northridge, CA, Office	1,028	1991	12/21/2005	40 years
4545 East Chandler—Chandler, AZ, Office	864	1994	12/21/2005	40 years
485 South Dobson—Chandler, AZ, Office	1,046	1984	12/21/2005	40 years
1501 North Gilbert—Gilbert, AZ, Office	759	1997	12/21/2005	40 years
116 South Palisade—Santa Maria, CA, Office	554	1995	12/21/2005	40 years
525 East Plaza—Santa Maria, CA, Office	1,688	1995	12/21/2005	40 years
10440 East Riggs—Chandler, AZ, Office	516	1996	12/21/2005	40 years
Metropolitan Park North—Seattle, WA, Office	6,860	2001	3/28/2006	50 years
Stirling Slidell Shopping Centre—Slidell, LA, Shopping Center	1,715	2003	12/14/2006	50 years
4001 North Norfleet Road—Kansas City, MO, Industrial	2,787	2007	2/27/2007	50 years
Station Nine Apartments—Durham, NC, Apartment	4,367	2005	4/16/2007	50 years
4 Research Park Drive—St. Charles, MO, Office	618	2000/2004	6/14/2007	51 years
36 Research Park Drive—St. Charles, MO, Office	1,016	2007	6/15/2007	52 years
The District at Howell Mill—Atlanta, GA, Retail	5,204	2006	6/15/2007	50 years
Canyon Plaza—San Diego, CA, Office	3,949	1986/1993	6/26/2007	40 years
Railway Street Corporate Centre—Calgary, Canada, Office	3,030	2007	8/30/2007	50 years
Cabana Beach San Marcos—San Marcos, TX, Apartment	1,903	2006	11/21/2007	50 years
Cabana Beach Gainesville—Gainesville, FL, Apartment	4,853	2005/2007	11/21/2007	50 years
Campus Lodge Columbia—Columbia, MO, Apartment	1,670	2005	11/21/2007	50 years
Campus Lodge Athens—Athens, GA, Apartment	1,442	2003	11/21/2007	50 years
The Edge at Lafayette—Lafayette, LA, Apartment	3,551	2007	1/15/2008	50 years
Campus Lodge Tampa—Tampa, FL, Apartment	3,520	2001	2/29/2008	40 years
Sherman Way Land—Van Nuys, CA, Land	—	—	8/28/2009	—

Total Consolidated Properties	$83,137

Reconciliation of Real Estate

Consolidated Properties	2011	2010
Balance at beginning of year	$819,740	$875,527
Additions	4,724	2,873
Deductions	(10,045)	(1,594)
Dispositions	(260)	—
Write-downs for impairment charges	(14,883)	(25,763)
Changes related to foreign currency	(648)	1,792
Deconsolidation	—	(33,095)

Balance at close of year	$798,628	$819,740

Reconciliation of Accumulated Depreciation

Consolidated Properties	2011	2010
Balance at beginning of year	$76,028	$60,307
Additions	17,234	19,429
Deductions	(10,045)	(1,594)
Dispositions	(40)	—
Changes related to foreign currency	(40)	91
Deconsolidation	—	(2,205)

Balance at close of year	$83,137	$76,028