Form 10-K/A
period 2011-12-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2012-04-30
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-51948

Jones Lang LaSalle Income Property Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-1432284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the 4,135,635 shares of common stock held by non-affiliates of the Registrant was $216,558,162 based upon the last appraised value of $52.36 per share

As of April 30, 2012, there were 4,147,140 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2011. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as set forth in Part III below, no other changes are made to the Original Filing other than the deletion of the reference on the cover of the Original Filing to the incorporation by reference of Jones Lang LaSalle Income Property Trust, Inc.’s definitive proxy statement into Part III of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Except where the context suggests otherwise, the terms, “we,” “us” “our” and the “Company” refer to Jones Lang LaSalle Income Property Trust, Inc. The term “advisor” or “LaSalle” refers to LaSalle Investment Management Inc. and the term “sponsor” or “Jones Lang LaSalle” refers to Jones Lang LaSalle Incorporated.

The following table provides information about our directors and executives officers:

Name	Age	Position
Lynn C. Thurber	65	Director, Chairman of the Board
C. Allan Swaringen	52	Chief Executive Officer and President
Gregory A. Falk	42	Chief Financial Officer and Treasurer
Gordon G. Repp	52	General Counsel and Secretary
Jonathan B. Bulkeley	51	Lead Independent Director
Thomas F. McDevitt	55	Independent Director
Virginia G. Breen	47	Independent Director
Peter H. Schaff	54	Director

The principal occupations and certain other information about our directors and executive officers are set forth below.

Lynn C. Thurber has served as our Chairman of the Board since November 2011. Ms. Thurber has served as the non-Executive Chairman of LaSalle since December 2006. Ms. Thurber served as the Chief Executive Officer of LaSalle from 2000 to December 2006 and Co-President from 1994 to 2000. She also served as Chief Executive Officer of Alex Brown Kleinwort Benson Realty Advisors (“ABKB”), until the company merged with LaSalle Partners in 1994. Prior to joining ABKB in 1992, Ms. Thurber was a Principal at Morgan Stanley & Co. Ms. Thurber is also member of the board of directors of Duke Realty Corporation, a publicly traded REIT listed on the New York Stock Exchange, a member of the board of directors of Investa Property Group, an Australian based real estate owner, developer and fund manager, and a member of the Real Estate Information Standards Board in the United States. She is also a trustee and member of the Board of the Urban Land Institute, a member of the Board of Greenprint Foundation and formerly chaired the Pension Real Estate Association. Ms. Thurber also previously served as a director of Jones Lang LaSalle and is a former member of the board of directors and Executive Committee of the Association of Foreign Investors in Real Estate and the board of directors of the Toigo Foundation. Ms. Thurber holds an M.B.A. from Harvard Business School and an A.B. from Wellesley College.

C. Allan Swaringen has served as our Chief Executive Officer and President since November 2011 and as Managing Director of LaSalle since 1998. As our Chief Executive Officer, Mr. Swaringen leads the investment team and is responsible for all of our investing, asset management and finance functions, along with overseeing our strategic direction. Mr. Swaringen served as the Fund Manager for the company since the inception in 2004. Mr. Swaringen also serves as President and Portfolio Manager for LaSalle’s global fund of funds program which currently has invested in more than 30 separate funds and programs around the world. Since joining LaSalle, his responsibilities have included marketing, client services, and structuring, negotiating and closing numerous real estate investment funds. Prior to joining LaSalle, Mr. Swaringen was a partner with Crown Golf Properties, L.P., an investment subsidiary of Henry Crown and Company. Prior to Crown Golf, he was a Vice President with Cohen Financial, a loan officer with Enterprise Savings Bank, and began his career in real estate more than 25 years ago with Trammell Crow Company. Mr. Swaringen holds an M.B.A. from the University of Chicago Graduate School of Business and a B.S. from the University of Illinois.

Gregory A. Falk has served as our Chief Financial Officer and Treasurer since November 2011 and as Senior Vice President of LaSalle since 2004. Prior to joining LaSalle, Mr. Falk was an Audit Manager with Deloitte & Touche LLP for six years and a Senior Staff Accountant with First of America Bank for five years. Mr. Falk has worked on numerous real estate engagements, both public and private, since 1999. Mr. Falk holds a B.S. in Finance and a B.S. in Economics from Northern Illinois University and a M.S. in Accountancy Science from Northern Illinois University. He is also a Certified Public Accountant.

Gordon G. Repp has served as our General Counsel and Secretary since November 2011. Mr. Repp has served as Global Deputy General Counsel for Jones Lang LaSalle since 2003 and Assistant Secretary for Jones Lang LaSalle since 2001. He also served as Assistant Global General Counsel of Jones Lang LaSalle from 2001 to 2003. Mr. Repp has also served as General Counsel and Secretary for LaSalle since 2003. Prior to joining Jones Lang LaSalle, Mr. Repp held various positions with Outboard Marine Corporation, a publicly traded, NYSE listed global manufacturer and distributor of marine and marine related products, including Assistant General Counsel and Assistant Secretary. Mr. Repp holds a J.D. from Northern Illinois University College of Law and a B.S. from Western Illinois University.

Jonathan B. Bulkeley has served as one of our directors since 2004 and our Lead Independent Director since April 2012. Mr. Bulkeley has been the Chief Executive Officer of Scanbuy, a wireless software company, since February 2006. Mr. Bulkeley founded

Blue Square Capital Management, LLC in March 2009 and has served as its Chief Investment Officer since its inception. Prior to Scanbuy, Mr. Bulkeley was an owner of Achilles Partners, an advisory firm, from 2002 to 2006. Mr. Bulkeley served as Chairman and Chief Executive Officer of Lifeminders, an online direct marketing company, from February 2001 until Lifeminders was sold in October 2001. Mr. Bulkeley was the Chief Executive Officer of barnesandnoble.com from 1998 to 2000. From 1993 to 1998, Mr. Bulkeley worked for America Online, where he served as managing director of the company’s joint venture with Bertelsmann Online in the United Kingdom and as Vice President of Business Development and General Manager of Media. Before joining America Online, Mr. Bulkeley spent eight years at Time Inc. in a variety of roles, including Director of Marketing and Development for Money magazine. Mr. Bulkeley also serves (or served) as a director of Excelsior Absolute Return Fund of Funds Master Fund, LLC from its inception in 2003 until its dissolution in June 2010, Excelsior Absolute Return Fund of Funds, LLC (from its inception in June 2003 until its dissolution in June 2010), UST Global Private Markets Fund, LLC (since its inception in July 2008) and Excelsior Buyout Investors, LLC (since its inception in May 2003), each of which is (or was) registered under the Investment Company Act. In addition, Mr. Bulkeley serves on the advisory boards of three private equity funds: The Jordan Edminston Venture Fund in New York, Elderstreet Capital Partners in London and Jerusalem Global Venture Partners in Israel. Mr. Bulkeley has served previously as non-executive Chairman of QXL Ricardo plc, its non-executive Vice Chairman of Edgar Online, Chairman of Logikeep, Chairman of the Yale Alumni magazine and as a director of Global Commerce Zone, The Readers Digest Association, Instant Dx, Cross Media Marketing Corp and the Hotchkiss School. Mr. Bulkeley has served on the board of directors DEX One Corporation, a public reporting company and successor to R.H. Donnelly Corporation, since January 2010, and has served on the board of directors of Spark Networks, Inc., a public reporting company, since September 2006. Mr. Bulkeley holds a B.A. in African Studies from Yale University.

Thomas F. McDevitt has served as one of our directors since December 2004 and our Chairman of the Board from 2004 to November 2011. Mr. McDevitt is the Managing Partner of Edgewood Capital Partners, an investment firm that makes and manages investments in the real estate and mortgage arenas. Prior to founding Edgewood Capital Partners in 2002, Mr. McDevitt was a Managing Director in charge of the Large Loan ($30 million to $100 million) Commercial Mortgage Backed Securitization Group at Societe Generale. He was also a founder and Managing Partner of Meenan, McDevitt & Co., a broker-dealer and investment banking firm, from 1991 until it was sold to Societe Generale in 1998. From 1988 to 1991, Mr. McDevitt managed the commercial mortgage syndication desk at Citibank, and from 1984 to 1987, he was responsible for commercial mortgage sales in the Mid-Atlantic region of the United States at Citibank. Mr. McDevitt also serves (or served) as a director of: Excelsior Absolute Return Fund of Funds Master Fund, LLC (from its inception in 2003 until its dissolution in June 2010), Excelsior Absolute Return Fund of Funds, LLC (from its inception in 2003 until its dissolution in June 2010), UST Global Private Markets Fund, LLC (since its inception in July 2008) and Excelsior Buyout Investors, LLC (since its inception in May 2003), each of which is (or was) registered under the Investment Company Act. He was also a director of Quadra Realty Trust, Inc. from 2007 to March 2008, which, prior to being acquired in March 2008, was a publicly traded REIT listed on the New York Stock Exchange (the “NYSE”). Mr. McDevitt holds an M.B.A. from the Amos Tuck School of Business at Dartmouth College and an A.B. from Harvard College.

Virginia G. Breen has served as one of our directors since 2004. Ms. Breen is a partner of Chelsea Partners since 2011. She was a partner and co-founder of Blue Rock Capital, a private equity fund focused on investing in early-stage information technology and service businesses from 1995 to September 2011. She was a partner of the Sienna Limited Partnership IV, L.P., which focuses on investing in early and expansion-stage private companies in consumer products, information technology and business service from 2003 to December 2011. Previously, Ms. Breen was a Vice President with the Sprout Group, the venture capital affiliate of Donaldson, Lufkin & Jenrette (now Credit Suisse), where she worked from 1988 to 1995. Ms. Breen was an Investment Analyst with Donaldson, Lufkin & Jenrette’s Investment Banking Group, prior to which she worked as a Systems Analyst and Product Marketing Engineer for Hewlett-Packard. Ms. Breen also serves (or served) as a director of Excelsior Absolute Return Fund of Funds Master Fund, LLC (since its inception in 2003 until its dissolution in June 2010), Excelsior Absolute Return Fund of Funds, LLC (since its inception in June 2003 until its dissolution in June 2010), UST Global Private Markets Fund, LLC (since its inception in July 2008) and Excelsior Buyout Investors, LLC (since its inception in May 2003). Ms. Breen also serves on the board of managers of: O’Connor Fund of Funds: Long/Short Credit Strategies LLC (formerly, UBS Credit Recovery Fund, L.L.C.) (since June 2008), UBS Equity Opportunity Fund, L.L.C.) (since May 2008), O’Connor Fund of Funds: Equity Opportunity LLC (formerly, UBS Equity Opportunity Fund II, L.L.C.) (since May 2008), O’Connor Fund of Funds: Event LLC (formerly, UBS Event Fund, L.L.C.) (since May 2008), O’Connor Fund of Funds: Long/Short Equity Strategies LLC (formerly, UBS M2 Fund, L.L.C.) (since August 2008), UBS Multi-Strat Fund, L.L.C. (since May 2008), O’Connor Fund of Funds: Technology LLC (formerly, UBS Technology Partners, L.L.C.) (since May 2008), UBS Eucalyptus Fund, L.L.C. (since May 2008), UBS Juniper Crossover Fund, L.L.C. (since June 2008), UBS Tamarack International Fund, L.L.C. (since May 2008) and UBS Willow Fund, L.L.C. (since May 2008), each of which is (or was) registered under the Investment Company Act. Since 2001, Ms. Breen also has served as a director of ModusLink Global Solutions, Inc., a public company listed on the Nasdaq Global Select Market. Ms. Breen holds an M.B.A. from Columbia University and an A.B. from Harvard College.

Peter H. Schaff has served as one of our directors since 2004. Mr. Schaff has served as an International Director and the Regional Chief Executive Officer of LaSalle’s North American Private Equity business since 2005. He serves on LaSalle’s North American Private Equity Investment and Allocation Committees and also on its Global Management Committee. Since joining LaSalle in 1984, Mr. Schaff has had extensive experience in all aspects of institutional real estate investment management, including acquisitions, joint ventures, financings, redevelopments, and dispositions. Prior to joining LaSalle, Mr. Schaff was a Banking Officer of Continental Illinois National Bank. Mr. Schaff is a member of the Urban Land Institute and PREA. Mr. Schaff serves as a director of various private REITs sponsored by LaSalle. Mr. Schaff holds an M.B.A. from the Booth School of Business at the University of Chicago and a B.A. from Stanford University.

Director Qualifications, Experience, Attributes and Skills

Our board of directors believes that the significance of each director’s qualifications, experience, attributes and skills is particular to that individual, meaning that there is no single test applicable to all director candidates. The effectiveness of the board is best evaluated as a group of directors, rather than at an individual director level. As a result, our board has not established specific minimum qualifications that must be met by each individual wishing to serve as a director. When evaluating candidates for a position on our board of directors, the board considers the potential impact of the candidate, along with his or her particular experiences, on the board as a whole. The diversity of a candidate’s background or experiences, when considered in comparison to the background and experiences of other members of the board of directors, may or may not impact the board’s view as to the candidate. In evaluating director candidates, our board considers all factors that it deems relevant.

In conducting its annual self-assessment, our board of directors determined that each director has the qualifications, experience, attributes and skills appropriate to continue their service as a director of our company in view of our business and structure. In addition to a demonstrated record of business and professional accomplishment, each of our directors has substantial experience serving on boards, including our board and boards of other organizations. Each of our directors has gained substantial insight as to the operation of our company and has demonstrated a commitment to discharging their oversight responsibilities as directors.

Each director was nominated to our board of directors on the basis of the unique skills he or she brings to our board, as well as how such skills collectively enhance our board. On an individual basis:

•

Lynn C. Thurber has significant experience in global institutional real estate investment management, including executive management of a global investment advisor, sourcing and negotiating property acquisitions, forming joint ventures with real estate operating companies, negotiating debt financings, undertaking property redevelopments and executing property dispositions. Ms. Thurber also has substantial board experience, including as a director of a publicly traded REIT and other real estate companies.

•

Thomas F. McDevitt has substantial real estate and mortgage investment experience, including his experience with commercial mortgage-backed securitizations, commercial mortgage syndications and investment banking. He also has substantial board experience, including as a director of a publicly traded REIT.

•	Virginia G. Breen has substantial private equity experience as well as substantial board experience, including board experience with alternative investment funds and a public company.

•

Jonathan B. Bulkeley has executive experience with a number of entities, including public companies and hedge funds, as well as substantial board experience, including board experience with private equity funds and a public company.

•

Peter H. Schaff has significant experience in institutional real estate investment management, including sourcing and negotiating property acquisitions, forming joint ventures with real estate operating companies, negotiating debt financings, undertaking property redevelopments, executing property dispositions and serving on boards of public and private REITs.

The information above is not exclusive. When considering a director, our board of directors considers many intangible elements, such as intelligence, integrity, work ethic and the ability to work with other directors, communicate effectively, exercise judgment, ask incisive questions and commitment to stockholder interests.

Director Independence

Our board of directors has affirmatively determined that Ms. Breen, Mr. Bulkeley and Mr. McDevitt are “independent directors” within the meaning of the NYSE listing standards.

Committees

Our board of directors has one permanent committee, the Audit Committee. The Audit Committee’s primary function is to assist our board of directors in fulfilling its responsibility to oversee the quality and integrity of our financial reporting and the audits of our financial statements. The Audit Committee is comprised of all of our independent directors, and its duties include the appointment, retention and oversight of our independent registered public accounting firm. Ms. Breen, Mr. Bulkeley and Mr. McDevitt, each of whom meets the qualifications for audit committee independence under the rules of the NYSE, have been appointed to serve as members of the Audit Committee. Mr. Bulkeley serves as the Chairperson of the Audit Committee, and our board of directors has determined that Ms. Breen and Mr. Bulkeley each qualify as an “audit committee financial expert” as that term is defined by SEC rules. The Audit Committee must have at least three members and be comprised solely of members of our board of directors that meet the independence criteria of the NYSE for audit committee members. These requirements are more stringent than the general criteria for independent directors under the rules of the NYSE.

On November 14, 2011, our board of directors adopted an amendment and restatement to the Audit Committee Charter. The amended and restated Audit Committee charter, which details the functions of the Audit Committee, is available on our website, www.lasalle.com/JLLIPT.

We do not have a compensation committee because we do not compensate our executive officers or affiliated directors. Recommendations with respect to compensation of our independent directors are made by our board of directors.

Our board of directors believes that each director should be nominated by our full board, which must be comprised of a majority of independent directors, rather than a committee thereof. As a result, we do not have a nominating committee.

Code of Ethics

Our board of directors has adopted a Code of Ethics that applies to each of our directors, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our Code of Ethics is available on our website, www.lasalle.com/JLLIPT. Stockholders may also request a copy of the Code of Ethics, which will be provided without charge, by writing to Jones Lang LaSalle Income Property Trust, Inc. at 200 East Randolph Drive, Chicago, Illinois 60601, Attention: Secretary. If, in the future, we amend, modify or waive a provision in the Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our shares and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements were complied with during our fiscal year ended December 31, 2011, except that one Form 3 report for each of Messrs. Swaringen, Falk and Repp were not timely filed.

Item 11.	Executive Compensation.

We do not compensate our executive officers and have no employees as all of our day-to-day operations are managed by LaSalle, as our advisor and manager. Furthermore, we do not have any stock based compensation plans. See “Transactions with Related Persons and Certain Control Persons” below for descriptions of the management agreement by and between us and LaSalle (the “Management Agreement”) and the investment advisory agreement by and between us and LaSalle (the “Advisory Agreement”).

Director Compensation

The following director compensation table sets forth the compensation paid to our independent directors in fiscal year 2011 for services to us. Affiliated directors are not compensated by us for their service on our board of directors. All compensation was paid in cash.

Name	Fees Earned or Paid in Cash
Virginia G. Breen	$53,500
Jonathan B. Bulkeley	$54,500
Thomas F. McDevitt (Chairman for part of 2011)	$56,000

The independent directors other than the Chairman receive $2,000 and the Chairman, if independent, receives $2,500 for each quarterly board meeting attended in person. Each independent director receives $1,000 for each quarterly meeting attended by telephone. Each independent director also receives $1,000 for each special meeting attended.

For the year ended December 31, 2011, Ms. Breen received an annual retainer of $40,000 and Mr. Bulkeley, as Chairman of the Audit Committee, and Mr. McDevitt, as Chairman of our board of directors, each received an annual retainer of $41,000 for their services.

All directors may be reimbursed for expenses of attendance, if any, at each annual, regular or special meeting of our board of directors or of any committee thereof and for their expenses, if any, in connection with each property visit and any other service or activity they perform or engage in as directors.

Each Audit Committee member receives $750 for each quarterly or special Audit Committee meeting attended. In addition, the Chairperson of the Audit Committee receives an annual retainer of $1,000 for his services.

Our board of directors is responsible for determining the form and amount of compensation that is paid to our independent directors. In addition, our executive officers may make recommendations regarding the compensation level for the independent directors and provide comparison data. Our board of directors periodically assesses the level of independent director compensation, taking into account the responsibilities and duties of the independent directors and the time required to perform those duties. In determining the level of independent director compensation, our board of directors attempts to be consistent with market practices, but does not set compensation at a level that would call into question the independent directors’ objectivity.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our executive officers are compensated by LaSalle and not by us. In 2011, our entire board of directors determined the compensation of our independent directors. As noted above, we have no employees. During the fiscal year ended December 31, 2011, none of our executive officers served as:

•

a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; or

•	a director of another entity, one of whose executive officers served on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table shows the beneficial ownership of shares of our common stock as of April 30, 2012 by:

•	each of our directors;

•	each of our current executive officers and each person who served as our principal executive officer or principal financial officer at any time during 2011; and

•	all of our current directors and executive officers as a group.

To our knowledge, there is no person, or group of affiliated persons, that beneficially owns more than five percent of our common stock. Information with respect to beneficial ownership has been furnished by each director and officer.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. The address for each of the persons listed in the table below is c/o Jones Lang LaSalle Income Property Trust, Inc., 200 East Randolph Drive, Chicago, Illinois 60601.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Common Stock
Directors and Executive Officers:
Lynn C. Thurber	0	0%
Thomas F. McDevitt	0	0
Virginia G. Breen	0	0
Jonathan B. Bulkeley	0	0
Peter H. Schaff	0	0
James D. Bowden	0	0
Steven L. Suss	0	0
C. Allan Swaringen	435	<1
Gregory A. Falk	0	0
Gordon G. Repp	0	0
All current executive officers and directors as a group (8 persons)	435	<1

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We are externally advised and managed by LaSalle, our advisor and manager, which is responsible for the management, acquisition, disposal, leasing, maintenance and insurance for all our real estate investments. LaSalle’s executive offices are located at 200 East Randolph Drive, Chicago, Illinois 60601. LaSalle’s telephone number is (312) 782-5800. Mr. Schaff, one of our directors, Mr. Swaringen, our Chief Executive Officer, Mr. Falk, our Chief Financial Officer, and Mr. Repp, our General Counsel and Secretary, are all employees of LaSalle, and Ms. Thurber, our Chairman of the Board, is the non-executive Chairman of LaSalle. We have and will continue to have certain relationships with LaSalle and its affiliates. However, there have been no direct financial transactions since January 1, 2011 between us and our directors and officers or the directors and officers of LaSalle.

Management Agreement

We are managed by LaSalle pursuant to the Management Agreement. Prior to November 14, 2011, we were managed by Bank of America Capital Advisors LLC (the “Former Manager”), a registered investment adviser with the SEC, that had responsibility for our management and administration pursuant to the Management Agreement. On November 14, 2011, the Former Manager assigned its right, duties and obligations as our manager under the Management Agreement to LaSalle, and the Former Manager no longer has responsibilities for the management of our company. Each of our former executive officers, including Messrs. Bowden and Suss, are employed by the former manager or its affiliates, and each of our current executive officers, including Messrs. Swaringen, Falk and Repp, are employed by LaSalle.

•	LaSalle provides us with certain management, administrative and other services, including, without limitation;

•

monitoring our compliance with regulatory requirements (including, without limitation, applicable REIT and ERISA requirements) other than those requirements with respect to which compliance responsibility has been delegated to the advisor pursuant to the terms of the Advisory Agreement, and with our investment guidelines;

•	reviewing any working capital credit facility arranged by the advisor and making recommendations to our board of directors with respect thereto;

•	reviewing and arranging for payment of our expenses;

•	supervising the entities which are retained by us to provide administration, custody and other services to it (other than the advisor);

•

reviewing any services arrangements with Affiliates (as defined in the Management Agreement) of LaSalle and other potential conflict of interest transactions and taking such action with respect thereto as provided under the Advisory Agreement and consistent with our best interests;

•	assisting in the preparation, review and filing of regulatory filings with the SEC and state securities regulators and other federal and state regulatory authorities;

•	implementing and maintaining a process regarding investor qualification;

•	monitoring relations and communications between investors and us;

•	handling investor inquiries regarding us and providing investors with information concerning their investments in us and capital account balances;

•	providing the services of persons employed by LaSalle or its Affiliates who may be appointed as officers by our board of directors;

•

assisting us in routine regulatory examinations, and working closely with any counsel retained to represent us or members of our board of directors in connection with any litigation, investigations or regulatory matters;

•	overseeing of the financial statement preparation process and calculation of share value; and

•	reviewing of the financial position and results of operations.

Management Fee

LaSalle receives a fee in consideration for the management services it provides to us. On March 12, 2010, our board of directors approved a reduction in the Manager Fixed Portion (as defined in the Management Agreement) paid to the manager from 0.75% of our net asset value (“NAV”), to 0.10% of NAV, which resulted in a reduction of the total annual fixed fee paid by us to LaSalle, pursuant to the Management Agreement, from 1.5% of NAV to 0.85% of NAV. In addition, LaSalle has forgone its participation in the Manager Variable Portion (as defined in the Management Agreement), and the aggregate annual variable fee will be reduced by that amount. The fee reductions were retroactive to January 1, 2010 and are for an indefinite period. LaSalle, with the prior approval of the Board, may discontinue either waiver at any time. Otherwise, the Management Agreement continues in effect in all material respects.

The Variable Fee Base Amount expressed as a percentage of our NAV at the end of each calendar quarter (the “Manager Applicable Percentage”) is set forth in the table below.

NAV	Manager Applicable Percentage
Less than $100 million	0.00%
$100 million or more and less than $250 million	0.19
$250 million or more and less than $400 million	0.37
$400 million or more and less than $550 million	0.75
$550 million or more and less than $700 million	1.12
$700 million or more and less than $850 million	1.50
$850 million or more	1.87

The Variable Fee Base Amount is meant to reflect our ability to generate cash from normal operations for purposes of calculating certain management and advisory fees, and it is not intended to be an actual measure of cash available for distributions. It is calculated beginning with our net income from assets under management of the advisor for the fiscal period (the “Managed Assets”) as calculated under accounting principles generally accepted in the United States (“ GAAP”), consistently applied (which includes deduction of the fixed portions of the management and advisory fees), and adjusted for the following factors (without duplication):

•	add back depreciation of assets;

•	add back amortization of intangibles;

•	add back depreciation of tenant improvements and tenant allowances;

•	add back amortization of deferred leasing costs and deferred financing costs;

•

subtract capitalized expenditures related to the normal and recurring operations and maintenance of the real estate investments (e.g., building improvements, leasehold improvements, property leasing expenditures and land improvements);

•	subtract gains and add back losses from sales of real estate investments;

•	add back the variable portion of LaSalle’s asset management fee and the variable portion of the LaSalle’s management fee;

•	subtract gains and add back expenses for changes in accounting methodology;

•	subtract income caused by straight-lining of rental income and add back expense from the straight-lining of interest expense (including straight-lining of lease termination payments);

•	subtract gains and add back losses of hedging through derivatives;

•	add back the effects of impairment (pursuant to FAS 144);

•	subtract gains and add back losses from extraordinary items;

•	adjust our income from unconsolidated joint ventures and discontinued operations, and expenses from minority interests, in the same manner described above; and

•

add back/subtract other adjustments to/from GAAP net income that more appropriately “follow the cash” generated by the investments (examples include preferred returns, guaranteed returns, rebates of real estate tax expense, etc.) plus any deductions from the cash generated by the investments for non-operating items (for example, our proportionate share of principal payments on debt).

Other modifications to net income may be made by LaSalle to cause the Variable Fee Base Amount to better reflect normal cash flow from operation of Managed Assets, as defined in the Management Agreement, on a consistent basis. If the method of calculation of our net income is altered under GAAP, appropriate modifications shall be made to this definition to make such changes immaterial to the calculation of Variable Fee Base Amount. Repayments or payoffs of debt principal are not deducted from the Variable Fee Base Amount.

The Manager Fixed Portion shall be paid quarterly in arrears on the fifth business day after the end of the quarter for which the services are rendered. The Manager Variable Portion shall be paid within ten days after calculation of the Variable Fee Base Amount for the applicable quarter.

Expiration and Termination of the Management Agreement

The term of the Management Agreement will expire on December 24, 2014. The independent directors may terminate LaSalle at any time for “cause” in the event of LaSalle’s:

•	bankruptcy;

•	negligence which materially and adversely affects us;

•	willful misconduct or fraud in connection with the LaSalle’s duties under the Management Agreement;

•	uncured breach of the Management Agreement; or

•

conviction of, or guilty plea to, a felony related to the investment business, which, in the determination of our board of directors, has had a material adverse effect on the reputation of LaSalle in the market for real estate investment funds or certain regulatory sanctions involving our investment advisory business.

Fees and Expenses Paid to the Former Manager and the Manager

The following table sets forth the fees paid to the Former Manager and LaSalle, as our current manager, pursuant to the Management Agreement for the year ended December 31, 2011.

Year ended December 31, 2011

Former Manager:
Fixed management fee	$182,201
Variable management fee	—

LaSalle:
Fixed management fee	$28,354
Variable management fee	—

Other Transactions with Affiliates of the Former Manager

The Former Manager is a wholly-owned, indirect subsidiary of Bank of America Corporation (“BAC”). We have mortgage notes payable to affiliates of BAC collateralized by certain of our properties, including Monument IV at Worldgate and Station Nine Apartments.

Advisory Agreement

On December 23, 2004, we entered into the Advisory Agreement with a predecessor to the Former Manager and LaSalle, with LaSalle as the advisor. On November 14, 2011, our board of directors approved a transfer of our Former Manager’s rights and obligations under the Advisory Agreement to LaSalle. As a result, LaSalle acts as our primary investment advisor. Our advisor has broad discretion with respect to our real estate investments over which it has management authority, including, without limitation, all acquisition, disposition and financing decisions. Currently, our advisor has management authority over all of our real estate investments. Our advisor regularly reports to our board of directors regarding our investment activities and performance. The board of directors periodically reviews our overall portfolio and performance, but does not have authority or discretion with regard to particular investment decisions.

Asset Management Fee

We pay our advisor an annual asset management fee as follows:

•

an amount equal to 0.75% of the NAV attributable to the Managed Assets (i.e., our NAV determined without regard to the value of any investment managed by an advisor other than LaSalle or any debt or other liability attributable thereto) as of the beginning of each calendar quarter to which such fee relates, plus any additional amount attributable to the receipt of funds into our operating account during the quarter from the sale of shares, calculated on a weighted average basis taking into account the timing of the receipt of such funds during such quarter (the “Advisor Fixed Portion”); and

•	an amount equal to the Advisor Applicable Percentage (as defined below) of the Variable Fee Base Amount, as of the end of each quarter (the “Advisor Variable Portion”).

NAV	Advisor Applicable Percentage (1)
Less than $100 million	7.50%
$100 million or more and less than $250 million	7.31
$250 million or more and less than $400 million	7.13
$400 million or more and less than $550 million	6.75
$550 million or more and less than $700 million	6.38
$700 million or more and less than $850 million	6.00
$850 million or more	5.63

(1)	The “Advisor Applicable Percentage” means, as of the end of each calendar quarter, the percentage of the Variable Fee Base Amount as of the end of such quarter.

The Advisor Fixed Portion must be paid quarterly in arrears on the fifth business day after the end of the quarter for which the services are rendered. The Advisor Variable Portion must be paid within ten days after calculation of the Variable Fee Base Amount for the applicable quarter.

Acquisition Fee

We pay LaSalle an acquisition fee equal to 0.50% of the acquisition cost of each real estate investment we acquire. The acquisition cost of a real estate investment includes the acquisition price stated in the acquisition agreement (inclusive of all potential earnouts) together with loan fees attributable to such acquisition, but excludes adjustments for prorations. With respect to real estate investments that are acquired with the intent to perform development or redevelopment as part of the acquisition strategy, acquisition cost includes all costs (including interest and loan fees) related to the real estate investment that are budgeted in connection with the development or redevelopment of the real estate investment, including without limitation, the total amount of hard and soft costs related to construction, development or renovation of buildings (including all construction period taxes, assessments and insurance), costs of fixtures and equipment (including rental equipment) used to construct or operate the property, costs of the installation of permanent improvements in or on the property’s buildings or land (including tenant improvement costs, site work, paving and landscaping), estimated fees and earnouts to developers, fees and cost reimbursements of architects, contractors, engineers, environmental and other consultants, amounts payable to government authorities, third-party marketing expenses (including leasing commissions and finders fees), and costs of bonds or letters of credit. Acquisition costs exclude due diligence expenses and legal fees incurred in connection with the acquisition or financing of the real estate investment. The acquisition fee must be paid upon the closing of the acquisition of each real estate investment.

Expiration and Termination of the Advisory Agreement

The Advisory Agreement’s term will expire on December 23, 2014, subject to termination as set forth below or resignation by the advisor upon 180 days written notice to our board of directors. Following the first renewal term, the Advisory Agreement will be automatically renewed for succeeding five year terms unless our independent directors elect not to renew the Advisory Agreement.

LaSalle may terminate the Advisory Agreement in the event that we: (i) default in any of our material obligations under the Advisory Agreement, which default is not cured within 30 days after written notice from LaSalle, or (ii) become a party to bankruptcy or insolvency proceedings which, if involuntary, are not dismissed within ninety (90) days.

Fees and Reimbursements Paid to Our Advisor

The following table sets forth the fees paid, and the amount of expenses reimbursed, to our advisor pursuant to the Advisory Agreement for the year ended December 31, 2011.

Year ended December 31, 2011

Fixed advisor fee	$1,579,170
Variable advisor fee	1,016,598
Acquisition fees	—
Reimbursement for out-of-pocket acquisition expenses	—

Property Management, Leasing and Loan Placement Fees

For certain real estate investments, LaSalle has selected Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of LaSalle, to provide property management services. The decision on which property manager we hire is based upon the property type, the property manager’s expertise and fee and its ability to provide a cost-effective internal control environment that will meet the requirements of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”). As of December 31, 2011, JLL Americas provided property management services for six properties. The remaining 30 properties were managed by property managers not affiliated with LaSalle. We have also engaged and paid fees to JLL Americas to perform loan placement services for us in the past, and we may use JLL Americas in the future to perform similar loan placement services. During the year ended December 31, 2011, JLL Americas was not hired to perform loan placement services. JLL Americas has also been retained to perform leasing services for two properties on a contingent fee basis.

Fees and Expenses Paid to JLL Americas

The following table sets forth the fees paid to JLL Americas for the year ended December 31, 2011.

Year ended December 31, 2011

Property management fees	$186,449
Loan placement services	—
Leasing services	266,642

Conflicts of Interest with LaSalle and its Affiliates

Conflicts of interest may arise between LaSalle, as our advisor and manager, and us with respect to our management. It is anticipated that the officers and employees of LaSalle will devote as much time to us as necessary to effectively manage our operations. LaSalle and its affiliates engage in a broad spectrum of activities including financial advisory activities, and have extensive investment activities that are independent from, and may from time to time conflict with, our investment activities. In the future, there might arise instances where the interests of LaSalle conflict with our interests and/or the interests of our stockholders. Subject to specified exceptions, the advisor may engage in transactions with, provide services to, invest in, advise, sponsor and/or act as investment manager to portfolio companies, investment vehicles and other persons or entities (including our prospective investors) that may have similar structures and investment objectives and policies to ours and that may compete with us for investment opportunities. LaSalle, its affiliates and their respective clients may invest in investments that would be appropriate for us and may compete with us for such investment opportunities and may invest in investments that are senior or junior to, or have rights and interests different from or adverse to, our investment opportunities. LaSalle’s interests in such investments may conflict with our interests in related investments at the time of origination or in the event of default or work out of the investment.

The Management Agreement and the Advisory Agreement each provide that LaSalle may cause us to enter into transactions with affiliates of LaSalle for the provision of certain services by such affiliates (a “LIM Affiliate Arrangement”). These transactions are all presented to and ratified by our Audit Committee. Notwithstanding the foregoing, the Management Agreement provides that LaSalle shall not permit us to enter into a LIM Affiliate Arrangement unless (i) the fees or other compensation charged to us for services provided by affiliates of LaSalle do not exceed the fees or other compensation available in the relevant market in an arm’s-length transaction with an independent third party, (ii) the agreements governing the relationship contain standard arm’s-length contract terms in relation to the relevant market and (iii) the affiliate providing such services has sufficient experience and qualifications to perform such services at a level of quality comparable to the quality of similar services available from non-affiliates in the relevant geographical area. Our board of directors may determine whether (i), (ii) or (iii) above have been complied with, and if not, may cause the LaSalle to terminate the LIM Affiliate Arrangement.

The Management Agreement and the Advisory Agreement also each provide that if the engagement of any party (including any affiliate) to provide additional services involves a material conflict of interest on the part of LaSalle or any affiliate of LaSalle which is known by LaSalle, whether arising out of a pecuniary interest or a material relationship (in the case of an affiliate of LaSalle, a conflict above and beyond the mere hiring of the affiliate), then LaSalle shall notify our board of directors of such conflict of interest and describe the material facts relating thereto. These transactions are all presented to and ratified by our Audit Committee. In the case of any such conflict of interest, our board of directors may require LaSalle to terminate the engagement of the provider of additional services upon reasonable prior notice if our board of directors determines that such engagement adversely affects us.

Furthermore, the Advisory Agreement provides that LaSalle shall not cause us to enter into any purchase or sale of property or, directly or indirectly, any other equity or debt acquisition, disposition, or lending transaction with LaSalle or any affiliate of LaSalle, or any account managed or advised by LaSalle or any affiliate of LaSalle, without our prior written approval. However, the Advisory Agreement permits LaSalle to cause us to enter into a transaction with an account managed or advised by LaSalle or its affiliate as to properties or matters in which LaSalle or its affiliate are not involved without our prior written approval if it provides prior written notice to us of any such transaction. In addition, LaSalle is required to notify us promptly of any transaction or proposed transaction that, to its knowledge, involves a material conflict between our interests, on the one hand, and the interests of LaSalle or any account managed or advised by LaSalle, on the other hand.

LaSalle will allocate investment opportunities suitable for us or for other persons, including LaSalle or an affiliate of LaSalle or an account managed or advised by LaSalle or an affiliate of LaSalle, in accordance with an equitable and reasonable allocation procedure consistent with LaSalle’s fiduciary duty to us and with due regard to our investment objectives and the characteristics of the specific investment. LaSalle’s allocation procedure provides that investments identified by it that are appropriate for more than one client of LaSalle are allocated on a rotational basis such that the client that has had the greatest amount of time pass since its last closed investment receives priority in the rotation over the other eligible client(s).

Co-Investment

Through LaSalle Investment Company (“LIC”) a fully discretionary co-investment vehicle managed by LaSalle or one of its affiliates, LaSalle has agreed to maintain its $10.0 million investment in us until the earlier of the termination of its engagement as our advisor or December 23, 2014. Other than dividends paid to all stockholders generally, LIC did not receive any distributions on its 100,000 shares during the year ended December 31, 2011. In addition, on November 11, 2011, Jones Lang LaSalle Co-Investment, Inc., a wholly owned subsidiary of Jones Lang LaSalle, purchased 3,731 undesignated shares of our common stock for total cash consideration of $200,000.

LaSalle Investment Company II B Limited Partnership, an affiliate of LaSalle, executed a commitment letter on November 14, 2011 to purchase $50,000,000 in shares of our common stock at a purchase price equal to our NAV per share before our public offering is initially declared effective by the SEC.

Joint Venture Interest

In 2007 and 2008, we acquired 78% interests in six student oriented apartment communities. The gross purchase price for the six apartment communities was approximately $223.2 million, of which our share was approximately $174.1 million. Five of the apartment communities were acquired using proceeds from five cross-collateralized loans totaling $116.3 million, fixed-rate for seven years at 5.57%, interest only for the first two years. The sixth property was acquired with an in-place mortgage loan of $33.5 million, fixed rate at 5.95%, maturing in nine years, interest only due for the first five years. The 22% interest owner for each of these six student housing apartment communities is an investment fund advised by LaSalle and in which the parent company of LaSalle owns a minority interest. The joint venture agreements were executed with customary business terms that provide for the sharing of net income or loss and cash flow based on each owner’s ownership percentage.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to its charter, the Audit Committee is required to review all related party transactions except LIM Affiliate Arrangements (see “Transactions With Related Persons and Certain Control Persons—Conflicts of Interest With LaSalle and its Affiliates” above), which shall be reviewed to the extent provided in the Advisory Agreement. To date, we have not had any related party transactions other than LIM Affiliate Arrangements with affiliates of LaSalle, which, as noted above, are governed by the terms of the Advisory Agreement and the Management Agreement and do not implicate the provisions of Item 404(a) of Regulation S-K. For information concerning our policies with respect to conflicts of interest involving LaSalle, see “Conflicts of Interest with LaSalle and its Affiliates” above. The Audit Committee has not adopted specific standards relating to the review of related party transactions not involving LaSalle.

Item 14.	Principal Accounting Fees and Services.

On March 15, 2012, the Audit Committee accepted the resignation of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm. PwC’s report on our financial statements for the years ended December 31, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years ended December 31, 2011 and 2010 and the subsequent interim period through March 15, 2012, we did not have any disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During this period, there have been no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Effective as of March 15, 2012, our Audit Committee selected KPMG to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2012.

Fees Paid to Independent Registered Public Accounting Firm

The following tables set forth the aggregate fees billed or to be billed to us for services performed for the fiscal years ended December 31, 2011 and 2010 by PwC.

	Fiscal Year Ended December 31
	2011	2010
Audit fees	$518,205	$618,150
Audit-related fees	37,874	—
Tax fees	—	—
All other fees	—	—

Total	$556,079	$618,150

Audit fees. The audit fees listed above relate to professional services rendered for their audit of our annual financial statements contained in our annual report, audits of certain of our consolidated and unconsolidated affiliates, reviews of the financial statements included in our Quarterly Reports on Form 10-Q and Section 404 of Sarbanes-Oxley and PwC’s issuance of attestation reports relating to our internal control over financial reporting.

Audit-related fees. The audit-related fees listed above relate to professional services rendered for assurance and related services that are reasonably related to the performance of the audit of our financial statements (other than the audit fees described above). For the year ended December 31, 2011, audit-related fees consisted of fees relating to consents required for the filing of documents with the SEC.

Audit Committee Pre-Approval Policies and Procedures

Except as set forth in our Audit Committee’s pre-approval policy described below, our Audit Committee must pre-approve all audit services and permissible non-audit services to be provided to us by the independent auditor. Our Audit Committee must also review and approve in advance any proposal that LaSalle, and any entity controlling, controlled by, or under common control with LaSalle that provides ongoing services to us (a “Service Affiliate”), employ the independent auditor to render non-audit services, if such engagement would relate directly to our operations and financial reporting. As a part of its review, our Audit Committee will consider whether the provision of such services impacts the auditors’ independence.

Our Audit Committee may delegate to one or more of its members (each, a “Delegate”) authority to pre-approve the independent auditor’s provision of audit services or permissible non-audit services to us, or the provision of non-audit services to LaSalle or a Service Affiliate. Any pre-approval determination made by a Delegate shall be presented to the full Audit Committee at its next meeting. Our Audit Committee will communicate any pre-approval made by it or a Delegate to LaSalle or a Service Affiliate, who will ensure that the appropriate disclosure is made in our periodic reports and other documents as required under the federal securities laws.

In addition, our board of directors has adopted the following pre-approval policy with respect to non-audit services. Pre-approval by our Audit Committee of non-audit services is not required so long as:

1.	(A) with respect to us, the amount of such permissible non-audit service provided to us constitutes no more than 5% of the total amount of revenues paid to the independent auditor by us during the fiscal year in which the services are provided; and (B) with respect to LaSalle or a Service Affiliate, the amount of any such non-audit service provided constitutes no more than 5% of the total amount of revenues paid to the independent auditor by us, LaSalle and any Service Affiliate during the fiscal year in which the services are provided; and

2.	such services under (1) above were not recognized by us at the time of the engagement to be non-audit services and such services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee or its Delegate(s) prior to the completion of the audit.

Since January 1, 2010, all audit and non-audit services performed by PwC for us, LaSalle and any Service Affiliates that required the pre-approval of our Audit Committee were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

31.1(1)	Certification of the Chief Executive Officer of Jones Lang LaSalle Income Property Trust, Inc. pursuant to Securities Exchange Act Rule 13a-14.

31.2(1)	Certification of the Chief Financial Officer of Jones Lang LaSalle Income Property Trust, Inc. pursuant to Securities Exchange Act Rule 13a-14.

32.1(1)	Statement of the Chief Executive Officer of Jones Lang LaSalle Income Property Trust, Inc. pursuant to §18 U.S.C. S. 1350.

32.2(1)	Statement of the Chief Financial Officer of Jones Lang LaSalle Income Property Trust, Inc. pursuant to §18 U.S.C. S. 1350.

(1)	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

By:	/s/ C. ALLAN SWARINGEN
C. Allan Swaringen President, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this amended Registration Statement has been signed by the following persons in the capacities and on the dates as indicated.

	Name	Title	Date

	/s/ C. ALLAN SWARINGEN	President, Chief Executive Officer	April 30, 2012
	C. Allan Swaringen	(Principal Executive Officer)

	/s/ GREGORY A. FALK	Chief Financial Officer and Treasurer	April 30, 2012
	Gregory A. Falk	(Principal Financial Officer and Accounting Officer)

	*	General Counsel and Secretary	April 30, 2012
Gordon G. Repp

	*	Chairman of the Board of Directors, Director	April 30, 2012
Lynn C. Thurber

	*	Director	April 30, 2012
Thomas F. McDevitt

	*	Director	April 30, 2012
Virginia G. Breen

	*	Director	April 30, 2012
Jonathan B. Bulkeley

	*	Director	April 30, 2012
Peter H. Schaff

By:	/S/ C. ALLAN SWARINGEN	Attorney-in-Fact	April 30, 2012
C. Allan Swaringen