Form 10-Q
period 2012-03-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2012-05-10
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

200 East Randolph Drive, Chicago IL 60601

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 10, 2012 was 4,154,433.

Jones Lang LaSalle Income Property Trust, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $32,593 and $32,593, respectively)	$99,147	$107,171
Buildings and equipment (including from VIEs of $231,107 and $230,931, respectively)	647,283	691,457
Less accumulated depreciation (including from VIEs of $(23,592) and $(22,143), respectively)	(79,798)	(83,137)

Net property and equipment	666,632	715,491
Investments in unconsolidated real estate affiliates	26,365	26,184
Investments in real estate and other assets held for sale	5,282	—

Net investments in real estate	698,279	741,675
Cash and cash equivalents (including from VIEs of $3,836 and $2,462, respectively)	30,223	28,033
Restricted cash (including from VIEs of $2,941 and $2,936 respectively)	17,660	18,367
Tenant accounts receivable, net (including from VIEs of $1,186 and $1,025, respectively)	2,026	2,301
Deferred expenses, net (including from VIEs of $881 and $952, respectively)	4,188	4,875
Acquired intangible assets, net (including from VIEs of $4,931 and $5,058, respectively)	31,472	33,909
Deferred rent receivable, net (including from VIEs of $948 and $1,013, respectively)	4,614	4,772
Prepaid expenses and other assets (including from VIEs of $239 and $345, respectively)	755	1,118

TOTAL ASSETS	$789,217	$835,050

LIABILITIES AND EQUITY
Mortgage notes payable, net (including from VIEs of $189,158 and $189,695, respectively)	$525,143	$582,495
Liabilities held for sale	55	—
Accounts payable and other accrued expenses (including from VIEs of $2,790 and $2,709, respectively)	9,509	9,214
Distributions payable	2,281	—
Accrued interest (including from VIEs of $918 and $921, respectively)	5,462	4,265
Accrued real estate taxes (including from VIEs of $1,019 and $574, respectively)	2,574	1,132
Manager and advisor fees payable	730	648
Acquired intangible liabilities, net	5,911	6,217

TOTAL LIABILITIES	551,665	603,971
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,147,140 shares issued and outstanding at March 31, 2012 and December 31, 2011	41	41
Additional paid-in capital	453,861	453,861
Accumulated other comprehensive income	504	322
Distributions to stockholders	(82,917)	(80,636)
Accumulated deficit	(144,745)	(153,327)

Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	226,744	220,261

Noncontrolling interests	10,808	10,818

Total equity	237,552	231,079

TOTAL LIABILITIES AND EQUITY	$789,217	$835,050

The abbreviation “VIEs” above means Variable Interest Entities.

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

$ in thousands, except per share amounts

(Unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Revenues:
Minimum rents	$17,680	$18,204
Tenant recoveries and other rental income	3,962	3,841

Total revenues	21,642	22,045
Operating expenses:
Real estate taxes	2,487	2,357
Property operating	5,594	5,317
Manager and advisor fees	730	788
Company level expenses	651	387
Provision for doubtful accounts	151	314
General and administrative	222	165
Depreciation and amortization	5,326	5,958

Total operating expenses	15,161	15,286

Operating income	6,481	6,759
Other expenses:
Interest expense	(8,547)	(7,475)
Equity in income (loss) of unconsolidated real estate affiliates	176	(640)

Total other expenses	(8,371)	(8,115)

Loss from continuing operations	(1,890)	(1,356)
Discontinued operations:
(Loss) income from discontinued operations	(1,227)	217
Gain on transfer of property and extinguishment of debt	11,791	—

Total income from discontinued operations	10,564	217

Net income (loss)	8,674	(1,139)

Plus: Net (income) loss attributable to the noncontrolling interests	(92)	4

Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc	8,582	(1,135)
Other comprehensive income:
Foreign currency translation adjustment	182	334

Total other comprehensive income	182	334

Net comprehensive income (loss)	$8,764	$(801)

Net loss from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.48)	$(0.32)
Total income from discontinued operations per share-basic and diluted	2.55	.05
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$2.07	$(0.27)

Weighted average common stock outstanding-basic and diluted	4,147,140	4,135,635

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

$ in thousands, except per share amounts

(Unaudited)

	Common Stock		Additional Paid in Capital	Other Comprehensive Income	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2012	4,147,140	$41	$453,861	$322	$(80,636)	$(153,327)	$10,818	$231,079
Net income	—	—	—	—	—	8,582	92	8,674
Other comprehensive income	—	—	—	182	—	—	—	182
Cash contributed from noncontrolling interests	—	—	—	—	—	—	30	30
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(132)	(132)
Cash distributions declared	—	—	—	—	(2,281)	—	—	(2,281)

Balance, March 31, 2012	4,147,140	$41	$453,861	$504	$(82,917)	$(144,745)	$10,808	$237,552

	Common Stock		Additional Paid In Capital	Other Comprehensive Income	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2011	4,135,635	$41	$453,244	$462	$(78,361)	$(133,939)	$11,262	$252,709
Net loss	—	—	—	—	—	(1,135)	(4)	(1,139)
Other comprehensive income	—	—	—	334	—	—	—	334
Cash contributed from noncontrolling interests	—	—	—	—	—	—	401	401
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(308)	(308)

Balance, March 31, 2011	4,135,635	$41	$453,244	$796	$(78,361)	$(135,074)	$11,351	$251,997

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,674	$(1,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation (including discontinued operations)	4,213	4,335
Amortization of in-place lease intangible assets (including discontinued operations)	1,290	1,932
Amortization of net above- and below-market in-place leases (including discontinued operations)	(151)	(497)
Amortization of financing fees (including discontinued operations)	471	153
Amortization of debt premium and discount (including discontinued operations)	(54)	(54)
Amortization of lease commissions (including discontinued operations)	268	170
Gain on transfer of property and extinguishment of debt	(11,791)	—
Provision for doubtful accounts (including discontinued operations)	156	314
Provision for impairment of real estate (including discontinued operations)	913	—
Deferred rent (including discontinued operations)	9	215
Equity in (income) loss of unconsolidated affiliates	(176)	640
Net changes in assets and liabilities:
Tenant accounts receivable	(56)	(221)
Prepaid expenses and other assets	341	245
Manager and advisor fees payable	83	11
Accounts payable and accrued expenses	3,205	(218)

Net cash provided by operating activities	7,395	5,886
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements and lease commissions	(1,479)	(818)
Loan escrows	(2,324)	1,776

Net cash (used in) provided by investing activities	(3,803)	958
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to noncontrolling interests	(132)	(308)
Contributions received from noncontrolling interests	30	401
Debt issuance costs	—	(89)
Principal payments on mortgage notes payable	(1,303)	(5,467)

Net cash used in financing activities	(1,405)	(5,463)

Net increase in cash and cash equivalents	2,187	1,381
Effect of exchange rates	3	5
Cash and cash equivalents at the beginning of the period	28,033	33,431

Cash and cash equivalents at the end of the period	$30,223	$34,817

Supplemental disclosure of cash flow information:
Interest paid (including discontinued operations)	$7,695	$7,968

Non-cash activities:
Write-offs of receivables	$67	$88
Write-offs of retired assets	3,171	759
Distribution payable	2,281	—
Change in liability for capital expenditures	(375)	10
Transfer of property in extinguishment of debt settlement	41,834	—

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except per share amounts

(Unaudited)

NOTE 1—ORGANIZATION

General

Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Company” refer to Jones Lang LaSalle Income Property Trust, Inc. The terms “Advisor” and “LaSalle” refer to LaSalle Investment Management Inc.

The Company is a Maryland corporation and was incorporated on May 28, 2004 under the name Excelsior LaSalle Property Fund, Inc. On November 14, 2011, the Company changed its name to Jones Lang LaSalle Income Property Trust, Inc. The Company was formed to acquire and manage a portfolio of real estate investments that is diversified both by property sector and geographic market. Through a series of private placements, the Company sold shares of its common stock, $0.01 par value per share (the “Common Stock” or “Shares”) to accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 100,000,000 of our Common Stock. As of March 31, 2011, we wholly or majority owned and controlled 33 consolidated properties and owned interests in two unconsolidated properties.

Prior to November 14, 2011, the Company was managed by Bank of America Capital Advisors LLC (the “Former Manager”), a registered investment adviser with the Securities and Exchange Commission (the “SEC”), that had the day-to-day responsibility for our management and administration pursuant to a management agreement between the Company and the Former Manager (the “Management Agreement”). On November 14, 2011, the Former Manager assigned its right, duties and obligations as manager of the Company under the Management Agreement to LaSalle and as of that date the Former Manager no longer has responsibilities for the management of the Company.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of variable interest entities in which we own less than a 100% interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of variable interest entities’ assets and liabilities that are consolidated.

Noncontrolling interests represent the minority members’ proportionate share of the equity in The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, The Edge at Lafayette and Campus Lodge Tampa. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the estimated fair value, based on the purchase price. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2012, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above.

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company’s Form 10-K filed with the SEC on March 8, 2012 (our “2011 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight changes to the notes included in the December 31, 2011 audited financial statements included in our 2011 Form 10-K and present interim disclosures as required by the SEC.

The interim financial data as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At March 31, 2012 and December 31, 2011, our allowance for doubtful accounts was $820 and $731, respectively.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of Deferred Expenses at March 31, 2012 and December 31, 2011 was $3,559 and $4,022, respectively.

Acquisitions

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $21,237 and $34,100 at March 31, 2012 and December 31, 2011, respectively, on the accompanying Consolidated Balance Sheets. The allocation of purchase price to acquired intangible liabilities represents acquired below-market in-place leases, which are reported net of accumulated amortization of $5,823 and $5,685 at March 31, 2012 and December 31, 2011, respectively, on the accompanying Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We consider the carrying value of our cash and cash equivalents to approximate their fair value due to the short maturity of these investments. We have estimated the fair value of our mortgage notes payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using level two assumptions was approximately $7,823 and $2,224 lower than the aggregate carrying amounts at March 31, 2012 and December 31, 2011, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.

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

NOTE 3—PROPERTY

On March 23, 2012, we relinquished our ownership of Metropolitan Park North, a 187,000 square foot office building located in Seattle, Washington through a deed in lieu of foreclosure with the lender. The Company has been relieved of approximately $56,513 of mortgage obligations plus accrued default interest associated with the mortgage loan. As a result, a $6,018 non-cash accounting gain was recognized on the transfer of property representing the difference between the fair value and the net book value of the property transferred as of the date of transfer. Upon extinguishment of the mortgage debt obligation, a $5,773 non-cash accounting gain was recognized representing the difference between the book value of the debt, interest payable and other obligations extinguished over the fair value of the property and other assets transferred as of the transfer date.

As of March 16, 2012, Georgia Door Sales Distribution Center was classified as held for sale and was evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the investment exceeded the fair value less cost to sell. As such, we recognized impairment charges of approximately $913. As of March 31, 2012, the Company’s investment in real estate and other assets held for sale was comprised of:

March 31, 2012
Land	$1,292
Buildings and equipment, net	3,808
Other assets, net	182

Total assets	$5,282

As of March 31, 2012, the liabilities held for sale were related to the property listed as held for sale and were as follows:

March 31, 2012
Other liabilities	$55

Total liabilities	$55

The following table summarizes the (loss) income from discontinued operations of Metropolitan Park North and Georgia Door Sales Distribution Center, for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Total revenue	$1,281	$2,038
Real estate taxes	(144)	(160)
Property operating expenses	(185)	(290)
Provision for doubtful accounts	(5)	—
General and administrative expenses	(64)	(51)
Provision for impairment of real estate	(913)	—
Depreciation and amortization	(445)	(478)
Interest expense	(752)	(842)

(Loss) income from discontinued operations	$(1,227)	$217

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

We own a 46.5% interest in Legacy Village and an 80% interest in 111 Sutter Street. The following table summarizes financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	March 31, 2012	December 31, 2011
ASSETS
Investments in real estate, net	$152,036	$153,175
Cash and cash equivalents	5,366	4,677
Other assets, net	11,742	13,800

	March 31, 2012	December 31, 2011
TOTAL ASSETS	$169,144	$171,652

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes payable	$142,482	$143,451
Other liabilities	6,604	8,704

TOTAL LIABILITIES	149,086	152,155
Members’ Equity	20,058	19,497

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$169,144	$171,652

COMPANY INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	March 31, 2012	December 31, 2011
Members’ equity	$20,058	$19,497
Less: other members’ equity	(8,676)	(8,275)
Basis differential in investment in unconsolidated real estate affiliates, net (a)	14,983	14,962

Investments in unconsolidated real estate affiliates	$26,365	$26,184

(a)	The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Company’s own acquisition costs for Legacy Village and 111 Sutter Street. The Company amortizes the basis differential over the lives of the related assets and liabilities that comprise the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Total revenues	$6,668	$6,635
Total operating expenses	4,065	5,305

Operating income	2,603	1,330
Total other expenses	2,042	2,094

Net income (loss)	$561	$(764)

COMPANY EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net income (loss) of unconsolidated real estate affiliates	$561	$(764)
Other members’ share of net (income) loss	(402)	103
Adjustment for basis differential in investment in unconsolidated real estate affiliates	20	21
Other expenses from unconsolidated real estate affiliates	(3)	—

Equity in income (loss) of unconsolidated real estate affiliates	$176	$(640)

NOTE 5—MORTGAGE NOTES PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

			Amount payable as of
Property	Maturity Date	Rate	March 31, 2012	December 31, 2011
Total mortgage notes (a)	October 17, 2011 - March 1, 2027	5.15% -6.14%	$526,947	$584,245
Net discount on assumed debt			(1,804)	(1,750)

Mortgage notes payable, net			$525,143	$582,495

(a)	On October 5, 2011, Marketplace at Northglenn defaulted on its mortgage loan payable obligation. On that date, the outstanding amount of the mortgage loan was approximately $61,269, bearing interest at a fixed-rate of 5.50%. The loan was scheduled to mature in January 2016. The loan contains an acceleration clause pursuant to which the lender declared the outstanding loan balance immediately due and payable on October 17, 2011. During the time the default exists, the lender may charge default interest at a rate of 10.50%. The loan is non-recourse to the Company. The originating lender was Morgan Stanley Mortgage Capital, Inc., and the loan is part of a pooled commercial mortgage-backed security. The loan has been transferred to special servicing. On February 10, 2012, the lender of the mortgage loan filed to foreclose on the property with the county of Adams, Colorado. The property has suffered from tenant bankruptcies, lower occupancy and tenants renewing expiring leases at lower rents. We believe we will ultimately relinquish our ownership of this property to the lender through a deed in lieu of foreclosure transaction or other alternative including foreclosure in satisfaction of the mortgage.

The following table sets forth the aggregate principal payments of mortgage notes payable as of March 31, 2012:

Year	Amount
2012	$77,927
2013	118,944
2014	138,878
2015	24,476
2016	33,555
Thereafter	133,167

Total	$526,947

At March 31, 2012, we were in compliance with all debt covenants except Marketplace at Northglenn, as noted above.

NOTE 6—COMMON STOCK

Stock Subscriptions

We have historically and may in the future sell additional Shares through private placements to accredited investors when and if market conditions permit. All subscriptions are subject to the receipt of cleared funds from the investor prior to the applicable subscription date in the full amount of the subscription. The subscription amount paid by each prospective investor for Shares of our Common Stock will initially be held in an escrow account at an independent financial institution outside the Company, for the benefit of the investors until such time as the funds are drawn by us to purchase Shares at the Current Share Price. Subscriptions will be held in the escrow account for no more than 100 days before we are required to issue the subscribed Shares. On November 14, 2011, we sold 3,731 shares for $200 to an affiliate of our Advisor at $53.60 per share. As of March 31, 2012, no subscription commitments were held in escrow. For the three months ended March 31, 2012, we sold no Shares. Subscription commitments for the issuance of new Shares held in escrow are not included in our balance sheets.

Share Repurchase Program

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we may provide limited liquidity to our stockholders by conducting tender offers pursuant to which we would offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our available liquidity, available borrowing under our credit facility and the amount of proceeds from our most recent offering of Shares, if any. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. We have conducted no tender offers since December 2008.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the three months ended March 31, 2012, we did not issue Shares under the dividend reinvestment plan. For the year ended December 31, 2011, we issued 7,774 Shares for approximately $417 under the plan.

Earnings Per Share (“EPS”)

Basic per Share amounts are based on the weighted average of Shares outstanding of 4,147,140 and 4,135,635 for the three months ended March 31, 2012 and 2011, respectively. We have no dilutive or potentially dilutive securities.

NOTE 7—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we historically paid each of the Former Manager and Advisor an annual fixed fee equal to 0.75% of the Company’s net asset value (“NAV), calculated quarterly. Effective January 1, 2010, the Former Manager’s fixed fee was reduced from 0.75% of NAV to 0.10% of NAV. Beginning on November 14, 2011 the Advisor continued to be paid under the reduced fee agreement for a total aggregate compensation of 0.85% of NAV for management and advisory services provided to the Company. The fixed portions of the management and advisory fees for the three months ended March 31, 2012 and 2011 were $483 and $419, respectively. Included in manager and advisory fees payable at March 31, 2012 and December 31, 2011 were $483 and $472, respectively, of fixed fee expense.

To the extent that we build cash reserves generated by capital raised through the sale of Shares to stockholders, our Advisor has agreed to waive 0.5% of the 0.85% fixed fee expense on the cash reserves to reduce the dilutive impact to stockholders created by maintaining cash reserves.

Under the terms of the Management and Advisory Agreements, we paid the Former Manager and our Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount based on cash flows, as defined in the Advisory Agreement, calculated quarterly. The Former Manager was allocated an increasing proportion of the variable fee to the extent the Company’s NAV increased, up to a maximum of 1.87% of the 7.50% fee paid. Effective January 1, 2010, the Former Manager waived its participation in the variable fee and the Advisor will continue its waiver of its participation in the variable fee per the terms of the Management Agreement. The Advisor will continue to receive its proportionate share of the variable fee per the terms of the Advisory Agreement. The total variable fees for the three months ended March 31, 2012 and 2011 were $247 and $369 respectively. Included in manager and advisory fees payable at March 31, 2012 and December 31, 2011 were $247 and $176, respectively, of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property we acquire. There were no acquisition fees for the three months ended March 31, 2012 and 2011. There were no acquisition fees included in manager and advisory fees payable at March 31, 2012 or December 31, 2011. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. There were no reimbursed due diligence costs included in accounts payable and other accrued expenses at March 31, 2012 and 2011. Acquisition fees and due diligence costs for acquisitions are expensed as incurred. The Advisor does not receive a disposition fee for selling real estate investments.

Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 105 Kendall Park Lane, Georgia Door Sales Distribution Center, 4 Research Park Drive and 36 Research Park Drive. For the three months ended March 31, 2012 and 2011, JLL Americas was paid $40 and $36, respectively, for property management services performed. JLL Americas has been hired to perform leasing services for Canyon Plaza and 111 Sutter Street on a contingent fee basis. JLL Americas was paid $74 and $65 for leasing services for the three months ended March 31, 2012 and 2011, respectively.

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), an affiliate of the Former Manager, was the placement agent for the Company until November 14, 2011. The placement agent received no compensation from us for its services, but was able to receive compensation in the form of a placement fee from the purchasing shareholders.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the 15 buildings in the portfolio is capped individually pursuant to each loan agreement. At March 31, 2012, we had approximately $1,363 deposited in this escrow, and we expect to fund a net of approximately $537 during the remainder of 2012. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At March 31, 2012, our capital escrow account balance was $401. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At March 31, 2012, our insurance and real estate tax escrow balance was $1,089. We expect to fund the loan escrows from property operations.

The mortgage loan extension signed on August 31, 2011, collateralized by Monument IV at Worldgate, requires us to reserve all rental payments received from the tenant to be used for leasing costs and real estate taxes. As of March 31, 2012, cash totaling $7,705 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full. We are in process of re-leasing the building to one or more new tenants.

The debt associated with six of our student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of March 31, 2012, we had deposited approximately $155 into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of March 31, 2012, we had not received an expansion notice from the tenant.

NOTE 9—DISTRIBUTIONS PAYABLE

On January 23, 2012, our board of directors declared a $0.55 per share distribution to Stockholders of record as of March 30, 2012, payable on May 4, 2012.

NOTE 10—SUBSEQUENT EVENTS

On April 20, 2012, we sold Georgia Door Sales Distribution Center to an unrelated third-party for $5,150 which resulted in a loss on sale of approximately $118. The Company decided to sell the property to reduce leasing risk after the tenant indicated that it would be vacating the property upon expiration of the lease in 2014.

On April 26, 2012, our board of directors declared a $0.55 per share distribution to Stockholders of record as of June 29, 2012, payable on August 3, 2012.

* * * * * *

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

$ in thousands, except per share amounts

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2011 Form 10-K and our periodic reports filed with the SEC.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of March 31, 2012, were comprised of:

•	Monument IV at Worldgate,

•	Georgia Door Sales Distribution Center,

•	105 Kendall Park Lane,

•	Marketplace at Northglenn,

•	the Dignity Health Office Portfolio,

•	Stirling Slidell Shopping Centre,

•	4001 North Norfleet Road,

•	Station Nine Apartments,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	The District at Howell Mill,

•	Canyon Plaza,

•	Railway Street Corporate Centre,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consist of Legacy Village and 111 Sutter Street as of March 31, 2012. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio.”

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

A key ratio reviewed by management in our investment decision process is the cash flow generated by the proposed investment, from all sources, compared to the amount of cash investment required (the “Cash on Cash Return”). Generally, we look at the Cash on Cash Returns over the one, five and ten-year time horizons and select investments that we believe meet our objectives. We have in the past and may in the future own certain investments that provide us with significant cash flows that are reflected in our Cash on Cash Return calculations, even though they are not treated as revenue under GAAP. Additionally, certain GAAP concepts such as straight-line rent and depreciation and amortization, are not factored into our Cash on Cash Returns.

The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. These tables provide examples of how the Advisor evaluates the Company Portfolio when making investment decisions.

Property Sector Diversification

Consolidated Properties

Estimated Percent of Fair Value March 31, 2012
Office
Commercial Office	24%
Medical Office	18%
Retail	20%
Industrial	8%
Apartment	30%

Unconsolidated Properties

Estimated Percent of Fair Value March 31, 2012
Office
Commercial Office	53%
Medical Office	—
Retail	47%
Industrial	—
Apartment	—

Geographic Region Diversification

Consolidated Properties

Estimated Percent of Fair Value March 31, 2012
East	15%
West	39%
Midwest	12%
South	29%
International	5%

Unconsolidated Properties

Estimated Percent of Fair Value March 31, 2012
East	—
West	53%
Midwest	47%
South	—
International	—

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to the useful lives of assets, recoverable amounts of receivables, and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.

Critical Accounting Policies

The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2011 Form 10-K.

Consolidated Properties

Consolidated Properties owned at March 31, 2012 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of March 31, 2012
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	43%
Georgia Door Sales Distribution Center (1)	Industrial	Austell, GA	February 10, 2005	100%	254,000	76%
105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%
Marketplace at Northglenn (2)	Retail	Northglenn, CO	December 21, 2005	100%	439,000	85%
Dignity Health Office Portfolio	Office	CA and AZ	December 21, 2005	100%	757,000	78%
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	72%
4001 North Norfleet Road	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%
Station Nine Apartments (3)	Apartment	Durham, NC	April 16, 2007	100%	312,000	98%
4 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	60,000	100%
36 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	81,000	100%
The District at Howell Mill (4)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	99%
Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%
Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	135,000	100%
Cabana Beach San Marcos (3)(5)	Apartment	San Marcos, TX	November 21, 2007	78%	258,000	95%
Cabana Beach Gainesville (3)(5)	Apartment	Gainesville, FL	November 21, 2007	78%	598,000	94%
Campus Lodge Athens (3)(5)	Apartment	Athens, GA	November 21, 2007	78%	229,000	98%
Campus Lodge Columbia (3)(5)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	99%

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of March 31, 2012
The Edge at Lafayette (3)(5)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	99%
Campus Lodge Tampa (3)(5)	Apartment	Tampa, FL	February 29, 2008	78%	477,000	99%

(1)	On March 16, 2012, this property was designated as held-for-sale and continued its held-for-sale status at March 31, 2012.
(2)	We expect that we will ultimately relinquish our ownership of this property to the lender with a deed in lieu of foreclosure or other alternative transition including foreclosure in satisfaction of the mortgage.
(3)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to leasing efforts before the school year.
(4)	We acquired an 87.85% ownership interest in the joint venture that owns a fee interest in this property.
(5)	We acquired a 78% ownership interest in the joint venture that owns a fee interest in this property.

Unconsolidated Properties

Unconsolidated Properties owned at March 31, 2012 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of March 31, 2011
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	91%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80%	286,000	95%

OPERATING STATISTICS

We generally have investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe our leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property sector for our consolidated properties as of March 31, 2012:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Fair Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Consolidated Properties:
Office:
Commercial Office	5	704,000	11.6%	81.5%	24%	$19.95
Medical Office	15	757,000	12.5	77.9	18	18.33
Retail	3	884,000	14.6	87.6	20	14.18
Industrial	3	1,365,000	22.6	95.5	8	3.72
Apartments	7	2,337,000	38.7	97.1	30	15.18

Total	33	6,047,000	100.0%	91.1%	100%	$13.17

(1)	Amount calculated as in-place minimum base rent for all occupied space at March 31, 2012 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

The following table shows our operating statistics by property sector for our unconsolidated properties as of March 31, 2012:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Fair Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Unconsolidated Properties:
Office:
Commercial Office	1	286,000	32.5%	95.0%	53%	$32.17
Retail	1	595,000	67.5	91.0	47	20.98

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Fair Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Total	2	881,000	100.0%	92.3%	100%	$24.66

(1)	Amount calculated as in-place minimum base rent for all occupied space at March 31, 2012 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of March 31, 2012, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.24 for our consolidated properties and $24.63 for our unconsolidated properties.

Recent Events and Outlook

General Company and Market Commentary

Over the last few years, given the uncertain economic climate and eroding fundamentals in the commercial real estate industry, management implemented a cash conservation strategy designed to strengthen our balance sheet and protect the value of our assets. Through the establishment of cash reserves, management’s aim was to equip the Company with sufficient resources to address the portfolio’s fluctuating working capital needs, future capital expenditures, existing loan amortizations, and nearer-term debt maturities until market conditions stabilized. Several actions have been taken toward this objective including reductions in discretionary expenditures and management fees, the suspension of dividend payments, the suspension of the repurchase of Shares through tender offers, and sales of selected properties. The combination of suspending dividends and Share redemptions, coupled with the results from expense reductions and proceeds generated from property sales, has strengthened our balance sheet and improved our cash position. As of March 31, 2012, we had accumulated a cash balance at the Company level of approximately $19,907 and our company-wide loan-to-value percentage has been reduced from a peak of 88% on December 31, 2009 to 74%.

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

Despite continuing improvements in property market fundamentals and real estate capital markets, we will continue to maintain a defensive tact until indications of a meaningful economic recovery become clearly evident. We will continue our cash conservation initiatives designed to fortify the balance sheet and provide sufficient working capital to address the portfolio’s working capital needs, capital expenditures, loan amortizations, and nearer-term debt maturities. Opportunities to execute select property dispositions for fair and reasonable values will continue to be evaluated as a means of generating additional liquidity, deleveraging, or reducing risk in the portfolio. To further this strategy, on April 20, 2012, we sold Georgia Door Sales Distribution Center for $5,150, which reduced leasing risk and bolstered the Company’s capital reserves. While the lease does not expire until early 2014, the tenant for this warehouse property had indicated its intent not to renew at expiration and had already begun to exit portions of the building.

The challenge for the foreseeable future will be to balance the objectives of reducing portfolio risk through the establishment of increasing cash reserves and retiring debt while also returning to one of our original and primary objectives: distributing free cash flow generated from our property investments to stockholders in the form of dividends. However, until a marked improvement in the economy is realized and there is clear evidence of a stabilization of property values along with increased availability of credit for commercial real estate, cash conservation will remain a near-term priority for us. To help advance this initiative and as mentioned in previous investor quarterly letters, the overall management fee paid by us to our Advisor (and for prior periods to the Former Manager), has been reduced from 1.5% on NAV to 0.85%. This fee reduction is intended to reduce our expenses and benefit investors. Additionally, as fees paid to our Advisor are based upon our NAV, as the NAV has declined, our Advisor’s compensation has correspondingly declined.

As a result of our strengthening balance sheet and improved liquidity, after the suspension of dividends in early 2009, we have declared three quarterly dividends. On September 14, 2011, our board of directors declared a $0.55 per Share distribution to stockholders of record as of September 30, 2011, which was paid on November 7, 2011. On January 23, 2012, the board of directors declared a dividend of $0.55 per Share to stockholders of record as of March 30, 2012, which was paid on May 4, 2012.

Further, on April 26, 2012, the board of directors declared a dividend of $0.55 per Share to stockholders of record as of June 29, 2012, which is payable on August 3, 2012.

While we historically provided limited liquidity to our stockholders by conducting tender offers, we did not and do not guarantee that sufficient cash will be available at any particular time to fund repurchases of our Shares. In this regard, we have not conducted a tender offer since November 2008. The timing of future tender offers, if any, will be at the discretion of our board of directors, based on, among other things, the Company’s need for liquidity.

We will consider dispositions of non-strategic properties when it furthers our broader strategic initiatives of creating additional liquidity, deleveraging the Company or reducing risk (debt maturity and tenant lease related risks, for example). We do not intend to participate in distressed asset sales that may negatively impact our longer-term investment performance.

First Quarter NAV

In the first quarter of 2012, our NAV increased by $0.46 per share from $54.81 per share at December 31, 2011 to $55.27 per share at March 31, 2012. During the quarter, 30% of the portfolio was externally appraised while the balance of the portfolio was valued by our valuation consultant using methodologies consistent with those of our external appraisals. Overall, the Company’s property values at pro-rata share increased 0.4%, resulting in a $0.73 per share contribution. The first quarter NAV was increased by $0.12 from property operations. The total property related NAV impact resulted in a $0.85 per share increase.

Our NAV was decreased due to the continued increase in the fair value of our debt which fluctuates in tandem with market interest rates and loan spreads. Given that interest rates have continued to hover at historically low levels and the availability of credit has increased, our debt mark-to-market has declined significantly. As a result, the valuation of our fixed-rate loans had a negative $0.39 impact on share value in the first quarter.

Management views the erosion of the accumulated debt component of the NAV as a positive trend since the debt valuation is a diminishing asset that will eventually amortize to zero. While the debt mark-to-market constituted over 30% of our NAV at its peak in the third quarter of 2009, our Current Share Price of $55.27 as of March 31, 2012 is comprised of a negative $1.95 of debt value and $57.22 of asset value.

2011 Key Events and Accomplishments

On August 31, 2011, we entered into a two-year loan extension on the $35,195 mortgage loan collateralized by Monument IV at Worldgate. The mortgage loan now matures on September 1, 2013, but, subject to certain conditions, can be extended at our option for an additional year. The loan continues to bear interest at 5.29% and is interest-only throughout the extension. At the closing of the loan extension, we contributed $3,300 in cash reserves to the lender, funded from cash on hand, to be used for future leasing costs and debt service. This additional contribution brings accumulated cash reserves to $7,705 for future re-tenanting and debt service. Pursuant to the loan extension, we will be required to escrow additional cash reserves of $550, quarterly.

2012 Key Initiatives

In 2012, our Advisor will continue its ongoing evaluation of our investment in Monument IV at Worldgate and its ongoing fit within our current strategy. The property is located in the steadily recovering Washington, D.C. submarket of Herndon, Virginia, directly visible from the Dulles Toll Road. As of the date of this report, the single tenant of the building, Fannie Mae, has reduced its occupancy from 228,000 square feet to approximately 99,000 square feet, renewed its lease on a short term basis and indicated to us that it intends to completely vacate the building in June 2012. Our Advisor’s third-party local leasing agent continues its broad marketing campaign for the building as available for lease. Based upon an assessment of the office leasing market and progress towards securing new tenants, our Advisor will determine the longer term strategic direction for this investment, which could include re-tenanting the building and refinancing its existing fixed rate mortgage on a longer term basis (it currently matures on September 1, 2013), or selling the property. Under either of these alternatives, our Advisor believes Monument IV at Worldgate continues to represent significant value to us.

2012 Key Events and Accomplishments

On January 23, 2012, our board of directors declared a dividend of $0.55 per Share to stockholders of record as of March 30, 2012, which was paid on May 4, 2012. On April 26, 2012, the board of directors declared a dividend of $0.55 per Share to stockholders of record as of June 29, 2012, payable on August 3, 2012. Future dividends, if any, will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our REIT status and such other factors as the Board may deem relevant from time to time.

On March 23, 2012, we relinquished our ownership of Metropolitan Park North, a 187,000 square foot office building located in Seattle, Washington via a deed in lieu of foreclosure. The Advisor determined that the property was worth significantly less than the outstanding debt balance as a result of the primary tenant failing to renew its lease on a long term basis and market rents falling to a level that would not support debt service should a new tenant be identified. Deeding this property back to the lender is in keeping with our strategy to reduce our portfolio’s debt maturity and tenant lease renewal risks.

On April 5, 2012, we filed Pre-Effective Amendment No. 4 to our Registration Statement on Form S-11 (Commission File No. 333-177963) with respect to our intended continuous public offering of up to $3,000,000 in any combination of two new classes of common stock. In order to facilitate the offering, on January 20, 2012, our stockholders approved an amendment and restatement of our charter that would, among other things, designate the two new classes of common stock. We intend to file the amendment and restatement of the charter on a date prior to the date that we expect the registration statement to be declared effective by the SEC, although no assurances can be made that the SEC will declare the registration statement effective.

On April 20, 2012, we sold Georgia Door Sales Distribution Center a warehouse property located in Austell, Georgia for $5,150. The sale decision was made as the building no longer fit with the strategic direction of the Company, it reduced our lease renewal risks, it bolstered our cash reserves and was accretive to our NAV.

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

Comparable real estate investments represent properties currently classified as continuing operations and owned by us for the three months ended on March 31, 2012, which were also owned by us during the three months ended on March 31, 2011 and included all of our Consolidated Properties as of March 31, 2012 except for Georgia Door Sales Distribution Center and Metropolitan Park North, which are shown as discontinued operations.

Results of Operations for the three months ended March 31, 2012 and 2011:

Revenues

	Total Company Real Estate Investments/Comparable Real Estate Investments
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	$ Change	% Change
Revenues:
Minimum rents	$17,680	$18,204	$(524)	(2.9)%
Tenant recoveries and other rental income	3,962	3,841	121	3.2%

Total revenues	$21,642	$22,045	$(403)	(1.8)%

Minimum rents decreased by $524 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease is primarily due to a decrease of $827 at Monument IV at Worldgate related to the expiration of the tenant’s long-term lease for the entire building and the tenant’s execution of a short-term lease amendment for approximately 43% the building. The decrease was partially offset by an increase in minimum rents totaling $325 at Cabana Beach Gainesville, Station Nine Apartments, and Campus Lodge Athens primarily related to increases in occupancy and rental rates.

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $212 and $565 for the three months ended March 31, 2012 and 2011, respectively. Also included in minimum rents, as a net decrease, is straight-line rental income of $172 and $192, for the three months ended March 31, 2012 and 2011, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income increased by $121 for the three months ended

March 31, 2012 as compared to the three months ended March 31, 2011, as a result of higher recoveries of $116 at the Dignity Health Office Portfolio, which is primarily related to higher real estate tax expense.

Operating Expenses

	Total Company Real Estate Investments/Comparable Real Estate Investments
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	$ Change	% Change
Operating expenses:
Real estate taxes	$2,487	2,357	$130	5.5%
Property operating	5,594	5,317	277	5.2%
Manager and advisor fees	730	788	(58)	(7.4)%
Company level expenses	651	387	264	68.2%
Provision for doubtful accounts	151	314	(163)	(51.9)%
General and administrative	222	165	57	34.5%
Depreciation and amortization	5,326	5,958	(632)	(10.6)%

Total operating expenses	$15,161	$15,286	$(125)	(0.8)%

Real estate tax expense increased by $130 for the three months ended March 31, 2012 compared to the same period of 2011 due to increases of $86 at the Dignity Health Office Portfolio and $63 at the Marketplace at Northglenn related to reassessments in 2012.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities, repair and maintenance expenses. Property operating expenses increased by $277 for the three months ended March 31, 2012 as compared to the same period of 2011. The increase is primarily related to the tenant at Monument IV at Worldgate signing a short-term lease amendment for approximately 43% of the building, causing the Company to incur expenses for the vacant space resulting in an increase of $219 during the three months ended March 31, 2012 compared to the same period in 2011. We expect this increase to continue throughout the remainder of the year.

Manager and Advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV. NAV will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Manager and Advisor fees from 2011 to 2012 relate mainly to lower cash flow generated by the portfolio as a result of discontinued operations and lower occupancy at Monument IV at Worldgate.

Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $264 for the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to an increase in legal fees related to Company level activities.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased $163 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily related to a decrease of $199 at the Marketplace at Northglenn due to tenant bankruptcies in the previous year. The decrease was partially offset by an increase of $68 at the Dignity Health Office Portfolio due to higher past due accounts for various tenants for the three months ended March 31, 2012 as compared to the same period in 2011.

General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses increased by $57 for the three months ended March 31, 2012 as compared to the same period of 2011. The increase is primarily related to higher legal fees of $54 related to the loan default at Marketplace at Northglenn for the three months ended March 31, 2012 as compared to the same period in 2011.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $632 for the three months ended March 31, 2012 as compared to the same period of 2011 primarily related to in place-lease assets becoming fully amortized in 2011 resulting in decreases of $421 and $218 at Marketplace at Northglenn and Monument IV at Worldgate, respectively.

Other Expenses

	Comparable Real Estate Investments
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	$ Change	% Change
Other expenses:
Interest expense	$(8,547)	$(7,475)	$(1,072)	(14.3)%
Equity in income (loss) of unconsolidated affiliates	176	(640)	816	127.5%

Total other expenses	$(8,371)	$(8,115)	$(256)	(3.2)%

Interest expense increased by $1,072 for the three months ended March 31, 2012 as compared to the same period 2011, primarily due to accruing the default interest rate on the Marketplace at Northglenn mortgage loan.

Equity in income (loss) of unconsolidated affiliates increased by $816 as equity in income at Legacy Village increased by $439 from equity loss of $68 for the three months ended March 31, 2011, to equity income of $371 for the three months ended March 31, 2012. The increase in net income at Legacy Village was primarily related to lower real estate tax expense in addition to a decrease in interest expense due to scheduled principal amortization for the three months ended March 31, 2012 as compared to the same period 2011. Equity in loss at 111 Sutter Street decreased $377 from equity loss of $572 for the three months ended March 31, 2011 to equity loss of $195 for the three months ended March 31, 2012. The decreased loss at 111 Sutter Street was primarily related to decreased amortization expense as intangible assets became fully amortized and an increase in minimum rents due to increased occupancy for the three months ended March 31, 2012 as compared to the same period 2011.

Discontinued Operations

	Total Company Real Estate Investments
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	$ Change	% Change
Discontinued Operations:
Income from discontinued operations	$(1,227)	$217	$(1,444)	(665.4)%
Gain on transfer of property and extinguishment of debt	11,791	—	11,791	100.0%

Total income from discontinued operations	$10,564	$217	$10,347	4768.2%

Income from discontinued operations decreased $1,444 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease is primarily due to impairment at Georgia Door Sales Distribution Center of $913 recorded during the three months ended March 31, 2012. Additionally, lower occupancy during 2012 at Metropolitan Park North resulted in lower minimum rents and tenant recoveries of $758, which were partially offset by savings in property operating expenses of $103 and a decrease in interest expense of $90.

Gain on transfer of property and extinguishment of debt increased $11,791 is related to the transfer of ownership of Metropolitan Park North during the three months ended March 31, 2012.

FUNDS FROM OPERATIONS

Consistent with real estate industry and investment community preferences, we consider Funds From Operations (“FFO”) as a supplemental measure of the operating performance for a real estate investment trust and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. NAREIT defines FFO as net income (loss) attributable to the Company (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for these items related to noncontrolling interests and unconsolidated affiliates.

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

	Three Months ended March 31, 2012	Three Months ended March 31, 2011
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$8,582	$(1,135)
Plus: Real estate depreciation and amortization	5,326	5,958
Real estate depreciation and amortization from discontinued operations	445	478
Real estate depreciation and amortization from noncontrolling interests	(322)	(351)
Real estate depreciation and amortization from unconsolidated real estate affiliates	878	1,166
Gain on transfer of property	(6,018)	—
Impairment of real estate held for sale	913	—

Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc.	$9,804	$6,116

Weighted average shares outstanding, basic and diluted	4,147,140	4,135,635
Funds from operations per share, basic and diluted	$2.36	$1.48

Below is additional information related to certain items that significantly impact the comparability of our FFO or significant non-cash items from the periods presented:

	Three Months ended March 31, 2012	Three Months ended March 31, 2011
Gain on extinguishment of debt.	$(5,773)	$—
Straight-line rental income	(111)	(81)
Amortization of above- and below-market leases	(166)	(545)
Amortization of net discount on assumed debt	(49)	(49)

Current Share Price

The Current Share Price of the Common Stock is established quarterly based on the following valuation methodology, which may be modified from time to time by our board of directors.

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

Current Share Price Calculation.

The NAV as of the end of each quarter is divided by the number of outstanding Shares at the end of such quarter to determine the Current Share Price. During the first three quarters of a calendar year, the Current Share Price is calculated based on the fair value of our real estate investments and indebtedness as determined by our independent valuation consultant and the value of our other assets and liabilities are determined by the Advisor. For the first three quarters of the year, our NAV is reviewed by our independent auditors for the use by, and discussed with, our audit committee prior to the issuance of our periodic filings with the SEC. Our Current Share Price as of the end of each year is calculated based on the fair value of our real estate investments and indebtedness as determined by our independent valuation consultant and value of our other assets and liabilities as determined by our Advisor and then audited by our independent auditors. The supplemental consolidated fair value information is approved by our board of directors.

The Current Share Price of the Common Stock was $55.27 as of March 31, 2012.

The following table provides a breakdown of the major components of our Current Share Price as of March 31, 2012 and December 31, 2011:

Component of NAV	March 31, 2012	December 31, 2011
Real estate investments(1)	$186.81	$197.82
Debt	(140.04)	(151.66)
Other assets and liabilities, net	8.50	8.65
Estimated enterprise value premium	None Assumed	None Assumed
Current Share Price	$55.27	$54.81

(1)	The value of our real estate investments was less than the historical cost by approximately 19.3% and 21.8% as of March 31, 2012 and December 31, 2011, respectively.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2012:

	Commercial Office / Medical Office / Industrial	Retail	Apartment	Total Company
Exit capitalization rate	7.63%	7.74%	7.11%	7.52%
Discount rate/internal rate of return (IRR)	8.57	8.39	8.32	8.44
Annual market rent growth rate	3.04	2.94	2.83	3.01
Holding period (years)	10.10	9.70	10.00	10.00

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2011:

	Commercial Office / Medical Office / Industrial	Retail	Apartment	Total Company
Exit capitalization rate	7.68%	7.75%	7.30%	7.61%
Discount rate/internal rate of return (IRR)	8.81	8.40	8.54	8.63
Annual market rent growth rate	3.06	2.94	2.83	2.97
Holding period (years)	9.90	9.80	10.00	9.90

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of March 31, 2012 of 0.25% would yield a decrease in our total real estate asset value of 1.55% and our Current Share Price would have been $52.65. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2011 of 0.25% would yield a decrease in our total real estate asset value of 1.49% and our Current Share Price as of December 31, 2011 would have been $52.37.

Liquidity and Capital Resources

The Company’s primary uses and sources of cash are as follows:

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

•       Acquisitions of new real estate

•       Expansion of existing properties

•       Tenant improvements and leasing commissions

•       Debt repayment requirements, including both principal and interest

•       Repurchases of our Common Stock

• Sales of real estate investments • Draws from lender escrow accounts

The sources and uses of cash for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	$ Change
Net cash provided by operating activities	$7,395	$5,886	$1,509
Net cash (used in) provided by investing activities	(3,803)	958	(4,761)
Net cash used in financing activities	(1,405)	(5,463)	4,058

Net cash provided by operating activities increased by $1,509 for the period ending March 31, 2012, as compared to the same period in 2011. Included in the change was a decrease in our operating income after making adjustments to reconcile the net loss to the net cash provided by operating activities of $2,247. Also affecting our net cash provided from operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Manager and Advisor fee payable, and accounts payable and accrued expenses. These changes in our working capital totaled an increase to cash provided by operating activities of $3,756 between the three months ended March 31, 2012 and 2011, and were mainly due to the following items:

•	increase in accounts receivable of $56 due to timing of receipts and a decrease in prepaid expenses and other assets of $341 in 2012 related to timing of payments.

•

an increase in real estate tax payable, and accounts payable and other accrued expenses of $1,737 due to the timing of payments and increase of accrued interest of $1,197 mainly due to default interest at the Marketplace at Northglenn.

Cash (used in) provided by investing activities decreased primarily as a result of an increase in net funding of loan escrows of $4,100 during the period ending March 31, 2012 as compared to the same period of 2011. Additionally, there was an increase in capital improvement and lease commission payments of $661 for the period ended March 31, 2012 as compared to the same period of 2011.

Cash used in financing activities decreased for the period ended March 31, 2012 over the same period in 2011 primarily due to a decrease in mortgage note payments of $4,164 as a result of loan payments occurring in 2011.

Financing

We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We attempted to limit overall portfolio leverage to 65% at the time we made our investments (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of all our real estate investments). Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Based upon the valuation declines in our portfolio, we estimate our current loan-to-value to be approximately 74%.

The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at March 31, 2012 and December 31, 2011 for such debt. The unconsolidated debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	March 31, 2012		December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed rate debt (1)	$526,947	6.14%	$584,245	6.10%

(1)

On October 5, 2011, Marketplace at Northglenn defaulted on its mortgage loan payable obligation. On that date, the outstanding amount of the mortgage loan was approximately $61,269, bearing interest at a fixed-rate of 5.50%. The loan was scheduled to mature in January 2016. The loan contains an acceleration clause pursuant to which the lender declared the outstanding loan balance immediately due and payable on October 17, 2011. During the time the default exists, the lender may charge default interest at a rate of 10.50%. The loan is non-recourse to the Company. The originating lender was Morgan Stanley Mortgage Capital, Inc., and the loan is part of a pooled commercial mortgage-backed security. The loan has been transferred to special servicing. On February 10, 2012, the lender of the mortgage loan filed to foreclose on the property with the county of Adams, Colorado. The property has suffered from tenant bankruptcies, lower occupancy and tenants renewing expiring leases at lower rents. We believe we will ultimately relinquish our ownership of this property to the lender through a deed in lieu of foreclosure transaction or other alternative including foreclosure in satisfaction of the mortgage.

Unconsolidated Debt

	March 31, 2012		December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed rate debt	$84,569	5.60%	$85,086	5.60%

We currently only have fixed-rate financing with maturities through 2027.

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

•

we would be able to achieve, for our stockholders, the Current Share Price, upon a listing of our Shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or

•

the NAV per share, or the methodologies relied upon to estimate the Current Share Price, will be found by any regulatory authority to comply with the Financial Industry Regulatory Authority, ERISA, or any other regulatory requirements.

Furthermore, the Current Share Price was calculated as of a particular point in time. The Current Share Price will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio.

Contractual Cash Obligations and Commitments

The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the 15 buildings in the portfolio is capped individually pursuant to each loan agreement. At March 31, 2012, we had approximately $1,363 deposited in this escrow, and we expect to fund a net of approximately $537 during the remainder of 2012. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At March 31, 2012, our capital escrow account balance was $401. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At March 31, 2012, our insurance and real estate tax escrow balance was $1,089. We expect to fund the loan escrows from property operations.

The mortgage loan extension signed on August 31, 2011, collateralized by Monument IV at Worldgate, requires us to reserve all rental payments received from the tenant to be used for leasing costs and real estate taxes. As of March 31, 2012, cash totaling $7,705 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full. We are in process of re-leasing the building to one or more new tenants.

The debt associated with six of our student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of March 31, 2012, we had deposited approximately $155 into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of March 31, 2012, we had not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as additional collateral for mortgage debt on properties we own. At March 31, 2012 and December 31, 2011, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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

We are subject to market risk associated with changes in interest rates in terms of the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of March 31, 2012, we had consolidated debt of $526,947, none of which is variable-rate debt. Including the $1,804 net discount on the assumption of debt, we had consolidated debt of $525,143 at March 31, 2012.

As of December 31, 2011, we had consolidated debt of $584,245, none of which is variable-rate debt. Including the $1,750 net discount on the assumption of debt, we had consolidated debt of $582,495 at December 31, 2011.

All our Consolidated and Unconsolidated Properties are currently financed with fixed-rate debt; therefore we are not currently subject to interest rate exposure at these properties, except to the extent changes in interest rates impact the fair value of our fixed rate financing as discussed below.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2012, the fair value of our mortgage notes payable was estimated to be approximately $7,823 higher than the carrying value of $525,143. If treasury rates were 25 basis points higher at March 31, 2012, the fair value of our mortgage notes payable would have been approximately $4,165 higher than the carrying value.

At December 31, 2011, the fair value of our mortgage notes payable was estimated to be approximately $2,224 lower than the carrying value of $584,245. If treasury rates were 25 basis points higher at December 31, 2011, the fair value of our mortgage notes payable would have been approximately $6,063 lower than the carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the three months ended March 31, 2012 and 2011, we recognized a foreign currency translation gain of $182 and $334, respectively. At March 31, 2012, a 10% unfavorable exchange rate movement would have caused our foreign currency translation gain to be decreased by $945, resulting in a foreign currency translation loss of approximately $763.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2012, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The most significant risk factors applicable to the Company are described in Item 1A of our 2011 Form 10-K. There have been no material changes from those previously-disclosed risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

The Exhibit Index that immediately follows the signature page to this Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

	By:	/s/ C. Allan Swaringen
Date: May 10, 2012		C. Allan Swaringen President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.