Form 10-Q
period 2012-06-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2012-08-09
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on August 9, 2012 was 5,046,315.

Jones Lang LaSalle Income Property Trust, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $32,593 and $32,593, respectively)	$99,030	$107,171
Buildings and equipment (including from VIEs of $231,513 and $230,931, respectively)	648,248	691,457
Less accumulated depreciation (including from VIEs of $(25,045) and $(22,143), respectively)	(83,578)	(83,137)

Net property and equipment	663,700	715,491
Investments in unconsolidated real estate affiliates	25,952	26,184

Net investments in real estate	689,652	741,675
Cash and cash equivalents (including from VIEs of $3,724 and $2,462, respectively)	31,958	28,033
Restricted cash (including from VIEs of $3,462 and $2,936, respectively)	20,215	18,367
Tenant accounts receivable, net (including from VIEs of $931 and $1,025, respectively)	1,538	2,301
Deferred expenses, net (including from VIEs of $791 and $952 respectively)	4,108	4,875
Acquired intangible assets, net (including from VIEs of $4,803 and $5,058, respectively)	30,328	33,909
Deferred rent receivable, net (including from VIEs of $907 and $1,013, respectively)	4,715	4,772
Prepaid expenses and other assets (including from VIEs of $505 and $345, respectively)	1,306	1,118

TOTAL ASSETS	$783,820	$835,050

LIABILITIES AND EQUITY
Mortgage notes payable, net (including from VIEs of $188,547 and $189,695, respectively)	$523,062	$582,495
Accounts payable and other accrued expenses (including from VIEs of $2,144 and $2,709, respectively)	8,732	9,214
Distributions payable	2,285	—
Accrued interest (including from VIEs of $892 and $921, respectively)	7,191	4,265
Accrued real estate taxes (including from VIEs of $1,893 and $574, respectively)	3,596	1,132
Manager and advisor fees payable	819	648
Acquired intangible liabilities, net	5,635	6,217

TOTAL LIABILITIES	551,320	603,971
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,154,356 and 4,147,140 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	42	41
Additional paid-in capital	454,259	453,861
Accumulated other comprehensive income	299	322
Distributions to stockholders	(85,202)	(80,636)
Accumulated deficit	(147,657)	(153,327)

Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	221,741	220,261

Noncontrolling interests	10,759	10,818

Total equity	232,500	231,079

TOTAL LIABILITIES AND EQUITY	$783,820	$835,050

The abbreviation “VIEs” above means Variable Interest Entities.

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

$ in thousands, except per share amounts

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues:
Minimum rents	$17,335	$18,793	$35,015	$36,997
Tenant recoveries and other rental income	3,897	3,931	7,859	7,772

Total revenues	21,232	22,724	42,874	44,769
Operating expenses:
Real estate taxes	2,545	2,548	5,032	4,906
Property operating	5,797	5,430	11,391	10,744
Manager and advisor fees	572	760	1,302	1,548
Company level expenses	688	347	1,339	734
Provision for (net recovery of) doubtful accounts	27	(27)	178	287
General and administrative	352	10	574	175
Provision for impairment of real estate	—	14,934	—	14,934
Depreciation and amortization	5,323	5,941	10,649	11,900

Total operating expenses	15,304	29,943	30,465	45,228

Operating income (loss)	5,928	(7,219)	12,409	(459)
Other income and (expenses):
Interest expense	(8,280)	(7,549)	(16,827)	(15,025)
Equity in loss of unconsolidated real estate affiliates	(416)	(596)	(240)	(1,236)

Total other income and (expenses)	(8,696)	(8,145)	(17,067)	(16,261)

Loss from continuing operations	(2,768)	(15,364)	(4,658)	(16,720)
Discontinued operations:
Income (loss) from discontinued operations	18	159	(1,209)	376
Loss on sale of discontinued operations	(117)	—	(117)	—
Gain on transfer of property and extinguishment of debt	—	—	11,791	—

Total (loss) income from discontinued operations	(99)	159	10,465	376

Net (loss) income	(2,867)	(15,205)	5,807	(16,344)

Less: Net income attributable to the noncontrolling interests	(45)	(39)	(137)	(35)

Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	(2,912)	(15,244)	5,670	(16,379)

Net loss from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.68)	$(3.73)	$(1.16)	$(4.05)
Total (loss) income from discontinued operations per share-basic and diluted	$(0.02)	$0.04	$2.52	$0.09
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.70)	$(3.69)	$1.36	$(3.96)

Weighted average common stock outstanding-basic and diluted	4,151,832	4,135,635	4,149,487	4,135,635

Other comprehensive (loss) income:
Foreign currency translation adjustment	(205)	81	(23)	415

Total other comprehensive (loss) income	(205)	81	(23)	415

Net comprehensive (loss) income	$(3,117)	$(15,163)	$5,647	$(15,964)

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

$ in thousands, except per share amounts

(Unaudited)

			Additional Paid in Capital	Accumulated Other Comprehensive Income	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2012	4,147,140	$41	$453,861	$322	$(80,636)	$(153,327)	$10,818	$231,079
Contributions	7,216	1	398	—	—	—	—	399
Net income	—	—	—	—	—	5,670	137	5,807
Other comprehensive loss	—	—	—	(23)	—	—	—	(23)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	109	109
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(305)	(305)
Cash distributions declared	—	—	—	—	(4,566)	—	—	(4,566)

Balance, June 30, 2012	4,154,356	$42	$454,259	$299	$(85,202)	$(147,657)	$10,759	$232,500

			Additional Paid In Capital	Accumulated Other Comprehensive Income	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2011	4,135,635	$41	$453,244	$462	$(78,361)	$(133,939)	$11,262	$252,709
Net (loss) income	—	—	—	—	—	(16,379)	35	(16,344)
Other comprehensive income	—	—	—	415	—	—	—	415
Cash contributed from noncontrolling interests	—	—	—	—	—	—	481	481
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(602)	(602)

Balance, June 30, 2011	4,135,635	$41	$453,244	$877	$(78,361)	$(150,318)	$11,176	$236,659

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,807	$(16,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation (including discontinued operations)	8,227	8,645
Amortization of in-place lease intangible assets (including discontinued operations)	2,352	3,867
Amortization of net above- and below-market in-place leases (including discontinued operations)	(363)	(1,001)
Amortization of financing fees (including discontinued operations)	656	330
Amortization of debt premium and discount (including discontinued operations)	(107)	(107)
Amortization of lease commissions (including discontinued operations)	515	347
Loss on sale of discontinued operations	117	—
Gain on transfer of property and extinguishment of debt	(11,791)	—
Provision for doubtful accounts (including discontinued operations)	183	293
Deferred rent (including discontinued operations)	(96)	27
Provision for impairment of real estate (including discontinued operations)	913	14,934
Equity in loss of unconsolidated affiliates	240	1,236
Net changes in assets and liabilities:
Tenant accounts receivable	409	120
Prepaid expenses and other assets	(208)	(436)
Manager and advisor fees payable	171	(5)
Accounts payable and accrued expenses	5,460	(753)

Net cash provided by operating activities	12,485	11,153
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments, net	5,120	—
Capital improvements and lease commissions	(3,959)	(2,197)
Loan escrows	(4,882)	1,645

Net cash used in investing activities	(3,721)	(552)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to stockholders	(1,882)	—
Distributions paid to noncontrolling interests	(305)	(602)
Contributions received from noncontrolling interests	109	481
Debt issuance costs	—	(89)
Principal payments on mortgage notes	(2,750)	(6,933)

Net cash used in financing activities	(4,828)	(7,143)

Net increase in cash and cash equivalents	3,936	3,458
Effect of exchange rates	(11)	(4)
Cash and cash equivalents at the beginning of the period	28,033	33,431

Cash and cash equivalents at the end of the period	$31,958	$36,885

Supplemental disclosure of cash flow information:
Interest paid (including discontinued operations)	$14,119	$16,448

Non-cash activities:
Write-offs of receivables	$82	$113
Write-offs of retired assets	2,125	7,042
Stock issued through dividend reinvestment plan	399	—

Distributions payable	2,285	—
Change in liability for capital expenditures	85	106
Transfer of property in extinguishment of debt settlement	41,834	—

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

The Company is a Maryland corporation and was incorporated on May 28, 2004 under the name Excelsior LaSalle Property Fund, Inc. On November 14, 2011, the Company changed its name to Jones Lang LaSalle Income Property Trust, Inc. The Company was formed to acquire and manage a portfolio of real estate investments that is diversified both by property sector and geographic market. Through a series of private placements, the Company sold shares of its common stock, $0.01 par value per share (the “Common Stock” or “Shares”) to accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are authorized to issue up to 100,000,000 of our Common Stock. As of June 30, 2012, we wholly or majority owned and controlled 32 consolidated properties and owned interests in two unconsolidated properties.

Prior to November 14, 2011, the Company was managed by Bank of America Capital Advisors LLC (the “Former Manager”), a registered investment adviser with the Securities and Exchange Commission (the “SEC”), that had the day-to-day responsibility for our management and administration pursuant to a management agreement between the Company and the Former Manager (the “Management Agreement”). On November 14, 2011, the Former Manager assigned its right, duties and obligations as manager of the Company under the Management Agreement to LaSalle and since that date, the Former Manager has not had any responsibility for the management of the Company.

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

Noncontrolling interests represent the minority members’ proportionate share of the equity in The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, The Edge at Lafayette and Campus Lodge Tampa. At acquisition, we measured and recorded the assets, liabilities and non-controlling interests at the estimated fair value, based on the purchase price. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of June 30, 2012, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above.

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

The interim financial data as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At June 30, 2012 and December 31, 2011, our allowance for doubtful accounts was $832 and $731, respectively.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at June 30, 2012 and December 31, 2011 was $3,925 and $4,022, respectively.

Acquisitions

We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $24,929 and $34,100 at June 30, 2012 and December 31, 2011, respectively, on the accompanying Consolidated Balance Sheets. The allocation of purchase price to acquired intangible liabilities represents acquired below-market in-place leases, which are reported net of accumulated amortization of $6,109 and $5,685 at June 30, 2012 and December 31, 2011, respectively, on the accompanying Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using level two assumptions was approximately $12,189 and $2,224 lower than the aggregate carrying amounts at June 30, 2012 and December 31, 2011, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.

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

NOTE 3—PROPERTY

        On March 23, 2012, we relinquished our ownership of Metropolitan Park North, a 187,000 square foot office building located in Seattle, Washington through a deed in lieu of foreclosure with the lender. The Company has been relieved of approximately $56,513 of mortgage obligations plus accrued default interest associated with the mortgage loan. A non-cash accounting gain of $6,018 was recognized on the transfer of property representing the difference between the fair value and the net book value of the property as of the date of transfer. Upon extinguishment of the mortgage debt obligation, a $5,773 non-cash accounting gain was recognized representing the difference between the book value of the debt, interest payable and other obligations extinguished over the fair value of the property and other assets transferred as of the transfer date.

On March 16, 2012, Georgia Door Sales Distribution Center, a 254,000 square foot industrial property located in Austell, Georgia, was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the investment exceeded the fair value less cost to sell. As such, we recognized impairment charges of approximately $913. On April 20, 2012, we sold the property for $5,150 resulting in a loss of $117. The results of operations and loss on sale of the property are reported as discontinued operations for all periods presented.

The following table summarizes the income (loss) from discontinued operations of Metropolitan Park North and Georgia Door Sales Distribution Center, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Total revenue	$32	$1,982	$1,314	$4,020
Real estate taxes	(5)	(160)	(149)	(320)
Property operating expenses	(1)	(292)	(186)	(581)
Provision for doubtful accounts	—	(6)	(5)	(6)
General and administrative expenses	(8)	(29)	(73)	(80)
Provision for impairment of real estate	—	—	(913)	—
Depreciation and amortization	—	(481)	(445)	(959)
Interest expense	—	(855)	(752)	(1,698)

Income (loss) from discontinued operations	$18	$159	$(1,209)	$376

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

We own a 46.5% interest in Legacy Village and an 80% interest in 111 Sutter Street. The following table summarizes financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	June 30, 2012	December 31, 2011
ASSETS
Investments in real estate, net	$151,043	$153,175
Cash and cash equivalents	3,980	4,677
Other assets, net	12,919	13,800

TOTAL ASSETS	$167,942	$171,652

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes payable	$141,498	$143,451
Other liabilities	7,013	8,704

TOTAL LIABILITIES	148,511	152,155
Members’ equity	19,431	19,497

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$167,942	$171,652

COMPANY INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	June 30, 2012	December 31, 2011
Members’ equity	$19,431	$19,497
Less: other members’ equity	(8,453)	(8,275)
Basis differential in investment in unconsolidated real estate affiliates, net (a)	14,974	14,962

Investments in unconsolidated real estate affiliates	$25,952	$26,184

(a)	The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Company’s own acquisition costs for Legacy Village and 111 Sutter Street. The Company amortizes the basis differential over the lives of the related assets and liabilities that comprise the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Total revenues	$6,390	$6,538	$13,058	$13,173
Total operating expenses	4,989	5,100	9,054	10,405

Operating income	1,401	1,438	4,004	2,768
Total other expenses	2,028	2,081	4,070	4,175

Net loss	$(627)	$(643)	$(66)	$(1,407)

COMPANY EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net loss of unconsolidated real estate affiliates	$(627)	$(643)	$(66)	$(1,407)
Other members’ share of net loss(income)	224	28	(178)	131
Adjustment for basis differential in investment in unconsolidated real estate affiliates	(10)	19	10	40
Other expenses from unconsolidated real estate affiliates	(3)	—	(6)	—

Equity in loss of unconsolidated real estate affiliates	$(416)	$(596)	$(240)	$(1,236)

NOTE 5—MORTGAGE NOTES PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

			Amount payable as of
Property	Maturity Date	Rate	June 30, 2012	December 31, 2011
Total mortgage notes(a)	September 1, 2011 - March 1, 2027	5.15% - 6.14%	$524,919	$584,245
Net discount on assumed debt			(1,857)	(1,750)

Mortgage notes payable, net			$523,062	$582,495

(a)	On October 5, 2011, Marketplace at Northglenn defaulted on its mortgage loan payable obligation. On that date, the outstanding amount of the mortgage loan was approximately $61,269, bearing interest at a fixed rate of 5.50%. The loan was scheduled to mature in January 2016. The loan contains an acceleration clause pursuant to which the lender declared the outstanding loan balance immediately due and payable on October 17, 2011. During the time the default exists, the lender may charge default interest at a rate of 10.50%. The loan is non-recourse to the Company. The originating lender was Morgan Stanley Mortgage Capital, Inc., and the loan is part of a pooled commercial mortgage-backed security. The loan has been transferred to special servicing. On February 10, 2012, the lender of the mortgage loan filed to foreclose on the property with the county of Adams, Colorado. The property has suffered from tenant bankruptcies, lower occupancy and tenants renewing expiring leases at lower rents. On July 11, 2012, we relinquished our ownership of this property to the lender through a foreclosure in satisfaction of the mortgage.

The following table sets forth the aggregate principal payments of mortgage notes payable as of June 30, 2012:

Year	Amount
2012	$76,478
2013	118,935
2014	138,871
2015	24,467
2016	33,545
Thereafter	132,623

Total	$524,919

At June 30, 2012, we were in compliance with all our debt covenants except Marketplace at Northglenn, as noted above.

NOTE 6—COMMON STOCK

Stock Subscriptions

We have historically and may in the future sell additional Shares through private placements to accredited investors when and if market conditions permit. On November 14, 2011, we sold 3,731 shares for $200 to an affiliate of our Advisor at $53.60 per share. For the three and six months ended June 30, 2012, we sold no Shares.

Share Repurchase Program

Pursuant to our Share Repurchase Program (the “Repurchase Program”), we may provide limited liquidity to our stockholders by conducting tender offers pursuant to which we would offer to repurchase a specific percentage, number or dollar amount of outstanding Shares (“Tender Offer Amount”). The Tender Offer Amount for each tender offer, if any, will depend on a variety of factors, including our cash on hand, available borrowings and the amount of proceeds from our most recent offering of Shares, if any. Such determinations will be made by our board of directors prior to each tender offer and will be communicated to stockholders. We have conducted no tender offers since December 2008.

Dividend Reinvestment Plan

Stockholders may participate in a dividend reinvestment plan under which all dividends will automatically be reinvested in additional Shares. The number of Shares issued under the dividend reinvestment plan will be determined based on the Current Share Price as of the reinvestment date. For the six months ended June 30, 2012, we issued 7,216 Shares for approximately $399 under the plan. For the year ended December 31, 2011, we issued 7,774 Shares for approximately $417 under the plan.

Earnings Per Share (“EPS”)

Basic per Share amounts are based on the weighted average of Shares outstanding of 4,151,832 and 4,149,487 for the three and six months ended June 30, 2012 and 4,135,635 for the three and six months ended June 30, 2011. We have no dilutive or potentially dilutive securities.

NOTE 7—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we historically paid each of the Former Manager and Advisor an annual fixed fee equal to 0.75% of the Company’s net asset value (“NAV), calculated quarterly. Effective January 1, 2010, the Former Manager’s fixed fee was reduced from 0.75% of NAV to 0.10% of NAV. Beginning on November 14, 2011 when the Former Manager assigned the Management Agreement to the Advisor, we began paying the Former Manager’s fixed fee to the Advisor. As a result, we pay the Advisor total aggregate compensation of 0.85% of NAV for management and advisory services provided to the Company. The fixed portions of the management and advisory fees for the three and six months ended June 30, 2012 were $488 and $971, respectively. The fixed portions of the management and advisory fees for the three and six months ended June 30, 2011 were $439 and $858, respectively. Included in manager and advisory fees payable at June 30, 2012 and December 31, 2011 were $488 and $472, respectively, of fixed fee expense.

To the extent that we build cash reserves generated by capital raised through the sale of Shares to stockholders, our Advisor has agreed to waive 0.5% of the 0.85% fixed fee expense on the cash reserves to reduce the dilutive impact to stockholders created by maintaining cash reserves.

Under the terms of the Management and Advisory Agreements, we paid the Former Manager and our Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Former Manager was allocated an increasing proportion of the variable fee to the extent the Company’s NAV increased, up to a maximum of 1.87% of the 7.50% fee paid. Effective January 1, 2010, the Former Manager waived its participation in the variable fee and the Advisor will continue its waiver of its participation in the variable fee per the terms of the Management Agreement. The Advisor will continue to receive its proportionate share of the variable fee per the terms of the Advisory Agreement. The total variable fees for the three and six months ended June 30, 2012 were $84 and $331, respectively. The total variable fees for the three and six months ended June 30, 2011 were $321 and $690, respectively. Included in manager and advisory fees payable at June 30, 2012 and December 31, 2011 were $331 and $176, respectively, of variable fee expense.

The Advisor receives an acquisition fee of 0.50% of the acquisition cost of each property we acquire. There were no acquisition fees for the three and six months ended June 30, 2012 and 2011. There were no acquisition fees included in manager and advisory fees payable at June 30, 2012 or December 31, 2011. The Advisor may pay certain third-party due diligence costs related to acquisitions or unsuccessful acquisitions, which are reimbursable by us. There were no reimbursed due diligence costs included in accounts payable and other accrued expenses at June 30, 2012 and 2011. Acquisition fees and due diligence costs for acquisitions are expensed as incurred. The Advisor does not receive a disposition fee for selling real estate investments.

Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 105 Kendall Park Lane, 4 Research Park Drive, 36 Research Park Drive and Georgia Door Sales Distribution Center, through the date of sale. For the three and six months ended June 30, 2012, JLL Americas was paid $50 and $90, respectively, for property management services performed. For the three and six months ended June 30, 2011, JLL Americas was paid $51 and $86, respectively, for property management services performed. JLL Americas has been hired to perform leasing services for Canyon Plaza and 111 Sutter Street on a contingent fee basis. JLL Americas was paid $0 and $74 for leasing services for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, JLL Americas was paid $101 and $166, respectively for leasing services.

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), an affiliate of the Former Manager, was the placement agent for the Company until November 14, 2011. The placement agent received no compensation from us for its services, but was able to receive compensation in the form of a placement fee from the purchasing stockholders.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the 15 buildings in the portfolio is capped individually pursuant to each loan agreement. At June 30, 2012, we had approximately $1,491 deposited in this escrow, and we expect to fund a net of approximately $409 during the remainder of 2012. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At June 30, 2012, our capital escrow account balance was $439. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated real estate taxes and insurance premium. At June 30, 2012, our real estate tax and insurance escrow balance was $723. We expect to fund the loan escrows from property operations.

The mortgage loan extension signed on August 31, 2011, collateralized by Monument IV at Worldgate, requires us to reserve all rental payments received from the tenant to be used for leasing costs and real estate taxes. As of June 30, 2012, cash totaling $8,153 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full. We are in process of re-leasing the building to one or more new tenants.

The debt associated with six of our student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of June 30, 2012, we had deposited approximately $211 into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of June 30, 2012, we had not received an expansion notice from the tenant.

NOTE 9—DISTRIBUTIONS PAYABLE

On April 26, 2012, our board of directors declared a $0.55 per share distribution to Stockholders of record as of June 29, 2012, payable on August 3, 2012.

NOTE 10—SUBSEQUENT EVENTS

On July 2, 2012, we retired the mortgage note payable on 105 Kendall Park Lane in advance of its September 1, 2012 maturity date. The outstanding balance on the mortgage note payable, including accrued interest, was approximately $12,274, which was funded with Company level cash. As a result, we own the property free and clear of mortgage debt.

On July 11, 2012, our board of directors declared a $0.55 per share distribution to Stockholders of record as of September 28, 2012, payable on November 2, 2012.

On July 11, 2012, we relinquished our ownership of Marketplace at Northglenn via a foreclosure proceeding which resulted in a non-cash accounting gain on transfer of property and extinguishment of debt of approximately $3,000.

On August 8, 2012, we sold 884,956 Shares for $50,000 to an affiliate of our Advisor at the June 30, 2012, NAV of $56.50 per share.

* * * * * *

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

$ in thousands, except per share amounts

Cautionary Note Regarding Forward-Looking Statements

This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s 2011 Form 10-K and our periodic reports filed with the SEC.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of June 30, 2012, were comprised of:

•	Monument IV at Worldgate,

•	105 Kendall Park Lane,

•	Marketplace at Northglenn,

•	the Dignity Health Office Portfolio,

•	Stirling Slidell Shopping Centre,

•	4001 North Norfleet Road,

•	Station Nine Apartments,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	The District at Howell Mill,

•	Canyon Plaza,

•	Railway Street Corporate Centre,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.

Our Unconsolidated Properties, which are owned through joint venture arrangements, consisted of Legacy Village and 111 Sutter Street as of June 30, 2012. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio.”

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

Property Sector Diversification

Estimated Percent of Fair Value as of June 30, 2012

	Consolidated Properties	Unconsolidated Properties	Consolidated and Unconsolidated Properties
Office
Commercial Office	23%	53%	29%
Medical Office	19%	—	15%
Retail	21%	47%	25%
Industrial	7%	—	6%
Apartment	30%	—	25%

Geographic Region Diversification

Estimated Percent of Fair Value as of June 30, 2012

	Consolidated Properties	Unconsolidated Properties	Consolidated and Unconsolidated Properties
East	15%	—	13%
West	39%	53%	41%
Midwest	12%	47%	18%
South	28%	—	23%
International	6%	—	5%

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

Critical Accounting Policies

The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three and six months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2011 Form 10-K.

Consolidated Properties

Consolidated Properties owned at June 30, 2012 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of June 30, 2012
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	43%
105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%
Marketplace at Northglenn (1)	Retail	Northglenn, CO	December 21, 2005	100%	439,000	85%
Dignity Health Office Portfolio	Office	CA and AZ	December 21, 2005	100%	757,000	80%
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	72%
4001 North Norfleet Road	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%
Station Nine Apartments (2)	Apartment	Durham, NC	April 16, 2007	100%	312,000	85%
4 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	60,000	100%
36 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	81,000	100%
The District at Howell Mill (3)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	99%
Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%
Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	135,000	71%
Cabana Beach San Marcos (2)(4)	Apartment	San Marcos, TX	November 21, 2007	78%	258,000	94%
Cabana Beach Gainesville (2)(4)	Apartment	Gainesville, FL	November 21, 2007	78%	598,000	89%
Campus Lodge Athens (2)(4)	Apartment	Athens, GA	November 21, 2007	78%	229,000	99%
Campus Lodge Columbia (2)(4)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	90%
The Edge at Lafayette (2)(4)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	99%
Campus Lodge Tampa (2)(4)	Apartment	Tampa, FL	February 29, 2008	78%	477,000	97%

(1)	On July 11, 2012, we relinquished our ownership of this property to the lender through a foreclosure in satisfaction of the mortgage.
(2)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to leasing efforts before the school year.
(3)	We own an 87.85% ownership interest in the joint venture that owns a fee interest in this property.
(4)	We own a 78% ownership interest in the joint venture that owns a fee interest in this property.

Unconsolidated Properties

Unconsolidated Properties owned at June 30, 2012 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of June 30, 2012
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	91%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80%	286,000	91%

OPERATING STATISTICS

We generally have investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe our leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property sector for our consolidated properties as of June 30, 2012:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Fair Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Consolidated Properties:
Office:
Commercial Office	5	704,000	12.1%	75.9%	23%	$20.26
Medical Office	15	757,000	13.1	79.8	19	17.82
Retail	3	884,000	15.3	87.8	21	14.06
Industrial	2	1,111,000	19.2	100.0	7	4.02
Apartments	7	2,337,000	40.3	92.6	30	15.50

Total	32	5,793,000	100.0%	89.6%	100%	$13.62

(1)	Amount calculated as in-place minimum base rent for all occupied space at June 30, 2012 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

The following table shows our operating statistics by property sector for our unconsolidated properties as of June 30, 2012:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Fair Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Unconsolidated Properties:
Office:
Commercial Office	1	286,000	32.5%	91.0%	53%	$32.73
Retail	1	595,000	67.5	91.0	47	20.44

Total	2	881,000	100.0%	91.0%	100%	$24.47

(1)	Amount calculated as in-place minimum base rent for all occupied space at June 30, 2012 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of June 30, 2012, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.22 for our consolidated properties and $23.93 for our unconsolidated properties.

Recent Events and Outlook

General Company and Market Commentary

Over the last few years given the global financial crisis and continuing uncertain economic climate, management implemented a cash conservation strategy designed to strengthen our balance sheet and protect the value of our assets. Through the establishment of cash reserves, management’s aim was to equip the Company with sufficient resources to address the portfolio’s fluctuating working capital needs, future capital expenditures, existing loan amortizations, and nearer-term debt maturities until market conditions stabilized. Several actions have been taken toward these objectives including reductions in discretionary expenditures and management fees, the suspension of regular dividend payments, the suspension of the repurchase of Shares through tender offers, and sales of selected properties. The combination of suspending dividends and Share redemptions, coupled with the results from expense reductions and proceeds generated from property sales, has strengthened our balance sheet and improved our cash position. As of June 30, 2012, we had accumulated a cash balance at the Company level of approximately $22,185 and our company-wide loan-to-value percentage has been reduced from a peak of 88% on December 31, 2009 to 73%. To further deleverage our portfolio and reduce loan-to-value, on July 2, 2012, we retired the mortgage note payable on 105 Kendall Park Lane in advance of its September 1, 2012 maturity date. The outstanding balance on the mortgage note payable, including accrued interest, was approximately $12,274 which was funded with Company level cash. As a result, we own the property free and clear of mortgage debt.

As the U.S. economy’s path towards recovery has been characterized by volatility and uncertainty, the commercial real estate markets are functioning in a similar fashion. Many of the broader economic indicators have been mixed, which is similar to the irregular recovery of commercial real estate. For example, while U.S. vacancy rates across all four major property types (office, industrial, retail and apartment) declined throughout 2011, all property types, with the exception of apartments, exhibited vacancies above historical norms as of the end of 2011.

Despite continuing improvements in property market fundamentals and real estate capital markets, we will continue to maintain a defensive tact until indications of a meaningful economic recovery become clearly evident or until the outlook for identifying alternate sources of equity capital improves. We will continue our cash conservation initiatives designed to fortify the balance sheet and provide sufficient working capital to address the portfolio’s working capital needs, capital expenditures, loan amortizations, and nearer-term debt maturities. Opportunities to execute select property dispositions for fair and reasonable values will continue to be evaluated as a means of generating additional liquidity, deleveraging, or reducing risk in the portfolio. To further this strategy, on April 20, 2012, we sold Georgia Door Sales Distribution Center for $5,150, which reduced overall leasing risks in the portfolio and bolstered our capital reserves. The tenant for this warehouse property, whose lease expires in early 2014, had indicated its intent not to renew at expiration and had already begun to exit portions of the building.

The challenge for the foreseeable future will be to balance the objectives of reducing portfolio risk through increasing cash reserves and retiring debt while also distributing free cash flow generated from our property investments to stockholders in the form of dividends. However, until a marked improvement in the economy is realized and there is clear evidence of a stabilization of property fundamentals along with increased availability of debt and equity for commercial real estate, cash conservation will remain a near-term priority for us. To help advance this initiative, the overall management fee paid by us to our Advisor (and for prior periods to the Former Manager) was reduced from 1.5% on NAV to 0.85%. This fee reduction is intended to reduce our expenses and benefit our stockholders.

As a result of our strengthening balance sheet and improved liquidity, after the suspension of dividends in early 2009, we have declared four quarterly dividends. Our board of directors declared quarterly dividends for our stockholders equal to $0.55 per Share for each of the third quarter of 2011 and the first and second quarter of 2012, and on July 11, 2012, the board of directors declared a dividend of $0.55 per Share to stockholders of record as of September 28, 2012, which is payable on November 2, 2012.

While we historically provided limited liquidity to our stockholders by conducting tender offers, we did not and do not guarantee that sufficient cash will be available at any particular time to fund repurchases of our Shares. In this regard, we have not conducted a tender offer since November 2008. The timing of future tender offers, if any, will be at the discretion of our board of directors, based on, among other things, the Company’s need for and available liquidity.

We will consider dispositions of non-strategic properties when it furthers our broader strategic initiatives of creating additional liquidity, deleveraging the Company or reducing risk (debt maturity and tenant lease related risks, for example). We do not intend to participate in distressed asset sales that may negatively impact our longer-term investment performance.

Second Quarter NAV

In the second quarter of 2012, our NAV increased by $1.23 per share from $55.27 per share at March 31, 2012 to $56.50 per share at June 30, 2012. During the quarter, 25% of the portfolio was externally appraised while the balance of the portfolio was valued by our valuation consultant using methodologies consistent with those of our external appraisals. Overall, values of the Company’s interests in properties increased 1.4%, resulting in a $2.51 per share contribution. The second quarter NAV was decreased by $0.10 from property operations. The total property related NAV impact resulted in a $2.41 per share increase.

Our NAV was decreased due to the continued increase in the fair value of our debt which fluctuates in tandem with market interest rates and loan spreads. Given that interest rates have continued to hover at historically low levels and the availability of credit has increased, our debt mark-to-market has turned negative and is currently depressing our overall NAV. The valuation of our fixed-rate loans had a negative $1.18 impact on share value in the second quarter.

Our NAV per share of $56.50 as of June 30, 2012 is comprised of a negative $3.13 of debt value and $59.63 of asset value.

2012 Key Events and Accomplishments

On January 23, 2012, our board of directors declared a dividend of $0.55 per Share to stockholders of record as of March 30, 2012, which was paid on May 4, 2012. On April 26, 2012, the board of directors declared a dividend of $0.55 per Share to stockholders of record as of June 29, 2012, which was paid on August 3, 2012. On July 11, 2012, the board of directors declared a dividend of $0.55 per Share to stockholders of record as of September 28, 2012, which is payable on November 2, 2012. Future dividends, if any, will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our REIT status and such other factors as the Board may deem relevant from time to time.

On March 23, 2012, we relinquished our ownership of Metropolitan Park North, a 187,000 square foot office building located in Seattle, Washington via a deed in lieu of foreclosure. The Advisor determined that the property was worth significantly less than the outstanding debt balance as a result of the primary tenant failing to renew its lease on a long term basis and market rents falling to a level that would not support debt service should a new tenant be identified. Deeding this property back to the lender is in keeping with our strategy to reduce our portfolio’s debt maturities and overall loan to value.

On April 20, 2012, we sold Georgia Door Sales Distribution Center a warehouse property located in Austell, Georgia, for $5,150. The building no longer fit with the strategic objectives of the Company. This sale reduced our lease renewal risks, bolstered cash reserves and had a positive impact on our NAV.

On July 2, 2012, we retired the mortgage note payable on 105 Kendall Park Lane in advance of its September 1, 2012 maturity date. The outstanding balance on the mortgage note payable, including accrued interest, was approximately $12,274 which was funded with Company level cash. As a result we own the property free and clear of mortgage debt. This loan repayment was in keeping with our objectives to deleverage our portfolio.

On July 11, 2012, we relinquished our ownership of Marketplace at Northglenn, a 439,000 square foot shopping center located in Northglenn, Colorado via a foreclosure proceeding. The Advisor determined that the property was worth significantly less than the outstanding debt balance as a result of tenant bankruptcies, vacancies and lower rental rates on newly signed leases causing property cash flows to no longer support debt service. Turning this property back to the lender is in keeping with our strategy to reduce our portfolio’s debt maturities and overall loan to value. The foreclosure had no impact on NAV as the property had previously been written off.

On July 20, 2012, we filed Pre-Effective Amendment No. 5 to our Registration Statement on Form S-11 (Commission File No. 333-177963) with respect to our intended continuous public offering of up to $3,000,000 in any combination of two new classes of common stock. In order to facilitate the offering, on January 20, 2012, our stockholders approved an amendment and restatement of our charter that would, among other things, designate the two new classes of common stock. On July 11, 2012, our stockholders approved certain additional changes to our proposed charter requested by various state securities administrators. We intend to file the amendment and restatement of the charter on a date prior to the date that we expect the registration statement to be declared effective by the SEC, although no assurances can be made that the SEC will declare the registration statement effective.

2012 Key Initiatives

In 2012, our Advisor will continue its ongoing evaluation of our investment in Monument IV at Worldgate and its ongoing fit within our current strategy. The property is located in the Washington, D.C. submarket of Herndon, Virginia, directly visible from the Dulles Toll Road. As of the date of this report, the single tenant of the building, Fannie Mae, has reduced its occupancy from 228,000 square feet to approximately 99,000 square feet, renewed its lease on a short term basis and completely vacated the building on June 30, 2012. Our third-party local leasing agent continues its broad marketing campaign for the building as available for lease. Based upon an assessment of the office leasing market and progress towards securing new tenants, our Advisor will determine the longer term strategic direction for this investment, which could include re-tenanting the building and refinancing its existing fixed rate mortgage on a longer term basis (it currently matures on September 1, 2013), or selling the property. Under either of these alternatives, our Advisor believes Monument IV at Worldgate continues to represent significant value to us.

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

Comparable real estate investments represent properties currently classified as continuing operations and owned by us for the three and six months ended June 30, 2012, which were also owned by us during the three and six months ended June 30, 2011 and included all of our Consolidated Properties as of June 30, 2012. Georgia Door Sales Distribution Center and Metropolitan Park North are shown as discontinued operations.

Results of Operations for the three months ended June 30, 2012 and 2011:

Revenues

	Total Company Real Estate Investments
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	$ Change	% Change
Revenues:
Minimum rents	$17,335	$18,793	$(1,458)	(7.8)%
Tenant recoveries and other rental income	3,897	3,931	(34)	(0.9)%

Total revenues	$21,232	$22,724	$(1,492)	(6.6)%

Minimum rents decreased by $1,458 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease is primarily related to decreased minimum rents of $827 at Monument IV at Worldgate related to a decrease in occupancy from 100% to approximately 43% on January 1, 2012. The decrease is also related to decreased minimum rents of $765 at The District at Howell Mill related to the successful settlement of a tenant lawsuit over disputed rent charges that occurred during the three months ended June 30, 2011. These decreases were partially offset by an increase of $394 at the student-oriented apartment communities due to higher rental rates for the three months ended June 30, 2012 as compared to the same period of 2011.

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $212 and $572 for the three months ended June 30, 2012 and 2011, respectively. Also included in minimum rents, as a net increase, is straight-line rental income of $257 and $317 for the three months ended June 30, 2012 and 2011, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income remained relatively flat between periods.

Operating Expenses

	Total Company Real Estate Investments
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	$ Change	% Change
Operating expenses:
Real estate taxes	$2,545	$2,548	$(3)	(0.1)%
Property operating	5,797	5,430	367	6.8%
Manager and advisor fees	572	760	(188)	(24.7)%
Company level expenses	688	347	341	98.3%
Provision for (net recovery of) doubtful accounts	27	(27)	54	200.0%
General and administrative	352	10	342	3,420.0%
Provision for impairment of real estate	—	14,934	(14,934)	(100.0)%
Depreciation and amortization	5,323	5,941	(618)	(10.4)%

Total operating expenses	$15,304	$29,943	$(14,639)	(48.9)%

Real estate tax expense decreased by $3 for the three months ended June 30, 2012 compared to the same period of 2011, as taxes were in line with the prior year.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses increased by $367 for the three months ended June 30, 2012 as compared to the same period of 2011. The increase is primarily related to the decrease in occupancy at Monument IV at Worldgate, causing us to incur increased expenses for the vacant space of $219 for the three months ended June 30, 2012 as compared to the same period in 2011. We expect this increase to continue throughout the remainder of the year. The increase is also related to increased Turn costs of $115 at our student-oriented apartment communities in the three months ended June 30, 2012 when compared to the three months ended June 30, 2011.

Manager and Advisor fees relate to the fixed and variable management and advisory fees earned by the Former Manager and the Advisor. Fixed fees increase or decrease based on changes in the NAV which will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Manager and Advisor fees from 2011 to 2012 relates mainly to a lower cash flow generated by the portfolio as a result of discontinued operations and decreased occupancy at Monument IV at Worldgate.

Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $341 for the three months ended June 30, 2012 as compared to the same period in 2011 primarily due to an increase in legal fees related to the Company restructuring and mini-tender offer.

Provision for (net recovery of) doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for (net recovery of) doubtful accounts increased $54 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily related to collections of previously reserved charges at the Dignity Health Office Portfolio during the three months ended June 30, 2011.

General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses increased $342 during the three months ended June 30, 2012 as compared to the same period in 2011. The increase is primarily the result of higher legal fees of $179 related to the loan default at Marketplace at Northglenn for the three months ended June 30, 2012. The three months ended June 30, 2011, included a $100 refund of bank fees.

Provision for impairment of real estate relates to assets whose estimated future undiscounted cash flows have decreased below the carrying value. The decrease is due to impairment charges of $14,934 taken on the Marketplace at Northglenn during the three months ended June 30, 2011. The Company decreased its hold period as the property’s cash flows were no longer forecast to cover debt service due to tenant bankruptcies and lower rental rates on a newly signed lease renewals.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $618 for the three months ended June 30, 2012 as compared to the same period of 2011 primarily relates to personal property and intangible assets becoming fully amortized in 2012 resulting in lower depreciation and amortization expense of $416 and $218 related to the Marketplace at Northglenn and Monument IV at Worldgate, respectively.

Other Income and Expenses

	Total Company Real Estate Investments
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	$ Change	% Change
Other income and (expenses):
Interest expense	(8,280)	(7,549)	(731)	(9.7)%
Equity in loss of unconsolidated affiliates	(416)	(596)	180	30.2%

Total other income and (expenses)	$(8,696)	$(8,145)	$(551)	(6.8)%

Interest expense increased by $731 for the three months ended June 30, 2012 as compared to the same period in 2011, primarily due to accruing the default interest rate on the Marketplace at Northglenn mortgage loan.

Equity in loss of unconsolidated affiliates increased by $180 as equity in loss at Legacy Village increased by $200 from equity loss of $2 for the three months ended June 30, 2011 to equity loss of $202 for the three months ended June 30, 2012. The increase in loss at Legacy Village was the result of lower minimum rents and tenant recoveries and higher operating costs for the three months ended June 30, 2012 as compared to the same period in 2011. Equity in loss from 111 Sutter Street decreased by $380 from equity loss of $594 for the three months ended June 30, 2011 to equity loss of $214 for the three months ended June 30, 2012. The decrease of net loss at 111 Sutter Street for three months ended June 30, 2012 compared to the same period in 2011 was primarily related to decreased amortization expense as intangible assets became fully amortized.

Discontinued Operations

	Total Company Real Estate Investments
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	$ Change	% Change
Discontinued Operations:
Income from discontinued operations	$18	$159	$(141)	(88.7)%
Loss on sale of discontinued operations, net	(117)	—	(117)	—

Total (loss) income from discontinued operations	$(99)	$159	$(258)	(162.3)%

Income from discontinued operations decreased $141 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease is primarily due to the sale of Georgia Door Sales Distribution Center on April 20, 2012 compared to the property being held for the entire three month period ended June 30, 2011.

Loss on sale of discontinued operations of $117 for the three months ended June 30, 2012 relates to the sale of Georgia Door Sales Distribution Center.

Results of Operations for the six months ended June 30, 2012 and 2011:

Revenues

	Total Company Real Estate Investments
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	$ Change	% Change
Revenues:
Minimum rents	$35,015	$36,997	$(1,982)	(5.4)%
Tenant recoveries and other rental income	7,859	7,772	87	1.1%

Total revenues	$42,874	$44,769	$(1,895)	(4.2)%

Minimum rents at comparable real estate investments decreased by $1,982 for the six months ended June 30, 2012 as compared to the same period in 2011. The decrease is primarily due to decreased minimum rents of $1,655 at Monument IV at Worldgate where occupancy decreased from 100% to approximately 43% on January 1, 2012. The decrease is also related to lower minimum rents of $769 at The District at Howell Mill resulting from the successful settlement of a tenant lawsuit over disputed rent charges which occurred during the six months ended June 30, 2011. These decreases were partially offset by an increase of $690 at the student-oriented apartment communities due to higher rental rates for the six months ended June 30, 2012 as compared to the same period in 2011.

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $424 and $1,137 for the six months ended June 30, 2012 and 2011, respectively. Also included in minimum rents is straight-line rental income, which caused an increase of $429 and $509 for the six months, ended June 30, 2012 and 2011, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income increased by $87 for the six months ended June 30, 2012 as compared to the same period in 2011. The increase primarily relates to higher real estate tax recoveries of $157 at the Dignity Health Office Portfolio which was partially offset by lower recovery revenue of $102 at the Marketplace at Northglenn resulting from tenant bankruptcies.

Operating Expenses

	Total Company Real Estate Investments
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	$ Change	% Change
Operating expenses:
Real estate taxes	$5,032	$4,906	$126	2.6%
Property operating	11,391	10,744	647	6.0%
Manager and advisor fees	1,302	1,548	(246)	(15.9)%
Company level expenses	1,339	734	605	82.4%
Provision for doubtful accounts	178	287	(109)	(38.0)%
General and administrative	574	175	399	228.0%
Provision for impairment of real estate	—	14,934	(14,934)	(100.0)%
Depreciation and amortization	10,649	11,900	(1,251)	(10.5)%

Total operating expenses	$30,465	$45,228	$(14,763)	(32.6)%

Real estate tax expense increased by $126 for the six months ended June 30, 2012 compared to the same period of 2011 resulting from an increase of $70 at the Marketplace at Northglenn due to a tax refund received in the prior year as well as increases of $33 at each of The District at Howell Mill and the Dignity Health Office Portfolio resulting from property reassessments in the current year.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses increased $647 for the six months ended June 30, 2012 as compared to the same period of 2011. The increase is primarily related to the decrease in occupancy at Monument IV at Worldgate, causing us to incur expenses for the vacant space of $438 for the six months ended June 30, 2012. We expect this increase to continue throughout the remainder of the year. Additionally, we incurred increased Turn costs of $194 at our student-oriented apartment communities during the six months ended June 30, 2012.

Manager and advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV which will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Manager and Advisor fees from 2011 to 2012 relates mainly to lower cash flow generated by the portfolio as a result of discontinued operations and decreased occupancy at Monument IV at Worldgate.

Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $605 for the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to an increase in legal fees related to the Company restructuring and mini-tender offer.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased $109 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily related to decreases of $183 at the Marketplace at Northglenn due to the Borders bankruptcy in 2011 and $40 at The District at Howell Mill due to collection of previously reserved accounts during the six months ended June 30, 2012. These decreases were partially offset by an increase of $132 at the Dignity Health Office Portfolio due to collections of previously reserved accounts that occurred during the six months ended June 30, 2011.

General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses increased $399 primarily related to higher legal fees of $217 related to the loan default at Marketplace at Northglenn for the six months ended June 30, 2012. The six months ended June 30, 2011, included a $100 refund of banking fees.

Provision for impairment of real estate relates to assets whose estimated future undiscounted cash flows have decreased below the carrying value. The decrease is due to impairment charges of $14,934 taken on the Marketplace at Northglenn during the six months ended June 30, 2011. The Company decreased its hold period as the property’s cash flows were no longer forecasted to cover debt service due to tenant bankruptcies and lower rental rates on a newly signed lease renewals.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $1,251 for the six months ended June 30, 2012 as compared to the same period of 2011. The decrease is primarily related to personal property and intangible assets becoming fully amortized in 2012 resulting in lower depreciation and amortization expense of $837, $437 and $345 at the Marketplace at Northglenn, Monument IV at Worldgate, and Cabana Beach San Marcos, respectively. These decreases were partially offset by an increase of $247 at the Dignity Health Office Portfolio due to acceleration of depreciation related to tenant vacancies that occurred during the six months ended June 30, 2012.

Other Income and Expenses

	Total Company Real Estate Investments
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	$ Change	% Change
Other income and (expenses):
Interest expense	(16,827)	(15,025)	(1,802)	(12.0)%
Equity in loss of unconsolidated affiliates	(240)	(1,236)	996	80.6%

Total other income and (expenses)	$(17,067)	$(16,261)	$(806)	(5.0)%

Interest expense increased by $1,802 for the six months ended June 30, 2012 as compared to the same period 2011, primarily due to accruing the default interest rate on the Marketplace at Northglenn mortgage loan.

Equity in loss of unconsolidated affiliates decreased by $996 as equity income from Legacy Village increased by $238 from equity loss of $70 for the six months ended June 30, 2011 to equity income of $168 for the six months ended June 30, 2012. The increase in net income at Legacy Village was primarily related to lower real estate tax expense partially offset by an increase in provision for doubtful accounts due to collection of previously reserved accounts that occurred during the six months ended June 30, 2011. Equity in loss at 111 Sutter Street decreased by $758 from equity loss of $1,166 for the six months ended June 30, 2011 to equity loss of $408 for the six months ended June 30, 2012. The decreased loss at 111 Sutter Street was primarily related to decreased amortization expense as intangible assets became fully amortized and a decrease in interest expense due to loan amortization.

Discontinued Operations

	Total Company Real Estate Investments
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	$ Change	% Change
Discontinued Operations:
(Loss) income from discontinued operations	$(1,209)	$376	$(1,585)	(421.5)%
Loss on sale of discontinued operations	(117)	—	(117)	—
Gain on transfer of property and extinguishment of debt	11,791	—	11,791	—

Total income from discontinued operations	$10,465	$376	$10,089	2,683.2%

Income from discontinued operations decreased $1,585 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease is primarily due to an impairment charge at Georgia Door Sales Distribution Center of $913 recorded during the six months ended June 30, 2012. The remaining difference is related to owning Metropolitan Park North for the entire period in 2011 compared to the partial period in 2012.

Loss on sale of discontinued operations of $117 during the three months ended June 30, 2012 relates to the sale of Georgia Door Sales Distribution Center on April 20, 2012.

Gain on transfer of property and extinguishment of debt of $11,791 during the six months ended June 30, 2012 is related to the transfer of ownership of Metropolitan Park North on March 23, 2012.

FUNDS FROM OPERATIONS

Consistent with real estate industry and investment community preferences, we consider Funds From Operations (“FFO”) as a supplemental measure of the operating performance for a real estate investment trust and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) attributable to the Company (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for these items related to noncontrolling interests and unconsolidated affiliates.

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

	Three Months ended June 30, 2012	Three Months ended June 30, 2011	Six Months ended June 30, 2012	Six Months ended June 30, 2011
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(2,912)	$(15,244)	$5,670	$(16,379)
Plus: Real estate depreciation and amortization	5,323	5,941	10,649	11,900
Loss from sale of real estate	117	—	117	—
Real estate depreciation and amortization from discontinued operations	—	481	445	959
Real estate depreciation and amortization for noncontrolling interests	(332)	(354)	(654)	(706)
Real estate depreciation and amortization from unconsolidated real estate affiliates	915	1,194	1,793	2,360

Gain on transfer of property	—	—	(6,018)	—
Impairment of real estate	—	14,934	913	14,934

Funds from operations attributed to Jones Lang LaSalle Income Property Trust, Inc.	$3,111	$6,952	$12,915	$13,068

Weighted average shares outstanding, basic and diluted	4,151,832	4,135,635	4,149,487	4,135,635
Funds from operations per share, basic and diluted	$0.75	$1.68	$3.11	$3.16

Below is additional information related to certain items that significantly impact the comparability of our FFO or significant non-cash items from the periods presented:

	Three Months ended June 30, 2012	Three Months ended June 30, 2011	Six Months ended June 30, 2012	Six Months ended June 30, 2011
Straight-line rental income	$(160)	$(217)	$(271)	$(322)
Amortization of above- and below-market leases	(159)	(442)	(325)	(747)
Amortization of net discount on assumed debt	(71)	(60)	(120)	(120)
Gain on extinguishment of debt	—	—	(5,773)	—

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

The Current Share Price of the Common Stock was $56.50 as of June 30, 2012.

The following table provides a breakdown of the major components of our Current Share Price as of June 30, 2012 and December 31, 2011:

Component of NAV	June 30, 2012	December 31, 2011
Real estate investments(1)	$187.79	$197.82
Debt	(140.42)	(151.66)
Other assets and liabilities, net	9.13	8.65
Estimated enterprise value premium	None Assumed	None Assumed

Current Share Price	$56.50	$54.81

(1)	The value of our real estate investments was less than the historical cost by approximately 18.0% and 21.8% as of June 30, 2012 and December 31, 2011, respectively.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of June 30, 2012:

	Commercial Office / Medical Office / Industrial	Retail	Apartment	Total Company
Exit capitalization rate	7.55%	7.61%	7.09%	7.44%
Discount rate/internal rate of return (IRR)	8.51	8.27	8.27	8.36
Annual market rent growth rate	3.10	3.02	2.93	3.04
Holding period (years)	10.10	9.70	10.00	10.00

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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of June 30, 2012 of 0.25% would yield a decrease in our total real estate asset value of 1.38% and our Current Share Price would have been $54.21. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2011 of 0.25% would yield a decrease in our total real estate asset value of 1.49% and our Current Share Price as of December 31, 2011 would have been $52.37.

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

•	the NAV per share, or the methodologies relied upon to estimate the Current Share Price, will be found by any regulatory authority to comply with any regulatory requirements.

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

•      Fees payable to the Advisor

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

Longer-term liquidity and capital needs such as:..

•      Acquisitions of new real estate

•      Expansion of existing properties

•      Tenant improvements and leasing commissions

•      Debt repayment requirements, including both principal and interest

•      Repurchases of our Common Stock

• Sales of real estate investments • Draws from lender escrow accounts

The sources and uses of cash for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	$ Change
Net cash provided by operating activities	$12,485	$11,153	$1,332
Net cash used in investing activities	(3,721)	(552)	(3,169)
Net cash used in financing activities	(4,828)	(7,143)	2,315

Net cash provided by operating activities increased by $1,332 for the period ending June 30, 2012, as compared to the same period in 2011. Included in the change was a decrease in our operating income after making adjustments to reconcile the net loss to the net cash provided by operating activities of $5,574. Also affecting our net cash provided from operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Manager and Advisor fee payable, and accounts payable and other accrued expenses. These changes in our working capital totaled an increase to cash provided by operating activities of $6,906 between the six months ended June 30, 2012 and 2011, and were mainly due to the following items:

•	decrease in accounts receivable of $409 due to timing of receipts and an increase in prepaid expenses and other assets of $208 in 2012 related to timing of payments; and

•

an increase of accrued interest of $2,926, which resulted primarily from Marketplace at Northglenn’s default on its mortgage note payable obligation, and an increase in real estate tax payable, and accounts payable and other accrued expenses of $1,982 due to the timing of certain payments.

Cash used in investing activities increased primarily as a result of an increase in net funding of loan escrows of $6,527 during the six month period ending June 30, 2012 as compared to the same period of 2011. Additionally, there was an increase in capital improvement and lease commission payments of $1,762 for the six month period ended June 30, 2012 as compared to the same period of 2011. These increases were partially offset by proceeds of $5,120 from the sale of Georgia Door Sales Distribution Center that occurred on April 20, 2012.

Cash used in financing activities decreased by $2,315 for the period ended June 30, 2012 over the same period in 2011 primarily due to a decrease in mortgage note principal payments of $4,183 as a result of a loan payoff that occurred in 2011.The decrease in mortgage note payments was partially offset by an increase in distributions to stockholders in the amount of $1,882 that occurred during 2012.

Financing

We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We attempted to limit overall portfolio leverage to 65% at the time we made our investments (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of all our real estate investments). Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Based upon the valuation declines in our portfolio, we estimate our current loan-to-value to be approximately 73%.

The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at June 30, 2012 and December 31, 2011 for such debt. The unconsolidated debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	June 30, 2012		December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed rate debt (1)	$524,919	6.15%	$584,245	6.10%

(1)	On October 5, 2011, Marketplace at Northglenn defaulted on its mortgage loan payable obligation. On that date, the outstanding amount of the mortgage loan was approximately $61,269, bearing interest at a fixed-rate of 5.50%. The loan was scheduled to mature in January 2016. The loan contains an acceleration clause pursuant to which the lender declared the outstanding loan balance immediately due and payable on October 17, 2011. During the time the default exists, the lender may charge default interest at a rate of 10.50%. The loan is non-recourse to the Company. The originating lender was Morgan Stanley Mortgage Capital, Inc., and the loan is part of a pooled commercial mortgage-backed security. The loan has been transferred to special servicing. On February 10, 2012, the lender of the mortgage loan filed to foreclose on the property with the county of Adams, Colorado. The property has suffered from tenant bankruptcies, lower occupancy and tenants renewing expiring leases at lower rents. On July 11, 2012, we relinquished our ownership of this property to the lender through a foreclosure in satisfaction of the mortgage.

Unconsolidated Debt

	June 30, 2012		December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed rate debt	$84,044	5.60%	$85,086	5.60%

We currently only have fixed-rate financing with maturities through 2027.

Contractual Cash Obligations and Commitments

The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the 15 buildings in the portfolio is capped individually pursuant to each loan agreement. At June 30, 2012, we had approximately $1,491 deposited in this escrow, and we expect to fund a net of approximately $409 during the remainder of 2012. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At June 30, 2012, our capital escrow account balance was $439. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At June 30, 2012, our insurance and real estate tax escrow balance was $723. We expect to fund the loan escrows from property operations.

The mortgage loan extension signed on August 31, 2011, collateralized by Monument IV at Worldgate, requires us to reserve all rental payments received from the tenant to be used for leasing costs and real estate taxes. As of June 30, 2012, cash totaling $8,153 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full. We are in process of re-leasing the building to one or more new tenants.

The debt associated with six of our student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of June 30, 2012, we had approximately $211 deposited into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of June 30, 2012, we had not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as additional collateral for mortgage debt on properties we own. At June 30, 2012 and December 31, 2011, we had approximately $150, in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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

We are subject to market risk associated with changes in interest rates in terms of the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of June 30, 2012, we had consolidated debt of $524,919, none of which was variable-rate debt. Including the $1,857 net discount on the assumption of debt, we had consolidated debt of $523,062 at June 30, 2012.

As of December 31, 2011, we had consolidated debt of $584,245, none of which was variable-rate debt. Including the $1,750 net discount on the assumption of debt, we had consolidated debt of $582,495 at December 31, 2011.

All our Consolidated and Unconsolidated Properties are currently financed with fixed-rate debt; therefore we are not currently subject to interest rate exposure at these properties, except to the extent changes in interest rates impact the fair value of our fixed rate financing as discussed below.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2012, the fair value of our mortgage notes payable was estimated to be approximately $12,189 higher than the carrying value of $523,062. If treasury rates were 25 basis points higher at June 30, 2012, the fair value of our mortgage notes payable would have been approximately $8,685 lower than the carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the six months ended June 30, 2012 and 2011, we recognized a foreign currency translation loss of $23 and a gain of $415, respectively. At June 30, 2012, a 10% unfavorable exchange rate movement would have caused our $23 foreign currency translation loss to be increased by $927 resulting in a foreign currency translation loss of approximately $950.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2012, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with any certainty the amounts involved, management is of the opinion that, when such litigation is resolved, our resulting net liability, if any, will not have a material adverse impact on our consolidated financial position or results of operations.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date: August 9, 2012	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.