Form 10-Q
period 2012-09-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2012-11-08
CIK 1314152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 8, 2012 was (26,446,645) of Class E shares, (147,112) of Class A shares and (42,466) of Class M shares.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $32,593 and $32,593, respectively)	$86,705	$107,171
Buildings and equipment (including from VIEs of $232,205 and $230,931, respectively)	594,540	691,457
Less accumulated depreciation (including from VIEs of $(26,525) and $(22,143), respectively)	(78,599)	(83,137)

Net property and equipment	602,646	715,491
Investments in unconsolidated real estate affiliates	26,001	26,184

Net investments in real estate	628,647	741,675
Cash and cash equivalents (including from VIEs of $2,201 and $2,462, respectively)	40,864	28,033
Restricted cash (including from VIEs of $3,958 and $2,936, respectively)	16,576	18,367
Tenant accounts receivable, net (including from VIEs of $1,021 and $1,025, respectively)	1,408	2,301
Deferred expenses, net (including from VIEs of $853 and $952 respectively)	3,730	4,875
Acquired intangible assets, net (including from VIEs of $4,676 and $5,058, respectively)	29,198	33,909
Deferred rent receivable, net (including from VIEs of $994 and $1,013, respectively)	4,297	4,772
Prepaid expenses and other assets (including from VIEs of $432 and $345, respectively)	1,212	1,118

TOTAL ASSETS	$725,932	$835,050

LIABILITIES AND EQUITY
Mortgage notes payable, net (including from VIEs of $187,907 and $189,695, respectively)	$449,113	$582,495
Accounts payable and other accrued expenses (including from VIEs of $3,050 and $2,709, respectively)	10,230	9,214
Distributions payable	2,514	—
Accrued interest (including from VIEs of $889 and $921, respectively)	1,971	4,265
Accrued real estate taxes (including from VIEs of $1,710 and $574, respectively)	2,831	1,132
Advisor fees payable	887	648
Acquired intangible liabilities, net	5,193	6,217

TOTAL LIABILITIES	472,739	603,971
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 100,000,000 shares authorized; 4,571,563 and 4,147,140 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	45	41
Additional paid-in capital	477,828	453,861
Accumulated other comprehensive income	661	322
Distributions to stockholders	(87,715)	(80,636)
Accumulated deficit	(148,014)	(153,327)

Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	242,805	220,261

Noncontrolling interests	10,388	10,818

Total equity	253,193	231,079

TOTAL LIABILITIES AND EQUITY	$725,932	$835,050

The abbreviation “VIEs” above means Variable Interest Entities.

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

$ in thousands, except per share amounts

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Minimum rents	$14,719	$16,250	$47,026	$50,471
Tenant recoveries and other rental income	3,367	3,961	10,350	10,755

Total revenues	18,086	20,211	57,376	61,226
Operating expenses:
Real estate taxes	2,119	2,219	6,521	6,565
Property operating	6,764	6,624	17,670	16,827
Advisor fees	556	611	1,858	2,159
Company level expenses	472	566	1,811	1,300
Provision for (net recovery of) doubtful accounts	6	(10)	158	67
General and administrative	201	158	744	322
Depreciation and amortization	4,968	5,267	14,972	15,684

Total operating expenses	15,086	15,435	43,734	42,924

Operating income	3,000	4,776	13,642	18,302
Other income and (expenses):
Interest expense	(6,532)	(6,729)	(19,850)	(20,015)
Equity in income (loss) of unconsolidated real estate affiliates	46	(233)	(194)	(1,469)

Total other income and (expenses)	(6,486)	(6,962)	(20,044)	(21,484)

Loss from continuing operations	(3,486)	(2,186)	(6,402)	(3,182)
Discontinued operations:
Loss from discontinued operations	(97)	(157)	(3,048)	(15,505)
Loss on sale of discontinued operations	—	—	(117)	—
Gain on transfer of property and extinguishment of debt	2,902	—	14,693	—

Total income (loss) from discontinued operations	2,805	(157)	11,528	(15,505)

Net (loss) income	(681)	(2,343)	5,126	(18,687)

Less: Net loss attributable to the noncontrolling interests	324	360	187	325

Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	(357)	(1,983)	5,313	(18,362)

Net loss from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.69)	$(0.44)	$(1.44)	$(0.69)
Total income (loss) from discontinued operations per share-basic and diluted	$0.61	$(0.04)	$2.68	$(3.75)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.08)	$(0.48)	$1.24	$(4.44)

Weighted average common stock outstanding-basic and diluted	4,611,192	4,135,635	4,304,481	4,135,635

Other comprehensive income (loss):
Foreign currency translation adjustment	362	(783)	339	(368)

Total other comprehensive income (loss)	362	(783)	339	(368)

Net comprehensive income (loss)	$5	$(2,766)	$5,652	$(18,730)

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

$ in thousands, except per share amounts

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Distributions	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Income	to Stockholders	Deficit	Interests	Equity
Balance, January 1, 2012	4,147,140	$41	$453,861	$322	$(80,636)	$(153,327)	$10,818	$231,079
Contributions	899,165	9	50,784	—	—	—	—	50,793
Repurchase of shares	(474,742)	(5)	(26,817)	—	—	—	—	(26,822)
Net income (loss)	—	—	—	—	—	5,313	(187)	5,126
Other comprehensive income	—	—	—	339	—	—	—	339
Cash contributed from noncontrolling interests	—	—	—	—	—	—	431	431
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(674)	(674)
Cash distributions declared	—	—	—	—	(7,079)	—	—	(7,079)

Balance, September 30, 2012	4,571,563	$45	$477,828	$661	$(87,715)	$(148,014)	$10,388	$253,193

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Distributions	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Income	to Stockholders	Deficit	Interests	Equity
Balance, January 1, 2011	4,135,635	$41	$453,244	$462	$(78,361)	$(133,939)	$11,262	$252,709
Net loss	—	—	—	—	—	(18,362)	(325)	(18,687)
Other comprehensive loss	—	—	—	(368)	—	—	—	(368)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	668	668
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(800)	(800)
Cash distributions declared	—	—	—	—	(2,275)	—	—	(2,275)

Balance, September 30, 2011	4,135,635	$41	$453,244	$94	$(80,636)	$(152,301)	$10,805	$231,247

See notes to consolidated financial statements.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands, except per share amounts

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,126	$(18,687)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation (including discontinued operations)	12,012	12,964
Amortization of in-place lease intangible assets (including discontinued operations)	3,416	5,757
Amortization of net above- and below-market in-place leases (including discontinued operations)	(560)	(1,803)
Amortization of financing fees (including discontinued operations)	840	526
Amortization of debt premium and discount (including discontinued operations)	(161)	(161)
Amortization of lease commissions (including discontinued operations)	670	508
Loss on sale of discontinued operations	117	—
Gain on transfer of property and extinguishment of debt	(14,693)	—
Provision for doubtful accounts (including discontinued operations)	189	323
Deferred rent (including discontinued operations)	(219)	5
Provision for impairment of real estate (including discontinued operations)	913	14,934
Equity in loss of unconsolidated affiliates	194	1,469
Net changes in assets and liabilities:
Tenant accounts receivable	391	(148)
Prepaid expenses and other assets	(124)	(135)
Manager and advisor fees payable	240	(166)
Accounts payable and accrued expenses	6,792	1,650

Net cash provided by operating activities	15,143	17,036
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments, net	5,120	—
Capital improvements and lease commissions	(6,111)	(3,966)
Loan escrows	(5,444)	(5,027)

Net cash used in investing activities	(6,435)	(8,993)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	50,000	—
Repurchase of common stock	(25,471)	—
Distributions to stockholders	(3,772)	—
Distributions paid to noncontrolling interests	(674)	(800)
Contributions received from noncontrolling interests	431	668
Debt issuance costs	—	(599)
Principal payments on mortgage notes	(16,417)	(8,421)

Net cash provided by (used in) financing activities	4,097	(9,152)

Net increase (decrease) in cash and cash equivalents	12,805	(1,109)
Effect of exchange rates	26	(8)
Cash and cash equivalents at the beginning of the period	28,033	33,431

Cash and cash equivalents at the end of the period	$40,864	$32,314

Supplemental disclosure of cash flow information:
Interest paid (including discontinued operations)	$25,926	$24,648

Non-cash activities:
Write-offs of receivables	$504	$261
Write-offs of retired assets	6,558	7,620
Stock issued through dividend reinvestment plan	793	—
Distributions payable	2,514	2,275
Change in liability for capital expenditures	112	154
Transfers of property in extinguishment of debt settlement	101,800	—

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

Jones Lang LaSalle Income Property Trust, Inc. is an externally managed REIT that owns and manages a diversified portfolio of office, retail, industrial and apartment properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and securities. We were originally incorporated on May 28, 2004 under the laws of the State of Maryland as Excelsior LaSalle Property Fund, Inc., and we changed our legal name to Jones Lang LaSalle Income Property Trust, Inc. on November 14, 2011. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of September 30, 2012, we owned (i) interests in a total of 31 consolidated properties located in ten states and one in Canada and (ii) interests in two unconsolidated properties located in two states.

From our inception to September 30, 2012, we raised proceeds through private offerings of shares of our undesignated common stock. Affiliates of our sponsor, Jones Lang LaSalle Incorporated, have invested an aggregate of $60,200 through purchases of shares of our undesignated common stock. As of September 30, 2012, 4,571,563 shares of undesignated common stock were outstanding and held by a total of 1,779 stockholders.

Prior to November 14, 2011, the Company was managed by Bank of America Capital Advisors LLC (the “Former Manager”), a registered investment adviser with the Securities and Exchange Commission (the “SEC”), that had the day-to-day responsibility for our management and administration pursuant to a management agreement between the Company and the Former Manager (the “Management Agreement”). On November 14, 2011, the Former Manager assigned its right, duties and obligations as manager of the Company under the Management Agreement to LaSalle and since that date, the Former Manager has had no responsibility for the management of the Company.

LaSalle also acts as our investment advisor, pursuant to the advisory agreement between the Company and LaSalle (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated, a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are overseen and undertaken by our Advisor. In accordance with Maryland law, the Company does have certain officers who administer the Company’s operations. The officers of the Company are employees of and compensated by our Advisor.

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

Noncontrolling interests represent the minority members’ proportionate share of the equity in The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, The Edge at Lafayette and Campus Lodge Tampa. At acquisition, the assets, liabilities and non-controlling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of September 30, 2012, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above.

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

The interim financial data as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At September 30, 2012 and December 31, 2011, our allowance for doubtful accounts was $416 and $731, respectively.

Deferred Expenses

Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at September 30, 2012 and December 31, 2011 was $3,624 and $4,022, respectively.

Acquisitions

Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $26,031 and $34,100 at September 30, 2012 and December 31, 2011, respectively, on the accompanying Consolidated Balance Sheets. The allocation of purchase price to acquired intangible liabilities represents acquired below-market in-place leases, which are reported net of accumulated amortization of $5,753 and $5,685 at September 30, 2012 and December 31, 2011, respectively, on the accompanying Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. Market information as available or present value techniques have been utilized to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using level two inputs was approximately $19,056 higher and $2,224 lower than the aggregate carrying amounts at September 30, 2012 and December 31, 2011, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.

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

NOTE 3—PROPERTY

On July 11, 2012, we relinquished our ownership of Marketplace at Northglenn, a 439,000 square foot retail center located in Northglenn, Colorado via a foreclosure proceeding. The Company has been relieved of approximately $66,480 of mortgage obligations plus accrued default interest associated with the mortgage loan. A non-cash accounting loss of $6 was recognized on the transfer of property representing the differences between fair value and the net book value of the property as of the date of the transfer. Upon extinguishment of the mortgage debt obligation, a $2,908 non-cash accounting gain was recognized representing the difference between the book value of the debt, interest payable and other obligations extinguished over the fair value of the property and other assets transferred as of the transfer date. The results of operations and gain on transfer of the property are reported as discontinued operations for all periods presented.

On March 23, 2012, we relinquished our ownership of Metropolitan Park North, a 187,000 square foot office building located in Seattle, Washington through a deed in lieu of foreclosure with the lender. The Company has been relieved of approximately $56,513 of mortgage obligations plus accrued default interest associated with the mortgage loan. A non-cash accounting gain of $6,018 was recognized on the transfer of property representing the difference between the fair value and the net book value of the property as of the date of transfer. Upon extinguishment of the mortgage debt obligation, a $5,773 non-cash accounting gain was recognized representing the difference between the book value of the debt, interest payable and other obligations extinguished over the fair value of the property and other assets transferred as of the transfer date. The results of operations and gain on transfer of the property are reported as discontinued operations for all periods presented.

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

The following table summarizes the loss from discontinued operations of Georgia Door Sales Distribution Center, Metropolitan Park North and Marketplace at Northglenn, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total revenue	$183	$3,975	$5,080	$11,748
Real estate taxes	(35)	(506)	(813)	(1,386)
Property operating expenses	(29)	(664)	(698)	(1,787)
Provision for doubtful accounts	—	(40)	(31)	(256)
General and administrative expenses	(2)	(93)	(106)	(184)
Provision for impairment of real estate	—	—	(913)	(14,934)
Depreciation and amortization	(35)	(1,103)	(1,125)	(3,545)
Interest expense	(179)	(1,726)	(4,442)	(5,161)

Loss from discontinued operations	$(97)	$(157)	$(3,048)	$(15,505)

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

We own a 46.5% interest in Legacy Village and an 80% interest in 111 Sutter Street. The following table summarizes financial information for our unconsolidated real estate affiliates:

SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2012	December 31, 2011
ASSETS
Investments in real estate, net	$150,420	$153,175
Cash and cash equivalents	3,946	4,677
Other assets, net	11,906	13,800

TOTAL ASSETS	$166,272	$171,652

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes payable	$140,501	$143,451
Other liabilities	6,171	8,704

TOTAL LIABILITIES	146,672	152,155
Members’ equity	19,600	19,497

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$166,272	$171,652

COMPANY INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	September 30, 2012	December 31, 2011
Members’ equity	$19,600	$19,497
Less: other members’ equity	(8,586)	(8,275)
Basis differential in investment in unconsolidated real estate affiliates, net (a)	14,987	14,962

Investments in unconsolidated real estate affiliates	$26,001	$26,184

(a)	The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus the Company’s own acquisition costs for Legacy Village and 111 Sutter Street. The Company amortizes the basis differential over the lives of the related assets and liabilities that comprise the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total revenues	$6,763	$6,687	$19,821	$19,860
Total operating expenses	4,579	4,888	13,633	15,293

Operating income	2,184	1,799	6,188	4,567
Total other expenses	2,015	2,068	6,085	6,243

Net income (loss)	$169	$(269)	$103	$(1,676)

COMPANY EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss) of unconsolidated real estate affiliates	$169	$(269)	$103	$(1,676)
Other members’ share of net (income) loss	(133)	18	(311)	149
Adjustment for basis differential in investment in unconsolidated real estate affiliates	13	18	23	58
Other expenses from unconsolidated real estate affiliates	(3)	—	(9)	—

Equity in income (loss) of unconsolidated real estate affiliates	$46	$(233)	$(194)	$(1,469)

NOTE 5—MORTGAGE NOTES PAYABLE

Mortgage notes payable have various maturities through 2027 and consist of the following:

			Amount payable as of
Property	Maturity Date	Rate	September 30, 2012	December 31, 2011
Total mortgage notes	March 1, 2013 - March 1, 2027	5.15% - 6.14%	$451,024	$584,245
Net discount on assumed debt			(1,911)	(1,750)

Mortgage notes payable, net			$449,113	$582,495

On July 2, 2012, we retired the mortgage note payable on 105 Kendall Park Lane in advance of its September 1, 2012 maturity date. The outstanding balance on the mortgage note payable, including accrued interest, was approximately $12,274, which was funded from cash on hand. As a result, we own the property free and clear of mortgage debt.

The following table sets forth the aggregate principal payments of mortgage notes payable as of September 30, 2012:

Year	Amount
2012	$1,545
2013	118,950
2014	138,887
2015	24,483
2016	33,563
Thereafter	133,596

Total	$451,024

At September 30, 2012, we were in compliance with all our debt covenants.

NOTE 6—COMMON STOCK

Stock Issuance

On August 8, 2012, we sold 884,956 Shares for $50,000 to an affiliate of our Advisor based on our June 30, 2012 NAV of $56.50 per share.

Tender Offer

Pursuant to our share repurchase program, we provided limited liquidity to our stockholders by conducting tender offers to repurchase a specific dollar amount of outstanding Shares. Beginning on August 15, 2012 and expiring on September 13, 2012, we conducted a tender offer to repurchase up to $25,000 of outstanding Shares at $56.50 per share. Because the tender offer was oversubscribed, the Company accepted, on a pro rata basis and in accordance with the terms of the offer, $26,863 or approximately 33% of each stockholder’s validity tendered Shares.

Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
September 2012	474,742	$56.50	474,742	$—	(1)

(1)	The share repurchase program was canceled on October 1, 2012.

Dividend Reinvestment Plan

For the nine months ended September 30, 2012, we issued 14,209 Shares for approximately $793. For the year ended December 31, 2011, we issued 7,774 Shares for approximately $417.

Earnings Per Share (“EPS”)

Basic per Share amounts are based on the weighted average of Shares outstanding of 4,611,192 and 4,304,481 for the three and nine months ended September 30, 2012 and 4,135,635 for the three and nine months ended September 30, 2011. We have no dilutive or potentially dilutive securities.

Organization and Offering Costs

Organization and offering expenses include, but are not limited to, legal, accounting and printing fees and expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our advisor. LaSalle has agreed to fund our organization and offering expenses through the offering commencement date, following which time we will reimburse them for organization and offering expenses incurred prior to the commencement date over 36 months. Following the offering commencement date, we will pay directly, or reimburse LaSalle, if they pay on our behalf, any organization and offering expenses incurred during the offering period (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred. After the termination of the primary offering and again after termination of the offering under our distribution reinvestment plan, our advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of our gross proceeds from the applicable offering. Organization costs will be expensed, whereas offering costs will be recorded as a reduction of capital in excess of par value. As of September 30, 2012, our advisor has incurred and we will reimburse approximately $2,900 of organization and offering expenses which LaSalle paid on our behalf. These costs will be accrued when they become payable to the Company, which is the date the SEC declared our registration statement effective.

NOTE 7—RELATED PARTY TRANSACTIONS

Under the terms of the Management and Advisory Agreements, we historically paid each of the Former Manager and Advisor an annual fixed fee equal to 0.75% of the Company’s net asset value (“NAV), calculated quarterly. Effective January 1, 2010, the Former Manager’s fixed fee was reduced from 0.75% of NAV to 0.10% of NAV. Beginning on November 14, 2011 when the Former Manager assigned the Management Agreement to the Advisor, we began paying the Former Manager’s fixed fee to the Advisor. As a result, we began paying the Advisor total aggregate compensation of 0.85% of NAV for management and advisory services provided to the Company. The fixed portions of the management and advisory fees for the three and nine months ended September 30, 2012 were $554 and $1,525, respectively. The fixed portions of the management and advisory fees for the three and nine months ended September 30, 2011 were $460 and $1,318, respectively. Included in manager and advisory fees payable at September 30, 2012 and December 31, 2011 were $554 and $472, respectively, of fixed fee expense.

Under the terms of the Management and Advisory Agreements, we paid the Former Manager and our Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Former Manager was allocated an increasing proportion of the variable fee to the extent the Company’s NAV increased, up to a maximum of 1.87% of the 7.50% fee paid. Effective January 1, 2010, the Former Manager waived its participation in the variable fee and the Advisor continued its waiver of its participation in the variable fee per the terms of the Management Agreement. The Advisor continued to receive its proportionate share of the variable fee per the terms of the Advisory Agreement. The total variable fees for the three and nine months ended September 30, 2012 were $2 and $333, respectively. The total variable fees for the three and nine months ended September 30, 2011 were $151 and $841, respectively. Included in manager and advisory fees payable at September 30, 2012 and December 31, 2011 were $333 and $176, respectively, of variable fee expense.

Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, is paid for property management services performed at Monument IV at Worldgate, The District at Howell Mill, 105 Kendall Park Lane, 4 Research Park Drive, 36 Research Park Drive and Georgia Door Sales Distribution Center, through the date of sale. For the three and nine months ended September 30, 2012, JLL Americas was paid $46 and $136, respectively, for property management services performed. For the three and nine months ended September 30, 2011, JLL Americas was paid $66 and $142, respectively, for property management services performed. JLL Americas has been hired to perform leasing services for 111 Sutter Street on a contingent fee basis. JLL Americas was paid $32 and $106 for leasing services for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, JLL Americas was paid $5 and $171, respectively for leasing services.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the 15 buildings in the portfolio is capped individually pursuant to each loan agreement. At September 30, 2012, we had approximately $1,259 deposited in this escrow, and we expect to fund a net of approximately $213 during the remainder of 2012. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At September 30, 2012, our capital escrow account balance was $49. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated real estate taxes and insurance premium. At September 30, 2012, our real estate tax and insurance escrow balance was $1,140. We expect to fund the loan escrows from property operations.

The mortgage loan extension signed on August 31, 2011, collateralized by Monument IV at Worldgate, requires us to reserve all rental payments received from any tenant of the building to be used for leasing costs and real estate taxes. As of September 30, 2012, cash totaling $8,363 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full. We are in process of re-leasing the building to one or more new tenants.

The debt associated with six of our student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of September 30, 2012, we had deposited approximately $267 into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to provide notice to us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of September 30, 2012, we had not received an expansion notice from the tenant.

NOTE 9—DISTRIBUTIONS PAYABLE

On July 11, 2012, our board of directors declared a $0.55 per share distribution to stockholders of record as of September 28, 2012, payable on November 2, 2012.

NOTE 10—SUBSEQUENT EVENTS

On October 1, 2012, the SEC declared effective our Registration Statement on Form S-11 (Commission File No. 333-177963) with respect to the Company’s continuous public offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock. In order to facilitate the offering, on January 20, 2012, the Company’s stockholders approved an amendment and restatement of our charter that would, among other things, (i) designate our outstanding common stock as Class E common stock, and (ii) create two new classes of Class A and Class M common stock. On July 11, 2012, the Company’s stockholders approved certain additional changes to the Company’s proposed amended and restated charter requested by various state securities administrators. We filed the amended and restated charter with the state of Maryland on October 1, 2012. The Company’s Second Amended and Restated Bylaws also took effect on October 1, 2012 in connection with the Registration Statement being declared effective by the SEC. Additionally, on October 1, 2012, the Company declared a stock dividend to all Class E stockholders at a ratio of 4.786-to-1. As a result, the Company’s total number of Class E shares outstanding increased to 26,451,063 and the Company’s NAV per share was reduced to $10.00. Class E shares will convert into Class M shares of common stock on October 1, 2013 and will become eligible for repurchase under the Company’s share repurchase plan on October 1, 2014. Class E stockholders are not eligible to participate in the Company’s distribution reinvestment plan.

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

The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of September 30, 2012, were comprised of:

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

Unconsolidated Properties, which are owned through joint venture arrangements, consisted of Legacy Village and 111 Sutter Street as of September 30, 2012. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio.”

Our primary business is the ownership and management of a diversified portfolio of retail, office, industrial and apartment properties primarily located in the United States. It is expected that over time our real estate portfolio will be further diversified on a global basis and will be complemented by investments in real estate-related assets.

We are managed by our advisor, LaSalle Investment Management, Inc., a subsidiary of our sponsor, Jones Lang LaSalle Incorporated (NYSE: JLL), a leading global real estate investment management and services firm. We hire property management and leasing companies to provide the on-site, day-to-day management and leasing services for our properties. When selecting a property management or leasing company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management and leasing service providers that include large national real estate service firms, including an affiliate of the Advisor, and smaller local firms.

We seek to minimize risk and maintain stability of income and principal value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the Company Portfolio. Our diversification goals also take into account investing in sectors or regions we believe will create returns consistent with our investment objectives. Under normal conditions, we intend to pursue investments principally in well-located, well-leased assets within the office, retail, industrial and apartment sectors. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the geographic areas considered for investment. When consistent with our investment objectives, we also seek to maximize the tax efficiency of our investments through like-kind exchanges and other tax planning strategies.

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

Property Sector Diversification

Estimated Percent of Fair Value as of September 30, 2012

	Consolidated Properties	Unconsolidated Properties	Consolidated and Unconsolidated Properties
Office
Commercial Office	27%	55%	32%
Medical Office	20%	—	16%
Retail	12%	45%	19%
Industrial	8%	—	6%
Apartment	33%	—	27%

Geographic Region Diversification

Estimated Percent of Fair Value as of September 30, 2012

	Consolidated Properties	Unconsolidated Properties	Consolidated and Unconsolidated Properties
East	17%	—	13%
West	32%	55%	37%
Midwest	13%	45%	19%
South	31%	—	25%
International	7%	—	6%

Seasonality

With the exception of our student-oriented apartment communities, our investments are not materially impacted by seasonality, despite certain of our retail tenants being impacted by seasonality. Percentage rents (rents computed as a percentage of tenant sales) that we earn from investments in retail and office properties may, in the future, be impacted by seasonality.

For our six student-oriented apartment communities, the majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In certain cases we enter into leases for less than the full academic year, including nine-month or shorter-term semester leases. As a result, we may experience significantly reduced cash flows during the summer months at properties leased under leases having terms shorter than 12 months. We are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. We have found certain property revenues and operating expenses to be seasonal in nature, and therefore not incurred ratably over the course of the year. Prior to the commencement of each new lease period, mostly during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the second and third quarter of each year.

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

Critical Accounting Policies

The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three and nine months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2011 Form 10-K.

Consolidated Properties

Consolidated Properties owned at September 30, 2012 are as follows:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased As of September 30, 2012
Monument IV at Worldgate	Office	Herndon, VA	August 27, 2004	100%	228,000	0%
105 Kendall Park Lane	Industrial	Atlanta, GA	June 30, 2005	100%	409,000	100%
Dignity Health Office Portfolio	Office	CA and AZ	December 21, 2005	100%	757,000	79%
Stirling Slidell Shopping Centre	Retail	Slidell, LA	December 14, 2006	100%	139,000	82%
4001 North Norfleet Road	Industrial	Kansas City, MO	February 27, 2007	100%	702,000	100%
Station Nine Apartments (1)	Apartment	Durham, NC	April 16, 2007	100%	312,000	98%
4 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	60,000	100%
36 Research Park Drive	Office	St. Charles, MO	June 13, 2007	100%	81,000	100%
The District at Howell Mill (2)	Retail	Atlanta, GA	June 15, 2007	87.85%	306,000	99%
Canyon Plaza	Office	San Diego, CA	June 26, 2007	100%	199,000	100%
Railway Street Corporate Centre	Office	Calgary, Canada	August 30, 2007	100%	135,000	86%
Cabana Beach San Marcos (1)(3)	Apartment	San Marcos, TX	November 21, 2007	78%	258,000	91%
Cabana Beach Gainesville (1)(3)	Apartment	Gainesville, FL	November 21, 2007	78%	598,000	88%
Campus Lodge Athens (1)(3)	Apartment	Athens, GA	November 21, 2007	78%	229,000	89%
Campus Lodge Columbia (1)(3)	Apartment	Columbia, MO	November 21, 2007	78%	256,000	99%
The Edge at Lafayette (1)(3)	Apartment	Lafayette, LA	January 15, 2008	78%	207,000	94%
Campus Lodge Tampa (1)(3)	Apartment	Tampa, FL	February 29, 2008	78%	477,000	98%

(1)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to leasing efforts before the school year.
(2)	We own an 87.85% ownership interest in the joint venture that owns a fee interest in this property.
(3)	We own a 78% ownership interest in the joint venture that owns a fee interest in this property.

Unconsolidated Properties

Unconsolidated Properties owned at September 30, 2012 are as follows:

						Percentage Leased As of
Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	September 30, 2012
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	91%
111 Sutter Street	Office	San Francisco, CA	March 29, 2005	80%	286,000	98%

Operating Statistics

We generally have investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe our leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property sector for our consolidated properties as of September 30, 2012:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Fair Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Consolidated Properties:
Office:
Commercial Office	5	704,000	13%	65%	27%	$19.43
Medical Office	15	757,000	14	79	20	17.71
Retail	2	445,000	8	93	12	14.63
Industrial	2	1,111,000	21	100	8	4.02
Apartments	7	2,337,000	44	94	33	15.49

Total	31	5,354,000	100%	89%	100%	$13.38

(1)	Amount calculated as in-place minimum base rent for all occupied space at September 30, 2012 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

The following table shows our operating statistics by property sector for our unconsolidated properties as of September 30, 2012:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Fair Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Unconsolidated Properties:
Office:
Commercial Office	1	286,000	32%	91%	55%	$34.50
Retail	1	595,000	68	92	45	20.83

Total	2	881,000	100%	91%	100%	$25.23

(1)	Amount calculated as in-place minimum base rent for all occupied space at September 30, 2012 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of September 30, 2012, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $12.08 for our consolidated properties and $24.31 for our unconsolidated properties.

Recent Events and Outlook

General Company and Market Commentary

On October 1, 2012, the SEC declared effective our registration statement on Form S-11 (File No. 333-177963) with respect to our continuous public offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock, consisting of up to $2,700,000 of shares in our primary offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering, subject to regulatory approval. The per share purchase price will vary from day-to-day and will equal our NAV per share for each class of common stock, plus, for Class A shares only, applicable selling commissions. LaSalle Investment Management Distributions, LLC., our affiliate and the dealer manager of this offering, has agreed to distribute shares of our common stock exclusively through Merrill Lynch, Pierce, Fenner, & Smith incorporated for up to one year following the offering commencement date, subject to certain exceptions. We intend to use the net proceeds from this offering, after we pay the fees and expenses attributable to this offering and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.

Our primary investment objectives are:

•	to generate an attractive level of current income for distribution to our stockholders;

•	to preserve and protect our stockholders’ capital investments;

•	to achieve appreciation of our NAV over time; and

•	to enable stockholders to utilize real estate as an asset class in diversified, long-term investment portfolios.

The cornerstone of our investment strategy is to acquire and manage income-producing commercial real estate properties and real estate-related assets around the world. We believe this strategy will enable us to provide our stockholders with a portfolio comprised of primarily income-producing assets that is well-diversified across property type, geographic region and industry, both in the United States and internationally. It is our belief that adding international investments to our portfolio over time will serve as an effective tool to construct a well-diversified portfolio designed to provide our stockholders with stable distributions and attractive long-term risk-adjusted returns.

We believe that our broadly diversified portfolio will benefit our stockholders by providing:

•	access to attractive real estate opportunities around the world;

•	access to the growing supply of newly developed state-of-the art international real estate;

•	exposure to a diversified basket of currencies; and

•	further diversification of sources of income.

Since real estate markets are often cyclical in nature, our strategy will allow us to more effectively deploy capital into property types and geographic regions where the underlying investment fundamentals are relatively strong or strengthening and away from those property types and geographic regions where such fundamentals are relatively weak or weakening. We intend to meet our investment objectives by selecting investments across multiple property types and geographic regions to achieve portfolio stability, diversification, current income and favorable risk-adjusted returns. To a lesser degree, we also intend to invest in debt and equity interests backed principally by real estate, which we refer to collectively as “real estate-related assets.”

Our board of directors has adopted investment guidelines for our advisor to implement and actively monitor in order to allow us to achieve and maintain diversification in our overall investment portfolio. Our board of directors will formally review at a duly called meeting our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, more often as they deem appropriate. Our board of directors will review the investment guidelines to ensure that the guidelines are being followed and are in the best interests of our stockholders.

After we have raised substantial proceeds in the offering, and our total NAV has reached $800,000, which we refer to as the ramp-up period, we will seek to invest:

•	up to 80% of our assets in properties;

•	up to 25% of our assets in real estate-related assets; and

•	up to 15% of our assets in cash, cash equivalents and other short-term investments.

Notwithstanding the above, the actual percentage of our portfolio that is invested in each investment type may from time to time be outside the target levels provided above due to factors such as a large inflow of capital over a short period of time, a lack of attractive investment opportunities or an increase in anticipated cash requirements for repurchase requests.

During the ramp-up period we will balance the goal of achieving a more diversified portfolio with the goal of reducing our leverage.

We expect to maintain a targeted leverage ratio of between approximately 30% and 50% of the gross value of our assets, inclusive of property and entity level debt from and after the ramp-up period. During the ramp-up period, we intend to use lower amounts of leverage, if any, to finance our new acquisitions in order to reduce our overall portfolio leverage. As a result, as we progress toward our long-term target leverage ratio during the ramp-up period, we expect that our leverage will not exceed our most recently reported leverage ratio of 69% of the gross value of our assets as of September 30, 2012.

As we execute on our strategy to reduce leverage, provide liquidity to our stockholders and grow our portfolio to provide stockholders with a return on their investment, a number of key events have occurred to further the strategy. On August 8, 2012, an affiliate of our advisor invested $50,000 in our existing undesignated common stock at the then current NAV of $56.50 per Share. On August 15, 2012, we launched a tender offer to purchase up to $25,000 of common stock at the then current NAV of $56.50 per Share. The tender offer was over-subscribed resulting in each tendering stockholder receiving pro rata proceeds of approximately 33% of the tendered shares requested for a total of $26,823.

2012 Key Events and Accomplishments

On January 23, 2012, our board of directors declared a dividend of $0.55 per Share to stockholders of record as of March 30, 2012, which was paid on May 4, 2012. On April 26, 2012, the board of directors declared a dividend of $0.55 per Share to stockholders of record as of June 29, 2012, which was paid on August 3, 2012. On July 11, 2012, the board of directors declared a dividend of $0.55 per Share to stockholders of record as of September 28, 2012, which was paid on November 2, 2012. Future dividends, if any, will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our REIT status and such other factors as the Board may deem relevant from time to time.

On March 23, 2012, we relinquished our ownership of Metropolitan Park North, a 187,000 square foot office building located in Seattle, Washington via a deed in lieu of foreclosure. The Advisor determined that the property was worth significantly less than the outstanding debt balance as a result of the primary tenant failing to renew its lease on a long term basis and market rents falling to a level that would not support debt service should a new tenant be identified. Deeding this property back to the lender is in keeping with our strategy to reduce our portfolio’s debt maturities and overall loan to value. The deed in lieu of foreclosure had no impact on NAV as the property had previously been written off.

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

On July 11, 2012, we relinquished our ownership of Marketplace at Northglenn, a 439,000 square foot shopping center located in Northglenn, Colorado via a foreclosure proceeding. The Advisor determined that the property was worth significantly less than the outstanding debt balance as a result of tenant bankruptcies, vacancies and lower rental rates on newly signed leases causing property cash flows to no longer support debt service. Deeding this property back to the lender is in keeping with our strategy to reduce our portfolio’s debt maturities and overall loan to value. The deed in lieu of foreclosure had no impact on NAV as the property had previously been written off.

On October 1, 2012, as approved by our Board of Directors, we also revised our NAV calculation methodology such that we will no longer include the fair value of our mortgage notes payable as a component of NAV. If this change to our methodology had been in effect with respect to the calculation of NAV per share as of September 30, 2012, the reported amount of $53.53 per share would have been increased by $4.33 per share to $57.86. For more information regarding how we will calculate our NAV see “-NAV Per Share”.

2012 Key Initiatives

Our Advisor continued its ongoing evaluation of our investment in Monument IV at Worldgate and this property’s ongoing fit within our current strategy. The property is located in the Washington, D.C. submarket of Herndon, Virginia, directly visible from the Dulles Toll Road. As of the date of this report, the single tenant of the building, Fannie Mae, has relocated and the building is completely vacant. Our third-party leasing agent continues its marketing campaign for the building as available for immediate occupancy. Based upon its assessment of the current local office leasing market and its ongoing progress towards securing new tenants, our Advisor continues to evaluate the the longer term strategic alternatives for this investment. Our Advisor believes Monument IV at Worldgate continues to represent significant value to us.

Results of Operations

General

Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in income of unconsolidated affiliates. We believe the following analysis of comparable real estate investments provide important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire company.

Comparable real estate investments represent properties currently classified as continuing operations and owned by us for the three and nine months ended September 30, 2012 which were also owned by us during the three and nine months ended September 30, 2011 and included all of our Consolidated Properties as of September 30, 2012. Georgia Door Sales Distribution Center, Metropolitan Park North, and Marketplace at Northglenn are shown as discontinued operations.

Results of Operations for the three months ended September 30, 2012 and 2011:

Revenues

	Total Company Real Estate Investments
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	$ Change	% Change
Revenues:
Minimum rents	$14,719	$16,250	$(1,531)	(9.4)%
Tenant recoveries and other rental income	3,367	3,961	(594)	(15.0)%

Total revenues	$18,086	$20,211	$(2,125)	(10.5)%

Minimum rents decreased by $1,531 for the three months ended September 30, 2012 as compared to the same period of 2011. The decrease is primarily related to decreased minimum rents of $1,471 and $211 at Monument IV at Worldgate and Railway Street Corporate Centre, respectively, related to tenant vacancies during 2012.

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $195 and $529 for the three months ended September 30, 2012 and 2011, respectively. Also included in minimum rents, as a net increase, is straight-line rental income of $340 and $282 for the three months ended September 30, 2012 and 2011, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries decreased by $594 for the three months ended September 30, 2012 as compared to the same period of 2011. Dignity Health Office Portfolio recorded decreased recovery revenue of $178 related to lower operating expenses. Additional decreases of $159 and $148 at Monument IV at Worldgate and Railway Street Corporate Centre, respectively, were the result of tenant vacancies during 2012.

Operating Expenses

	Total Company Real Estate Investments
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	$ Change	% Change
Operating expenses:
Real estate taxes	$2,119	$2,219	$(100)	(4.5)%
Property operating	6,764	6,624	140	2.1%
Advisor fees	556	611	(55)	(9.0)%
Company level expenses	472	566	(94)	(16.6)%
Provision for (net recovery of) doubtful accounts	6	(10)	16	(160.0)%
General and administrative	201	158	43	27.2%
Depreciation and amortization	4,968	5,267	(299)	(5.7)%

Total operating expenses	$15,086	$15,435	$(349)	(2.3)%

Real estate tax expense decreased by $100 for the three months ended September 30, 2012 compared to the same period of 2011, primarily related to a successful tax appeal of $96 at The District at Howell Mill.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses increased by $140 for the three months ended September 30, 2012 as compared to the same period of 2011. The increase is related to increased Turn costs of $156 at our student-oriented apartment communities and to the decrease in occupancy at Monument IV at Worldgate, causing us to incur increased expenses for the vacant space of $130. We expect the increase related to Monument IV at Worldgate to continue until the property is leased to new tenants. These increases were partially offset by a decrease of $110 at the Dignity Health Office Portfolio as a result of lower operating costs in the three months ended September 30, 2012 as compared to the same period in 2011.

Advisor fees relate to the fixed and variable management and advisory fees earned by the Former Manager and the Advisor. Fixed fees increase or decrease based on changes in the NAV which will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Advisor fees for the three months ended September 30, 2012 as compared to the same period of 2011 relates mainly to a lower cash flow generated by the portfolio as a result of discontinued operations and decreased occupancy at Monument IV at Worldgate.

Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $94 for the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to a decrease in legal and other professional fees.

Provision for (net recovery of) doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for (net recovery of) doubtful accounts increased $16 for the three months ended September 30, 2012 as compared to the same period of 2011. The increase is primarily related to collections of previously reserved accounts at the Dignity Health Office Portfolio that occurred during the three months ended September 30, 2011.

General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses increased $43 during the three months ended September 30, 2012 as compared to the same period in 2011. The increase is primarily the result of higher legal fees of $41 related to the loan default at Marketplace at Northglenn.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $299 for the three months ended September 30, 2012 as compared to the same period of 2011 primarily relates to personal property and intangible assets becoming fully amortized in 2012.

Other Income and Expenses

	Total Company Real Estate Investments
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	$ Change	% Change
Other income and (expenses):
Interest expense	$(6,532)	$(6,729)	$197	(2.9)%
Equity in income (loss) of unconsolidated affiliates	46	(233)	279	(119.7)%

Total other income and (expenses)	$(6,486)	$(6,962)	$476	6.8%

Interest expense decreased by $197 for the three months ended September 30, 2012 as compared to the same period in 2011, primarily due to the loan payoff at 105 Kendall Park Lane, which occurred on July 2, 2012.

Equity in income (loss) of unconsolidated affiliates increased by $279 as equity in income at Legacy Village increased by $125 from equity income of $5 for the three months ended September 30, 2011 to equity income of $130 for the three months ended September 30, 2012. The increase in income at Legacy Village was the result of lower real estate tax and operating costs. Equity in loss from 111 Sutter Street decreased by $154 from equity loss of $238 for the three months ended September 30, 2011 to equity loss of $84 for the three months ended September 30, 2012. The decreased loss at 111 Sutter Street was primarily related to higher minimum rents on newly signed leases and decreased amortization expense as intangible assets became fully amortized.

Discontinued Operations

	Total Company Real Estate Investments
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	$ Change	% Change
Discontinued Operations:
Loss from discontinued operations	$(97)	$(157)	$60	(38.2)%
Gain on transfer of property and extinguishment of debt	2,902	—	2,902	100.0%

Total (loss) income from discontinued operations	$2,805	$(157)	$2,962	1,886.6%

The decrease in loss from discontinued operations is a result of owning Georgia Door Sales Distribution Center, Metropolitan Park North and the Marketplace at Northglenn only part of the three months ending September 30, 2012 compared to the full three months ended September 30, 2011.

Gain on transfer of property and extinguishment of debt of $2,902 during the three months ended September 30, 2012 is related to the gain on the transfer of ownership of Marketplace at Northglenn on July 11, 2012.

Results of Operations for the nine months ended September 30, 2012 and 2011:

Revenues

	Total Company Real Estate Investments
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	$ Change	% Change
Revenues:
Minimum rents	$47,026	$50,471	$(3,445)	(6.8)%
Tenant recoveries and other rental income	10,350	10,755	(405)	(3.8)%

Total revenues	$57,376	$61,226	$(3,850)	(6.3)%

Minimum rents at comparable real estate investments decreased by $3,445 for the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease is primarily due to decreased minimum rents of $3,126, $381 and $316 at Monument IV at Worldgate, the Dignity Health Office Portfolio and Railway Street Corporate Centre, respectively, due to decreased occupancy. The decrease is also related to lower minimum rents of $769 at The District at Howell Mill resulting from a cash payment related to the successful settlement of a tenant lawsuit over disputed rent charges which occurred and was received during the nine months ended September 30, 2011. These decreases were partially offset by an increase of $878 at the student-oriented apartment communities due to higher rental rates for the nine months ended September 30, 2012 as compared to the same period in 2011.

Included in minimum rents, as a net increase, are above- and below-market lease amortization of $585 and $1,596 for the nine months ended September 30, 2012 and 2011, respectively. Also included in minimum rents is straight-line rental income, which caused a decrease of $65 and and increase of $162 for the nine months ended September 30, 2012 and 2011, respectively.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income decreased by $405 for the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease is primarily related to decreased recovery revenue of $162 and $143 at Monument IV at Worldgate and Railway Street Corporate Centre, respectively, due to tenant vacancies. The decrease is also related to a cash payment received for recovery revenue of $112 at The District at Howell Mill recorded during the nine months ended September 30, 2011 resulting from the successful settlement of a tenant lawsuit over disputed rent charges.

Operating Expenses

	Total Company Real Estate Investments
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	$ Change	% Change
Operating expenses:
Real estate taxes	$6,521	$6,565	$(44)	(0.7)%
Property operating	17,670	16,827	843	5.0%
Advisor fees	1,858	2,159	(301)	(13.9)%
Company level expenses	1,811	1,300	511	39.3%
Provision for doubtful accounts	158	67	91	135.8%
General and administrative	744	322	422	131.1%
Depreciation and amortization	14,972	15,684	(712)	(4.5)%

Total operating expenses	$43,734	$42,924	$810	1.9%

Real estate tax expense decreased by $44 for the nine months ended September 30, 2012 compared to the same period of 2011 as a result of decreases of $77 and $63 at Cabana Beach Gainesville and The District at Howell Mill, respectively, due to successful tax appeals. The decreases were partially offset by increases at several properties across the portfolio due to tax reassessments.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses increased $843 for the nine months ended September 30, 2012 as compared to the same period of 2011. The increase is primarily related to the decrease in occupancy at Monument IV at Worldgate, causing us to incur expenses for the vacant space of $568. We expect this increase related to Monument IV at Worldgate to continue until the property is leased to new tenants. Additionally, we incurred increased Turn costs of $350 at our student-oriented apartment communities.

Advisor fees relate to the fixed and variable management and advisory fees earned by the Manager and Advisor. Fixed fees increase or decrease based on changes in the NAV which will be impacted by changes in the value of our properties and the related debt. Variable fees are calculated as a formula of cash flow generated from owning and operating the real estate investments and will fluctuate as future cash flows fluctuate. The decrease in Advisor fees for the nine months ended September 30, 2012 as compared to the same period of 2011 relates mainly to lower cash flow generated by the portfolio as a result of discontinued operations and decreased occupancy at Monument IV at Worldgate.

Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $511 for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to an increase in legal fees related to the Company restructuring and mini-tender offer.

Provision for doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased $91 for the nine months ended September 30, 2012 as compared to the same period of 2011. The increase was primarily related to collections of previously reserved accounts of $252 at the Dignity Health Office Portfolio that occurred during the nine months ended September 30, 2011. This increase was partially offset by decreases of $56 and $36 at Campus Lodge Athens and The District at Howell Mill due to collections of previously reserved accounts that occurred during the nine months ended September 30, 2012.

General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses increased $422 for the nine months ended September 30, 2012 as compared to the same period of 2011. The increase is primarily related to higher legal fees of $257 related to the loan defaults at Marketplace at Northglenn and Metropolitan Park North. Further contributing to the increase, the nine months ended September 30, 2011 also included a $100 refund of bank account fees.

Depreciation and amortization expense will be impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense decreased by $712 for the nine months ended September 30, 2012 as compared to the same period of 2011. The decrease is primarily related to personal property and intangible assets becoming fully amortized in 2012 resulting in lower depreciation and amortization expense of $696 and $521 at Monument IV at Worldgate and Cabana Beach San Marcos, respectively. The decrease were partially offset by an increase of $299 at the Dignity Health Office Portfolio due to acceleration of depreciation related to tenant vacancies that occurred during the nine months ended September 30, 2012.

Other Income and Expenses

	Total Company Real Estate Investments
	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Other income and (expenses):
Interest expense	$(19,850)	$(20,015)	$165	(0.8)%
Equity in loss of unconsolidated affiliates	(194)	(1,469)	1,275	(86.8)%

Total other income and (expenses)	$(20,044)	$(21,484)	$1,440	6.7%

Interest expense decreased by $165 for the nine months ended September 30, 2012 as compared to the same period 2011, primarily due to the loan payoff at 105 Kendall Park Lane, which occurred on July 2, 2012.

Equity in loss of unconsolidated affiliates decreased by $1,275 as equity income from Legacy Village increased by $364 from equity loss of $65 for the nine months ended September 30, 2011 to equity income of $299 for the nine months ended September 30, 2012. The increase in income at Legacy Village was primarily related to lower real estate tax and operating expenses. Equity in loss at 111 Sutter Street decreased by $911 from equity loss of $1,404 for the nine months ended September 30, 2011 to equity loss of $493 for the nine months ended September 30, 2012. The decreased loss at 111 Sutter Street was primarily related to decreased amortization expense as intangible assets became fully amortized and higher minimum rents for newly signed leases commencing during 2012.

Discontinued Operations

	Total Company Real Estate Investments
	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Discontinued Operations:
Loss from discontinued operations	$(3,048)	$(15,505)	$12,457	(80.3)%
Loss on sale of discontinued operations	(117)	—	(117)	100.0%
Gain on transfer of property and extinguishment of debt	14,693	—	14,693	100.0%

Total income (loss) from discontinued operations	$11,528	$(15,505)	$27,033	(174.4)%

Loss from discontinued operations decreased $12,457 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to the recognition of impairment of Marketplace at Northglenn during 2011 in the amount of $14,934 in addition to owning Georgia Door Sales Distribution Center, Metropolitan Park North and the Marketplace at Northglenn for the entire nine months ended September 30, 2011 compared to the partial period in 2012.

Loss on sale of discontinued operations increased $117 for the nine months ended September 30, 2012 due to the sale of the Georgia Door Sales Distribution Center that occurred on April 20, 2012.

Gain on transfer of property and extinguishment of debt of $14,693 during the nine months ended September 30, 2012 is related to the gain of $11,791 recorded for the transfer of ownership of Metropolitan Park North on March 23, 2012 and to the gain of $2,902 for the transfer of ownership of Marketplace at Northglenn on July 11, 2012.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(357)	$(1,983)	$5,313	$(18,362)
Plus: Real estate depreciation and amortization	4,968	5,267	14,972	15,684
Loss from sale of real estate	—	—	117	—
Real estate depreciation and amortization from discontinued operations	35	1,103	1,125	3,545
Real estate depreciation and amortization attributable to noncontrolling interests	(329)	(355)	(983)	(1,061)
Real estate depreciation and amortization attributable to the company from unconsolidated real estate affiliates	906	963	2,699	3,323
Loss (gain) on transfer of property	6	—	(6,012)	—
Impairment of real estate	—	—	913	14,934

Funds from operations attributed to Jones Lang LaSalle Income Property Trust, Inc.	$5,229	$4,995	$18,144	$18,063

Weighted average shares outstanding, basic and diluted	4,611,192	4,135,635	4,304,481	4,135,635
Funds from operations per share, basic and diluted	$1.13	$1.21	$4.22	$4.37

Below is additional information related to certain items that significantly impact the comparability of our FFO or significant non-cash items from the periods presented:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Straight-line rental income	$291	$325	$20	$3
Amortization of above- and below-market leases	(222)	(739)	(547)	(1,486)
Amortization of net discount on assumed debt	(59)	(59)	(179)	(179)
Gain on extinguishment of debt	(2,908)	—	(8,681)	—

NAV per Share

Prior to October 1, 2012, we established our NAV per share of common stock on a quarterly basis for the purposes of establishing the price of shares sold in our private offerings and the repurchase price for shares purchased in our share repurchase plan. We determined our NAV as of the end of each of the first three quarters of a fiscal year within 45 calendar days following the end of such quarter, and our fourth quarter NAV after the completion of our year-end audit. We calculated our quarterly NAV as of the determination date as follows: (i) the aggregate value of (A) our interests in real estate investments, plus (B) all our other assets, minus (ii) the aggregate fair value of our indebtedness and other outstanding obligations.

To value our real estate investments, our board of directors engaged our independent valuation advisor, which retained independent real estate appraisal firms to report directly to our independent valuation advisor and appraise each investment not less than annually beginning one year after our acquisition of the property. Each real estate investment was initially carried at capitalized cost following its acquisition and reviewed quarterly by our advisor for material events at the property or market level that may have warranted an adjustment of the valuation. From and after a real estate investment was appraised by the independent appraisal firm, the value of the investment was adjusted to the appraised value. For each of the three quarters following the independent appraisal of a particular investment, our independent valuation advisor determined the value of such investment based on its review and update of the appraisal metrics and any material changes at the property or market level. Our independent valuation advisor reported the values of our real estate investments to our board of directors on a quarterly basis. Our independent valuation advisor also determined the value of the indebtedness related to each investment based on then-current interest rates and spreads for similar mortgage debt, beginning one year after the acquisition of the encumbered property and on a quarterly basis thereafter.

Our real estate investments were valued using valuation methods that we believe are typically used by investors for properties that are similar to ours, including capitalization of the property’s net operating income, ten-year discounted cash flow models and comparisons with sales of similar properties. Primary emphasis was placed on the discounted cash flow model, and the other approaches were used to confirm the reasonableness of the results of the discounted cash flow model.

The NAV as of the end of each quarter was divided by the number of outstanding shares at the end of such quarter to determine the NAV per share. During the first three quarters of a calendar year, the NAV per share was calculated based on the value of our real estate investments and indebtedness, as determined by our independent valuation advisor, and the value of our other assets and liabilities, as determined by our Advisor. For the first three quarters of each year from December 31, 2004 through June 30, 2012, our NAV was reviewed by our independent auditors and discussed with our audit committee prior to the issuance of our periodic filings with the SEC. Our NAV per share as of the end of each year was calculated based on the value of our real estate investments and indebtedness, as determined by our independent valuation advisor, and value of our other assets and liabilities, as determined by our advisor and then audited by our independent auditors. The supplemental consolidated fair value information was approved by our board of directors as a component of our year-end audited financial statements.

Beginning on October 1, 2012, our Advisor will calculate our NAV for each class of our common stock (Class A, Class E and Class M) after the end of each business day that the New York Stock Exchange is open for unrestricted trading. The valuation guidelines we have adopted for purposes of the daily determination of NAV per share differ from the valuation methodologies we employed in connection with our historical quarterly NAV per share calculations in certain respects. For example, for purposes of calculating our historical quarterly NAV per share, our mortgage debt payable was recorded at fair value on a quarterly basis. This method resulted in an asset or liability, depending on current lending rates for similar mortgages to those we held. Our new valuation guidelines provide that, for purposes of calculating NAV per share on a daily basis, mortgage debt payable will be valued at the outstanding loan balance.

Third Quarter NAV

In the third quarter of 2012, our NAV decreased by $2.97 per share from $56.50 per share at June 30, 2012 to $53.53 per share at September 30, 2012. The portfolio was externally appraised by our independent valuation advisor. Overall, values of our interests in properties decreased 0.12%, resulting in a $0.24 per share reduction. The third quarter NAV was decreased by $1.24 from property operations. The total property related NAV impact resulted in a $1.48 per share decrease.

Our NAV decreased due to the continued increase in the fair value of our debt which fluctuates in tandem with market interest rates and loan spreads. Given that interest rates have continued to hover at historically low levels and the availability of credit has increased, our debt mark-to-market has turned negative and depressed our overall NAV. The valuation of our fixed-rate loans had a negative $1.49 impact on share value in the third quarter.

Our NAV per share of $53.53 as of September 30, 2012 is comprised of a negative $4.33 of debt value and $57.86 of asset value.

The following table provides a breakdown of the major components of our share price per share as of September 30, 2012 and December 31, 2011:

Component of NAV	September 30, 2012	December 31, 2011
Real estate investments(1)	$157.12	$197.82
Debt	(112.97)	(151.66)
Other assets and liabilities, net	9.38	8.65
Estimated enterprise value premium	None Assumed	None Assumed

NAV per share	$53.53	$54.81

(1)	The value of our real estate investments was less than the historical cost by approximately 16.5% and 21.8% as of September 30, 2012 and December 31, 2011, respectively.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of September 30, 2012:

	Commercial Office / Medical Office / Industrial	Retail	Apartment	Total Company
Exit capitalization rate	7.48%	7.43%	7.10%	7.35%
Discount rate/internal rate of return (IRR)	8.49	7.74	8.27	8.23
Annual market rent growth rate	3.12	3.08	2.86	3.04
Holding period (years)	10.00	10.00	10.00	10.00

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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of September 30, 2012 of 0.25% would yield a decrease in our total real estate asset value of 1.80% and our NAV per share would have been $50.79. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2011 of 0.25% would yield a decrease in our total real estate asset value of 1.49% and our NAV per share would have been $52.37.

Limitations and Risks

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different NAV per share. Accordingly, with respect to our NAV per share, we can provide no assurance that:

•	a stockholder would be able to realize this NAV per share upon attempting to resell his or her shares;

•

we would be able to achieve, for our stockholders, the NAV per share, upon a listing of our Shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or

•	the NAV per share, or the methodologies relied upon to estimate the NAV per share, will be found by any regulatory authority to comply with any regulatory requirements.

Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio.

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

•         Sales of our Common Stock

Longer-term liquidity and capital needs such as:

•         Acquisitions of new real estate

•         Expansion of existing properties

•         Tenant improvements and leasing commissions

•         Debt repayment requirements, including both principal and interest

•         Repurchases of our Common Stock

• Sales of real estate investments • Draws from lender escrow accounts

The sources and uses of cash for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change
Net cash provided by operating activities	$15,143	$17,036	$(1,893)
Net cash used in investing activities	(6,435)	(8,993)	2,558
Net cash provided by (used in) financing activities	4,097	(9,152)	13,249

Net cash provided by operating activities decreased by $1,893 for the period ending September 30, 2012, as compared to the same period in 2011. Included in the change was a decrease in our operating income after making adjustments to reconcile the net loss to the net cash provided by operating activities of $7,991. Also affecting our net cash provided from operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Manager and Advisor fee payable, and accounts payable and other accrued expenses. These changes in our working capital totaled an increase to cash provided by operating activities of $6,098 between the nine months ended September 30, 2012 and 2011, and were mainly due to the following items:

•	increase in accounts receivable of $391 due to timing of receipts.

•

a decrease in accounts payable, accrued expenses and accrued interest of $6,792 due to the timing of payments and the payoff and extinguishment of mortgage debt at 105 Kendall Park Lane and the Marketplace at Northglenn.

Cash used in investing activities decreased by $2,558 primarily as a result of proceeds of $5,120 from the sale of Georgia Door Sales Distribution Center that occurred on April 20, 2012. Partially offsetting the decrease were increases in capital improvements and leasing commissions of $2,145 and increased net funding of loan escrows of $417 during the nine months ended September 30, 2012 as compared to the same period of 2011.

Cash provided by (used in) financing activities increased by $13,249 for the period ended September 30, 2012 over the same period in 2011 primarily due to an increase in issuance of common stock of $50,000 that occurred during the period ended September 30, 2012. The increase was partially offset by tender offer payments of $25,471, and an increase in mortgage note principal payments of $7,996 primarily the result of the 105 Kendall Park Lane loan payoff, that occurred in 2012. The increase was further offset by an increase in distributions to stockholders of $3,772 that occurred during 2012.

Financing

We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We attempted to limit overall portfolio leverage to 65% at the time we made our investments (portfolio leverage is calculated as our share of the current property debt balance divided by the fair value of all our real estate investments). Declining commercial property values have caused our portfolio leverage to increase above our target leverage ratio of 65%. Based upon the valuation declines in our portfolio, we estimate our loan-to-value to be approximately 69% as of September 30, 2012.

The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at September 30, 2012 and December 31, 2011 for such debt. The unconsolidated debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.

Consolidated Debt

	September 30, 2012		December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed rate debt	$451,024	5.59%	$584,245	6.10%

Unconsolidated Debt

	September 30, 2012		December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed rate debt	$83,513	5.60%	$85,086	5.60%

We currently only have fixed-rate financing with maturities through 2027.

Contractual Cash Obligations and Commitments

The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the 15 buildings in the portfolio is capped individually pursuant to each loan agreement. At September 30, 2012, we had approximately $1,259 deposited in this escrow, and we expect to fund a net of approximately $213 during the remainder of 2012. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At September 30, 2012, our capital escrow account balance was $49. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, monthly, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated insurance premium and real estate taxes. At September 30, 2012, our insurance and real estate tax escrow balance was $1,140. We expect to fund the loan escrows from property operations.

The mortgage loan extension signed on August 31, 2011, collateralized by Monument IV at Worldgate, requires us to reserve all rental payments received from any tenant of the building to be used for leasing costs and real estate taxes. As of September 30, 2012, cash totaling $8,363 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to us if the following conditions are met: (1) no default has occurred and remains outstanding and either the tenant renewed its lease or the space has been re-leased to a new tenant(s); or (2) the mortgage loan is paid in full. We are in process of re-leasing the building to one or more new tenants.

The debt associated with six of our student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of September 30, 2012, we had approximately $267 deposited into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to notify us of its desire to expand at any time prior to February 28, 2016, (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of September 30, 2012, we had not received an expansion notice from the tenant.

Off Balance Sheet Arrangements

Letters of credit are issued in most cases as additional collateral for mortgage debt on properties we own. At September 30, 2012 and December 31, 2011, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

REIT Requirements

To remain qualified as a REIT for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and at least 90% of ordinary taxable income to stockholders.

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

We anticipate that operating cash flow, cash on hand, proceeds from dispositions of real estate investments, or refinancings will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our stockholders in accordance with the REIT qualification requirements of the Internal Revenue Code of 1986, as amended.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

We are subject to market risk associated with changes in interest rates in terms of the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of September 30, 2012, we had consolidated debt of $451,024, none of which was variable-rate debt. Including the $1,911 net discount on the assumption of debt, we had consolidated debt of $449,113 at September 30, 2012.

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

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2012 , the fair value of our mortgage notes payable was estimated to be approximately $19,056 higher than the carrying value of $449,113. If treasury rates were 25 basis points higher at September 30, 2012, the fair value of our mortgage notes payable would have been approximately $15,729 higher than the carrying value.

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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the nine months ended September 30, 2012 and 2011, we recognized a foreign currency translation gain of $339 and a loss of $368, respectively. At September 30, 2012, a 10% unfavorable exchange rate movement would have caused our $339 foreign currency translation gain to be decreased by $959 resulting in a foreign currency translation loss of approximately $620.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2012, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Notes to Consolidated Financial Statements, Note 6-Common Stock, which is incorporated herein by reference, for information related to purchases of equity securities purchased by the Company during the quarter ended September 30, 2012.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date: November 8, 2012	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.