Form 10-K
period 2012-12-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2013-03-07
CIK 1314152

______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 0-51948
_________________________________
Jones Lang LaSalle Income Property Trust, Inc.
(Exact name of registrant as specified in its charter)
_________________________________

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
Class E Common Stock, $.01 par value
_________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 29, 2012, the aggregate market value of the 24,037,104 shares of common stock held by non-affiliates of the Registrant was $234,732,351 based upon the last appraised value of $9.76 per share.
As of March 7, 2013, there were 26,444,843 shares of Class E Common Stock outstanding, 5,112,988 shares of Class A Common Stock outstanding, and 789,662 shares of Class M Common Stock outstanding.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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
GENERAL
Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Company” refer to Jones Lang LaSalle Income Property Trust, Inc. The terms “Advisor” and “LaSalle” refer to LaSalle Investment Management, Inc.

Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valuation perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of office, retail, industrial and apartment properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were originally incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2012, we owned (i) interests in a total of 32 consolidated properties located in nine states and one in Canada and (ii) an interest in one unconsolidated property located in the United States.

From our inception to October 1, 2012, we raised equity proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the "SEC") declared effective our Registration Statement on Form S-11 (Commission File No. 333-177963) (the "Registration Statement") with respect to our continuous public offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Offering"). In order to facilitate the Offering, on September 27, 2012, with the approval of our stockholders, we amended and restated our charter to, among other things, (i) designate our outstanding common stock as Class E common stock, (ii) create two new classes of Class A and Class M common stock and (iii) make certain additional changes requested by state securities administrators. We also amended and restated our bylaws on September 27, 2012. Additionally, on October 1, 2012, we effected a stock dividend for all Class E shares at a ratio of 4.786-to-1 in order to achieve an NAV per share for each of the Class A, Class M and Class E shares of $10.00 as of the date we commenced the Offering. Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("Jones Lang LaSalle" or our "Sponsor"), have invested an aggregate of $60,200 through purchases of shares of our Class E common stock. As of December 31, 2012, 26,444,843 shares of Class E common stock, 3,612,169 shares of Class A common stock, and 104,282 shares of Class M common stock were outstanding and held by a total of 1,949 stockholders. From the commencement of our Offering on October 1, 2012 through December 31, 2012 and through March 7, 2013, we raised aggregate gross proceeds from the sale of shares of our Class A common stock of $37,035 and $52,352, respectively. From the commencement of our Offering on October 1, 2012 through December 31, 2012 and through March 7, 2013, we raised aggregate gross proceeds from the sale of shares of our Class M common stock of $647 and $7,602, respectively.

Prior to November 14, 2011, the Company (previously named Excelsior LaSalle Property Fund, Inc.) was managed by Bank of America Capital Advisors LLC (the “Former Manager”), a registered investment adviser with the SEC, that had the day-to-day responsibility for our management and administration pursuant to a management agreement between the Company and the Former Manager (the “Management Agreement”). On November 14, 2011, the Former Manager assigned its right, duties and obligations as manager of the Company under the Management Agreement to LaSalle and since that date, the Former Manager has had no responsibility for the management of the Company.

LaSalle acts as our Advisor pursuant to the amended and restated advisory agreement between the Company and LaSalle, which became effective on October 1, 2012 (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle, a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are managed by our Advisor. We have certain executive officers, but they are employees of and compensated by our Advisor.

INVESTMENT OBJECTIVES AND STRATEGY
Investment Objectives

Our primary investment objectives are:

•    to generate an attractive level of current income for distribution to our stockholders;

•    to preserve and protect our stockholders' capital investments;

•    to achieve appreciation of our NAV over time; and

•    to enable stockholders to utilize real estate as an asset class in diversified, long-term investment portfolios.

We cannot assure that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases, these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

Investment Strategy

The cornerstone of our investment strategy is to acquire and manage income-producing commercial real estate properties and real estate-related assets around the world. We believe this strategy will enable us to provide investors with a portfolio comprised of primarily income-producing assets that is well-diversified across property type, geographic region and industry, both in the United States and internationally. It is our belief that adding international investments to our portfolio over time will serve as an effective tool to construct a well-diversified portfolio designed to provide our stockholders with stable distributions and attractive long-term risk-adjusted returns.

We believe that our broadly diversified portfolio will benefit investors by providing:

•    diversification of sources of income;

•    access to attractive real estate opportunities currently in the U.S. and over time around the world; and

•    exposure to a diversified basket of currencies.

Since real estate markets are often cyclical in nature, our strategy will allow us to more effectively deploy capital into property types and geographic regions where the underlying investment fundamentals are relatively strong or strengthening and away from those property types and geographies where such fundamentals are relatively weak or weakening. We intend to meet our investment objectives by selecting investments across multiple property types and geographic regions to achieve portfolio stability, diversification, current income and favorable risk-adjusted returns. To a lesser degree, we also intend to invest in debt and equity interests backed principally by real estate, which we refer to collectively as “real estate-related assets.”

We believe that the evolving global commercial real estate markets may present opportunities to purchase high quality properties and other real estate-related assets at discounts to both the previous market peaks and asset replacement costs during the period in which we are investing the net proceeds of the Offering. We also believe that making these investments during the recovery period of this financial cycle may position our investment portfolio to realize enhanced income and value appreciation as the economies of the United States and our global target markets gradually improve.

We will continue to leverage LaSalle's broad commercial real estate research and strategy platform and capabilities to employ a research-based investment philosophy focused on building a portfolio of commercial properties and real estate-related assets that we believe have the potential to provide stable income streams and outperform market averages over an extended holding period. Furthermore, we believe that having access to LaSalle and Jones Lang LaSalle's global platforms, with real estate professionals living and working throughout our global target markets, will be a valuable resource to us when considering and executing upon international investment opportunities.

Investment Portfolio Allocation Targets
Our board of directors has adopted investment guidelines for our Advisor to implement and actively monitor in order to allow us to achieve and maintain diversification in our overall investment portfolio. Our board of directors will formally review our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or more often as they deem appropriate. Changes to our investment guidelines must be approved by our board of directors.

Following our initial ramp-up period, as described below, we will seek to invest:
•    up to 80% of our assets in properties;
•    up to 25% of our assets in real estate-related assets; and
•    up to 15% of our assets in cash, cash equivalents and other short-term investments.

Notwithstanding the above, the actual percentage of our portfolio that is invested in each investment type may from time to time be outside these target levels due to numerous factors including but not limited to large inflows of capital over a short period of time, lack of attractive investment opportunities or an increase in anticipated cash requirements for repurchase requests.

During the period until we have raised substantial capital and our total NAV has reached $800,000, which we refer to as our “ramp-up period,” we will balance the goals of achieving a more diversified portfolio and reducing our leverage. After the ramp-up period, we believe that the size of our portfolio of investments should be sufficient for our Advisor to adhere more closely to our investment guidelines, although we cannot predict how long our ramp-up period will last and cannot provide assurances that we will be able to raise sufficient capital to accomplish this objective. During our ramp-up period, the percentages of our gross assets comprised of various categories of assets may fluctuate as we identify investment opportunities and make investments.
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

We intend to use financial leverage to provide additional funds to support our investment activities. During the ramp-up period, we intend to use lower amounts of leverage, if any, to finance our new acquisitions in order to reduce our overall Company leverage. After the ramp-up period, we expect to maintain a targeted Company leverage ratio of between approximately 30% and 50%. Our Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) was 63% as of December 31, 2012, down from 74% as of December 31, 2011 as a result of debt extinguishments, increasing property values and proceeds from our Offering. We intend to continue to use portions of the proceeds from the Offering to retire certain property-level borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives and raising new equity. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are currently in compliance with the charter limitations on our indebtedness.

Investments in Properties
We generally invest in properties in large metropolitan areas that are well-leased with a stable tenant base and predictable income. However, we may make investments in properties with other characteristics if we believe that the investments have the potential to enhance portfolio diversification or investment returns, as further described under “-Value Creation Opportunities.” There is no limitation on the amount we may invest in any single improved real property.

We intend to manage risk through creating and managing a broadly diversified portfolio of properties in developed markets around the world. We believe that a broadly diversified investment portfolio may offer investors significant benefits for a given level of risk relative to a more concentrated investment portfolio. In addition, we believe that assembling a diversified tenant base by investing in multiple properties and property types across multiple markets and geographic regions may mitigate the economic impacts associated with tenants potentially defaulting under their leases, since lease revenues represent the primary source of income from our real estate investments.

We will also focus on acquiring and managing a portfolio of properties that provides tenants and residents with modern functionality and location desirability in order to avoid near-term obsolescence. We will generally invest in well-designed buildings that we believe present an attractive appearance, have been and are properly maintained and require minimal capital improvements in the near term. We generally do not intend to acquire higher risk and higher return properties in need of significant renovation, redevelopment or repositioning; however, we may invest in these types of properties if we believe attractive risk-adjusted investment returns can be achieved through proactive management techniques or value-add programs, as further described under “-Value Creation Opportunities.”

Our board of directors is responsible for determining the consideration we pay for each property we acquire. However, our board has adopted investment guidelines that delegate this authority to our Advisor, so long as our Advisor complies with the investment guidelines. The investment guidelines limit the types of assets that may be purchased and sold and, depending on the type of transaction, limit the transaction amounts that may be executed without the specific approval of our board. Our board may change from time to time the scope of authority delegated to our Advisor.
Global Target Markets

In general, we seek to invest in properties in well-established locations within large metropolitan areas and with the potential for above average population or employment growth. Although we have and expect to continue to focus on investing primarily in developed locations throughout the United States, we anticipate that we will also invest a substantial portion of the proceeds of our Offering in markets outside of the United States. We believe that an allocation to international investments that meet our investment policies will contribute meaningfully to the diversification of our portfolio, the ability for us to identify favorable income-generating investments and the potential for achieving attractive long-term returns. We believe that opportunities for attractive risk-adjusted returns exist both within the United States and globally. Most of our investments outside of the United States will be in core properties in stabilized, well-developed markets within Europe and the Asia Pacific region. We believe that our strategy to acquire properties on a global basis will provide for a well-diversified portfolio that will generate attractive current returns and optimize long-term value for our stockholders.
Value Creation Opportunities

We may periodically seek to enhance investment returns through various value creation opportunities. While there are no specific limitations on the nature or amount of these types of investments, in the aggregate they are not expected to materially change the risk profile of the overall portfolio. Examples of likely value creation investments include properties with significant leasing risk, forward purchase commitments, development/construction opportunities and nontraditional or mixed-use property types. These investments generally have a higher risk and higher return profile than traditional properties.

Disposition Policies

We anticipate that we will hold most of our properties for an extended period. However, we may determine to sell a property before the end of its anticipated holding period. We will monitor each investment within the portfolio and the overall portfolio composition for appropriateness in meeting our investment objectives. Our Advisor may determine to sell a property before the end of its anticipated holding period if:

•	an opportunity has arisen to enhance overall investment returns by reallocating capital through sale of the property;

•	there are diversification benefits associated with disposing of the property and rebalancing our investment portfolio;

•	in the judgment of our Advisor, the value of the property might decline or underperform as compared to our investment objectives;

•	an opportunity has arisen to pursue a more attractive investment;

•	the property was acquired as part of a portfolio acquisition and does not meet our investment guidelines;

•	there exists a need to generate liquidity to satisfy repurchase requests, to pay distributions to our stockholders or for working capital; or

•	in the judgment of our Advisor, the sale of the property is in our best interests.

Generally, we will reinvest proceeds from the sale, financing or other disposition of properties in a manner consistent with our investment strategy, although we may be required to distribute such proceeds to the stockholders in order to comply with REIT requirements or for other uses.

Investments in Real Estate-Related Assets

We may invest a portion of our portfolio in real estate-related assets other than properties. These assets may include the common and preferred stock of publicly-traded real estate-related companies, preferred equity interests, mortgage loans and other real estate-related equity and debt instruments. We expect that up to 25% of our overall portfolio may be invested in real estate-related assets. We believe that our Advisor's ability to acquire real estate-related assets in conjunction with acquiring a diverse portfolio of properties affords us additional liquidity and further diversification, which provides greater financial flexibility and discretion to construct an investment portfolio designed to achieve our investment objectives. Our charter requires that any investment in equity securities (other than equity securities traded on a national securities exchange or included for quotation on an inter-dealer quotation system) not within the specific parameters of our investment guidelines adopted by our board of directors must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as being fair, competitive and commercially reasonable.

We may invest in mortgage loans consistent with the requirements for qualification as a REIT. We may originate or acquire interests in mortgage loans, generally on the same types of properties we might otherwise buy. These mortgage loans may pay fixed or variable interest rates or have “participating” features described below. Normally, our mortgage loans will be secured by income-producing properties. They usually will be non-recourse, which means they will not be the borrower's personal obligations. We expect that most will be first mortgage loans, with first priority liens on the property. These loans may provide for payments of principal and interest or may provide for interest-only payments, with a balloon payment at maturity.

We may make mortgage loans that permit us to participate in the revenues from or appreciation of the underlying property consistent with the rules applicable to qualification as a REIT. These participations will let us receive additional interest, usually calculated as a percentage of the gross income the borrower receives from operating, selling or refinancing the property above cost. We may also receive an option to buy an interest in the property securing the participating loan.

Subject to the percentage of ownership limitations and gross income and asset requirements required for REIT qualification, we may invest in equity securities of companies engaged in real estate activities, including for the purpose of exercising control over such entities. Companies engaged in real estate activities may include, for example, REITs that either own properties or make real estate loans, real estate developers, entities with substantial real estate holdings such as limited partnerships, funds and other commingled investment vehicles, and other companies whose products and services are related to the real estate industry, such as mortgage lenders or mortgage servicing companies. We may acquire all or substantially all of the securities or assets of companies engaged in real estate activities where such investment would be consistent with our investment policies and our status as a REIT. We may also acquire exchange traded funds and mutual funds focused on REITs and real estate companies. In any event, we do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act, and we intend to generally divest appropriate securities before any such registration would be required.

Cash, Cash Equivalents and Other Short-Term Investments

We intend to invest up to 15% of our assets in cash, cash equivalents and other short-term investments. These types of investments may include the following, to the extent consistent with our qualification as a REIT:

•
money market instruments, cash and other cash equivalents (such as high-quality short-term debt instruments, including commercial paper, certificates of deposit, bankers' acceptances, repurchase agreements, interest-

bearing time deposits and credit rated corporate debt securities);

•	U.S. government or government agency securities; and

•	credit rated corporate debt or asset-backed securities of U.S. or foreign entities, or credit rated debt securities of foreign governments or multi-national organizations.

Other Investments

We may, but do not presently intend to, make investments other than as previously described. At all times, we intend to make investments in such a manner consistent with maintaining our qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). We do not intend to underwrite securities of other issuers.
Competition
We face competition when attempting to make real estate investments, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, partnerships and individual investors. The leasing of real estate is also highly competitive. Our properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services provided and the design and condition of the improvements.
Seasonality
For our six student-oriented apartment communities, the majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In certain cases we enter into leases for less than the full academic year, including nine-month or shorter-term leases. As a result, cash flows may be reduced during the summer months at properties having lease terms shorter than 12 months. The annual releasing cycle results in significant turnover in the tenant population from year to year. Accordingly, certain property revenues and operating expenses tend to be seasonal in nature, and therefore not incurred ratably over the course of the year. Prior to the commencement of each new lease period, mostly during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality impacts to our operating results during the second and third quarter of each year.
With the exception of our student-oriented apartment communities described above, our investments are not materially impacted by seasonality, despite certain of our retail tenants being impacted by seasonality. Percentage rents (rents computed as a percentage of tenant sales) that we earn from investments in retail properties may, in the future, be impacted by seasonality.
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

GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2012:

Market	Consolidated Properties			Unconsolidated Property			Consolidated and Unconsolidated Properties
	Number of Properties	Net Rentable Square Feet	Estimated Percent of Fair Value	Number of Properties	Net Rentable Square Feet	Estimated Percent of Fair Value	Number of Properties	Net Rentable Square Feet	Estimated Percent of Fair Value
West	17	1,245,000	40%	—	—	—	17	1,245,000	37%
South	8	2,623,000	29%	—	—	—	8	2,623,000	26%
East	2	540,000	14%	—	—	—	2	540,000	13%
Midwest	4	1,099,000	11%	1	595,000	100%	5	1,694,000	19%
International	1	135,000	6%	—	—	—	1	135,000	5%
Total	32	5,642,000	100%	1	595,000	100%	33	6,237,000	100%
The following sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2012, 2011 and 2010:

State	Percentage of Consolidated Revenues
2012
California	21%
Florida	16%
Georgia	13%
Missouri	12%

2011
California	17%
Florida	13%
Georgia	12%
Missouri	10%

2010
California	17%
Florida	13%
Georgia	12%
Missouri	10%

FOREIGN OPERATIONS
We currently own one property outside the United States, a multi-tenant office building located in Calgary, Canada. We are subject to currency risk and general Canadian economy risks associated with this investment. This property in Canada accounted for approximately 12% of our consolidated office revenues for the year ended December 31, 2012, 2011 and 2010 and approximately 5% of our consolidated revenues for the years ended December 31, 2012, 2011 and 2010.

DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during 2012, 2011 and 2010 were as follows:

	For the year ended December 31,
	2012	2011	2010
Office
Conexant Systems, Inc. (1)	18%	15%	15%
Dignity Health	16%	13%	14%
Fannie Mae	6%	18%	18%
Industrial
Acuity Specialty Products	33%	32%	32%
Musician's Friend	67%	68%	68%

(1)
On January 18, 2013, Conexant Systems, Inc. was in default under its lease at Canyon Plaza for failure to make payments. Conexant Sytems, Inc.'s lease includes the entire property, but it has subleased approximately 115,000 square feet or approximately 57% of the premises. Subsequent to their default, Conexant filed for bankruptcy.

REPORTABLE SEGMENTS

As a result of the Offering, which commenced on October 1, 2012, we expect that we will raise significant capital, acquire new real estate investments and further diversify our portfolio. We have revised our internal operations reporting to align along our four primary property types we are targeting for investments. Going forward we will have four operating segments: office properties, retail properties, industrial properties and apartment properties. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information related to our reportable segments.

Office Properties

Office sector properties are generally categorized based upon location and quality. Buildings may be located in Central Business Districts ("CBDs") or suburbs. Buildings may also be classified by general quality and size, ranging from Class A properties which are generally large-scale buildings of the highest-quality to Class C buildings which are below investment grade. We intend to invest in Class A or B office properties that are near areas of dense population, have sufficient transportation access or are located within well-established suburban office/business parks or CBDs. We also anticipate that a portion of the office properties in which we invest will be medical office and healthcare related facilities. We expect the duration of our office leases to be generally between five to ten years which can help mitigate the volatility of our portfolio's income.

Retail Properties

The retail sector is comprised of five main formats: neighborhood retail, community centers, regional centers, super-regional centers and single-tenant stores. Location, convenience, accessibility and tenant mix are generally considered to be among the key criteria for successful retail investments. Retail leases tend to range from three to five years for small tenants and ten to 15 years for large anchor tenants. Leases, particularly for anchor tenants, may include a base payment plus a percentage of retail sales. Income and population density are generally considered to be key drivers of local retail demand. We will seek investments in retail properties that are located within densely populated residential areas with favorable demographic characteristics and near other retail and service amenities.

Industrial Properties

Industrial properties are generally categorized as warehouse/distribution centers, research and development facilities, flex space or manufacturing. The performance of industrial properties is typically dependent on the proximity to economic centers and the movement of global trade and goods. In addition, industrial properties typically utilize a triple-net lease structure pursuant to which the tenant is generally responsible for property operating expenses in addition to base rent which can help mitigate the risks associated with rising expenses. We intend to invest in industrial properties that are located in major distribution hubs and near transportation modes such as port facilities, airports, rail lines and major highway systems.

Apartment Properties

Apartment properties are generally defined as having five or more dwelling units that are part of a single complex and offered for rental use as opposed to detached single-family residential properties. There are three main types of apartment properties: garden-style (mostly one-story apartments), low-rise and high-rise. Apartments generally have the lowest vacancy rates of any property type, with the better performing properties typically located in urban markets or locations with strong employment and demographic dynamics. We plan to invest in apartment properties that are located in or near employment centers with favorable potential for employment growth and conveniently situated with access to transportation and retail and service amenities. Traditional apartment properties are generally leased by apartment unit to individual tenants for one year terms. We also anticipate that we will continue to own and invest in student apartment communities which are typically leased on an individual lease basis by bed and for a term of one year or less.
AVAILABLE INFORMATION
We are subject to the information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, like the Company, that file electronically. Our website is www.JLLIPT.com. Our reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports are posted on our website as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference.
INSURANCE
Although we believe our investments are currently adequately covered by insurance consistent with the level of coverage that is standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.
EMPLOYEES
We have no paid employees. The employees of our Advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

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
Since our inception in 2004, we have experienced net losses (calculated in accordance with U.S. generally accepted accounting principles ("GAAP")) each fiscal year, except for 2005 and 2012, and, as of December 31, 2012, we had an accumulated deficit of $115,851. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability.

The availability, timing and amount of cash distributions to you is uncertain.
Our board of directors declared quarterly dividends for our stockholders equal to $0.09506 per share for each of the third quarter of 2011 and the first, second and third quarters of 2012 (as adjusted for the stock dividend that occurred on October 1, 2012). In addition, on December 14, 2012, our board of directors declared a dividend of $0.10 per share for the fourth quarter of 2012. We historically paid quarterly distributions beginning in the first quarterly period following the initial closing of our first offering on December 23, 2004 through March 31, 2009, but we did not pay distributions for the nine quarterly periods prior to September 30, 2011. We bear all expenses incurred in our operations, which are deducted from cash funds generated from operations prior to computing the amount of cash for distribution to stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital or other purposes, which was the policy of our board of directors between March 2009 through September 2011 when we suspended our distributions as a part of our cash conservation strategy adopted in response to the uncertain economic climate and extraordinary conditions in the commercial real estate industry.

Your overall return may be reduced if we pay distributions from sources other than our cash from operations.
To date, all of the distributions we have paid to stockholders have been funded through a combination of cash flow from our operations and borrowings. We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of our Offering or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, our expenses are greater than expected or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investment in our shares of common stock.
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
Our Sponsor provides property management, leasing and other services to property owners, and currently provides certain services to us with respect to a portion of our properties, and we may engage our Sponsor to perform additional property or construction management, leasing and other services related to our real estate portfolio. The fees, commissions and expense reimbursements paid to our Sponsor in connection with these services have not and will not be determined with the benefit of arm’s length negotiations of the type normally conducted between unrelated parties. Even though all such agreements will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve with a third party.
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
Our Advisor may cause us to acquire an interest in a property from its affiliates or through a joint venture with its affiliates or to dispose of an interest in a property to its affiliates. In these circumstances, our Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. Even though all such transactions will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve with a third party.
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
Recent market conditions and the risk of renewed market deterioration have caused and may in the future cause the value of our real estate investments to decline.
The recent economic environment and credit market conditions have impacted the performance and value our real estate investments. If the current economic or real estate environment were to worsen in the markets where our properties are located, the NAV per share of our common stock may experience more volatility or further decline as a result. Volatility in the fair value and operating performance of commercial real estate has made estimating cash flows from our real estate investments difficult, since such estimates are dependent upon our judgment regarding numerous factors, including, but not limited to, current and potential future refinancing availability, fluctuations in regional or local real estate values and fluctuations in regional or local rental or occupancy rates, real estate tax rates and other operating expenses.
We cannot assure our stockholders that we will not have to realize or record additional impairment charges, or experience disruptions in cash flows and/or permanent losses related to our real estate investments or decreases in the NAV per share of our common stock in future periods. In addition, to the extent that volatile markets exist, these conditions could adversely impact our ability to potentially sell our real estate investments at a price and with terms acceptable to us or at all.
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
If we internalize our management functions, the percentage of our outstanding common stock owned by our existing stockholders could be reduced, we could incur other significant costs associated with being self-managed, and any internalization could have other adverse effects on our business and financial condition.
At some point in the future, we may consider internalizing the functions performed for us by our Advisor. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire a subsidiary or division of our advisor that has performed services for us pursuant to our Advisory Agreement, including its existing workforce. Any internalization transaction could result in significant payments to the owners of our Advisor, including in the form of our common stock, which could reduce the percentage ownership of our then existing stockholders and increase the percentage ownership held by our Advisor and its affiliates. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed; we may not be able to properly integrate a new staff of managers and employees; or we may not be able to effectively replicate the services provided previously by our Advisor and its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.
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
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We intend to conduct our operations so that neither we nor our subsidiaries are investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
Rule 3a-1 under the Investment Company Act generally provides that, notwithstanding Section 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be an “investment company” under the Investment Company Act provided that (1) it does not hold itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, and (2) on an unconsolidated basis except as otherwise provided, no more than 45% of the value of its total assets, consolidated with the assets of any wholly owned subsidiary, (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary, (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees' securities companies, securities issued by certain majority owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned or majority-owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property, mortgages and other interests in real estate.
A change in the value of any of our assets could cause us or one or more of our subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with this exception from the definition of investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may be unable to purchase securities we would otherwise want to purchase. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
Our Advisor will continually review our investment activity to attempt to ensure that we will not be regulated as an investment company.
We believe that we and our subsidiaries will satisfy this exclusion. However, if we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•restrictions or prohibitions on retaining earnings;
•restrictions on leverage or senior securities;

•restrictions on unsecured borrowings;
•requirements that our income be derived from certain types of assets;
•prohibitions on transactions with affiliates; and

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
Rapid changes in the values of potential investments in real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exception from the Investment Company Act.
If the market value or income potential of our real estate-related investments declines, including as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
Risks Related to Investments in Real Property
We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant tenants, could adversely affect the income produced by our properties, which may harm our operating performance, thereby limiting our ability to pay distributions to our stockholders.
The success of our investments materially depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. Recent economic conditions have resulted in higher vacancy rates for all major types of property, which include, office, retail, industrial and apartment properties, due to increased tenant delinquencies or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. For example, on January 18, 2013, a wholly owned subsidiary of the Company declared Conexant Systems, Inc. (“Conexant”) in default under its lease at Canyon Plaza for failure to make scheduled lease payments. Conexant's lease, which accounted for 5.5% of our annualized base rent (more than any other tenant), expires in June 2017 and includes the entire property. Conexant has subleased at least 115,000 square feet or approximately 57% of the premises. Subsequent to their default, Conexant filed for bankruptcy. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.
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
As of December 31, 2012, our diversification of current fair value of our consolidated properties by property type consisted of 55% in the office property sector, 28% in the apartment property sector, 10% in the retail property sector and 7% in the industrial property sector. As of December 31, 2012, we also owned an interest in one unconsolidated property in the retail property sector. Because our portfolio consists primarily of office, retail, industrial and apartment properties, we are subject to risks inherent in investments in these types of property. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.
Additionally, as of December 31, 2012, approximately 40% of the current fair value of our consolidated properties was geographically concentrated in the western United States. Our unconsolidated property was located in the mid-western region of the United States as of December 31, 2012. Moreover, our properties located in California, Florida, Georgia and Missouri accounted for approximately 21%, 16%, 13% and 12% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office, retail, industrial or apartment properties, industry slowdowns, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office, retail, industrial or apartment space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.
We face risks associated with our student-oriented apartment communities.
For the years ended December 31, 2012 and 2011, student-oriented apartment communities comprised approximately 40% and 32%, respectively, of our revenues. Unlike other apartment housing, student housing communities are typically leased on an individual lease liability basis by bed which limits each resident’s liability to his or her own rent without liability for a roommate’s rent and are typically for a term of less than one year. Student housing communities are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. As a result, we may experience a significant reduction in our cash flows and revenues from our student oriented housing properties during the summer months or if we are unable to find new individual tenants for these properties after the expiration of the lease, which could have a material adverse effect on our NAV.
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
Leases representing approximately 9.1% and 12.5% of the annualized minimum base rent from our consolidated properties, as of December 31, 2012, were scheduled to expire in 2013 and 2014 (excluding our apartment investments), respectively, and 16.7% and 8.5% of the leases at our unconsolidated property are scheduled to expire in 2013 and 2014, respectively. Because we compete with a number of other developers, owners and managers of office, retail industrial and apartment properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, the economic turmoil of the last several years has led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who have purchased properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.
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
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. We may also face competition from real estate programs sponsored by Jones Lang LaSalle and its affiliates. Many third party competitors have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, as the economy recovers, the number of entities and the amount of funds competing for suitable investments may increase. In addition to third party competitors, other programs sponsored by our Advisor may raise additional capital and seek investment opportunities under our Advisor's allocation policy. If we acquire properties and other investments at higher prices or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
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
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2012, we had interests in eight joint ventures that collectively own eight properties across the United States accounting for 32% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.
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

Risks Related to Investments in Real Estate-Related Assets

Our investments in real estate-related assets will be subject to the risks related to the underlying real estate.

Real estate loans secured by properties are subject to the risks related to underlying real estate. The ability of a borrower to repay a loan secured by a property typically is dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Any default on the loan could result in our acquiring ownership of the property, and we would bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. In addition, foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed loan. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties decline, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by property values.

The real estate-related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer's properties. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in this prospectus.

The value of the real estate-related securities that we may invest in may be volatile.

The value of real estate-related securities, including those of publicly-listed REITs, fluctuates in response to issuer, political, market and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, the economic sector or geographic region, or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. In addition, the value of a REIT's equity securities can depend on the capital structure and amount of cash flow generated by the REIT.

We may invest in mezzanine debt which is subject to greater risks of loss than senior loans secured by real properties, which may result in losses to us.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than first-lien mortgage loans secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

We expect a portion of our securities portfolio to be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

We may purchase real estate-related securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower's default.

Interest rate and related risks may cause the value of our real estate-related assets to be reduced.

We are subject to interest rate risk with respect to our investments in fixed income securities such as preferred equity and debt securities, and to a lesser extent dividend paying common stocks. Interest rate risk is the risk that these types of securities will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the fair value of such securities will decline, and vice versa. Our investment in such securities means that our NAV may decline if market interest rates rise. During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security's duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as “call risk” or “prepayment risk.” If this occurs, we may be forced to reinvest in lower yielding securities. This is known as “reinvestment risk.” Preferred equity and debt securities frequently have call features that allow the issuer to redeem the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our securities investments.
Risks Related to Debt Financing
We have incurred and are likely to continue to incur mortgage or other indebtedness, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of your investment.
As of December 31, 2012, we had total outstanding indebtedness of $491,206. Our Company leverage ratio, calculated as our share of total liabilities divided by our share of the fair value of total assets, was 63% as of December 31, 2012, down from 74% as of December 31, 2011 as a result of debt extinguishments, increasing property values and proceeds from our Offering. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to obtain funds to acquire additional properties or for working capital. We may also obtain a line of credit to provide a flexible borrowing source that will allow us to fund repurchases, to pay distributions or to use for other business purposes.
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

Renewed uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, or at all, which could reduce the number of properties we may be able to acquire and the amount of cash distributions we can make to our stockholders.
The U.S. and global credit markets have experienced severe dislocations and liquidity disruptions in recent years, which caused volatility in the credit spreads on prospective debt financings and constrained the availability of debt financing due to the reluctance of lenders to offer financing at high leverage ratios. Renewed uncertainty in the credit markets may adversely impact our ability to access additional debt financing on reasonable terms or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions.
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2012, we had $491,206 in aggregate outstanding mortgage notes payable, which had maturity dates through March 1, 2027.
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
We are organized and operated in a manner intended to qualify as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2004. Our legal counsel has rendered an opinion to us that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that our proposed method of operations will enable us to continue meet the requirements for qualification and taxation as a REIT. This opinion is based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet on an on-going basis requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Our legal counsel does not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents the legal judgment of our legal counsel based on the law in effect as of the date of the opinion. The opinion of our legal counsel is not binding on the Internal Revenue Service, or IRS, or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If the IRS determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved because:

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
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We have obtained a private letter ruling from the IRS concluding that differences in the dividends distributed to holders of Class A shares, holders of Class M shares and holders of Class E shares, as described in the ruling, will not cause such dividends to be preferential dividends.
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
We may be subject to federal and state taxes on our income or property even if we qualify as a REIT for federal income tax purposes, including:

•
in order to qualify as a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction or net capital gain) to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income;

•
we will be required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions we make to our stockholders in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years;

•
if we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be required to pay a tax on that income at the highest corporate income tax rate; and

•
any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, would be subject to the 100% “prohibited transaction” tax.

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
On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, permanently extends most of the reduced rates for U.S. individuals, estates and trusts with respect to ordinary income, qualified dividends and capital gains that had expired on December 31, 2012. The Act, however, does not extend all of the reduced rates for high-income taxpayers. Beginning January 1, 2013, in the case of married couples filing joint returns with taxable income in excess of $450, heads of households with taxable income in excess of $425 and other individuals with taxable income in excess of $400, the maximum rates on ordinary income are 39.6% (as compared to 35% prior to 2013) and the maximum rates on long-term capital gains and qualified dividend income are 20% (as compared to 15% prior to 2013). REIT dividends generally are not treated as qualified dividend income. Estates and trusts have more compressed rate schedules.
 In addition, under the Health Care and Education Reconciliation Act of 2010, amending the Patient Protection and Affordable Care Act, high-income U.S. individuals, estates, and trusts will be subject to an additional 3.8% tax on net investment income in tax years beginning after December 31, 2012. For these purposes, net investment income includes dividends and gains from sales of stock. In the case of an individual, the tax will be 3.8% of the lesser of the individual's net investment income or the excess of the individual's modified adjusted gross income over an amount equal to (1) $250 in the case of a married individual filing a joint return or a surviving spouse, (2) $125 in the case of a married individual filing a separate return, or (3) $200 in the case of a single individual.
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

Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. To the extent that any of our investments in loans secured by interests in pass-through entities do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.
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
Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. As discussed under “Certain ERISA Considerations,” our assets may not be deemed to constitute “plan assets” of stockholders that are subject to the fiduciary provisions of ERISA or the prohibited transaction rules of Section 4975 of the Code (“Plans”). If, however, we were deemed to hold “plan assets” of Plans (i) if any such Plans are subject to ERISA, ERISA’s fiduciary standards would apply to, and might materially affect, our operations and (ii) any transaction we enter into could be deemed a transaction with each Plan and transactions we might enter into in the ordinary course of business could constitute prohibited transactions under ERISA and/or Section 4975 of the Code.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
DESCRIPTION OF REAL ESTATE
Our investments in real estate assets as of December 31, 2012 consisted of our interests in properties that are consolidated in our consolidated financial statements including interests in seven joint ventures (the “Consolidated Properties”) and an interest in one additional unconsolidated joint venture owning real estate (the “Unconsolidated Property”). The following table sets forth the information with respect to our real estate assets by segment as of December 31, 2012:

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Office Segment:
Monument IV at Worldgate (1)	Herndon, VA	100%	2001	August 27, 2004	228,000	47%
111 Sutter Street (1)(2)	San Francisco, CA	100%	1926/2001(3)	March 29, 2005/ December 4, 2012	286,000	98%
Dignity Health Office Portfolio:
300 Old River Road (4)	Bakersfield, CA	100%	1992	December 21, 2005	37,000	100%
500 Old River Road (4)	Bakersfield, CA	100%	1992	December 21, 2005	30,000	81%
500 West Thomas Road (4)	Phoenix, AZ	100%	1994	December 21, 2005	169,000	95%
1500 South Central Ave (4)	Glendale, CA	100%	1980	December 21, 2005	37,000	94%
14600 Sherman Way (1)	Van Nuys, CA	100%	1991	December 21, 2005	50,000	78%
14624 Sherman Way (1)	Van Nuys, CA	100%	1981	December 21, 2005	53,000	71%
18350 Roscoe Blvd (4)	Northridge, CA	100%	1979	December 21, 2005	68,000	82%
18460 Roscoe Blvd (4)	Northridge, CA	100%	1991	December 21, 2005	25,000	100%
18546 Roscoe Blvd (4)	Northridge, CA	100%	1991	December 21, 2005	41,000	85%
4545 East Chandler (4)	Chandler, AZ	100%	1994	December 21, 2005	49,000	52%
485 South Dobson (4)	Chandler, AZ	100%	1984	December 21, 2005	43,000	75%
1501 North Gilbert (4)	Gilbert, AZ	100%	1997	December 21, 2005	38,000	69%
116 South Palisade (4)	Santa Maria, CA	100%	1995	December 21, 2005	33,000	81%
525 East Plaza (4)	Santa Maria, CA	100%	1995	December 21, 2005	44,000	75%
10440 East Riggs (4)	Chandler, AZ	100%	1996	December 21, 2005	40,000	58%
4 Research Park Drive (1)	St. Charles, MO	100%	2000/2004(5)	June 13, 2007	60,000	100%
36 Research Park Drive (1)	St. Charles, MO	100%	2007	June 13, 2007	81,000	100%
Canyon Plaza (1)	San Diego, CA	100%	1986/1993(6)	June 26, 2007	199,000	100%
Railway Street Corporate Centre (1)	Calgary, Canada	100%	2007	August 30, 2007	135,000	86%
Retail Segment:
Stirling Slidell Shopping Centre (1)	Slidell, LA	100%	2003	December 14, 2006	139,000	82%
The District at Howell Mill (7)	Atlanta, GA	87.85%	2006	June 15, 2007	306,000	99%
Industrial Segment:
105 Kendall Park Lane (1)	Atlanta, GA	100%	2002	June 30, 2005	409,000	100%
4001 North Norfleet Road (1)	Kansas City, MO	100%	2007	February 27, 2007	702,000	100%
Apartment Segment:
Station Nine Apartments (1)	Durham, NC	100%	2005	April 16, 2007	312,000	98%
Student-oriented Apartment Communities:
Cabana Beach San Marcos (7)	San Marcos, TX	78%	2006	November 21, 2007	258,000	90%
Cabana Beach Gainesville (7)	Gainesville, FL	78%	2005-2007(8)	November 21, 2007	598,000	87%
Campus Lodge Athens (7)	Athens, GA	78%	2003	November 21, 2007	229,000	94%
Campus Lodge Columbia (7)	Columbia, MO	78%	2005	November 21, 2007	256,000	98%
The Edge at Lafayette (7)	Lafayette, LA	78%	2007	January 15, 2008	207,000	96%
Campus Lodge Tampa (7)	Tampa, FL	78%	2001	February 29, 2008	477,000	98%

Unconsolidated Retail Property:
Legacy Village (9)	Lyndhurst, OH	46.5%	2003	August 25, 2004	595,000	96%

(1)	We own a fee simple interest in this property.

(2)	On March 29, 2005, we acquired an 80% interest in the property. On December 4, 2012, we acquired the remaining 20% interest.

(3)	Built in 1926 and renovated in 2001.

(4)	We own a leasehold interest in this property.

(5)	Built in 2000 and expanded in 2004.

(6)	Built in 1986 with addition completed in 1993.

(7)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(8)	Portions of property built and completed between 2005 and 2007.

(9)	We own a minority interest in the joint venture that owns a fee simple interest in this property.

ACQUISITIONS
2012 Acquisitions
On December 4, 2012, we acquired the remaining 20% interest in 111 Sutter Street, a 286,000 square foot, multi-tenant office building in San Francisco, California. We had previously owned a majority, but non-controlling, interest in 111 Sutter Street from March 29, 2005 through December 4, 2012. The purchase price for the remaining interest was $22,000. The seller financed $12,000 of the purchase price in the form of a note payable due September 30, 2013. We funded the balance of the acquisition using cash on hand. 111 Sutter Street was previously accounted for as an investment in an unconsolidated real estate affiliate as all decisions required unanimous approval. Effective December 5, 2012, we have consolidated the balance sheet and operations of 111 Sutter Street, which includes the existing $54,130 mortgage loan at an interest rate of 5.58%, maturing in July 2015. As a result of the consolidation, we recorded a gain on consolidation of real estate affiliate of $34,852 within our Consolidated Statements of Operations and Comprehensive Income (Loss).
2011 Acquisitions
None.
2010 Acquisitions
None.
DISPOSITIONS
2012 Dispositions
On March 23, 2012, we relinquished our ownership in Metropolitan Park North, a 187,000 square foot office building located in Seattle, Washington via a deed in lieu of foreclosure. The Advisor determined that the property was worth significantly less than the outstanding debt balance as a result of the primary tenant failing to renew its lease on a long-term basis and market rents falling to a level that would not support the existing loan's debt service requirements should a new tenant be identified. Deeding this property back to the lender was in keeping with our strategy to reduce our portfolio’s debt maturities and overall Company leverage ratio. The deed in lieu of foreclosure had no impact on our NAV as the property had previously been written off.
On April 20, 2012, we sold Georgia Door Sales Distribution Center, an industrial property located in Austell, Georgia, for $5,150. Continuing to hold this property no longer fit with the strategic objectives of the Company. This sale reduced our lease renewal risks, increased cash reserves and had a positive impact on our NAV.
On July 11, 2012, we relinquished our ownership in Marketplace at Northglenn, a 439,000 square foot retail property located in Northglenn, Colorado via a foreclosure proceeding. The Advisor determined that the property was worth significantly less than the outstanding debt balance as a result of tenant bankruptcies, vacancies and lower rental rates on newly signed leases causing property cash flows to no longer support the existing loan's debt service requirements. Deeding this property back to the lender was in keeping with our strategy to reduce our portfolio’s debt maturities and overall Company leverage ratio. The foreclosure had no impact on NAV as the property had previously been written off.
2011 Dispositions
None.
2010 Dispositions
On April 15, 2010, we sold Havertys Furniture, an 808,000 square foot industrial property located in Braselton, Georgia, for $35,000, resulting in a gain of $113. On the same day, we also sold 25850 S. Ridgeland, a 719,000 square foot industrial property located in Monee, Illinois for $19,060 resulting in a gain of $709. The sales reduced our single tenant exposure and refinancing risks. We used the proceeds to pay off the mortgage debt on Havertys Furniture, 25850 S. Ridgeland and Georgia Door Sales Distribution Center resulting in losses on early debt retirement of $405, $233 and $73, respectively.
On September 30, 2010, we assigned our 90% interests in the 9800 South Meridian and 18922 Forge Drive investments to our operating partner and received a distribution of $1,000 from property cash reserves. We recorded a loss on the assignment of our interest in 18922 Forge Drive of $428, which is included in equity in loss of unconsolidated affiliates on the Consolidated Statement of Operations and Comprehensive Income (Loss). We recorded no loss on our assignment of interest in 9800 South Meridian as the investment was previously written off.
FINANCING
The following is a summary of the mortgage notes and other debt payable for our consolidated properties and our unconsolidated property as of December 31, 2012:

Property	Interest Rate	Maturity Date	Principal Balance
Consolidated Properties:
36 Research Park Drive	5.60%	July 2013	$10,682
Monument IV	5.29%	September 2013	35,195
111 Sutter Street Seller Note Payable	4.75%	September 2013	12,000
Dignity Health Office Portfolio Pool 1	5.75%	November 2013	13,860
Dignity Health Office Portfolio Pool 2	5.75%	November 2013	15,926
Dignity Health Office Portfolio Pool 3	5.75%	November 2013	14,354
Dignity Health Office Portfolio Pool 4	5.79%	March 2014	31,427
Stirling Slidell Shopping Centre	5.15%	April 2014	12,483
Cabana Beach Gainesville	5.57%	December 2014	47,163
Cabana Beach San Marcos	5.57%	December 2014	18,872
Campus Lodge Athens	5.57%	December 2014	13,180
Campus Lodge Columbia	5.57%	December 2014	15,694
The Edge at Lafayette	5.57%	February 2015	16,812
4 Research Park Drive	6.05%	March 2015	6,419
111 Sutter Street (1)	5.58%	June 2015	54,061
Campus Lodge Tampa	5.95%	October 2016	33,053
Station Nine Apartments	5.50%	May 2017	36,885
The District at Howell Mill	6.14%	June 2017	9,931
Canyon Plaza	5.90%	June 2017	29,001
Railway Street Corporate Centre	5.16%	September 2017	29,614
The District at Howell Mill	5.30%	March 2027	34,594

Unconsolidated Property:
Legacy Village	5.63%	January 2014	$85,429

(1)	Loan assumed as part of 111 Sutter Street acquisition on December 4, 2012.
INSURANCE
We believe our properties currently are adequately covered by insurance consistent with the level of coverage that is standard in our industry.

OPERATING STATISTICS
We generally hold investments in properties with higher occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2012:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Market Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Office	21	1,749,000	31%	84%	55%	$20.08
Retail	2	445,000	8	93	10	14.57
Industrial	2	1,111,000	20	100	7	4.02
Apartment	7	2,337,000	41	94	28	15.30
Total	32	5,642,000	100%	92%	100%	$14.16

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2012 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
The following table shows our operating statistics for our unconsolidated property as of December 31, 2012:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Market Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Retail	1	595,000	100%	96%	100%	$20.50

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2012 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of December 31, 2012, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $12.49 for our consolidated properties and $20.78 for our unconsolidated property. As of December 31, 2012, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2013 (2)	101	$4,297	217,000	9.1%
2014	56	5,862	276,000	12.5
2015	40	6,172	147,000	13.1
2016	31	4,540	166,000	9.7
2017	39	14,407	1,575,000	30.6
2018 and thereafter	64	11,729	596,000	25.0
Total	331	$47,007	2,977,000

(1)
Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2012 presented in the year of lease expiration.

(2)	Does not include 4,884 leases totaling approximately 2,203,000 square feet and approximately $33,693 in annualized minimum base rent associated with our seven apartment properties.

As of December 31, 2012, the scheduled lease expirations at our unconsolidated property is as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent	Square Footage	Percentage of Annualized Minimum Base Rent
2013	11	$2,026	42,000	16.7%
2014	8	1,036	34,000	8.5
2015	4	277	10,000	2.3
2016	8	1,040	39,000	8.6
2017	6	391	11,000	3.2
2018 and thereafter	23	7,349	427,000	60.7
Total	60	$12,119	563,000
The following table shows the aggregate occupancy rates for our consolidated and unconsolidated properties as of December 31, 2012 and each of the last five years. As of December 31, 2012, no individual property’s gross revenues exceeded 10% of our gross revenues.

As of December 31,	Occupancy Rate for Consolidated Properties	Occupancy Rate for Unconsolidated Properties
2012	91.8%	96.0%
2011	93.3	91.8
2010	93.2	93.2
2009	92.0	90.3
2008	91.9	93.7
2007	94.0	97.2
The following tables show the occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2012 and 2011:

	Occupancy Rate at December 31, 2012	Occupancy Rate at December 31, 2011	Change
Office (1)	83.5%	90.1%	(6.6)%
Retail	93.3	88.4	4.9
Industrial	100.0	95.6	4.4
Apartments	93.7	95.5	(1.8)
Total	91.8%	93.3%	(1.5)%

	Average Minimum Base Rent per Occupied Square Foot (2)
	December 31, 2012	December 31, 2011	Change
Office (1)	$20.08	$20.43	$(0.35)
Retail	14.57	13.94	0.63
Industrial	4.02	3.51	0.51
Apartments	15.30	14.93	0.37
Total	$14.16	$13.63	$0.53

(1)
Occupancy rate and average minimum base rent per occupied square foot as of December 31, 2012 includes 111 Sutter Street which we acquired the remaining 20% interest and consolidated the property on December 4, 2012.

(2)	Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.

Our office properties occupancy rate and average minimum base rent per occupied square foot at December 31, 2012 decreased when compared to December 31, 2011 primarily due to the relinquishment of Metropolitan Park North in 2012 and the vacancy at Monument IV at Worldgate.
Our retail properties occupancy rate and average minimum base rent per occupied square foot at December 31, 2012 increased when compared to December 31, 2011 primarily due to the relinquishment of Marketplace at Northglenn and new leases signed at Stirling Slidell Shopping Centre during 2012.
Our industrial properties occupancy rate and average minimum base rents per occupied square foot at December 31, 2012 increased when compared to December 31, 2011 primarily due to the sale of Georgia Door Sales Distribution Center during 2012.
Our apartment properties occupancy rate decreased while average minimum base rents per occupied square foot increased at December 31, 2012 when compared to December 31, 2011. The decreased occupancy was the result of our strategy to increase rental rates during the latest leasing season causing students to select lower cost alternatives.

The following tables show the occupancy rates for our unconsolidated property as well as the average minimum base rent per occupied square foot as of December 31, 2012 and 2011:

	Occupancy Rate at December 31, 2012	Occupancy Rate at December 31, 2011	Change
Office (1)	N/A	92.7%	(92.7)%
Retail	96.0%	91.3	4.7
Total	96.0%	91.8%	4.2%

	Average Minimum Base Rent per Occupied SF (2)
	December 31, 2012	December 31, 2011	Change
Office (1)	N/A	$32.02	$(32.02)
Retail	$20.50	20.91	(0.41)
Total	$20.50	$24.56	$(4.06)

(1)	Occupancy rate and average minimum base rent as of December 31, 2011 represents 111 Sutter Street, which was consolidated on December 4, 2012.

(2)	Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our unconsolidated retail property, Legacy Village, experienced an increase in occupancy rate at December 31, 2012 when compared to December 31, 2011 primarily due to an improving leasing market. The new leasing was at lower rates as the spaces being leased were in less desirable locations within the center.

PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our consolidated properties based on their percentage of annualized minimum base rent as of December 31, 2012:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (in thousands)(1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Conexant Systems, Inc. (3)	Canyon Plaza	Communications	June 20, 2017	Two 5-year options	$4,115	3.5%	5.5%
Dignity Health	Dignity Health Office Portfolio	Healthcare	Varies	Varies	3,268	3.7%	4.2%
Musician's Friend	4001 Northfleet Road	Retailer	February 28, 2017	Three 5-year options	2,976	12.4%	3.8%
Acuity Specialty Products	105 Kendall Park Lane	Specialty Chemical Products	April 30, 2017	Two 5-year options	1,484	7.2%	1.9%
Northwestern Mutual Life Insurance	111 Sutter	Insurance	February 28, 2016	Two 5-year options	1,441	0.5%	1.9%
Westar Aerospace & Defense Group, Inc.	4 & 36 Research Park Drive	Technical and Scientific Research Services	Varies	Varies	1,377	0.5%	1.8%
Tapjoy Inc	111 Sutter	Mobile Technology Services	October 31, 2015	None	1,028	0.2%	1.3%
Ross Stores	The District at Howell Mill and Stirling Slidell Shopping Centre	Retailer	Varies	Varies	982	1.1%	1.3%
Miller Law Group	111 Sutter	Legal Services	September 30, 2016	One 5-year option	728	0.2%	0.9%
Natural Resources Defense Group	111 Sutter	Legal Services	April 30, 2014	Two 5-year options	660	0.2%	0.9%
Total					$18,059	29.5%	23.5%

(1)
Annual minimum base rent is calculated as annualized monthly in-place minimum base rent excluding any above- and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.

(2)
Percent of annualized minimum base rent is calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues divided by total annualized minimum base rent.

(3)
On January 18, 2013, Conexant Systems, Inc. was in default under its lease at Canyon Plaza for failure to make payments. Conexant Sytems, Inc.'s lease includes the entire property, but it has subleased approximately 115,000 square feet or approximately 57% of the premises. Subsequent to their default, Conexant filed for bankruptcy.

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties based on percentage of minimum base rent for the year ended December 31, 2012:

Properties	% of Total Area	% of Minimum Base Rent (1)
Cabana Beach Gainesville	10.6%	10.2%
Campus Lodge Tampa	8.4	8.5
Station Nine Apartments	5.5	7.0
The District at Howell Mill	5.4	7.0
Cabana Beach San Marcos	4.6	6.2
Campus Lodge Columbia	4.5	6.1
Canyon Plaza (2)	3.5	6.1
The Edge at Lafayette	3.7	5.1
4001 North Norfleet Road	12.4	4.5
Railway Street Corporate Centre	2.4	3.7
Total	61.0%	64.4%

(1)	Minimum base rent is calculated as in-place minimum base rent excluding any above-and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.

(2)
On January 18, 2013, Conexant Systems, Inc. was in default under its lease at Canyon Plaza. Conexant Sytems, Inc.'s lease includes the entire property, but it has subleased approximately 115,000 square feet or approximately 57% of the property.

GROUND LEASES
We are subject to a number of ground leases at certain properties we own. As of December 31, 2012, we have $2 in ground lease payments due over the next 67 years.

Item 3.	Legal Proceedings.
We are involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR COMMON EQUITY
We have three classes of common stock outstanding as of December 31, 2012. Our previously existing undesignated common stock was designated as Class E common stock on September 27, 2012. The shares of Class E common stock will convert to Class M common stock on October 1, 2013. We do not intend to issue any additional shares of Class E common stock. Class A and M common stock are currently being sold under our continuous public Offering. The fees payable to our dealer manager with respect to each share class, as a percentage of NAV, are as follows:

	Selling Commission	Dealer Manager Fee	Distribution Fee
Class A Shares	up to 3.5%	0.55%	0.50%
Class M Shares	None	0.55%	None
Class E Shares	None	None	None
Our common stock is not currently traded on any exchange and there is no established public trading market. As of March 7, 2013, there were 2,129 stockholders of record of our common stock, including 1,795 holders of Class E shares, 286 holders of Class A shares and 48 holders of Class M shares.
NAV per Share
Prior to October 1, 2012, we established our NAV per share of common stock on a quarterly basis for the purposes of establishing the price of shares sold in our private offerings and the repurchase price for shares purchased in our share repurchase program. We determined our NAV as of the end of each of the first three quarters of a fiscal year within 45 calendar days following the end of such quarter, and our fourth quarter NAV after the completion of our year-end audit. We calculated our quarterly NAV as of the determination date as follows: (i) the aggregate value of (A) our interests in real estate investments, plus (B) all our other assets, minus (ii) the aggregate fair value of our indebtedness and other outstanding obligations.

Beginning on October 1, 2012, at the end of each day the New York Stock Exchange is open for unrestricted trading, before taking into consideration additional issuances of shares of common stock, repurchases or class-specific expense accruals for that day, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class's relative percentage of the previous aggregate NAV. Changes in our daily NAV reflect factors including, but not limited to, our portfolio income, interest expense and unrealized/realized gains (losses) on assets, and accruals for the advisory fees. The portfolio income is calculated and accrued on the basis of data extracted from (1) the annual budget for each property and at the company level, including organization and offering expenses incurred after October 1, 2012 and certain operating expenses, (2) material, unbudgeted non-recurring income and expense events such as capital expenditures, prepayment penalties, assumption fees, tenant buyouts, lease termination fees and tenant turnover with respect to our properties when our Advisor becomes aware of such events and the relevant information is available and (3) material property acquisitions and dispositions occurring during the month. For the first month following a property acquisition, we calculate and accrue portfolio income with respect to such property based on the performance of the property before the acquisition and the contractual arrangements in place at the time of the acquisition, as identified and reviewed through our due diligence and underwriting process in connection with the acquisition. On an ongoing basis, our Advisor adjusts the accruals to reflect actual operating results and to appropriately reflect the outstanding receivable, payable and other account balances resulting from the accumulation of daily accruals for which financial information is available. The daily accrual of portfolio income also includes reimbursements to our Advisor and dealer manager for organization and offering expenses incurred prior to October 1, 2012 and paid on our behalf, which we are now reimbursing over the 36 months following October 1, 2012. For the purpose of calculating our NAV, all organization and offering costs incurred after October 1, 2012 are recognized as expenses when incurred, and acquisition expenses with respect to each acquired property will be amortized on a daily basis over a five year period following the acquisition date.

Following the allocation of income and expenses as described above, NAV for each class is adjusted for additional issuances of common stock, repurchases and class specific expense accruals, such as the dealer manager fee and distribution fee, to determine the current day's NAV. Our share classes may have different expense accruals associated with the advisory fee we pay to our Advisor because the performance component of the advisory fee is calculated separately with respect to each class. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay the distribution to our stockholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class's NAV at the end of each trading day by the number of shares outstanding for that class on such day.

At the beginning of each calendar year, our Advisor develops a valuation plan with the objective of having each of our wholly owned properties valued each quarter by an appraisal. Newly acquired wholly owned properties are initially valued at cost and thereafter become subject to the quarterly appraisal cycle during the quarter following the first full calendar quarter in which we own the property.

Real estate appraisals are reported on a free and clear basis, excluding any property-level indebtedness that may be in place. We expect the primary methodology used to value properties will be the income approach, whereby value is derived by determining the present value of an asset's stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparisons and replacement cost approaches.

Properties held through joint ventures are valued in a manner that is consistent with the guidelines described above for wholly owned properties. Once the value of a property held by the joint venture is determined by an independent appraisal, the value of our interest in the joint venture would then be determined by applying the distribution provisions of the applicable joint venture agreements to the value of the underlying property held by the joint venture.

Real estate-related assets that we own or may acquire include debt and equity interests backed principally by real estate, such as the common and preferred stock of publicly traded real estate companies, commercial mortgage-backed securities, mortgage loans and participations in mortgage loans (i.e. A-Notes and B-Notes) and mezzanine loans. In general, real estate-related assets are valued according to the procedures specified below upon acquisition or issuance and then quarterly, or in the case of liquid securities, daily, as applicable, thereafter.

Publicly traded debt and real estate-related equity securities (such as bonds and shares issued by listed REITs) that are not restricted as to salability or transferability are valued by our Advisor on the basis of publicly available information provided by third parties. Generally, the third parties will rely on the price of the last trade of such securities that was executed at or prior to closing on the valuation day or, in the absence of such trade, the last “bid” price. Our Advisor may adjust the value of publicly traded debt and real estate-related equity securities that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration will be given to the nature and length of such restriction and the relative volatility of the market price of the security.

Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, are valued by our Advisor at cost (purchase price plus all related acquisition costs and expenses, such as legal fees and closing costs) and thereafter will be revalued each quarter at fair value. In evaluating the fair value of our interests in certain commingled investment vehicles (such as private real estate funds), values periodically assigned to such interests by the respective issuers, broker-dealers or managers may be relied upon. Our board of directors may retain additional independent valuation firms to assist with the valuation of our private real estate-related assets.

Individual investments in private mortgages, mortgage participations and mezzanine loans are valued by our Advisor at our acquisition cost and may be revalued by our Advisor from time to time. Revaluations of mortgages reflect the changes in value of the underlying real estate, with anticipated sale proceeds (estimated cash flows) discounted to their present value using a discount rate based on current market rates.

Liquid non-real estate-related assets include credit rated government and corporate debt securities, publicly traded equity securities and cash and cash equivalents. Liquid non-real estate-related assets are valued daily by our Advisor.

Our Advisor includes the value of our liabilities as part of our NAV calculation. Our liabilities include the fees payable to our Advisor and dealer manager, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. All liabilities are valued at cost. Costs and expenses that relate to a particular loan will be amortized over the life of the loan. We allocate the financing costs and expenses incurred in connection with obtaining multiple loans that are not directly related to any single loan among the applicable loans, generally pro rata based on the amount of proceeds from each loan. Liabilities allocable to a specific class of shares are only included in the NAV calculation for that class. For non-recourse, property-level mortgages that exceed the value of the underlying property, we assume a value of zero for purposes of the property and the mortgage in the determination of our NAV.
NAV as of December 31, 2012
On September 27, 2012, we designated our existing undesignated common stock as Class E common stock. On October 1, 2012, we issued a 4.786 to 1 stock dividend and changed our NAV per share calculation to eliminate the fair value of debt component. Our Class E NAV on September 30, 2012 was $9.25 per share and, after eliminating the fair value of debt component, our NAV increased to $10.00 per share on October 1, 2012. The Class E NAV per share was $10.14 on December 31, 2012. The NAV per share for our Class A and Class M shares was $10.00 per share on October 1, 2012 and ended the quarter on December 31, 2012 at $10.12 and $10.13, respectively. The increase in NAV of all share classes is related to a 0.8% increase in the value of our properties, resulting in an increase in NAV of $0.14 per share. Property operations for the fourth quarter of 2012 had no impact on NAV as dividends declared offset property operations for the quarter. Our Class A and M NAV was decreased by class specific fees and offering and organization costs.
The following table presents our historical NAV per share for each period indicated below, including pro forma amounts as adjusted for the stock dividend issued on October 1, 2012:

	NAV per Share (Actual)	NAV per Share (Actual and Pro Forma as Adjusted for Stock Dividend) (1)
Quarter Ended	Class E	Class E	Class A	Class M
December 31, 2012	$—	$10.14	$10.12	$10.13
September 30, 2012	53.53	10.00	—	—
June 30, 2012	56.50	10.23	—	—
March 31, 2012	55.27	9.81	—	—
December 31, 2011	54.81	9.65	—	—
September 30, 2011	53.60	9.47	—	—
June 30, 2011	52.36	9.15	—	—
March 31, 2011	49.92	8.40	—	—
(1) The NAV per Share Pro Forma calculated for Class E shares for the quarter ends from March 31, 2011 to September 30, 2012 were done pursuant to the valuation guidelines we have adopted for purposes of the daily determination of NAV per share, which differs from the valuation methodologies we employed in connection with our historical quarterly NAV per share calculations in certain respects.

The following table provides a breakdown of the major components of our NAV per share as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
Component of NAV	Class A Shares	Class M Shares	Class E Shares	Class E Shares
Real estate investments (1)	$25.07	$25.09	$25.10	$34.19
Debt	(16.37)	(16.39)	(16.40)	(26.21)
Other assets and liabilities, net	1.42	1.43	1.44	1.49
Estimated enterprise value premium	None Assumed	None Assumed	None Assumed	None Assumed
NAV per share	$10.12	$10.13	$10.14	$9.47

(1)	The value of our real estate investments was less than the historical cost by approximately 14.2% and 21.8% as of December 31, 2012 and 2011, respectively.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2012:

	Office	Retail	Industrial	Apartment	Total Company
Exit capitalization rate	7.30%	7.43%	7.83%	6.98%	7.30%
Discount rate/internal rate of return (IRR)	8.48	7.90	8.50	7.25	8.27
Annual market rent growth rate	3.32	3.08	2.59	3.00	3.09
Holding period (years)	10.00	10.00	10.00	10.00	10.00
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2011:

	Office	Retail	Industrial	Apartment	Total Company
Exit capitalization rate	7.62%	7.75%	8.13%	7.30%	7.61%
Discount rate/internal rate of return (IRR)	8.82	8.40	8.72	8.54	8.63
Annual market rent growth rate	3.12	2.94	2.97	2.83	2.97
Holding period (years)	9.90	9.80	9.70	10.00	9.90
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2012 of 0.25% would yield a decrease in our total real estate asset value of 1.80% and our NAV per each share class would have been $9.68, $9.70 and $9.71 for Class A, Class M and Class E, respectively. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2011 of 0.25% would yield a decrease in our total real estate asset value of 1.49% and our NAV per share as of December 31, 2011 would have been $9.05.
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
UNREGISTERED SALES OF EQUITY SECURITIES
The following table provides information on unregistered sales of our common stock that occurred during the year ended December 31, 2012 other than unregistered sales that have been previously reported on a Form 8-K:

Date	Class of Shares Sold	Total Number of Shares Sold	Price Paid Per Share	Proceeds	Use of Proceeds
May 4, 2012 (1)	Undesignated shares	41,752	$9.55	$399	Increased cash on hand
August 3, 2012 (1)	Undesignated shares	40,461	$9.76	$395	Increased cash on hand
October 1, 2012 (2)	Class M shares	37,000	$10.00	$370	Increased cash on hand

(1)	This sale occurred pursuant to our dividend reinvestment plan.

(2)	These shares were sold pursuant to a private placement to certain executive officers of the Company and other employees of the Advisor or its affiliates.
We relied on the exemption from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the unregistered sales listed above. All shares were sold to accredited investors within the meaning of Regulation D promulgated under the Securities Act.
REGISTERED SALES OF EQUITY SECURITIES

On October 1, 2012 our Registration Statement, registering our public Offering of up to $3,000,000 in any combination of Class A and Class M shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering. We are offering up to $2,700,000 in shares of our common stock to the public in our primary offering and up to $300,000 of shares of our common stock pursuant to our distribution reinvestment plan. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A shares only, applicable selling commissions. LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, is the dealer manager for the Offering. As of December 31, 2012, we had sold 3,612,169 Class A shares and 63,282 Class M shares of our common stock in our public Offering for gross offering proceeds of $37,035 and $647, respectively.

From October 1, 2012 through December 31, 2012, we recognized selling commissions, dealer manager fees, distribution fees and organization and other offering costs in our public Offering in the amounts set forth below.

Amount
Selling commissions, dealer manager fees and distribution fees	$165
Other organization and offering costs	458
Total expenses	623
Total public offering proceeds (excluding DRIP proceeds)	37,682
Percentage of public offering proceeds used to pay for organization and offering costs	0.9%

From October 1, 2012 through December 31, 2012, the net offering proceeds to us from the sale of Class A and Class M shares in the Offering, after deducting the total expenses incurred as described above, were approximately $36,430 and $629, respectively. As of December 31, 2012, no Class A or Class M shares have been issued pursuant to our distribution reinvestment plan.

We intend to use the net proceeds from our Offering, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan. As of December 31, 2012, net proceeds from our Offering have been allocated to reduce borrowings by $24,088, purchases of interest in real estate of $10,000 and increase our working capital by $3,129.
ISSUER PURCHASES OF EQUITY SECURITIES
During the fourth quarter of 2012, neither the Company nor any affiliated purchaser of the Company repurchased any of our equity securities.

Share Repurchase Plan
On October 1, 2012, we adopted a new share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of Class A and Class M common stock at that day's NAV. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter with certain additional limitations based on the capital raised from the Offering. Class E shares are not eligible to participate in the share repurchase plan. For the year ended December 31, 2012, we did not repurchase any shares under the share repurchase plan.
DIVIDEND POLICY
To comply with current tax laws necessary to qualify as a REIT, we expect to distribute at least 90% of our taxable income to our stockholders. Accordingly, we currently intend to make distributions to our stockholders in amounts sufficient to maintain our qualification as a REIT. Before payment of any distribution, we must have cash available after payment of both operating requirements and scheduled debt service on mortgages and loans payable. The declaration of distributions is at the discretion of our board of directors, which decision is made from time to time based on then prevailing circumstances.
Our board of directors and the Advisor will periodically review the dividend policy to determine the appropriateness of our distribution rate relative to our current and forecasted cash flows.
We declared one cash distribution on our common stock for the year ended December 31, 2011. During the first three quarters of 2012 our board of directors declared and we paid quarterly distributions of $0.09506 per share (as adjusted for the stock dividend that occurred on October 1, 2012). On December 14, 2012, our board of directors declared for the fourth quarter of 2012 a gross distribution in the amount of $0.10 per share to holders of the common stock of record as of December 28, 2012. The distribution will be paid on March 28, 2013. Class E stockholders will receive $0.10 per share. Class A and Class M stockholders will receive $0.10 per share less applicable class-specific fees. There is no guarantee that we will continue to pay distributions at this rate in the future, or at all.

Year	Distributions Declared Per Share	Total Distributions	Annualized Rate of Return (1)
2011	$0.09506	$2,275	4.10%
2012	$0.38517	$10,055	3.80%

(1)	Annualized rate of return calculated using the NAV for Class E common stock as of December 31.

Distribution Reinvestment Plan
From January 1, 2012 through September 30, 2012, we issued 82,270 shares for approximately $794 pursuant to our dividend reinvestment plan that was in effect prior to the commencement of our public Offering on October 1, 2012. For the year ended December 31, 2011, we issued 44,980 shares for approximately $417. On October 1, 2012, we terminated our existing dividend reinvestment plan and adopted a new distribution reinvestment plan whereby Class A and Class M shares may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share on the distribution date. Class E shares are not eligible to participate in the new distribution reinvestment plan. From October 1 through December 31, 2012, no shares were issued under the new distribution reinvestment plan.

Tax Treatment of Distributions
For the years ended December 31, 2012 and 2011, we paid distributions to Class E stockholders of approximately $7,080 and $2,275, respectively. For income tax purposes, 100% of the distributions paid in 2012 and 2011 will qualify as a return of capital. The distribution declared on December 14, 2012 will be taxable in 2013 and is not reflected in the 2012 tax allocation.
The table below summarizes the income tax treatment of distributions paid during the years ended December 31, 2012 and 2011:

Record Date	Payment Date	Total Distribution per Share	Total Distribution Allocable to 2012	2012 Taxable Ordinary Dividends	2012 Qualified Dividends	2012 Total Capital Gain Distribution	Return of Capital (1)	2012 Unrecaptured Section 1250 Gain
3/30/2012	5/4/2012	$0.09506	$0.09506	$—	$—	$—	$0.09506	$—
6/29/2012	8/3/2012	0.09506	0.09506	—	—	—	0.09506	—
9/28/2012	11/2/2012	0.09506	0.09506	—	—	—	0.09506	—
Total		$0.28518	$0.28518	$—	$—	$—	$0.28518	$—

Record Date	Payment Date	Total Distribution per Share	Total Distribution Allocable to 2011	2011 Taxable Ordinary Dividends	2011 Qualified Dividends	2011 Total Capital Gain Distribution	Return of Capital (1)	2011 Unrecaptured Section 1250 Gain
9/30/2011	12/7/2011	$0.09506	$0.09506	$—	$—	$—	$0.09506	$—
Total		$0.09506	$0.09506	$—	$—	$—	$0.09506	$—

(1) Distributions represent a return of stockholder capital and are adjusted for the 4.786 to 1 stock dividend which occurred on October 1, 2012.
Stockholders are advised to consult with their tax advisors about the specific tax treatment of distributions we paid.

Performance Graph (Dollars in whole dollars)
The following graph is a comparison of the five-year cumulative return of our shares (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”), the National Real Estate Investment Trusts’ (“NAREIT”) All Equity Index and the National Counsel of Real Estate Investment Fiduciaries Property Index ("NPI") (before leverage and fees) as peer group indices. The graph assumes that $100 was invested on December 31, 2007 in our Shares, the S&P 500 Index,the NAREIT All Equity Index and the NPI assuming that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

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

The following table sets forth our selected financial and operating data on a historical basis. The following data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. On October 1, 2012, we declared a stock dividend with respect to all Class E shares at a ratio of 4.786-to-1. The effects of the stock dividend have been applied retroactively to all share and per share amounts for all periods presented.

	Year ended December 31,
	2012	2011	2010	2009	2008
Operating Data:
Total revenues	$77,201	$81,916	$80,033	$80,647	$81,107
Income (loss) from continuing operations	25,807	(3,288)	(8,031)	(30,572)	(36,720)
Income (loss) from discontinued operations	11,528	(16,350)	(28,699)	(11,244)	(1,505)
Income (loss) from continuing operations per share–basic and diluted	$1.01	$(0.13)	$(0.29)	$(1.19)	$(1.40)
Weighted average shares outstanding	25,651,220	23,938,406	23,928,784	23,886,286	22,116,892
Cash distributions declared per common share	$0.38517	$0.09506	$—	$0.15123	$1.20982

Other Data:
Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc. (1)	$21,544	$23,709	$22,155	$22,362	$26,149
Funds from operations per share–basic and diluted (1)	$0.84	$0.99	$0.93	$0.94	$1.18

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$842,034	$835,050	$870,689	$1,017,140	$1,084,805
Total mortgage notes and other debt payable	492,985	582,495	592,804	654,086	717,497
Liabilities held for sale	—	—	—	43,352	—
Total equity	317,085	231,079	252,709	289,323	323,616

(1)
Funds from operations (“FFO”) does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income to FFO. Prior year amounts have been recalculated to conform to current year presentation.

The selected financial data presented above has been impacted by acquisitions and dispositions made since the inception of the Company. These acquisitions and dispositions impact the comparability of our results from operations, financial position and cash flows. We are uncertain how the results from operations, financial position and cash flows will be impacted should we make future acquisitions or dispositions.
FUNDS FROM OPERATIONS
Consistent with real estate industry and investment community preferences, we consider FFO as a supplemental measure of the operating performance for a real estate investment trust and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) attributable to the Company (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items, impairment write-downs of depreciable real estate and sales of properties, plus real estate related depreciation and amortization and after adjustments for these items related to noncontrolling interests and unconsolidated affiliates.
FFO does not give effect to real estate depreciation and amortization because these amounts are computed to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with a clearer view of our operating performance.

In order to provide a better understanding of the relationship between FFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided a reconciliation of GAAP net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc., to FFO. FFO does not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund cash needs.

	Year ended December 31,
	2012	2011	2010	2009	2008
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$37,476	$(19,388)	$(35,640)	$(39,611)	$(32,574)
Plus: Real estate depreciation and amortization	20,605	20,871	22,953	26,365	48,172
Loss (gain) from sales of real estate	117	—	(822)	(2,530)	—
Real estate depreciation and amortization from discontinued operations	1,125	4,509	6,059	9,757	12,072
Real estate depreciation and amortization for noncontrolling interests	(1,315)	(1,405)	(1,810)	(2,260)	(6,462)
Real estate depreciation and amortization from unconsolidated real estate affiliates	3,487	4,188	5,776	4,686	4,941
Gain on consolidation of real estate affiliate	(34,852)	—	—	—	—
Gain on transfer of property	(6,012)	—	—	—	—
Impairment (net recovery) of depreciable real estate	—	—	(1,644)	6,849	—
Impairment of real estate held for sale	913	14,934	27,283	11,837	—
Impairment loss from unconsolidated real estate affiliates	—	—	—	7,269	—
Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc.	$21,544	$23,709	$22,155	$22,362	$26,149
Weighted average shares outstanding, basic and diluted (1)	25,651,220	23,938,406	23,928,784	23,886,784	22,116,892
Funds from operations per share, basic and diluted (1)	$0.84	$0.99	$0.93	$0.94	$1.18

(1)
On October 1, 2012, we declared a stock dividend with respect to all Class E shares at a ratio of 4.786-to-1. The effects of the stock dividend have been applied retroactively to all share and per share amounts for all periods presented.

Below is additional information related to certain items that significantly impact the comparability of our FFO or significant non-cash items from the periods presented:

	Year ended December 31,
	2012	2011	2010	2009	2008
Straight-line rental income	(269)	(146)	584	(973)	(2,121)
Amortization of above- and below-market leases	(886)	(2,017)	(763)	240	(120)
Amortization of net discount on assumed debt	(364)	(239)	(239)	(242)	(220)
(Gain) loss on extinguishment of debt	(8,595)	—	73	—	—
Acquisition expenses	33	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements appearing elsewhere in this Form 10-K. All references to numbered Notes are to specific notes to our Consolidated Financial Statements beginning on page F-1 of this Form 10-K, and the descriptions referred to are incorporated into the applicable portion of this section by reference. References to “base rent” in this Form 10-K refer to cash payments made under the relevant lease(s), excluding real estate taxes and certain property operating expenses that are paid by us and are recoverable under the relevant lease(s) and exclude adjustments for straight-line rent revenue and above- and below-market lease amortization.
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2010, 2011 and 2012 were comprised of:
Office

•	Monument IV at Worldgate,

•	111 Sutter Street (consolidated in 2012, excluded from December 31, 2010 and 2011 Consolidated Properties),

•	the Dignity Health Office Portfolio,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	Canyon Plaza and

•	Railway Street Corporate Centre.
Retail

•	Stirling Slidell Shopping Centre and

•	The District at Howell Mill.
Industrial

•	105 Kendall Park Lane and

•	4001 North Norfleet Road.
Apartments

•	Station Nine Apartments,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.
Discontinued Operations

•	Metropolitan Park North (relinquished ownership in 2012, excluded from December 31, 2012 Consolidated Properties),

•	Georgia Door Sales Distribution Center (sold in 2012, excluded from December 31, 2012 Consolidated Properties) and

•	Marketplace at Northglenn (relinquished ownership in 2012, excluded from December 31, 2012 Consolidated Properties).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements, which as of December 31, 2010, 2011 and 2012 were comprised of:

December 31, 2012	December 31, 2011	December 31, 2010
Legacy Village	Legacy Village	Legacy Village
	111 Sutter Street (1)	111 Sutter Street (1)
9800 South Meridian (2)
18922 Forge Drive (2)
(1) Property consolidated on December 5, 2012.
(2) Property owned from January 1, 2010 through September 30, 2010.
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

Property Sector Diversification
Estimated Percent of Fair Value as of December 31, 2012

	Consolidated Properties	Unconsolidated Property	Consolidated and Unconsolidated Properties
Office	55%	—	51%
Apartment	28%	—	25%
Retail	10%	100%	18%
Industrial	7%	—	6%
Estimated Percent of Fair Value as of December 31, 2011

	Consolidated Properties	Unconsolidated Property	Consolidated and Unconsolidated Properties
Office	46%	52%	47%
Apartment	28%	—	24%
Retail	19%	48%	23%
Industrial	7%	—	6%
Geographic Region Diversification
Estimated Percent of Fair Value as of December 31, 2012

	Consolidated Properties	Unconsolidated Property	Consolidated and Unconsolidated Properties
West	40%	—	37%
South	29%	—	26%
East	14%	—	13%
Midwest	11%	100%	19%
International	6%	—	5%
Estimated Percent of Fair Value as of December 31, 2011

	Consolidated Properties	Unconsolidated Property	Consolidated and Unconsolidated Properties
West	40%	52%	42%
South	30%	—	25%
East	14%	—	12%
Midwest	11%	48%	17%
International	5%	—	4%

Future Lease Expirations

Consolidated Properties
Year	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2013 (2)	217,000	$4,297	9.1%
2014	276,000	5,862	12.5
2015	147,000	6,172	13.1
2016	166,000	4,540	9.7
2017	1,575,000	14,407	30.6
2018	65,000	1,558	3.3
2019	16,000	351	0.7
2020	175,000	2,900	6.2
2021	12,000	287	0.6
2022 and thereafter	328,000	6,633	14.2

(1)	Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues.

(2)	Does not include 4,884 short-term leases totaling approximately 2,203,000 square feet and approximately $33,693 in annualized minimum base rent associated with our seven apartment properties.

Unconsolidated Property
Year	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2013	42,000	$2,026	16.7%
2014	34,000	1,036	8.5
2015	10,000	277	2.3
2016	39,000	1,040	8.6
2017	11,000	391	3.2
2018	78,000	1,799	14.8
2019	108,000	1,576	13.0
2020	10,000	227	1.9
2021	6,000	252	2.1
2022 and thereafter	225,000	3,495	28.9

(1)	Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues.

Ten-Year Debt Repayment
Consolidated Properties

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2013	$107,735	21.9%	5.60%
2014	139,781	28.5	5.58
2015	76,858	15.6	5.64
2016	33,557	6.8	5.62
2017	101,529	20.7	5.42
2018	666	0.1	5.30
2019	702	0.1	5.30
2020	740	0.2	5.30
2021	780	0.2	5.30
2022 and thereafter	28,858	5.9	5.30

Unconsolidated Property

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2013	$3,335	3.9%	5.63%
2014	82,093	96.1	5.63
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	—	—	—
2019	—	—	—
2020	—	—	—
2021	—	—	—
2022 and thereafter	—	—	—
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to the useful lives of assets, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.
Critical Accounting Policies
The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are those applicable to the following which can be found in greater detail within Note 2 Summary of Significant Accounting Policies:

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
Impairment of Long-Lived Assets
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
Recent Events and Outlook
General Company and Market Commentary
On October 1, 2012, the SEC declared effective our registration statement on Form S-11 (File No. 333-177963) with respect to our continuous public Offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock, consisting of up to $2,700,000 of shares in our primary Offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering, subject to regulatory approval. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A shares only, applicable selling commissions. LaSalle Investment Management Distributions, LLC, our affiliate and the dealer manager of our Offering, has agreed to distribute shares of our common stock exclusively through Merrill Lynch, Pierce, Fenner & Smith Incorporated for up to one year following the Offering commencement date, subject to certain exceptions. We intend to use the net proceeds from the Offering, after we pay the fees and expenses attributable to the Offering and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
Using capital raised from private placements and the proceeds from the Offering, we executed on a number of our key strategic initiatives late in 2012 and early in 2013. As described more fully below, we acquired the remaining 20% interest in 111 Sutter Street in San Francisco, California, we signed Amazon Corporate LLC and Fannie Mae leases at Monument IV at Worldgate, we retired the mortgage loan at 4001 North Norfleet and we retired the seller financing note for 111 Sutter Street. Through these specific and other important accomplishments we also reduced our Company leverage ratio, increased cash reserves and provided increased liquidity to our stockholders through dividend payments and a $25,000 issuer tender offer.
Our primary investment objectives are:

•	to generate an attractive level of current income for distribution to our stockholders;

•	to preserve and protect our stockholders' capital investments;

•	to achieve appreciation of our NAV over time; and

•	to enable stockholders to utilize real estate as an asset class in diversified, long-term investment portfolios.
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
After we have raised substantial proceeds in the Offering, and our total NAV has reached $800,000, which we refer to as our ramp-up period, we will seek to invest:

•	up to 80% of our assets in properties;

•	up to 25% of our assets in real estate-related assets; and

•	up to 15% of our assets in cash, cash equivalents and other short-term investments.
Notwithstanding the above, the actual percentage of our portfolio that is invested in each investment type may from time to time be outside these target levels due to numerous factors including but not limited to large inflows of capital over a short period of time, lack of attractive investment opportunities or increases in anticipated cash requirements for repurchase requests.
During the ramp-up period we will balance the goals of achieving a more diversified portfolio and reducing our leverage. Our strategy to reduce leverage may include causing loans to go into default to allow us to negotiate more favorable loan repayment terms with lenders.
During the ramp-up period, we intend to use lower amounts of leverage, if any, to finance our new acquisitions in order to reduce our overall Company leverage. Our Company leverage ratio, (calculated as our share of total liabilities divided by our share of the fair value of total assets), was 63% as of December 31, 2012, down from 74% at December 31, 2011 as a result of debt extinguishments, increasing property values and raising new equity. After the ramp-up period, we expect to maintain a targeted Company leverage ratio of between approximately 30% and 50%.
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
Fourth Quarter NAV
On September 27, 2012, we designated our existing undesignated common stock as Class E common stock. On October 1, 2012, we issued a 4.786 to 1 stock dividend and changed our NAV per share calculation to eliminate the fair value of debt component. Our Class E NAV on September 30, 2012 was $9.25 per share and after eliminating the fair value of debt component, our NAV increased to $10.00 per share on October 1, 2012. The Class E NAV per share was $10.14 on December 31, 2012. The NAV per share for our Class A and Class M shares was $10.00 per share on October 1, 2012 and ended the quarter on December 31, 2012 at $10.12 and $10.13, respectively. The increase in NAV of all share classes is related to a 0.8% increase in the value of our properties, resulting in an increase in NAV of $0.14 per share. Property operations for the fourth quarter of 2012 had no impact on NAV as dividends declared offset property operations for the quarter. Our Class A and M NAV was decreased by class specific fees.

2013 Key Initiatives
During 2013 we intend to use capital raised from our Offering to make new investments that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well located, well leased industrial properties and grocery-anchored community oriented retail properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We also intend to use capital to repay or refinance loans in our existing portfolio in order to reduce our overall Company leverage.
We intend to refinance the 111 Sutter Street mortgage loan. We may place a new mortgage loan on 4001 North Norfleet which is currently unencumbered. We may refinance the mortgage loan at Monument IV at Worldgate in advance of its September 2013 maturity date. We may also refinance the mortgage loan at Legacy Village which matures in January 2014.

We continue to evaluate the strategic alternatives for our investment in the Dignity Health Office Portfolio as three of the mortgage loan pools mature in November 2013 and the fourth pool matures in March 2014. Our strategic alternatives include refinancing the loans, selling the entire portfolio or selling portions of the portfolio. We will also evaluate dispositions of other properties in the portfolio to potentially redeploy capital in a manner aligned with our investment objectives and strategy.
2012 Key Events and Accomplishments
During the first three quarters of 2012 our board of directors declared and we paid a quarterly dividend of $0.09506 per share. On December 14, 2012, the board of directors declared a gross dividend of $0.10 per share to stockholders of record as of December 28, 2012, which will be paid on March 28, 2013. Future dividends, if any, will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our REIT status and such other factors as the board of directors may deem relevant from time to time.
On March 23, 2012, we relinquished our ownership of Metropolitan Park North, a 187,000 square foot office building located in Seattle, Washington, via a deed in lieu of foreclosure. The Advisor determined that the property was worth significantly less than the outstanding debt balance as a result of the primary tenant failing to renew its lease on a long term basis and market rents falling to a level that would not support the existing loan's debt service requirements should a new tenant be identified. Deeding this property back to the lender was in keeping with our strategy to reduce our portfolio’s debt maturities and overall Company leverage ratio. The deed in lieu of foreclosure had no impact on our NAV as the property had previously been written off.
On April 20, 2012, we sold Georgia Door Sales Distribution Center, a warehouse property located in Austell, Georgia, for $5,150. Continuing to hold this property no longer fit with our strategic objectives. This sale reduced our lease renewal risks, increased cash reserves and had a positive impact on our NAV.
On July 2, 2012, we retired the mortgage note payable on 105 Kendall Park Lane in advance of its September 1, 2012 maturity date. The outstanding balance on the mortgage note payable, including accrued interest, was approximately $12,274 which was funded with cash on hand. As a result, we own the property free and clear of mortgage debt. This loan repayment was in keeping with our strategy to reduce our portfolio’s debt maturities and overall Company leverage ratio.
On July 11, 2012, we relinquished our ownership of Marketplace at Northglenn, a 439,000 square foot shopping center located in Northglenn, Colorado, via a foreclosure proceeding. The Advisor determined that the property was worth significantly less than the outstanding debt balance as a result of tenant bankruptcies, vacancies and lower rental rates on newly signed leases causing property cash flows to no longer support the existing loan's debt service requirements. Deeding this property back to the lender was in keeping with our strategy to reduce our portfolio’s debt maturities and overall Company leverage ratio. The foreclosure had no impact on NAV as the property had previously been written off.
On October 1, 2012, as approved by our board of directors, we revised our NAV calculation methodology such that we no longer include the fair value of our mortgage notes payable as a component of NAV.
On December 4, 2012, we acquired the remaining 20% interest in 111 Sutter Street, a 286,000 square foot, multi-tenant office building in San Francisco, California. We had previously owned a majority, but non-controlling, interest in 111 Sutter Street from March 29, 2005 through December 4, 2012. The purchase price for the remaining interest was $22,000. The seller financed $12,000 of the purchase price in the form of a note payable due September 30, 2013. We funded the balance of the acquisition using cash on hand. 111 Sutter Street was previously accounted for as an investment in an unconsolidated real estate affiliate as all decisions required unanimous approval. Effective December 5, 2012, we have consolidated the balance sheet and operations of 111 Sutter Street, which includes the existing $54,130 mortgage loan at an interest rate of 5.58%, maturing in July 2015.

On December 18, 2012, we entered into a lease agreement with Amazon Corporate LLC for approximately 108,000 square feet at Monument IV at Worldgate, a nine story, 228,000 square foot office building located in Herndon, Virginia. The lease commences in February 2013 for a term of 11 years with two five-year extension options. The lease also contains various expansion, contraction and early termination options.
On December 27, 2012, we retired the mortgage note payable on 4001 North Norfleet in advance of its March 1, 2013 maturity date. The outstanding balance on the mortgage note payable, including accrued interest, was approximately $24,088 which was funded with cash on hand. As a result, we own the property free and clear of mortgage debt. This loan repayment was in keeping with our strategy to reduce our portfolio’s debt maturities and overall Company leverage ratio.
Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in income (loss) of unconsolidated affiliates. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Company. We group our investments in real estate assets for continuing operations into four reportable operating segments based on the type of property, which are office, retail, industrial and apartments. Operations from corporate level items and real estates assets held for sale are excluded from reportable segments.
Results of Operations for the years ended December 31, 2012 and 2011:
With respect to the discussions of revenues and operating expenses below, the office segment includes 111 Sutter Street from the date of consolidation on December 5, 2012 through December 31, 2012. The consolidation was a result of acquiring the remaining 20% interest in the property. Revenues and expenses related to Georgia Door Sales Distribution Center, Metropolitan Park North and Marketplace at Northglenn are shown as discontinued operations in all periods presented.
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Change	% Change
Revenues:
Minimum rents
Office	$22,540	$26,907	$(4,367)	(16.2)%
Retail	5,980	6,833	(853)	(12.5)%
Industrial	4,140	4,131	9	0.2%
Apartments	31,024	29,887	1,137	3.8%
Total	$63,684	$67,758	$(4,074)	(6.0)%

Tenant recoveries and other rental income
Office	$9,074	$9,632	$(558)	(5.8)%
Retail	2,019	2,014	5	0.2%
Industrial	662	829	(167)	(20.1)%
Apartments	1,762	1,683	79	4.7%
Total	$13,517	$14,158	$(641)	(4.5)%
Total revenues	$77,201	$81,916	$(4,715)	(5.8)%

Minimum rents decreased by $4,074 between the year ended December 31, 2012 and the same period in 2011. The decrease is primarily due to a decrease of $4,594 at Monument IV at Worldgate related to lower occupancy during 2012 and to a $769 payment received at The District at Howell Mill for the successful settlement of a tenant lawsuit over disputed rent charges which occurred during the year ended December 31, 2011. The decreases were partially offset by an increase of $1,137 at our apartments related to higher rental rates for the year ended December 31, 2012 as compared to the same period in 2011. Additionally, we recorded minimum rents from 111 Sutter Street of $966 for the period from December 5, 2012 to December 31, 2012.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at our properties decreased by $641 for the year ended December 31, 2012 as compared to the same period in 2011. The decrease is primarily related to decreased recovery revenue at Monument IV at Worldgate and Railway Street Corporate Centre due to lower occupancy. The decrease is also related to lower real estate tax recoveries of $177 at 4001 North Norfleet Road due to a successful tax appeal in 2012.
We expect total revenue to increase during 2013 as a result of the consolidation of 111 Sutter Street and successfully leasing Monument IV at Worldgate to Amazon Corporate LLC in 2012 and Fannie Mae in 2013, bringing the building occupancy from 0% to 83%. Partially offsetting these expected increases is the default of the tenant at Canyon Plaza, Conexant Systems, Inc. ("Conexant"), for failing to make scheduled lease payments. The lease default will negatively impact future revenues if Conexant remains in default, as the minimum rents we expect to collect from sub-tenants are projected to be less than the in place rent from Conexant.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts from continuing operations, by reportable segment, for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Change	% Change
Operating expenses:
Real estate taxes
Office	$3,910	$3,846	$64	1.7%
Retail	976	1,074	(98)	(9.1)%
Industrial	595	760	(165)	(21.7)%
Apartments	2,971	3,040	(69)	(2.3)%
Total	$8,452	$8,720	$(268)	(3.1)%

Property operating expenses:
Office	$8,700	$7,451	$1,249	16.8%
Retail	1,341	1,166	175	15.0%
Industrial	122	134	(12)	(9.0)%
Apartments	13,659	13,111	548	4.2%
Total	$23,822	$21,862	$1,960	9.0%

Provision for (recovery of) doubtful accounts
Office	$365	$(75)	$440	(586.7)%
Retail	(9)	33	(42)	(127.3)%
Apartments	169	203	(34)	(16.7)%
Total	$525	$161	$364	226.1%
Total operating expenses	$32,799	$30,743	$2,056	6.7%

Real estate tax expense decreased by $268 for the year ended December 31, 2012 as compared to the same period in 2011 primarily as a result of decreases at 4001 North Norfleet Road and Cabana Beach Gainesville, which were due to successful tax appeals.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses increased $1,960 for the year ended December 31, 2012 as compared to the same period of 2011. The increase is primarily related to the decrease in occupancy at Monument IV at Worldgate, causing us to incur expenses for the vacant space of $789. We expect to continue to be responsible for these expenses in the future, however we will be able to recover a portion of these expenses as property occupancy increases. Additionally, we incurred increased Turn costs and water usage expense totaling approximately $557 at our apartment properties during the year end December 31, 2012 as compared to the year end December 31, 2011.
Provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $364 for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily related to a reserve of $226 at Canyon Plaza due to the tenant default and collections of previously reserved accounts of $212 at the Dignity Health Office Portfolio that occurred during the year ended December 31, 2011.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Change	% Change

Advisor fees	$2,739	$2,806	$(67)	(2.4)%
Company level expenses	2,275	2,091	184	8.8%
General and administrative	1,045	481	564	117.3%
Depreciation and amortization	20,605	20,871	(266)	(1.3)%
Interest expense	26,521	26,719	(198)	(0.7)%
Loss on extinguishment of debt	86	—	86	100.0%
Equity in loss of unconsolidated affiliates	176	1,493	(1,317)	(88.2)%
Gain on consolidation of real estate affiliate	(34,852)	—	(34,852)	100.0%
Loss from discontinued operations	3,048	16,350	(13,302)	(81.4)%
Loss on sale of discontinued operations	117	—	117	100.0%
Gain on transfer of property and extinguishment of debt	(14,693)	—	(14,693)	(100.0)%
Total expenses	$7,067	$70,811	$(63,744)	(90.0)%

Advisor fees relate to the fixed and variable management and advisory fees earned by the Former Manager and the Advisor prior to October 1, 2012 and fixed advisor fees earned by the Advisor for the period from October 1, 2012 to December 31, 2012. Fixed fees increase or decrease based on changes in the NAV which will be primarily impacted by changes in the value of our properties and capital raised. Variable fees earned through September 30, 2012 were calculated as a formula of cash flow generated from owning and operating the real estate investments and fluctuated as cash flows fluctuated. The decrease in advisor fees of $67 for the year ended December 31, 2012 as compared to the same period of 2011 is primarily related to lower cash flow generated by the portfolio as a result of discontinued operations and decreased occupancy at Monument IV at Worldgate. The decrease was partially offset by increased fixed fees related to capital raised during 2012.

Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $184 for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to an increase in corporate legal fees, director and officer insurance and printing costs.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $564 for the year ended December 31, 2012 as compared to the same period in 2011. The increase is primarily due to higher legal fees of $237 related to the loan defaults at Marketplace at Northglenn and Metropolitan Park North. Further contributing to the increase, the year ended December 31, 2011 included a $100 refund of bank account fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $266 in depreciation and amortization expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily related to personal property and intangible assets becoming fully amortized in 2012.

Interest expense decreased by $198 for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the loan payoff at 105 Kendall Park Lane, which occurred on July 2, 2012.

Loss on extinguishment of debt relates to the write-off of unamortized financing fees on mortgage loans and other debt payable that are extinguished prior to their maturity date. The loss on extinguishment of debt in 2012 is due to the write-off of unamortized financing fees related to the debt payoff at 4001 North Norfleet Road that occurred on December 27, 2012.

Equity in loss of unconsolidated affiliates represents our share of net income or loss from investments in unconsolidated properties. The loss decreased by $1,317 for the year ended December 31, 2012 as compared to the same period of 2011, primarily related to lower expenses at Legacy Village and higher minimum rents for newly signed leases at 111 Sutter Street. The decreased loss is also related to 111 Sutter Street being an unconsolidated affiliate for the entire year during 2011 and less than the full year during 2012.
Gain on consolidation of real estate affiliate relates to the write up to fair value upon consolidation of a property previously classified as unconsolidated. On December 4, 2012, we acquired the remaining 20% interest in 111 Sutter Street and consolidated the property.
Loss from discontinued operations decreased $13,302 for the year ended December 31, 2012 as compared to the same period in 2011, primarily due to the impairment of Marketplace at Northglenn during 2011. Additionally, we owned Georgia Door Sales Distribution Center, Metropolitan Park North and the Marketplace at Northglenn for the entire year in 2011 compared to only part of 2012.

Loss on sale of discontinued operations for the year ended December 31, 2012 is related to the sale of Georgia Door Sales Distribution Center that occurred on April 20, 2012.
Gain on transfer of property and extinguishment of debt is related to the transfer of ownership of Metropolitan Park North on March 23, 2012 and the transfer of ownership of Marketplace at Northglenn on July 11, 2012.
Results of Operations for the years ended December 31, 2011 and 2010:
Revenues and expenses related to Georgia Door Sales Distribution Center, Metropolitan Park North, Marketplace at Northglenn, Havertys Furniture and 25850 S. Ridgeland are shown as discontinued operations in all periods presented.
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change	% Change
Revenues:
Minimum rents
Office	$26,907	$27,433	$(526)	(1.9)%
Retail	6,833	5,785	1,048	18.1%
Industrial	4,131	4,133	(2)	—%
Apartments	29,887	28,519	1,368	4.8%
Total	$67,758	$65,870	$1,888	2.9%

Tenant recoveries and other rental income
Office	$9,632	$9,609	$23	0.2%
Retail	2,014	2,069	(55)	(2.7)%
Industrial	829	811	18	2.2%
Apartments	1,683	1,674	9	0.5%
Total	$14,158	$14,163	$(5)	—%
Total revenues	$81,916	$80,033	$1,883	2.4%

Minimum rents increased by $1,888 for the year ended December 31, 2011 as compared to the same period in 2010. The increase is primarily related to increased occupancy at our apartment properties and to a $769 payment received at The District at Howell Mill for the successful settlement of a tenant lawsuit over disputed rent charges. Partially offsetting the increases were decreases in minimum rents at the Dignity Health Office Portfolio of approximately $715, related to decreased rental rates for newly-signed leases during 2011.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income were consistent for the year ended December 31, 2011 as compared to the same period in 2010.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts from continuing operations, by reportable segment, for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change	% Change
Operating expenses:
Real estate taxes
Office	$3,846	$3,441	$405	11.8%
Retail	1,074	1,101	(27)	(2.5)%
Industrial	760	751	9	1.2%
Apartments	3,040	3,072	(32)	(1.0)%
Total	$8,720	$8,365	$355	4.2%

Property operating expenses:
Office	$7,451	$7,394	$57	0.8%
Retail	1,166	1,280	(114)	(8.9)%
Industrial	134	92	42	45.7%
Apartments	13,111	12,766	345	2.7%
Total	$21,862	$21,532	$330	1.5%

Provision for (recovery of) doubtful accounts
Office	$(75)	$518	$(593)	(114.5)%
Retail	33	29	4	13.8%
Apartments	203	333	(130)	(39.0)%
Total	$161	$880	$(719)	(81.7)%
Total operating expenses	$30,743	$30,777	$(34)	(0.1)%

 Real estate tax expense increased by $355 for the year ended December 31, 2011 compared to the same period of 2010, mainly due to increases across the Dignity Health Office Portfolio.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities, and repair and maintenance expenses. Property operating expenses increased by $330 for the year ended December 31, 2011 as compared to the same period in 2010. The increase is primarily related to increased Turn costs at our apartment properties in 2011.
Provision for (recovery of) doubtful accounts relates to receivables deemed as potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for (recovery of) doubtful accounts decreased by $719 for the year ended December 31, 2011 as compared to the same period in 2010, primarily related to collection of previously reserved accounts at the Dignity Health Office Portfolio and fewer past due accounts at Cabana Beach Gainesville.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change	% Change

Advisor fees	$2,806	$3,264	$(458)	(14.0)%
Company level expenses	2,091	1,822	269	14.8%
General and administrative	481	846	(365)	(43.1)%
Recovery of impairment of real estate	—	(1,644)	1,644	(100.0)%
Depreciation and amortization	20,871	22,953	(2,082)	(9.1)%
Interest expense	26,719	27,673	(954)	(3.4)%
Equity in loss of unconsolidated affiliates	1,493	2,373	(880)	(37.1)%
Loss from discontinued operations	16,350	29,521	(13,171)	(44.6)%
Gain on sale of discontinued operations	—	(822)	822	(100.0)%
Total expenses	$70,811	$85,986	$(15,175)	(17.6)%

 Advisor fees relate to the fixed and variable management and advisory fees earned by the Former Manager and the Advisor. Fixed fees increase or decrease based on changes in the NAV which were impacted by changes in the value of our properties and the related debt. Variable fees were calculated as a formula of cash flow generated from owning and operating the real estate investments and fluctuated as cash flows fluctuated. The decrease in advisor fees relates mainly to the decrease in NAV and a decrease in cash flow as a result of discontinued operations.
Company level expenses relate mainly to our compliance and administration costs. Company level expenses increased by $269 for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to an increase in legal fees related to Company level activities.
General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses decreased by $365 for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to the reimbursement of $155 of legal expenses related to the successful settlement of a tenant lawsuit over disputed rent charges at The District at Howell Mill and lower legal fees of $127 and $68 at the Dignity Health Office Portfolio and Railway Street Corporate Centre, respectively, for various legal and professional services.
The recovery of impairment of real estate relates to the change in fair value of properties previously classified as held for sale, which have now been placed back in held for use status. Recovery of impairment of real estate was $1,644 for the year ended December 31, 2010 primarily due to a $1,718 recovery of previously recorded impairment charges at 105 Kendall Park Lane offset by additional impairment of $74 related to 4001 North Norfleet.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $2,082 in depreciation and amortization expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is primarily related to in-place lease assets and personal property becoming fully amortized during 2011.
Interest expense decreased by $954 for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to the retirement of the $17,000 term loan in 2010.
Equity in loss of unconsolidated affiliates represents our share of net income or loss from investments in unconsolidated properties. The loss decreased by $880 for the year ended December 31, 2011 when compared to the same period of 2010 primarily related to decreased real estate taxes, amortization expense and interest expense.
The decrease in loss from discontinued operations is primarily related to the impairment of Metropolitan Park North of $28,781 in 2010 compared to the $14,934 impairment of Marketplace at Northglenn in 2011.
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

•      Fees payable to our Dealer Manager

•      Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates

•      Proceeds from secured loans collateralized by individual properties

•      Sales of our shares

•      Sales of real estate investments

•      Draws from lender escrow accounts

Longer-term liquidity and capital needs such as:

•      Acquisitions of new real estate investments

•      Expansion of existing properties

•      Tenant improvements and leasing commissions

•      Debt repayment requirements, including both principal and interest

•      Repurchases of our shares pursuant to our Share Repurchase Plan

The sources and uses of cash for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Change
Net cash provided by operating activities	$13,804	$19,331	$(5,527)
Net cash used in investing activities	(16,958)	(12,656)	(4,302)
Net cash provided by (used in) financing activities	12,095	(12,102)	24,197

Cash provided by operating activities decreased by $5,527 for the year ending December 31, 2012, as compared to the same period in 2011. A decrease of $9,869 in cash from operating activities is primarily related to discontinued operations and the vacancy at Monument IV at Worldgate that occurred during 2012. In December 2012, we signed a lease at Monument IV at Worldgate for 47% of the property commencing in 2013 and acquired the remaining 20% interest in 111 Sutter Street, both of which should increase cash provided by operating activities in 2013 and beyond. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable, and accounts payable and other accrued expenses. These changes in our working capital caused an increase to cash provided by operating activities of $4,342 between the year ended December 31, 2012 and the same period in 2011, primarily related to the accrual of organization and offering expenses that will be reimbursed to LaSalle over 36 months.
Cash used in investing activities increased by $4,302 for the year ending December 31, 2012, as compared to the same period in 2011. The increase was primarily related to the acquisition of the remaining 20% interest in 111 Sutter Street and increased spending for capital improvements and leasing commissions which totaled $11,639. Partially offsetting the increase was the sale of Georgia Door Sales Distribution Center and decreased funding of loan escrows, totaling $7,681 between the year ended December 31, 2012 and the same period in 2011. We expect to use cash raised in the Offering to acquire additional real estate investments in future years.
Cash provided by financing activities increased by $24,197 for the period ended December 31, 2012 over the same period in 2011. The increase is primarily related to an increase in the issuance of common stock, net of the repurchase of shares, of $60,547. Partially offsetting the increase are increased principal payments on mortgage loans of $32,457 related to the retirement of the debt on 4001 North Norfleet Road and 105 Kendall Park Lane. We expect to continue to raise capital from the Offering and will use portions of the capital raise to retire debt and repurchase common stock.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2012 and 2011 for such debt. The unconsolidated debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.
Consolidated Debt

	December 31, 2012		December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$479,206	5.59%	$584,245	6.10%
Variable (1)	12,000	4.75%	—	—%
Total	$491,206	5.57%	$584,245	6.10%

(1)	On January 31, 2013, we extinguished the remaining balance on the $12,000 variable rate note payable related to our purchase of 111 Sutter Street.
Unconsolidated Debt

	December 31, 2012		December 31, 2011
	Pro-rata share of Principal Balance	Weighted Average Interest Rate	Pro-rata share of Principal Balance	Weighted Average Interest Rate
Fixed	$39,724	5.63%	$85,086	5.60%
Variable	—	—%	—	—%
Total	$39,724	5.63%	$85,086	5.60%
Covenants
At December 31, 2012, we were in compliance with all debt covenants.
Other Sources
On October 1, 2012, the SEC declared effective our registration statement on Form S-11 (File No. 333-177963) with respect to our continuous public Offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock, consisting of up to $2,700,000 of shares in our primary Offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering, subject to regulatory approval. We intend to use the net proceeds from the Offering, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan.

Contractual Cash Obligations and Commitments
The following table below aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2012. The table does not include commitments with respect to the purchase of services from our Advisor, as future payments due on such commitments cannot be determined.

Obligations	Total	Payments due by period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$666,908	$142,215	$330,273	$148,836	$45,584
Loan escrows	4,906	4,261	580	65	—
Tenant obligations	10,202	10,202	—	—	—
Other	2,719	960	1,759
Total	$684,735	$157,638	$332,612	$148,901	$45,584

(1)
Includes interest expense calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2012, which was 5.59%. Since the interest rates on certain loans are based on a spread over the prime rate, the rates will periodically change; therefore, interest expense for all variable-rate debt was calculated using the effective interest rates of the underlying borrowings at December 31, 2012, which was 4.75%.

We have approximately $102,017 of mortgage loans and note payable debt coming due during 2013. We retired our $12,000 note payable related to our acquisition of the remaining 20% of 111 Sutter Street in January 2013 in advance of the September 2013 maturity. We intend to refinance the approximate $10,682 loan on 36 Research Park Drive coming due in July 2013. We expect to pay down and refinance the $35,195 mortgage loan on Monument IV at Worldgate in advance of the September 2013 maturity. We expect to either refinance, sell part and refinance or sell all of the Dignity Health Office Portfolio prior to the maturity of the $44,140 mortgage pools in November 2013. We anticipate we will have sufficient capital from the proceeds of the Offering to accomplish these refinancings and pay downs.
We intend to actively monitor and manage our available liquidity to ensure the long-term viability of the Company.
Commitments
The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the 15 buildings in the portfolio is capped individually pursuant to each loan agreement. At December 31, 2012, we had approximately $1,079 deposited in this escrow, and we expect to fund $855 during 2013. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At December 31, 2012, our capital account escrow account balance was $87. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, on a monthly basis, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated real estate taxes and insurance premium. At December 31, 2012, our real estate tax and insurance escrow balance was $919. We expect to fund the loan escrows from property operations.
The mortgage loan extension signed on August 31, 2011, collateralized by Monument IV at Worldgate, requires us to reserve all rental payments received from any tenant of the building to be used for leasing costs and real estate taxes. As of December 31, 2012, cash totaling $8,633 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to us if no default has occurred and remains outstanding and the space has been leased.
The debt associated with six of our student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of December 31, 2012, we had approximately $323 deposited into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.
As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to provide notice to us of its desire to expand at any time prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of December 31, 2012, we had not received an expansion notice from the tenant.

Off Balance Sheet Arrangements
Letters of credit are issued in most cases as additional collateral for mortgage debt on properties we own. At December 31, 2012 and 2011, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.
Distributions to Stockholders
To remain qualified as a REIT for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of ordinary taxable income to stockholders.
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
We are subject to market risk associated with changes in interest rates in terms of the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2012, we had consolidated debt of $491,206, which included $12,000 of variable-rate debt. Including the $1,779 net premium on the assumption of debt, we have consolidated debt of $492,985 at December 31, 2012. None of the variable-rate debt was subject to interest rate swap or cap agreements. A 25 basis point movement in the interest rate on the $12,000 of variable-rate debt would have resulted in an approximately $30 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
As of December 31, 2011, we had consolidated debt of $584,245, none of which was variable-rate debt. Including the $1,750 net discount on the assumption of debt, we have consolidated debt of $582,495 at December 31, 2011.
Our Unconsolidated Property is financed with fixed-rate debt; therefore we are not subject to interest rate exposure at this property, except to the extent changes in interest rates impact the fair value of our fixed-rate financing as discussed below.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2012, the fair value of our mortgage notes payable was estimated to be approximately $17,136 higher than the carrying value of $491,206. If treasury rates were 25 basis points higher at December 31, 2012, the fair value of our mortgage notes payable would have been approximately $13,755 higher than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the year ended December 31, 2012, we recognized a foreign currency translation gain of $220 and for the year ended December 31, 2011, we recognized a foreign currency translation loss of $140. At December 31, 2012, a 10% unfavorable exchange rate movement would have caused our $220 foreign currency translation gain to be decreased by $948 resulting in a foreign currency translation loss of approximately $728.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2012, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which appears on page F-2 and is incorporated herein by reference, was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent deferral of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

Item 9B.	Other Information.
None.

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2013 Proxy Statement") relating to our 2013 annual meeting of stockholders (our “2013 Annual Meeting”) that we intend to file with the SEC no later than April 30, 2013.

On March 5, 2013, our board of directors determined to hold the 2013 Annual Meeting on May 7, 2013. Because the date of the 2013 Annual Meeting is more than 30 days prior to the anniversary of the 2012 annual meeting of stockholders, qualified stockholder proposals or qualified stockholder nominations to be included in the 2013 Proxy Statement for the 2013 Annual Meeting in accordance with Exchange Act Rule 14a-8 and our bylaws must be received on or before March 18, 2013.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2013 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2013 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2013 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements: See “Index to Financial Statements” at page F-1 below.

(2)	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2012” at page F-30 below.

(3)	The Index of Exhibits below is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 7, 2013		C. Allan Swaringen President, Chief Executive Officer

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

Signature	Title	Date

/S/ LYNN C. THURBER	Chairman of the Board of Directors, Director	March 7, 2013

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer (Principal Executive Officer)	March 7, 2013

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2013

/S/ VIRGINIA G. BREEN	Director	March 7, 2013

/S/ JONATHAN B. BULKELEY	Director	March 7, 2013

/S/ JACQUES N. GORDON	Director	March 7, 2013

/S/ THOMAS F. MCDEVITT	Director	March 7, 2013

/S/ PETER H. SCHAFF	Director	March 7, 2013

/S/ WILLIAM E. SULLIVAN	Director	March 7, 2013

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

4.1
Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (SEC File No. 333-177963) filed on September 28, 2012).

4.2
Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (SEC File No. 333-177963) filed on September 28, 2012).

10.1
First Amended and Restated Advisory Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

10.2	Jones Lang LaSalle Income Property Trust, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

10.3	Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

10.4
License Agreement by and between Jones Lang LaSalle Income Property Trust, Inc. and Jones Lang LaSalle IP, Inc. dated as of November 14, 2011 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11, Commission File No. 333-177963, filed with the SEC on November 14, 2011).

10.5
Subscription Agreement by and among Jones Lang LaSalle Income Property Trust, Inc. and LIC II Solstice Holdings, LLC, dated as of August 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2012).

16.1	Letter from PricewaterhouseCoopers LLP to the SEC dated March 15, 2012 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed with the SEC on March 16, 2012).

21.1	Subsidiaries of the Registrant.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

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
As of December 31, 2012, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”.
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

/S/ C. ALLAN SWARINGEN
C. Allan Swaringen President and Chief Executive Officer

/S/ GREGORY A. FALK
Gregory A. Falk Chief Financial Officer
March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Jones Lang LaSalle Income Property Trust, Inc.:
We have audited the accompanying consolidated balance sheet of Jones Lang LaSalle Income Property Trust, Inc. (the Company) and subsidiaries as of December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the 2012 financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The accompanying consolidated financial statements of Jones Lang LaSalle Income Property Trust, Inc. and subsidiaries as of December 31, 2011 and for each of two years in the period ended December 31, 2011, before the effects of the adjustments to retrospectively (i) reflect the discontinued operations described in note 3B, (ii) reflect the stock split described in note 6, and (iii) reflect the change in the composition of reportable segments described in note 10, were audited by other auditors whose report thereon dated March 8, 2012, except with respect to their opinion on the consolidated financial statements in so far as it relates to the effects of discontinued operations discussed in note 3A, as to which the date is June 26, 2012, expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2012 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Income Property Trust, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited the retrospective adjustments for discontinued operations described in note 3B, the retrospective adjustments for shares and earnings per share described in note 6 under “Stock Dividend,” and the retrospective adjustments for reportable segments described in note 10, which were applied to the 2011 and 2010 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2011 and 2010 consolidated financial statements of the Company other than with respect to the aforementioned adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2011 and 2010 consolidated financial statements taken as a whole.
/s/ KPMG LLP
Chicago, Illinois
March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jones Lang LaSalle Income Property Trust, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of two years in the period ended December 31, 2011, before the effects of the adjustments to retrospectively (i) reflect the discontinued operations described in Note 3B, (ii) reflect the stock split described in Note 6, and (iii) reflect the change in the composition of reportable segments described in Note 10, present fairly, in all material respects, the financial position of Jones Lang LaSalle Income Property Trust, Inc. and its subsidiaries (the “Company”) at December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America (the 2011 financial statements before the effects of the adjustments discussed in Notes 3B, 6, and 10 are not presented herein). In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) for the year ended December 31, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively (i) reflect the discontinued operations described in Note 3B, (ii) reflect the stock split described in Note 6, nor (iii) reflect the change in composition of reportable segments described in Note 10 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 8, 2012, except with respect to our opinion on the consolidated financial statements in so far as it relates to the effects of discontinued operations discussed in Note 3A, as to which the date is June 26, 2012

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2012	2011
ASSETS
Investments in real estate:
Land (including from VIEs of $32,593 and $32,593, respectively)	$126,555	$107,171
Buildings and equipment (including from VIEs of $232,423 and $230,931, respectively)	669,901	691,457
Less accumulated depreciation (including from VIEs of $(28,027) and $(22,143) respectively)	(82,428)	(83,137)
Net property and equipment	714,028	715,491
Investments in unconsolidated real estate affiliates	19,988	26,184
Net investments in real estate	734,016	741,675
Cash and cash equivalents (including from VIEs of $2,500 and $2,462, respectively)	36,986	28,033
Restricted cash (including from VIEs of $3,051 and $2,936, respectively)	15,880	18,367
Tenant accounts receivable, net (including from VIEs of $1,203 and $1,025, respectively)	1,825	2,301
Deferred expenses, net (including from VIEs of $783 and $952, respectively)	6,208	4,875
Acquired intangible assets, net (including from VIEs of $4,548 and $5,058, respectively)	41,125	33,909
Deferred rent receivable, net (including from VIEs of $1,074 and $1,013, respectively)	4,575	4,772
Prepaid expenses and other assets (including from VIEs of $364 and $345, respectively)	1,419	1,118
TOTAL ASSETS	$842,034	$835,050
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $187,234 and $189,695, respectively)	$492,985	$582,495
Accounts payable and other accrued expenses (including from VIEs of $2,953 and $2,709, respectively)	15,615	9,214
Distributions payable	2,975	—
Accrued interest (including from VIEs of $909 and $921, respectively)	2,033	4,265
Accrued real estate taxes (including from VIEs of $638 and $574, respectively)	937	1,132
Advisor fees payable	324	648
Acquired intangible liabilities, net	10,080	6,217
TOTAL LIABILITIES	524,949	603,971
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 200,000,000 shares authorized; 26,444,843 and 23,995,352 Class E shares issued and outstanding at December 31, 2012 and 2011, respectively	264	41
Common stock: $0.01 par value; 400,000,000 shares authorized; 3,612,169 Class A shares issued and outstanding at December 31, 2012	36	—
Common stock: $0.01 par value; 400,000,000 shares authorized; 104,282 Class M shares issued and outstanding at December 31, 2012	1	—
Additional paid-in capital	512,383	453,861
Accumulated other comprehensive income	542	322
Distributions to stockholders	(90,691)	(80,636)
Accumulated deficit	(115,851)	(153,327)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	306,684	220,261
Noncontrolling interests	10,401	10,818
Total equity	317,085	231,079
TOTAL LIABILITIES AND EQUITY	$842,034	$835,050
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
$ in thousands, except per share amounts

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues:
Minimum rents	$63,684	$67,758	$65,870
Tenant recoveries and other rental income	13,517	14,158	14,163
Total revenues	77,201	81,916	80,033
Operating expenses:
Real estate taxes	8,452	8,720	8,365
Property operating	23,822	21,862	21,532
Provision for doubtful accounts	525	161	880
Advisor fees	2,739	2,806	3,264
Company level expenses	2,275	2,091	1,822
General and administrative	1,045	481	846
Recovery of impairment of real estate, net	—	—	(1,644)
Depreciation and amortization	20,605	20,871	22,953
Total operating expenses	59,463	56,992	58,018
Operating income	17,738	24,924	22,015
Other income and (expenses):
Interest expense	(26,521)	(26,719)	(27,673)
Loss on extinguishment of debt	(86)	—	—
Equity in loss of unconsolidated affiliates	(176)	(1,493)	(2,373)
Gain on consolidation of real estate affiliate	34,852	—	—
Total other income and (expenses)	8,069	(28,212)	(30,046)
Income (loss) from continuing operations	25,807	(3,288)	(8,031)
Discontinued operations:
Loss from discontinued operations	(3,048)	(16,350)	(29,521)
(Loss) gain on sale of discontinued operations	(117)	—	822
Gain on transfer of property and extinguishment of debt	14,693	—	—
Total income (loss) from discontinued operations	11,528	(16,350)	(28,699)
Net income (loss)	37,335	(19,638)	(36,730)
Plus: Net loss attributable to the noncontrolling interests	141	250	1,090
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	37,476	(19,388)	(35,640)
Net income (loss) from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$1.01	$(0.13)	$(0.29)
Total income (loss) from discontinued operations per share-basic and diluted	$0.45	$(0.68)	$(1.20)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$1.46	$(0.81)	$(1.49)
Weighted average common stock outstanding-basic and diluted	25,651,220	23,938,406	23,928,784
Other comprehensive income (loss):
Foreign currency translation adjustment	220	(140)	501
Total other comprehensive income (loss)	220	(140)	501
Net comprehensive income (loss)	$37,696	$(19,528)	$(35,139)
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.

CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock Class E		Common Stock Class A		Common Stock Class M		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2010	23,928,784	$41	—	$—	—	$—	$453,244	$(39)	$(78,361)	$(98,299)	$12,580	$289,166
Net loss	—	—	—	—	—	—	—	—	—	(35,640)	(1,090)	(36,730)
Other comprehensive income	—	—	—	—	—	—	—	501	—	—	—	501
Cash contributed from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	529	529
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(757)	(757)
Balance, December 31, 2010	23,928,784	$41	—	$—	—	$—	$453,244	$462	$(78,361)	$(133,939)	$11,262	$252,709
Issuance of common stock	66,568	—	—	—	—	—	617	—	—	—	—	617
Net loss	—	—					—	—	—	(19,388)	(250)	(19,638)
Other comprehensive loss	—	—	—	—	—	—	—	(140)	—	—	—	(140)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	756	756
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(950)	(950)
Distributions declared ($0.09506 per share)	—	—	—	—	—	—	—	—	(2,275)	—	—	(2,275)
Balance, December 31, 2011	23,995,352	$41	—	$—	—	$—	$453,861	$322	$(80,636)	$(153,327)	$10,818	$231,079
Issuance of common stock	5,202,625	9	3,612,169	36	100,282	1	88,800	—	—	—	—	88,846
Repurchase of shares	(2,753,134)	(5)					(26,880)					(26,885)
Offering costs	—	—	—	—	—	—	(3,219)					(3,219)
Stock based compensation	—	—		—	4,000	—	40					40
Stock dividend	—	219	—	—	—	—	(219)					—
Net income (loss)	—	—	—	—	—		—	—	—	37,476	(141)	37,335
Other comprehensive income	—	—	—	—	—		—	220	—	—	—	220
Cash contributed from noncontrolling interests	—	—	—	—	—		—	—	—	—	458	458
Cash distributed to noncontrolling interests	—	—	—	—	—		—	—	—	—	(734)	(734)
Cash distributions declared ($0.38517) per share	—	—	—	—	—	—	—	—	(10,055)	—	—	(10,055)
Balance, December 31, 2012	26,444,843	$264	3,612,169	$36	104,282	$1	$512,383	$542	$(90,691)	$(115,851)	$10,401	$317,085
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,335	$(19,638)	$(36,730)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation (including discontinued operations)	15,984	17,234	19,429
Amortization of in-place lease intangible assets (including discontinued operations)	4,903	7,474	8,856
Amortization of net above-and below-market in-place leases (including discontinued operations)	(882)	(2,396)	(1,783)
Amortization of financing fees (including discontinued operations)	1,023	765	848
Amortization of debt premium and discount (including discontinued operations)	(339)	(214)	(214)
Amortization of lease commissions (including discontinued operations)	842	672	727
Loss (gain) on sale of discontinued operations	117	—	(822)
Gain on disposal of fixed assets	—	(124)	—
Gain on consolidation of real estate affiliate	(34,852)	—	—
Gain on transfer of property and extinguishment of debt (including discontinued operations)	(14,607)	—	242
Provision for doubtful accounts	557	452	889
Straight line rent	(499)	(112)	368
Impairment of real estate (including discontinued operations)	913	14,934	25,639
Equity in loss of unconsolidated affiliates	176	1,493	2,373
Net changes in assets and liabilities:
Tenant accounts receivable	(346)	(346)	333
Prepaid expenses and other assets	(194)	(302)	249
Advisor fees payable	(323)	(130)	(628)
Accounts payable and other accrued expenses	3,996	(431)	(736)
Net cash provided by operating activities	13,804	19,331	19,040
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(8,831)	—	—
Proceeds from sales of real estate investments	5,120	—	53,382
Proceeds from disposal of fixed assets	—	344	—
Capital improvements and lease commissions	(9,190)	(6,382)	(3,612)
Distributions received from unconsolidated affiliates in excess of income	—	—	999
Loan escrows	(4,057)	(6,618)	(6,176)
Effect of change in accounting principle to beginning cash	—	—	(1,913)
Net cash (used in) provided by investing activities	(16,958)	(12,656)	42,680
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	88,092	200	—
Offering costs	(460)	—	—
Repurchase of shares	(26,885)	—	—
Distributions to stockholders	(6,286)	(1,858)	—
Distributions paid to noncontrolling interests	(734)	(950)	(757)
Contributions received from noncontrolling interests	458	756	529
Debt issuance costs	—	(617)	(205)
Principal payments on mortgage notes and other debt payable	(42,090)	(9,633)	(72,115)
Net cash provided by (used in) financing activities	12,095	(12,102)	(72,548)
Net increase (decrease) in cash and cash equivalents	8,941	(5,427)	(10,828)
Effect of exchange rates	12	29	1
Cash and cash equivalents at the beginning of the year	28,033	33,431	44,258
Cash and cash equivalents at the end of the year	$36,986	$28,033	$33,431
Supplemental disclosure of cash flow information:
Interest paid	$27,054	$31,981	$35,681

Non-cash activities:
Write-offs of receivables	$718	$540	$780
Write-offs of retired assets	7,071	16,055	1,594
Change in liability for capital expenditures	(2,894)	31	172
Stock issued through dividend reinvestment plan	794	417	—
Stock based compensation	40	—	—
Accrued offering costs	2,759	—	—
Assumption of mortgage loan	54,130	—	—
Distribution payable	2,975	—	—
Transfers of property in extinguishment of debt settlement	101,800	—	—
Seller provided financing	12,000	—	—
Consolidation of 111 Sutter Street net assets in excess of cash paid	52,845	—	—

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$ in thousands, except per share amounts
NOTE 1—ORGANIZATION
General
Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Company” refer to Jones Lang LaSalle Income Property Trust, Inc. The terms “Advisor” and “LaSalle” refer to LaSalle Investment Management, Inc.

Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valuation perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of office, retail, industrial and apartment properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and securities. We were originally incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2012, we owned (i) interests in a total of 32 consolidated properties located in nine states and one in Canada and (ii) an interest in one unconsolidated property located in the United States.

From our inception to October 1, 2012, we raised proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-11 (Commission File No. 333-177963) (the "Registration Statement") with respect to our continuous public Offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Offering"). In order to facilitate the Offering, on September 27, 2012, with the approval of our stockholders, we amended and restated our charter to, among other things, (i) designate our outstanding common stock as Class E common stock, (ii) create two new classes of Class A and Class M common stock and (iii) make certain additional changes requested by state securities administrators. We also amended and restated our bylaws on September 27, 2012 in connection with the Registration Statement being declared effective by the SEC. Additionally, on October 1, 2012, we effected a stock dividend for all Class E shares at a ratio of 4.786-to-1 in order to achieve a Net Asset Value ("NAV") per share for each of the Class A, Class M and Class E shares of $10.00 as of the date we commenced the Offering. Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("Jones Lang LaSalle" or our "Sponsor"), have invested an aggregate of $60,200 through purchases of shares of our Class E common stock. As of December 31, 2012, 26,444,843 shares of Class E common stock, 3,612,169, shares of Class A common stock, and 104,282 shares of Class M common stock were outstanding and held by a total of 1,949 stockholders.
Prior to November 14, 2011, the Company (previously named Excelsior LaSalle Property Fund, Inc.) was managed by Bank of America Capital Advisors LLC (the “Former Manager”), a registered investment adviser with the SEC, that had the day-to-day responsibility for our management and administration pursuant to a management agreement between the Company and the Former Manager (the “Management Agreement”). On November 14, 2011, the Former Manager assigned its right, duties and obligations as manager of the Company under the Management Agreement to LaSalle and since that date, the Former Manager has had no responsibility for the management of the Company.
LaSalle acts as our advisor pursuant to the amended and restated advisory agreement between the Company and LaSalle, which became effective on October 1, 2012 (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle, a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are managed by our Advisor. We have certain executive officers, but they are employees of and compensated by our Advisor.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-K and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities and the unconsolidated investments in real estate affiliates accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of variable interest entities in which we own less than a 100% interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of variable interest entities' ("VIE") assets and liabilities that are consolidated. Our VIEs include The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, The Lodge of Athens, Campus Lodge Columbia, The Edge at Lafayette, and Campus Lodge Tampa as we maintain control over significant decisions, which began at the time of acquisition of the properties. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and non-controlling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2012, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above.
Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. When we intend on selling properties and have the necessary approvals and marketing in place, the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. We recorded net impairment charges on consolidated real estate properties for years ended December 31, 2012, 2011 and 2010 totaling $913, $14,934 and $25,639, respectively, including amounts reflected in discontinued operations.
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
We evaluate the carrying value of its investments in unconsolidated joint ventures in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. We concluded that we did not have any “other than temporary” impairments in our investments in unconsolidated real estate affiliates in 2012 , 2011 or 2010.
Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $403 and $101 for the years ended December 31, 2012 and 2011, respectively, and a net decrease to rent revenue $751 for the year ended December 31, 2010. Also included, as an increase to rent revenue, for the years ended December 31, 2012, 2011 and 2010, are $882, $2,396 and $1,783, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At December 31, 2012 and 2011, our allowance for doubtful accounts was $570 and $731, respectively.
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
Deferred Expenses
Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2012 and 2011 was $4,013 and $4,022, respectively.
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
Acquisitions
We use estimates of future cash flows and other valuation techniques to allocate the fair value of acquired property among land, building and other identifiable asset and liability intangibles. Acquisition related costs are expensed as incurred. We record land and building values using an as-if-vacant methodology. We record above- and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease plus any below-market lease extension option periods. We amortize the capitalized above-market lease values as a reduction of minimum rents over the remaining non-cancelable terms of the respective leases. We amortize the capitalized below-market lease values as an increase to minimum rents over the term of the respective leases plus any below-market lease extension option terms. Should a tenant terminate its lease prior to the contractual expiration, the unamortized portion of the above-market and below-market in-place lease value is immediately charged to minimum rents.
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
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2012, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the remaining initial terms of the respective leases, which generally range from one to 29 years.
Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $26,515 and $34,100 at December 31, 2012 and 2011, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $5,465 and $5,685 at December 31, 2012 and 2011, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2012 is as follows:

	Acquired in-place leases	Acquired above-market leases	Below- market ground leases	Acquired below-market leases
2013	$8,047	$451	$146	$(2,605)
2014	7,491	357	146	(2,083)
2015	7,242	287	146	(1,611)
2016	2,999	145	146	(1,366)
2017	1,573	76	146	(730)
Thereafter	2,853	25	8,849	(1,685)
	$30,205	$1,341	$9,579	$(10,080)
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

Earnings and profits, which determine the tax ability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for federal income tax reporting purposes in computing, among other things, estimated useful lives, depreciable basis of properties and permanent and timing differences on the inclusion or deductibility of elements of income and expense for such purposes.
Business Segments
As a result of the Offering, which commenced on October 1, 2012, we expect that we will raise significant capital, acquire new real estate investments and further diversify our portfolio. We have revised our internal operations reporting to align along our four primary property types we are targeting for investments. Going forward we will have four operating segments: office properties, retail properties, industrial properties and apartment properties.
At December 31, 2012 and 2011, we held one investment outside the United States. For the years ended December 31, 2012, 2011 and 2010, total revenues of this foreign investment were $3,874, $4,462 and $4,274, respectively. For the years ended December 31, 2012, 2011 and 2010, total revenues of U.S. domiciled investments were $78,407, $92,889 and $93,068, respectively. At December 31, 2012 and 2011, total assets of our foreign investment were $40,917 and $39,663, respectively. The change in total assets from December 31, 2011 to December 31, 2012 at our foreign investment was mainly a result of tenant improvements and lease commissions incurred as well as the change in foreign currency rate on those dates. At December 31, 2012 and 2011, total assets of U.S domiciled investments were $801,117 and $795,247, respectively.
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

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. Market information as available or present value techniques have been utilized to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using level two inputs was approximately $17,136 higher and $2,224 lower than the aggregate carrying amounts at December 31, 2012 and 2011, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the retail, office, industrial and apartment property sectors is to invest capital in a diversified portfolio of real estate. The consolidated properties held by us as of December 31, 2012 were as follows:

Property	Sector	Square Feet (Unaudited)	Location	Ownership %	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	100%	8/27/2004	$59,608
111 Sutter Street (1)	Office	286,000	San Francisco, CA	100%	3/29/2005	100,779
105 Kendall Park Lane	Industrial	409,000	Atlanta, GA	100%	6/30/2005	18,781
Dignity Health Office Portfolio (2)	Office	755,000	CA and AZ	100%	12/21/2005	136,761
Stirling Slidell Shopping Centre	Retail	139,000	Slidell, LA	100%	12/14/2006	23,367
4001 North Norfleet Road	Industrial	702,000	Kansas City, MO	100%	2/27/2007	37,579
Station Nine Apartments	Apartment	312,000	Durham, NC	100%	4/16/2007	56,417
4 Research Park Drive	Office	60,000	St. Charles, MO	100%	6/13/2007	11,330
36 Research Park Drive	Office	81,000	St. Charles, MO	100%	6/13/2007	17,232
The District at Howell Mill	Retail	306,000	Atlanta, GA	87.85%	6/15/2007	78,661
Canyon Plaza	Office	199,000	San Diego, CA	100%	6/26/2007	54,973
Railway Street Corporate Centre	Office	137,000	Calgary, Canada	100%	8/30/2007	42,614
Cabana Beach San Marcos (3)	Apartment	278,000	San Marcos, TX	78%	11/21/2007	29,375
Cabana Beach Gainesville (3)	Apartment	545,000	Gainesville, FL	78%	11/21/2007	74,277
Campus Lodge Athens (3)	Apartment	229,000	Athens, GA	78%	11/21/2007	20,980
Campus Lodge Columbia (3)	Apartment	256,000	Columbia, MO	78%	11/21/2007	24,852
The Edge at Lafayette (3)	Apartment	207,000	Lafayette, LA	78%	1/15/2008	26,870
Campus Lodge Tampa (3)	Apartment	431,000	Tampa, FL	78%	2/29/2008	46,787

(1)	On March 29, 2005, we acquired an 80% interest in the property. On December 4, 2012, we acquired the remaining 20% interest.

(2)
Consists of a portfolio of leasehold interests in 15 medical office buildings located throughout Southern California and the greater Phoenix metropolitan area. The buildings are all subject to ground leases expiring in 2078.

(3)	The other owner, owning a 22% interest, is an investment fund advised by our Advisor and in which the parent company of our Advisor owns a noncontrolling interest.
On December 4, 2012, we acquired the remaining 20% interest in 111 Sutter Street, a 286,000 square foot, multi-tenant office building in San Francisco, California. We had previously owned a majority, but non-controlling, interest in 111 Sutter Street from March 29, 2005 through December 4, 2012. The purchase price for the remaining interest was $22,000. The seller financed $12,000 of the purchase price in the form of a note payable due September 30, 2013. We funded the balance of the acquisition using cash on hand. 111 Sutter Street was previously accounted for as an investment in an unconsolidated real estate affiliate as all decisions required unanimous approval. Effective December 5, 2012, we have consolidated the balance sheet and operations of 111 Sutter Street, which includes the existing $54,130 mortgage loan at an interest rate of 5.58%, maturing in July 2015. As a result of the consolidation, we recorded a gain on consolidation of real estate affiliate of $34,852 within our Consolidated Statements of Operations and Comprehensive Income (Loss).
Fair value for our investment in 111 Sutter Street was determined through the use of an income approach and was measured using Level 3 inputs. The income approach estimates an income stream for the property and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Rent growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The terminal cap rate and discount rate are significant inputs to this valuation. The fair value measurements determined during the year included rent growth assumptions ranging between 3% and 7%, terminal cap rate of 6.25% and discount rate of 7.75%. Changes in these inputs could result in a significant change in the valuation of our original joint venture investment and a change in the gain on consolidation of real estate affiliate during the period. We allocated the purchase price of our 2012 acquisition in accordance with authoritative guidance as follows:

111 Sutter Street
Land	$39,919
Building	72,712
In-place lease value (acquired intangible assets)	12,772
Above-market leases value (acquired intangible assets)	729
Below-market leases value (acquired intangible liabilities)	(5,289)
In-place debt premium (mortgage notes payable)	(3,868)
Assumption of mortgage note payable	(54,130)
$62,845
Amortization period for intangible assets and liabilities	3 years, 1 month
Amortization period for debt premium	2 years, 7 months
Unaudited Proforma Information
If the acquisition had occurred on January 1, 2011, the Company's consolidated revenues and net loss for the year ended December 31, 2012 would have been $86,471 and $1,591, respectively, and the Company's consolidated revenues and net income for the year ended December 31, 2011 would have been $89,229 and $10,203, respectively.
Impairment of Investments in Real Estate
 In accordance with authoritative guidance for impairment of long-lived assets we recorded the following impairments of investments in real estate during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Continuing Operations
105 Kendall Park Lane	$—	$—	$(1,718)
4001 North Norfleet Road	—	—	74
Net recovery of impairment of real estate classified as continuing operations	$—	$—	$(1,644)
Discontinued Operations
Havertys Furniture	$—	$—	$(2,148)
25850 S. Ridgeland	—	—	586
Metropolitan Park North	—	—	28,781
Georgia Door Sales Distribution Center	913	—	64
Marketplace at Northglenn	—	14,934	—
Net provision for impairment of real estate classified as discontinued operations	$913	$14,934	$27,283
The valuation of these assets is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization and discount rates. We review each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions included the capitalization rate used in the income capitalization valuation and projected property net operating income and net cash flows. Additionally, the valuation considered bid and ask prices for similar properties. We have determined that the significant inputs used to value the impaired assets fall within Level 3, see below.
For the year ended December 31, 2010
At March 31, 2010, we reevaluated the assets previously impaired in December 2009 for further impairment and determined that 25850 S. Ridgeland, Georgia Door Sales Distribution Center and 4001 North Norfleet Road were further impaired. As such, we recognized additional impairment charges. The impairment stemmed from continuing deterioration of real estate market fundamentals. Upon our reevaluation of 105 Kendall Park Lane and Havertys Furniture, we determined that the fair values less costs to sell increased since our initial evaluation. As such, we recorded a recovery of previously recorded impairment.
On April 15, 2010, we removed Georgia Door Sales Distribution Center, 105 Kendall Park Lane and 4001 North Norfleet Road from held for sale and placed them into held for use status at their fair value on that date (which was less than reinstating these investments at cost less depreciation catch up). Upon recording the properties at the fair value on April 15, 2010, we recorded a recovery of previously recorded provision for impairment.
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
For the year ended December 31, 2012
On March 16, 2012, Georgia Door Sales Distribution Center, a 254,000 square foot industrial property located in Austell, Georgia, was classified as held for sale and evaluated for impairment as of that date. We determined the carrying value of the investment exceeded the fair value less cost to sell. As such, we recognized impairment charges of approximately $913.
Note 3A -Discontinued Operations
On March 23, 2012, we relinquished our ownership of Metropolitan Park North, a 187,000 square foot office building located in Seattle, Washington, through a deed in lieu of foreclosure with the lender.
On March 16, 2012, Georgia Door Sales Distribution Center, a 254,000 square foot industrial property located in Austell, Georgia, was classified as held for sale.
On April 15, 2010, we sold Havertys Furniture, an 808,000 square foot industrial property located in Braselton, Georgia for $35,000 resulting in a gain of $113. On the same day, we also sold 25850 S. Ridgeland, a 719,000 square foot industrial property located in Monee, Illinois, for $19,060 resulting in a gain of $709. The results of operations and gain on sale of the properties are reported as discontinued operations for all periods presented.
The following table summarizes income (loss) from discontinued operations for those properties described in Note 3A for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Total revenue	$7,848	$9,785
Real estate taxes	(624)	(1,065)
Property operating	(1,222)	(1,343)
Provision for doubtful accounts	(19)	—
General and administrative	(137)	(156)
Net provision for impairment	—	(27,283)
Depreciation and amortization	(1,917)	(3,163)
Loss on extinguishment of debt	—	(711)
Interest expense	(3,392)	(4,286)
Loss from discontinued operations	$537	$(28,222)

Note 3B -Discontinued Operations
On March 16, 2012, in accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of Georgia Door Sales Distribution Center exceeded the fair value less cost to sell. As such, we recognized impairment charges of approximately $913 . On April 20, 2012, we sold the property for $5,150 resulting in a loss of $117. The results of operations and loss on sale of the property are reported as discontinued operations for all periods presented.
On March 23, 2012, upon our relinquishment of Metropolitan Park North, we were relieved of approximately $56,513 of mortgage obligations plus accrued default interest associated with the mortgage loan. A non-cash accounting gain of $6,018 was recognized on the transfer of property representing the difference between the fair value and the net book value of the property as of the date of transfer. Upon extinguishment of the mortgage debt obligation, a $5,773 non-cash accounting gain was recognized representing the difference between the book value of the debt, interest payable and other obligations extinguished over the fair value of the property and other assets transferred as of the transfer date. The results of operations and gain on transfer of the property are reported as discontinued operations for all periods presented.
On July 11, 2012, we relinquished our ownership of Marketplace at Northglenn, a 439,000 square foot retail center located in Northglenn, Colorado, via a foreclosure proceeding. The Company has been relieved of approximately $66,480 of mortgage obligations plus accrued default interest associated with the mortgage loan. A non-cash accounting loss of $6 was recognized on the transfer of property representing the differences between fair value and the net book value of the property as of the date of the transfer. Upon extinguishment of the mortgage debt obligation, a $2,908 non-cash accounting gain was recognized representing the difference between the book value of the debt, interest payable and other obligations extinguished over the fair value of the property and other assets transferred as of the transfer date. The results of operations and gain on transfer of the property are reported as discontinued operations for all periods presented.
The following table summarizes the loss from discontinued operations for Marketplace at Northglenn for the years ended December 31, 2012, 2011, and 2010 as well as the loss from discontinued operations of Metropolitan Park North and Georgia Door Sales Distribution Center for the year ended December 31, 2012:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Total revenue	$5,080	$7,587	$7,523
Real estate taxes	(813)	(1,231)	(1,116)
Property operating	(699)	(1,248)	(1,221)
Provision for doubtful accounts	(31)	(272)	(9)
General and administrative	(106)	(69)	(36)
Net provision for impairment	(913)	(14,934)	—
Depreciation and amortization	(1,125)	(2,592)	(2,896)
Interest expense	(4,441)	(4,128)	(3,544)
Loss from discontinued operations	$(3,048)	$(16,887)	$(1,299)

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES
Legacy Village
On August 25, 2004, we acquired a 46.5% membership interest in Legacy Village Investors, LLC which owns Legacy Village, a 595,000 square-foot lifestyle center in Lyndhurst, Ohio, built in 2003. The aggregate consideration for our 46.5% ownership interest was approximately $35,000.
111 Sutter Street
On March 29, 2005, we acquired an 80% membership interest in CEP Investors XII LLC, which owns 111 Sutter Street in San Francisco, California, a 286,000 square-foot, multi-tenant office building built in 1926 and renovated in 2001. The aggregate consideration paid for the 80% membership interest was approximately $24,646. On December 4, 2012 we acquired the remaining 20% membership interest and consolidated the property as of the purchase date.

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
SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES
The following is summarized financial information for our unconsolidated real estate affiliates:
SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2012	December 31, 2011
Total assets	$104,882	$171,652
Total liabilities	91,176	152,155
Members’ equity	13,706	19,497
Total liabilities and members' equity	$104,882	$171,652
COMPANY INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

	December 31, 2012	December 31, 2011
Members’ equity	$13,706	$19,497
Less: other members’ equity	(8,442)	(8,275)
Basis differential in investment in unconsolidated real estate affiliates, net (1)	14,724	14,962
Investments in unconsolidated real estate affiliates	$19,988	$26,184

(1)
The basis differential in investment in the equity of the unconsolidated real estate affiliates is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus our own acquisition costs for Legacy Village. We amortize the basis differential over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land is not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Total revenues	$25,379	$25,229	$30,875
Total operating expenses	17,483	18,450	23,382
Operating income	7,896	6,779	7,493
Total other expenses	(7,827)	(8,298)	(9,872)
Net income (loss)	$69	$(1,519)	$(2,379)

COMPANY EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net income (loss) of unconsolidated real estate affiliates	$69	$(1,519)	$(2,379)
Other members’ share of net loss	(272)	(45)	663
Adjustments and other expenses	37	74	(228)
Other expense from unconsolidated real estate affiliates	(10)	(3)	(1)
Loss on assignment of 18922 Forge Drive	—	—	(428)
Company equity in loss of unconsolidated real estate affiliates	$(176)	$(1,493)	$(2,373)

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Property	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2012	December 31, 2011
Metropolitan Park North	March 23, 2012	Fixed	5.73%	$—	$56,513
105 Kendall Park Lane	July 2, 2012	Fixed	4.92%	—	12,371
Marketplace at Northglenn	July 11, 2012	Fixed	10.50%	—	61,269
4001 North Norfleet Road	December 27, 2012	Fixed	5.60%	—	24,230
36 Research Park Drive	July 1, 2013	Fixed	5.60%	10,682	10,841
Monument IV at Worldgate	September 1, 2013	Fixed	5.29%	35,195	35,195
Dignity Health Office Portfolio	November 1, 2013	Fixed	5.75%	15,926	16,285
Dignity Health Office Portfolio	November 1, 2013	Fixed	5.75%	13,860	14,174
Dignity Health Office Portfolio	November 1, 2013	Fixed	5.75%	14,354	14,678
Dignity Health Office Portfolio	March 1, 2014	Fixed	5.79%	31,427	32,112
Stirling Slidell Shopping Centre	April 1, 2014	Fixed	5.15%	12,483	12,777
Cabana Beach Gainesville	December 1, 2014	Fixed	5.57%	47,163	47,843
Cabana Beach San Marcos	December 1, 2014	Fixed	5.57%	18,872	19,144
Campus Lodge Columbia	December 1, 2014	Fixed	5.57%	15,694	15,920
Campus Lodge Athens	December 1, 2014	Fixed	5.57%	13,180	13,369
The Edge at Lafayette	February 1, 2015	Fixed	5.57%	16,812	17,052
4 Research Park Drive	March 1, 2015	Fixed	6.05%	6,419	6,611
111 Sutter Street (1)	June 1, 2015	Fixed	5.58%	54,061	—
Campus Lodge Tampa	October 1, 2016	Fixed	5.95%	33,053	33,438
Station Nine Apartments	May 1, 2017	Fixed	5.50%	36,885	36,885
Canyon Plaza	June 1, 2017	Fixed	5.90%	29,001	29,453
The District at Howell Mill	June 1, 2017	Fixed	6.14%	9,931	10,000
Railway Street Corporate Centre (2)	September 1, 2017	Fixed	5.16%	29,614	29,085
The District at Howell Mill	March 1, 2027	Fixed	5.30%	34,594	35,000
TOTAL				$479,206	$584,245
Other debt payable (3)	September 30, 2013	Floating	4.75%	12,000	—
MORTGAGE NOTES AND OTHER DEBT PAYABLE				$491,206	$584,245
Net debt premium (discount) on assumed debt				1,779	(1,750)
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$492,985	$582,495

(1)	Loan assumed as part of acquisition of 111 Sutter Street on December 4, 2012.

(2)	This loan is denominated in Canadian dollars, but is reported in U.S. dollars at the exchange rate in effect on the balance sheet date.

(3)	The seller of 111 Sutter Street provided a short-term financing at closing at the prime rate (3.25% at December 31, 2012) plus 150 basis points.

We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows:

Property	Debt Premium / (Discount)	Effective Interest Rate
Dignity Health Office Portfolio	$263	5.41%
Stirling Slidell Shopping Centre	(44)	5.57%
4 Research Park Drive	(5)	6.17%
The District at Howell Mill	(2,755)	6.34%
Canyon Plaza	(114)	6.10%
Campus Lodge Tampa	691	5.95%
111 Sutter Street	3,743	2.66%
Net debt premium on assumed debt	$1,779
Aggregate principal payments of mortgage notes and other debt payable as of December 31, 2012 are as follows:

Year	Amount
2013	$107,735
2014	139,781
2015	76,858
2016	33,557
2017	101,529
Thereafter	31,746
Total	$491,206

Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $932,000 and $955,000 at December 31, 2012 and 2011, respectively, have been pledged as collateral. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash currently on hand, cash from future property operations and capital from the proceeds of the Offering.
Covenants
At December 31, 2012, we were in compliance with all debt covenants.
NOTE 6—COMMON STOCK

We have three classes of common stock outstanding as of December 31, 2012. Our previously existing undesignated common stock was designated as Class E common stock on September 27, 2012. The outstanding shares of Class E common stock will convert to Class M common stock on October 1, 2013. We will not issue any additional shares of Class E common stock. Class A and M common stock are currently being sold under our continuous public Offering. The fees payable to our dealer manager with respect to each share class, as a percentage of NAV, are as follows:

	Selling Commission	Dealer Manager Fee	Distribution Fee
Class A Shares	up to 3.5%	0.55%	0.50%
Class M Shares	None	0.55%	None
Class E Shares	None	None	None

The selling commission, dealer manager fee and distribution fee are offering costs and will be recorded as a reduction of capital in excess of par value.
Stock Issuances
The stock issuances for our three classes of shares for the years ending December 31, 2012 and 2011 were as follows:

	December 31, 2012		December 31, 2011
	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	3,612,169	$37,035	—	$—
Class M Shares	104,282	1,057	—	—
Class E Shares (1)	5,202,625	50,794	66,568	617
Total		$88,886		$617
(1) On August 8, 2012, we sold 5,120,355 shares of our undesignated common stock to an affiliate of our Advisor at our June 30, 2012 net asset value of approximately $9.76 per share. On November 14, 2011, we sold 21,588 shares of our undesignated common stock for $200 to an affiliate of our Advisor at our September 30, 2011 net asset value of approximately $9.26 per share. The undesignated shares of our common stock were designated as Class E shares on September 27, 2012.

Stock Dividend
On October 1, 2012, we declared a stock dividend with respect to all Class E shares at a ratio of 4.786-to-1. The effects of the stock dividend, which was effected as a stock split, have been applied retroactively to all share and per share amounts for all periods presented.

Tender Offer
Pursuant to our original share repurchase program, we provided limited liquidity to our stockholders by conducting tender offers to repurchase a specific dollar amount of outstanding shares of our common stock. Beginning on August 15, 2012 and expiring on September 13, 2012, we conducted a tender offer to repurchase up to $25,000 of outstanding shares at approximately $9.76 per share. Because the tender offer was oversubscribed, we accepted, on a pro rata basis and in accordance with the terms of the offer, $26,840, or approximately 33% of each stockholder's validity tendered shares. The original share repurchase program was canceled on October 1, 2012 and replaced by our new share repurchase plan.

Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs

September 2012	2,748,659	$9.76	2,748,659	$—

Share Repurchase Plan
On October 1, 2012, we adopted a new share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of Class A and Class M common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter with certain limitations based on the size of the capital raise. Class E shares are not eligible to participate in the share repurchase plan. For the year ended December 31, 2012, we did not repurchase any shares under the share repurchase plan.

Distribution Reinvestment Plan
From January 1, 2012 through September 30, 2012, we issued 82,270 shares of common stock for approximately $794 pursuant to our dividend reinvestment plan that was in effect prior to the commencement of our public Offering on October 1, 2012. For the year ended December 31, 2011, we issued 44,980 shares for approximately $417. On October 1, 2012, we terminated our existing dividend reinvestment plan and adopted a new distribution reinvestment plan whereby Class A and Class M shares may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share on the distribution date. Class E shares are not eligible to participate in distribution reinvestment plan. From October 1, 2012 through December 31, 2012, no shares were issued under the distribution reinvestment plan.
Tax Treatment of Distributions
For the years ended December 31, 2012 and 2011, we paid distributions to Class E stockholders of approximately $7,080 and $2,275, respectively. For income tax purposes, 100% of the distributions paid in 2012 and 2011 will qualify as a return of capital. The distribution declared on December 14, 2012 will be taxable in 2013 and is not reflected in the 2012 tax allocation.
The table below summarizes the income tax treatment of distributions paid during the years ended December 31, 2012 and 2011:

Record Date	Payment Date	Total Distribution per Share	Total Distribution Allocable to 2012	2012 Taxable Ordinary Dividends	2012 Qualified Dividends	2012 Total Capital Gain Distribution	Return of Capital (1)	2012 Unrecaptured Section 1250 Gain
3/30/2012	5/4/2012	$0.09506	$0.09506	$—	$—	$—	$0.09506	$—
6/29/2012	8/3/2012	0.09506	0.09506	—	—	—	0.09506	—
9/28/2012	11/2/2012	0.09506	0.09506	—	—	—	0.09506	—
Total		$0.28518	$0.28518	$—	$—	$—	$0.28518	$—

Record Date	Payment Date	Total Distribution per Share	Total Distribution Allocable to 2011	2011 Taxable Ordinary Dividends	2011 Qualified Dividends	2011 Total Capital Gain Distribution	Return of Capital (1)	2011 Unrecaptured Section 1250 Gain
9/30/2011	12/7/2011	$0.09506	$0.09506	$—	$—	$—	$0.09506	$—
Total		$0.09506	$0.09506	$—	$—	$—	$0.09506	$—

(1) Distributions represent a return of stockholder capital and are adjusted for the 4.786 to 1 stock dividend which occurred on October 1, 2012.

Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 25,651,220, 23,938,406 and 23,928,784 for the years ended December 31, 2012, 2011 and 2010, respectively. We have no dilutive or potentially dilutive securities. The computations of basic and diluted EPS were adjusted retroactively for all periods presented to reflect the stock dividend that occurred on October 1, 2012.

Organization and Offering Costs
Organization and offering expenses include, but are not limited to, legal, accounting and printing fees and expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through the Offering commencement date, October 1, 2012, following which time we commenced reimbursing LaSalle for organization and offering expenses incurred prior to the commencement date over 36 months. Following the Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering expenses incurred during the Offering period (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred. After the termination of the Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of our gross proceeds from the Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2012, LaSalle paid approximately $2,719 of organization and offering expenses on our behalf which we had not reimbursed. These costs were accrued and became payable by the Company on October 1, 2012, which is the date the SEC declared our registration statement effective. The amount of reimbursable organization and offering expenses from the period prior to October 1, 2012 may increase should our board of directors approve certain additional reimbursements to our Advisor.

NOTE 7—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties, including those listed as held for sale, based on operating leases in place at December 31, 2012 are as follows:

Year	Amount (1)
2013	$61,220
2014	40,268
2015	33,469
2016	28,565
2017	19,500
Thereafter	56,541
Total	$239,563

(1)	Amounts included related to Railway Street Corporate Centre have been converted from Canadian dollars to U.S. dollars using the appropriate exchange rate as of December 31, 2012.
Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the year ended December 31, 2012, 2011 and 2010, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the decrease in rents from 2013 future rents to 2014 is related to our apartment properties which usually have a one year lease life.

NOTE 8—RELATED PARTY TRANSACTIONS
Effective as of October 1, 2012, we entered into a First Amended and Restated Advisory Agreement with LaSalle, pursuant to which we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum.
Prior to October 1, 2012, under the terms of the Management and Advisory Agreements, we paid each of the Former Manager and Advisor an annual fixed fee equal to 0.75% of NAV, calculated quarterly. Effective January 1, 2010, the Former Manager's fixed fee was reduced from 0.75% of NAV to 0.10% of NAV. Beginning on November 14, 2011, when the Former Manager assigned the Management Agreement to the Advisor, we began paying the Former Manager's fixed fee to the Advisor. As a result, we began paying the Advisor total aggregate compensation of 0.85% of NAV for management and advisory services provided to the Company. Additionally, under the terms of the Management and Advisory Agreements, we paid the Former Manager and our Advisor an aggregate annual variable fee equal to 7.50% of the Variable Fee Base Amount, as defined in the Advisory Agreement, calculated quarterly. The Former Manager was allocated an increasing proportion of the variable fee to the extent the Company's NAV increased, up to a maximum of 1.87% of the 7.50% fee paid. Effective January 1, 2010, the Former Manager waived its participation in the variable fee and the Advisor waived its participation in the variable fee per the terms of the Management Agreement.
The fixed management and advisory fees for the years ended December 31, 2012, 2011 and 2010 were $2,406, $1,789 and $1,868, respectively. Included in Advisor fees payable at December 31, 2012 and 2011 was $324 and $472, respectively, of fixed fee expense. The variable fee for the years ended December 31, 2012, 2011 and 2010 was $333, $1,017 and $1,396, respectively. Included in Advisor fees payable at December 31, 2012 and 2011 was $0 and $176, respectively, of variable fee expense. No performance fee was earned for the year ended December 31, 2012.
Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, is paid for property management and leasing services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the years ended December 31, 2012, 2011 and 2010, JLL Americas was paid $634, $453 and $302, respectively.
LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, is the dealer manager (the “Dealer Manager”) for our Offering. For the year ended December 31, 2012, we paid the Dealer Manager selling commissions, dealer manager fees and distribution fees totaling $165.
As of December 31, 2012, we owed LaSalle $2,719 for organization and offering costs incurred prior to the date the SEC declared our registration statement effective (see Note 6-Common Stock).

NOTE 9—COMMITMENTS AND CONTINGENCIES
The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the 15 buildings in the portfolio is capped individually pursuant to each loan agreement. At December 31, 2012, we had approximately $1,079 deposited in this escrow, and we expect to fund $855 during 2013. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At December 31, 2012, our capital account escrow account balance was $87. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, on a monthly basis, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated real estate taxes and insurance premium. At December 31, 2012, our real estate tax and insurance escrow balance was $919. We expect to fund the loan escrows from property operations.
The mortgage loan extension signed on August 31, 2011, collateralized by Monument IV at Worldgate, requires us to reserve all rental payments received from any tenant of the building to be used for leasing costs and real estate taxes. As of December 31, 2012, cash totaling $8,633 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to us if no default has occurred and remains outstanding and the space has been leased.
The debt associated with six of our student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of December 31, 2012, we had approximately $323 deposited into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.
As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to provide notice to us of its desire to expand at any time prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of December 31, 2012, we had not received an expansion notice from the tenant.

NOTE 10—SEGMENT REPORTING
As a result of the Offering, which began on October 1, 2012, we have revised our internal operations reporting to align along our four primary property types we are targeting for investments. Going forward we will have four operating segments: office properties, retail properties, industrial properties and apartment properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by reportable operating segment and reconciled to income (loss) from continuing operations for the years ended December 31, 2012, 2011 and 2010.

Year Ended December 31, 2012	Office	Retail	Industrial	Apartments	Total

Assets	$429,407	$91,222	$43,867	$232,387	$796,883

Revenues:
Minimum rents	$22,540	$5,980	$4,140	$31,024	$63,684
Tenant recoveries and other rental income	9,074	2,019	662	1,762	13,517
Total revenues	$31,614	$7,999	$4,802	$32,786	$77,201
Operating expenses:
Real estate taxes	$3,910	$976	$595	$2,971	$8,452
Property operating	8,700	1,341	122	13,659	23,822
Provision for doubtful accounts	365	(9)	—	169	525
Total segment operating expenses	$12,975	$2,308	$717	$16,799	$32,799
Operating income - Segments	$18,639	$5,691	$4,085	$15,987	$44,402

Capital expenditures by segment	$7,390	$864	$168	$2,026	$10,448

Reconciliation to income from continuing operations
Operating income - Segments					$44,402
Advisor fees					2,739
Company level expenses					2,275
General and administrative					1,045
Depreciation and amortization					20,605
Operating income					$17,738
Other income and (expenses):
Interest expense					$(26,521)
Loss on extinguishment of debt					(86)
Equity in loss of unconsolidated affiliates					(176)
Gain on consolidation of real estate affiliate					34,852
Total other income and (expenses)					$8,069
Income from continuing operations					$25,807

Reconciliation to total consolidation assets
Assets per reportable segments					$796,883
Corporate level assets					45,151
Total consolidated assets					$842,034

Year Ended December 31, 2011	Office	Retail	Industrial	Apartments	Total

Assets	$298,098	$92,547	$45,094	$236,335	$672,074

Revenues:
Minimum rents	$26,907	$6,833	$4,131	$29,887	$67,758
Tenant recoveries and other rental income	9,632	2,014	829	1,683	14,158
Total revenues	$36,539	$8,847	$4,960	$31,570	$81,916
Operating expenses:
Real estate taxes	$3,846	$1,074	$760	$3,040	$8,720
Property operating	7,451	1,166	134	13,111	21,862
Provision for doubtful accounts	(75)	33	—	203	161
Total segment operating expenses	$11,222	$2,273	$894	$16,354	$30,743
Operating income - Segments	$25,317	$6,574	$4,066	$15,216	$51,173

Capital expenditures by segment	$3,720	$392	$8	$1,791	$5,911

Reconciliation to income from continuing operations
Operating income - Segments					$51,173
Advisor fees					2,806
Company level expenses					2,091
General and administrative					481
Depreciation and amortization					20,871
Operating income					$24,924
Other income and (expenses):
Interest expense					$(26,719)
Equity in loss of unconsolidated affiliates					(1,493)
Total other income and (expenses)					$(28,212)
Loss from continuing operations					$(3,288)

Reconciliation to total consolidation assets
Assets per reportable segments					$672,074
Corporate level assets					47,750
Assets from discontinued operations					115,226
Total consolidated assets					$835,050

Year Ended December 31, 2010	Office	Retail	Industrial	Apartments	Total

Revenues:
Minimum rents	$27,433	$5,785	$4,133	$28,519	$65,870
Tenant recoveries and other rental income	9,609	2,069	811	1,674	14,163
Total revenues	$37,042	$7,854	$4,944	$30,193	$80,033
Operating expenses:
Real estate taxes	$3,441	$1,101	$751	$3,072	$8,365
Property operating	7,394	1,280	92	12,766	21,532
Provision for doubtful accounts	518	29	—	333	880
Total segment operating expenses	$11,353	$2,410	$843	$16,171	$30,777
Operating income - Segments	$25,689	$5,444	$4,101	$14,022	$49,256

Capital expenditures by segment	$928	$27	$60	$1,507	$2,522

Reconciliation to income from continuing operations
Operating income - Segments					$49,256
Advisor fees					3,264
Company level expenses					1,822
General and administrative					846
Recovery of impairment of real estate, net					(1,644)
Depreciation and amortization					22,953
Operating income					$22,015
Other income and (expenses):
Interest expense					$(27,673)
Equity in loss of unconsolidated affiliates					(2,373)
Total other income and (expenses)					$(30,046)
Loss from continuing operations					$(8,031)

NOTE 11—DISTRIBUTIONS PAYABLE

On December 14, 2012, our board of directors declared for the fourth quarter of 2012 a gross dividend in the amount of $0.10 per share to holders of each class of our common stock of record as of December 28, 2012. The dividend will be paid on March 28, 2013. Class E stockholders will receive $0.10 per share. Class A and Class M stockholders will receive $0.10 per share less applicable class-specific fees.

NOTE 12—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended June 30, 2012	Three Months Ended September 30, 2012	Three Months Ended December 31, 2012
Total revenues	$19,890	$19,401	$18,086	$19,824
Operating income	5,663	4,979	3,000	4,096
(Loss) income from continuing operations	(1,064)	(1,852)	(3,486)	32,209
Total income (loss) from discontinued operations	9,738	(1,015)	2,805	—
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	8,582	(2,912)	(357)	32,163
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.36	$(0.12)	$(0.01)	$1.23
Weighted average common stock outstanding-basic and diluted	23,995,352	24,022,500	26,680,357	25,651,200

	Three Months Ended March 31, 2011	Three Months Ended June 30, 2011	Three Months Ended September 30, 2011	Three Months Ended December 31, 2011
Total revenues	$20,185	$20,831	$20,211	$20,689
Operating income	6,395	7,133	4,776	6,620
Loss from continuing operations	(855)	(141)	(2,186)	(106)
Total loss from discontinued operations	(284)	(15,064)	(157)	(845)
Net loss attributable to Jones Lang LaSalle Income Property Trust, Inc.	(1,135)	(15,244)	(1,983)	(1,026)
Net loss attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.05)	$(0.64)	$(0.09)	$(0.03)
Weighted average common stock outstanding-basic and diluted	23,928,784	23,928,784	23,928,784	23,995,352
All significant fluctuations between the quarters are attributable to acquisitions and dispositions made in 2012 and impairment charges taken during 2012 and 2011.
The computations of basic and diluted EPS were adjusted retroactively for all periods presented to reflect the stock dividend that occurred on October 1, 2012.

NOTE 13—SUBSEQUENT EVENTS
On January 18, 2013, Conexant Systems, Inc., or Conexant, was in default under its lease at Canyon Plaza. Conexant's lease expires in June 2017 and includes the entire property, but Conexant has subleased approximately 115,000 square feet or approximately 57% of the premises. The Conexant lease represents approximately 3.5% of the Company's total commercial square footage and generated approximately 5.5% of its consolidated property's annualized minimum base rent as of December 31, 2012. Subsequent to their default, Conexant filed for bankruptcy.
On January 31, 2013, we retired the remaining balance on the $12,000 note payable related to our purchase of 111 Sutter Street.
On February 4, 2013, we entered into a three-year lease with Fannie Mae at Monument IV at Worldgate for approximately 83,000 square feet. The lease commences in March 2013 and contains one two-year lease renewal option.
On March 5, 2013, our board of directors approved a gross dividend of $0.10 per share to stockholders of record as of March 27, 2013, payable on May 3, 2013.
*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2012

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Office Properties:
Monument IV at Worldgate—Herndon, VA	$35,195	$5,186	$57,013	—	$(1,260)	—	$5,186	$55,753	$60,939
111 Sutter Street—San Francisco, CA	66,061	39,919	72,712	—	18	—	39,919	72,730	112,649
300 Old River Road—Bakersville, CA	3,653	—	5,943	—	292	—	—	6,235	6,235
500 West Thomas Road—Phoenix, AZ	18,114	—	25,789	—	2,359	—	—	28,148	28,148
500 Old River Road—Bakersville, CA	2,887	—	4,396	—	490	—	—	4,886	4,886
1500 S. Central Ave—Glendale, CA	4,165	—	5,253	—	1,466	—	—	6,719	6,719
14600 Sherman Way—Van Nuys, CA	5,198	—	6,348	—	1,244	—	—	7,592	7,592
14624 Sherman Way—Van Nuys, CA	4,498	—	7,685	—	1,088	—	—	8,773	8,773
18350 Roscoe Blvd—Northridge, CA	7,915	—	10,584	—	1,137	—	—	11,721	11,721
18460 Roscoe Blvd—Northridge, CA	1,340	—	2,940	—	3	—	—	2,943	2,943
18546 Roscoe Blvd—Northridge, CA	3,190	—	5,580	—	939	—	—	6,519	6,519
4545 East Chandler--Chandler, AZ	4,993	—	5,345	—	473	—	—	5,818	5,818
485 South Dobson--Chandler, AZ	4,831	—	6,785	—	604	—	—	7,389	7,389
1501 N. Gilbert—Gilbert, AZ	4,358	—	4,750	—	773	—	—	5,523	5,523
116 South Palisade--Santa Maria, CA	2,304	—	3,190	—	317	—	—	3,507	3,507
525 East Plaza--Santa Maria, CA	4,469	—	7,511	—	1,369	—	—	8,880	8,880
10440 East Riggs--Chandler, AZ	3,652	—	3,017	—	336	—	—	3,353	3,353
4 Research Park Drive—St. Charles, MO	6,419	1,830	6,743	—	(2)	—	1,830	6,741	8,571
36 Research Park Drive—St. Charles, MO	10,682	2,655	11,089	—	(2)	—	2,655	11,087	13,742
Canyon Plaza—San Diego, CA	29,001	14,959	32,909	—	1,120	—	14,959	34,029	48,988
Railway Street Corporate Centre—Calgary, Canada	29,614	6,022	35,441	(44)	1,213	—	5,978	36,654	42,632
Sherman Way Land	—	4,010	—	—	—	—	4,010	—	4,010
Total Office Properties	252,539	74,581	321,023	(44)	13,977	—	74,537	335,000	409,537

								—
Retail Properties:
Stirling Slidell Shopping Centre—Slidell, LA	12,483	5,442	16,843	—	967	—	5,442	17,810	23,252
The District at Howell Mill—Atlanta, GA	44,525	10,000	56,040	—	785	—	10,000	56,825	66,825
Total Retail Properties	57,008	15,442	72,883	—	1,752	—	15,442	74,635	90,077
								—
Industrial Properties:
105 Kendall Park Lane—Atlanta, GA, Industrial	—	2,656	12,836	(293)	(1,185)	—	2,363	11,651	14,014
4001 North Norfleet Road—Kansas City, MO, Industrial	—	2,134	31,397	(205)	(2,649)	—	1,929	28,748	30,677
Total Industrial Properties	—	4,790	44,233	(498)	(3,834)	—	4,292	40,399	44,691
								—
Apartment Properties:
Station Nine Apartments—Durham, NC, Apartment	36,885	9,690	43,400	—	868	—	9,690	44,268	53,958
Cabana Beach San Marcos--San Marcos, TX, Apartment	18,872	2,530	24,421	—	(1,906)	—	2,530	22,515	25,045
Cabana Beach Gainesville--Gainesville, FL, Apartment	47,163	7,244	60,548	—	(2,613)	—	7,244	57,935	65,179
Campus Lodge Columbia--Columbia, MO, Apartment	15,694	2,079	20,838	—	(1,075)	—	2,079	19,763	21,842
Campus Lodge Athens--Athens, GA, Apartment	13,180	1,754	17,311	—	(156)	—	1,754	17,155	18,909
Campus Edge Lafayette--Lafayette, LA, Apartment	16,812	1,782	23,266	—	524	—	1,782	23,790	25,572
Campus Lodge Tampa--Tampa, FL, Apartment	33,053	7,205	33,310	—	1,131	—	7,205	34,441	41,646
Total Apartment Properties	181,659	32,284	223,094	—	(3,227)	—	32,284	219,867	252,151

Total Consolidated Properties:	$491,206	$127,097	$661,233	$(542)	$8,668	$—	$126,555	$669,901	$796,456
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $886,859 and $139,398, respectively.

(1)	Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Office Properties:
Monument IV at Worldgate—Herndon, VA	$(9,116)	2001	8/27/2004	50 years
111 Sutter Street—San Francisco, CA	(151)	1926	12/4/2012	40 years
300 Old River Road—Bakersville, CA	(1,106)	1992	12/21/2005	40 years
500 West Thomas Road—Phoenix, AZ	(4,935)	1994	12/21/2005	40 years
500 Old River Road—Bakersville, CA	(965)	1992	12/21/2005	40 years
1500 S. Central Ave—Glendale, CA	(1,135)	1980	12/21/2005	40 years
14600 Sherman Way—Van Nuys, CA	(1,584)	1991	12/21/2005	40 years
14624 Sherman Way—Van Nuys, CA	(1,591)	1981	12/21/2005	40 years
18350 Roscoe Blvd—Northridge, CA	(2,121)	1979	12/21/2005	40 years
18460 Roscoe Blvd—Northridge, CA	(515)	1991	12/21/2005	40 years
18546 Roscoe Blvd—Northridge, CA	(1,217)	1991	12/21/2005	40 years
4545 East Chandler--Chandler, AZ	(1,043)	1994	12/21/2005	40 years
485 South Dobson--Chandler, AZ	(1,263)	1984	12/21/2005	40 years
1501 N. Gilbert—Gilbert, AZ	(1,194)	1997	12/21/2005	40 years
116 South Palisade--Santa Maria, CA	(608)	1995	12/21/2005	40 years
525 East Plaza--Santa Maria, CA	(1,975)	1995	12/21/2005	40 years
10440 East Riggs--Chandler, AZ	(617)	1996	12/21/2005	40 years
4 Research Park Drive—St. Charles, MO	(753)	2000/2004	6/14/2007	50 years
36 Research Park Drive—St. Charles, MO	(1,238)	2007	6/15/2007	50 years
Canyon Plaza—San Diego, CA	(4,828)	1986/1993	6/26/2007	40 years
Railway Street Corporate Centre—Calgary, Canada	(3,823)	2007	8/30/2007	50 years
Total Office Properties	(41,778)

Retail Properties:
Stirling Slidell Shopping Centre—Slidell, LA	(2,079)	2003	12/14/2006	50 years
The District at Howell Mill—Atlanta, GA	(6,348)	2006	6/15/2007	50 years
Total Retail Properties	(8,427)

Industrial Properties:
105 Kendall Park Lane—Atlanta, GA	(1,810)	2002	6/30/2005	50 years
4001 North Norfleet Road—Kansas City, MO	(3,365)	2007	2/27/2007	50 years
Total Industrial Properties	(5,175)

Apartment Properties:
Station Nine Apartments—Durham, NC	(5,369)	2005	4/16/2007	50 years
Cabana Beach San Marcos--San Marcos, TX	(2,467)	2006	11/21/2007	50 years
Cabana Beach Gainesville--Gainesville, FL	(6,177)	2005/2007	11/21/2007	50 years
Campus Lodge Columbia--Columbia, MO	(2,132)	2005	11/21/2007	50 years
Campus Lodge Athens--Athens, GA	(1,867)	2003	11/21/2007	50 years
Campus Edge Lafayette--Lafayette, LA	(4,526)	2007	1/15/2008	50 years
Campus Lodge Tampa--Tampa, FL	(4,510)	2001	2/29/2008	40 years
Total Apartment Properties	(27,048)

Total Consolidated Properties:	$(82,428)

Reconciliation of Real Estate

Consolidated Properties	2012	2011	2010
Balance at beginning of year	$798,628	$819,740	$875,527
Additions	120,996	4,076	4,665
Assets sold/ written off	(122,255)	(10,254)	(34,813)
Write-downs for impairment charges	(913)	(14,934)	(25,639)
Balance at close of year	$796,456	$798,628	$819,740
Reconciliation of Accumulated Depreciation

Consolidated Properties	2012	2011	2010
Balance at beginning of year	$83,137	$76,028	$60,307
Additions	16,054	17,194	19,520
Assets sold/ written off	(16,763)	(10,085)	(3,799)
Balance at close of year	$82,428	$83,137	$76,028