Form 10-Q
period 2013-03-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2013-05-09
CIK 1314152

______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
200 East Randolph Drive, Chicago IL, 60601
(Address of principal executive offices, including Zip Code)
(312) 782-5800
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
_________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 9, 2013 were 26,444,843 shares of Class E Common Stock, 7,224,060 shares of Class A Common Stock, and 1,227,001 shares of Class M Common Stock.
______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $32,593 and $32,593, respectively)	$126,426	$126,555
Buildings and equipment (including from VIEs of $230,293 and $232,423, respectively)	672,985	669,901
Less accumulated depreciation (including from VIEs of $(27,080) and $(28,027) respectively)	(84,100)	(82,428)
Net property and equipment	715,311	714,028
Investments in unconsolidated real estate affiliates	19,967	19,988
Net investments in real estate	735,278	734,016
Cash and cash equivalents (including from VIEs of $3,362 and $2,500, respectively)	53,301	36,986
Restricted cash (including from VIEs of $2,963 and $3,051, respectively)	15,659	15,880
Tenant accounts receivable, net (including from VIEs of $1,456 and $1,203, respectively)	2,251	1,825
Deferred expenses, net (including from VIEs of $697 and $783, respectively)	6,281	6,208
Acquired intangible assets, net (including from VIEs of $4,421 and $4,548, respectively)	33,082	41,125
Deferred rent receivable, net (including from VIEs of $947 and $1,074, respectively)	5,445	4,575
Prepaid expenses and other assets (including from VIEs of $213 and $364, respectively)	1,140	1,419
TOTAL ASSETS	$852,437	$842,034
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $186,530 and $187,234, respectively)	$478,173	$492,985
Accounts payable and other accrued expenses (including from VIEs of $2,723 and $2,953, respectively)	18,864	15,615
Distributions payable	3,192	2,975
Accrued interest (including from VIEs of $905 and $909, respectively)	1,875	2,033
Accrued real estate taxes (including from VIEs of $1,039 and $638, respectively)	2,441	937
Advisor fees payable	352	324
Acquired intangible liabilities, net	6,298	10,080
TOTAL LIABILITIES	511,195	524,949
Commitments and contingencies	—	—
Equity:
Class E common stock: $0.01 par value; 200,000,000 shares authorized; 26,444,843 shares issued and outstanding at March 31, 2013 and December 31, 2012	264	264
Class A common stock: $0.01 par value; 400,000,000 shares authorized; 5,792,896 and 3,612,169 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	58	36
Class M common stock: $0.01 par value; 400,000,000 shares authorized; 989,935 and 104,282 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	10	1
Additional paid-in capital	542,790	512,383
Accumulated other comprehensive income	324	542
Distributions to stockholders	(93,883)	(90,691)
Accumulated deficit	(118,724)	(115,851)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	330,839	306,684
Noncontrolling interests	10,403	10,401
Total equity	341,242	317,085
TOTAL LIABILITIES AND EQUITY	$852,437	$842,034
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
$ in thousands, except per share amounts
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Revenues:
Minimum rents	$22,771	$16,386
Tenant recoveries and other rental income	3,599	3,504
Total revenues	26,370	19,890
Operating expenses:
Real estate taxes	2,455	2,179
Property operating	6,082	5,344
Net (recovery of) provision for doubtful accounts	(162)	117
Advisor fees	986	730
Company level expenses	393	651
General and administrative	397	199
Depreciation and amortization	12,391	5,007
Total operating expenses	22,542	14,227
Operating income	3,828	5,663
Other income and (expenses):
Interest expense	(6,459)	(6,903)
Debt modification expenses	(182)	—
Equity in (loss) income of unconsolidated affiliates	(21)	176
Total other income and (expenses)	(6,662)	(6,727)
Loss from continuing operations	(2,834)	(1,064)
Discontinued operations:
Loss from discontinued operations	—	(2,053)
Gain on transfer of property and extinguishment of debt	—	11,791
Total income from discontinued operations	—	9,738
Net (loss) income	(2,834)	8,674
Less: Net income attributable to the noncontrolling interests	(39)	(92)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	(2,873)	8,582
Net loss from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.09)	$(0.05)
Total income from discontinued operations per share-basic and diluted	$—	$0.41
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.09)	$0.36
Weighted average common stock outstanding-basic and diluted	31,526,688	23,995,352
Other comprehensive (loss) income:
Foreign currency translation adjustment	(218)	182
Total other comprehensive (loss) income	(218)	182
Net comprehensive (loss) income	$(3,091)	$8,764
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts
(Unaudited)

	Common Stock Class E		Common Stock Class A		Common Stock Class M		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2013	26,444,843	$264	3,612,169	$36	104,282	$1	$512,383	$542	$(90,691)	$(115,851)	$10,401	$317,085
Issuance of common stock	—	—	2,180,727	22	885,653	9	31,256	—	—	—	—	31,287
Offering costs	—	—	—	—	—	—	(849)	—	—	—	—	(849)
Net (loss) income	—	—	—	—	—	—	—	—	—	(2,873)	39	(2,834)
Other comprehensive loss	—	—	—	—	—	—	—	(218)	—	—	—	(218)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	56	56
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(93)	(93)
Cash distributions declared ($0.10) per share	—	—	—	—	—	—	—	—	(3,192)	—	—	(3,192)
Balance, March 31, 2013	26,444,843	$264	5,792,896	$58	989,935	$10	$542,790	$324	$(93,883)	$(118,724)	$10,403	$341,242

	Common Stock Class E		Common Stock Class A		Common Stock Class M		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2012	23,995,352	$41	—	—	—	—	$453,861	$322	$(80,636)	$(153,327)	$10,818	$231,079
Net income	—	—	—	—	—	—	—	—	—	8,582	92	8,674
Other comprehensive income	—	—	—	—	—	—	—	182	—	—	—	182
Cash contributed from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	30	30
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(132)	(132)
Cash distributions declared ($0.09506) per share	—	—	—	—	—	—	—	—	(2,281)	—	—	(2,281)
Balance, March 31, 2012	23,995,352	$41	—	—	—	—	$453,861	$504	$(82,917)	$(144,745)	$10,808	$237,552
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,834)	$8,674
Adjustments to reconcile (loss) income to net cash provided by operating activities:
Depreciation (including discontinued operations)	4,267	4,213
Amortization of in-place lease intangible assets (including discontinued operations)	7,916	1,290
Amortization of net above-and below-market in-place leases (including discontinued operations)	(3,668)	(151)
Amortization of financing fees (including discontinued operations)	178	471
Amortization of debt premium and discount (including discontinued operations)	(427)	(54)
Amortization of lease commissions (including discontinued operations)	208	268
Gain on transfer of property and extinguishment of debt (including discontinued operations)	—	(11,791)
Net (recovery of) provision for doubtful accounts (including discontinued operations)	(162)	156
Straight line rent (including discontinued operations)	(865)	9
Impairment of real estate (including discontinued operations)	—	913
Equity in loss (income) of unconsolidated affiliates	21	(176)
Net changes in assets and liabilities:
Tenant accounts receivable	(273)	(56)
Prepaid expenses and other assets	279	341
Advisor fees payable	28	83
Accounts payable and other accrued expenses	(644)	3,205
Net cash provided by operating activities	4,024	7,395
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements and lease commissions	(1,860)	(1,479)
Loan escrows	221	(2,324)
Net cash used in investing activities	(1,639)	(3,803)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	30,962	—
Offering costs	(601)	—
Distributions to stockholders	(2,650)	—
Distributions paid to noncontrolling interests	(93)	(132)
Contributions received from noncontrolling interests	56	30
Principal payments on mortgage notes and other debt payable	(13,735)	(1,303)
Net cash provided by (used in) financing activities	13,939	(1,405)
Net increase (decrease) in cash and cash equivalents	16,324	2,187
Effect of exchange rates	(9)	3
Cash and cash equivalents at the beginning of the year	36,986	28,033
Cash and cash equivalents at the end of the year	$53,301	$30,223
Supplemental disclosure of cash flow information:
Interest paid	$6,870	$7,695
Non-cash activities:
Write-offs of receivables	$232	$67
Write-offs of retired assets	9,592	3,171
Change in liability for capital expenditures	4,689	(375)
Stock issued through dividend reinvestment plan	325	—
Change in accrued offering costs	248	—
Distribution payable	3,192	2,281
Transfers of property in extinguishment of debt settlement	—	41,834
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

Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valuation perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office and retail properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and securities. We were originally incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2013, we owned (i) interests in a total of 32 consolidated properties located in nine states and one in Canada and (ii) an interest in one unconsolidated property located in the United States.

From our inception to October 1, 2012, we raised proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-11 (Commission File No. 333-177963) (the "Registration Statement") with respect to our continuous public offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Offering"). In order to facilitate the Offering, on September 27, 2012, with the approval of our stockholders, we amended and restated our charter to, among other things, (i) designate our outstanding common stock as Class E common stock, (ii) create two new classes of common stock, Class A and Class M, and (iii) make certain additional changes requested by state securities administrators. We also amended and restated our bylaws on September 27, 2012 in connection with the Registration Statement being declared effective by the SEC. Additionally, on October 1, 2012, we effected a stock dividend for all Class E shares at a ratio of 4.786-to-1 in order to achieve a net asset value ("NAV") per share for each of the Class A, Class M and Class E shares of $10.00 as of the date we commenced the Offering. Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("Jones Lang LaSalle" or our "Sponsor"), have invested an aggregate of $60,200 through purchases of shares of our Class E common stock. As of March 31, 2013, 26,444,843 shares of Class E common stock, 5,792,896, shares of Class A common stock and 989,935 shares of Class M common stock were outstanding and held by a total of 2,250 stockholders.
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
LaSalle acts as our advisor pursuant to the amended and restated advisory agreement between the Company and LaSalle, which became effective on October 1, 2012 (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle, a New York Stock Exchange-listed real estate services and money management firm. We have no employees as all operations are managed by our Advisor. We have executive officers, but they are employees of and compensated by our Advisor.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities ("VIE") and the unconsolidated investments in real estate affiliates accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of VIEs in which we own less than a 100% interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. Our VIEs include entities owning The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, The Lodge of Athens, Campus Lodge Columbia, The Edge at Lafayette and Campus Lodge Tampa as we maintain control over significant decisions, which began at the time of acquisition of the properties. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and non-controlling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2013, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company’s Form 10-K filed with the SEC on March 7, 2013 (our “2012 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight changes to the notes included in the December 31, 2012 audited financial statements included in our 2012 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At March 31, 2013 and December 31, 2012, our allowance for doubtful accounts was $176 and $570, respectively.
Deferred Expenses
Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at March 31, 2013 and December 31, 2012 was $4,156 and $4,013, respectively.
Acquisitions
We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $20,218 and $26,515 at March 31, 2013 and December 31, 2012, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $1,832 and $5,465 at March 31, 2013 and December 31, 2012, respectively, on the accompanying Consolidated Balance Sheets.
Fair Value Disclosure
The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. Market information as available or present value techniques have been utilized to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using level two inputs was approximately $19,177 higher and $17,136 higher than the aggregate carrying amounts at March 31, 2013 and December 31, 2012, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, recoverable amounts of receivables, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.

NOTE 3—PROPERTY
We did not acquire or dispose of any properties during the three months ended March 31, 2013.
The following table summarizes the loss from discontinued operations for Georgia Door Sales Distribution Center, Metropolitan Park North and Marketplace at Northglenn for the three months ended March 31, 2012:

Three months ended March 31, 2012
Total revenue	$3,034
Real estate taxes	(451)
Property operating	(435)
Provision for doubtful accounts	(38)
General and administrative	(87)
Net provision for impairment	(913)
Depreciation and amortization	(764)
Interest expense	(2,399)
Loss from discontinued operations	$(2,053)

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES
We own a 46.5% interest in Legacy Village. On December 4, 2012, we acquired the remaining 20% interest in 111 Sutter Street. We had previously owned a majority, but non-controlling, interest in 111 Sutter Street from March 29, 2005 through December 4, 2012. The following table summarizes financial information for our unconsolidated real estate affiliates:
Summarized Combined Balance Sheets - Unconsolidated Real Estate Affiliates

	March 31, 2013	December 31, 2012
Total assets	$102,319	$104,882
Total liabilities	$88,690	$91,176
Members’ equity	13,629	13,706
Total liabilities and members' equity	$102,319	$104,882

Company Investments in Unconsolidated Real Estate Affiliates

	March 31, 2013	December 31, 2012
Members’ equity	$13,629	$13,706
Less: other members’ equity	(8,400)	(8,442)
Basis differential in investment in unconsolidated real estate affiliates, net (1)	14,738	14,724
Investments in unconsolidated real estate affiliates	$19,967	$19,988

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
Summarized Combined Statements of Operations - Unconsolidated Real Estate Affiliates

	Three months ended March 31, 2013	Three months ended March 31, 2012
Total revenues	$4,533	$6,668
Total operating expenses	3,392	4,065
Operating income	1,141	2,603
Total other expenses	(1,217)	(2,042)
Net (loss) income	$(76)	$561
Company Equity in Income of Unconsolidated Real Estate Affiliates

	Three months ended March 31, 2013	Three months ended March 31, 2012
Net (loss) income of unconsolidated real estate affiliates	$(76)	$561
Other members’ share of net loss (income)	40	(402)
Adjustments and other expenses	15	20
Other expense from unconsolidated real estate affiliates	—	(3)
Company equity in (loss) income of unconsolidated real estate affiliates	$(21)	$176

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Property	Maturity/Extinguishment Date	Interest Rate	Amount payable as of
			March 31, 2013	December 31, 2012
Mortgage notes payable	July 2013 - March 2027	5.15% - 6.14%	$476,821	$479,206
Other debt payable (1)	January 2013	4.75%	—	12,000
Mortgage notes and other debt payable			476,821	491,206
Net debt premium (discount) on assumed debt			1,352	1,779
Mortgage notes and other debt payable, net			$478,173	$492,985

(1)	The seller of 111 Sutter Street provided short-term financing at closing at the prime rate (3.25% at December 31, 2012) plus 150 basis points. In January 2013, we retired the $12,000 note payable.

Aggregate principal payments of mortgage notes and other debt payable as of March 31, 2013 are as follows:

Year	Amount
2013	$93,348
2014	138,871
2015	24,467
2016	33,546
2017	101,497
Thereafter	85,092
Total	$476,821

At March 31, 2013, we were in compliance with all debt covenants.
NOTE 6—COMMON STOCK
We have three classes of common stock outstanding as of March 31, 2013. Our previously existing undesignated common stock was designated as Class E common stock on September 27, 2012. The outstanding shares of Class E common stock will convert to Class M common stock on October 1, 2013. We will not issue any additional shares of Class E common stock. Shares of Class A and M common stock are currently being sold under our continuous public Offering. The fees payable to our dealer manager with respect to each share class, as a percentage of NAV, are as follows:

	Selling Commission	Dealer Manager Fee	Distribution Fee
Class A Shares	up to 3.5%	0.55%	0.50%
Class M Shares	None	0.55%	None
Class E Shares	None	None	None
The selling commission, dealer manager fee and distribution fee are offering costs and are recorded as a reduction of capital in excess of par value.
Stock Issuances
The stock issuances for our three classes of shares for the three months ended March 31, 2013 and for the year ended December 31, 2012 were as follows:

	Three months ended		Year ended
	March 31, 2013		December 31, 2012
	# of shares	Amount	# of shares	Amount
Class A Shares	2,180,727	$22,288	3,612,169	$37,035
Class M Shares	885,653	8,999	104,282	1,057
Class E Shares (1)	—	—	5,202,625	50,794
Total		$31,287		$88,886
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
Share Repurchase Plan
On October 1, 2012, we adopted a new share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of Class A and Class M common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter with certain limitations based on the size of the capital raise in our Offering. Class E shares are not eligible to participate in the share repurchase plan. For the the three months ended March 31, 2013, we did not repurchase any shares under the share repurchase plan.
Distribution Reinvestment Plan
From January 1, 2012 through September 30, 2012, we issued 82,270 shares of common stock for approximately $794 pursuant to our dividend reinvestment plan that was in effect prior to the commencement of the Offering on October 1, 2012. On October 1, 2012, we terminated our existing dividend reinvestment plan and adopted a new distribution reinvestment plan whereby Class A and Class M shares may elect to have their cash distributions reinvested in additional shares of our Common Stock at the NAV per share on the distribution date. Class E shares are not eligible to participate in distribution reinvestment plan. For the three months ended March 31, 2013, we issued 31,671 and 688 shares of Class A and Class M Common Stock, respectively, for $325 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 31,526,688 and 23,995,352 for the three months ended March 31, 2013 and 2012, respectively. We have no dilutive or potentially dilutive securities. The computations of basic and diluted EPS were adjusted retroactively for all periods presented to reflect the stock dividend that occurred on October 1, 2012.

Organization and Offering Costs
Organization and offering expenses include, but are not limited to, legal, accounting and printing fees and expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through October 1, 2012, which is the date the SEC declared our registration statement effective, following which time we commenced reimbursing LaSalle for organization and offering expenses incurred prior to the commencement date over 36 months. Following the Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering expenses incurred during the Offering period (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred. After the termination of the Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of our gross proceeds from the Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2013, LaSalle had paid $2,710 of organization and offering expenses on our behalf which we had not reimbursed. These costs are included in Accounts payable and other accrued expenses at March 31, 2013. The amount of reimbursable organization and offering expenses from the period prior to October 1, 2012 related to personnel costs of our Advisor may increase should our board of directors approve certain additional reimbursements to our Advisor, which could include reimbursement of personnel costs for our executive officers.
NOTE 7—RELATED PARTY TRANSACTIONS
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
The fixed management and advisory fees for the three months ended March 31, 2013 and 2012 were $986 and $483 respectively. The Advisor fees payable at March 31, 2013 and December 31, 2012 was $352 and $324, respectively, of fixed fee expense. The variable fee for the three months ended March 31, 2012 was $247. No variable fee expense was included in Advisor fees payable at December 31, 2012. No performance fee was earned for the three months ended March 31, 2013.
Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, is paid for property management and leasing services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three months ended March 31, 2013 and 2012, JLL Americas was paid $51 and $114, respectively.
LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, is the dealer manager (the “Dealer Manager”) for our Offering. For the three months ended March 31, 2013, we paid the Dealer Manager selling commissions, dealer manager fees and distribution fees totaling $318. A portion of the Dealer Manager selling commissions, dealer manager fees and distribution fees are reallowed to participating broker dealers.

As of March 31, 2013, we owed $2,710 for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accounts payable and other accrued expenses at March 31, 2013.
NOTE 8—COMMITMENTS AND CONTINGENCIES
The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the 15 buildings in the portfolio is capped individually pursuant to each loan agreement. At March 31, 2013, we had approximately $1,255 deposited in this escrow, and we expect to fund $529 during the remainder of 2013. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At March 31, 2013, our capital account escrow account balance was $125. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, on a monthly basis, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated real estate taxes and insurance premium. At March 31, 2013, our real estate tax and insurance escrow balance was $894. We expect to fund the loan escrows from property operations.
The mortgage loan extension signed on August 31, 2011, collateralized by Monument IV at Worldgate, requires us to reserve all rental payments received from any tenant of the building to be used for leasing costs and real estate taxes. As of March 31, 2013, cash totaling $7,484 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to us if no default has occurred and remains outstanding and the space has been leased.
The debt associated with six of our student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of March 31, 2013, we had approximately $258 deposited into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.
As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to provide notice to us of its desire to expand at any time prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of March 31, 2013, we had not received an expansion notice from the tenant.

NOTE 9—SEGMENT REPORTING
We have four operating segments: office properties, retail properties, industrial properties and apartment properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by reportable operating segment and reconciled to loss from continuing operations for the three months ended March 31, 2013 and 2012.

	Office	Retail	Industrial	Apartments	Total

Assets as of March 31, 2013	$425,958	$90,785	$43,277	$231,909	$791,929

Three Months Ending March 31, 2013
Revenues:
Minimum rents	$12,200	$1,533	$1,033	$8,005	$22,771
Tenant recoveries and other rental income	2,499	562	175	363	3,599
Total revenues	$14,699	$2,095	$1,208	$8,368	$26,370
Operating expenses:
Real estate taxes	$1,178	$275	$161	$841	$2,455
Property operating	2,598	272	27	3,185	6,082
Provision for doubtful accounts	(244)	33	—	49	(162)
Total segment operating expenses	$3,532	$580	$188	$4,075	$8,375
Operating income - Segments	$11,167	$1,515	$1,020	$4,293	$17,995

Capital expenditures by segment	$6,458	$—	$34	$362	$6,854

Reconciliation to income from continuing operations
Operating income - Segments					$17,995
Advisor fees					986
Company level expenses					393
General and administrative					397
Depreciation and amortization					12,391
Operating income					$3,828
Other income and (expenses):
Interest expense					$(6,459)
Debt modification expenses					(182)
Equity in loss of unconsolidated affiliates					(21)
Total other income and (expenses)					$(6,662)
Loss from continuing operations					$(2,834)

Reconciliation to total consolidation assets as of March 31, 2013
Assets per reportable segments					$791,929
Corporate level assets					60,508
Total consolidated assets					$852,437

	Office	Retail	Industrial	Apartments	Total

Assets as of December 31, 2012	$429,407	$91,222	$43,867	$232,387	$796,883

Three Months Ended March 31, 2012
Revenues:
Minimum rents	$5,820	$1,517	$1,048	$8,001	$16,386
Tenant recoveries and other rental income	2,365	511	247	381	3,504
Total revenues	$8,185	$2,028	$1,295	$8,382	$19,890
Operating expenses:
Real estate taxes	$957	$291	$195	$736	$2,179
Property operating	1,983	288	26	3,047	5,344
Provision for doubtful accounts	89	24	—	4	117
Total segment operating expenses	$3,029	$603	$221	$3,787	$7,640
Operating income - Segments	$5,156	$1,425	$1,074	$4,595	$12,250

Capital expenditures by segment	$1,180	$7	$—	$234	$1,421

Reconciliation to income from continuing operations
Operating income - Segments					$12,250
Advisor fees					730
Company level expenses					651
General and administrative					199
Depreciation and amortization					5,007
Operating income					$5,663
Other income and (expenses):
Interest expense					$(6,903)
Equity in income of unconsolidated affiliates					176
Total other income and (expenses)					$(6,727)
Loss from continuing operations					$(1,064)

Reconciliation to total consolidation assets as of December 31, 2012
Assets per reportable segments					$796,883
Corporate level assets					45,151
Total consolidated assets					$842,034

NOTE 10—DISTRIBUTIONS PAYABLE

On March 5, 2013, our board of directors declared for the first quarter of 2013 a gross dividend in the amount of $0.10 per share to holders of each class of our common stock of record as of March 27, 2013. The dividend was paid on May 3, 2013. Class E stockholders received $0.10 per share. Class A and Class M stockholders received $0.10 per share less applicable class-specific fees.

NOTE 11—SUBSEQUENT EVENTS
On April 30, 2013, we retired the mortgage note payable on Monument IV at Worldgate in advance of its September 1, 2013 maturity date. The outstanding balance on the mortgage note payable, including accrued interest, was approximately $35,351, which was funded with cash on hand. As a result, we own the property free and clear of mortgage debt.
On May 7, 2013, our board of directors approved a gross dividend for the second quarter of 2013 of $0.10 per share to stockholders of record as of June 27, 2013, payable on August 2, 2013. Class A and Class M stockholders will receive $0.10 per share less applicable class-specific fees.

*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s 2012 Form 10-K and our periodic reports filed with the SEC.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of March 31, 2013, were comprised of:
Apartments

•	Station Nine Apartments,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.
Industrial

•	105 Kendall Park Lane and

•	4001 North Norfleet Road.
Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	the Dignity Health Office Portfolio,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	Canyon Plaza and

•	Railway Street Corporate Centre.
Retail

•	Stirling Slidell Shopping Centre and

•	The District at Howell Mill.
Our Unconsolidated Property, owned through a joint venture arrangement, refers to Legacy Village as of March 31, 2013. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio.”
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

Property Sector Diversification
Estimated Percent of Fair Value as of March 31, 2013

	Consolidated Properties	Unconsolidated Property	Consolidated and Unconsolidated Properties
Office	55%	—	50%
Apartment	28%	—	26%
Retail	10%	100%	18%
Industrial	7%	—	6%
Geographic Region Diversification
Estimated Percent of Fair Value as of March 31, 2013

	Consolidated Properties	Unconsolidated Property	Consolidated and Unconsolidated Properties
West	39%	—	36%
South	29%	—	26%
East	15%	—	14%
Midwest	11%	100%	19%
International	6%	—	5%

Seasonality
For our six student-oriented apartment communities, the majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In certain cases we enter into leases for less than the full academic year, including nine-month or shorter-term leases. As a result, cash flows may be reduced during the summer months at properties having lease terms shorter than 12 months. The annual releasing cycle results in significant turnover in the tenant population from year to year. Accordingly, certain property revenues and operating expenses tend to be seasonal in nature, and therefore not incurred ratably over the course of the year. Prior to the commencement of each new lease period, mostly during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality impacts on our operating results during the second and third quarter of each year.
With the exception of our student-oriented apartment communities described above, our investments are not materially impacted by seasonality, despite certain of our retail tenants being impacted by seasonality. Percentage rents (rents computed as a percentage of tenant sales) that we earn from investments in retail properties may, in the future, be impacted by seasonality.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to the useful lives of assets, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.
Critical Accounting Policies
The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2012 Form 10-K.
Consolidated Properties
Consolidated Properties owned at March 31, 2013 are as follows:

					Percentage Leased as of March 31, 2013
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	83%
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	98
Dignity Health Office Portfolio	CA and AZ	December 21, 2005	100	757,000	82
4 Research Park Drive	St. Charles, MO	June 13, 2007	100	60,000	100
36 Research Park Drive	St. Charles, MO	June 13, 2007	100	81,000	100
Canyon Plaza	San Diego, CA	June 26, 2007	100	199,000	58
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	86
Retail Segment:
Stirling Slidell Shopping Centre	Slidell, LA	December 14, 2006	100	139,000	81
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	87.85	306,000	99
Industrial Segment:
105 Kendall Park Lane	Atlanta, GA	June 30, 2005	100	409,000	100
4001 North Norfleet Road	Kansas City, MO	February 27, 2007	100	702,000	100
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100	312,000	99
Cabana Beach San Marcos (2)(3)	San Marcos, TX	November 21, 2007	78	258,000	90
Cabana Beach Gainesville (2)(3)	Gainesville, FL	November 21, 2007	78	598,000	90
Campus Lodge Athens (2)(3)	Athens, GA	November 21, 2007	78	229,000	94
Campus Lodge Columbia (2)(3)	Columbia, MO	November 21, 2007	78	256,000	99
The Edge at Lafayette (2)(3)	Lafayette, LA	January 15, 2008	78	207,000	95
Campus Lodge Tampa (2)(3)	Tampa, FL	February 29, 2008	78	477,000	99

(1)	We own an 87.85% ownership interest in the joint venture that owns a fee interest in this property.

(2)	This apartment property is located near a university and during summer months the occupancy will fluctuate due to leasing efforts before the school year.

(3)	We own a 78% ownership interest in the joint venture that owns a fee interest in this property.

Unconsolidated Property
Unconsolidated Property owned at March 31, 2013 was:

						Percentage Leased as of March 31, 2013
Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	94%

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our Consolidated Properties as of March 31, 2013:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Market Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Office	21	1,749,000	31%	84%	55%	$18.52
Retail	2	445,000	8	93	10	14.62
Industrial	2	1,111,000	20	100	7	4.02
Apartment	7	2,337,000	41	95	28	15.08
Total	32	5,642,000	100%	92%	100%	$13.65

(1)	Amount calculated as in-place minimum base rent for all occupied space at March 31, 2013 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
The following table shows our operating statistics for our Unconsolidated Property as of March 31, 2013:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Market Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Retail	1	595,000	100%	94%	100%	$20.57

(1)	Amount calculated as in-place minimum base rent for all occupied space at March 31, 2013 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of March 31, 2013, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $14.14 for our Consolidated Properties and $19.79 for our Unconsolidated Property.

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
Using capital raised, we executed on a number of our key strategic initiatives during the three months ended March 31, 2013. As described more fully below, we signed Fannie Mae to a new three year lease at Monument IV at Worldgate, retired the remaining balance on the $12,000 note payable related to the December 2012 acquisition of 111 Sutter Street in San Francisco, California and extended the maturity date and reduced our interest rate on the existing $53,922 mortgage loan for 111 Sutter Street. Through these specific and other important accomplishments we continued to reduce our Company leverage ratio, increased cash reserves and provided cash flow to our stockholders through a dividend payment.
Our primary investment objectives are:

•	to generate an attractive level of current income for distribution to our stockholders;

•	to preserve and protect our stockholders' capital investments;

•	to achieve appreciation of our NAV over time; and

•	to enable stockholders to utilize real estate as an asset class in diversified, long-term investment portfolios.
The cornerstone of our investment strategy is to acquire and manage income-producing commercial real estate properties and real estate-related assets around the world. We believe this strategy will enable us to provide our stockholders with a portfolio that is well-diversified across property type, geographic region and industry, both in the United States and internationally. It is our belief that adding international investments to our portfolio over time will serve as an effective tool to construct a well-diversified portfolio designed to provide our stockholders with stable distributions and attractive long-term risk-adjusted returns.
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
During the ramp-up period we will balance the goals of achieving a more diversified portfolio and reducing our leverage. Our strategy to reduce leverage may include working aggressively with existing lenders to allow us to negotiate more favorable loan terms.
During the ramp-up period, we intend to use lower amounts of leverage, if any, to finance our new acquisitions in order to reduce our overall Company leverage. Our Company leverage ratio, (calculated as our share of total liabilities divided by our share of the fair value of total assets), was 61% as of March 31, 2013, down from 63% at December 31, 2012 as a result of debt extinguishments, increasing property values and raising new equity. After the ramp-up period, we expect to maintain a targeted Company leverage ratio of between 30% and 50%.
2013 Key Initiatives
During 2013 we intend to use capital raised from our Offering to make new acquisitions that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well located, well leased industrial properties and grocery-anchored community oriented retail properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We also intend to use capital to repay or refinance loans in our existing portfolio in order to reduce our overall Company leverage and to take advantage of the current interest rate environment.

In keeping with our strategy to repay or refinance our existing mortgage loans we intend to retire loans when certain windows of prepayment allow us to pay them off without incurring prepayment penalties. We may also refinance properties with current rate mortgages at lower interest rates and loan to values. We also intend to obtain a working capital revolving line of credit which may allow us to more efficiently manage our cash flows.

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

We continue to evaluate the strategic alternatives for our investment in 36 Research Park Drive, an 81,000 square foot office building in St. Charles, MO, a suburb of St. Louis. The loan on this property is callable/prepayable in July 2013. While the property is 100% leased through May 2017, our most recent valuation of this property is only slightly above the outstanding loan balance. Our alternatives include selling or refinancing the property, paying off the loan at its current balance, negotiating a discounted pay off with the lender or negotiating a deed in lieu of foreclosure.
2013 Key Events and Accomplishments
During January 2013, we retired the $12,000 note payable related to our purchase of 111 Sutter Street.
On March 27, 2013, we entered into a loan modification agreement with the existing lender on the $53,922 mortgage for 111 Sutter Street. The loan modification extended the maturity date by eight years from July 2015 to April 2023, provides for interest-only payments for the first four years of the new term and reduces the fixed-rate interest from 5.58% to 4.50%. The loan modification is expected to save annually in excess of $550 in interest expense and defers in excess of $850 in annual principal amortization payments.
On April 30, 2013, we retired the mortgage note payable on Monument IV at Worldgate in advance of its September 1, 2013 maturity date. The outstanding balance, including accrued interest, was approximately $35,351 which was funded with cash on hand. The loan had a 5.29% interest rate and its prepayment will save in excess of $1,850 in annual interest expense. As a result, we own the property free and clear of mortgage debt. This loan repayment was in keeping with our objectives to deleverage our portfolio and further decreased our Company leverage from 61% at March 31, 2013 to approximately 59% on April 30, 2013.
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
Results of Operations for the Three Months Ended March 31, 2013 and 2012
With respect to the discussions of revenues and operating expenses below, the office segment includes 111 Sutter Street from January 1, 2013 through March 31, 2013 as a result of the consolidation on December 4, 2012. The consolidation was a result of acquiring the remaining 20% interest in the property. 111 Sutter Street is included in equity in income (loss) of unconsolidated affiliates for the three months ended March 31, 2012. Revenues and expenses related to Georgia Door Sales Distribution Center, Metropolitan Park North and Marketplace at Northglenn are shown as discontinued operations for the three months ended March 31, 2012.

Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the three months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013	Three months ended March 31, 2012	$ Change	% Change
Revenues:
Minimum rents
Office	$12,200	$5,820	$6,380	109.6%
Retail	1,533	1,517	16	1.1
Industrial	1,033	1,048	(15)	(1.4)
Apartments	8,005	8,001	4	—
Total	$22,771	$16,386	$6,385	39.0%

Tenant recoveries and other rental income
Office	$2,499	$2,365	$134	5.7%
Retail	562	511	51	10.0
Industrial	175	247	(72)	(29.1)
Apartments	363	381	(18)	(4.7)
Total	$3,599	$3,504	$95	2.7%
Total revenues	$26,370	$19,890	$6,480	32.6%

Minimum rents increased by $6,385 for the three months ended March 31, 2013 as compared to the same period in 2012. The increase is primarily due to $3,202 of accelerated amortization for the below-market lease intangible liability at Canyon Plaza related to the default and subsequent bankruptcy of Conexant Systems, Inc. ("Conexant") during the period ended March 31, 2013. The increase is also related to minimum rents of $2,897 for 111 Sutter Street due to the consolidation of the property on December 4, 2012. Additionally, minimum rents increased by $372 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae leases.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at our properties increased by $95 for the three months ended March 31, 2013 as compared to the same period in 2012. The increase is primarily related to recovery revenue of $167 at 111 Sutter Street due to the consolidation of the property on December 4, 2012. Partially offsetting the increase is a decrease in real estate tax and repair and maintenance recoveries at 4001 North Norfleet of $74.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and (recovery of) provisions for doubtful accounts from continuing operations, by reportable segment, for the three months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013	Three months ended March 31, 2012	$ Change	% Change
Operating expenses:
Real estate taxes
Office	$1,178	$957	$221	23.1%
Retail	275	291	(16)	(5.5)
Industrial	161	195	(34)	(17.4)
Apartments	841	736	105	14.3
Total	$2,455	$2,179	$276	12.7%

Property operating
Office	$2,598	$1,983	$615	31.0%
Retail	272	288	(16)	(5.6)
Industrial	27	26	1	3.8
Apartments	3,185	3,047	138	4.5
Total	$6,082	$5,344	$738	13.8%

Net (recovery of) provision for doubtful accounts
Office	$(244)	$89	$(333)	(374.2)%
Retail	33	24	9	37.5
Apartments	49	4	45	1,125.0
Total	$(162)	$117	$(279)	(238.5)%
Total operating expenses	$8,375	$7,640	$735	9.6%

Real estate tax expense increased by $276 for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to the consolidation of 111 Sutter Street causing real estate taxes to increase by $243 and an increase of $70 at Cabana Beach Gainesville due to a tax refund received in the three months ended March 31, 2012 related to a successful tax appeal for the 2011 tax payment.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses increased $738 for the three months ended March 31, 2013 as compared to the same period of 2012. The increase is primarily related to an increase of $627 at 111 Sutter Street due to property consolidation on December 4, 2012. Additionally, we incurred increased insurance costs and water usage expense totaling approximately $144 at our apartment properties during the three months ended March 31, 2013 as compared to the same period in 2012.
Net (recovery of) provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased by $279 for the three months ended March 31, 2013 as compared to the period ended March 31, 2012, primarily related to the collection of previously reserved accounts of $226 at Canyon Plaza, related to the Conexant default. We received cash from a letter of credit issued by Conexant to cover rent payments for December 2012 and January, February and March 2013. We will be able to draw an additional $1,966 from the letter of credit during 2013. Additionally, we benefited from a decrease of $107 at the Dignity Health Office Portfolio related to fewer bad debts during the three months ended March 31, 2013.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013	Three months ended March 31, 2012	$ Change	% Change

Advisor fees	$986	$730	$256	35.1%
Company level expenses	393	651	(258)	(39.6)
General and administrative	397	199	198	99.5
Depreciation and amortization	12,391	5,007	7,384	147.5
Interest expense	6,459	6,903	(444)	(6.4)
Debt modification expenses	182	—	182	100.0
Equity in (loss) income of unconsolidated affiliates	(21)	176	(197)	(111.9)
Loss from discontinued operations	—	2,053	(2,053)	(100.0)
Gain on transfer of property and extinguishment of debt	—	11,791	(11,791)	(100.0)
Total expenses	$20,787	$27,510	$(6,723)	(24.4)%

Advisor fees relate to the fixed and variable management and advisory fees earned by the Former Manager and the Advisor during 2012 and fixed advisor fees earned by the Advisor during 2013. Fixed fees increase or decrease based on changes in the NAV which will be primarily impacted by changes in the value of our properties and capital raised. Variable fees earned during 2012 were calculated as a formula of cash flow generated from owning and operating the real estate investments and fluctuated as cash flows fluctuated. The increase in advisor fees of $256 for the three months ended March 31, 2013 as compared to the same period of 2012 is related to the increase in NAV over the prior year.

Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $258 for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to a decrease in investor service fees and corporate legal fees.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $198 for the three months ended March 31, 2013 as compared to the same period in 2012. The increase is primarily related to recording expenses of $98 at 111 Sutter Street due to the consolidation of the property on December 4, 2012 and slightly higher property related legal fees incurred during the three months ended March 31, 2013.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $7,384 in depreciation and amortization expense for the three months ended March 31, 2013 as compared to the period ended March 31, 2012 is primarily related to an increase of $5,943 at Canyon Plaza due to the acceleration of the amortization of the in-place lease intangible asset related to the Conexant default. Additionally, we recorded $1,406 of depreciation at 111 Sutter Street as a result of the consolidation of the property on December 4, 2012.

Interest expense decreased by $444 for the three months ended March 31, 2013 as compared to the period ended March 31, 2012 primarily due to the debt retirements at 105 Kendall Park Lane and 4001 North Norfleet, which occurred on July 2, 2012 and December 27, 2012, respectively.
The debt modification expenses in 2013 is due to expenses incurred for the loan modification at 111 Sutter Street on March 27, 2013.

Equity in (loss) income of unconsolidated affiliates represents our share of net income or loss from our investments in Unconsolidated Properties. The loss increased by $197 for the three months ended March 31, 2013 as compared to the period ended March 31, 2012, primarily related to 111 Sutter Street being an unconsolidated affiliate for the three months ended March 31, 2012 and consolidated for the three months ended March 31, 2013. Additionally, we incurred higher operating expenses at Legacy Village as the same period in 2012 included the successful settlement of a real estate tax dispute with the local school district.
Loss from discontinued operations is related to the dispositions of Georgia Door Sales Distribution Center,

Metropolitan Park North and Marketplace at Northglenn during 2012.
Gain on transfer of property and extinguishment of debt is related to the transfer of ownership of Metropolitan Park North on March 23, 2012.
Funds From Operations
Consistent with real estate industry and investment community preferences, we consider funds from operations, or FFO, as a supplemental measure of the operating performance for a real estate investment trust and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net (loss) income attributable to the Company (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items, impairment write-downs of depreciable real estate and sales of properties, plus real estate related depreciation and amortization and after adjustments for these items related to noncontrolling interests and unconsolidated affiliates.
FFO does not give effect to real estate depreciation and amortization because these amounts are computed to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with a clearer view of our operating performance.
In order to provide a better understanding of the relationship between FFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided a reconciliation of GAAP net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc., to FFO. FFO does not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund cash needs.

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(2,873)	$8,582
Plus: Real estate depreciation and amortization	12,391	5,007
Real estate depreciation and amortization from discontinued operations	—	764
Real estate depreciation and amortization for noncontrolling interests	(319)	(322)
Real estate depreciation and amortization from unconsolidated real estate affiliates	512	878
Gain on transfer of property	—	(6,018)
Impairment of real estate held for sale	—	913
Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc.	$9,711	$9,804
Weighted average shares outstanding, basic and diluted (1)	31,526,688	23,995,352
Funds from operations per share, basic and diluted (1)	$0.31	$0.41

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

Below is additional information related to certain items that significantly impact the comparability of our FFO or significant non-cash items from the periods presented:

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Straight-line rental income	(1,027)	(111)
Amortization of above- and below-market leases	(3,668)	(166)
Amortization of net discount on assumed debt	(434)	(49)
Loss (gain) on debt modification or extinguishment	182	(5,773)

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
Beginning on October 1, 2012, our Advisor calculates our NAV for each class of our common stock (Class A, Class E and Class M) after the end of each business day that the New York Stock Exchange is open for unrestricted trading. The valuation guidelines we have adopted for purposes of the daily determination of NAV per share differ from the valuation methodologies we employed in connection with our historical quarterly NAV per share calculations in certain respects. For example, for purposes of calculating our historical quarterly NAV per share, our mortgage debt payable was recorded at fair value on a quarterly basis. This method resulted in an asset or liability, depending on current lending rates for similar mortgages to those we held. Our new valuation guidelines provide that, for purposes of calculating NAV per share on a daily basis, mortgage debt payable will be valued at the outstanding loan balance. We disclosed our NAV per Share policy under “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” in our 2012 Form 10-K.
NAV as of March 31, 2013
The NAV per share for our Class A, Class M and Class E shares as of March 31, 2013 was $10.04, $10.05 and $10.06, respectively. The decrease in NAV of all share classes from December 31, 2012, is primarily related to a decrease of 0.6% in the value of our properties primarily related to the bankruptcy of Conexant at Canyon Plaza. The decrease in property value resulted in a decrease in NAV of $0.08 per share. Property operations for the first quarter of 2013 had an insignificant impact on NAV as dividends declared offset property operations for the quarter. Our Class A and M NAV was also decreased by normal and recurring class-specific fees and offering and organization costs.
The following table provides a breakdown of the major components of our NAV per share as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
Component of NAV	Class A Shares	Class M Shares	Class E Shares	Class A Shares	Class M Shares	Class E Shares
Real estate investments (1)	$22.79	$22.81	$22.84	$25.07	$25.09	$25.10
Debt	(14.41)	(14.42)	(14.44)	(16.37)	(16.39)	(16.40)
Other assets and liabilities, net	1.66	1.66	1.66	1.42	1.43	1.44
Estimated enterprise value premium	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed
NAV per share	$10.04	$10.05	$10.06	$10.12	$10.13	$10.14

(1)	The value of our real estate investments was less than the historical cost by approximately 15.1% and 21.8% as of March 31, 2013 and December 31, 2012, respectively.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2013:

	Office	Retail	Industrial	Apartment	Total Company
Exit capitalization rate	7.26%	7.43%	7.83%	6.98%	7.28%
Discount rate/internal rate of return (IRR)	8.39%	7.92%	8.50%	8.18%	8.24%
Annual market rent growth rate	3.31%	3.12%	2.50%	2.84%	3.09%
Holding period (years)	10.00	10.00	10.00	10.00	10.00
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2012:

	Office	Retail	Industrial	Apartment	Total Company
Exit capitalization rate	7.30%	7.43%	7.83%	6.98%	7.30%
Discount rate/internal rate of return (IRR)	8.48%	7.90%	8.50%	7.25%	8.27%
Annual market rent growth rate	3.32%	3.08%	2.59%	3.00%	3.09%
Holding period (years)	10.00	10.00	10.00	10.00	10.00
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of March 31, 2013 of 0.25% would yield a decrease in our total real estate asset value of 1.86% and our NAV per each share class would have been $9.62, $9.63 and $9.63 for Class A, Class M and Class E, respectively. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2012 of 0.25% would yield a decrease in our total real estate asset value of 1.80% and our NAV per each share class would have been $9.68, $9.70 and $9.71 for Class A, Class M, and Class E, respectively.
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

Longer-term liquidity and capital needs such as:

•      Acquisitions of new real estate investments

•      Expansion of existing properties

•      Tenant improvements and leasing commissions

•      Debt repayment requirements, including both principal and interest

•      Repurchases of our shares pursuant to our Share Repurchase Plan

The sources and uses of cash for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012	$ Change
Net cash provided by operating activities	$4,024	$7,395	$(3,371)
Net cash used in investing activities	(1,639)	(3,803)	2,164
Net cash provided by (used in) financing activities	13,939	(1,405)	15,344

Cash provided by operating activities decreased by $3,371 for the three months ending March 31, 2013, as compared to the same period in 2012. An increase of $812 in cash from operating activities is primarily related to consolidation of 111 Sutter Street on December 4, 2012. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable, and accounts payable and other accrued expenses. These changes in our working capital caused a decrease to cash provided by operating activities of $4,183 between the three months ended March 31, 2013 and the same period in 2012, primarily related to lower accrued real estate taxes and accrued interest.
Cash used in investing activities decreased by $2,164 for the three months ending March 31, 2013, as compared to the same period in 2012. The overall decrease was primarily related to decreased funding of loan escrows, totaling $2,545 between the three months ended March 31, 2013 and the same period in 2012. The decrease was slightly offset by increased spending for capital improvements and leasing commissions during 2013 of $381.

Cash provided by financing activities increased by $15,344 for the three months ended March 31, 2013 as compared to the same period in 2012. The increase is primarily related to the issuance of common stock of $30,962. Partially offsetting the increase are increased principal payments on mortgage loans and other debt payable of $12,432 principally related to the retirement of the seller financing note payable from the acquisition of 111 Sutter Street. We expect to continue to raise capital from the Offering and will use portions of the capital raise to acquire new properties, retire debt and repurchase common stock.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at March 31, 2013 and December 31, 2012 for such debt. The unconsolidated debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.
Consolidated Debt

	March 31, 2013		December 31, 2012
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$476,821	5.46%	$479,206	5.59%
Variable (1)	—	—	12,000	4.75
Total	$476,821	5.46%	$491,206	5.57%

(1)	On January 31, 2013, we extinguished the remaining balance on the $12,000 variable rate note payable related to our purchase of 111 Sutter Street.
Unconsolidated Debt

	March 31, 2013		December 31, 2012
	Pro-rata share of Principal Balance	Weighted Average Interest Rate	Pro-rata share of Principal Balance	Weighted Average Interest Rate
Fixed	$39,345	5.63%	$39,724	5.63%
Variable	—	—	—	—
Total	$39,345	5.63%	$39,724	5.63%
Contractual Cash Obligations and Commitments
The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the 15 buildings in the portfolio is capped individually pursuant to each loan agreement. At March 31, 2013, we had approximately $1,255 deposited in this escrow, and we expect to fund $529 during the remainder of 2013. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At March 31, 2013, our capital account escrow account balance was $125. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, on a monthly basis, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated real estate taxes and insurance premium. At March 31, 2013, our real estate tax and insurance escrow balance was $894. We expect to fund the loan escrows from property operations.
The mortgage loan extension signed on August 31, 2011 collateralized by Monument IV at Worldgate, requires us to reserve all rental payments received from any tenant of the building to be used for leasing costs and real estate taxes. As of March 31, 2013, cash totaling $7,484 had been reserved. We are also required to deposit $550 quarterly into the reserve which we expect to fund from cash on hand. The lender will return the reserve to us if no default has occurred and remains outstanding and the space has been leased.
The debt associated with six of our student-oriented apartment communities requires that we deposit a total of $224 per year into a replacement reserve to fund future furniture replacement costs. As of March 31, 2013, we had $258 deposited into this escrow. We expect to fund the loan escrows from property operations. These reserve accounts allow us to withdraw funds as we incur costs related to furniture replacement.

As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to provide notice to us of its desire to expand at any time prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of March 31, 2013, we had not received an expansion notice from the tenant.
Off Balance Sheet Arrangements
At March 31, 2013 and December 31, 2012, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.
Distributions to Stockholders
To remain qualified as a REIT for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of ordinary taxable income to stockholders.
The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of our board of directors regarding distributions:

•	scheduled increases in base rents of existing leases;

•	changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases;

•	changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties;

•	necessary capital improvement expenditures or debt repayments at existing properties; and

•	our share of distributions of operating cash flow generated by the unconsolidated real estate affiliate, less management costs and debt service on additional loans that have been or will be incurred.
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
We are subject to market risk associated with changes in interest rates in terms of the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of March 31, 2013, we had consolidated debt of $476,821, none of which was variable-rate debt. Including the $1,352 net premium on the assumption of debt, we had consolidated debt of $478,173 at March 31, 2013.
As of December 31, 2012, we had consolidated debt of $491,206, which included $12,000 of variable-rate debt. Including the $1,779 net discount on the assumption of debt, we had consolidated debt of $492,985 at December 31, 2012. None of the variable-rate debt was subject to interest rate swap or cap agreements. A 25 basis point movement in the interest rate on the $12,000 of variable-rate debt would have resulted in an approximately $30 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
Our Unconsolidated Property is financed with fixed-rate debt; therefore we are not subject to interest rate exposure at this property, except to the extent changes in interest rates impact the fair value of our fixed-rate financing as discussed below.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2013, the fair value of our mortgage notes payable was estimated to be approximately $19,177 higher than the carrying value of $476,821. If treasury rates were 25 basis points higher at March 31, 2013, the fair value of our mortgage notes payable would have been approximately $15,188 higher than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the three months ended March 31, 2013 and 2012, we recognized a foreign currency translation loss of $218 and a gain of $182, respectively. At March 31, 2013, a 10% unfavorable exchange rate movement would have caused our $218 foreign currency translation loss to be increased by $753 resulting in a foreign currency translation loss of approximately $971.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The most significant risk factors applicable to the Company are described in Item 1A of our 2012 Form 10-K. There have been no material changes from those previously-disclosed risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2013, we did not repurchase any shares under the share repurchase plan or issue any securities that were not registered under the Securities Act.
On October 1, 2012, our registration statement on Form S-11 (File No. 333-177963), covering our Offering of up to $3,000,000 of shares of common stock, of which $2,700,000 of shares of common stock would be offered pursuant to our primary offering and $300,000 of shares of common stock would be offered pursuant to our distribution reinvestment plan, was declared effective under the Securities Act. We commenced the Offering on the same date. The per share price for each class equals the daily NAV per share for such class, plus, for Class A shares only, applicable selling commissions, with discounts available to certain categories of purchasers.
As of March 31, 2013, we have sold the following common shares and raised the following proceeds in connection with the Offering:

	Shares	Proceeds
Primary Offering
Class A Shares	5,792,896	$59,323
Class M Shares	948,935	9,646
Distribution Reinvestment Plan
Class A Shares	31,671	318
Class M Shares	688	7
Total	6,774,190	$69,294
As of March 31, 2013, we incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Cost	Amount
Offering costs to related parties (1)	$4,068

(1)	Comprised of $318 in selling commissions, $91 in dealer manager fees, $75 in distribution fees and $3,584 in other offering costs. $481 of these costs have been reallowed to third parties.
From the commencement of the Offering through March 31, 2013, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $66,363. From the commencement of the Offering through March 31, 2013, net proceeds from our Offering have been allocated to reduce borrowings by $36,088, purchase of interest in real estate of $10,000 and increase our working capital by approximately $20,275.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 9, 2013	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*    Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.