Form 10-Q
period 2013-06-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2013-08-08
CIK 1314152

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
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on August 8, 2013 were 26,444,843 shares of Class E Common Stock, 10,425,137 shares of Class A Common Stock, and 1,791,607 shares of Class M Common Stock.
______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $32,593 and $32,593, respectively)	$135,192	$126,555
Buildings and equipment (including from VIEs of $230,638 and $232,423, respectively)	719,041	669,901
Less accumulated depreciation (including from VIEs of $(28,452) and $(28,027) respectively)	(88,181)	(82,428)
Net property and equipment	766,052	714,028
Investment in unconsolidated real estate affiliate	19,895	19,988
Net investments in real estate	785,947	734,016
Cash and cash equivalents (including from VIEs of $2,626 and $2,500, respectively)	20,769	36,986
Restricted cash (including from VIEs of $3,639 and $3,051, respectively)	10,719	15,880
Tenant accounts receivable, net (including from VIEs of $1,674 and $1,203, respectively)	2,437	1,825
Deferred expenses, net (including from VIEs of $619 and $783, respectively)	6,747	6,208
Acquired intangible assets, net (including from VIEs of $4,293 and $4,548, respectively)	37,342	41,125
Deferred rent receivable, net (including from VIEs of $833 and $1,074, respectively)	6,306	4,575
Prepaid expenses and other assets (including from VIEs of $764 and $364, respectively)	3,122	1,419
TOTAL ASSETS	$873,389	$842,034
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $185,861 and $187,234, respectively)	$459,547	$492,985
Accounts payable and other accrued expenses (including from VIEs of $2,056 and $2,953, respectively)	21,154	15,615
Distributions payable	3,509	2,975
Accrued interest (including from VIEs of $880 and $909, respectively)	1,813	2,033
Accrued real estate taxes (including from VIEs of $1,939 and $638, respectively)	3,184	937
Advisor fees payable	385	324
Acquired intangible liabilities, net	5,577	10,080
TOTAL LIABILITIES	495,169	524,949
Commitments and contingencies
Equity:
Class E common stock: $0.01 par value; 200,000,000 shares authorized; 26,444,843 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	264	264
Class A common stock: $0.01 par value; 400,000,000 shares authorized; 9,320,989 and 3,612,169 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	93	36
Class M common stock: $0.01 par value; 400,000,000 shares authorized; 1,629,313 and 104,282 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	16	1
Additional paid-in capital (net of offering costs of $6,549 and $3,219 as of June 30, 2013 and December 31, 2012, respectively)	582,930	512,383
Accumulated other comprehensive income	13	542
Distributions to stockholders	(97,392)	(90,691)
Accumulated deficit	(118,098)	(115,851)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	367,826	306,684
Noncontrolling interests	10,394	10,401
Total equity	378,220	317,085
TOTAL LIABILITIES AND EQUITY	$873,389	$842,034
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
$ in thousands, except per share amounts
(Unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Revenues:
Minimum rents	$19,762	$15,921	$42,533	$32,307
Tenant recoveries and other rental income	5,459	3,480	9,058	6,983
Total revenues	25,221	19,401	51,591	39,290
Operating expenses:
Real estate taxes	2,552	2,223	5,007	4,402
Property operating	6,609	5,563	12,691	10,907
Net (recovery of) provision for doubtful accounts	(7)	35	(169)	152
Advisor fees	1,121	572	2,107	1,302
Company level expenses	606	688	999	1,339
General and administrative	399	344	796	543
Depreciation and amortization	6,798	4,997	19,189	10,004
Total operating expenses	18,078	14,422	40,620	28,649
Operating income	7,143	4,979	10,971	10,641
Other income and (expenses):
Interest expense	(6,419)	(6,415)	(12,878)	(13,317)
Debt modification expenses	—	—	(182)	—
Equity in loss of unconsolidated affiliates	(71)	(416)	(92)	(240)
Total other income and (expenses)	(6,490)	(6,831)	(13,152)	(13,557)
Income (loss) from continuing operations	653	(1,852)	(2,181)	(2,916)
Discontinued operations:
Loss from discontinuing operations	—	(898)	—	(2,951)
Loss on sale of discontinued operations	—	(117)	—	(117)
Gain on transfer of property and extinguishment of debt	—	—	—	11,791
Total (loss) income from discontinued operations	—	(1,015)	—	8,723
Net income (loss)	653	(2,867)	(2,181)	5,807
Less: Net income attributable to the noncontrolling interests	(27)	(45)	(66)	(137)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	626	(2,912)	(2,247)	5,670
Net income (loss) from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.02	$(0.08)	$(0.07)	$(0.13)
Total (loss) income from discontinued operations per share-basic and diluted	$—	$(0.04)	$—	$0.36
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.02	$(0.12)	$(0.07)	$0.23
Weighted average common stock outstanding-basic and diluted	35,343,798	24,022,500	33,445,787	24,008,932
Other comprehensive (loss) income:
Foreign currency translation adjustment	(311)	(205)	(529)	(23)
Total other comprehensive (loss) income	(311)	(205)	(529)	(23)
Net comprehensive income (loss)	$315	$(3,117)	$(2,776)	$5,647
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts
(Unaudited)

	Common Stock Class E		Common Stock Class A		Common Stock Class M		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2013	26,444,843	$264	3,612,169	$36	104,282	$1	$512,383	$542	$(90,691)	$(115,851)	$10,401	$317,085
Issuance of common stock	—	—	5,734,868	57	1,521,031	15	74,102	—	—	—	—	74,174
Repurchase of shares	—	—	(26,048)	—	—	—	(266)	—	—	—	—	(266)
Offering costs	—	—	—	—	—	—	(3,330)	—	—	—	—	(3,330)
Stock based compensation	—	—	—	—	4,000	—	41	—	—	—	—	41
Net (loss) income	—	—	—	—	—	—	—	—	—	(2,247)	66	(2,181)
Other comprehensive loss	—	—	—	—	—	—	—	(529)	—	—	—	(529)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	208	208
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(281)	(281)
Distributions declared ($0.10) per share	—	—	—	—	—	—	—	—	(6,701)	—	—	(6,701)
Balance, June 30, 2013	26,444,843	$264	9,320,989	$93	1,629,313	$16	$582,930	$13	$(97,392)	$(118,098)	$10,394	$378,220

	Common Stock Class E		Common Stock Class A		Common Stock Class M		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2012	23,995,352	$41	—	—	—	—	$453,861	$322	$(80,636)	$(153,327)	$10,818	$231,079
Contributions	41,752	1	—	—	—	—	398	—	—	—	—	399
Net income	—	—	—	—	—	—	—	—	—	5,670	137	5,807
Other comprehensive income	—	—	—	—	—	—	—	(23)	—	—	—	(23)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	109	109
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(305)	(305)
Distributions declared ($0.09506) per share	—	—	—	—	—	—	—	—	(4,566)	—	—	(4,566)
Balance, June 30, 2012	24,037,104	$42	—	—	—	—	$454,259	$299	$(85,202)	$(147,657)	$10,759	$232,500
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts
(Unaudited)

		Six months ended June 30, 2013	Six months ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income		$(2,181)	$5,807
Adjustments to reconcile (loss) income to net cash provided by operating activities:
Depreciation (including discontinued operations)		8,548	8,227
Amortization of in-place lease intangible assets (including discontinued operations)		10,189	2,352
Amortization of net above-and below-market in-place leases (including discontinued operations)		(4,303)	(363)
Amortization of financing fees (including discontinued operations)		402	656
Amortization of debt premium and discount (including discontinued operations)		(471)	(107)
Amortization of lease commissions (including discontinued operations)		452	515
Loss on sale of discontinued operations		—	117
Gain on transfer of property and extinguishment of debt (including discontinued operations)		—	(11,791)
Net (recovery of) provision for doubtful accounts (including discontinued operations)		(169)	183
Straight line rent (including discontinued operations)		(1,746)	(96)
Impairment of real estate (including discontinued operations)		—	913
Equity in loss of unconsolidated affiliates		92	240
Net changes in assets and liabilities:
Tenant accounts receivable		(439)	409
Prepaid expenses and other assets		(564)	(208)
Advisor fees payable		61	171
Accounts payable and other accrued expenses		167	5,460
Net cash provided by operating activities		10,038	12,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investment	`	(58,820)	—
Proceeds from sale of real estate investments, net		—	5,120
Capital improvements and lease commissions		(5,633)	(3,959)
Loan escrows		5,161	(4,882)
Net cash used in investing activities		(59,292)	(3,721)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		72,451	—
Repurchase of shares		(266)	—
Offering costs		(1,620)	—
Distributions to stockholders		(5,544)	(1,882)
Distributions paid to noncontrolling interests		(281)	(305)
Contributions received from noncontrolling interests		208	109
Draws on credit facility		7,000	—
Proceeds from mortgage notes		12,000	—
Debt issuance costs		(472)	—
Principal payments on mortgage notes and other debt payable		(50,384)	(2,750)
Net cash provided by (used in) financing activities		33,092	(4,828)
Net (decrease) increase in cash and cash equivalents		(16,162)	3,936
Effect of exchange rates		(55)	(11)
Cash and cash equivalents at the beginning of the period		36,986	28,033
Cash and cash equivalents at the end of the period		$20,769	$31,958
Supplemental disclosure of cash flow information:
Interest paid		$13,173	$14,119

Non-cash activities:
Write-offs of receivables	$249	$82
Write-offs of retired assets	10,250	2,125
Change in liability for capital expenditures	6,142	85
Liabilities assumed at acquisition	(123)	—
Stock issued through dividend reinvestment plan	623	399
Stock based compensation	41	—
Change in issuance of common stock receivable	1,141	—
Change in accrued offering costs	1,710	—
Distribution payable	3,509	2,285
Transfers of property in extinguishment of debt settlement	—	41,834
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

Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valuation perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office and retail properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and securities. We were originally incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of June 30, 2013, we owned (i) interests in a total of 34 consolidated properties located in ten states and one in Canada and (ii) an interest in one unconsolidated property located in the United States.

From our inception to October 1, 2012, we raised proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-11 (Commission File No. 333-177963) (the "Registration Statement") with respect to our continuous public offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Offering"). In order to facilitate the Offering, on September 27, 2012, with the approval of our stockholders, we amended and restated our charter to, among other things, (i) designate our outstanding common stock as Class E common stock, (ii) create two new classes of common stock, Class A and Class M, and (iii) make certain additional changes requested by state securities administrators. We also amended and restated our bylaws on September 27, 2012 in connection with the Registration Statement being declared effective by the SEC. Additionally, on October 1, 2012, we effected a stock dividend for all Class E shares at a ratio of 4.786-to-1 in order to achieve a net asset value ("NAV") per share for each of the Class A, Class M and Class E shares of $10.00 as of the date we commenced the Offering. Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("Jones Lang LaSalle" or our "Sponsor"), have invested an aggregate of $60,200 through purchases of shares of our Class E common stock. As of June 30, 2013, 26,444,843 shares of Class E common stock, 9,320,989, shares of Class A common stock and 1,629,313 shares of Class M common stock were outstanding and held by a total of 2,703 stockholders.
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
LaSalle acts as our advisor pursuant to the amended and restated advisory agreement between the Company and LaSalle, which became effective on October 1, 2012 (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle, a New York Stock Exchange-listed global real estate, investment management firm. We have no employees as all operations are managed by our Advisor. We have executive officers, but they are employees of and compensated by our Advisor.
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
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and non-controlling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of June 30, 2013, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 is unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At June 30, 2013 and December 31, 2012, our allowance for doubtful accounts was $152 and $570, respectively.
Deferred Expenses
Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at June 30, 2013 and December 31, 2012 was $4,025 and $4,013, respectively.
Acquisitions
We have allocated purchase price to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $22,505 and $26,515 at June 30, 2013 and December 31, 2012, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $2,582 and $5,465 at June 30, 2013 and December 31, 2012, respectively, on the accompanying Consolidated Balance Sheets.
Fair Value Disclosure
The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. Market information as available or present value techniques have been utilized to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable, including our line of credit which was entered into at market rates, using level two inputs was approximately $4,708 higher and $17,136 higher than the aggregate carrying amounts at June 30, 2013 and December 31, 2012, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office and retail property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. The consolidated properties acquired by the Company during 2013 are as follows:

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Gross Acquisition Price
Joliet Distribution Center	Industrial	442,000	Joliet, IL	100%	June 26, 2013	$21,000
Suwanee Distribution Center	Industrial	559,000	Atlanta, GA	100%	June 28, 2013	37,943

We allocated the purchase price of our 2013 acquisitions in accordance with authoritative guidance as follows:

2013 Acquisitions
Land	$8,955
Building and equipment	43,360
In-place lease intangible	6,554
Above-market lease intangible	103
Below-market lease intangible	(29)
$58,943
Weighted average amortization period for intangible assets and liabilities	2 - 10 years

The following table summarizes the loss from discontinued operations for Georgia Door Sales Distribution Center, Metropolitan Park North and Marketplace at Northglenn for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012	Six months ended June 30, 2012
Total revenue	$1,863	$4,896
Real estate taxes	(327)	(778)
Property operating	(236)	(669)
Provision for doubtful accounts	7	(31)
General and administrative	(16)	(103)
Net provision for impairment	—	(913)
Depreciation and amortization	(326)	(1,090)
Interest expense	(1,863)	(4,263)
Loss from discontinued operations	$(898)	$(2,951)

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES
We own a 46.5% interest in Legacy Village. On December 4, 2012, we acquired the remaining 20% interest in 111 Sutter Street. We had previously owned a majority, but non-controlling, interest in 111 Sutter Street from March 29, 2005 through December 4, 2012. The following table summarizes financial information for our unconsolidated real estate affiliate:
Summarized Combined Balance Sheets - Unconsolidated Real Estate Affiliate

	June 30, 2013	December 31, 2012
Total assets	$102,394	$104,882
Total liabilities	$88,947	$91,176
Members’ equity	13,447	13,706
Total liabilities and members' equity	$102,394	$104,882

Company Investment in Unconsolidated Real Estate Affiliate

	June 30, 2013	December 31, 2012
Members’ equity	$13,447	$13,706
Less: other members’ equity	(8,303)	(8,442)
Basis differential in investment in unconsolidated real estate affiliates, net (1)	14,751	14,724
Investments in unconsolidated real estate affiliates	$19,895	$19,988

(1)
The basis differential in investment in the equity of the unconsolidated real estate affiliate is attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus our own acquisition costs for Legacy Village. We amortize the basis differential over the lives of the related assets and liabilities that make up the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land is not subject to amortization.

Summarized Combined Statements of Operations - Unconsolidated Real Estate Affiliates

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Total revenues	$4,521	$6,390	$9,054	$13,058
Total operating expenses	3,498	4,989	6,890	9,054
Operating income	1,023	1,401	2,164	4,004
Total other expenses	1,205	2,028	2,423	4,070
Net loss	$(182)	$(627)	$(259)	$(66)
Company Equity in Income of Unconsolidated Real Estate Affiliates

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Net loss of unconsolidated real estate affiliates	$(182)	$(627)	$(259)	$(66)
Other members’ share of net loss (income)	98	224	140	(178)
Adjustments and other expenses	13	(10)	27	10
Other expense from unconsolidated real estate affiliates	—	(3)	—	(6)
Company equity in loss of unconsolidated real estate affiliates	$(71)	$(416)	$(92)	$(240)

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Property	Maturity/Extinguishment Date	Interest Rate	Amount payable as of
			June 30, 2013	December 31, 2012
Mortgage notes payable (1) (2)	July 2013 - March 2027	2.94% - 6.14%	$451,239	$479,206
Line of credit	June 2015	2.70%	7,000	—
Other debt payable (3)	January 2013	4.75%	—	12,000
Mortgage notes and other debt payable			458,239	491,206
Net debt premium on assumed debt			1,308	1,779
Mortgage notes and other debt payable, net			$459,547	$492,985

(1)
On June 20, 2013, we entered into a $12,000 mortgage note payable secured by 4001 North Norfleet Road. The note matures February 1, 2017 and has a floating interest rate equal to LIBOR plus 2.75% (2.94% at June 30, 2013).

(2)
On July 1, 2013, we retired the mortgage note payable on 36 Research Park Drive. The outstanding balance on the mortgage note payable, including accrued interest, was approximately $10,650,000. We negotiated a discounted payoff in the amount of $9,500.

(3)	The seller of 111 Sutter Street provided short-term financing at closing at the prime rate (3.25% at December 31, 2012) plus 150 basis points. In January 2013, we retired the $12,000 note payable.

Aggregate principal payments of mortgage notes payable as of June 30, 2013 are as follows:

Year	Amount
2013	$56,686
2014	138,857
2015	24,452
2016	33,530
2017	112,621
Thereafter	85,093
Total	$451,239

Line of Credit
On June 25, 2013, we entered into a $40,000 revolving line of credit agreement with Bank of America, N.A. to cover short-term capital needs for new property acquisitions and working cash. The line of credit has a two year term and bears interest based on LIBOR plus a spread ranging from 1.50% to 2.75% depending on the Company's leverage ratio (2.25% spread at June 30, 2013). We may not draw funds on our line of credit if we experience a Material Adverse Effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities, or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of June 30, 2013, there were no material adverse effects. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service ratio as well as minimum amounts of equity and liquidity.
At June 30, 2013, we were in compliance with all debt covenants.
NOTE 6—COMMON STOCK
We have three classes of common stock outstanding as of June 30, 2013. Our previously existing class of undesignated common stock was designated as Class E common stock on September 27, 2012. The outstanding shares of Class E common stock will convert to Class M common stock on October 1, 2013. We will not issue any additional shares of Class E common stock. Shares of Class A and M common stock are currently being sold under our continuous public Offering. The fees payable to our dealer manager with respect to each outstanding share of each class, as a percentage of NAV, are as follows:

	Selling Commission	Dealer Manager Fee	Distribution Fee
Class A Shares	up to 3.5%	0.55%	0.50%
Class M Shares	None	0.55%	None
Class E Shares	None	None	None
The selling commission, dealer manager fee and distribution fee are offering costs and are recorded as a reduction of capital in excess of par value.
Stock Issuances
The stock issuances for our three classes of shares for the six months ended June 30, 2013 and for the year ended December 31, 2012 were as follows:

	Six months ended		Year ended
	June 30, 2013		December 31, 2012
	# of shares	Amount	# of shares	Amount
Class A Shares	5,734,868	$58,692	3,612,169	$37,035
Class M Shares	1,525,031	15,523	104,282	1,057
Class E Shares (1)	—	—	5,202,625	50,794
Total		$74,215		$88,886
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
Share Repurchase Plan
On October 1, 2012, we adopted a new share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of Class A and Class M common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter with certain limitations based on the size of the capital raise in our Offering. Class E shares are not eligible to participate in the share repurchase plan. For the three and six months ended June 30, 2013, we repurchased 26,048 shares of Class A common stock that were issued through our distribution reinvestment plan.
Distribution Reinvestment Plan
From January 1, 2012 through September 30, 2012, we issued 82,270 shares of common stock for approximately $794 pursuant to our dividend reinvestment plan that was in effect prior to the commencement of the Offering on October 1, 2012. On October 1, 2012, we terminated our existing dividend reinvestment plan and adopted a new distribution reinvestment plan whereby Class A and Class M shares may elect to have their cash distributions reinvested in additional shares of our Common Stock at the NAV per share on the distribution date. Class E shares are not eligible to participate in the distribution reinvestment plan. For the six months ended June 30, 2013, we issued 52,291 and 9,229 shares of Class A and Class M Common Stock, respectively, for $623 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 35,343,798 and 33,445,787 for the three and six months ended June 30, 2013 and 24,022,500 and 24,008,932 for the three and six months ended June 30, 2012, respectively. We have no dilutive or potentially dilutive securities. The computations of basic and diluted EPS were adjusted retroactively for all periods presented to reflect the stock dividend that occurred on October 1, 2012.

Organization and Offering Costs
Organization and offering expenses include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through October 1, 2012, which is the date the SEC declared our registration statement effective, following which time we commenced reimbursing LaSalle over 36 months for organization and offering expenses incurred prior to the commencement date. Following the Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering expenses incurred during the Offering period (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred. After the termination of the Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of our gross proceeds from the Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of June 30, 2013 and December 31, 2012, LaSalle had paid $4,211 and $2,719, respectively, of organization and offering expenses on our behalf which we had not reimbursed. These costs are included in Accounts payable and other accrued expenses.
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
The fixed advisory fee for the three and six months ended June 30, 2013 was $1,121 and $2,107, respectively. The fixed management and advisory fees for the three and six months ended June 30, 2012 were $488 and $971, respectively. The fixed advisory fees payable at June 30, 2013 and December 31, 2012 was $385 and $324, respectively. The variable fee for the three and six months ended June 30, 2012 was $84 and $331, respectively. No variable fee expense was included in Advisor fees payable at December 31, 2012. No performance fee was earned for the three and six months ended June 30, 2013.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management and leasing services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three and six months ended June 30, 2013, we paid JLL Americas $52 and $104, respectively. For the three and six months ended June 30, 2012, we paid JLL Americas $50 and $90, respectively. During the three months ended June 30, 2013, we paid JLL Americas $100 in loan placement fees related to the mortgage debt on 4001 North Norfleet and the line of credit.
LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, is the dealer manager (the “Dealer Manager”) for our Offering. For the three and six months ended June 30, 2013, we paid the Dealer Manager selling commissions, dealer manager fees and distribution fees totaling $535 and $853, respectively. A majority of the selling commissions, dealer manager fees and distribution fees are reallowed to participating broker-dealers.
As of June 30, 2013, we owed $4,211 for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accounts payable and other accrued expenses at June 30, 2013.

NOTE 8—COMMITMENTS AND CONTINGENCIES
The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the 15 buildings in the portfolio is capped individually pursuant to each loan agreement. At June 30, 2013, we had approximately $1,217 deposited in this escrow, and we expect to fund $348 during the remainder of 2013. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At June 30, 2013, our capital account escrow account balance was $163. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, on a monthly basis, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated real estate taxes and insurance premium. At June 30, 2013, our real estate tax and insurance escrow balance was $693. We expect to fund the loan escrows from property operations.
As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to provide notice to us of its desire to expand at any time prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of June 30, 2013, we had not received an expansion notice from the tenant.
NOTE 9—SEGMENT REPORTING
We have four operating segments: apartment properties, industrial properties, office properties, and retail properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by reportable operating segment and reconciled to income (loss) from continuing operations as of and for the three and six months ended June 30, 2013 and 2012.

	Apartments	Industrial	Office	Retail	Total

Assets as of June 30, 2013	$231,089	$102,453	$422,625	$90,555	$846,722
Assets as of December 31, 2012	$232,387	$43,867	$429,407	$91,222	$796,883

Three Months Ending June 30, 2013
Revenues:
Minimum rents	$7,844	$1,051	$9,366	$1,501	$19,762
Tenant recoveries and other rental income	448	212	4,236	563	5,459
Total revenues	$8,292	$1,263	$13,602	$2,064	$25,221
Operating expenses:
Real estate taxes	$843	$166	$1,190	$353	$2,552
Property operating	3,229	30	3,043	307	6,609
(Recovery of) provision for doubtful accounts	47	—	(56)	2	(7)
Total segment operating expenses	$4,119	$196	$4,177	$662	$9,154
Operating income - Segments	$4,173	$1,067	$9,425	$1,402	$16,067

Capital expenditures by segment	$596	$7	$3,709	$74	$4,386

Reconciliation to income from continuing operations
Operating income - Segments					$16,067
Advisor fees					1,121
Company level expenses					606
General and administrative					399
Depreciation and amortization					6,798
Operating income					$7,143
Other income and (expenses):
Interest expense					$(6,419)
Equity in loss of unconsolidated affiliates					(71)
Total other income and (expenses)					$(6,490)
Income from continuing operations					$653

Reconciliation to total consolidated assets as of June 30, 2013
Assets per reportable segments					$846,722
Corporate level assets					26,667
Total consolidated assets					$873,389

Reconciliation to total consolidated assets as of December 31, 2012
Assets per reportable segments					$796,883
Corporate level assets					45,151
Total consolidated assets					$842,034

	Apartments	Industrial	Office	Retail	Total
Three Months Ended June 30, 2012
Revenues:
Minimum rents	$7,757	$1,026	$5,661	$1,477	$15,921
Tenant recoveries and other rental income	469	233	2,259	519	3,480
Total revenues	$8,226	$1,259	$7,920	$1,996	$19,401
Operating expenses:
Real estate taxes	$796	$195	$941	$291	$2,223
Property operating	3,129	87	2,024	323	5,563
Provision for doubtful accounts	19	—	16	—	35
Total segment operating expenses	$3,944	$282	$2,981	$614	$7,821
Operating income - Segments	$4,282	$977	$4,939	$1,382	$11,580

Capital expenditures by segment	$552	$26	$1,370	$76	$2,024

Reconciliation to income from continuing operations
Operating income - Segments					$11,580
Advisor fees					572
Company level expenses					688
General and administrative					344
Depreciation and amortization					4,997
Operating income					$4,979
Other income and (expenses):
Interest expense					$(6,415)
Equity in income of unconsolidated affiliates					(416)
Total other income and (expenses)					$(6,831)
Loss from continuing operations					$(1,852)

	Apartments	Industrial	Office	Retail	Total
Six Months Ending June 30, 2013
Revenues:
Minimum rents	$15,849	$2,084	$21,567	$3,033	$42,533
Tenant recoveries and other rental income	811	386	6,736	1,125	9,058
Total revenues	$16,660	$2,470	$28,303	$4,158	$51,591
Operating expenses:
Real estate taxes	$1,684	$327	$2,368	$628	$5,007
Property operating	6,414	57	5,641	579	12,691
Provision for doubtful accounts	97	—	(301)	35	(169)
Total segment operating expenses	$8,195	$384	$7,708	$1,242	$17,529
Operating income - Segments	$8,465	$2,086	$20,595	$2,916	$34,062

Capital expenditures by segment	$959	$41	$10,166	$74	$11,240

Reconciliation to income from continuing operations
Operating income - Segments					$34,062
Advisor fees					2,107
Company level expenses					999
General and administrative					796
Depreciation and amortization					19,189
Operating income					$10,971
Other income and (expenses):
Interest expense					$(12,878)
Debt modification expenses					(182)
Equity in loss of unconsolidated affiliates					(92)
Total other income and (expenses)					$(13,152)
Loss from continuing operations					$(2,181)

	Apartments	Industrial	Office	Retail	Total
Six Months Ended June 30, 2012
Revenues:
Minimum rents	$15,758	$2,073	$11,482	$2,994	$32,307
Tenant recoveries and other rental income	849	480	4,624	1,030	6,983
Total revenues	$16,607	$2,553	$16,106	$4,024	$39,290
Operating expenses:
Real estate taxes	$1,532	$389	$1,899	$582	$4,402
Property operating	6,177	114	4,005	611	10,907
Provision for doubtful accounts	23	—	106	23	152
Total segment operating expenses	$7,732	$503	$6,010	$1,216	$15,461
Operating income - Segments	$8,875	$2,050	$10,096	$2,808	$23,829

Capital expenditures by segment	$786	$26	$2,550	$83	$3,445

Reconciliation to income from continuing operations
Operating income - Segments					$23,829
Advisor fees					1,302
Company level expenses					1,339
General and administrative					543
Depreciation and amortization					10,004
Operating income					$10,641
Other income and (expenses):
Interest expense					$(13,317)
Equity in income of unconsolidated affiliates					(240)
Total other income and (expenses)					$(13,557)
Loss from continuing operations					$(2,916)

NOTE 10—DISTRIBUTIONS PAYABLE

On May 7, 2013, our board of directors declared for the second quarter of 2013 a gross dividend in the amount of $0.10 per share to holders of each class of our common stock of record as of June 27, 2013. The dividend was paid on August 2, 2013. Class E stockholders received $0.10 per share. Class A and Class M stockholders received $0.10 per share less applicable class-specific per share fees resulting in a net dividend of $0.07818 and $0.08881, respectively.

NOTE 11—SUBSEQUENT EVENTS
On July 1, 2013, we retired the mortgage note payable on 36 Research Park Drive. The outstanding balance on the mortgage note payable, including accrued interest, was approximately $10,650. We negotiated a discounted payoff in the amount of $9,500, which was funded with a $7,000 draw on our line of credit and cash on hand. The discounted payoff will be reflected as a gain on extinguishment of debt. As a result, we own the property free and clear of mortgage debt.
On August 6, 2013, our board of directors approved a gross dividend for the third quarter of 2013 of $0.10 per share to stockholders of record as of September 27, 2013, payable on November 1, 2013. Class E stockholders receive $0.10 per share. Class A and Class M stockholders will receive $0.10 per share less applicable class-specific fees.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of June 30, 2013, were comprised of:
Apartments

•	Station Nine Apartments,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.
Industrial

•	105 Kendall Park Lane,

•	4001 North Norfleet Road,

•	Joliet Distribution Center and

•	Suwanee Distribution Center.
Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	the Dignity Health Office Portfolio,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	Canyon Plaza and

•	Railway Street Corporate Centre.
Retail

•	Stirling Slidell Shopping Centre and

•	The District at Howell Mill.
Our Unconsolidated Property, owned through a joint venture arrangement as of June 30, 2013, refers to Legacy Village. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio.”
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

We seek to minimize risk and maintain stability of income and principal value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the Company Portfolio. Our diversification goals also take into account investing in sectors or regions we believe will create returns consistent with our investment objectives. Under normal conditions, we intend to pursue investments principally in well-located, well-leased assets within the apartment, industrial, office and retail sectors. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the geographic areas considered for investment. When consistent with our investment objectives, we also seek to maximize the tax efficiency of our investments through like-kind exchanges and other tax planning strategies.
The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. These tables provide examples of how our Advisor evaluates the Company Portfolio when making investment decisions.

Property Sector Diversification
Estimated Percent of Fair Value as of June 30, 2013

	Consolidated Properties	Unconsolidated Property	Consolidated and Unconsolidated Properties
Apartment	26%	—	23%
Industrial	14%	—	13%
Office	51%	—	47%
Retail	9%	100%	17%
Geographic Region Diversification
Estimated Percent of Fair Value as of June 30, 2013

	Consolidated Properties	Unconsolidated Property	Consolidated and Unconsolidated Properties
West	36%	—	32%
South	31%	—	29%
East	15%	—	14%
Midwest	13%	100%	20%
International	5%	—	5%

Seasonality
For our six student-oriented apartment communities, the majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In certain cases we enter into leases for less than the full academic year, including nine-month or shorter-term leases. As a result, cash flows may be reduced during the summer months at properties having lease terms shorter than 12 months. The annual releasing cycle results in significant turnover in the tenant population from year to year. Accordingly, certain property revenues and operating expenses tend to be seasonal in nature, and therefore not incurred ratably over the course of the year. Prior to the commencement of each new lease period, mostly during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period, referred to as “Turn”, as we have no leases in place. In addition, during Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality impacts on our operating results during the second and third quarter of each year.
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
Critical Accounting Policies
The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three and six months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2012 Form 10-K.
Consolidated Properties
Consolidated Properties owned at June 30, 2013 are as follows:

					Percentage Leased as of June 30, 2013
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	98%
Cabana Beach San Marcos (1)(2)	San Marcos, TX	November 21, 2007	78	258,000	88
Cabana Beach Gainesville (1)(2)	Gainesville, FL	November 21, 2007	78	598,000	89
Campus Lodge Athens (1)(2)	Athens, GA	November 21, 2007	78	229,000	95
Campus Lodge Columbia (1)(2)	Columbia, MO	November 21, 2007	78	256,000	90
The Edge at Lafayette (1)(2)	Lafayette, LA	January 15, 2008	78	207,000	97
Campus Lodge Tampa (1)(2)	Tampa, FL	February 29, 2008	78	477,000	97
Industrial Segment:
105 Kendall Park Lane	Atlanta, GA	June 30, 2005	100	409,000	100
4001 North Norfleet Road	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	100
Suwanee Distribution Center	Atlanta, GA	June 28, 2013	100	559,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	83
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	93
Dignity Health Office Portfolio	CA and AZ	December 21, 2005	100	757,000	79
4 Research Park Drive	St. Charles, MO	June 13, 2007	100	60,000	100
36 Research Park Drive	St. Charles, MO	June 13, 2007	100	81,000	100
Canyon Plaza	San Diego, CA	June 26, 2007	100	199,000	59
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	90
Retail Segment:
Stirling Slidell Shopping Centre	Slidell, LA	December 14, 2006	100	139,000	80
The District at Howell Mill (3)	Atlanta, GA	June 15, 2007	87.85	306,000	98

(1)	This apartment property is located near a university, and during summer months the occupancy will fluctuate due to leasing efforts before the school year.

(2)	We own a 78% interest in the joint venture that owns a fee interest in this property.

(3)	We own an 87.85% interest in the joint venture that owns a fee interest in this property.

Unconsolidated Property
Unconsolidated Property owned at June 30, 2013 was:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased as of June 30, 2013
Legacy Village	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	94%

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our Consolidated Properties as of June 30, 2013:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	7	2,337,000	35%	93%	$15.38
Industrial (2)	4	2,112,000	32	100	2.11
Office	21	1,749,000	26	82	22.15
Retail	2	445,000	7	92	14.51
Total	34	6,643,000	100%	93%	$12.01

(1)	Amount calculated as in-place minimum base rent for all occupied space at June 30, 2013 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

(2)
Approximately 795,000 square feet of industrial square footage becomes rent bearing on August 1, 2013. The Average Minimum Base Rent per Occupied Square Foot for our industrial sector will be approximately $3.79 at that time.

The following table shows our operating statistics for our Unconsolidated Property as of June 30, 2013:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Retail	1	595,000	100%	94%	$21.32

(1)	Amount calculated as in-place minimum base rent for all occupied space at June 30, 2013 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of June 30, 2013, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $14.72 for our Consolidated Properties and $20.39
for our Unconsolidated Property.

Recent Events and Outlook
General Company and Market Commentary
On October 1, 2012, the SEC declared effective our registration statement on Form S-11 (File No. 333-177963) with respect to our continuous public Offering of up to $3,000,000 in any combination of Class A and Class M shares of Common Stock, consisting of up to $2,700,000 of shares in our primary Offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. We intend to offer shares of our Common Stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering, subject to regulatory approval. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of Common Stock, plus, for Class A shares only, applicable selling commissions. LaSalle Investment Management Distributors, LLC, our affiliate and the dealer manager of our Offering, has agreed to distribute shares of our Common Stock exclusively through Merrill Lynch, Pierce, Fenner & Smith Incorporated for up to one year following the Offering commencement date, subject to certain exceptions. We intend to use the net proceeds from the Offering, after we pay the fees and expenses attributable to the Offering and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
Using capital raised since our Offering went effective, we executed on a number of our key strategic initiatives during the six months ended June 30, 2013, including:

•	executed a new three year lease at Monument IV at Worldgate with Fannie Mae;

•	retired the remaining balance on the $12,000 note payable related to the December 2012 acquisition of 111 Sutter Street in San Francisco, California;

•	extended the maturity date and reduced our interest rate on the existing $53,922 mortgage loan for 111 Sutter Street;

•	retired the mortgage note payable on Monument IV at Worldgate, in the amount of $35,351 including accrued interest, in advance of its September 1, 2013 maturity date;

•	purchased Joliet Distribution Center for $21,000;

•	purchased Suwanee Distribution Center for $38,000; and

•	secured a $40,000 revolving credit facility.
Through these specific and other important accomplishments we continued to reduce our Company leverage ratio, increased cash reserves and provided cash flow to our stockholders through quarterly dividend payments.
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
We believe that our broadly diversified portfolio will benefit our stockholders by providing:

•	diversification of sources of income;

•	access to attractive real estate opportunities currently in the United States and, over time, around the world; and

•	exposure to a diversified basket of currencies, over time.
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
Our board of directors has adopted investment guidelines for our Advisor to implement and actively monitor in order to allow us to achieve and maintain diversification in our overall investment portfolio. Our board of directors formally reviews our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, more often as they deem appropriate. Our board of directors reviews the investment guidelines to ensure that the guidelines are being followed and are in the best interests of our stockholders.
After we have raised substantial proceeds in the Offering, and our total NAV has reached $800,000, which we refer to as our ramp-up period, we will seek to invest:

•	up to 80% of our assets in properties;

•	up to 25% of our assets in real estate-related assets; and

•	up to 15% of our assets in cash, cash equivalents and other short-term investments.
Notwithstanding the above, the actual percentage of our portfolio that is invested in each investment type may from time to time be outside these target levels due to numerous factors including, but not limited to, large inflows of capital over a short period of time, lack of attractive investment opportunities or increases in anticipated cash requirements for repurchase requests.
During the ramp-up period, we will balance the goals of achieving a more diversified portfolio and reducing our leverage. Our strategy to reduce leverage may include working aggressively with existing lenders to allow us to negotiate more favorable loan terms.
During the ramp-up period, we intend to use lower leverage, or in some cases possibly no leverage, to finance our new acquisitions in order to reduce our overall Company leverage. Our Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets), was 57% as of June 30, 2013, down from 63% at December 31,

2012 as a result of debt extinguishments, increasing property values and raising new equity. After the ramp-up period, we expect to maintain a targeted Company leverage ratio of between 30% and 50%.
2013 Key Initiatives
During 2013, we intend to use capital raised from our Offering to make new acquisitions that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well located, well leased industrial properties and grocery-anchored community oriented retail properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We also intend to use capital to repay or refinance loans in our existing portfolio in order to reduce our overall Company leverage and to take advantage of the current favorable interest rate environment.
In keeping with our strategy to repay or refinance our existing mortgage loans, we intend to retire loans when certain windows of prepayment allow us to pay them off without incurring prepayment penalties. We may also refinance properties with current rate mortgages at lower interest rates and loan to values. We also intend to use our revolving line of credit to allow us to more efficiently manage our cash flows.
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
On April 30, 2013, we retired the mortgage note payable on Monument IV at Worldgate in advance of its September 1, 2013 maturity date. The outstanding balance, including accrued interest, was approximately $35,351 which was funded with cash on hand. The loan had a 5.29% interest rate and its prepayment will save in excess of $1,850 in annual interest expense. As a result, we own the property free and clear of mortgage debt. This loan prepayment was in keeping with our objectives to deleverage our portfolio and further decreased our Company leverage.
On June 20, 2013, we entered into a $12,000 mortgage note payable on 4001 North Norfleet Road. The loan matures on February 1, 2017 and bears floating rate interest at a rate equal to LIBOR plus 2.75%. Proceeds of the loan were used for the property acquisitions made in June 2013.
On June 25, 2013, we entered into a $40,000 revolving line of credit agreement with Bank of America, N.A. The line of credit has a two year term and bears interest based on LIBOR plus a spread ranging from 1.50% to 2.75% depending on the Company's consolidated leverage ratio.
On June 26, 2013, we acquired Joliet Distribution Center, a 442,000 square foot industrial property located in Joliet, Illinois for approximately $21,000, using cash on hand. The property is 100% leased to two tenants with a weighted average remaining lease term of approximately six years.
On June 28, 2013, we acquired Suwanee Distribution Center, a 559,000 square foot industrial property located in suburban Atlanta, Georgia for approximately $38,000, using a $7,000 draw on our revolving line of credit and cash on hand. The property is 100% leased to Mitsubishi Electric & Electronics USA with a remaining lease term of 10 years.
On July 1, 2013, we retired the $10,650 mortgage note payable on 36 Research Park Drive. We negotiated a discounted payoff for the mortgage note in the amount of $9,500, using a $7,000 draw on our revolving line of credit and cash on hand. The loan had a 5.60% interest rate and its payoff will save in excess of $575 in annual interest expense. We now own the property free and clear of mortgage debt. This loan repayment was in keeping with our objectives to deleverage our portfolio and further decreased our Company leverage.

Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in loss of unconsolidated affiliates. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Company. We group our investments in real estate assets from continuing operations into four reportable operating segments based on the type of property, which are apartments, industrial, office and retail. Operations from corporate level items and real estates assets held for sale are excluded from reportable segments.
With respect to the discussions of revenues and operating expenses below, the office segment includes 111 Sutter Street for the three and six months ended June 30, 2013 as a result of the consolidation on December 4, 2012. The consolidation was a result of acquiring the remaining 20% interest in the property. 111 Sutter Street is included in equity in loss of unconsolidated affiliates for the three and six months ended June 30, 2012. Revenues and expenses related to Georgia Door Sales Distribution Center, Metropolitan Park North and Marketplace at Northglenn are shown as discontinued operations for the three and six months ended June 30, 2012.
Results of Operations for the Three Months Ended June 30, 2013 and 2012
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the three months ended June 30, 2013 and 2012:

	Three months ended June 30, 2013	Three months ended June 30, 2012	$ Change	% Change
Revenues:
Minimum rents
Apartments	$7,844	$7,757	$87	1.1%
Industrial	1,051	1,026	25	2.4
Office	9,366	5,661	3,705	65.4
Retail	1,501	1,477	24	1.6
Total	$19,762	$15,921	$3,841	24.1%

Tenant recoveries and other rental income
Apartments	$448	$469	$(21)	(4.5)%
Industrial	212	233	(21)	(9.0)
Office	4,236	2,259	1,977	87.5
Retail	563	519	44	8.5
Total	$5,459	$3,480	$1,979	56.9%
Total revenues	$25,221	$19,401	$5,820	30.0%

Minimum rents increased by $3,841 for the three months ended June 30, 2013 as compared to the same period in 2012. The increase is primarily due to minimum rents of $3,066 at 111 Sutter Street as a result of the consolidation of the property on December 4, 2012. Additionally, minimum rents increased by $858 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae leases. Partially offsetting the increase was a decrease of $314 at Canyon Plaza related to the default and subsequent bankruptcy of Conexant Systems, Inc. ("Conexant") during the period ended June 30, 2013.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at our properties increased by $1,979 for the three months ended June 30, 2013 as compared to the same period in 2012. The increase is primarily related to lease termination revenue of $1,911 at Canyon Plaza related to the default and subsequent bankruptcy of Conexant during the period ended June 30, 2013. Additionally, there was an increase of recovery revenue of $200 at 111 Sutter Street due to the consolidation of the property on December 4, 2012.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and (recovery of) provisions for doubtful accounts from continuing operations, by reportable segment, for the three months ended June 30, 2013 and 2012:

	Three months ended June 30, 2013	Three months ended June 30, 2012	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$843	$796	$47	5.9%
Industrial	166	195	(29)	(14.9)
Office	1,190	941	249	26.5
Retail	353	291	62	21.3
Total	$2,552	$2,223	$329	14.8%

Property operating
Apartments	$3,229	$3,129	$100	3.2%
Industrial	30	87	(57)	(65.5)
Office	3,043	2,024	1,019	50.3
Retail	307	323	(16)	(5.0)
Total	$6,609	$5,563	$1,046	18.8%

Net (recovery of) provision for doubtful accounts
Apartments	$47	$19	$28	147.4%
Office	(56)	16	(72)	(450.0)
Retail	2	—	2	100.0
Total	$(7)	$35	$(42)	(120.0)%
Total operating expenses	$9,154	$7,821	$1,333	17.0%

Real estate tax expense increased by $329 for the three months ended June 30, 2013 as compared to the same period in 2012 primarily due to the consolidation of 111 Sutter Street causing real estate taxes to increase by $151. Additionally, there were increases of $68 and $61 at Railway Street Corporate Center and The District at Howell Mill, respectively, related to tax reassessments in the three months ended June 30, 2013.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses increased $1,046 for the three months ended June 30, 2013 as compared to the same period of 2012. The increase is primarily related to an increase of $733 at 111 Sutter Street due to property consolidation on December 4, 2012. The increase was also related to increases in utility expenses and repair and maintenance expenses totaling approximately $243 at Canyon Plaza related to the decrease in occupancy, causing us to incur expenses for the vacant space during the three months ended June 30, 2013 as compared to the same period in 2012, which were previously incurred by the tenant. Additionally, we incurred increased insurance costs and water usage expense totaling approximately $101 at our apartment properties during the three months ended June 30, 2013 as compared to the same period in 2012.
Net (recovery of) provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased by $42 for the three months ended June 30, 2013 as compared to the period ended June 30, 2012, primarily related to collections of previously reserved accounts of $72 at the Dignity Health Office Portfolio. This was partially offset by an increase of $29 at our apartment properties due to higher bad debts during the three months ended June 30, 2013.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2013 and 2012:

	Three months ended June 30, 2013	Three months ended June 30, 2012	$ Change	% Change

Advisor fees	$1,121	$572	$549	96.0%
Company level expenses	606	688	(82)	(11.9)
General and administrative	399	344	55	16.0
Depreciation and amortization	6,798	4,997	1,801	36.0
Interest expense	6,419	6,415	4	0.1
Equity in loss of unconsolidated affiliates	71	416	(345)	(82.9)
Loss from discontinued operations	—	898	(898)	(100.0)
Loss on sale of discontinued operations	—	117	(117)	(100.0)
Total expenses	$15,414	$14,447	$967	6.7%
Advisor fees relate to the fixed and variable management and advisory fees earned by the Former Manager and the Advisor during 2012 and fixed advisor fees earned by the Advisor during 2013. Fixed fees increase or decrease based on changes in the NAV which will be primarily impacted by changes in capital raised and the value of our properties. Variable fees earned during 2012 were calculated as a formula of cash flow generated from owning and operating the real estate investments and fluctuated as cash flows fluctuated. The increase in advisor fees of $549 for the three months ended June 30, 2013 as compared to the same period of 2012 is primarily related to the increase in NAV over the prior year.

Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $82 for the three months ended June 30, 2013 as compared to the same period in 2012 primarily due to a decrease in investor service fees and corporate legal fees.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $55 for the three months ended June 30, 2013 as compared to the same period in 2012. The increase is primarily related to an increase of $104 at 111 Sutter Street due to property consolidation on December 4, 2012. These increases were partially offset by a decrease of $83 in property related legal fees incurred during the three months ended June 30, 2013.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $1,801 in depreciation and amortization expense for the three months ended June 30, 2013 as compared to the period ended June 30, 2012 is primarily related to an increase of $2,064 that we recorded at 111 Sutter Street as a result of the consolidation of the property on December 4, 2012. This increase was partially offset by a decrease of $356 at Canyon Plaza due to accelerated amortization of the in-place lease intangible asset related to the default and subsequent bankruptcy of Conexant during the first quarter of 2013.

Interest expense decreased by $4 for the three months ended June 30, 2013 as compared to the period ended June 30, 2012. The decreases in interest expense were related to the debt retirements at Monument IV at Worldgate, 4001 North Norfleet, and105 Kendall Park Lane, which occurred on April 30, 2013, December 27, 2012 and July 2, 2012, respectively. These decreases were partially offset by an increase at 111 Sutter Street due to the debt assumed at the property consolidated on December 4, 2012.

Equity in loss of unconsolidated affiliates represents our share of net loss from our investments in Unconsolidated Properties. The loss decreased by $345 for the three months ended June 30, 2013 as compared to the period ended June 30, 2012, primarily related to 111 Sutter Street being consolidated as of December 4, 2012.
Loss from discontinued operations is related to the dispositions of Georgia Door Sales Distribution Center, Metropolitan Park North and Marketplace at Northglenn during 2012.
Loss on sale of discontinued operations is related to the disposition of Georgia Door Sales Distribution Center during 2012.

Results of Operations for the Six Months Ended June 30, 2013 and 2012
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the six months ended June 30, 2013 and 2012:

	Six months ended June 30, 2013	Six months ended June 30, 2012	$ Change	% Change
Revenues:
Minimum rents
Apartments	$15,849	$15,758	$91	0.6%
Industrial	2,084	2,073	11	0.5
Office	21,567	11,482	10,085	87.8
Retail	3,033	2,994	39	1.3
Total	$42,533	$32,307	$10,226	31.7%

Tenant recoveries and other rental income
Apartments	$811	$849	$(38)	(4.5)%
Industrial	386	480	(94)	(19.6)
Office	6,736	4,624	2,112	45.7
Retail	1,125	1,030	95	9.2
Total	$9,058	$6,983	$2,075	29.7%
Total revenues	$51,591	$39,290	$12,301	31.3%
Minimum rents increased by $10,226 for the six months ended June 30, 2013 as compared to the same period in 2012. The increase is primarily related to minimum rents of $5,964 for 111 Sutter Street due to the consolidation of the property on December 4, 2012. The increase also relates to $2,888 of accelerated amortization for the below-market lease intangible liability at Canyon Plaza related to the default and subsequent bankruptcy of Conexant during the period ended June 30, 2013. Additionally, minimum rents increased by $1,230 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae leases.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at our properties increased by $2,075 for the six months ended June 30, 2013 as compared to the same period in 2012. The increase is primarily related to lease termination revenue of $1,911 at Canyon Plaza related to the default and subsequent bankruptcy of Conexant during the period ended June 30, 2013. Additionally, there was an increase of recovery revenue of $368 at 111 Sutter Street due to the consolidation of the property on December 4, 2012.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and (recovery of) provisions for doubtful accounts from continuing operations, by reportable segment, for the six months ended June 30, 2013 and 2012:

	Six months ended June 30, 2013	Six months ended June 30, 2012	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$1,684	$1,532	$152	9.9%
Industrial	327	389	(62)	(15.9)
Office	2,368	1,899	469	24.7
Retail	628	582	46	7.9
Total	$5,007	$4,402	$605	13.7%

Property operating
Apartments	$6,414	$6,177	$237	3.8%
Industrial	57	114	(57)	(50.0)
Office	5,641	4,005	1,636	40.8
Retail	579	611	(32)	(5.2)
Total	$12,691	$10,907	$1,784	16.4%

Net (recovery of) provision for doubtful accounts
Apartments	$97	$23	$74	321.7%
Office	(301)	106	(407)	(384.0)
Retail	35	23	12	52.2
Total	$(169)	$152	$(321)	(211.2)%
Total operating expenses	$17,529	$15,461	$2,068	13.4%

Real estate tax expense increased by $605 for the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to the consolidation of 111 Sutter Street causing real estate taxes to increase by $395. Additionally, there was an increase of $76 at Railway Street Corporate Center due to a reassessment in the six months ended June 30, 2013 and an increase of $70 at Cabana Beach Gainesville due to a tax refund received in the six months ended June 30, 2012 related to a successful tax appeal for the 2011 tax payment.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses increased $1,784 for the six months ended June 30, 2013 as compared to the same period of 2012. The increase is primarily related to an increase of $1,360 at 111 Sutter Street due to property consolidation on December 4, 2012. We also incurred approximately $329 of property operating expenses for the vacant space at Canyon Plaza related to the decrease in occupancy during the six months ended June 30, 2013 as compared to the same period in 2012. Additionally, we incurred increased insurance costs and water usage expense totaling $236 at our apartment properties during the six months ended June 30, 2013 as compared to the same period in 2012.
Net (recovery of) provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased by $321 for the six months ended June 30, 2013 as compared to the period ended June 30, 2012, primarily related to the collection of previously reserved accounts of $226 at Canyon Plaza, related to the Conexant default. We received cash from a letter of credit issued by Conexant to cover rent payments for December 2012 through the date of their bankruptcy. Additionally, we benefited from a decrease of $180 at the Dignity Health Office Portfolio related to fewer bad debts and collections of previously reserved charges during the six months ended June 30, 2013.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2013 and 2012:

	Six months ended June 30, 2013	Six months ended June 30, 2012	$ Change	% Change
Advisor fees	$2,107	$1,302	$805	61.8%
Company level expenses	999	1,339	(340)	(25.4)
General and administrative	796	543	253	46.6
Depreciation and amortization	19,189	10,004	9,185	91.8
Interest expense	12,878	13,317	(439)	(3.3)
Debt modification expenses	182	—	182	100.0
Equity in loss of unconsolidated affiliates	92	240	(148)	(61.7)
Loss from discontinuing operations	—	2,951	(2,951)	(100.0)
Gain on transfer of property and extinguishment of debt	—	(11,791)	11,791	(100.0)
Loss on sale of discontinued operations	—	117	(117)	(100.0)
Total expenses	$36,243	$18,022	$18,221	101.1%

Advisor fees relate to the fixed and variable management and advisory fees earned by the Former Manager and the Advisor during 2012 and fixed advisor fees earned by the Advisor during 2013. Fixed fees increase or decrease based on changes in the NAV which will be primarily impacted by changes in capital raised and the value of our properties. Variable fees earned during 2012 were calculated as a formula of cash flow generated from owning and operating the real estate investments and fluctuated as cash flows fluctuated. The increase in advisor fees of $805 for the six months ended June 30, 2013 as compared to the same period of 2012 is primarily related to the increase in NAV over the prior year.

Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $340 for the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to a decrease in investor service fees and corporate legal fees.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $253 for the six months ended June 30, 2013 as compared to the same period in 2012. The increase is primarily related to expenses of $166 at 111 Sutter Street due to property consolidation on December 4, 2012. Additionally, we incurred higher legal fees of $102 at Canyon Plaza related to the Conexant default and subsequent bankruptcy.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $9,185 in depreciation and amortization expense for the six months ended June 30, 2013 as compared to the period ended June 30, 2012 is primarily related to an increase of $5,586 at Canyon Plaza due to accelerated amortization of the in-place lease intangible asset related to the Conexant default. Additionally, we recorded $3,471 of depreciation and amortization at 111 Sutter Street due to property consolidation on December 4, 2012.

Interest expense decreased by $439 for the six months ended June 30, 2013 as compared to the period ended June 30, 2012. The decreases in interest expense were due to the debt retirements at Monument IV at Worldgate, 4001 North Norfleet, and 105 Kendall Park Lane, which occurred on April 30, 2013, December 27, 2012 and July 2, 2012, respectively. These decreases were partially offset by increase at 111 Sutter Street as a result of the debt assumed at the property consolidated on December 4, 2012.
Debt modification expenses in 2013 are due to expenses incurred for the loan modification at 111 Sutter Street on March 27, 2013.

Equity in loss of unconsolidated affiliates represents our share of net income or loss from our investments in Unconsolidated Properties. The loss decreased by $148 for the six months ended June 30, 2013 as compared to the period ended June 30, 2012. The decrease was primarily related to an equity loss of $408 at 111 Sutter Street in the six months ended June 30, 2012 not included in the six months ended June 30, 2013 due to 111 Sutter Street being consolidated on December 4, 2012. This was partially offset by a higher net loss at Legacy Village as the six months ended June 30, 2012 included a successful settlement of a real estate tax dispute with the local school district.

Loss from discontinuing operations is related to the dispositions of Georgia Door Sales Distribution Center, Metropolitan Park North and Marketplace at Northglenn during 2012.
Gain on transfer of property and extinguishment of debt is related to the transfer of ownership of Metropolitan Park North on March 23, 2012.
Loss on sale of discontinued operations is related to the disposition of Georgia Door Sales Distribution Center during 2012.
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

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$626	$(2,912)	$(2,247)	$5,670
Plus: Real estate depreciation and amortization	6,798	4,997	19,189	10,004
Loss from sale of real estate	—	117	—	117
Real estate depreciation and amortization from discontinued operations	—	326	—	1,090
Real estate depreciation and amortization attributable to noncontrolling interests	(313)	(332)	(632)	(654)
Share of real estate depreciation and amortization from unconsolidated real estate affiliates	518	915	1,030	1,793
Gain on transfer of property	—	—	—	(6,018)
Impairment of real estate held for sale	—	—	—	913
Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc.	$7,629	$3,111	$17,340	$12,915
Weighted average shares outstanding, basic and diluted (1)	35,343,798	24,022,500	33,445,787	24,008,932
Funds from operations per share, basic and diluted (1)	$0.22	$0.13	$0.52	$0.54

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

Below is additional information related to certain items that significantly impact the comparability of our FFO or significant non-cash items from the periods presented:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Straight-line rental income	(976)	(160)	(2,003)	(271)
Amortization of above- and below-market leases	(635)	(159)	(4,303)	(325)
Amortization of net discount on assumed debt	(50)	(71)	(484)	(120)
Loss (gain) on debt modification or extinguishment	—	—	182	(5,773)
Acquisition expense	91	—	91	—

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
NAV as of June 30, 2013
The NAV per share for our Class A, Class M and Class E shares as of June 30, 2013 was $10.12, $10.12 and $10.14, respectively. The NAV of all share classes remained relatively flat as compared to December 31, 2012 as dividends declared offset property operations for the first half of 2013.
The following table provides a breakdown of the major components of our NAV per share as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
Component of NAV	Class A Shares	Class M Shares	Class E Shares	Class A Shares	Class M Shares	Class E Shares
Real estate investments (1)	$22.05	$22.07	$22.11	$25.07	$25.09	$25.10
Debt	(12.29)	(12.30)	(12.32)	(16.37)	(16.39)	(16.40)
Other assets and liabilities, net	0.36	0.35	0.35	1.42	1.43	1.44
Estimated enterprise value premium	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed
NAV per share	$10.12	$10.12	$10.14	$10.12	$10.13	$10.14
Number of outstanding shares	9,320,989	1,629,313	26,444,843	3,612,169	104,282	26,444,843

(1)	The value of our real estate investments was less than the historical cost by approximately 13.2% and 14.2% as of June 30, 2013 and December 31, 2012, respectively.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of June 30, 2013:

	Apartment	Industrial	Office	Retail	Total Company
Exit capitalization rate	6.97%	7.14%	7.23%	7.43%	7.19%
Discount rate/internal rate of return (IRR)	8.18%	7.63%	8.41%	7.92%	8.18%
Annual market rent growth rate	2.84%	2.78%	3.33%	3.12%	3.11%
Holding period (years)	10.00	10.00	10.00	10.00	10.00
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2012:

	Apartment	Industrial	Office	Retail	Total Company
Exit capitalization rate	7.30%	7.43%	7.83%	6.98%	7.30%
Discount rate/internal rate of return (IRR)	8.48%	7.90%	8.50%	7.25%	8.27%
Annual market rent growth rate	3.32%	3.08%	2.59%	3.00%	3.09%
Holding period (years)	10.00	10.00	10.00	10.00	10.00
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of June 30, 2013 of 0.25% would yield a decrease in our total real estate asset value of 1.85% and our NAV per each share class would have been $9.71, $9.71 and $9.73 for Class A, Class M and Class E, respectively. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2012 of 0.25% would yield a decrease in our total real estate asset value of 1.80% and our NAV per each share class would have been $9.68, $9.70 and $9.71 for Class A, Class M, and Class E, respectively.
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

•      Costs associated with our continuous public offering

•      Other Company level expenses

•      Lender escrow accounts for real estate taxes, insurance, and capital expenditures

•      Fees payable to our Dealer Manager

•      Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates

•      Proceeds from secured loans collateralized by individual properties

•      Proceeds from our revolving line of credit

•      Sales of our shares

•      Sales of real estate investments

•      Draws from lender escrow accounts

Longer-term liquidity and capital needs such as:

•      Acquisitions of new real estate investments

•      Expansion of existing properties

•      Tenant improvements and leasing commissions

•      Debt repayment requirements, including both principal and interest

•      Repurchases of our shares pursuant to our Share Repurchase Plan

The sources and uses of cash for the six months ended June 30, 2013 and 2012 were as follows:

	Six months ended June 30, 2013	Six months ended June 30, 2012	$ Change
Net cash provided by operating activities	$10,038	$12,485	$(2,447)
Net cash used in investing activities	(59,292)	(3,721)	(55,571)
Net cash provided by (used in) financing activities	33,092	(4,828)	37,920
Cash provided by operating activities decreased by $2,447 for the six months ending June 30, 2013, as compared to the same period in 2012. An increase of $4,160 in cash from operating activities is primarily related to consolidation of 111 Sutter Street on December 4, 2012 and the lease termination fee received from Conexant. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable, and accounts payable and other accrued expenses. These changes in our working capital caused a decrease to cash provided by operating activities of $6,607 between the six months ended June 30, 2013 and the same period in 2012, primarily related to lower accrued real estate taxes and accrued interest.
Cash used in investing activities increased by $55,571 for the six months ending June 30, 2013, as compared to the same period in 2012. The overall increase was primarily related to the acquisition of two industrial properties totaling $58,820 between the six months ended June 30, 2013 and the same period in 2012.
Cash provided by financing activities increased by $37,920 for the six months ended June 30, 2013 as compared to the same period in 2012. The increase is primarily related to the issuance of common stock of $72,451 in 2013. Partially offsetting the increase are net principal payments on mortgage loans and other debt payable of $31,384 primarily related to the retirements of the seller financing note payable from the acquisition of 111 Sutter Street and the mortgage on Monument IV at Worldgate in excess of proceeds received from new mortgage notes and other debt payable. We expect to continue to raise capital from the Offering and will use portions of the capital raise to acquire new properties, retire debt and repurchase common stock.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at June 30, 2013 and December 31, 2012 for such debt. The unconsolidated debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.
Consolidated Debt

	June 30, 2013		December 31, 2012
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$439,239	5.48%	$479,206	5.59%
Variable	19,000	2.85	12,000	4.75
Total	$458,239	5.37%	$491,206	5.57%

Unconsolidated Debt

	June 30, 2013		December 31, 2012
	Pro-rata share of Principal Balance	Weighted Average Interest Rate	Pro-rata share of Principal Balance	Weighted Average Interest Rate
Fixed	$38,960	5.63%	$39,724	5.63%
Variable	—	—	—	—
Total	$38,960	5.63%	$39,724	5.63%
Contractual Cash Obligations and Commitments
The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $855, up to a cumulative maximum of $1,900, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the 15 buildings in the portfolio is capped individually pursuant to each loan agreement. At June 30, 2013, we had approximately $1,217 deposited in this escrow account, and we expect to fund $348 during the remainder of 2013. Additionally, we are required to deposit approximately $151 per year into an escrow account to fund capital expenditures. At June 30, 2013, our capital account escrow account balance was $163. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, on a monthly basis, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated real estate taxes and insurance premium. At June 30, 2013, our real estate tax and insurance escrow balance was $693. We expect to fund the loan escrows from property operations.
As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to provide notice to us of its desire to expand at any time prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of June 30, 2013, we had not received an expansion notice from the tenant.
Off Balance Sheet Arrangements
At June 30, 2013 and December 31, 2012, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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
We are subject to market risk associated with changes in interest rates in terms of the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of June 30, 2013, we had consolidated debt of $458,239, $19,000 of which was variable-rate debt. Including the $1,308 net premium on the assumption of debt, we had consolidated debt of $459,547 at June 30, 2013. None of the variable-rate debt was subject to interest rate swap or cap agreements. A 25 basis point movement in the interest rate on the $19,000 of variable-rate debt would have resulted in an approximately $48 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
As of December 31, 2012, we had consolidated debt of $491,206, which included $12,000 of variable-rate debt. Including the $1,779 net premium on the assumption of debt, we had consolidated debt of $492,985 at December 31, 2012. None of the variable-rate debt was subject to interest rate swap or cap agreements. A 25 basis point movement in the interest rate on the $12,000 of variable-rate debt would have resulted in an approximately $30 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
Our Unconsolidated Property is financed with fixed-rate debt; therefore, we are not subject to interest rate exposure at this property, except to the extent changes in interest rates impact the fair value of our fixed-rate financing as discussed below.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2013, the fair value of our mortgage notes payable was estimated to be approximately $4,708 higher than the carrying value of $458,239. If treasury rates were 25 basis points higher at June 30, 2013, the fair value of our mortgage notes payable would have been approximately $1,175 higher than the carrying value.
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

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the six months ended June 30, 2013 and 2012, we recognized a foreign currency translation loss of $529 and $23, respectively. At June 30, 2013, a 10% unfavorable exchange rate movement would have caused our $529 foreign currency translation loss to be increased by $860 resulting in a foreign currency translation loss of approximately $1,389.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
We are involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations, or liquidity.

Item 1A.	Risk Factors.
The most significant risk factors applicable to the Company are described in Item 1A of our 2012 Form 10-K. There have been no material changes from those previously-disclosed risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase plan limits repurchases during any calendar quarter to shares with an aggregate value (based on the repurchase price per share on the day the repurchase is effected) of 5% of the combined NAV of all classes of shares (including the Class E shares which are not eligible for repurchase) as of the last day of the previous calendar quarter, which means that in any 12-month period, we limit repurchases to approximately 20% of our total NAV. If the quarterly volume limitation is reached on or before the third business day of a calendar quarter, repurchase requests during the next quarter will be satisfied on a stockholder by stockholder basis, which we refer to as a “per stockholder allocation,” instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each of our stockholders would be allowed to request repurchase at any time during such quarter of a total number of shares not to exceed five percent of the shares of common stock the stockholder held as of the end of the prior quarter. The per stockholder allocation requirement will remain in effect for each succeeding quarter for which the total repurchases for the immediately preceding quarter exceeded four percent of our NAV on the last business day of such preceding quarter. If total repurchases during a quarter for which the per stockholder allocation applies are equal to or less than four percent of our NAV on the last business day of such preceding quarter, then repurchases will again be first-come, first-served for the next succeeding quarter and each quarter thereafter.

Moreover, until our total NAV has reached $600,000, repurchases for shares of all classes in the aggregate may not exceed 25% of the gross proceeds received by us from the commencement of our offering through the last day of the prior calendar quarter.
During the six months ended June 30, 2013, we repurchased 26,048 shares of Class A common stock under the share repurchase plan. We did not issue any securities during this period that were not registered under the Securities Act.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (2)
May 1-May 31, 2013	26,048	$10.22	26,048	--
(1)     On October 1, 2012, we adopted the new share repurchase plan.
(2)     Redemptions are limited as described above.

On October 1, 2012, our registration statement on Form S-11 (File No. 333-177963), covering our Offering of up to $3,000,000 of shares of common stock, of which $2,700,000 of shares of common stock are being offered pursuant to our primary offering and $300,000 of shares of common stock are being offered pursuant to our distribution reinvestment plan, was declared effective under the Securities Act. We commenced the Offering on the same date. The per share price for each class equals the daily NAV per share for such class, plus, for Class A shares only, applicable selling commissions, with discounts available to certain categories of purchasers.
As of June 30, 2013, we have sold the following common shares and raised the following proceeds in connection with the Offering:

	Shares	Proceeds
Primary Offering
Class A Shares	9,294,746	$95,209
Class M Shares	1,579,084	16,066
Distribution Reinvestment Plan
Class A Shares	52,291	529
Class M Shares	9,229	94
Total	10,935,350	$111,898
As of June 30, 2013, we incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Cost	Amount
Offering costs to related parties (1)	$6,549

(1)
Comprised of $636 in selling commissions, $214 in dealer manager fees, $170 in distribution fees and $5,529 in other offering costs. $1,018 of the selling commissions, dealer manager fees and distribution fees have been reallowed to third parties.

From the commencement of the Offering through June 30, 2013, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $109,320. From the commencement of the Offering through June 30, 2013, net proceeds from our Offering have been allocated to reduce borrowings by $71,488 and to purchase interests in real estate of $37,832.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 8, 2013	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*    Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.