Form 10-K/A
period 2012-12-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2013-08-26
CIK 1314152

________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K/A
(Amendment No. 1)
________________________________

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
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which were filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

EXPLANATORY NOTE
Jones Lang LaSalle Income Property Trust, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012 (this “Amended Report”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2013 (the “Original Report”), to include the financial statements of CEP Investors XII LLC (“CEP Investors”), as required under Rule 3-09 of Regulation S-X. This Amended Report does not affect any other items in the Original Report.
The Amended Report is being filed solely to include the separate financial statements of CEP Investors as provided in Exhibit 99.1 attached hereto. In addition, in connection with the filing of this Amended Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.
Item 15 is the only portion of the Original Report being supplemented or amended by this Amended Report. Except as described above, this Amended Report does not amend, update or change the financial statements or any other items or disclosures contained in the Original Report and does not otherwise reflect events occurring after the original filing date of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Report.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents were filed as part of the Original Report.
Financial Statements:
Report of Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2012 and 2011.
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December  31, 2012, 2011 and 2010.
Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.
Notes to Consolidated Financial Statements.
Financial Statement Schedule:
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2012.

(b)	The Index of Exhibits below is filed as part of or incorporated herein by reference into this report.

(c)	The financial statements required by Rule 3-09 of Regulation S-X are included in Exhibit 99.1 to this Amended Report.

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

	Name	Title	Date

	/s/ C. Allan Swaringen	Chief Executive Officer (Principal Executive Officer)	August 26, 2013
C. Allan Swaringen

	/s/ Gregory A. Falk	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 26, 2013
Gregory A. Falk

	*	Chairman of the Board	August 26, 2013
Lynn C. Thurber

	*	Director	August 26, 2013
Virginia G. Breen

	*	Director	August 26, 2013
Jonathan B. Bulkeley

	*	Director	August 26, 2013
Jacques N. Gordon

	*	Director	August 26, 2013
Thomas F. McDevitt

	*	Director	August 26, 2013
Peter H. Schaff

	*	Director	August 26, 2013
William E. Sullivan

*By:	/s/ C. Allan Swaringen	Attorney-in-Fact	August 26, 2013
C. Allan Swaringen

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

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

16.1	Letter from PricewaterhouseCoopers LLP to the SEC dated March 15, 2012 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed with the SEC on March 16, 2012).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2013).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of CEP Investors XII LLC.

101.INS	XBRL Instance Document (incorportated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2013).

101.SCH	XBRL Schema Document (incorportated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2013).

101.CAL	XBRL Calculation Linkbase Document (incorportated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2013).

101.DEF	Definition Linkbase Document (incorportated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2013).

101.LAB	XBRL Labels Linkbase Document (incorportated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2013).

101.PRE	XBRL Presentation Linkbase Document (incorportated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2013).