Form 10-Q
period 2013-09-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2013-11-07
CIK 1314152

____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 7, 2013 were 12,307,250 shares of Class A Common Stock and 28,471,870 shares of Class M Common Stock.
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Jones Lang LaSalle Income Property Trust, Inc.
INDEX

PAGE NUMBER
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3

Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and nine months ended September 30, 2013 and 2012 (unaudited)	4

Consolidated Statements of Equity for the nine months ended September 30, 2013 and 2012 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	44

Item 6. Exhibits	44

SIGNATURES	45

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $32,593 and $32,593, respectively)	$125,574	$126,555
Buildings and equipment (including from VIEs of $231,687 and $232,423, respectively)	620,199	669,901
Less accumulated depreciation (including from VIEs of $(29,751) and $(28,027), respectively)	(66,114)	(82,428)
Net property and equipment	679,659	714,028
Investment in unconsolidated real estate affiliate	19,953	19,988
Assets held for sale	134,948	—
Net investments in real estate	834,560	734,016
Cash and cash equivalents (including from VIEs of $2,964 and $2,500, respectively)	14,004	36,986
Restricted cash (including from VIEs of $4,250 and $3,051, respectively)	5,738	15,880
Tenant accounts receivable, net (including from VIEs of $1,041 and $1,203, respectively)	2,256	1,825
Deferred expenses, net (including from VIEs of $680 and $783, respectively)	6,407	6,208
Acquired intangible assets, net (including from VIEs of $4,166 and $4,548, respectively)	33,361	41,125
Deferred rent receivable, net (including from VIEs of $940 and $1,074, respectively)	5,803	4,575
Prepaid expenses and other assets (including from VIEs of $468 and $364, respectively)	1,276	1,419
TOTAL ASSETS	$903,405	$842,034
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $185,183 and $187,234, respectively)	$391,125	$492,985
Liabilities held for sale	93,240	—
Accounts payable and other accrued expenses (including from VIEs of $3,122 and $2,953, respectively)	13,463	15,615
Distributions payable	3,680	2,975
Accrued interest (including from VIEs of $876 and $909, respectively)	1,304	2,033
Accrued real estate taxes (including from VIEs of $1,988 and $638, respectively)	3,848	937
Advisor fees payable	418	324
Acquired intangible liabilities, net	5,169	10,080
TOTAL LIABILITIES	512,247	524,949
Commitments and contingencies
Equity:
Class E common stock: $0.01 par value; 200,000,000 shares authorized; 26,206,756 and 26,444,843 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	262	264
Class A common stock: $0.01 par value; 400,000,000 shares authorized; 11,646,482 and 3,612,169 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	116	36
Class M common stock: $0.01 par value; 400,000,000 shares authorized; 2,075,093 and 104,282 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	21	1
Additional paid-in capital (net of offering costs of $7,358 and $3,219 as of September 30, 2013 and December 31, 2012, respectively)	608,175	512,383
Accumulated other comprehensive income	220	542
Distributions to stockholders	(101,072)	(90,691)
Accumulated deficit	(129,157)	(115,851)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	378,565	306,684
Noncontrolling interests	12,593	10,401
Total equity	391,158	317,085
TOTAL LIABILITIES AND EQUITY	$903,405	$842,034
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
$ in thousands, except per share amounts
(Unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Revenues:
Minimum rents	$16,946	$11,221	$49,556	$36,541
Tenant recoveries and other rental income	2,211	1,855	6,283	5,938
Total revenues	19,157	13,076	55,839	42,479
Operating expenses:
Real estate taxes	1,893	1,645	5,993	5,112
Property operating	6,327	5,328	16,060	13,734
Provision for (net recovery of) doubtful accounts	104	(13)	232	32
Advisor fees	1,248	556	3,355	1,858
Company level expenses	605	472	1,604	1,811
General and administrative	477	174	1,082	641
Depreciation and amortization	5,694	3,448	16,184	10,375
Total operating expenses	16,348	11,610	44,510	33,563
Operating income	2,809	1,466	11,329	8,916
Other income and (expenses):
Interest expense	(4,892)	(5,140)	(15,068)	(15,684)
Debt modification expense	—	—	(182)	—
Equity in income (loss) of unconsolidated affiliates	35	46	(57)	(194)
Gain on extinguishment of debt	1,149	—	1,149	—
Total other income and (expenses)	(3,708)	(5,094)	(14,158)	(15,878)
Loss from continuing operations	(899)	(3,628)	(2,829)	(6,962)
Discontinued operations:
(Loss) income from discontinuing operations	(10,521)	45	(10,772)	(2,488)
Loss on sale of discontinued operations	—	—	—	(117)
Gain on transfer of property and extinguishment of debt	—	2,902	—	14,693
Total (loss) income from discontinued operations	(10,521)	2,947	(10,772)	12,088
Net (loss) income	(11,420)	(681)	(13,601)	5,126
Less: Net loss attributable to the noncontrolling interests	361	324	295	187
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	(11,059)	(357)	(13,306)	5,313
Net (loss) income from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.01)	$(0.12)	$(0.07)	$(0.27)
Total (loss) income from discontinued operations per share-basic and diluted	$(0.27)	$0.11	$(0.31)	$0.49
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.28)	$(0.01)	$(0.38)	$0.22
Weighted average common stock outstanding-basic and diluted	38,860,238	26,680,357	35,270,437	24,905,727
Other comprehensive income (loss):
Foreign currency translation adjustment	207	362	(322)	339
Total other comprehensive income (loss)	207	362	(322)	339
Net comprehensive (loss) income	$(10,852)	$5	$(13,628)	$5,652
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts
(Unaudited)

	Common Stock Class E		Common Stock Class A		Common Stock Class M		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2013	26,444,843	$264	3,612,169	$36	104,282	$1	$512,383	$542	$(90,691)	$(115,851)	$10,401	$317,085
Issuance of common stock	—	—	8,060,361	80	1,967,249	20	102,486	—	—	—	—	102,586
Repurchase of shares	(238,087)	(2)	(26,048)	—	(438)	—	(2,596)	—	—	—	—	(2,598)
Offering costs	—	—	—	—	—	—	(4,139)	—	—	—	—	(4,139)
Stock based compensation	—	—	—	—	4,000	—	41	—	—	—	—	41
Net loss	—	—	—	—	—	—	—	—	—	(13,306)	(295)	(13,601)
Other comprehensive loss	—	—	—	—	—	—	—	(322)	—	—	—	(322)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	2,910	2,910
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(423)	(423)
Distributions declared ($0.30) per share	—	—	—	—	—	—	—	—	(10,381)	—	—	(10,381)
Balance, September 30, 2013	26,206,756	$262	11,646,482	$116	2,075,093	$21	$608,175	$220	$(101,072)	$(129,157)	$12,593	$391,158

	Common Stock Class E		Common Stock Class A		Common Stock Class M		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2012	23,995,352	$41	—	—	—	—	$453,861	$322	$(80,636)	$(153,327)	$10,818	$231,079
Contributions	5,202,569	9	—	—	—	—	50,784	—	—	—	—	50,793
Repurchase of shares	(2,746,857)	(5)	—	—	—	—	(26,817)	—	—	—	—	(26,822)
Net income (loss)	—	—	—	—	—	—	—	—	—	5,313	(187)	5,126
Other comprehensive income	—	—	—	—	—	—	—	339	—	—	—	339
Cash contributed from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	431	431
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(674)	(674)
Distributions declared ($0.28517) per share	—	—	—	—	—	—	—	—	(7,079)	—	—	(7,079)
Balance, September 30, 2012	26,451,064	$45	—	—	—	—	$477,828	$661	$(87,715)	$(148,014)	$10,388	$253,193
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts
(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,601)	$5,126
Adjustments to reconcile (loss) income to net cash provided by operating activities:
Depreciation (including discontinued operations)	12,892	12,012
Amortization of in-place lease intangible assets (including discontinued operations)	12,079	3,416
Amortization of net above-and below-market in-place leases (including discontinued operations)	(4,569)	(560)
Amortization of financing fees (including discontinued operations)	602	840
Amortization of debt premium and discount (including discontinued operations)	(601)	(161)
Amortization of lease commissions (including discontinued operations)	724	670
Loss on sale of discontinued operations	—	117
Gain on transfer of property and extinguishment of debt (including discontinued operations)	(1,149)	(14,693)
Net (recovery of) provision for doubtful accounts (including discontinued operations)	(54)	189
Straight line rent (including discontinued operations)	(2,915)	(219)
Impairment of real estate (including discontinued operations)	10,182	913
Equity in loss of unconsolidated affiliates	35	194
Net changes in assets and liabilities:
Tenant accounts receivable	(592)	391
Prepaid expenses and other assets	51	(124)
Advisor fees payable	94	240
Accounts payable and other accrued expenses	2,904	6,792
Net cash provided by operating activities	16,082	15,143
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investment	(103,295)	—
Proceeds from sale of real estate investments, net	—	5,120
Capital improvements and lease commissions	(15,953)	(6,111)
Loan escrows	3,556	(5,444)
Net cash used in investing activities	(115,692)	(6,435)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	101,261	50,000
Repurchase of shares	(2,598)	(25,471)
Offering costs	(2,781)	—
Distributions to stockholders	(8,465)	(3,772)
Distributions paid to noncontrolling interests	(423)	(674)
Contributions received from noncontrolling interests	602	431
Draws on credit facility	26,000	—
Payment on credit facility	(16,000)	—
Proceeds from mortgage notes	55,000	—
Debt issuance costs	(1,016)	—
Principal payments on mortgage notes and other debt payable	(74,927)	(16,417)
Net cash provided by financing activities	76,653	4,097
Net (decrease) increase in cash and cash equivalents	(22,957)	12,805
Effect of exchange rates	(25)	26
Cash and cash equivalents at the beginning of the period	36,986	28,033
Cash and cash equivalents at the end of the period	$14,004	$40,864
Supplemental disclosure of cash flow information:
Interest paid	$19,425	$25,926

Non-cash activities:
Write-offs of receivables	$391	$504
Write-offs of retired assets	11,092	6,558
Change in liability for capital expenditures	762	112
Liabilities assumed at acquisition	1,090	—
Stock issued through dividend reinvestment plan	1,211	793
Stock based compensation	41	—
Change in issuance of common stock receivable	155	—
Change in accrued offering costs	1,358	—
Distribution payable	3,680	2,514
Contribution from noncontrolling interests	2,308	—
Transfers of property in extinguishment of debt settlement	—	101,800
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

Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office and retail properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of September 30, 2013, we owned (i) interests in a total of 35 consolidated properties located in ten states and one in Canada and (ii) an interest in one unconsolidated property located in the United States.

From our inception to October 1, 2012, we raised proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-11 (Commission File No. 333-177963) (the "Registration Statement") with respect to our continuous public offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Offering"). In order to facilitate the Offering, on September 27, 2012, with the approval of our stockholders, we amended and restated our charter to, among other things, (i) designate our outstanding common stock as Class E common stock, (ii) create two new classes of common stock, Class A and Class M, and (iii) make certain additional changes requested by state securities administrators. We also amended and restated our bylaws on September 27, 2012 in connection with the Registration Statement being declared effective by the SEC. Additionally, on October 1, 2012, we effected a stock dividend for all Class E shares at a ratio of 4.786-to-1 in order to achieve a net asset value ("NAV") per share for each of the Class A, Class M and Class E shares of $10.00 as of the date we commenced the Offering. Affiliates of our Sponsor, Jones Lang LaSalle Incorporated ("Jones Lang LaSalle" or our "Sponsor"), have invested an aggregate of $60,200 through purchases of shares of our Class E common stock. As of September 30, 2013, 26,206,756 shares of Class E common stock, 11,646,482 shares of Class A common stock and 2,075,093 shares of Class M common stock were outstanding and held by a total of 2,990 stockholders.
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
LaSalle acts as our advisor pursuant to the amended and restated advisory agreement between the Company and LaSalle, which became effective on October 1, 2012 (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle, a New York Stock Exchange-listed global real estate services and investment management firm. We have no employees as all operations are managed by our Advisor. We have executive officers, but they are employees of and compensated by our Advisor.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. Our VIEs include entities owning The District at Howell Mill, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge of Athens, Campus Lodge Columbia, The Edge at Lafayette and Campus Lodge Tampa as we maintain control over significant decisions, which began at the time of acquisition of the properties. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and non-controlling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of September 30, 2013, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 is unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At September 30, 2013 and December 31, 2012, our allowance for doubtful accounts was $125 and $570, respectively.
Deferred Expenses
Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at September 30, 2013 and December 31, 2012 was $4,094 and $4,013, respectively.
Acquisitions
We have allocated the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $23,884 and $26,515 at September 30, 2013 and December 31, 2012, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $2,414 and $5,465 at September 30, 2013 and December 31, 2012, respectively, on the accompanying Consolidated Balance Sheets.
Fair Value Disclosure
The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. Market information as available or present value techniques have been utilized to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable, including our line of credit which was entered into at market rates on June 25, 2013, using level two inputs was approximately $3,177 higher and $17,136 higher than the aggregate carrying amounts at September 30, 2013 and December 31, 2012, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office and retail property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. The consolidated properties we acquired during 2013 and our gross acquisition price of each are as follows:

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Gross Acquisition Price
Joliet Distribution Center	Industrial	442,000	Joliet, IL	100%	June 26, 2013	$21,000
Suwanee Distribution Center	Industrial	559,000	Suwanee, GA	100%	June 28, 2013	37,943
Grand Lakes Marketplace	Retail	131,000	Katy, TX	90%	September 17, 2013	42,975

We allocated the purchase price of our 2013 acquisitions in accordance with authoritative guidance as follows:

2013 Acquisitions
Land	$14,169
Building and equipment	78,130
In-place lease intangible	14,320
Above-market lease intangible	103
Below-market lease intangible	(29)
$106,693
Weighted average amortization period for intangible assets and liabilities	2 - 11.5 years
Proforma Information
If these acquisitions had occurred on January 1, 2012, the Company's consolidated revenues and net loss for the nine months ended September 30, 2013 would have been $60,081 and $12,643, respectively and the Company's consolidated revenues and net income for the nine months ended September 30, 2012 would have been $43,272 and $5,163, respectively. Net loss per share for the nine months ended September 30, 2013 would have been $0.36 and net income per share for the nine months ended September 30, 2012 would have been $0.21. Basic per share amounts are based on the weighted average of shares outstanding of 35,270,437 and 24,905,727 for the nine months ended September 30, 2013 and 2012, respectively.
Impairment of Investments in Real Estate
In accordance with authoritative guidance for impairment of long-lived assets we recorded the following impairments of investments in real estate during the nine months ended September 30, 2013 and 2012:
For the period ended September 30, 2013
On August 23, 2013, Canyon Plaza, a 199,000 square foot office property located in San Diego, CA, was classified as held for sale and evaluated for impairment as of that date. We determined the carrying value of the investment exceeded the sale price less cost to sell. As such, we recognized an impairment charge of $10,182.

For the period ended September 30, 2012
On March 16, 2012, Georgia Door Sales Distribution Center, a 254,000 square foot industrial property located in Austell, GA, was classified as held for sale and evaluated for impairment as of that date. We determined the carrying value of the investment exceeded the fair value less cost to sell. As such, we recognized an impairment charge of $913.

The valuation of these assets is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization and discount rates. We review each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions include the capitalization rate used in the income capitalization valuation and projected property net operating income and net cash flows. Additionally, the valuation considered bid and ask prices for similar properties. We have determined that the significant inputs used to value the impaired assets fall within Level 3 except for the impairment of Canyon Plaza which based on a sale price falls within Level 1.
Discontinued Operations
The following table summarizes the (loss) income from discontinued operations for Georgia Door Sales Distribution Center, Metropolitan Park North, Marketplace at Northglenn, Canyon Plaza and 13 of our 15 properties in the Dignity Health Office Portfolio which include 300 Old River Road, 500 Old River Road, 500 West Thomas Road, 1500 South Central Avenue, 18350 Roscoe Boulevard, 18460 Roscoe Boulevard, 18546 Roscoe Boulevard, 4545 East Chandler, 485 South Dobson, 1501 North Gilbert, 116 South Palisade, 525 East Plaza, and 10440 East Riggs (collectively the "Dignity Health Disposition Portfolio") for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Total revenue	$4,220	$5,193	$19,129	$19,978
Real estate taxes	(462)	(509)	(1,369)	(2,222)
Property operating	(1,782)	(1,464)	(4,739)	(4,634)
(Provision for) net recovery of doubtful accounts	(11)	(19)	286	(157)
General and administrative	(141)	(30)	(333)	(208)
Net provision for impairment	(10,182)	—	(10,182)	(913)
Depreciation and amortization	(812)	(1,555)	(9,511)	(5,722)
Interest expense	(1,351)	(1,571)	(4,053)	(8,610)
(Loss) income from discontinued operations	$(10,521)	$45	$(10,772)	$(2,488)

On August 23, 2013, we entered into an agreement to sell Canyon Plaza and reclassified the property as held for sale. On August 30, 2013, we entered into an agreement to sell the Dignity Health Disposition Portfolio and reclassified the properties as held for sale.

Our investment in real estate and other assets held for sale are as follows:

September 30, 2013
Land	$11,465
Building and equipment, net	103,623
Acquired intangible assets, net	9,739
Other assets, net	10,121
Total assets	$134,948

Liabilities held for sale are as follows:

September 30, 2013
Mortgage notes payable, net	$89,223
Other liabilities, net	4,017
Total liabilities	$93,240

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES
We own a 46.5% interest in Legacy Village. On December 4, 2012, we acquired the remaining 20% interest in 111 Sutter Street. We had previously owned a majority, but non-controlling, interest in 111 Sutter Street from March 29, 2005 through December 4, 2012. The following table summarizes financial information for our unconsolidated real estate affiliate:
Summarized Combined Balance Sheets - Unconsolidated Real Estate Affiliate

	September 30, 2013	December 31, 2012
Total assets	$101,102	$104,882
Total liabilities	$87,517	$91,176
Members’ equity	13,585	13,706
Total liabilities and members' equity	$101,102	$104,882

Company Investment in Unconsolidated Real Estate Affiliate

	September 30, 2013	December 31, 2012
Members’ equity	$13,585	$13,706
Less: other members’ equity	(8,377)	(8,442)
Basis differential in investment in unconsolidated real estate affiliate, net (1)	14,745	14,724
Investments in unconsolidated real estate affiliates	$19,953	$19,988

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

Summarized Combined Statements of Operations - Unconsolidated Real Estate Affiliates

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Total revenues	$4,595	$6,763	$13,649	$19,821
Total operating expenses	3,262	4,579	10,152	13,633
Operating income	1,333	2,184	3,497	6,188
Total other expenses	1,194	2,015	3,617	6,085
Net income (loss)	$139	$169	$(120)	$103
Company Equity in Income of Unconsolidated Real Estate Affiliates

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Net income (loss) of unconsolidated real estate affiliates	$139	$169	$(120)	$103
Other members’ share of net (income) loss	(75)	(133)	65	(311)
Adjustments and other expenses	(6)	13	21	23
Other expense from unconsolidated real estate affiliates	(23)	(3)	(23)	(9)
Company equity in income (loss) of unconsolidated real estate affiliates	$35	$46	$(57)	$(194)

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Mortgage notes and other debt payable	Maturity/Extinguishment Date	Interest Rate	Amount payable as of
			September 30, 2013	December 31, 2012
Mortgage notes payable (1) (2) (3) (4) (5) (6)	July 2013 - March 2027	2.93% - 6.14%	$469,170	$479,206
Line of credit	June 2015	2.18%	10,000	—
Other debt payable (7)	January 2013	4.75%	—	12,000
Mortgage notes and other debt payable			479,170	491,206
Net debt premium on assumed debt			1,178	1,779
Mortgage notes and other debt payable, net			$480,348	$492,985

(1)
On June 20, 2013, we entered into a $12,000 mortgage note payable secured by 4001 North Norfleet Road. The note matures February 1, 2017 and has a floating interest rate equal to LIBOR plus 2.75% (2.93% at September 30, 2013).

(2)
On July 1, 2013, we retired the mortgage note payable on 36 Research Park Drive. The outstanding balance on the mortgage note payable, including accrued interest, was $10,649. We negotiated a discounted payoff in the amount of $9,500 resulting in a $1,149 gain on extinguishment of debt.

(3)
On September 3, 2013, we retired Pool 1 of the mortgage notes payable on the Dignity Health Office Portfolio in advance of the November 1, 2013 maturity date. The outstanding balance of the mortgage note payable, including accrued interest, was approximately $13,712, which was funded in part from a draw on our revolving line of credit.

(4)	On September 12, 2013, we entered into a $19,100 mortgage note payable secured by Suwanee Distribution Center. The note matures October 10, 2020 and has a fixed interest rate equal to 3.66%.

(5)	On September 17, 2013, we entered into a $23,900 mortgage note payable secured by Grand Lakes Marketplace. The note matures October 10, 2023 and has a fixed interest rate equal to 4.20%.

(6)	Includes mortgage notes payable in the amount of $89,223 that has been reclassified to liabilities held for sale as of September 30, 2013.

(7)	The seller of 111 Sutter Street provided short-term financing at closing at the prime rate (3.25% at December 31, 2012) plus 150 basis points. In January 2013, we retired that $12,000 note payable.

Aggregate future principal payments of mortgage notes payable as of September 30, 2013 are as follows:

Year	Amount (1)
2013	$31,003
2014	138,867
2015	24,462
2016	33,540
2017	113,206
Thereafter	128,092
Total	$469,170

(1)
Includes principal payments related to mortgage notes payable that have been reclassified to liabilities held for sale as of September 30, 2013 in the amounts of $30,103, $31,184, $520, $549 and $26,867 for years 2013, 2014, 2015, 2016 and 2017, respectively.

Line of Credit
On June 25, 2013, we entered into a $40,000 revolving line of credit agreement with Bank of America, N.A. to cover short-term capital needs for new property acquisitions and working capital. The line of credit has a two-year term and bears interest based on LIBOR plus a spread ranging from 1.50% to 2.75% depending on the Company's leverage ratio (2.00% spread at September 30, 2013). We may not draw funds on our line of credit if we experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities, or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of September 30, 2013, no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity.
At September 30, 2013, we were in compliance with all debt covenants.
NOTE 6—COMMON STOCK
We have three classes of common stock outstanding as of September 30, 2013. Our previously existing class of undesignated common stock was designated as Class E common stock on September 27, 2012. The outstanding shares of Class E common stock converted to Class M common stock on October 1, 2013. We will not issue any additional shares of Class E common stock. Shares of Class A and M common stock are currently being sold under our continuous public Offering. The fees payable to our dealer manager with respect to each outstanding share of each class, as a percentage of NAV, are as follows:

	Selling Commission	Dealer Manager Fee	Distribution Fee
Class A Shares	up to 3.5%	0.55%	0.50%
Class M Shares	None	0.55%	None
Class E Shares	None	None	None
The selling commission, dealer manager fee and distribution fee are offering costs and are recorded as a reduction of capital in excess of par value.
Stock Issuances
The stock issuances for our three classes of shares for the nine months ended September 30, 2013 and for the year ended December 31, 2012 were as follows:

	Nine months ended		Year ended
	September 30, 2013		December 31, 2012
	# of shares	Amount	# of shares	Amount
Class A Shares	8,060,361	$82,555	3,612,169	$37,035
Class M Shares	1,971,249	20,072	104,282	1,057
Class E Shares (1)	—	—	5,202,625	50,794
Total		$102,627		$88,886
(1) On August 8, 2012, we sold 5,120,355 shares of our undesignated common stock to an affiliate of our Sponsor at our June 30, 2012 net asset value of $9.76 per share. The undesignated shares of our common stock were designated as Class E shares on September 27, 2012.

Stock Dividend
On October 1, 2012, we declared a stock dividend with respect to all Class E shares at a ratio of 4.786-to-1. The effects of the stock dividend, which was effected as a stock split, have been applied retroactively to all share and per share amounts for all periods presented.
Share Repurchase Plan
On October 1, 2012, we adopted a new share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of Class A and Class M common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter with certain limitations based on the size of the capital raise in our Offering. Class E shares are not eligible to participate in the share repurchase plan. For the nine months ended September 30, 2013, we repurchased 26,048 and 438 shares of Class A and Class M common stock, respectively, that were issued through our distribution reinvestment plan.
During the three months ended September 30, 2013, we repurchased 238,087 shares of Class E common stock in a private negotiated transaction outside the share repurchase plan described above for $2,328 or $9.78 per share.  The repurchases were made at an approximate 5% discount to our then current daily NAV.
Distribution Reinvestment Plan
From January 1, 2012 through September 30, 2012, we issued 82,270 shares of common stock for approximately $793 pursuant to our dividend reinvestment plan that was in effect prior to the commencement of the Offering. On October 1, 2012, we terminated our existing dividend reinvestment plan and adopted a new distribution reinvestment plan whereby Class A and Class M shares may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share on the distribution date. Class E shares are not eligible to participate in the new distribution reinvestment plan. For the nine months ended September 30, 2013, we issued 97,142 and 22,172 shares of Class A and Class M common stock, respectively, for $1,211 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 38,860,238 and 35,270,437 for the three and nine months ended September 30, 2013 and 26,680,357 and 24,905,727 for the three and nine months ended September 30, 2012, respectively. We have no dilutive or potentially dilutive securities. The computations of basic and diluted EPS were adjusted retroactively for all periods presented to reflect the stock dividend that occurred on October 1, 2012.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through October 1, 2012, which is the date the SEC declared our registration statement effective, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date. Following the Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Offering period (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred. After the termination of the Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of September 30, 2013 and December 31, 2012, LaSalle had paid $3,805 and $2,719, respectively, of organization and offering costs on our behalf which we had not reimbursed. These costs are included in Accounts payable and other accrued expenses.
NOTE 7—RELATED PARTY TRANSACTIONS
Effective as of October 1, 2012, we entered into a First Amended and Restated Advisory Agreement with LaSalle, pursuant to which we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On August 6, 2013, the Advisory Agreement was renewed for another year commencing on October 1, 2103.
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
The fixed advisory fee for the three and nine months ended September 30, 2013 was $1,248 and $3,355, respectively. The fixed management and advisory fees for the three and nine months ended September 30, 2012 were $554 and $1,525, respectively. The fixed advisory fees payable at September 30, 2013 and December 31, 2012 was $418 and $324, respectively. The variable fee for the three and nine months ended September 30, 2012 was $2 and $333, respectively. No variable fee expense were included in Advisor fees payable at December 31, 2012. No performance fee was earned for the three and nine months ended September 30, 2013.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management and leasing services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three and nine months ended September 30, 2013, we paid JLL Americas $58 and $163, respectively. For the three and nine months ended September 30, 2012, we paid JLL Americas $46 and $136, respectively.

During the nine months ended September 30, 2013, we paid JLL Americas $196 in loan placement fees related to the mortgage note payable on 4001 North Norfleet, Suwanee Distribution Center and our revolving line of credit.
LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, is the dealer manager (the “Dealer Manager”) for our Offering. For the three and nine months ended September 30, 2013, we paid the Dealer Manager selling commissions, dealer manager fees and distribution fees totaling $508 and $1,360, respectively. A majority of the selling commissions, dealer manager fees and distribution fees are reallowed to participating broker-dealers.
As of September 30, 2013, we owed $3,805 for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accounts payable and other accrued expenses at September 30, 2013.
NOTE 8—COMMITMENTS AND CONTINGENCIES
The Dignity Health Office Portfolio mortgage note payable require that we deposit an annual amount of $699, up to a cumulative maximum of $1,505, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrows are capped individually pursuant to each loan agreement. At September 30, 2013, we had approximately $1,108 deposited in this escrow, and we expect to fund $166 during the remainder of 2013. Additionally, we are required to deposit approximately $114 per year into an escrow account to fund capital expenditures. At September 30, 2013, our capital account escrow account balance was $153. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, on a monthly basis, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated real estate taxes and insurance premium. At September 30, 2013, our real estate tax and insurance escrow balance was $881. We expect to fund the loan escrows from property operations.
As part of the lease with our single tenant at the 4001 North Norfleet Road property, the tenant has a right to expand the current building by up to 286,000 square feet. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has to provide notice of its desire to expand prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of September 30, 2013, we had not received an expansion notice from the tenant.

NOTE 9—SEGMENT REPORTING
We have four operating segments: apartment, industrial, office and retail properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income (loss) from continuing operations as of and for the three and nine months ended September 30, 2013 and 2012.

	Apartment	Industrial	Office	Retail	Total
Assets as of September 30, 2013	$232,170	$102,467	$269,687	$137,322	$741,646
Assets as of December 31, 2012	$232,387	$43,867	$429,407	$91,222	$796,883

Three Months Ending September 30, 2013
Revenues:
Minimum rents	$7,326	$1,891	$6,120	$1,609	$16,946
Tenant recoveries and other rental income	490	335	993	393	2,211
Total revenues	$7,816	$2,226	$7,113	$2,002	$19,157
Operating expenses:
Real estate taxes	$841	$294	$724	$34	$1,893
Property operating	4,307	94	1,549	377	6,327
Provision for doubtful accounts	103	—	—	1	104
Total segment operating expenses	$5,251	$388	$2,273	$412	$8,324
Operating income - Segments	$2,565	$1,838	$4,840	$1,590	$10,833

Capital expenditures by segment	$1,504	$21	$1,118	$—	$2,643

Reconciliation to income from continuing operations
Operating income - Segments					$10,833
Advisor fees					1,248
Company level expenses					605
General and administrative					477
Depreciation and amortization					5,694
Operating income					$2,809
Other income and (expenses):
Interest expense					$(4,892)
Equity in income of unconsolidated affiliates					35
Gain on extinguishment of debt					1,149
Total other income and (expenses)					(3,708)
Loss from continuing operations					$(899)

Reconciliation to total consolidated assets as of September 30, 2013
Assets per reportable segments					$741,646
Corporate level assets					26,811
Assets held for sale					134,948
Total consolidated assets					$903,405

Reconciliation to total consolidated assets as of December 31, 2012
Assets per reportable segments					$796,883
Corporate level assets					45,151
Total consolidated assets					$842,034

	Apartment	Industrial	Office	Retail	Total
Three Months Ended September 30, 2012
Revenues:
Minimum rents	$7,258	$1,033	$1,449	$1,481	$11,221
Tenant recoveries and other rental income	514	149	643	549	1,855
Total revenues	$7,772	$1,182	$2,092	$2,030	$13,076
Operating expenses:
Real estate taxes	$782	$195	$495	$173	$1,645
Property operating	4,224	31	690	383	5,328
Provision for (recovery of) doubtful accounts	31	—	(12)	(32)	(13)
Total segment operating expenses	$5,037	$226	$1,173	$524	$6,960
Operating income - Segments	$2,735	$956	$919	$1,506	$6,116

Capital expenditures by segment	$946	$135	$394	$1,075	$2,550

Reconciliation to income from continuing operations
Operating income - Segments					$6,116
Advisor fees					556
Company level expenses					472
General and administrative					174
Depreciation and amortization					3,448
Operating income					$1,466
Other income and (expenses):
Interest expense					$(5,140)
Equity in income of unconsolidated affiliates					46
Total other income and (expenses)					$(5,094)
Loss from continuing operations					$(3,628)

	Apartment	Industrial	Office	Retail	Total
Nine Months Ending September 30, 2013
Revenues:
Minimum rents	$23,175	$3,975	$17,763	$4,643	$49,556
Tenant recoveries and other rental income	1,301	722	2,742	1,518	6,283
Total revenues	$24,476	$4,697	$20,505	$6,161	$55,839
Operating expenses:
Real estate taxes	$2,525	$621	$2,185	$662	$5,993
Property operating	10,722	151	4,230	957	16,060
Provision for (recovery of) doubtful accounts	200	—	(4)	36	232
Total segment operating expenses	$13,447	$772	$6,411	$1,655	$22,285
Operating income - Segments	$11,029	$3,925	$14,094	$4,506	$33,554

Capital expenditures by segment	$2,463	$62	$10,748	$74	$13,347

Reconciliation to income from continuing operations
Operating income - Segments					$33,554
Advisor fees					3,355
Company level expenses					1,604
General and administrative					1,082
Depreciation and amortization					16,184
Operating income					$11,329
Other income and (expenses):
Interest expense					$(15,068)
Debt modification expenses					(182)
Equity in loss of unconsolidated affiliates					(57)
Gain on extinguishment of debt					1,149
Total other income and (expenses)					$(14,158)
Loss from continuing operations					$(2,829)

	Apartment	Industrial	Office	Retail	Total
Nine Months Ended September 30, 2012
Revenues:
Minimum rents	$23,016	$3,107	$5,943	$4,475	$36,541
Tenant recoveries and other rental income	1,363	630	2,366	1,579	5,938
Total revenues	$24,379	$3,737	$8,309	$6,054	$42,479
Operating expenses:
Real estate taxes	$2,314	$584	$1,459	$755	$5,112
Property operating	10,459	87	2,194	994	13,734
Provision for doubtful accounts	54	—	(13)	(9)	32
Total segment operating expenses	$12,827	$671	$3,640	$1,740	$18,878
Operating income - Segments	$11,552	$3,066	$4,669	$4,314	$23,601

Capital expenditures by segment	$1,732	$92	$2,037	$287	$4,148

Reconciliation to income from continuing operations
Operating income - Segments					$23,601
Advisor fees					1,858
Company level expenses					1,811
General and administrative					641
Depreciation and amortization					10,375
Operating income					$8,916
Other income and (expenses):
Interest expense					$(15,684)
Equity in loss of unconsolidated affiliates					(194)
Total other income and (expenses)					$(15,878)
Loss from continuing operations					$(6,962)

NOTE 10—DISTRIBUTIONS PAYABLE

On August 6, 2013, our board of directors approved a gross dividend for the third quarter of 2013 of $0.10 per share to stockholders of record as of September 27, 2013. The dividend was paid on November 1, 2013. Class E stockholders received $0.10 per share. Class A and Class M stockholders received $0.10 per share, less applicable class-specific fees.

NOTE 11—SUBSEQUENT EVENTS
On October 1, 2013, all shares of our Class E stock converted to Class M stock. Holders of Class E stock received approximately 1.001 shares of Class M stock for each share of Class E stock owned.
On October 24, 2013, we completed the sale of the Dignity Health Disposition Portfolio for $111,260. In conjunction with the sale, we prepaid the three remaining mortgage loan pools associated with the properties for approximately $60,950 including accrued interested. We estimate a gain on sale of approximately $14,000.
On October 29, 2013, we sold our 46.5% membership interest in Legacy Village to our joint venture partners for $27,350. We estimate a gain on the sale of approximately $7,000.
On November 4, 2013, our board of directors approved a gross dividend for the fourth quarter of 2013 of $0.11 per share to stockholders of record as of December 30, 2013, payable on February 7, 2014. Class A and Class M stockholders will receive $0.11 per share, less applicable class-specific fees.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of September 30, 2013, were comprised of:
Apartment

•	Station Nine Apartments,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge of Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.
Industrial

•	105 Kendall Park Lane,

•	4001 North Norfleet Road,

•	Joliet Distribution Center and

•	Suwanee Distribution Center.
Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	the Dignity Health Office Portfolio,

•	4 Research Park Drive,

•	36 Research Park Drive,

•	Canyon Plaza and

•	Railway Street Corporate Centre.
Retail

•	Stirling Slidell Shopping Centre,

•	The District at Howell Mill and

•	Grand Lakes Marketplace.
Our Unconsolidated Property, owned through a joint venture arrangement as of September 30, 2013, refers to Legacy Village. Because management’s operating strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements to our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio.”
Our primary business is the ownership and management of a diversified portfolio of apartment, industrial, office and retail properties primarily located in the United States. It is expected that over time our real estate portfolio will be further diversified on a global basis and will be complemented by investments in real estate-related assets.

We are managed by our Advisor, LaSalle Investment Management, Inc., a subsidiary of our Sponsor, Jones Lang LaSalle Incorporated (NYSE: JLL), a leading global real estate services and investment management firm. We hire property management and leasing companies to provide on-site, day-to-day management and leasing services for our properties. When selecting a property management or leasing company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management and leasing service providers that include large national real estate service firms, including our Sponsor, and smaller local firms.

We seek to minimize risk and maintain stability of income and principal value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the Company Portfolio. Our diversification goals also take into account investing in sectors or regions we believe will create returns consistent with our investment objectives. Under normal conditions, we intend to pursue investments principally in well-located, well-leased properties within the apartment, industrial, office and retail sectors. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the geographic areas considered for investment. When consistent with our investment objectives, we also seek to maximize the tax efficiency of our investments through like-kind exchanges and other tax planning strategies.
The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. These tables provide examples of how our Advisor evaluates the Company Portfolio when making investment decisions.

Property Sector Diversification
Estimated Percent of Fair Value as of September 30, 2013

	Consolidated Properties	Unconsolidated Property	Consolidated and Unconsolidated Properties
Apartment	24%	—	22%
Industrial	13%	—	12%
Office	49%	—	45%
Retail	14%	100%	21%
Geographic Region Diversification
Estimated Percent of Fair Value as of September 30, 2013

	Consolidated Properties	Unconsolidated Property	Consolidated and Unconsolidated Properties
West	34%	—	32%
South	35%	—	32%
East	14%	—	13%
Midwest	12%	100%	18%
International	5%	—	5%

Seasonality
For our six student-oriented apartments, the majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In certain cases we enter into leases for less than the full academic year, including nine-month or shorter-term leases. As a result, cash flows may be reduced during the summer months at properties having lease terms shorter than 12 months. The annual releasing cycle results in significant turnover in the tenant population from year to year. Accordingly, certain property revenues and operating expenses tend to be seasonal in nature, and therefore not incurred ratably over the course of the year. Prior to the commencement of each new lease period, mostly during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period, referred to as the “Turn”, as we have no leases in place. In addition, during the Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality impacts on our operating results during the second and third quarter of each year.
With the exception of our student-oriented apartments described above, our investments are not materially impacted by seasonality, despite certain of our retail tenants being impacted by seasonality. Percentage rents (rents computed as a percentage of tenant sales) that we earn from investments in retail properties may, in the future, be impacted by seasonality.
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
Critical Accounting Policies
The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three and nine months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2012 Form 10-K.
Consolidated Properties
Consolidated Properties owned at September 30, 2013 are as follows:

					Percentage Leased as of September 30, 2013
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	98%
Cabana Beach San Marcos (1)	San Marcos, TX	November 21, 2007	78	258,000	90
Cabana Beach Gainesville (1)	Gainesville, FL	November 21, 2007	78	598,000	92
Campus Lodge of Athens (1)	Athens, GA	November 21, 2007	78	229,000	99
Campus Lodge Columbia (1)	Columbia, MO	November 21, 2007	78	256,000	90
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	95
Campus Lodge Tampa (1)	Tampa, FL	February 29, 2008	78	477,000	98
Industrial Segment:
105 Kendall Park Lane	Atlanta, GA	June 30, 2005	100	409,000	100
4001 North Norfleet Road	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	83
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	90
Dignity Health Office Portfolio (2)	CA and AZ	December 21, 2005	100	757,000	80
4 Research Park Drive	St. Charles, MO	June 13, 2007	100	60,000	100
36 Research Park Drive	St. Charles, MO	June 13, 2007	100	81,000	100
Canyon Plaza (3)	San Diego, CA	June 26, 2007	100	199,000	59
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	90
Retail Segment:
Stirling Slidell Shopping Centre	Slidell, LA	December 14, 2006	100	139,000	80
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	87.85	306,000	98
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	100

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	On August 30, 2013, 13 of the 15 properties in this portfolio were designated as held-for-sale.

(3)	On August 23, 2013, this property was designated as held-for-sale.

Unconsolidated Property owned at September 30, 2013 was:

Property Name	Type	Location	Acquisition Date	Ownership %	Net Rentable Square Feet	Percentage Leased as of September 30, 2013
Legacy Village (1)	Retail	Lyndhurst, OH	August 25, 2004	46.5%	595,000	96%

(1)	On September 10, 2013, we entered into an agreement to sell our membership interest in Legacy Village to our joint venture partners.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our Consolidated Properties as of September 30, 2013:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	7	2,337,000	34%	94%	$15.12
Industrial	4	2,112,000	31	100	3.79
Office	21	1,749,000	26	82	23.37
Retail	3	576,000	9	94	16.10
Total	35	6,774,000	100%	93%	$13.29

(1)	Amount calculated as in-place minimum base rent for all occupied space at September 30, 2013 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
The following table shows our operating statistics for our Unconsolidated Property as of September 30, 2013:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Retail	1	595,000	100%	96%	$20.34

(1)	Amount calculated as in-place minimum base rent for all occupied space at September 30, 2013 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of September 30, 2013, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $14.12 for our Consolidated Properties and $20.32
for our Unconsolidated Property.

Recent Events and Outlook
General Company and Market Commentary
On October 1, 2012, the SEC declared effective our registration statement on Form S-11 (File No. 333-177963) with respect to our continuous public Offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock, consisting of up to $2,700,000 of shares in our primary Offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering, subject to regulatory approval. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A shares only, applicable selling commissions. LaSalle Investment Management Distributors, LLC, our affiliate and the Dealer Manager of our Offering, has agreed to distribute shares of our common stock. We intend to use the net proceeds from the Offering, after we pay the fees and expenses attributable to the Offering and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
We have executed on a number of our key strategic initiatives during the nine months ended September 30, 2013, including:

•	executed a new three year lease at Monument IV at Worldgate with Fannie Mae;

•	retired the remaining balance on the $12,000 note payable related to the December 2012 acquisition of 111 Sutter Street in San Francisco, California;

•	extended the maturity date and reduced our interest rate on the existing $53,922 mortgage note payable for 111 Sutter Street;

•	retired the mortgage note payable on Monument IV at Worldgate, in the amount of $35,351 including accrued interest, in advance of its September 1, 2013 maturity date;

•	retired the mortgage note payable on 36 Research Park Drive for $9,500 at a $1,150 discount from par;

•	retired Pool 1 of the Dignity Health Office Portfolio mortgage notes payable for $13,712 including accrued interest, in advance of the November 1, 2013 maturity date;

•	purchased Joliet Distribution Center for $21,000;

•	purchased Suwanee Distribution Center for $38,000;

•	purchased a 90% interest in Grand Lakes Marketplace for $42,975; and

•	secured a $40,000 revolving working capital credit facility.
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
The cornerstone of our investment strategy is to acquire and manage income-producing commercial real estate properties and real estate-related assets around the world. We believe this strategy enables us to provide our stockholders with a portfolio that is well-diversified across property type, geographic region and industry, both in the United States and internationally. It is our belief that adding international investments to our portfolio over time will serve as an effective tool to construct a well-diversified portfolio designed to provide our stockholders with stable distributions and attractive long-term risk-adjusted returns.
We believe that our broadly diversified portfolio benefits our stockholders by providing:

•	diversification of sources of income;

•	access to attractive real estate opportunities currently in the United States and, over time, around the world; and

•	exposure to a return profile that should have lower correlations with other investments.
Since real estate markets are often cyclical in nature, our strategy allows us to more effectively deploy capital into property types and geographic regions where the underlying investment fundamentals are relatively strong or strengthening and away from those property types and geographic regions where such fundamentals are relatively weak or weakening. We intend to meet our investment objectives by selecting investments across multiple property types and geographic regions to achieve portfolio stability, diversification, current income and favorable risk-adjusted returns. To a lesser degree, we also intend to invest in debt and equity interests backed principally by real estate, which we refer to collectively as “real estate-related assets.”
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
During the ramp-up period, we will balance the goals of diversifying our portfolio and reducing our leverage. Our strategy to reduce leverage may include working aggressively with existing lenders to allow us to negotiate more favorable loan terms.
During the ramp-up period, we intend to use lower leverage, or in some cases possibly no leverage, to finance our new acquisitions in order to reduce our overall Company leverage. Our Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets), was 56% as of September 30, 2013, down from 63% at December 31, 2012 as a result of debt extinguishments, increasing property values and raising new equity. After the ramp-up period, we expect to maintain a targeted Company leverage ratio of between 30% and 50%.

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
We will also dispose of properties that no longer fit our investment strategy or if our outlook for the property, property type or geographic region changes . Early in the fourth quarter we sold 13 of the 15 Dignity Health Office Portfolio properties and Legacy Village. We also entered into an agreement to sell Canyon Plaza, which we expect will close during the fourth quarter of 2013. The sale of the Dignity Health Office Portfolio properties is prompted by our belief that the future direction of the healthcare industry is moving away from individual physician practices and more towards large physician practice groups. The majority of the space within the Dignity Health Office Portfolio is focused on smaller, individual physician practices. The sale of our 46.5% interest in Legacy Village, our lifestyle shopping center located in Lyndhurst, Ohio, is the result of our goal to focus our retail investments in grocery anchored community oriented retail properties along with our objective to generally own majority controlling ownership of our investments. The sale of Canyon Plaza, our office building located in San Diego, California, is driven by the property no longer being a core asset as a result of the low occupancy and significant capital required to return the building to full occupancy.
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
On June 25, 2013, we entered into a $40,000 revolving line of credit agreement with Bank of America, N.A. The line of credit has a two year term and bears interest based on LIBOR plus a spread ranging from 1.50% to 2.75% depending on the Company's consolidated leverage ratio. This line substantially increases our available working capital.
On June 26, 2013, we acquired Joliet Distribution Center, a 442,000 square foot industrial property located in Joliet, IL for approximately $21,000, using cash on hand. The property is 100% leased to two tenants with a weighted average remaining lease term of approximately six years.
On June 28, 2013, we acquired Suwanee Distribution Center, a 559,000 square foot industrial property located in suburban Atlanta, GA for approximately $38,000, using a $7,000 draw on our revolving line of credit and cash on hand. The property is 100% leased to Mitsubishi Electric & Electronics USA with a remaining lease term of 10 years.

On July 1, 2013, we retired the $10,650 mortgage note payable on 36 Research Park Drive. We negotiated a discounted payoff for the mortgage note in the amount of $9,500, using a $7,000 draw on our revolving line of credit and cash on hand. The loan had a 5.60% interest rate and its repayment saves in excess of $575 in annual interest expense. We now own the property free and clear of mortgage debt. This loan repayment was in keeping with our objective to further decrease our leverage.
On September 3, 2013, we retired Pool 1 of the Dignity Health Office Portfolio mortgage notes payable in advance of the November 1, 2013 maturity date. The notes had an interest rate of 5.75%. The outstanding balance of the mortgage notes payable, including accrued interest, was approximately $13,712, which was funded in part from a draw on our revolving line of credit.
On September 12, 2013, we entered into a $19,100 mortgage note payable secured by Suwanee Distribution Center. The note matures on October 10, 2020 and has a fixed interest rate equal to 3.66%.
On September 17, 2013, we acquired a 90% interest in a joint venture that owns Grand Lakes Marketplace, a 131,000 square foot retail property located in Katy, TX for approximately $42,975. This acquisition was financed with a $23,900 mortgage note payable secured by Grand Lakes Marketplace at an approximate 50% loan to purchase price. The mortgage note payable has a ten-year term, matures on October 10, 2023 and has a fixed interest rate of 4.20%.
On October 24, 2013, we completed the sale of the Dignity Health Disposition Portfolio for $111,260. In conjunction with the sale, we retired the three remaining mortgage loan pools associated with the properties for approximately $60,950 including accrued interested.
On October 29, 2013, we sold our 46.5% membership interest in Legacy Village to our joint venture partners for $27,350.

Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from Unconsolidated Properties is included in the equity in loss of unconsolidated affiliates. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Company. We group our investments in real estate assets from continuing operations into four reportable operating segments based on the type of property, which are apartment, industrial, office and retail. Operations from corporate level items and real estates assets held for sale are excluded from reportable segments.
Revenues and operating expenses related to Georgia Door Sales Distribution Center, Metropolitan Park North, Marketplace at Northglenn, Canyon Plaza and the Dignity Health Disposition Portfolio are shown as discontinued operations for the three and nine months ended September 30, 2013 and 2012. Properties acquired during any of the periods presented are presented within the recent acquisitions line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions line include 111 Sutter Street, Joliet Distribution Center, Suwanee Distribution Center and Grand Lakes Marketplace. Consolidated properties owned for the nine months ended September 30, 2013 and 2012 are referred to as our comparable properties.
Results of Operations for the Three Months Ended September 30, 2013 and 2012
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the three months ended September 30, 2013 and 2012:

	Three months ended September 30, 2013	Three months ended September 30, 2012	$ Change	% Change
Revenues:
Minimum rents
Apartment	$7,326	$7,258	$68	0.9%
Industrial	1,033	1,033	—	—
Office	3,496	1,449	2,047	141.3
Retail	1,496	1,481	15	1.0
Comparable properties total	$13,351	$11,221	$2,130	19.0%
Recent acquisitions	3,595	—	3,595	100.0
Total	$16,946	$11,221	$5,725	51.0%

Tenant recoveries and other rental income
Apartment	$490	$514	$(24)	(4.7)%
Industrial	115	149	(34)	(22.8)
Office	839	643	196	30.5
Retail	373	549	(176)	(32.1)
Comparable properties total	$1,817	$1,855	$(38)	(2.0)%
Recent acquisitions	394	—	394	100.0
Total	$2,211	$1,855	$356	19.2%
Total revenues	$19,157	$13,076	$6,081	46.5%

Minimum rents at comparable properties increased by $2,130 for the three months ended September 30, 2013 as compared to the same period in 2012. The increase is primarily due to increased rents of $1,874 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae leases. Additionally, there was an increase of

$127 at Railway Street Corporate Center due to increased occupancy during the three months ended September 30, 2013 as compared to the same period in 2012.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at comparable properties decreased by $38 for the three months ended September 30, 2013 as compared to the same period in 2012. The decrease is primarily related to lower recoveries of $118 at The District at Howell Mill due to lower real estate taxes as a result of a reassessment during the three months ended September 30, 2013 as compared to the same period in 2012. This decrease was partially offset by higher recoveries of $114 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae leases. Additionally, there was an increase of $96 at Railway Street Corporate Center due to increased occupancy during the three months ended September 30, 2013 as compared to the same period in 2012.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts from continuing operations, by reportable segment, for the three months ended September 30, 2013 and 2012:

	Three months ended September 30, 2013	Three months ended September 30, 2012	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$841	$782	$59	7.5%
Industrial	139	195	(56)	(28.7)
Office	476	495	(19)	(3.8)
Retail	14	173	(159)	(91.9)
Comparable properties total	$1,470	$1,645	$(175)	(10.6)%
Recent acquisitions	423	—	423	100.0
Total	$1,893	$1,645	$248	15.1%

Property operating
Apartment	$4,307	$4,224	$83	2.0%
Industrial	29	31	(2)	(6.5)
Office	856	690	166	24.1
Retail	335	383	(48)	(12.5)
Comparable properties total	$5,527	$5,328	$199	3.7%
Recent acquisitions	800	—	800	100.0
Total	$6,327	$5,328	$999	18.8%

Net provision for (recovery of) doubtful accounts
Apartment	$103	$31	$72	232.3%
Office	—	(12)	12	(100.0)
Retail	1	(32)	33	(103.1)
Total	$104	$(13)	$117	(900.0)%
Total operating expenses	$8,324	$6,960	$1,364	19.6%

Real estate taxes at comparable properties decreased by $175 for the three months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to a decrease of $159 at the District at Howell Mill as a result of a tax reassessment in the three months ended September 30, 2013.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $199 for the three months ended September 30, 2013 as compared to the same period of 2012. The increase is primarily related to increased costs of $170 related to the commencement of the Amazon Corporate LLC and Fannie Mae leases and increased Turn costs of $26 at our apartment properties.
Net provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $117 for the three months ended September 30, 2013 as compared to the same period of 2012, primarily related to $72 of higher bad debts during the Turn at our apartment properties. Additionally, there was an increase at The District at Howell Mill related to the collection of previously reserved accounts of $33 that occurred during the three months ended September 30, 2012.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended September 30, 2013 and 2012:

	Three months ended September 30, 2013	Three months ended September 30, 2012	$ Change	% Change

Advisor fees	$1,248	$556	$692	124.5%
Company level expenses	605	472	133	28.2
General and administrative	477	174	303	174.1
Depreciation and amortization	5,694	3,448	2,246	65.1
Interest expense	4,892	5,140	(248)	(4.8)
Equity in income of unconsolidated affiliates	(35)	(46)	11	(23.9)
Gain on extinguishment of debt	(1,149)	—	(1,149)	100.0
Loss (income) from discontinued operations	10,521	(45)	10,566	(23,480)
Gain on transfer of property and extinguishment of debt	—	(2,902)	2,902	(100.0)
Total expenses	$22,253	$6,797	$15,456	227.4%
Advisor fees relate to the fixed and variable management and advisory fees earned by the Former Manager and the Advisor during 2012 and fixed advisor fees earned by the Advisor during 2013. Fixed fees increase or decrease based on changes in the NAV which will be primarily impacted by changes in capital raised and the value of our properties. Variable fees earned during 2012 were calculated as a formula of cash flow generated from owning and operating the real estate investments and fluctuated as cash flows fluctuated. The increase in advisor fees of $692 for the three months ended September 30, 2013 as compared to the same period of 2012 is primarily related to the increase in NAV over the prior year.

Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $133 for the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to an increase in appraisal fees and corporate legal fees.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $303 for the three months ended September 30, 2013 as compared to the same period in 2012. The increase is primarily related to an increase of $202 of acquisition expenses as well as an increase of $83 related to higher property level legal fees incurred during the three months ended September 30, 2013.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $2,246 in depreciation and amortization expense for the three months ended September 30, 2013 as compared to the period ended September 30, 2012 is primarily related to an increase of $1,452 that we recorded at 111 Sutter Street as a result of the consolidation of the property on December 4, 2012. The increase also related to an increase of $557 related to our recent acquisitions of Suwanee Distribution Center, Joliet Distribution Center and Grand Lakes Marketplace. Additionally, there was an increase of $204 at Monument IV at Worldgate related to the amortization of the leasing commissions and tenant improvements related to the Amazon Corporate LLC lease during the three months ended September 30, 2013.

Interest expense decreased by $248 for the three months ended September 30, 2013 as compared to the period ended September 30, 2012. The decreases in interest expense were related to the debt retirements at 36 Research Park Drive, Monument IV at Worldgate, 4001 North Norfleet, and 105 Kendall Park Lane. These decreases were partially offset by an increase at 111 Sutter Street due to the debt assumed at the property upon consolidation on December 4, 2012.

Equity in income of unconsolidated affiliates represents our share of net income from our investments in Unconsolidated Properties. The decrease of $11 for the three months ended September 30, 2013 as compared to the same period of 2012 is due to slightly higher operating expenses.

Gain on extinguishment of debt of $1,149 is related to the early debt retirement at 36 Research Park Drive during the three months ended September 30, 2013.
Loss (income) from discontinued operations is related to the Dignity Health Disposition Portfolio and Canyon Plaza being designated as held for sale. The increase of $10,566 is primarily related to the provision for impairment recorded at Canyon Plaza in the amount of $10,182 during the three months ended September 30, 2013.
Gain on transfer of property and extinguishment of debt of $2,902 during the three months ended September 30, 2012 is related to the gain on the transfer of ownership of Marketplace at Northglenn on July, 11, 2012.
Results of Operations for the Nine Months Ended September 30, 2013 and 2012
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	$ Change	% Change
Revenues:
Minimum rents
Apartment	$23,175	$23,016	$159	0.7%
Industrial	3,099	3,107	(8)	(0.3)
Office	9,176	5,943	3,233	54.4
Retail	4,530	4,475	55	1.2
Comparable properties total	$39,980	$36,541	$3,439	9.4%
Recent acquisitions	9,576	—	9,576	100.0
Total	$49,556	$36,541	$13,015	35.6%

Tenant recoveries and other rental income
Apartment	$1,301	$1,363	$(62)	(4.5)%
Industrial	502	630	(128)	(20.3)
Office	2,221	2,366	(145)	(6.1)
Retail	1,498	1,579	(81)	(5.1)
Comparable properties total	$5,522	$5,938	$(416)	(7.0)%
Recent acquisitions	761	—	761	100.0
Total	$6,283	$5,938	$345	5.8%
Total revenues	$55,839	$42,479	$13,360	31.5%
Minimum rents at comparable properties increased by $3,439 for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase is primarily due to increased rents of $3,104 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae leases.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. There was a decrease of $416 at our comparable properties primarily due to a decrease of $187 at Monument IV at Worldgate related to Fannie Mae's signing a new lease in 2013 for less square footage. Additionally, there were decreases of $123 and $112 at The District at Howell Mill and 4001 North Norfleet Road related to favorable tax reassessments that occurred during the nine months ended September 30, 2013.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts from continuing operations, by reportable segment, for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$2,525	$2,314	$211	9.1%
Industrial	461	584	(123)	(21.1)
Office	1,542	1,459	83	5.7
Retail	642	755	(113)	(15.0)
Comparable properties total	$5,170	$5,112	$58	1.1%
Recent acquisitions	823	$—	823	100.0
Total	$5,993	$5,112	$881	17.2%

Property operating
Apartment	$10,722	$10,459	$263	2.5%
Industrial	85	87	(2)	(2.3)
Office	2,177	2,194	(17)	(0.8)
Retail	915	994	(79)	(7.9)
Comparable properties total	$13,899	$13,734	$165	1.2%
Recent acquisitions	2,161	$—	2,161	100.0
Total	$16,060	$13,734	$2,326	16.9%

Net provision for (recovery of) doubtful accounts
Apartment	$200	$54	$146	270.4%
Office	(4)	(13)	9	(69.2)
Retail	36	(9)	45	(500.0)
Total	$232	$32	$200	625.0%
Total operating expenses	$22,285	$18,878	$3,407	18.0%

Real estate taxes at comparable properties increased by $58 for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to an increase of $211 at our apartment properties and an increase of $88 at Railway Street Corporate Center, due to reassessments in the nine months ended September 30, 2013. These increases were partially offsets by decreases of $114 and $106 at The District at Howell Mill and 4001 North Norfleet Road, respectively, due to lower reassessments that occurred in the nine months ended September 30, 2013.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $165 for the nine months ended September 30, 2013 as compared to the same period of 2012. The increase is primarily related to higher Turn costs and utilities totaling $262 at our apartment properties and an increase of $184 related to the commencement of the Amazon Corporate LLC and Fannie Mae leases. These increases were partially offset by decreases of $95 and $94 at Railway Street Corporate Center and The District at Howell Mill due to lower utility and repairs and maintenance expenses in the nine months ended September 30, 2013 as compared to the same period of 2012.

Net provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $200 for the nine months ended September 30, 2013 as compared to the period ended September 30, 2012, primarily related to $147 of higher bad debts during the Turn at our apartment properties. Additionally, there was an increase at The District at Howell Mill related to the collection of previously reserved accounts of $33 during the nine months ended September 30, 2012.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	$ Change	% Change
Advisor fees	$3,355	$1,858	$1,497	80.6%
Company level expenses	1,604	1,811	(207)	(11.4)
General and administrative	1,082	641	441	68.8
Depreciation and amortization	16,184	10,375	5,809	56.0
Interest expense	15,068	15,684	(616)	(3.9)
Debt modification expenses	182	—	182	100.0
Equity in loss of unconsolidated affiliates	57	194	(137)	(70.6)
Gain on extinguishment of debt	(1,149)	—	(1,149)	100.0
Loss from discontinuing operations	10,772	2,488	8,284	333.0
Loss on sale of discontinued operations	—	117	(117)	(100.0)
Gain on transfer of property and extinguishment of debt	—	(14,693)	14,693	(100.0)
Total expenses	$47,155	$18,475	$28,680	155.2%

Advisor fees relate to the fixed and variable management and advisory fees earned by the Former Manager and the Advisor during 2012 and fixed advisor fees earned by the Advisor during 2013. Fixed fees increase or decrease based on changes in the NAV which will be primarily impacted by changes in capital raised and the value of our properties. Variable fees earned during 2012 were calculated as a formula of cash flow generated from owning and operating the real estate investments and fluctuated as cash flows fluctuated. The increase in advisor fees of $1,497 for the nine months ended September 30, 2013 as compared to the same period of 2012 is primarily related to the increase in NAV over the prior year.

Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $207 for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to a decrease in investor service fees and corporate legal fees.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $441 for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase is primarily related to an increase of $261 of acquisition expenses during the nine months ended September 30, 2013. Additionally, we incurred increased expenses of $196 at 111 Sutter Street due to the property being consolidated on December 4, 2012.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $5,809 in depreciation and amortization expense for the nine months ended September 30, 2013 as compared to the same period in 2012 is primarily related to an increase of $4,923 at 111 Sutter Street as a result of the consolidation of the property on December 4, 2012. The increase also related to an increase of $557 related to our recent acquisitions of Suwanee Distribution Center, Joliet Distribution Center and Grand Lakes Marketplace. Additionally, there was an increase of $231 at Monument IV at Worldgate due to the amortization of the leasing commissions and tenant improvements related to the Amazon Corporate LLC lease during the three months ended September 30, 2013.

Interest expense decreased by $616 for the nine months ended September 30, 2013 as compared to the same period ended September 30, 2012. The decrease in interest expense is due to the debt retirements at 36 Research Park Drive, Monument IV at Worldgate, 4001 North Norfleet and 105 Kendall Park Lane. These decreases were partially offset by an increase at 111 Sutter Street due to the debt assumed at the property upon consolidated on December 4, 2012 and the addition of new mortgage notes on Suwanee Distribution Center and Grand Lakes Marketplace in the nine months ended September 30, 2013 as compared to the same period in 2012.
Debt modification expenses in 2013 are due to expenses incurred for the loan modification at 111 Sutter Street on March 27, 2013.

Equity in loss of unconsolidated affiliates represents our share of net loss from our investments in Unconsolidated Properties. The loss decreased by $137 for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily related to 111 Sutter Street being consolidated as of December 4, 2012.

Gain on extinguishment of debt is related to the debt retirement at 36 Research Park Drive during the nine months ended September 30, 2013.
Loss from discontinued operations for the nine months ended September 30, 2013 relate to the Dignity Health Disposition Portfolio and Canyon Plaza. The loss for the nine months ended September 30, 2012 is related to the properties currently held for sale as well as the dispositions of Georgia Door Sales Distribution Center, Metropolitan Park North and Marketplace at Northglenn that occurred during 2012. Loss from discontinuing operations increased by $8,284 in the nine months ended September 30, 2013 primarily due to the $10,182 provision for impairment on Canyon Plaza as a result of the property being placed as held for sale during the nine months ended September 30, 2013.
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

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(11,059)	$(357)	$(13,306)	$5,313
Plus: Real estate depreciation and amortization	5,694	3,448	16,184	10,375
Loss from sale of real estate	—	—	—	117
Real estate depreciation and amortization from discontinued operations	812	1,555	9,511	5,722
Real estate depreciation and amortization attributable to noncontrolling interests	(331)	(329)	(963)	(983)
Share of real estate depreciation and amortization from unconsolidated real estate affiliates	532	906	1,562	2,699
Gain on transfer of property	—	6	—	(6,012)
Impairment of real estate held for sale	10,182	—	10,182	913
Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc.	$5,830	$5,229	$23,170	$18,144
Weighted average shares outstanding, basic and diluted (1)	38,860,238	26,680,357	35,270,437	24,905,727
Funds from operations per share, basic and diluted (1)	$0.15	$0.20	$0.66	$0.73

(1)
On October 1, 2012, we declared a stock dividend with respect to all Class E shares at a ratio of 4.786-to-1. The effects of the stock dividend have been applied retroactively to all share and per share amounts for all periods presented.

Below is additional information related to certain items that significantly impact the comparability of our FFO or significant non-cash items:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Straight-line rental income	(751)	291	(2,754)	20
Amortization of above- and below-market leases	(266)	(222)	(4,569)	(547)
Amortization of net premium (discount) on assumed debt	(136)	(59)	(620)	(179)
Gain on debt modification or extinguishment	(1,149)	(2,908)	(967)	(8,681)
Acquisition expenses	220	—	311	—

NAV per Share
Prior to October 1, 2012, we established our NAV per share on a quarterly basis for the purposes of establishing the price of shares sold in our private offerings and the repurchase price for shares purchased in our share repurchase program. We determined our NAV as of the end of each of the first three quarters of a fiscal year within 45 calendar days following the end of such quarter, and our fourth quarter NAV after the completion of our year-end audit. We calculated our quarterly NAV as of the determination date as follows: (i) the aggregate value of (A) our interests in real estate investments, plus (B) all our other assets, minus (ii) the aggregate fair value of our indebtedness and other outstanding obligations.
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

NAV as of September 30, 2013
The NAV per share for our Class A, Class M and Class E shares as of September 30, 2013 was $10.16, $10.17 and $10.18, respectively. The increase in NAV of all share classes from December 31, 2012, is primarily related to a net increase of 0.25% in the value of our properties. The increase in property value resulted in an increase in NAV of $0.04 per share. Property operations for the third quarter of 2013 had an insignificant impact on NAV as dividends declared offset property operations for the quarter. Our Class A and M NAV are reduced by normal and recurring class-specific fees and offering and organization costs.
The following table provides a breakdown of the major components of our NAV per share as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
Component of NAV	Class A Shares	Class M Shares	Class E Shares	Class A Shares	Class M Shares	Class E Shares
Real estate investments (1)	$21.86	$21.88	$21.92	$25.07	$25.09	$25.10
Debt	(11.96)	(11.97)	(11.99)	(16.37)	(16.39)	(16.40)
Other assets and liabilities, net	0.26	0.26	0.25	1.42	1.43	1.44
Estimated enterprise value premium	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed
NAV per share	$10.16	$10.17	$10.18	$10.12	$10.13	$10.14
Number of outstanding shares	11,646,482	2,075,093	26,206,756	3,612,169	104,282	26,444,843

(1)	The value of our real estate investments was less than the historical cost by approximately 12.1% and 14.2% as of September 30, 2013 and December 31, 2012, respectively.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of September 30, 2013:

	Apartment	Industrial	Office	Retail	Total Company
Exit capitalization rate	6.96%	7.25%	7.23%	7.44%	7.20%
Discount rate/internal rate of return (IRR)	8.24%	8.49%	8.45%	7.92%	8.31%
Annual market rent growth rate	2.84%	2.89%	3.30%	3.12%	3.13%
Holding period (years)	10.00	10.00	10.00	10.00	10.00

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2012:

	Apartment	Industrial	Office	Retail	Total Company
Exit capitalization rate	7.05%	7.83%	7.30%	7.43%	7.30%
Discount rate/internal rate of return (IRR)	8.24%	8.50%	8.48%	7.90%	8.27%
Annual market rent growth rate	2.83%	2.59%	3.32%	3.08%	3.09%
Holding period (years)	10.00	10.00	10.00	10.00	10.00
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of September 30, 2013 of 0.25% would yield a decrease in our total real estate asset value of 1.62% and our NAV per each share class would have been $9.81, $9.82 and $9.83 for Class A, Class M and Class E, respectively. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2012 of 0.25% would yield a decrease in our total real estate asset value of 1.80% and our NAV per each share class would have been $9.68, $9.70 and $9.71 for Class A, Class M, and Class E, respectively.

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

Longer-term liquidity and capital needs such as:

•      Acquisitions of new real estate investments

•      Expansion of existing properties

•      Tenant improvements and leasing commissions

•      Debt repayment requirements, including both principal and interest

•      Repurchases of our shares pursuant to our Share Repurchase Plan

The sources and uses of cash for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	$ Change
Net cash provided by operating activities	$16,082	$15,143	$939
Net cash used in investing activities	(115,692)	(6,435)	(109,257)
Net cash provided by (used in) financing activities	76,653	4,097	72,556
Cash provided by operating activities increased by $939 for the nine months ended September 30, 2013, as compared to the same period in 2012. An increase of $5,781 in cash from operating activities is primarily related to consolidation of 111 Sutter Street on December 4, 2012 and the lease termination fee received from Conexant Systems, Inc. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable and accounts payable and other accrued expenses. These changes in our working capital caused a decrease to cash provided by operating activities of $4,842 between the nine months ended September 30, 2013 and the same period in 2012, primarily related to lower accrued real estate taxes and accrued interest.
Cash used in investing activities increased by $109,257 for the nine months ended September 30, 2013, as compared to the same period in 2012. The increase was primarily related to the acquisition of three properties totaling $103,295 between the nine months ended September 30, 2013 and the same period in 2012.
Cash provided by financing activities increased by $72,556 for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase is primarily related to the issuance of common stock of $101,261 in 2013 as compared to $50,000 in the same period during 2012. Additionally, net principal payments on mortgage loans and other debt payable decreased by $6,490 primarily related to the retirement of various mortgage notes and other debt payable in excess of proceeds received from new mortgage notes and other debt payable. We expect to continue to raise capital from the Offering and will use portions of the capital raise to acquire new properties, retire debt and repurchase common stock.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at September 30, 2013 and December 31, 2012 for such debt. The unconsolidated debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.
Consolidated Debt

	September 30, 2013		December 31, 2012
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$457,170	5.32%	$479,206	5.59%
Variable	22,000	2.59	12,000	4.75
Total	$479,170	5.20%	$491,206	5.57%

Unconsolidated Debt

	September 30, 2013		December 31, 2012
	Pro-rata share of Principal Balance	Weighted Average Interest Rate	Pro-rata share of Principal Balance	Weighted Average Interest Rate
Fixed	$38,569	5.63%	$39,724	5.63%
Variable	—	—	—	—
Total	$38,569	5.63%	$39,724	5.63%
Contractual Cash Obligations and Commitments
The Dignity Health Office Portfolio mortgage debt requires that we deposit an annual amount of $699, up to a cumulative maximum of $1,505, into an escrow account to fund future tenant improvements and leasing commissions. The amount of the escrow funded by each of the 12 buildings in the portfolio is capped individually pursuant to each loan agreement. At September 30, 2013, we had approximately $1,108 deposited in this escrow account, and we expect to fund $166 during the remainder of 2013. Additionally, we are required to deposit approximately $114 per year into an escrow account to fund capital expenditures. At September 30, 2013, our capital account escrow account balance was $153. These escrow accounts allow us to withdraw funds as we incur costs related to tenant improvements, leasing commissions and capital expenditures. Additionally, on a monthly basis, we are required to fund an escrow account for the future payment of real estate taxes and insurance costs in an amount equal to 1/12th of the estimated real estate taxes and insurance premium. At September 30, 2013, our real estate tax and insurance escrow balance was $881. We expect to fund the loan escrows from property operations.
As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to provide notice to us of its desire to expand at any time prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of September 30, 2013, we had not received an expansion notice from the tenant.
Off Balance Sheet Arrangements
At September 30, 2013 and December 31, 2012, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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
We are subject to market risk associated with changes in interest rates in terms of the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of September 30, 2013, we had consolidated debt of $479,170, $22,000 of which was variable-rate debt. Including the $1,178 net premium on the assumption of debt, we had consolidated debt of $480,348 at September 30, 2013. None of the variable-rate debt was subject to interest rate swap or cap agreements. A 25 basis point movement in the interest rate on the $22,000 of variable-rate debt would have resulted in an approximately $55 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
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

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2013, the fair value of our mortgage notes payable was estimated to be approximately $3,177 higher than the carrying value of $479,170. If treasury rates were 25 basis points higher at September 30, 2013, the fair value of our mortgage notes payable would have been approximately $913 lower than the carrying value.
At December 31, 2012, the fair value of our mortgage notes payable was estimated to be approximately $17,136 higher than the carrying value of $491,206. If treasury rates were 25 basis points higher at December 31, 2012, the fair value of our mortgage notes payable would have been approximately $13,755 higher than the carrying value.
In August 2007, we purchased Railway Street Corporate Centre located in Calgary, Canada. For this investment, we use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at weighted average rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income on the Consolidated Balance Sheet and foreign currency translation adjustment on the Consolidated Statement of Operations and Comprehensive (Loss) Income.

As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the nine months ended September 30, 2013 and 2012, we recognized a foreign currency translation loss of $322 and a gain of $339, respectively. At September 30, 2013, a 10% unfavorable exchange rate movement would have caused our $322 foreign currency translation loss to be increased by $880 resulting in a foreign currency translation loss of approximately $1,202.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Please also see risk factors applicable to the Company are described in Item 1A of our 2012 Form 10-K.
An investment in Class A or Class M shares will likely be impacted by class-specific expenses of future offerings.
Dealer manager fees and distribution fees are allocated on a class-specific basis, which means that the expenses are borne by all holders of the applicable class.  For example, an investor who acquired Class M shares (formerly Class E shares) will be allocated a proportional share of the dealer manager fees we pay with respect to Class M shares sold in our ongoing public offering of Class A and Class M shares.  Such Class M expenses are allocated among all Class M shares ratably, regardless of how each Class M stockholder acquired his or her shares.  As a result, purchasers of Class A and Class M shares in our ongoing public offering will likely be impacted by class-specific expenses that we pay with respect to future offerings of Class A and Class M shares.  Specifically, we intend to operate as a perpetual-life REIT with respect to Class A and Class M stockholders, which means that we intend to offer Class A and Class M shares continuously.  In order to do so, we will be required to file a new registration statement to register additional Class A and Class M shares of common stock with the SEC prior to the end of each three-year period following the commencement of our ongoing public offering of Class A and Class M shares described in Rule 415 under the Securities Act.  Dealer manager fees and distribution fees that are payable to our Dealer Manager on an ongoing basis with respect to shares sold in our ongoing public offering of Class A and Class M shares (i.e., pursuant to our current registration statement) will cease when total underwriting compensation in the offering equals 10% of the gross proceeds from the primary portion of the offering.  However, we expect that dealer manager fees and distribution fees will be payable with respect to Class A and Class M shares sold in subsequent offerings, and that investors in our ongoing public offering of Class A and Class M shares will be allocated a proportional share of such class-specific expenses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase plan limits repurchases during any calendar quarter to shares with an aggregate value (based on the repurchase price per share on the day the repurchase is effected) of 5% of the combined NAV of all classes of shares as of the last day of the previous calendar quarter, which means that in any 12-month period, we limit repurchases to approximately 20% of our total NAV. If the quarterly volume limitation is reached on or before the third business day of a calendar quarter, repurchase requests during the next quarter will be satisfied on a stockholder by stockholder basis, which we refer to as a “per stockholder allocation,” instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each of our stockholders would be allowed to request repurchase at any time during such quarter of a total number of shares not to exceed five percent of the shares of common stock the stockholder held as of the end of the prior quarter. The per stockholder allocation requirement will remain in effect for each succeeding quarter for which the total repurchases for the immediately preceding quarter exceeded four percent of our NAV on the last business day of such preceding quarter. If total repurchases during a quarter for which the per stockholder allocation applies are equal to or less than four percent of our NAV on the last business day of such preceding quarter, then repurchases will again be first-come, first-served for the next succeeding quarter and each quarter thereafter.
Moreover, until our total NAV has reached $600,000, repurchases for shares of all classes in the aggregate may not exceed 25% of the gross proceeds received by us from the commencement of our offering through the last day of the prior calendar quarter.
During the three months ended September 30, 2013, we repurchased 438 shares of Class M common stock under the share repurchase plan. We did not issue any securities during this period that were not registered under the Securities Act.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (2)
July 1-July 31, 2013	—	—	—	—
August 1-August 30, 2013	438	$10.20	438	—
September 1-September 30, 2013 (3)	238,087	$9.78	—	—
(1)     On October 1, 2012, we adopted the new share repurchase plan.
(2)     Redemptions are limited as described above.

(3)	In September 2013, we repurchased 238,087 of our Class E Shares in a privately negotiated transaction at an approximate 5% discount to NAV.

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
As of September 30, 2013, we have sold the following common shares and raised the following proceeds in connection with the Offering:

	Shares	Proceeds
Primary Offering
Class A Shares	11,575,388	$118,615
Class M Shares	2,008,359	20,442
Distribution Reinvestment Plan
Class A Shares	97,142	985
Class M Shares	22,172	226
Total	13,703,061	$140,268

As of September 30, 2013, we incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Cost	Amount
Offering costs to related parties (1)	$7,358

(1)
Comprised of $832 in selling commissions, $390 in dealer manager fees, $306 in distribution fees and $5,830 in other offering costs. Selling commissions, dealer manager fees and distribution fees of $1,018 have been reallowed to third parties.

From the commencement of the Offering through September 30, 2013, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $136,089. From the commencement of the Offering through September 30, 2013, net proceeds from our Offering have been allocated to reduce borrowings by $94,700 and to purchase interests in real estate of $41,389.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 7, 2013	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

10.6
Purchase and Sale Agreement for Dignity Health Office Portfolio, dated August 30, 2013, by and among ELPF Glendale 1500 South Central LLC, ELPF Northridge 18350 Roscoe LLC, ELPF Northridge 18546 Roscoe LLC, ELPF Northridge 18460 Roscoe LLC, ELPF Bakersfield 300 Old River LLC, ELPF Bakersfield 500 Old River LLC, ELPF Santa Maria 116 S. Palisades, LLC, ELPF Santa Maria 525 E. Plaza LLC, ELPF Chandler 485 South Dobson LLC, ELPF Gilbert 1501 North Gilbert LLC, ELPF Phoenix 4545 East Chandler LLC, ELPF Sun Lakes 10440 East Riggs LLC, ELPF Phoenix 500 West Thomas LLC and NexCore Development LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document