Form 10-K
period 2013-12-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2014-03-06
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Registrant’s telephone number, including area code: (312) 782-5800
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Class A Common Stock, $.01 par value
Class M Common Stock, $.01 par value
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2013, the aggregate market value of the 26,444.843 shares of Class E common stock, 9,320.989 shares of Class A common stock and 1,629.313 shares of Class M common stock held by non-affiliates of the Registrant was $268,123.606, $94,282.569 and$16,493.846 for Class E, A and M shares, respectively, based upon the last appraised value of $10.14, $10.12 and $10.12 per share for Class E, A and M shares, respectively.
As of March 6, 2014, there were 14,122,188 shares of Class A Common Stock outstanding and 28,992,015 shares of Class M Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

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

Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office and retail properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were originally incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2013, we owned interests in a total of 24 properties located in 10 states and one in Canada.

From our inception to October 1, 2012, we raised equity proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the "SEC") initially declared effective our Registration Statement on Form S-11 (Commission File No. 333-177963) (the "Registration Statement") with respect to our continuous public offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Offering"). On September 27, 2012, we designated our previously undesignated common stock as Class E common stock. On October 1, 2012, we effected a stock dividend for all Class E shares at a ratio of 4.786-to-1 in order to achieve an NAV per share for each of the Class A, Class M and Class E shares of $10.00 as of the date we commenced the Offering. Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("Jones Lang LaSalle" or our "Sponsor"), have invested an aggregate of $60,200 through purchases of shares of our Class E common stock. On October 1, 2013, all of our Class E stock converted to Class M stock. Holders of Class E stock received approximately 1.001 shares of Class M stock for each share of Class E stock owned. As of December 31, 2013, 13,043,452 shares of Class A common stock, and 28,634,822 shares of Class M common stock were outstanding and held by a total of 3,202 stockholders. From the commencement of our Offering on October 1, 2012 through December 31, 2013 and through March 6, 2014, we raised aggregate gross proceeds from the sale of shares of our Class A common stock of $132,387 and $142,982, respectively. From the commencement of our Offering on October 1, 2012 through December 31, 2013 and through March 6, 2014, we raised aggregate gross proceeds from the sale of shares of our Class M common stock of $24,344 and $27,972, respectively.

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

LaSalle acts as our advisor pursuant to the amended and restated advisory agreement between the Company and LaSalle, which became effective on October 1, 2012 (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle, a New York Stock Exchange-listed financial and professional services firm that specializes in real estate. We have no employees as all operations are managed by our Advisor. We have certain executive officers, but they are employees of and compensated by our Advisor.

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

We cannot assure that we will achieve our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases, these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

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

We believe that the evolving global commercial real estate markets may present opportunities to purchase high quality properties and other real estate-related assets at discounts to both the previous market peaks and asset replacement costs during the period in which we are investing the net proceeds of the Offering. We also believe that making these investments during the current period of this financial cycle may position our investment portfolio to realize enhanced income and moderate value appreciation as the economies of the United States and our global target markets gradually improve.

We will leverage LaSalle's broad commercial real estate research and strategy platform and capabilities to employ a research-based investment philosophy focused on building a portfolio of commercial properties and real estate-related assets that we believe have the potential to provide stable income streams and outperform market averages over an extended holding period. Furthermore, we believe that having access to LaSalle and Jones Lang LaSalle's global platforms, with real estate professionals living and working throughout our global target markets, will be a valuable resource to us when considering and executing upon international investment opportunities.

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

We intend to use financial leverage to provide additional funds to support our investment activities. During the ramp-up period, we intend to use lower amounts of leverage, if any, to finance our new acquisitions in order to reduce our overall Company leverage. After the ramp-up period, we expect to maintain a targeted Company leverage ratio of between approximately 30% and 50%. Our Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) was 45% at December 31, 2013, down from 63% at December 31, 2012 as a result of debt extinguishments, acquiring properties with low or no leverage, increasing property values and proceeds from our Offering. We intend to continue to use portions of the proceeds from the Offering to retire certain property-level borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives and raising new equity. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are currently in compliance with the charter limitations on our indebtedness.

Investments in Properties
We generally invest in properties located in large metropolitan areas that are well-leased with a stable tenant base and that should generate predictable income. However, we may make investments in properties with other characteristics if we believe that the investments have the potential to enhance portfolio diversification or investment returns, as further described below under “Value Creation Opportunities.” There is no limitation on the amount we may invest in any single property.

We intend to manage risk through creating and managing a broadly diversified portfolio of properties in developed markets around the world. We believe that a broadly diversified investment portfolio may offer investors significant benefits for a given level of risk relative to a more concentrated investment portfolio. In addition, we believe that assembling a diversified tenant base by investing in multiple properties and property types across multiple markets and geographic regions may mitigate the economic impacts associated with releasing properties or tenants potentially defaulting under their leases, since lease revenues represent the primary source of income from our real estate investments.

We will focus on acquiring and managing a portfolio of properties that provides tenants and residents with modern functionality and location desirability in order to avoid near-term obsolescence. We will generally invest in well-designed buildings that we believe present an attractive appearance, have been and are properly maintained and require minimal capital improvements in the near term. We generally do not intend to acquire higher risk properties in need of significant renovation, development or new construction; however, we may invest in these types of properties if we believe attractive risk-adjusted investment returns can be achieved through proactive management techniques or value-add programs, as further described below under “Value Creation Opportunities.”

Our board of directors is responsible for determining the consideration we pay for each property we acquire. However, our board has adopted investment guidelines that delegate this authority to our Advisor, so long as our Advisor complies with these investment guidelines. The investment guidelines limit the types of properties and investment amounts that may be acquired or disposed of without the specific approval of our board. Our board may change from time to time the scope of authority delegated to our Advisor.
Global Target Markets

In general, we seek to invest in properties in well-established locations within larger metropolitan areas and with the potential for above average population or employment growth. Although we have and expect to continue to focus on investing primarily in developed markets throughout the United States, we may also invest a substantial portion of the proceeds of our Offering in markets outside of the United States. We believe that an allocation to international investments that meet our investment objectives and guidelines will contribute meaningfully to the diversification of our portfolio, the ability for us to identify favorable income-generating investments and the potential for achieving attractive long-term returns. We believe that opportunities for attractive risk-adjusted returns exist both within the United States and globally. Most of our investments outside of the United States will be in core properties in stabilized, well-developed markets within Europe and the Asia Pacific region. We believe that our strategy to acquire properties on a global basis will provide for a well-diversified portfolio that will generate attractive current returns and optimize long-term value for our stockholders.
Value Creation Opportunities

We may periodically seek to enhance investment returns through various value creation opportunities. While there are no specific limitations on the nature or amount of these types of investments, in the aggregate they are not expected to materially change the risk profile of the overall portfolio. Examples of likely value creation investments include properties with significant leasing risk, forward purchase commitments, redevelopment or repositioning opportunities and nontraditional or mixed-use property types. These investments generally have a higher risk and higher return profile than our primarily core strategy.

Disposition Policies

We anticipate that we will hold most of our properties for an extended period. However, we may determine to sell a property before the end of its anticipated holding period. We will monitor each investment within the portfolio and the overall portfolio composition for appropriateness in meeting our investment objectives. Our Advisor may determine to sell a property if:

•	an opportunity has arisen to enhance overall investment returns by reallocating capital;

•	there are diversification benefits associated with disposing of the property and rebalancing our investment portfolio;

•	in the judgment of our Advisor, the value of the property might decline or underperform as compared to our investment objectives;

•	an opportunity has arisen to pursue a more attractive investment;

•	the property was acquired as part of a portfolio acquisition and does not meet our investment guidelines;

•	there exists a need to generate liquidity to satisfy repurchase requests, to pay distributions to our stockholders or for working capital; or

•	in the judgment of our Advisor, the sale of the property is in the best interests of our stockholders.

Generally, we intend to reinvest proceeds from the sale, financing or other disposition of properties in a manner consistent with our investment strategy and guidelines, although we may be required to distribute such proceeds to stockholders in order to comply with REIT requirements or we may make distributions for other reasons.

Investments in Real Estate-Related Assets

We may invest a portion of our portfolio in real estate-related assets other than properties. These assets may include the common and preferred stock of publicly-traded real estate-related companies, preferred equity interests, mortgage loans and other real estate-related equity and debt instruments. Up to 25% of our overall portfolio may be invested in real estate-related assets. We believe that our Advisor's ability to acquire real estate-related assets in conjunction with acquiring a portfolio of properties may provide us with additional liquidity and further diversification, which provides greater financial flexibility and discretion to construct an investment portfolio designed to achieve our investment objectives. Our charter requires that any investment in equity securities (other than equity securities traded on a national securities exchange or included for quotation on an inter-dealer quotation system) not within the specific parameters of our investment guidelines adopted by our board of directors must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as being fair, competitive and commercially reasonable.

We may invest in mortgage loans consistent with the requirements for qualification as a REIT. We may originate or acquire interests in mortgage loans, generally on the same types of properties we might otherwise buy. These mortgage loans may pay fixed or variable interest rates or have “participating” features described below. Normally, mortgage loans will be secured by income-producing properties. They typically will be non-recourse, which means they will not be the borrower's personal obligations. We expect that most will be first mortgage loans, with first priority liens on the property. These loans may provide for payments of principal and interest or may provide for interest-only payments, with a balloon payment at maturity.

We may make mortgage loans that permit us to participate in the revenues from or appreciation of the underlying property consistent with the rules applicable for qualification as a REIT. These participations may entitle us to receive additional interest, usually calculated as a percentage of the income the borrower receives from operating, selling or refinancing the property. We may also receive an option to buy an interest in the property securing the participating loan.

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

Cash, Cash Equivalents and Other Short-Term Investments

We may invest up to 15% of our assets in cash, cash equivalents and other short-term investments. These types of investments may include the following, to the extent consistent with our qualification as a REIT:

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

GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2013:

	Number of Properties	Net Rentable Square Feet	Estimated Percent of Fair Value
South	10	3,314,000	39%
West	6	712,000	25%
East	2	542,000	17%
Midwest	5	1,541,000	13%
International	1	135,000	6%
Total	24	6,244,000	100%
The following sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2013, 2012 and 2011:

State	Percentage of Consolidated Revenues
2013
California	31%
Florida	14%
Georgia	12%
Missouri	11%

2012
California	21%
Florida	16%
Georgia	13%
Missouri	12%

2011
California	17%
Florida	13%
Georgia	12%
Missouri	10%

FOREIGN OPERATIONS
We currently own one property outside the United States, a multi-tenant office building located in Calgary, Canada. We are subject to currency risk and general Canadian economy risks associated with this investment. This property in Canada accounted for approximately 9% of our consolidated office revenues for the year ended December 31, 2013 and 12% for years ended December 31, 2012 and 2011, and approximately 4% of our consolidated revenues for the year ended December 31, 2013, and 5% for the years ended December 31, 2012 and 2011, respectively.

DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during 2013, 2012 and 2011 were as follows:

	For the year ended December 31,
	2013	2012	2011
Office
Conexant Systems, Inc. (1)	14%	18%	15%
Dignity Health (2)	9%	16%	13%
Fannie Mae	5%	6%	18%
Industrial
Musician's Friend	45%	67%	68%
Acuity Specialty Products	22%	33%	32%
Mitsubishi Electric	18%	—%	—%

(1)	On January 18, 2013, this tenant defaulted on its lease and subsequently filed for bankruptcy. On December 10, 2013, we sold this property.

(2)	On October 24, 2013, we sold the properties where this tenant had occupied space.
REPORTABLE SEGMENTS

We align our internal operations along the four primary property types we are targeting for investments resulting in four operating segments: apartment properties, industrial properties, office properties and retail properties. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information related to our reportable segments.

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

Retail Properties

The retail sector is comprised of five main formats: neighborhood retail, community centers, regional centers, super-regional centers and single-tenant stores. Location, convenience, accessibility and tenant mix are generally considered to be among the key criteria for successful retail investments. Retail leases tend to range from three to five years for small tenants and ten to 15 years for large anchor tenants. Leases, particularly for anchor tenants, may include a base payment plus a percentage of retail sales. Household incomes and population density are generally considered to be key drivers of local retail demand. We will seek investments in retail properties that are located within densely populated residential areas with favorable demographic characteristics and near other retail and service amenities.
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
EMPLOYEES
We have no paid employees. The employees of our Advisor or its affiliates provide management, acquisition, advisory and certain other administrative services for us.

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
Since our inception in 2004, we have experienced net losses (calculated in accordance with U.S. generally accepted accounting principles ("GAAP")) each fiscal year, except for 2005 and 2012, and, as of December 31, 2013, we had an accumulated deficit of $140,798. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability.

The availability, timing and amount of cash distributions to you is uncertain.
Our board of directors declared quarterly dividends for our stockholders equal to $0.09506 per share for each of the third quarter of 2011 and the first, second and third quarters of 2012 (as adjusted for the stock dividend that occurred on October 1, 2012). In addition, our board of directors declared quarterly dividends of $0.10 per share for each of the fourth quarter of 2012 and the first, second and third quarters of 2013. On November 4, 2013, our board of directors declared a quarterly dividend of $0.11 per share for the fourth quarter of 2013. We historically paid quarterly distributions beginning in the first quarterly period following the initial closing of our first offering on December 23, 2004 through March 31, 2009, but we did not pay distributions for the nine quarterly periods prior to September 30, 2011. We bear all expenses incurred in our operations, which are deducted from cash funds generated from operations prior to computing the amount of cash for distribution to stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital or other purposes, which was the policy of our board of directors between March 2009 through September 2011 when we suspended our distributions as a part of our cash conservation strategy adopted in response to the uncertain economic climate and extraordinary conditions in the commercial real estate industry.

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
Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence our Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement;

•	the decision to adjust the value of our real estate portfolio or the value of certain portions of our portfolio of other real estate-related assets, or the calculation of our NAV;

•	public offerings of equity by us, which may result in increased advisory fees of the Advisor;

•	competition for tenants from affiliated programs that own properties in the same geographic area as us; and

•	asset sales, which may allow LaSalle or its affiliate to earn disposition fees and commissions.
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
Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of our Advisor may also be involved in the management of other real estate businesses, including other LaSalle affiliated entities, and separate accounts established for institutional investors, each of which invests in the real estate or real estate-related assets. As a result, they owe fiduciary duties to each of these entities and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our investment strategy. These individuals face conflicts of interest in allocating their time among us and such other funds, investors and activities. These conflicts of interest could cause these individuals to allocate less of their time to us than we may require, which may adversely impact our operations.
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
The termination or replacement of our Advisor could trigger a repayment event under our mortgage loans for some of our properties.
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
The success of our investments materially depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. Recent economic conditions have resulted in higher vacancy rates for all major types of property, which include, office, retail, industrial and apartment properties, due to increased tenant delinquencies or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. For example, Conexant Systems, Inc. (“Conexant”) defaulted on its lease at Canyon Plaza for failure to make scheduled lease payments and subsequently filed for bankruptcy. In 2012, Conexant accounted for 5.5% of our annualized base rent (more than any other tenant). In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.
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
As of December 31, 2013, our diversification of current fair value of our properties by property type consisted of 28% in the apartment property sector, 20% in the industrial property sector, 36% in the office property sector and 16% in the retail property sector. Because our portfolio consists primarily of apartment, industrial, office and retail properties, we are subject to risks inherent in investments in these types of property. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.
Additionally, as of December 31, 2013, approximately 39% of the current fair value of our properties was geographically concentrated in the southern United States. Moreover, our properties located in California, Florida, Georgia and Missouri accounted for approximately 31%, 14%, 12% and 11% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office, retail, industrial or apartment properties, industry slowdowns, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office, retail, industrial or apartment space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.
We face risks associated with our student-oriented apartment communities.
For the years ended December 31, 2013 and 2012, student-oriented apartment communities comprised approximately 34% and 40%, respectively, of our revenues. Unlike other apartment housing, student housing communities are typically leased on an individual lease basis, by the bed, which limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The lease terms are typically for less than one year. Student housing communities are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. As a result, we may experience a significant reduction in our cash flows and revenues from our student oriented housing properties during the summer months. If we are unable to find new individual tenants for these properties, it could have a material adverse effect on our NAV.
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
Leases representing approximately 12.4% and 9.2% of the annualized minimum base rent from our consolidated properties, as of December 31, 2013, were scheduled to expire in 2014 and 2015 (excluding our apartment investments), respectively. Because we compete with a number of other developers, owners and managers of office, retail industrial and apartment properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, the economic turmoil of the last several years has led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who have purchased properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.
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
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2013, we had interests in eight joint ventures that collectively own eight properties across the United States accounting for 35% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.
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
As of December 31, 2013, we had total outstanding indebtedness of $356,665. Our Company leverage ratio, calculated as our share of total liabilities divided by our share of the fair value of total assets, was 45% as of December 31, 2013, down from 63% as of December 31, 2012 as a result of debt extinguishments, increasing property values, acquiring properties with no or low leverage and proceeds from our Offering. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to obtain funds to acquire additional properties or for working capital. We may also obtain a line of credit to provide a flexible borrowing source that will allow us to fund repurchases, to pay distributions or to use for other business purposes.
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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2013, we had $356,665 in aggregate outstanding mortgage notes payable, which had maturity dates through March 1, 2027.
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
If we draw on our line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
We may use our line of credit in an effort to provide for a ready source of liquidity to fund repurchases of shares of our common stock in the event that repurchase requests exceed net proceeds from our continuous offering. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous Offering or sell some of our assets to repay outstanding indebtedness.
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
We are organized and operated in a manner intended to qualify as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2004. Our qualification as a REIT will depend upon our ability to meet on an on-going basis requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Our legal counsel does not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If the IRS determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved because:

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
The IRS may determine that the gains from sales of our properties are subject to a 100% prohibited transaction tax.
From time to time, we may be forced to sell assets to fund repurchase requests, to satisfy our REIT distribution requirements, to satisfy other REIT requirements, or for other purposes. The IRS may determine that one or more sales of our properties are “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., sales of property held by us primarily for sale in the ordinary course of our trade or business), the gain we recognize from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business, but there is no assurance that our position will not be challenged by the IRS, especially if we make frequent sales or sales of property in which we have short holding periods.
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

•
if we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be required to pay a tax on that income at the highest corporate income tax rate; and

•
any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business would be subject to the 100% “prohibited transaction” tax.

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
The maximum U.S. federal income tax rate for “qualified dividends” payable by U.S. corporations to individual U.S. stockholders (as such term is defined under “Federal Income Tax Considerations” below) is currently 20%. However, ordinary dividends payable by REITs are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (the maximum individual rate currently being 39.6%).
Non-corporate investors may perceive investment in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at lower rates as qualified dividends.
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
The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. To the extent that any of our investments in loans secured by interests in pass-through entities do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.
If certain sale-leaseback transactions are not characterized by the IRS as “true leases,” we may be subject to adverse tax consequences.
We may purchase investments in properties and lease them back to the sellers of these properties. If the IRS does not characterize these leases as “true leases,” we would not be treated as receiving rents from real property with regard to such leases, which could affect our ability to satisfy the REIT gross income tests.
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
DESCRIPTION OF REAL ESTATE
Our investments in real estate assets as of December 31, 2013 consisted of our interests in wholly-owned properties and interests in eight joint ventures. The following table sets forth the information with respect to our real estate assets by segment as of December 31, 2013:

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Apartment Segment:
Station Nine Apartments (1)	Durham, NC	100%	2005	April 16, 2007	312,000	98%
Student-oriented Apartment Communities:
Cabana Beach San Marcos (2)	San Marcos, TX	78%	2006	November 21, 2007	258,000	89%
Cabana Beach Gainesville (2)	Gainesville, FL	78%	2005-2007(3)	November 21, 2007	598,000	91%
Campus Lodge Athens (2)	Athens, GA	78%	2003	November 21, 2007	229,000	95%
Campus Lodge Columbia (2)	Columbia, MO	78%	2005	November 21, 2007	256,000	91%
The Edge at Lafayette (2)	Lafayette, LA	78%	2007	January 15, 2008	207,000	96%
Campus Lodge Tampa (2)	Tampa, FL	78%	2001	February 29, 2008	477,000	98%
Industrial Segment:
Kendall Distribution Center (1) (4)	Atlanta, GA	100%	2002	June 30, 2005	409,000	100%
Norfleet Distribution Center (1) (5)	Kansas City, MO	100%	2007	February 27, 2007	702,000	100%
Joliet Distribution Center (1)	Joliet, IL	100%	2005	June 26, 2013	442,000	100%
Suwanee Distribution Center (1)	Suwanee, GA	100%	2013	June 28, 2013	559,000	100%
South Seattle Distribution Center
3800 1st Avenue (1)	Seattle, WA	100%	1968	December 18, 2013	162,000	100%
3844 1st Avenue (1)	Seattle, WA	100%	1949	December 18, 2013	101,000	100%
3601 2nd Avenue (1)	Seattle, WA	100%	1980	December 18, 2013	60,000	100%
Office Segment:
Monument IV at Worldgate (1)	Herndon, VA	100%	2001	August 27, 2004	228,000	88%
111 Sutter Street (1)(6)	San Francisco, CA	100%	1926/2001(7)	March 29, 2005/ December 4, 2012	286,000	90%
14600 Sherman Way (1)	Van Nuys, CA	100%	1991	December 21, 2005	50,000	98%
14624 Sherman Way (1)	Van Nuys, CA	100%	1981	December 21, 2005	53,000	71%
4 Research Park Drive (1)	St. Charles, MO	100%	2000/2004(8)	June 13, 2007	60,000	100%
36 Research Park Drive (1)	St. Charles, MO	100%	2007	June 13, 2007	81,000	100%
Railway Street Corporate Centre (1)	Calgary, Canada	100%	2007	August 30, 2007	135,000	90%
Retail Segment:
Stirling Slidell Shopping Centre (1)	Slidell, LA	100%	2003	December 14, 2006	139,000	81%
The District at Howell Mill (2)	Atlanta, GA	87.85%	2006	June 15, 2007	306,000	98%
Grand Lakes Marketplace (2)	Katy, TX	90%	2012	September 17, 2013	131,000	100%

(1)	We own a fee simple interest in this property.

(2)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(3)	Portions of property built and completed between 2005 and 2007.

(4)	This property was previously referred to as 105 Kendall Park Lane.

(5)	This property was previously referred to as 4001 North Norfleet Road.

(6)	On March 29, 2005, we acquired an 80% interest in the property. On December 4, 2012, we acquired the remaining 20% interest.

(7)	Built in 1926 and renovated in 2001.

(8)	Built in 2000 and expanded in 2004.

ACQUISITIONS
2013 Acquisitions
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
On September 17, 2013, we acquired a 90% interest in a joint venture that owns Grand Lakes Marketplace, a 131,000 square foot retail property located in Katy, Texas for approximately $42,975. This acquisition was financed with a $23,900 mortgage note with a ten-year term at a fixed interest rate of 4.20%, interest only.
On December 18, 2013, we acquired South Seattle Distribution Center, a three building, 323,000 square foot industrial portfolio located in Seattle, Washington for approximately $38,700, using cash on hand. The portfolio is 100% leased to three tenants with a weighted average remaining lease term of approximately eight years.
2012 Acquisitions
On December 4, 2012, we acquired the remaining 20% interest in 111 Sutter Street, a 286,000 square foot, multi-tenant office building in San Francisco, California. We had previously owned a majority, but non-controlling, interest in 111 Sutter Street from March 29, 2005 through December 4, 2012. The purchase price for the remaining interest was $22,000. The seller financed $12,000 of the purchase price in the form of a note payable which was prepaid on January 31, 2013. We funded the balance of the acquisition using cash on hand. 111 Sutter Street was previously accounted for as an investment in an unconsolidated real estate affiliate as all decisions required unanimous approval. Effective December 5, 2012, we consolidated the balance sheet and operations of 111 Sutter Street and recorded a gain on the consolidation of real estate affiliate of $34,852 within our Consolidated Statements of Operations and Comprehensive Income (Loss). We assumed the existing $54,130 mortgage note at an interest rate of 5.58% which was scheduled to mature in July 2015. We refinanced the note on March 27, 2013 with the same lender, extending the maturity date to April 2023 and reducing the interest rate to 4.50%, interest only for four years.
2011 Acquisitions
None.
DISPOSITIONS
2013 Dispositions
On October 24, 2013, we completed the sale of 13 of our 15 properties in the Dignity Health Office Portfolio which include 300 Old River Road, 500 Old River Road, 500 West Thomas Road, 1500 South Central Avenue, 18350 Roscoe Boulevard, 18460 Roscoe Boulevard, 18546 Roscoe Boulevard, 4545 East Chandler, 485 South Dobson, 1501 North Gilbert, 116 South Palisade, 525 East Plaza, and 10440 East Riggs (collectively the "Dignity Health Disposition Portfolio")for $111,260. In conjunction with the sale, we prepaid the three remaining mortgage loan pools associated with the properties for approximately $60,950, including accrued interested. We reported a gain on sale of $15,048. The results of operations and gain on sale of the properties are reported as discontinued operations for all periods presented. The sale of the Dignity Health Disposition Portfolio properties was prompted by our belief that the future direction of the healthcare industry is moving away from individual physician practices and more towards large physician practice groups. The majority of the space within the Dignity Health Office Portfolio is focused on smaller, individual physician practices.
On October 29, 2013, we sold our 46.5% interest in Legacy Village to our joint venture partners for $27,350. We reported a gain on sale of $7,290. The sale was the result of our goal to focus our retail investments in grocery anchored community oriented retail properties along with our objective to generally own majority controlling ownership of our investments.
On December 10, 2013, we sold Canyon Plaza for $33,750, including the assumption of the existing mortgage note payable. We reported a gain on sale of $218. During the third quarter of 2013 we recorded an impairment charge of $10,182. The results of operations and gain on sale of the property is reported as discontinued operations for all periods presented. The sale was driven by the property no longer being a core asset as a result of the low occupancy and significant capital required to return the building to full occupancy.

2012 Dispositions
On March 23, 2012, we relinquished our ownership in Metropolitan Park North, a 187,000 square foot office building located in Seattle, Washington via a deed in lieu of foreclosure. We determined that the property was worth significantly less than the outstanding debt balance as a result of the primary tenant failing to renew its lease on a long-term basis and market rents falling to a level that would not support the existing loan's debt service requirements should a new tenant be identified. Deeding this property back to the lender was in keeping with our strategy to reduce our portfolio’s debt maturities and overall Company leverage ratio.
On April 20, 2012, we sold Georgia Door Sales Distribution Center, an industrial property located in Austell, Georgia, for $5,150. Continuing to hold this property no longer fit with the strategic objectives of the Company. This sale reduced our lease renewal risks and increased cash reserves.
On July 11, 2012, we relinquished our ownership in Marketplace at Northglenn, a 439,000 square foot retail property located in Northglenn, Colorado via a foreclosure proceeding. We determined that the property was worth significantly less than the outstanding debt balance as a result of tenant bankruptcies, vacancies and lower rental rates on newly signed leases causing property cash flows to no longer support the existing loan's debt service requirements. Deeding this property back to the lender was in keeping with our strategy to reduce our portfolio’s debt maturities and overall Company leverage ratio.
2011 Dispositions
None.
FINANCING
The following is a summary of the mortgage notes for our consolidated properties as of December 31, 2013:

Property	Interest Rate		Maturity Date	Principal Balance
Stirling Slidell Shopping Centre		5.15%	April 2014	$12,171
4 Research Park Drive		6.05%	March 2015	6,212
Campus Lodge Tampa		5.95%	October 2016	32,638
Norfleet Distribution Center	LIBOR +	2.75%	February 2017	12,000
Station Nine Apartments		5.50%	May 2017	36,885
The District at Howell Mill		6.14%	June 2017	9,807
Railway Street Corporate Centre		5.16%	September 2017	27,266
Cabana Beach Gainesville	LIBOR +	2.60%	December 2018	20,300
Cabana Beach San Marcos	LIBOR +	2.29%	December 2018	16,720
Campus Lodge Columbia	LIBOR +	2.35%	December 2018	22,400
Campus Lodge Athens	LIBOR +	2.45%	December 2018	11,580
The Edge at Lafayette	LIBOR +	2.49%	December 2018	17,680
Suwanee Distribution Center		3.66%	October 2020	19,100
111 Sutter Street		5.58%	April 2023	53,922
Grand Lakes Marketplace		4.20%	October 2023	23,900
The District at Howell Mill		5.30%	March 2027	34,084
INSURANCE
We believe our properties currently are adequately covered by insurance consistent with the level of coverage that is standard in our industry.

OPERATING STATISTICS
We generally hold investments in properties with higher occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2013:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Market Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	7	2,337,000	37%	94.0%	28%	$14.41
Industrial	7	2,438,000	39	100.0	20	4.11
Office	7	893,000	14	90.3	36	28.37
Retail	3	576,000	10	94.0	16	16.12
Total	24	6,244,000	100%	95.8%	100%	$12.26

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2013 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of December 31, 2013, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $11.63 for our consolidated properties. As of December 31, 2013, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2014 (2)	37	$5,190	214,000	12.4%
2015	17	3,819	313,000	9.2
2016	22	6,349	207,000	15.2
2017	27	9,387	1,344,000	22.5
2018	22	3,208	176,000	7.7
2019 and thereafter	48	13,753	1,531,000	33.0
Total	173	$41,706	3,785,000

(1)
Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2013 presented in the year of lease expiration.

(2)	Does not include 4,962 leases totaling approximately 2,196,000 square feet and approximately $31,633 in annualized minimum base rent associated with our seven apartment properties.
The following table shows the aggregate occupancy rates for our consolidated properties as of December 31, 2013 and each of the last five years.

As of December 31,	Occupancy Rate for Consolidated Properties
2013	95.8%
2012	91.8
2011	93.3
2010	93.2
2009	92.0
2008	91.9

The following tables show the occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2013 and 2012:

	Occupancy Rate at December 31, 2013	Occupancy Rate at December 31, 2012	Change
Apartments	94.0%	93.7%	0.3%
Industrial	100.0	100.0	—
Office	90.3	83.5	6.8
Retail	94.0	93.3	0.7
Total	95.8%	91.8%	4.0%

	Average Minimum Base Rent per Occupied Square Foot (1)
	December 31, 2013	December 31, 2012	Change
Apartments	$14.41	$13.87	$0.54
Industrial	4.11	4.02	0.09
Office	28.37	20.08	8.29
Retail	16.12	14.57	1.55
Total	$12.26	$14.16	$(1.90)
(1)  Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our apartment properties occupancy rate and our average minimum base rents per occupied square foot increased at December 31, 2013 when compared to December 31, 2012. The increase in minimum base rent per occupied square foot is the result of improved rental conditions at the student housing properties during the latest school year.
Our industrial properties occupancy rate remained at 100% and the average minimum base rents per occupied square foot at December 31, 2013 increased when compared to December 31, 2012 primarily due to the acquisitions of Joliet Distribution Center, Suwanee Distribution Center and South Seattle Distribution Center during 2013.

Our office properties occupancy rate and average minimum base rent per occupied square foot at December 31, 2013 increased when compared to December 31, 2012 primarily due to leasing activity at Monument IV at Worldgate, increased rental rates at 111 Sutter Street and the sale of the Dignity Health Disposition Portfolio.
Our retail properties occupancy rate and average minimum base rent per occupied square foot at December 31, 2013 increased when compared to December 31, 2012 primarily due to the acquisition of Grand Lakes Marketplace in 2013.
The overall occupancy rate increased as a result of our 2013 acquisitions, the sale of the Dignity Health Disposition Portfolio and leasing at Monument IV at Worldgate. The average minimum base rent per occupied square foot decreased primarily as a result of acquiring industrial properties which have lower rents per square foot than the other property types.
111 Sutter Street

As of December 31, 2013, 111 Sutter Street comprised approximately 16% of our total book value assets and for the year end December 31, 2013, 111 Sutter Street represented approximately 12% of our consolidated gross revenues.

	Total Area (Sq Ft)	% of Total Area	% of the Aggregate Market Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
111 Sutter Street	286,000	5%	18%	$38.28

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2013 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of December 31, 2013, the scheduled lease expirations at 111 Sutter Street are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2014	17	$2,576	69,000	26.2%
2015	9	2,080	58,000	21.2
2016	11	2,454	61,000	25.0
2017	—	—	—	—
2018	5	1,424	35,000	14.5
2019 and thereafter	8	1,284	34,000	13.1
Total	50	$9,818	257,000

(1) Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2013 presented in the year of lease expiration.

The following table shows the aggregate occupancy rates for 111 Sutter Street as of December 31, 2013 and each of the last five years.

As of December 31,	Occupancy Rate
2013	90.0%
2012	98.0
2011	92.0
2010	87.8
2009	86.0
2008	91.0

PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our properties based on their percentage of annualized minimum base rent as of December 31, 2013:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (in thousands)(1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Amazon Corporation LLC	Monument IV at Worldgate	Online Retailer	January 31, 2024	Two 5-year options	$3,463	1.7%	4.7%
Musician's Friend	Norfleet Distribution Center	Retailer	February 28, 2017	Three 5-year options	2,976	11.2%	4.1%
Fannie Mae	Monument IV at Worldgate	Financial Services	April 30, 2016	One 2-year option	2,621	1.3%	3.6%
Westar Aerospace & Defense Group, Inc.	4 & 36 Research Park Drive	Technical and Scientific Research Services	Varies	Varies	2,302	2.3%	3.1%
Mitsubishi Electric	Suwanee Distribution Center	HVAC Systems	July 31, 2023	Two 5-year options	2,238	9.0%	3.1%
Acuity Specialty Products Group	Kendall Distribution Center	Speciality Chemical Products	April 30, 2017	Two 5-year options	1,484	6.5%	2.0%
Northwestern Mutual	111 Sutter	Insurance	February 28, 2016	One 5-year option	1,471	0.5%	2.0%
Tapjoy Inc	111 Sutter	Mobile Technology Services	October 31, 2015	None	1,054	0.4%	1.4%
Charlie's Produce	South Seattle Distribution Center	Produce Distributor	January 31, 2013	One 5-year option	1,047	3.1%	1.4%
Ross Stores	The District at Howell Mill and Stirling Slidell Shopping Centre	Retailer	Varies	Varies	982	1.0%	1.3%
Total					$19,638	37.0%	26.7%

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

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties based on percentage of minimum base rent for the year ended December 31, 2013:

Properties	% of Total Area	% of Minimum Base Rent (1)
111 Sutter Street	4.6%	12.8%
Cabana Beach Gainesville	9.6	9.3
Campus Lodge Tampa	7.6	8.0
Station Nine Apartments	5.0	6.7
The District at Howell Mill	4.9	6.3
Campus Lodge Columbia	4.1	5.6
Cabana Beach San Marcos	4.1	5.5
The Edge at Lafayette	3.3	4.6
Norfleet Distribution Center	11.2	4.1
Monument IV at Worldgate	3.7	4.0
Total	58.1%	66.9%

(1)	Minimum base rent is calculated as in-place minimum base rent excluding any above-and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.

Item 3.	Legal Proceedings.
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

MARKET FOR COMMON EQUITY
We have two classes of common stock outstanding as of December 31, 2013. Our previously existing undesignated common stock was designated as Class E common stock on September 27, 2012. The shares of Class E common stock were converted to Class M common stock on October 1, 2013. We do not intend to issue any additional shares of Class E common stock. Class A and M common stock are currently being sold under our continuous public Offering. The fees payable to our dealer manager with respect to each share class, as a percentage of NAV, are as follows:

	Selling Commission	Dealer Manager Fee	Distribution Fee
Class A Shares	up to 3.5%	0.55%	0.50%
Class M Shares	None	0.55%	None
Our common stock is not currently traded on any exchange and there is no established public trading market. As of March 6, 2014, there were 3,346 stockholders of record of our common stock, including 1,325 holders of Class A shares and 2,021 holders of Class M shares.
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

The fair value of our wholly owned properties is done using the fair value methodologies detailed within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures. Real estate appraisals are reported on a free and clear basis, excluding any property-level indebtedness that may be in place. We expect the primary methodology used to value properties will be the income approach, whereby value is derived by determining the present value of an asset's stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparisons and replacement cost approaches.

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
NAV as of December 31, 2013
The outstanding shares of Class E common stock were converted to Class M common stock on October 1, 2013 at a ratio of approximately 1.001 shares of Class M to 1.0 share of Class E. The NAV per share for our Class A and Class M shares was $10.17 and $10.19 as of December 31, 2013, respectively. The increase in NAV from December 31, 2012 of each share class is primarily related to an overall 0.5% increase in the values of our properties during 2013.
The following table presents our historical NAV per share for each period indicated below, including pro forma amounts as adjusted for the stock dividend issued on October 1, 2012:

	NAV per Share (Actual)	NAV per Share (Actual and Pro Forma as Adjusted for Stock Dividend) (1)
Quarter Ended	Class E	Class E	Class A	Class M
December 31, 2013	$—	$—	$10.17	$10.19
September 30, 2013	—	10.18	10.16	10.17
June 30, 2013	—	10.14	10.12	10.12
March 31, 2013	—	10.06	10.04	10.05
December 31, 2012	—	10.14	10.12	10.13
September 30, 2012	53.53	10.00	—	—
June 30, 2012	56.50	10.23	—	—
March 31, 2012	55.27	9.81	—	—
(1) The NAV per Share Pro Forma calculated for Class E shares for the quarter ends from March 31, 2012 to September 30, 2012 were done pursuant to the valuation guidelines we have adopted for purposes of the daily determination of NAV per share, which differs from the valuation methodologies we employed in connection with our historical quarterly NAV per share calculations in certain respects.

The following table provides a breakdown of the major components of our NAV per share as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Component of NAV	Class A Shares	Class M Shares	Class A Shares	Class M Shares	Class E Shares
Real estate investments (1)	$16.99	$17.02	$25.07	$25.09	$25.10
Debt	(7.73)	(7.74)	(16.37)	(16.39)	(16.40)
Other assets and liabilities, net	0.91	0.91	1.42	1.43	1.44
Estimated enterprise value premium	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed
NAV per share	$10.17	$10.19	$10.12	$10.13	$10.14

(1)	The value of our real estate investments was less than the historical cost by approximately 8.4% and 14.2% as of December 31, 2013 and 2012, respectively.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2013:

	Apartment	Industrial	Office	Retail	Total Company
Exit capitalization rate	6.94%	6.72%	6.82%	7.32%	6.90%
Discount rate/internal rate of return (IRR)	8.26	7.80	8.03	7.76	8.03
Annual market rent growth rate	2.84	2.89	3.27	3.31	3.08
Holding period (years)	10.00	10.00	10.00	10.00	10.00
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2012:

	Apartment	Industrial	Office	Retail	Total Company
Exit capitalization rate	7.05%	7.83%	7.30%	7.43%	7.30%
Discount rate/internal rate of return (IRR)	8.24	8.50	8.48	7.90	8.27
Annual market rent growth rate	2.83	2.59	3.32	3.08	3.09
Holding period (years)	10.00	10.00	10.00	10.00	10.00
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2013 of 0.25% would yield a decrease in our total real estate asset value of 1.54% and our NAV per each share class would have been $9.91 and $9.93 for Class A and Class M, respectively. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2012 of 0.25% would yield a decrease in our total real estate asset value of 1.80% and our NAV per each share class as of December 31, 2012 would have been $9.68, $9.70 and $9.71 for Class A, Class M and Class E, respectively.
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
REGISTERED SALES OF EQUITY SECURITIES

On October 1, 2012 our Registration Statement, registering our public Offering of up to $3,000,000 in any combination of Class A and Class M shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering. We are offering up to $2,700,000 in shares of our common stock to the public in our primary offering and up to $300,000 of shares of our common stock pursuant to our distribution reinvestment plan. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A shares only, applicable selling commissions. LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, is the dealer manager for the Offering. As of December 31, 2013, we had sold 12,916,363 Class A shares and 2,390,510 Class M shares of our common stock in our public Offering for gross offering proceeds of $132,387 and $24,344, respectively.

Commencing October 1, 2012 through December 31, 2013, we recognized selling commissions, dealer manager fees, distribution fees and organization and other offering costs in our public Offering in the amounts set forth below:

Amount
Selling commissions, dealer manager fees and distribution fees	$2,375
Other organization and offering costs	3,357
Total expenses	5,732
Total public offering proceeds (excluding DRIP proceeds)	156,731
Percentage of public offering proceeds used to pay for organization and offering costs	2.14%

From October 1, 2012 through December 31, 2013, the net offering proceeds to us from the sale of Class A and Class M shares in the Offering, after deducting the total expenses incurred as described above, were approximately $127,629 and $23,373, respectively. As of December 31, 2013, we have received $1,998 pursuant to our dividend reinvestment plan, including $1,606 from the sale of 158,317 Class A shares and $392 from the sale of 38,473 Class M shares.

We intend to use the net proceeds from our Offering, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and guidelines, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan. As of December 31, 2013, net proceeds from our Offering have been allocated to reduce borrowings by $109,613 and to purchase interests in real estate of $41,389.
ISSUER PURCHASES OF EQUITY SECURITIES

Share Repurchase Plan
On October 1, 2012, we adopted a new share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of Class A and Class M common stock at that day's NAV. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter with certain additional limitations based on the capital raised from the Offering. Class E shares were not eligible to participate in the share repurchase plan. For the year ended December 31, 2012, we received no requests to repurchase shares under the share repurchase plan, and we did not repurchase any shares under the share repurchase plan. For the year ended December 31, 2013 we received 31,229 and 29,428 requests to repurchase Class A and Class M shares, respectively. In response to those requests, we redeemed 31,229 and 29,428 Class A and Class M shares, respectively, for a total of approximately $619 pursuant to our share repurchase plan. As of March 6, 2014, we have received requests to repurchase 60,563 and 45,655 Class A and Class M shares, respectively, and we redeemed 60,563 and 45,655 Class A and Class M shares, respectively. To date, we have neither deferred nor rejected any request for repurchase under our share repurchase plan. All redemptions were paid out of from Offering proceeds.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
October 1-October 31, 2013	—	—	—	—
November 1-November 30, 2013 (2)	65,781	$10.04	29,104	—
December 1-December 31, 2013 (3)	10,648	$9.97	5,068	—
(1)     Redemptions are limited as described above.
(2) In November 2013, we repurchased 36,677 of our Class M common stock in privately negotiated transactions at 2% to 5% discount to NAV.
(3) In December 2013, we repurchased 5,580 of our Class M common stock in a privately negotiated transaction at an approximate 5% discount to NAV.
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
During the first three quarters of 2012 our board of directors declared and we paid quarterly distributions of $0.09506 per share (as adjusted for the stock dividend that occurred on October 1, 2012). Our board of directors declared quarterly dividends of $0.10 per share for each of the fourth quarter of 2012 and the first, second and third quarters of 2013. On November 4, 2013, our board of directors declared a quarterly dividend of $0.11 per share for the fourth quarter of 2013 to holders of the common stock of record as of December 30, 2013. The dividend was paid on February 7, 2014. Class A and Class M stockholders received $0.11 per share less applicable class-specific fees. There is no guarantee that we will continue to pay distributions at this rate in the future, or at all.

Year	Distributions Declared Per Share	Total Distributions	Annualized Rate of Return (1)
2012	$0.38517	$10,055	3.80%
2013	$0.41	$14,228	4.03%

(1)	Annualized rate of return calculated using the weighted average NAV of our common stock as of December 31.

The following table summarizes our distributions paid over the last three fiscal years:

	For the Year Ended December 31,
	2013	2012	2011
Distributions:
Paid in Cash	$11,353	$6,286	$1,858
Reinvested in Shares	1,998	794	417
Total Distributions	13,351	7,080	2,275
Source of Distributions:
Cash flow from operations	13,351	7,080	2,275
Financing activities	—	—	—
Total Sources of Distributions	$13,351	$7,080	$2,275

The following table summarizes our distributions paid for each quarter of the last fiscal year:

	For the three months ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Paid in cash	$2,888	$2,921	$2,894	$2,650
Reinvested in shares	787	588	298	325
Total distributions	3,675	3,509	3,192	2,975
Net cash provided by operating activities	$2,190	$6,044	$6,014	$4,024
Total funds from operations	5,098	5,830	7,629	9,711
Total net (loss) income	(2,873)	626	(11,059)	(11,641)

Distribution Reinvestment Plan
From January 1, 2012 through September 30, 2012, we issued 82,270 shares for approximately $794 pursuant to our dividend reinvestment plan that was in effect prior to the commencement of our public Offering on October 1, 2012. On October 1, 2012, we terminated our existing dividend reinvestment plan and adopted a new distribution reinvestment plan whereby Class A and Class M shares may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share on the distribution date. Class E shares were not eligible to participate in the new distribution reinvestment plan. From October 1 through December 31, 2012, no shares were issued under the new distribution reinvestment plan. As of December 31, 2013, we have received $1,998 pursuant to our dividend reinvestment plan, including $1,606 from the sale of 158,317 Class A shares and $392 from the sale of 38,473 Class M shares. As of December 31, 2013, there were $298,002 in shares of our common stock available for sale pursuant to our dividend reinvestment plan.

Tax Treatment of Distributions
For the year ended December 31, 2013, we paid distributions to Class A, M and E stockholders of approximately $13,357 and for the year ended December 31, 2012, we paid distributions to Class E stockholders of approximately $7,080. For income tax purposes, 100% of the distributions paid in 2013 and 2012 will qualify as a nondividend distribution or return of capital. The distribution declared on November 4, 2013, paid on February 7, 2014, will be taxable in 2014 and is not reflected in the 2013 tax allocation.
The table below summarizes the income tax treatment of distributions paid to Class A stockholders during the year ended December 31, 2013:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/28/2012	3/28/2013	$0.08909	$—	—%	$—	—%	$0.08909	100.00%
3/27/2013	5/3/2013	0.07956	—	—	—	—	0.07956	100.00
6/27/2013	8/2/2013	0.07818	—	—	—	—	0.07818	100.00
9/27/2013	11/1/2013	0.07555	—	—	—	—	0.07555	100.00
Total		$0.32238	$—	—%	$—	—%	$0.32238	100.00%
(1) Distributions per share are net of distribution and dealer manager fees of 0.50% and 0.55% of net asset value, respectively.
The table below summarizes the income tax treatment of distributions paid to Class M stockholders during the year ended December 31, 2013:

Record Date	Payment Date	Net Distribution per share (2)	Ordinary Income		Capital Gain Income		Return of Capital
12/28/2012	3/28/2013	$0.09239	$—	—%	$—	—%	$0.09239	100.00%
3/27/2013	5/3/2013	0.09198	—	—	—	—	0.09198	100.00
6/27/2013	8/2/2013	0.08881	—	—	—	—	0.08881	100.00
9/27/2013	11/1/2013	0.08738	—	—	—	—	0.08738	100.00
Total		$0.36056	$—	—%	$—	—%	$0.36056	100.00%
(2) Distributions per share are net of dealer manager fees of 0.55% of net asset value.
The table below summarizes the income tax treatment of distributions paid to Class E stockholders during the years ended December 31, 2013 and 2012:

Record Date	Payment Date	Total Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital
12/28/2012	3/28/2013	$0.10	$—	—%	$—	—%	$0.10	100.00%
3/27/2013	5/3/2013	0.10	—	—	—	—	0.10	100.00
6/27/2013	8/2/2013	0.10	—	—	—	—	0.10	100.00
9/27/2013	11/1/2013	0.10	—	—	—	—	0.10	100.00
Total		$0.40	$—	—%	$—	—%	$0.40	100.00%

Record Date	Payment Date	Total Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital (3)
3/30/2012	5/4/2012	$0.09506	$—	—%	$—	—%	$0.09506	100.00%
6/29/2012	8/3/2012	0.09506	—	—	—	—	0.09506	100.00
9/28/2012	11/2/2012	0.09506	—	—	—	—	0.09506	100.00
Total		$0.28518	$—	—%	$—	—%	$0.28518	100.00%
(3) Distributions represent a return of stockholder capital and are adjusted for the 4.786 to 1 stock dividend which occurred on October 1, 2012.
Stockholders are advised to consult with their tax advisors about the specific tax treatment of distributions we paid.

Performance Graph (Dollars in whole dollars)
The following graph is a comparison of the cumulative return of our shares of Class M common stock (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”) and the National Counsel of Real Estate Investment Fiduciaries ("NCREIF") Fund Index-Open-End Diversified Core Equity (“ODCE”) as peer group indices. The graph assumes that $100 was invested on October 1, 2012 in our shares, the S&P 500 Index and the ODCE assuming that all dividends were reinvested without the payment of any commissions. We currently have Class M and Class A common stock, both of which have been available only since we began our Offering on October 1, 2012. Our Class E common stock was converted into Class M common stock on October 1, 2013 and is no longer outstanding. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

*The ODCE is a capitalization-weighted, time weighted index of open-end core real estate funds reported net of fees. The term core typically reflects lower risk investment strategies, utilizing low leverage and generally represented by equity ownership positions in stable U.S. operating properties. Funds are weighted by capitalization, so larger funds have a greater impact on index returns. While funds used in this benchmark typically target institutional investors and have characteristics that differ from the Company (including differing fees), we feel that the ODCE is an appropriate and accepted index for the purpose of evaluating returns on investments in direct real estate funds. Investors cannot invest in this index. The Company has the ability to utilize higher leverage than is allowed for the funds in this index, which could increase the Company’s volatility relative to the index.
In the Form 10-K for December 31, 2012 filed on March 7, 2013, we previously used the National Real Estate Investment Trusts’ (“NAREIT”) All Equity Index and the National Counsel of Real Estate Investment Fiduciaries Property Index ("NPI") (before leverage and fees) as peer group indices. As a result of the Offering which began on October 1, 2012, we believe the ODCE is a better peer comparison as it more closely resembles the institutional quality, institutionally managed portfolio of properties we currently own and plan to acquire in the future.

Total return for the year ended December 31, 2013 for the following indices and our Class M common stock:

Index:	Return
NAREIT	2.9%
NPI*	11.0%
ODCE	12.9%
Class M Common Stock	4.6%
*The NPI is a quarterly time series composite total rate of return measure (before leverage and fees) of investment performance of a very large pool of individual commercial real estate properties acquired in the private market for investment purposes only. Its value is based on the value of the properties in the index and not the market value of securities. All properties in the NPI have been acquired, at least in part, on behalf of tax-exempt institutional investors-the great majority being pension funds. Properties in the NPI are accounted for using market value accounting standards, not historical cost.

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

	Year ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Total revenues	$76,516	$57,108	$61,498	$59,074	$58,019
(Loss) income from continuing operations	(34,804)	25,304	(4,719)	(9,826)	(31,081)
Income (loss) from discontinued operations	4,363	12,031	(14,919)	(26,904)	(10,735)
(Loss) income from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.80)	$0.99	$(0.19)	$(0.37)	$(1.21)
Weighted average shares outstanding	36,681,847	25,651,220	23,938,406	23,928,784	23,886,286
Cash distributions declared per common share	$0.41000	$0.38517	$0.09506	$—	$0.15123

Other Data:
Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc. (1)	$28,268	$21,544	$23,709	$22,155	$22,362
Funds from operations per share–basic and diluted (1)	$0.77	$0.84	$0.99	$0.93	$0.94

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$774,939	$842,034	$835,050	$870,689	$1,017,140
Total mortgage notes and other debt payable	357,806	492,985	582,495	592,804	654,086
Liabilities held for sale	—	—	—	—	43,352
Total equity	391,348	317,085	231,079	252,709	289,323

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
FFO does not give effect to real estate depreciation and amortization because these amounts are computed to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with an additional view of our operating performance. We also use Adjusted FFO ("AFFO") as a supplemental measure of operating performance. We define

AFFO as FFO adjusted for straight-line rental income, amortization of above- and below-market leases, amortization of net discount on assumed debt, gains or losses on the extinguishment or modification of debt and acquisition related costs.
In order to provide a better understanding of the relationship between FFO, AFFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided reconciliations of GAAP net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc., to FFO and FFO to AFFO. FFO and AFFO do not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income and are not necessarily indicative of cash available to fund cash needs.
The following table presents a reconciliation of net income (loss) to FFO for the periods presented:

Reconciliation of net income (loss) to FFO	Year ended December 31,
	2013	2012	2011	2010	2009
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	(24,947)	37,476	(19,388)	(35,640)	(39,611)
Plus: Real estate depreciation and amortization (1)	32,396	23,902	28,163	32,978	38,548
(Gain) loss from sales of real estate	(22,556)	117	—	(822)	(2,530)
Gain on consolidation of real estate affiliate	—	(34,852)	—	—	—
Gain on transfer of property	—	(6,012)	—	—	—
Impairment of depreciable real estate (1)	43,375	913	14,934	25,639	25,955
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$28,268	$21,544	$23,709	$22,155	$22,362
Weighted average shares outstanding, basic and diluted (2)	36,681,847	25,651,220	23,938,406	23,928,784	23,886,784
FFO per share, basic and diluted (2)	$0.77	$0.84	$0.99	$0.93	$0.94

(1)	Includes amounts attributable to discontinued operations, non-controlling interests and unconsolidated real estate affiliates.

(2)
On October 1, 2012, we declared a stock dividend with respect to all Class E shares at a ratio of 4.786-to-1. The effects of the stock dividend have been applied retroactively to all share and per share amounts for all periods presented.

The following table presents a reconciliation of FFO to AFFO for the periods presented:

Reconciliation of FFO to AFFO	Year ended December 31,
	2013	2012	2011	2010	2009
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$28,268	$21,544	$23,709	$22,155	$22,362
Straight-line rental income (1)	(3,178)	(269)	(146)	584	(973)
Amortization of above- and below-market leases (1)	(4,844)	(886)	(2,017)	(763)	240
Amortization of net discount on assumed debt (1)	(687)	(364)	(239)	(239)	(242)
(Gain) loss on extinguishment or modification of debt	(184)	(8,595)	—	73	—
Acquisition expenses (1)	566	33	—	—	—
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$19,941	$11,463	$21,307	$21,810	$21,387
Weighted average shares outstanding, basic and diluted (2)	36,681,847	25,651,220	23,938,406	23,928,784	23,886,784
AFFO per share, basic and diluted (2)	$0.54	$0.45	$0.89	$0.91	$0.90

(1)	Includes amounts attributable to discontinued operations, non-controlling interests and unconsolidated real estate affiliates.

(2)
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2011, 2012 and 2013 were comprised of:

Apartments

•	Station Nine Apartments,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.

Industrial

•	Kendall Distribution Center (previously referred to as 105 Kendall Park Lane),

•	Norfleet Distribution Center (previously referred to as 4001 North Norfleet Drive),

•	Joliet Distribution Center (acquired in 2013),

•	Suwanee Distribution Center (acquired in 2013) and

•	South Seattle Distribution Center (acquired in 2013).

Office

•	Monument IV at Worldgate,

•	111 Sutter Street (consolidated in 2012 and 2013, excluded from December 31, 2011 Consolidated Properties),

•	14600 Sherman Way,

•	14624 Sherman Way,

•	4 Research Park Drive,

•	36 Research Park Drive and

•	Railway Street Corporate Centre.

Retail

•	Stirling Slidell Shopping Centre,

•	The District at Howell Mill and

•	Grand Lakes Marketplace (acquired in 2013).

Discontinued Operations

•	Metropolitan Park North (disposed of in 2012, excluded from December 31, 2012 and 2013 Consolidated Properties),

•	Georgia Door Sales Distribution Center (sold in 2012, excluded from December 31, 2012 and 2013 Consolidated Properties),

•	Marketplace at Northglenn (disposed of in 2012, excluded from December 31, 2012 and 2013 Consolidated Properties),

•	Canyon Plaza (sold in 2013, excluded from December 31, 2013 Consolidated Properties) and

•	the Dignity Health Disposition Portfolio (sold in 2013, excluded from December 31, 2013 Consolidated Properties).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements, which as of December 31, 2011 and 2012 were comprised of:

December 31, 2012	December 31, 2011
Legacy Village (1)	Legacy Village
111 Sutter Street (2)
(1) Property was sold on October 29, 2013.
(2) Property consolidated on December 5, 2012.

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

We are managed by our Advisor, LaSalle Investment Management, Inc., a subsidiary of our Sponsor, Jones Lang LaSalle Incorporated (NYSE: JLL), a leading financial and professional services firm that specializes in commercial real estate services and investment management. We hire property management and leasing companies to provide the on-site, day-to-day management and leasing services for our properties. When selecting a property management or leasing company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management and leasing service providers that include large national real estate service firms, including an affiliate of the Advisor, and smaller local firms.

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
The following tables summarize our diversification by property sector and geographic region based upon the fair value of our Consolidated and Unconsolidated Properties. The ten-year lease expiration table represents the lease expirations by both total square feet and annualized minimum base rents for current tenants of our Consolidated Properties. The ten-year debt repayment schedule represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated Properties. These tables provide examples of how our Advisor evaluates the Company Portfolio when making investment decisions.

Property Sector Diversification
Estimated Percent of Fair Value as of December 31, 2013

Consolidated Properties
Apartment	28%
Industrial	20%
Office	36%
Retail	16%
Estimated Percent of Fair Value as of December 31, 2012

	Consolidated Properties	Unconsolidated Property	Consolidated and Unconsolidated Properties
Apartment	28%	—	25%
Industrial	7%	—	6%
Office	55%	—	51%
Retail	10%	100%	18%
Geographic Region Diversification
Estimated Percent of Fair Value as of December 31, 2013

Consolidated Properties
West	25%
South	39%
East	17%
Midwest	13%
International	6%
Estimated Percent of Fair Value as of December 31, 2012

	Consolidated Properties	Unconsolidated Property	Consolidated and Unconsolidated Properties
West	40%	—	37%
South	29%	—	26%
East	14%	—	13%
Midwest	11%	100%	19%
International	6%	—	5%

Future Lease Expirations

Year	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2014 (2)	214,000	$5,190	12.4%
2015	313,000	3,819	9.2
2016	207,000	6,349	15.2
2017	1,344,000	9,387	22.5
2018	176,000	3,208	7.7
2019	6,000	120	0.3
2020	42,000	1,326	3.2
2021	18,000	404	1.0
2022	78,000	1,454	3.5
2023 and thereafter	1,387,000	10,449	25.1

(1)	Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues.

(2)	Does not include 4,962 short-term leases totaling approximately 2,196,000 square feet and approximately $31,633 in annualized minimum base rent associated with our seven apartment properties.

Ten-Year Debt Repayment

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2014	$13,892	3.9%	5.21%
2015	7,616	2.1	5.94
2016	32,949	9.3	5.93
2017	85,436	24.0	5.10
2018	90,242	25.3	2.65
2019	1,639	0.5	4.84
2020	20,821	5.8	3.76
2021	1,806	0.5	4.85
2022	1,895	0.5	4.85
2023 and thereafter	100,369	28.1	4.65
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
We have executed on a number of our key strategic initiatives during 2013, including:
Property Acquisitions

•	purchased Joliet Distribution Center for $21,000;

•	purchased Suwanee Distribution Center for $38,000;

•	purchased a 90% interest in Grand Lakes Marketplace for $42,975; and

•	purchased South Seattle Distribution Center for $38,700.

Property Dispositions

•	sold our interest in Legacy Village for $27,350;

•	sold 13 of 15 properties from the Dignity Health Office Portfolio for $111,260; and

•	sold Canyon Plaza for $33,750.

Debt

•	retired the remaining balance on the $12,000 note payable related to the December 2012 acquisition of 111 Sutter Street;

•	extended the maturity date and reduced our interest rate on the existing $53,922 mortgage note payable for 111 Sutter Street;

•	retired the mortgage note payable on Monument IV at Worldgate, in the amount of $35,351, including accrued interest;

•	entered into a $12,000 mortgage note payable on Norfleet Distribution Center;

•	retired the mortgage note payable on 36 Research Park Drive for $9,500 at a $1,150 discount from par;

•	entered into a $19,100 mortgage note payable on Suwanee Distribution Center;

•	entered into a $23,900 mortgage note payable on Grand Lakes Marketplace;

•	retired four pools of mortgage notes payable on Dignity Health Office Portfolio for $74,662, including accrued interest;

•	transferred the mortgage note payable on Canyon Plaza to the purchaser as part of the sale of the property;

•	modified the mortgage notes payable on five of the student housing properties, paying down the outstanding balance by $19,836; and

•	secured a $40,000 revolving working capital credit facility.

Leasing

•	executed a new three year lease for 83,000 square feet at Monument IV at Worldgate with Fannie Mae;

•	executed 32,000 square feet of new leases at Railway Street Corporate Centre for terms of between five and ten years; and

•	executed 37,000 square feet of new and renewal leases at 111 Sutter Street for terms of between one and seven years.

Through these specific and other important accomplishments we continued to reduce our Company leverage ratio, decreased our average interest rate on debt, increased cash reserves and Company-wide liquidity at the same time as providing cash flow to our stockholders through four regular quarterly dividend payments.
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
During the ramp-up period, we intend to use lower leverage, or in some cases possibly no leverage, to finance our new acquisitions in order to reduce our overall Company leverage. Our Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets), was 45% as of December 31, 2013, down from 63% at December 31, 2012 as a result of debt extinguishments, increasing property values, acquiring properties with no or low leverage and raising new equity. After the ramp-up period, we expect to maintain a targeted Company leverage ratio of between 30% and 50%.
Fourth Quarter NAV
The NAV per share for our Class A and Class M shares was $10.17 and $10.19 as of December 31, 2013, respectively. The increase in NAV from September 30, 2013 of each share classes is primarily related to a slight increase in the values of our properties. The outstanding shares of Class E common stock were converted to Class M common stock on October 1, 2013. As such, there were no outstanding Class E shares as of December 31, 2013.
2014 Key Initiatives
During 2014, we intend to use capital raised from our Offering to make new acquisitions that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well located, well leased industrial properties, grocery-anchored community oriented retail properties and apartment properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification by targeting investment properties located in the eastern and western United States. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% in the near term. We also intend to use our revolving line of credit to allow us to more efficiently manage our cash flows.
2013 Key Events and Accomplishments
During January 2013, we retired the $12,000 note payable related to our purchase of 111 Sutter Street.
On March 27, 2013, we entered into a loan modification agreement with the existing lender on the $53,922 mortgage for 111 Sutter Street. The loan modification extended the maturity date by eight years from July 2015 to April 2023, provides for interest-only payments for the first four years of the new term and reduced the fixed-rate interest from 5.58% to 4.50%. The loan modification is expected to save annually in excess of $550 in interest expense and defers in excess of $850 in annual principal amortization payments.
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
On June 20, 2013, we entered into a $12,000 mortgage note payable on Norfleet Distribution Center. The loan matures on February 1, 2017 and bears floating rate interest at a rate equal to LIBOR plus 2.75%. Proceeds of the loan were used for the property acquisitions made in June 2013.
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
On September 17, 2013, we acquired a 90% interest in Grand Lakes Marketplace, a 131,000 square foot retail property located in Katy, TX for approximately $42,975. This acquisition was financed with a $23,900 mortgage note payable. The mortgage note payable has a ten-year term, at a fixed interest rate of 4.20%, interest-only.
On October 24, 2013, we sold the Dignity Health Disposition Portfolio for $111,260. In conjunction with the sale, we retired the three remaining mortgage loan pools associated with the properties for approximately $60,950 including accrued interested.
On October 29, 2013, we sold our 46.5% membership interest in Legacy Village to our joint venture partners for $27,350.
On December 10, 2013, we sold Canyon Plaza for $33,750 including the transfer of the mortgage note payable of $28,559 to the purchaser.
On December 11, 2013, we entered into a loan modification agreement with the existing lender on five of our student housing properties, reducing the outstanding balance on the notes by $19,836. The modification extended the maturity date from 2014 to 2018, reduced the average interest rate from a fixed rate of 5.57% to a floating rate of LIBOR plus 2.44% (2.61% at December 31, 2013) and resulted in the five properties no longer being cross-collateralized. The modification is expected to save us approximately $3,800 in interest expense in 2014.
On December 18, 2013, we acquired South Seattle Distribution Center, a three building, 323,000 square foot industrial portfolio located in Seattle, WA for approximately $38,700, using cash on hand. The portfolio is 100% leased to three tenants with a weighted average remaining lease term of approximately eight years.
Subsequent Events
On January 17, 2014, we acquired Oak Grove Plaza, a retail property located in Sachse, TX, for approximately $22,500. The acquisition was financed with a $10,550, ten-year fixed rate mortgage loan, at 4.17%, interest only and cash on hand.
On January 22, 2014, we acquired Grand Prairie Distribution Center, a 277,000 square foot industrial building located in Grand Prairie, TX for approximately $17,200, using cash on hand. The property is 100% leased to a single tenant for ten years.
On January 28, 2014, we acquired South Beach Garage, a 340 stall, multi-level parking facility located on South Beach in Miami, FL for approximately $22,050, using cash on hand and a $13,000 draw on our line of credit.

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
Revenues and operating expenses related to Georgia Door Sales Distribution Center, Metropolitan Park North, Marketplace at Northglenn, Canyon Plaza and the Dignity Health Disposition Portfolio are shown as discontinued operations for the years ended December 31, 2013 and 2012. Properties acquired during any of the periods presented are presented within the recent acquisitions line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions line include 111 Sutter Street, Joliet Distribution Center, Suwanee Distribution Center, Grand

Lakes Marketplace and South Seattle Distribution Center. Properties owned for the years ended December 31, 2013 and 2012 are referred to as our comparable properties.
Results of Operations for the years ended December 31, 2013 and 2012:
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012	$ Change	% Change
Revenues:
Minimum rents
Apartments	$31,354	$31,023	$331	1.1%
Industrial	4,132	4,140	(8)	(0.2)%
Office	12,103	7,547	4,556	60.4%
Retail	6,019	5,980	39	0.7%
Comparable properties total	$53,608	$48,690	$4,918	10.1%
Recent acquisitions	14,147	966	13,181	1,364.5%
Total	$67,755	$49,656	18,099	36.4%

Tenant recoveries and other rental income
Apartments	$1,786	$1,762	$24	1.4%
Industrial	610	662	(52)	(7.9)%
Office	2,887	2,950	(63)	(2.1)%
Retail	2,065	2,019	46	2.3%
Comparable properties total	$7,348	$7,393	$(45)	(0.6)%
Recent acquisitions	1,413	59	1,354	2,294.9%
Total	$8,761	$7,452	$1,309	17.6%
Total revenues	$76,516	$57,108	$19,408	34.0%

Minimum rents at comparable properties increased by $4,918 between the year ended December 31, 2013 and the same period in 2012. The increase is primarily due to increased rents of $4,270 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae leases.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at our comparable properties were in line with 2012, decreasing by $45 for the year ended December 31, 2013.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts from continuing operations, by reportable segment, for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$3,308	$2,970	$338	11.4%
Industrial	547	595	(48)	(8.1)%
Office	2,007	1,938	69	3.6%
Retail	868	976	(108)	(11.1)%
Comparable properties total	$6,730	$6,479	$251	3.9%
Recent acquisitions	1,373	81	1,292	1,595.1%
Total	$8,103	$6,560	$1,543	23.5%

Property operating expenses:
Apartments	13,941	$13,658	$283	2.1%
Industrial	143	122	21	17.2%
Office	3,331	2,977	354	11.9%
Retail	1,267	1,341	(74)	(5.5)%
Comparable properties total	$18,682	$18,098	$584	3.2%
Recent acquisitions	3,326	259	3,067	1,184.2%
Total	$22,008	$18,357	$3,651	19.9%

Net provision for (recovery of) doubtful accounts
Apartments	$293	$169	$124	73.4%
Office	(4)	(13)	9	(69.2)%
Retail	36	(9)	45	(500.0)%
Total	$325	$147	$178	121.1%
Total operating expenses	$30,436	$25,064	$5,372	21.4%

Real estate taxes at comparable properties increased by $251 for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to an increase of $338 at our apartment properties due to reassessments in the year ended December 31, 2013. These increases were partially offset by a decrease of $107 at The District at Howell Mill due to a lower reassessment that occurred during the year ended December 31, 2013.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $584 for the year ended December 31, 2013 as compared to the same period of 2012 . The increase is primarily related to higher operating expenses of $488 at Monument IV at Worldgate due to the commencement of the Amazon Corporate LLC and Fannie Mae leases, and higher Turn costs and utilities at our apartment properties totaling $283 for the year ended December 31, 2013. These increases were partially offset by decreases of $110 and $71 at Railway Street Corporate Centre and The District at Howell Mill due to lower utility and repair and maintenance expenses for the year ended December 31, 2013 as compared to the same period in 2012.
Net provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $178 for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily related to a $124 increase in bad debts during the Turn at our apartment properties. Additionally, there was an increase of $32 at the District at Howell Mill related to the collection of previously reserved accounts that occurred during the year ended December 31, 2012.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012	$ Change	% Change

Advisor fees	$4,668	$2,739	$1,929	70.4%
Company level expenses	1,917	2,275	(358)	(15.7)%
General and administrative	1,247	893	354	39.6%
Provision for impairment of real estate	38,356	—	38,356	(100.0)%
Depreciation and amortization	22,288	14,452	7,836	54.2%
Interest expense	19,913	20,971	(1,058)	(5.0)%
Debt modification expense	926	—	926	(100.0)%
(Gain) loss on extinguishment of debt	(1,109)	86	(1,195)	(1,389.5)%
Equity in (income) loss of unconsolidated affiliates	(32)	176	(208)	(118.2)%
Gain on consolidation of real estate affiliate	—	(34,852)	34,852	(100.0)%
Loss from discontinued operations	10,903	2,545	8,358	328.4%
(Gain) loss on sale of discontinued operations	(15,266)	117	(15,383)	(13,147.9)%
Gain on transfer of property and extinguishment of debt	—	(14,693)	14,693	(100.0)%
Gain on sale of unconsolidated affiliates	(7,290)	—	(7,290)	100.0%
Total expenses	$76,521	$(5,291)	$81,812	(1,546.2)%

Advisor fees relate to the fixed and variable management and advisory fees earned by the Advisor prior to October 1, 2012 and fixed advisor fees earned by the Advisor for the period from October 1, 2012 to December 31, 2013. Fixed fees increase or decrease based on changes in the NAV which will be primarily impacted by changes in the value of our properties and capital raised. Variable fees earned through September 30, 2012 were calculated as a formula of cash flow generated from owning and operating the real estate investments and fluctuated as cash flows fluctuated. The increase in advisor fees of $1,929 for the year ended December 31, 2013 as compared to the same period of 2012 is primarily related to the increase in NAV over the prior year.

Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $358 for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to a decrease in investor service fees and corporate legal fees.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $354 for the year ended December 31, 2013 as compared to the same period in 2012. The increase is primarily related to an increase in acquisition expenses of $585 during the year ended December 31, 2013.
The provision for impairment of real estate relates to real estate investments whose estimated future undiscounted cash flows have decreased below the carrying value. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. As outlined in our 2014 Key Initiatives, we intend to increase our investments in the industrial and retail property sectors (along with other property types), repay or refinance loans and evaluate dispositions of properties that may allow us to redeploy capital in manner better aligned with our current investment objectives and strategy.  Three suburban office properties within our portfolio, 4 Research Park Drive, in suburban St. Louis and 14600 and 14624 Sherman Way, the remaining two properties from our Dignity Health Office Portfolio, no longer fit within our long-term investment strategy.  The December refinancing of our student housing properties enabled us to review our hold/sell outlook on these properties on an individual basis.  Cabana Beach Gainesville was determined to be no longer in keeping with our core strategy.  Stirling Slidell Shopping Centre’s loan matures in April 2014 and is a likely disposition candidate given our strategy to move more towards grocery-anchored retail properties.  As such, we reduced our expected holding period for these real estate investments, which resulted in impairment charges. Provision for impairment of real estate increased by $38,356 for the year ended December 31, 2013 as compared to the same period in 2012 due to impairment charges of $23,466 at Cabana Beach Gainesville, $7,270 at Stirling Slidell Shopping Center, $3,006 at 14624 Sherman Way, $1,726 at 14600 Sherman Way and

$2,888 at 4 Research Park Drive. The impairment charges had no impact to NAV as we had previously written the properties down to fair value.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $7,836 in depreciation and amortization expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is primarily related to an increase of $5,823 at 111 Sutter Street as a result of the consolidation of the property on December 4, 2012. The increase is also related to $1,345 of depreciation and amortization expense related to our recent acquisitions of Suwanee Distribution Center, Joliet Distribution Center and Grand Lakes Marketplace.

Interest expense decreased by $1,058 for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease in interest expense is due to the debt retirements at 14624 Sherman Way, 14600 Sherman Way, 36 Research Park Drive, Monument IV at Worldgate, Norfleet Distribution Center and Kendall Distribution Center. These decreases were partially offset by an increase at 111 Sutter Street due to the debt assumed at the property upon consolidation on December 4, 2012 and the addition of new mortgage notes on Suwanee Distribution Center and Grand Lakes Marketplace in the year ended December 31, 2013 as compared to the same period in 2012.
Debt modification expenses in 2013 are due to expenses incurred for mortgage note modifications at Cabana Beach Gainesville, Cabana Beach San Marcos, Campus Lodge of Athens, Campus Lodge Columbia, The Edge at Lafayette and 111 Sutter Street.
(Gain) loss on extinguishment of debt increased by $1,195 in the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily related to a gain realized on the discounted payoff of the 36 Research Park Drive mortgage note at maturity.

Equity in (income) loss of unconsolidated affiliates represents our share of net income or loss from investments in unconsolidated properties. The income increased by $208 for the year ended December 31, 2013 as compared to the same period of 2012, primarily related to 111 Sutter Street being consolidated as of December 4, 2012.
Gain on consolidation of real estate affiliate relates to the write up to fair value upon consolidation of a property previously classified as unconsolidated. On December 4, 2012, we acquired the remaining 20% interest in 111 Sutter Street and consolidated the property.
Loss from discontinued operations increased $8,358 for the year ended December 31, 2013 as compared to the same period in 2012, primarily due to the impairment on Canyon Plaza during 2013 and the sale of the Dignity Health Disposition Portfolio on October 24, 2013.

Gain (loss) on sale of discontinued operations for the year ended December 31, 2013 is related to the sale of the Dignity Health Disposition Portfolio on October 24, 2013 and Canyon Plaza on December 10, 2013. The loss on sale of discontinued operations for the year ended December 31, 2012 relates to the sale of Georgia Door Sales Distribution Center that occurred on April 20, 2012.
Gain on transfer of property and extinguishment of debt is related to the transfer of ownership of Metropolitan Park North on March 23, 2012 and the transfer of ownership of Marketplace at Northglenn on July 11, 2012.
Gain on sale of unconsolidated affiliate for the year ended December 31, 2013 is related to the sale of our 46.5% interest in Legacy Village to our joint venture partners on October 29, 2013.
Results of Operations for the years ended December 31, 2012 and 2011:
Revenues and expenses related to the Dignity Health Disposition Portfolio, Canyon Plaza, Georgia Door Sales Distribution Center, Metropolitan Park North, and Marketplace at Northglenn are shown as discontinued operations in all periods presented. 111 Sutter Street is included in the recent acquisition line as it was consolidated on December 4, 2012.

Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Change	% Change
Revenues:
Minimum rents
Apartments	$31,023	$29,886	$1,137	3.8%
Industrial	4,140	4,131	9	0.2%
Office	7,547	12,595	(5,048)	(40.1)%
Retail	5,980	6,833	(853)	(12.5)%
Comparable properties total	$48,690	$53,445	$(4,755)	(8.9)%
Recent acquisitions	966	$—	966	(100.0)%
Total	$49,656	$53,445	(3,789)	(7.1)%

Tenant recoveries and other rental income
Apartments	$1,762	$1,683	$79	4.7%
Industrial	662	829	(167)	(20.1)%
Office	2,950	3,527	(577)	(16.4)%
Retail	2,019	2,014	5	0.2%
Comparable properties total	$7,393	$8,053	$(660)	(8.2)%
Recent acquisitions	59	—	59	(100.0)%
Total	$7,452	$8,053	(601)	(7.5)%
Total revenues	$57,108	$61,498	$(4,390)	(7.1)%

Minimum rents decreased by $4,755 for the year ended December 31, 2012 as compared to the same period in 2011. The decrease is primarily due to a decrease of $4,594 at Monument IV at Worldgate related to lower occupancy during 2012 and to a $769 payment received at The District at Howell Mill for the successful settlement of a tenant lawsuit over disputed rent charges which occurred during the year ended December 31, 2011. The decreases were partially offset by an increase of $1,137 at our apartments related to higher rental rates for the year ended December 31, 2012 as compared to the same period in 2011.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income decreased by $660 for the year ended December 31, 2012 as compared to the same period in 2011. The decrease is primarily related to decreased recovery revenue at Monument IV at Worldgate and Railway Street Corporate Centre due to lower occupancy. The decrease is also related to lower real estate tax recoveries of $177 at Norfleet Distribution Center due to a successful tax appeal in 2012.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts from continuing operations, by reportable segment, for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$2,970	$3,040	$(70)	(2.3)%
Industrial	595	760	(165)	(21.7)%
Office	1,938	1,842	96	5.2%
Retail	976	1,074	(98)	(9.1)%
Comparable properties total	$6,479	$6,716	$(237)	(3.5)%
Recent acquisitions	81	—	81	(100.0)%
Total	$6,560	$6,716	$(156)	(2.3)%

Property operating expenses:
Apartments	$13,658	$13,111	$547	4.2%
Industrial	122	134	(12)	(9.0)%
Office	2,977	2,072	905	43.7%
Retail	1,341	1,166	175	15.0%
Comparable properties total	$18,098	$16,483	$1,615	9.8%
Recent acquisitions	259	—	259	(100.0)%
Total	$18,357	$16,483	$1,874	11.4%

Provision for (recovery of) doubtful accounts
Apartments	$169	$203	$(34)	(16.7)%
Office	(13)	13	(26)	(200.0)%
Retail	(9)	33	(42)	(127.3)%
Total	$147	$249	$(102)	(41.0)%
Total operating expenses	$25,064	$23,448	$1,616	6.9%

 Real estate tax expense decreased by $237 for the year ended December 31, 2012 compared to the same period of 2011, primarily related to decreases at Norfleet Distribution Center and Cabana Beach Gainesville due to successful tax appeals.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities, and repair and maintenance expenses. Property operating expenses increased by $1,615 for the year ended December 31, 2012 as compared to the same period in 2011. The increase is primarily related to the decrease in occupancy at Monument IV at Worldgate, causing us to incur expenses for the vacant space of $789. Additionally, we incurred increased Turn costs and water usage expense totaling approximately $548 at our apartment properties during the year end December 31, 2012 compared to the same period of 2011.
Provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased by $102 for the year ended December 31, 2012 as compared to the year ended December 31, 2011 due to collections of previously reserved accounts of $60 at our apartment properties and $47 at the District at Howell Mill.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Change	% Change

Advisor fees	$2,739	$2,806	$(67)	(2.4)%
Company level expenses	2,275	2,091	184	8.8%
General and administrative	893	290	603	207.9%
Depreciation and amortization	14,452	15,015	(563)	(3.7)%
Interest expense	20,971	21,074	(103)	(0.5)%
Loss on extinguishment of debt	86	—	86	(100.0)%
Equity in loss of unconsolidated affiliates	176	1,493	(1,317)	(88.2)%
Gain on consolidation of real estate affiliate	(34,852)	—	(34,852)	100.0%
Loss from discontinued operations	2,545	14,919	(12,374)	(82.9)%
Loss on sale of discontinued operations	117	—	117	(100.0)%
Gain on transfer of property and extinguishment of debt	(14,693)	—	(14,693)	100.0%
Total expenses	$(5,291)	$57,688	$(62,979)	(109.2)%

 Advisor fees relate to the fixed and variable management and advisory fees earned by the Former Manager and the Advisor prior to October 1, 2012 and fixed advisor fees earned by the Advisor for the period from October 1, 2012 to December 31, 2012. Fixed fees increase or decrease based on changes in the NAV which will be primarily impacted by changes in the value of our properties and capital raised. Variable fees earned through September 30, 2012 were calculated as a formula of cash flow generated from owning and operating the real estate investments and fluctuated as cash flows fluctuated. The decrease in advisor fees of $67 for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily related to lower cash flow generated by the portfolio as a result of discontinued operations and decreased occupancy at Monument IV at Worldgate. The decrease was partially offset by increased fixed fees related to capital raised during 2012.
Company level expenses relate mainly to our compliance and administration costs. Company level expenses increased by $184 for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to an increase in corporate legal fees, director and officer insurance and printing costs.
General and administrative expenses relate mainly to property expenses unrelated to property operations. General and administrative expenses increased by $603 for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase is primarily due to higher legal fees of $237 related to the loan defaults at Marketplace at Northglenn and Metropolitan Park North. Further contributing to the increase, the year ended December 31, 2011 included a $100 refund of bank account fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $563 in depreciation and amortization expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily related to personal property and intangible assets becoming fully amortized during 2012.
Interest expense decreased by $103 for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the loan payoff at Kendall Distribution Center, which occurred on July 2, 2012.
Loss on extinguishment of debt relates to the write-off of unamortized financing fees on mortgage loans and other debt payable that are extinguished prior to their maturity date. The loss on extinguishment of debt in 2012 is due to the write-off of unamortized financing fees related to the debt payoff at Norfleet Distribution Center that occurred on December 27, 2012.
Equity in loss of unconsolidated affiliates represents our share of net income or loss from investments in unconsolidated properties. The loss decreased by $1,317 for the year ended December 31, 2012 when compared to the same period of 2011 primarily related to lower expenses at Legacy Village and higher minimum rents for newly signed leases at 111 Sutter Street. The decreased loss is also related to 111 Sutter Street being an unconsolidated affiliate for the entire year during 2011 and less than the full year during 2012.

Gain on consolidation of real estate affiliate relates to the write up to fair value upon consolidation of a property previously classified as unconsolidated. On December 4, 2012, we acquired the remaining 20% interest in 111 Sutter Street and consolidated the property.
Loss from discontinued operations decreased $12,374 for the year ended December 31, 2012 as compared to the same period in 2011, primarily due to the impairment of Marketplace at Northglenn during 2011. Additionally, we owned Georgia Door Sales Distribution Center, Metropolitan Park North and the Marketplace at Northglenn for the entire year in 2011 compared to only part of 2012.

Loss on sale of discontinued operations for the year ended December 31, 2013 is related to the sale of Georgia Door Sales Distribution Center that occurred on April 20, 2012.
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

Longer-term liquidity and capital needs such as:

•      Acquisitions of new real estate investments

•      Expansion of existing properties

•      Tenant improvements and leasing commissions

•      Debt repayment requirements, including both principal and interest

•      Repurchases of our shares pursuant to our Share Repurchase Plan

The sources and uses of cash for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	$ Change
Net cash provided by operating activities	$18,272	$13,804	$4,468
Net cash provided by (used in) investing activities	8,687	(16,958)	25,645
Net cash (used in) provided by financing activities	(28,743)	12,095	(40,838)

Cash provided by operating activities increased by $4,468 for the year ending December 31, 2013, as compared to the same period in 2012. An increase of $7,812 in cash from operating activities is primarily related to the consolidation of 111 Sutter Street on December 4, 2012, leasing of Monument IV at Worldgate and acquisitions of new properties. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable, and accounts payable and other accrued expenses. These changes in our working capital caused a decrease to cash provided by operating activities of $3,344 between the year ended December 31, 2013 and the same period in 2012, primarily related to organization and offering expenses that were reimbursed to LaSalle.

Cash provided by (used in) investing activities increased by $25,645 for the year ending December 31, 2013, as compared to the same period in 2012. The increase was primarily related to an increase in cash provided by dispositions totaling $166,967 being partially offset by an increase in cash used for acquisitions totaling $133,028. The increase in capital improvements and leasing commissions of $9,525 is primarily related to improvements made at Monument IV at Worldgate as a result of leasing the property to Amazon Corporation LLC and Fannie Mae.
Cash (used in) provided by financing activities decreased by $40,838 for the period ended December 31, 2013 over the same period in 2012. The decrease is primarily related to an increase of $89,392 of net principal payments on mortgage loans and other debt payable related to the retirement of various mortgage notes and other debt payable in excess of proceeds received from new mortgage notes and other debt payable. Partially offsetting the decrease is an increase in the issuance of common stock of $31,021 for the year ended December 31, 2013.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We have also secured variable-rate financing when interest rates were favorable and capped some of our risk exposure to unfavorable interest rate movements through the purchase of interest rate caps. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2013 and 2012 for such debt. The unconsolidated debt table provides information on our pro rata share of debt associated with our unconsolidated joint ventures.
Consolidated Debt

	December 31, 2013		December 31, 2012
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$255,985	5.05%	$479,206	5.59%
Variable	100,680	2.64%	12,000	4.75%
Total	$356,665	4.37%	$491,206	5.57%
Unconsolidated Debt

	December 31, 2012
	Pro-rata share of Principal Balance	Weighted Average Interest Rate
Fixed	$39,724	5.63%
Variable	—	—%
Total	$39,724	5.63%
Covenants
At December 31, 2013, we were in compliance with all debt covenants.
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

Contractual Cash Obligations and Commitments
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2013. The table does not include commitments with respect to the purchase of services from our Advisor, as future payments due on such commitments cannot be determined.

Obligations	Total	Payments due by period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$447,300	$29,145	$69,360	$194,137	$154,658
Loan escrows	3,415	726	1,444	1,245	—
Tenant obligations	2,855	2,855	—	—	—
Other	3,815	2,495	1,320	—	—
Total	$457,385	$35,221	$72,124	$195,382	$154,658

(1)
Includes interest expense calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2013, which was 5.05%. Since the interest rates on certain loans are based on a spread over LIBOR, the rates will periodically change; therefore, interest expense for all variable-rate debt was calculated using the effective interest rates of the underlying borrowings at December 31, 2013, which was 2.64%.

We have approximately $12,171 of mortgage notes payable coming due during 2014. We expect to either sell Stirling Slidell Shopping Centre prior to the maturity of the mortgage note or payoff the loan using cash on hand. We anticipate we will have sufficient capital from the proceeds of the Offering to accomplish this payoff, if necessary.
We intend to actively monitor and manage our available liquidity to ensure the long-term viability of the Company.
Commitments
As part of the lease with our single tenant at Norfleet Distribution Center, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to provide notice to us of its desire to expand at any time prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of December 31, 2013, we had not received an expansion notice from the tenant.
Off Balance Sheet Arrangements
Letters of credit are issued in most cases as additional collateral for mortgage debt on properties we own. At December 31, 2013 and 2012, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.
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
We are subject to market risk associated with changes in interest rates in terms of the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2013, we had consolidated debt of $356,665, which included $100,680 of variable-rate debt. Including the $1,141 net premium on the assumption of debt, we have consolidated debt of $357,806 at December 31, 2013. We also entered into interest rate cap agreements on $88,680 of the variable rate debt which cap the LIBOR rate at between 1.0% and 3.5% over the next three years. A 25 basis point movement in the interest rate on the $100,680 of variable-rate debt would have resulted in an approximately $252 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
As of December 31, 2012, we had consolidated debt of $491,206, which included $12,000 of variable-rate debt. Including the $1,779 net premium on the assumption of debt, we have consolidated debt of $492,985 at December 31, 2012.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2013, the fair value of our mortgage notes payable was estimated to be approximately $331 higher than the carrying value of $255,985. If treasury rates were 25 basis points higher at December 31, 2013, the fair value of our mortgage notes payable would have been approximately $4,001 higher than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the year ended December 31, 2013, we recognized a foreign currency translation loss of $637 and for the year ended December 31, 2012, we recognized a foreign currency translation gain of $220. At December 31, 2013, a 10% unfavorable exchange rate movement would have caused our $637 foreign currency translation loss to be increased by $851 resulting in a foreign currency translation loss of approximately $1,488.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2014 Proxy Statement") relating to our 2014 annual meeting of stockholders (our “2014 Annual Meeting”) that we intend to file with the SEC no later than April 3, 2014.

On March 4, 2014, our board of directors determined to hold the 2014 Annual Meeting on May 6, 2014.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2014 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2014 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements: See “Index to Financial Statements” at page F-1 below.

(2)	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2013” at page F-31 below.

(3)	The Index of Exhibits below is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 6, 2014		C. Allan Swaringen President, Chief Executive Officer

POWER OF ATTORNEY
Each individual whose signature appears below constitutes and appoints C. Allan Swaringen, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LYNN C. THURBER	Chairman of the Board of Directors, Director	March 6, 2014

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer (Principal Executive Officer)	March 6, 2014

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2014

/S/ VIRGINIA G. BREEN	Director	March 6, 2014

/S/ JONATHAN B. BULKELEY	Director	March 6, 2014

/S/ JACQUES N. GORDON	Director	March 6, 2014

/S/ JASON B. KERN	Director	March 6, 2014

/S/ THOMAS F. MCDEVITT	Director	March 6, 2014

/S/ WILLIAM E. SULLIVAN	Director	March 6, 2014

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

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

10.6
Purchase and Sale Agreement for Dignity Health Office Portfolio, dated August 30, 2013, by and among ELPF Glendale 1500 South Central LLC, ELPF Northridge 18350 Roscoe LLC, ELPF Northridge 18546 Roscoe LLC, ELPF Northridge 18460 Roscoe LLC, ELPF Bakersfield 300 Old River LLC, ELPF Bakersfield 500 Old River LLC, ELPF Santa Maria 116 S. Palisades, LLC, ELPF Santa Maria 525 E. Plaza LLC, ELPF Chandler 485 South Dobson LLC, ELPF Gilbert 1501 North Gilbert LLC, ELPF Phoenix 4545 East Chandler LLC, ELPF Sun Lakes 10440 East Riggs LLC, ELPF Phoenix 500 West Thomas LLC and NexCore Development LLC (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 7, 2013).

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
As of December 31, 2013, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (1992).
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

/S/ C. ALLAN SWARINGEN
C. Allan Swaringen President and Chief Executive Officer

/S/ GREGORY A. FALK
Gregory A. Falk Chief Financial Officer
March 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Jones Lang LaSalle Income Property Trust, Inc.:
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Income Property Trust, Inc. (the Company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we also have audited the 2013 financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The accompanying consolidated financial statements of Jones Lang LaSalle Income Property Trust, Inc. and subsidiaries as of and for the year then ended December 31, 2011, before the effects of the adjustments to retrospectively (i) reflect the discontinued operations described in note 3B, (ii) reflect the stock split described in note 6, and (iii) reflect the change in the composition of reportable segments described in note 10, were audited by other auditors whose report thereon dated March 8, 2012, except with respect to their opinion on the consolidated financial statements in so far as it relates to the effects of discontinued operations discussed in note 3A, as to which the date is June 26, 2012, expressed an unqualified opinion on those statements.
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
In our opinion, the 2013 and 2012 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Income Property Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited the retrospective adjustments for discontinued operations described in note 3B, the retrospective adjustments for shares and earnings per share described in note 6 under “Stock Dividend,” and the retrospective adjustments for reportable segments described in note 10, which were applied to the 2011 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2011 consolidated financial statements of the Company other than with respect to the aforementioned adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2011 consolidated financial statements taken as a whole.

/s/ KPMG LLP
Chicago, Illinois
March 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jones Lang LaSalle Income Property Trust, Inc.

In our opinion, the consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the year ended December 31, 2011, before the effects of the adjustments to retrospectively (i) reflect the discontinued operations described in Note 3B, (ii) reflect the stock split described in Note 6, and (iii) reflect the change in the composition of reportable segments described in Note 10, present fairly, in all material respects, the results of operations and cash flows of Jones Lang LaSalle Income Property Trust, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2011 , in conformity with accounting principles generally accepted in the United States of America (the 2011 financial statements before the effects of the adjustments discussed in Notes 3B, 6, and 10 are not presented herein). In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) for the year ended December 31, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2013	2012
ASSETS
Investments in real estate:
Land (including from VIEs of $29,660 and $32,593, respectively)	$134,407	$126,555
Buildings and equipment (including from VIEs of $203,513 and $232,423, respectively)	593,078	669,901
Less accumulated depreciation (including from VIEs of $(23,466) and $(28,027), respectively)	(54,686)	(82,428)
Net property and equipment	672,799	714,028
Investments in unconsolidated real estate affiliates	—	19,988
Net investments in real estate	672,799	734,016
Cash and cash equivalents (including from VIEs of $3,257 and $2,500, respectively)	35,124	36,986
Restricted cash (including from VIEs of $819 and $3,051, respectively)	14,781	15,880
Tenant accounts receivable, net (including from VIEs of $1,064 and $1,203, respectively)	2,112	1,825
Deferred expenses, net (including from VIEs of $1,356 and $783, respectively)	7,449	6,208
Acquired intangible assets, net (including from VIEs of $4,038 and $4,548, respectively)	35,488	41,125
Deferred rent receivable, net (including from VIEs of $874 and $1,074, respectively)	6,012	4,575
Prepaid expenses and other assets (including from VIEs of $647 and $364, respectively)	1,174	1,419
TOTAL ASSETS	$774,939	$842,034
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $163,151 and $187,234, respectively)	$357,806	$492,985
Accounts payable and other accrued expenses (including from VIEs of $2,834 and $2,953, respectively)	14,636	15,615
Distributions payable	3,852	2,975
Accrued interest (including from VIEs of $368 and $909, respectively)	820	2,033
Accrued real estate taxes (including from VIEs of $117 and $638 respectively)	1,012	937
Advisor fees payable	450	324
Acquired intangible liabilities, net	5,015	10,080
TOTAL LIABILITIES	383,591	524,949
Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 200,000,000 shares authorized; 0 and 26,444,843 Class E shares issued and outstanding at December 31, 2013 and 2012, respectively	—	264
Common stock: $0.01 par value; 400,000,000 shares authorized; 13,043,452 and 3,612,169 Class A shares issued and outstanding at December 31, 2013 and 2012, respectively	130	36
Common stock: $0.01 par value; 400,000,000 shares authorized; 28,634,822 and 104,282 Class M shares issued and outstanding at December 31, 2013 and 2012, respectively	286	1
Additional paid-in capital (net of offering costs of $8,611 and $3,219 as of December 31, 2013 and December 31, 2012, respectively)	624,589	512,383
Accumulated other comprehensive (loss) income	(95)	542
Distributions to stockholders	(104,919)	(90,691)
Accumulated deficit	(140,798)	(115,851)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	379,193	306,684
Noncontrolling interests	12,155	10,401
Total equity	391,348	317,085
TOTAL LIABILITIES AND EQUITY	$774,939	$842,034
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
$ in thousands, except per share amounts

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues:
Minimum rents	$67,755	$49,656	$53,445
Tenant recoveries and other rental income	8,761	7,452	8,053
Total revenues	76,516	57,108	61,498
Operating expenses:
Real estate taxes	8,103	6,560	6,716
Property operating	22,008	18,357	16,483
Provision for doubtful accounts	325	147	249
Advisor fees	4,668	2,739	2,806
Company level expenses	1,917	2,275	2,091
General and administrative	1,247	893	290
Provision for impairment of real estate	38,356	—	—
Depreciation and amortization	22,288	14,452	15,015
Total operating expenses	98,912	45,423	43,650
Operating (loss) income	(22,396)	11,685	17,848
Other (expenses) and income:
Interest expense	(19,913)	(20,971)	(21,074)
Debt modification expense	(926)	—	—
Gain (loss) on extinguishment of debt	1,109	(86)	—
Equity in income (loss) of unconsolidated affiliates	32	(176)	(1,493)
Gain on sale of unconsolidated affiliate	7,290	—	—
Gain on consolidation of real estate affiliate	—	34,852	—
Total other (expenses) and income	(12,408)	13,619	(22,567)
(Loss) income from continuing operations	(34,804)	25,304	(4,719)
Discontinued operations:
Loss from discontinued operations	(10,903)	(2,545)	(14,919)
Gain (loss) on sale of discontinued operations	15,266	(117)	—
Gain on transfer of property and extinguishment of debt	—	14,693	—
Total income (loss) from discontinued operations	4,363	12,031	(14,919)
Net (loss) income	(30,441)	37,335	(19,638)
Plus: Net loss attributable to the noncontrolling interests	5,494	141	250
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(24,947)	$37,476	$(19,388)
Net (loss) income from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.80)	$0.99	$(0.19)
Total income (loss) from discontinued operations per share-basic and diluted	$0.12	$0.47	$(0.62)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.68)	$1.46	$(0.81)
Weighted average common stock outstanding-basic and diluted	36,681,847	25,651,220	23,938,406
Other comprehensive (loss) income:
Foreign currency translation adjustment	(637)	220	(140)
Total other comprehensive (loss) income	(637)	220	(140)
Net comprehensive (loss) income	$(25,584)	$37,696	$(19,528)
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock Class E		Common Stock Class A		Common Stock Class M		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2011	23,928,784	$41	—	$—	—	$—	$453,244	$462	$(78,361)	$(133,939)	$11,262	$252,709
Issuance of common stock	66,568	—	—	—	—	—	617	—	—	—	—	617
Net loss	—	—					—	—	—	(19,388)	(250)	(19,638)
Other comprehensive loss	—	—	—	—	—	—	—	(140)	—	—	—	(140)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	756	756
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(950)	(950)
Distributions declared ($0.09506 per share)	—	—	—	—	—	—	—	—	(2,275)	—	—	(2,275)
Balance, December 31, 2011	23,995,352	$41	—	$—	—	$—	$453,861	$322	$(80,636)	$(153,327)	$10,818	$231,079
Issuance of common stock	5,202,625	9	3,612,169	36	100,282	1	88,800	—	—	—	—	88,846
Repurchase of shares	(2,753,134)	(5)	—	—	—	—	(26,880)	—	—	—	—	(26,885)
Offering costs	—	—	—	—	—	—	(3,219)	—	—	—	—	(3,219)
Stock based compensation	—	—		—	4,000	—	40	—	—	—	—	40
Stock dividend	—	219	—	—	—	—	(219)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	37,476	(141)	37,335
Other comprehensive income	—	—	—	—	—	—	—	220	—	—	—	220
Cash contributed from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	458	458
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(734)	(734)
Distributions declared ($0.38517) per share	—	—	—	—	—	—	—	—	(10,055)	—	—	(10,055)
Balance, December 31, 2012	26,444,843	$264	3,612,169	$36	104,282	$1	$512,383	$542	$(90,691)	$(115,851)	$10,401	$317,085
Issuance of common stock	—	—	9,462,512	94	2,365,700	23	120,932	—	—	—	—	121,049
Repurchase of shares	(238,087)	(2)	(31,229)	—	(71,685)	—	(3,375)	—	—	—	—	(3,377)
Offering costs	—	—	—	—	—	—	(5,392)	—	—	—	—	(5,392)
Stock based compensation	—	—	—	—	4,000	—	41	—	—	—	—	41
Stock conversion	(26,206,756)	(262)	—	—	26,232,525	262	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(24,947)	(5,494)	(30,441)
Other comprehensive loss	—	—	—	—	—	—	—	(637)	—	—	—	(637)
Additions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	9,712	9,712
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,464)	(2,464)
Distributions declared ($0.41) per share	—	—	—	—	—	—	—	—	(14,228)	—	—	(14,228)
Balance, December 31, 2013	—	$—	13,043,452	$130	28,634,822	$286	$624,589	$(95)	$(104,919)	$(140,798)	$12,155	$391,348
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,441)	$37,335	$(19,638)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	27,206	21,531	23,535
(Gain) loss on sale of discontinued operations and fixed assets	(22,556)	117	(124)
Gain on consolidation of real estate affiliate	—	(34,852)	—
Gain on transfer of property and extinguishment of debt (including discontinued operations)	(1,109)	(14,607)	—
Provision for doubtful accounts (including discontinued operations)	39	557	452
Straight line rent (including discontinued operations)	(3,140)	(499)	(112)
Impairment of real estate (including discontinued operations)	48,538	913	14,934
Equity in (income) loss of unconsolidated affiliates	(54)	176	1,493
Net changes in assets, liabilities and other	(211)	3,133	(1,209)
Net cash provided by operating activities	18,272	13,804	19,331
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(141,859)	(8,831)	—
Proceeds from sales of real estate investments and fixed assets	172,087	5,120	344
Capital improvements and lease commissions	(18,715)	(9,190)	(6,382)
Deposits for investments under contracts	(1,961)	—	—
Loan escrows	(865)	(4,057)	(6,618)
Net cash provided by (used in) investing activities	8,687	(16,958)	(12,656)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	119,113	88,092	200
Offering costs	(3,603)	(460)	—
Repurchase of shares	(3,377)	(26,885)	—
Distributions to stockholders	(11,353)	(6,286)	(1,858)
Distributions paid to noncontrolling interests	(2,464)	(734)	(950)
Contributions received from noncontrolling interests	7,405	458	756
Proceeds from mortgage notes and other debt payable	169,680	—	—
Debt issuance costs	(2,982)	—	(617)
Principal payments on mortgage notes and other debt payable	(301,162)	(42,090)	(9,633)
Net cash (used in) provided by financing activities	(28,743)	12,095	(12,102)
Net (decrease) increase in cash and cash equivalents	(1,784)	8,941	(5,427)
Effect of exchange rates	(78)	12	29
Cash and cash equivalents at the beginning of the year	36,986	28,033	33,431
Cash and cash equivalents at the end of the year	$35,124	$36,986	$28,033
Supplemental disclosure of cash flow information:
Interest paid	$25,710	$27,054	$31,981
Non-cash activities:
Write-offs of receivables	$568	$718	$540
Write-offs of retired assets	8,014	7,071	16,055
Change in liability for capital expenditures	1,648	(2,894)	31
Net liabilities assumed at acquisition	1,226	—	—
Change in accrued offering costs	1,789	2,759	—
Assumption of mortgage loan	—	54,130	—
Transfers of property in extinguishment of debt settlement	—	101,800	—
Seller provided financing	—	12,000	—
Consolidation of noncontrolling interests	(2,307)	—	—
Consolidation of 111 Sutter Street net assets in excess of cash paid	—	52,845	—
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

Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of office, retail, industrial and apartment properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and securities. We were originally incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2013, we owned interests in a total of 24 properties located in 10 states and one in Canada.

From our inception to October 1, 2012, we raised proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-11 (Commission File No. 333-177963) (the "Registration Statement") with respect to our continuous public Offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Offering"). On September 27, 2012, we designated our previously undesignated common stock as Class E common stock. On October 1, 2012, we effected a stock dividend for all Class E shares at a ratio of 4.786-to-1 in order to achieve a Net Asset Value ("NAV") per share for each of the Class A, Class M and Class E shares of $10.00 as of the date we commenced the Offering. Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("Jones Lang LaSalle" or our "Sponsor"), have invested an aggregate of $60,200 through purchases of shares of our Class E common stock. On October 1, 2013, all of our Class E shares converted to Class M shares. Holders of Class E shares received approximately 1.001 shares of Class M stock for each share of Class E stock owned. As of December 31, 2013, 13,043,452, shares of Class A common stock and 28,634,822 shares of Class M common stock were outstanding and held by a total of 3,202 stockholders.
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
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and non-controlling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2013, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above.
Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. When we have committed to a plan to sell a property that is available for immediate sale, have the necessary approvals and marketing in place, and believe that the sale of the property is probable the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. We recorded impairment charges on consolidated real estate properties for years ended December 31, 2013, 2012 and 2011 totaling $48,538, $913 and $14,934, respectively, including amounts reflected in discontinued operations.
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
Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $3,128, $403 and $101 for the years ended December 31, 2013, 2012 and 2011, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2013, 2012 and 2011, are $4,844, $882 and $2,396, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.

Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At December 31, 2013 and 2012, our allowance for doubtful accounts was $41 and $570, respectively.
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

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for tax deferred exchanges, loan escrow accounts and loan commitments.
Deferred Expenses
Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2013 and 2012 was $2,286 and $4,013, respectively.
Foreign Exchange
We utilize the U.S. dollar as our functional currency, except for our Canadian operations, which use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at average rates for the period. Income statement amounts of significant transactions are translated at the rate in effect as of the date of the transactions. Foreign currency translation adjustments are recorded in accumulated other comprehensive (loss) income.
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
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2013 and 2012, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the weighted average lease term of the respective leases, which generally range from one to ten years.
Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $15,181 and $26,515 at December 31, 2013 and 2012, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $948 and $5,465 at December 31, 2013 and 2012, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2013 is as follows:

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2014	$7,705	$412	$(1,243)
2015	7,563	310	(866)
2016	3,550	191	(670)
2017	2,957	123	(466)
2018	2,668	71	(457)
Thereafter	9,706	232	(1,313)
	$34,149	$1,339	$(5,015)
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
Business Segments
We align our internal operations along the four primary property types we are targeting for investments resulting in four operating segments: apartment properties, industrial properties, office properties and retail properties.
At December 31, 2013 and 2012, we held one investment outside the United States. For the years ended December 31, 2013, 2012 and 2011, total revenues of this foreign investment were $4,166, $3,874 and $4,462, respectively. For the years ended December 31, 2013, 2012 and 2011, total revenues of U.S. domiciled investments were $72,350, $53,234 and $57,036, respectively. At December 31, 2013 and 2012, total assets of our foreign investment were $37,564 and $40,917, respectively. The change in total assets from December 31, 2012 to December 31, 2013 at our foreign investment was mainly a result of the change in foreign currency rate between those dates. At December 31, 2013 and 2012, total assets of U.S domiciled investments were $737,375 and $801,117, respectively.

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

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. Market information as available or present value techniques have been utilized to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using level two inputs was approximately $296 higher and $17,136 higher than the aggregate carrying amounts at December 31, 2013 and 2012, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
Derivative Financial Instruments
We record all derivatives on the consolidated balance sheets at fair value. Changes in the fair value of our derivatives are recorded on our consolidated statements of operations and comprehensive (loss) income as we have not designated our derivative instruments as hedges. Our objectives in using interest rate derivatives are to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate caps.
        As of December 31, 2013, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	5	$88,680
The interest rate caps were of nominal value at December 31, 2013.
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office and retail property sectors is to invest capital in a diversified portfolio of real estate. The consolidated properties held by us as of December 31, 2013 were as follows:

Property	Sector	Square Feet (Unaudited)	Location	Ownership %	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	100%	8/27/2004	$59,608
111 Sutter Street (1)	Office	286,000	San Francisco, CA	100%	3/29/2005	100,779
Kendall Distribution Center	Industrial	409,000	Atlanta, GA	100%	6/30/2005	18,781
14600 Sherman Way	Office	50,000	Van Nuys, CA	100%	12/21/2005	8,623
14624 Sherman Way	Office	53,000	Van Nuys, CA	100%	12/21/2005	9,755
Stirling Slidell Shopping Centre	Retail	139,000	Slidell, LA	100%	12/14/2006	23,367
Norfleet Distribution Center	Industrial	702,000	Kansas City, MO	100%	2/27/2007	37,579
Station Nine Apartments	Apartment	312,000	Durham, NC	100%	4/16/2007	56,417
4 Research Park Drive	Office	60,000	St. Charles, MO	100%	6/13/2007	11,330
36 Research Park Drive	Office	81,000	St. Charles, MO	100%	6/13/2007	17,232
The District at Howell Mill	Retail	306,000	Atlanta, GA	87.85%	6/15/2007	78,661
Railway Street Corporate Centre	Office	137,000	Calgary, Canada	100%	8/30/2007	42,614
Cabana Beach San Marcos (2)	Apartment	278,000	San Marcos, TX	78%	11/21/2007	29,375
Cabana Beach Gainesville (2)	Apartment	545,000	Gainesville, FL	78%	11/21/2007	74,277
Campus Lodge Athens (2)	Apartment	229,000	Athens, GA	78%	11/21/2007	20,980
Campus Lodge Columbia (2)	Apartment	256,000	Columbia, MO	78%	11/21/2007	24,852
The Edge at Lafayette (2)	Apartment	207,000	Lafayette, LA	78%	1/15/2008	26,870
Campus Lodge Tampa (2)	Apartment	431,000	Tampa, FL	78%	2/29/2008	46,787
Joliet Distribution Center	Industrial	442,000	Joliet, IL	100%	6/26/2013	21,000
Suwanee Distribution Center	Industrial	559,000	Suwanee, GA	100%	6/28/2013	37,943
Grand Lakes Marketplace	Retail	131,000	Katy, TX	90%	9/17/2013	42,975
3800 1st Avenue South	Industrial	162,000	Seattle, WA	100%	12/18/2013	18,705
3844 1st Avenue South	Industrial	101,000	Seattle, WA	100%	12/18/2013	12,070
3601 2nd Avenue South	Industrial	60,000	Seattle, WA	100%	12/18/2013	7,925

(1)	On March 29, 2005, we acquired an 80% interest in the property. On December 4, 2012, we acquired the remaining 20% interest.

(2)	The other owner, owning a 22% interest, is an investment fund advised by our Advisor and in which the parent company of our Advisor owns a noncontrolling interest.

During the years ended December 31, 2013 and 2012, we incurred $599 and $33, respectively, of acquisition expenses that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive (loss) income. For properties acquired during 2013, we recorded total revenue of $3,482 and net income of $414 during the year end December 31, 2013. For properties acquired during 2012, we recorded total revenue of $1,024 and net loss of $165 during the year ended December 31, 2012.
2013 Acquisitions
On June 26, 2013, we acquired Joliet Distribution Center, a 442,000 square foot industrial property located in Joliet, Illinois for approximately $21,000, using cash on hand. The property is 100% leased to two tenants with a weighted average remaining lease term of approximately six years.
On June 28, 2013, we acquired Suwanee Distribution Center, a 559,000 square foot industrial property located in suburban Atlanta, Georgia for $37,943, using a $7,000 draw on our revolving line of credit and cash on hand. The property is 100% leased to Mitsubishi Electric & Electronics USA with a remaining lease term of ten years.

On September 17, 2013, we acquired a 90% interest in a joint venture that owns Grand Lakes Marketplace, a 131,000 square foot retail property located in Katy, Texas for $42,975. This acquisition was financed with a $23,900 mortgage note payable secured by Grand Lakes Marketplace. The mortgage note payable has a ten-year term, carries a fixed interest rate of 4.20% and is interest only.
On December 18, 2013, we acquired South Seattle Distribution Center, a three building, 323,000 square foot industrial portfolio located in Seattle, Washington for approximately $39,000, using cash on hand. The portfolio is 100% leased to three tenants with a weighted average remaining lease term of approximately eight years.
We allocated the purchase price of our 2013 acquisitions in accordance with authoritative guidance as follows:

2013 Acquisitions
Land	$29,744
Building	97,199
In-place lease value (acquired intangible assets)	18,631
Above-market leases value (acquired intangible assets)	566
Below-market leases value (acquired intangible liabilities)	(747)
$145,393
Amortization period for intangible assets and liabilities	2 - 11 years
Proforma Information (Unaudited)
If these acquisitions had occurred on January 1, 2012, the Company's consolidated total revenues and net loss for the year ended December 31, 2013 would have been $85,726 and $27,912, respectively and the Company's total consolidated revenues and net income for the year ended December 31, 2012 would have been $65,988 and $38,828, respectively. Net loss per share for the year ended December 31, 2013 would have been $0.76 and net income per share for the year ended December 31, 2012 would have been $1.51. Basic per share amounts are based on the weighted average of shares outstanding of 36,681,847 and 25,651,220 for the year ended December 31, 2013 and 2012, respectively.
2012 Acquisition
On December 4, 2012, we acquired the remaining 20% interest in 111 Sutter Street, a 286,000 square foot, multi-tenant office building in San Francisco, California. We had previously owned a majority, but non-controlling, interest in 111 Sutter Street from March 29, 2005 through December 4, 2012. The purchase price for the remaining interest was $22,000. The seller financed $12,000 of the purchase price in the form of a note payable due September 30, 2013. We retired the note payable in January 2013. We funded the balance of the acquisition using cash on hand. 111 Sutter Street was previously accounted for as an investment in an unconsolidated real estate affiliate as all decisions required unanimous approval. Effective December 5, 2012, we have consolidated the balance sheet and operations of 111 Sutter Street, which included the existing $54,130 mortgage loan at an interest rate of 5.58%, maturing in July 2015. As a result of the consolidation, we recorded a gain on consolidation of real estate affiliate of $34,852 within our 2012 Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
Proforma Information (Unaudited)
If the acquisition of 111 Sutter Street had occurred on January 1, 2011, the Company's consolidated revenues and net loss for the year ended December 31, 2012 would have been $86,471 and $1,591, respectively, and the Company's consolidated revenues and net income for the year ended December 31, 2011 would have been $89,229 and $10,203, respectively.
Impairment of Investments in Real Estate
 In accordance with authoritative guidance for impairment of long-lived assets we recorded the following impairments of investments in real estate during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Continuing Operations
4 Research Park Drive	$2,888	$—	$—
Stirling Slidell Shopping Centre	7,270	—	—
Cabana Beach Gainesville	23,466	—	—
14600 Sherman Way	1,726	—	—
14624 Sherman Way	3,006	—	—
Provision for impairment of real estate classified as continuing operations	$38,356	$—	$—
Discontinued Operations
Georgia Door Sales Distribution Center	$—	$913	$—
Marketplace at Northglenn	—	—	14,934
Canyon Plaza	10,182	—	—
Provision for impairment of real estate classified as discontinued operations	$10,182	$913	$14,934
The valuation of these assets is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization and discount rates. We review each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions include the capitalization rate used in the income capitalization valuation and projected property net operating income and net cash flows. Additionally, the valuation considered bid and ask prices for similar properties. We have determined that the significant inputs used to value the impaired assets fall within Level 3 except for the impairment of Canyon Plaza which based on a sale price falls within Level 1. These significant inputs are based on market conditions and our expected growth rates. Capitalization rates ranging from 7.25% to 9.00% and discount rates ranging from 8.25% to 10.00% were utilized in the models and are based upon observable rates that we believe to be within a reasonable range of current market rates.
For the year ended December 31, 2013
On August 23, 2013, Canyon Plaza, a 199,000 square foot office property located in San Diego, California, was classified as held for sale and evaluated for impairment as of that date. We determined the carrying value of the investment exceeded the sale price less cost to sell. As such, we recognized an impairment charge of $10,182.

We intend to increase our investments in the industrial and retail property sectors (along with other property types), repay or refinance loans and evaluate dispositions of properties that may allow us to redeploy capital in manner better aligned with our current investment objectives and strategy.  Three suburban office properties within our portfolio, 4 Research Park Drive, in suburban St. Louis and 14600 and 14624 Sherman Way, the remaining two properties from our Dignity Health Office Portfolio, no longer fit within our long-term investment strategy.  The December loan modifications of our student housing properties enabled us to review our hold/sell outlook on these properties on an individual basis.  Cabana Beach Gainesville was determined to be no longer in keeping with our core strategy.  Stirling Slidell Shopping Centre’s loan matures in April 2014 and is a likely disposition candidate given our strategy to move more towards grocery-anchored retail properties.  Our change in strategy for each of these properties resulted in a reduction to our expected hold period. As such, we determined that 4 Research Park Drive, Stirling Slidell Shopping Centre, Cabana Beach Gainesville, 14600 Sherman Way and 14624 Sherman Way were impaired due to the carrying value of the investments exceeding the undiscounted cash flows over our new expected hold period. We recognized impairment charges totaling $38,356 which represents the difference between the fair value and the carrying value of the properties.
For the year ended December 31, 2012
On March 16, 2012, Georgia Door Sales Distribution Center, a 254,000 square foot industrial property located in Austell, Georgia, was classified as held for sale and evaluated for impairment as of that date. We determined the carrying value of the investment exceeded the fair value less cost to sell. As such, we recognized an impairment charge of approximately $913.
For the year ended December 31, 2011
As of June 30, 2011, we determined that Marketplace at Northglenn was impaired due to the carrying value of the investment exceeding the undiscounted cash flows over our expected hold period. As such, we recognized an impairment charge of $14,934 which represents the difference between the fair value and the carrying value of the property. The impairment stemmed from decreasing our expected hold period of the property due to the property’s cash flows being forecast to no longer cover debt service as a result of Border’s bankruptcy and lower rental rates on a newly signed lease renewal that occurred during the three months ending June 30, 2011.
Note 3A -Discontinued Operations
On March 23, 2012, we relinquished our ownership of Metropolitan Park North, a 187,000 square foot office building located in Seattle, Washington, through a deed in lieu of foreclosure with the lender.
On March 16, 2012, Georgia Door Sales Distribution Center, a 254,000 square foot industrial property located in Austell, Georgia, was classified as held for sale.
The following table summarizes income (loss) from discontinued operations for those properties described in Note 3A for the year ended December 31, 2011:

Year Ended December 31, 2011
Total revenue	$7,848
Real estate taxes	(624)
Property operating	(1,222)
Provision for doubtful accounts	(19)
General and administrative	(137)
Depreciation and amortization	(1,917)
Interest expense	(3,392)
Income from discontinued operations	$537
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
On August 23, 2013, in accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of Canyon Plaza exceeded the fair value less cost to sell. As such, we recognized impairment charges of approximately $10,182. On December 10, 2013 we sold the property for $33,750 resulting in a gain of $218. The results of operations and gain on sale of the property are reported as discontinued operations for all periods presented.
On October 24, 2013, we completed the sale of the Dignity Health Disposition Portfolio for $111,260. In conjunction with the sale, we prepaid the three remaining mortgage loan pools associated with the properties for approximately $60,950 including accrued interest. We recorded a gain on sale of $15,048. The results of operations and gain on sale of the properties are reported as discontinued operations for all periods presented.
The following table summarizes the loss from discontinued operations for Canyon Plaza and the Dignity Health Disposition Portfolio for the years ended December 31, 2013, 2012, and 2011, the loss from discontinued operations of Marketplace at Northglenn for the years ended December 31, 2012 and 2011 as well as the loss from discontinued operations of Georgia Door Sales Distribution Center and Metropolitan Park North for the year ended December 31, 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Total revenue	$20,471	$25,173	$28,005
Real estate taxes	(1,452)	(2,704)	(3,236)
Property operating	(5,180)	(6,162)	(6,629)
Net recovery of (provision for) net recovery of doubtful accounts	286	(409)	(185)
General and administrative	(514)	(258)	(253)
Provision for impairment	(10,182)	(913)	(14,934)
Depreciation and amortization	(9,689)	(7,278)	(8,448)
Interest expense	(4,643)	(9,994)	(9,776)
Loss from discontinued operations	$(10,903)	$(2,545)	$(15,456)

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES
Legacy Village
On August 25, 2004, we acquired a 46.5% membership interest in Legacy Village Investors, LLC which owns Legacy Village, a 595,000 square-foot lifestyle center in Lyndhurst, Ohio, built in 2003. The aggregate consideration for our 46.5% ownership interest was approximately $35,000. On October 29, 2013, we sold our interest in Legacy Village Investors, LLC to our joint venture partners for $27,350 and recorded a gain on that sale of $7,290.
111 Sutter Street
On March 29, 2005, we acquired an 80% membership interest in CEP Investors XII LLC, which owns 111 Sutter Street in San Francisco, California, a 286,000 square-foot, multi-tenant office building built in 1926 and renovated in 2001. The aggregate consideration paid for the 80% membership interest was approximately $24,646. On December 4, 2012, we acquired the remaining 20% membership interest and consolidated the property as of the purchase date.

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES
The following is summarized financial information for our unconsolidated real estate affiliates:
SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATES

December 31, 2012
Total assets	$104,882

Total liabilities	91,176
Members’ equity	13,706
Total liabilities and members' equity	$104,882
COMPANY INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

December 31, 2012
Members’ equity	$13,706
Less: other members’ equity	(8,442)
Basis differential in investment in unconsolidated real estate affiliates, net (1)	14,724
Investments in unconsolidated real estate affiliates	$19,988

(1)
The basis differential in investment in the equity of the unconsolidated real estate affiliates was attributable to a difference in the fair value of Legacy Village over its historical cost at acquisition plus our own acquisition costs for Legacy Village. We amortized the basis differential over the lives of the related assets and liabilities that made up the fair value difference, primarily buildings and improvements. In some instances, the useful lives of these assets and liabilities differ from the useful lives being used to amortize the assets and liabilities by the other members. The basis differential allocated to land was not subject to amortization.

SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	For the Period From January 1, 2013 through October 29, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Total revenues	$15,158	$25,379	$25,229
Total operating expenses	11,065	17,483	18,450
Operating income	4,093	7,896	6,779
Total other expenses	(3,987)	(7,827)	(8,298)
Net income (loss)	$106	$69	$(1,519)

COMPANY EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	For the Period From January 1, 2013 through October 29, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net income (loss) of unconsolidated real estate affiliates	$106	$69	$(1,519)
Other members’ share of net (income) loss	(56)	(272)	(45)
Adjustments and other expenses	5	37	74
Other expense from unconsolidated real estate affiliates	(23)	(10)	(3)
Company equity in income (loss) of unconsolidated real estate affiliates	$32	$(176)	$(1,493)

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Property	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2013	December 31, 2012
Monument IV at Worldgate	April 30, 2013	Fixed	5.29%	$—	$35,195
36 Research Park Drive (1)	July 1, 2013	Fixed	5.60%	—	10,682
Dignity Health Office Portfolio	September 3, 2013	Fixed	5.75%	—	13,860
Dignity Health Office Portfolio	October 24, 2013	Fixed	5.75%	—	15,926
Dignity Health Office Portfolio	October 24, 2013	Fixed	5.75%	—	14,354
Dignity Health Office Portfolio	October 24, 2013	Fixed	5.79%	—	31,427
Canyon Plaza	December 10, 2013	Fixed	5.90%	—	29,001
Stirling Slidell Shopping Centre	April 1, 2014	Fixed	5.15%	12,171	12,483
4 Research Park Drive	March 1, 2015	Fixed	6.05%	6,212	6,419
Campus Lodge Tampa	October 1, 2016	Fixed	5.95%	32,638	33,053
Norfleet Distribution Center	February 1, 2017	Floating	2.92%	12,000	—
Station Nine Apartments	May 1, 2017	Fixed	5.50%	36,885	36,885
The District at Howell Mill	June 1, 2017	Fixed	6.14%	9,807	9,931
Railway Street Corporate Centre (2)	September 1, 2017	Fixed	5.16%	27,266	29,614
Cabana Beach Gainesville	December 1, 2018	Floating	2.77%	20,300	47,163
Cabana Beach San Marcos	December 1, 2018	Floating	2.46%	16,720	18,872
Campus Lodge Columbia	December 1, 2018	Floating	2.52%	22,400	15,694
Campus Lodge Athens	December 1, 2018	Floating	2.62%	11,580	13,180
The Edge at Lafayette	December 1, 2018	Floating	2.66%	17,680	16,812
Suwanee Distribution Center	October 1, 2020	Fixed	3.66%	19,100	—
111 Sutter Street (3)	April 1, 2023	Fixed	4.50%	53,922	54,061
Grand Lakes Marketplace	October 1, 2023	Fixed	4.20%	23,900	—
The District at Howell Mill	March 1, 2027	Fixed	5.30%	34,084	34,594
TOTAL				$356,665	$479,206
Other debt payable (4)	September 30, 2013	Floating	4.75%	—	12,000
MORTGAGE NOTES AND OTHER DEBT PAYABLE				$356,665	$491,206
Net debt premium on assumed debt				1,141	1,779
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$357,806	$492,985

(1)
On July 1, 2013, we retired the mortgage note payable on 36 Research Park Drive. The outstanding balance on the mortgage note payable, including accrued interest, was $10,649 . We negotiated a discounted payoff in the amount of $9,500 resulting in a $1,149 gain on extinguishment of debt.

(2)	This loan is denominated in Canadian dollars, but is reported in U.S. dollars at the exchange rate in effect on the balance sheet date.

(3)	Loan assumed as part of acquisition of 111 Sutter Street on December 4, 2012 and modified on March 27, 2013.

(4)	The seller of 111 Sutter Street provided a short-term financing at closing at the prime rate (3.25% at December 31, 2012) plus 150 basis points. In January 2013, we retired that $12,000 note payable.

We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows:

Property	Debt Premium / (Discount)	Effective Interest Rate
Stirling Slidell Shopping Centre	(6)	5.57%
4 Research Park Drive	(3)	6.17%
The District at Howell Mill	(2,564)	6.34%
Campus Lodge Tampa	506	5.95%
111 Sutter Street	3,208	2.66%
Net debt premium on assumed debt	$1,141
Aggregate principal payments of mortgage notes and other debt payable as of December 31, 2013 are as follows:

Year	Amount
2014	$13,892
2015	7,616
2016	32,949
2017	85,436
2018	90,242
Thereafter	126,530
Total	$356,665

Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $641,000 and $932,000 at December 31, 2013 and 2012, respectively, have been pledged as collateral, and are not available to satisfy debts and obligations of the Company unless first satisfying the mortgage note payable on the property. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, cash from future property operations and capital from the proceeds of the Offering.
Line of Credit
On June 25, 2013, we entered into a $40,000 revolving line of credit agreement with Bank of America, N.A. to cover short-term capital needs for new property acquisitions and working capital. The line of credit has a two-year term and bears interest based on LIBOR plus a spread ranging from 1.50% to 2.75% depending on the Company's leverage ratio (2.00% spread at December 31, 2013). We may not draw funds on our line of credit if we experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities, or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of December 31, 2013, no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. As of December 31, 2013, we had no borrowings outstanding on the revolving line of credit.

Covenants
At December 31, 2013, we were in compliance with all debt covenants.
NOTE 6—COMMON STOCK

We have two classes of common stock outstanding as of December 31, 2013. Our previously existing undesignated common stock was designated as Class E common stock on September 27, 2012. The outstanding shares of Class E common stock were converted to Class M common stock on October 1, 2013. Holders of Class E stock received approximately 1.001 shares of Class M stock for each share of Class E stock owned. We will not issue any additional shares of Class E common stock. Class A and M common stock are currently being sold under our continuous public Offering. The fees payable to our dealer manager with respect to each share class, as a percentage of NAV, are as follows:

	Selling Commission	Dealer Manager Fee	Distribution Fee
Class A Shares	up to 3.5%	0.55%	0.50%
Class M Shares	None	0.55%	None
The selling commission, dealer manager fee and distribution fee are offering costs and will be recorded as a reduction of capital in excess of par value.
Stock Issuances
The stock issuances for our three classes of shares for the years ending December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	9,462,512	$96,945	3,612,169	$37,035
Class M Shares	2,369,700	24,145	104,282	1,057
Class E Shares (1)	—	—	5,202,625	50,794
Total		$121,090		$88,886
(1) On August 8, 2012, we sold 5,120,355 shares of our undesignated common stock to an affiliate of our Advisor at our June 30, 2012 net asset value of $9.76 per share. On November 14, 2011, we sold 21,588 shares of our undesignated common stock for $200 to an affiliate of our Advisor at our September 30, 2011 net asset value of $9.26 per share.

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

Share Repurchase Plan
On October 1, 2012, we adopted a new share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of Class A and Class M common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter with certain limitations based on the size of the capital raise. Class E shares were not eligible to participate in the share repurchase plan. For the year ended December 31, 2013, we repurchased 31,229 and 71,685 shares of Class A and Class M common stock, respectively, that were issued through our distribution reinvestment plan. We did not repurchase any shares under the share repurchase plan for the year ended December 31, 2012.
During the year ended December 31, 2013, we repurchased 238,087 shares of Class E common stock in private negotiated transactions outside the share repurchase plan described above for $2,328 or $9.78 per share.  The repurchases were made at 2% to 5% discounts to that days NAV.
Distribution Reinvestment Plan
From January 1, 2012 through September 30, 2012, we issued 82,270 shares of common stock for $794 pursuant to our dividend reinvestment plan that was in effect prior to the commencement of our public Offering on October 1, 2012. For the year ended December 31, 2011, we issued 44,980 shares for $417. On October 1, 2012, we terminated our existing dividend reinvestment plan and adopted a new distribution reinvestment plan whereby Class A and Class M shares may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share on the distribution date. Class E shares were not eligible to participate in distribution reinvestment plan. From October 1, 2012 through December 31, 2012, no shares were issued under the distribution reinvestment plan. For the year ended December 31, 2013, we issued 158,317 and 38,473 shares of Class A and Class M common stock, respectively, for $1,998 under the distribution reinvestment plan.
Tax Treatment of Distributions
For the years ended December 31, 2013 and 2012, we paid distributions to stockholders of $13,351 and $7,080, respectively. For income tax purposes, 100% of the distributions paid in 2013 and 2012 will qualify as a nondividend distribution or return of capital. The distribution declared on November 4, 2013, paid on February 7, 2014, will be taxable in 2014 and is not reflected in the 2013 tax allocation.
The table below summarizes the income tax treatment of distributions paid to Class A stockholders during the year ended December 31, 2013:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/28/2012	3/28/2013	$0.08909	$—	—%	$—	—%	$0.08909	100.00%
3/27/2013	5/3/2013	0.07956	—	—	—	—	0.07956	100.00
6/27/2013	8/2/2013	0.07818	—	—	—	—	0.07818	100.00
9/27/2013	11/1/2013	0.07555	—	—	—	—	0.07555	100.00
Total		$0.32238	$—	—%	$—	—%	$0.32238	100.00%
(1) Distributions per share are net of distribution and dealer manager fees of 0.50% and 0.55% of net asset value, respectively.
The table below summarizes the income tax treatment of distributions paid to Class M stockholders during the year ended December 31, 2013:

Record Date	Payment Date	Net Distribution per share (2)	Ordinary Income		Capital Gain Income		Return of Capital
12/28/2012	3/28/2013	$0.09239	$—	—%	$—	—%	$0.09239	100.00%
3/27/2013	5/3/2013	0.09198	—	—	—	—	0.09198	100.00
6/27/2013	8/2/2013	0.08881	—	—	—	—	0.08881	100.00
9/27/2013	11/1/2013	0.08738	—	—	—	—	0.08738	100.00
Total		$0.36056	$—	—%	$—	—%	$0.36056	100.00%

(2) Distributions per share are net of dealer manager fees of 0.55% of net asset value.
The table below summarizes the income tax treatment of distributions paid to Class E stockholders during the year ended December 31, 2013:

Record Date	Payment Date	Total Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital
12/28/2012	3/28/2013	$0.10	$—	—%	$—	—%	$0.10	100.00%
3/27/2013	5/3/2013	0.10	—	—	—	—	0.10	100.00
6/27/2013	8/2/2013	0.10	—	—	—	—	0.10	100.00
9/27/2013	11/1/2013	0.10	—	—	—	—	0.10	100.00
Total		$0.40	$—	—%	$—	—%	$0.40	100.00%

The table below summarizes the income tax treatment of distributions paid during the years ended December 31, 2012:

Record Date	Payment Date	Total Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital (1)
3/30/2012	5/4/2012	$0.09506	$—	—%	$—	—%	$0.09506	100.00%
6/29/2012	8/3/2012	0.09506	—	—	—	—	0.09506	100.00
9/28/2012	11/2/2012	0.09506	—	—	—	—	0.09506	100.00
Total		$0.28518	$—	—%	$—	—%	$0.28518	100.00%

(1) Distributions represent a return of stockholder capital and are adjusted for the 4.786-to-1 stock dividend which occurred on October 1, 2012.

Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 36,681,847, 25,651,220 and 23,938,406 for the years ended December 31, 2013, 2012 and 2011, respectively. We have no dilutive or potentially dilutive securities. The computations of basic and diluted EPS were adjusted retroactively for all periods presented to reflect the stock dividend that occurred on October 1, 2012.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through October 1, 2012, which is the date the SEC declared our registration statement effective, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date. Following the Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Offering period (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred. After the termination of the Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2013 and December 31, 2012, LaSalle paid approximately $3,815 and $2,719, respectively, of organization and offering costs on our behalf which we had not reimbursed. These costs are included in Accounts payable and other accrued expenses.

NOTE 7—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at December 31, 2013 are as follows:

Year	Amount (1)
2014	$62,593
2015	41,249
2016	32,995
2017	23,755
2018	19,413
Thereafter	81,708
Total	$261,713

(1)	Amounts included related to Railway Street Corporate Centre have been converted from Canadian dollars to U.S. dollars using the appropriate exchange rate as of December 31, 2013.
Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the years ended December 31, 2013, 2012 and 2011, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the decrease in rents from 2014 future rents to 2015 is related to our apartment properties which usually have a one year lease life.

NOTE 8—RELATED PARTY TRANSACTIONS
Effective as of October 1, 2012, we entered into a First Amended and Restated Advisory Agreement with LaSalle, pursuant to which we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On August 6, 2013, the Advisory Agreement was renewed for another year commencing on October 1, 2013.
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
The fixed management and advisory fees for the years ended December 31, 2013, 2012 and 2011 were $4,668, $2,406 and $1,789, respectively. Included in Advisor fees payable at December 31, 2013 and 2012 was $450 and $324, respectively, of fixed fee expense. The variable fee for the years ended December 31, 2012 and 2011 was $333 and $1,017, respectively. There was no variable fee or performance fee for the year ended December 31, 2013.
Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, is paid for property management and leasing services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the years ended December 31, 2013, 2012 and 2011, JLL Americas was paid $678, $634 and $453, respectively. During the year ended December 31, 2013, we paid JLL Americas $196 in loan placement fees related to the mortgage debt on Norfleet Distribution Center, Suwanee Distribution Center and the line of credit. During the year ended December 31, 2013, we paid JLL Americas $338 in sales brokerage commissions related to the disposition of Canyon Plaza.
LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, is the dealer manager (the “Dealer Manager”) for our Offering. For the year ended December 31, 2013, we paid the Dealer Manager selling commissions, dealer manager fees and distribution fees totaling $2,210. A majority of the selling commissions, distribution fees and dealer manager fees are reallowed to participating broker-dealers.

As of December 31, 2013 and 2012, we owed $3,815 and $2,719, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock).
NOTE 9—COMMITMENTS AND CONTINGENCIES
As part of the lease with our single tenant at Norfleet Distribution Center, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to provide notice to us of its desire to expand at any time prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of December 31, 2013, we had not received an expansion notice from the tenant.

NOTE 10—SEGMENT REPORTING
We align our internal operations along the four primary property types we are targeting for investments resulting in four operating segments: apartment properties, industrial properties, office properties and retail properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by reportable operating segment and reconciled to income (loss) from continuing operations for the years ended December 31, 2013, 2012 and 2011.

Year Ended December 31, 2013	Apartments	Industrial	Office	Retail	Total

Assets	$205,058	$141,352	$260,734	$129,374	$736,518

Revenues:
Minimum rents	$31,354	$6,036	$23,483	$6,882	$67,755
Tenant recoveries and other rental income	1,786	1,078	3,586	2,311	8,761
Total revenues	$33,140	$7,114	$27,069	$9,193	$76,516
Operating expenses:
Real estate taxes	$3,308	$885	$2,905	$1,005	$8,103
Property operating	13,941	272	6,402	1,393	22,008
Provision for (recovery of) doubtful accounts	293	—	(4)	36	325
Total segment operating expenses	$17,542	$1,157	$9,303	$2,434	$30,436
Operating income - Segments	$15,598	$5,957	$17,766	$6,759	$46,080

Capital expenditures by segment	$2,353	$131	$11,557	$244	$14,285

Reconciliation to loss from continuing operations
Operating income - Segments					$46,080
Advisor fees					4,668
Company level expenses					1,917
General and administrative					1,247
Provision for impairment of real estate					38,356
Depreciation and amortization					22,288
Operating income					$(22,396)
Other income and (expenses):
Interest expense					$(19,913)
Debt modification expense					(926)
Gain on extinguishment of debt					1,109
Equity in income of unconsolidated affiliates					32
Gain on sale of unconsolidated affiliates					7,290
Total other income and (expenses)					$(12,408)
Loss from continuing operations					$(34,804)

Reconciliation to total consolidation assets
Assets per reportable segments					$736,518
Corporate level assets					38,421
Total consolidated assets					$774,939

Year Ended December 31, 2012	Apartments	Industrial	Office	Retail	Total

Assets	$232,387	$43,867	$277,059	$91,222	$644,535

Revenues:
Minimum rents	$31,023	$4,140	$8,513	$5,980	$49,656
Tenant recoveries and other rental income	1,762	662	3,009	2,019	7,452
Total revenues	$32,785	$4,802	$11,522	$7,999	$57,108
Operating expenses:
Real estate taxes	$2,970	$595	$2,019	$976	$6,560
Property operating	13,658	122	3,236	1,341	18,357
Provision for (recovery of) doubtful accounts	169	—	(13)	(9)	147
Total segment operating expenses	$16,797	$717	$5,242	$2,308	$25,064
Operating income - Segments	$15,988	$4,085	$6,280	$5,691	$32,044

Capital expenditures by segment	$2,026	$168	$7,390	$864	$10,448

Reconciliation to income from continuing operations
Operating income - Segments					$32,044
Advisor fees					2,739
Company level expenses					2,275
General and administrative					893
Depreciation and amortization					14,452
Operating income					$11,685
Other income and (expenses):
Interest expense					$(20,971)
Loss on extinguishment of debt					(86)
Equity in loss of unconsolidated affiliates					(176)
Gain on consolidation of real estate affiliate					34,852
Total other income and (expenses)					$13,619
Income from continuing operations					$25,304

Reconciliation to total consolidation assets
Assets per reportable segments					$644,535
Assets from discontinued operations					152,348
Corporate level assets					45,151
Total consolidated assets					$842,034

Year Ended December 31, 2011	Apartments	Industrial	Office	Retail	Total

Revenues:
Minimum rents	$29,886	$4,131	$12,595	$6,833	$53,445
Tenant recoveries and other rental income	1,683	829	3,527	2,014	$8,053
Total revenues	$31,569	$4,960	$16,122	$8,847	$61,498
Operating expenses:
Real estate taxes	$3,040	$760	$1,842	$1,074	$6,716
Property operating	13,111	134	2,072	1,166	$16,483
Provision for doubtful accounts	203	—	13	33	$249
Total segment operating expenses	$16,354	$894	$3,927	$2,273	$23,448
Operating income - Segments	$15,215	$4,066	$12,195	$6,574	$38,050

Capital expenditures by segment	$1,791	$8	$3,720	$392	$5,911

Reconciliation to income from continuing operations
Operating income - Segments					$38,050
Advisor fees					2,806
Company level expenses					2,091
General and administrative					290
Depreciation and amortization					15,015
Operating income					$17,848
Other income and (expenses):
Interest expense					$(21,074)
Equity in loss of unconsolidated affiliates					(1,493)
Total other income and (expenses)					$(22,567)
Loss from continuing operations					$(4,719)

NOTE 11—DISTRIBUTIONS PAYABLE

On November 4, 2013, our board of directors declared for the fourth quarter of 2013 a gross dividend in the amount of $0.11 per share to holders of each class of our common stock of record as of December 30, 2013. The dividend was paid on February 7, 2014. Class A and Class M stockholders received $0.11 per share less applicable class-specific fees.

NOTE 12—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended June 30, 2013	Three Months Ended September 30, 2013	Three Months Ended December 31, 2013
Total revenues	$17,941	$18,742	$19,157	$20,676
Operating income (loss)	4,567	3,956	2,809	(33,728)
Loss from continuing operations	(748)	(1,181)	(899)	(31,976)
Total (loss) income from discontinued operations	(2,086)	1,834	(10,521)	15,136
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	(2,873)	626	(11,059)	(11,641)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.09)	$0.02	$(0.28)	$(0.28)
Weighted average common stock outstanding-basic and diluted	31,526,688	35,343,798	38,860,238	40,870,052

	Three Months Ended March 31, 2012	Three Months Ended June 30, 2012	Three Months Ended September 30, 2012	Three Months Ended December 31, 2012
Total revenues	$14,904	$14,499	$13,076	$14,629
Operating income	4,061	3,386	1,468	2,770
(Loss) income from continuing operations	(1,274)	(2,062)	(3,626)	32,266
Total income (loss) from discontinued operations	9,948	(805)	2,945	(57)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	8,582	(2,912)	(357)	32,163
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.36	$(0.12)	$(0.01)	$1.16
Weighted average common stock outstanding-basic and diluted	23,995,352	24,022,500	26,680,357	27,756,964
All significant fluctuations between the quarters are attributable to acquisitions and dispositions made in 2013 and 2012 and impairment charges taken during 2013 and 2012.
The computations of basic and diluted EPS were adjusted retroactively for all periods presented to reflect the stock dividend that occurred on October 1, 2012.

NOTE 13—SUBSEQUENT EVENTS
On January 17, 2014, we acquired Oak Grove Plaza, a retail property located in Sachse, Texas, for approximately $22,500. The acquisition was financed with a $10,550, ten-year fixed rate mortgage loan, at 4.17%, interest only and cash on hand.
On January 22, 2014, we acquired Grand Prairie Distribution Center, a 277,000 square foot industrial building located in Grand Prairie, Texas for approximately $17,200, using cash on hand. The property is 100% leased to a single tenant for ten years.
On January 28, 2014, we acquired South Beach Garage, a 340 stall, multi-level parking facility located on South Beach in Miami, Florida for approximately $22,050, using cash on hand and a $13,000 draw on our line of credit.
On March 4, 2014, our board of directors approved a gross dividend of $0.11 per share to stockholders of record as of March 28, 2014, payable on May 2, 2014.
*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2013

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Office Properties:
Monument IV at Worldgate—Herndon, VA	$—	$5,186	$57,013	—	$7,568	—	$5,186	$64,581	$69,767
111 Sutter Street—San Francisco, CA	53,922	39,919	72,712	—	1,113	—	39,919	73,825	113,744
14600 Sherman Way—Van Nuys, CA	—	—	6,348	—	(1,470)	—	—	4,878	4,878
14624 Sherman Way—Van Nuys, CA	—	—	7,685	—	(2,918)	—	—	4,767	4,767
4 Research Park Drive—St. Charles, MO	6,212	1,830	6,743	(672)	(2,990)	—	1,158	3,753	4,911
36 Research Park Drive—St. Charles, MO	—	2,655	11,089	—	(2)	—	2,655	11,087	13,742
Railway Street Corporate Centre—Calgary, Canada	27,266	6,022	35,441	(428)	(973)	—	5,594	34,468	40,062
Sherman Way Land	—	4,010	—	(1,082)	—	—	2,928	—	2,928
Total Office Properties	87,400	59,622	197,031	(2,182)	328	—	57,440	197,359	254,799

Retail Properties:
Stirling Slidell Shopping Centre—Slidell, LA	12,171	5,442	16,843	(1,863)	(6,641)	—	3,579	10,202	13,781
The District at Howell Mill—Atlanta, GA	43,891	10,000	56,040	—	785	—	10,000	56,825	66,825
Grand Lakes Marketplace—Katy, TX	23,900	5,215	34,770	—	—	—	5,215	34,770	39,985
Total Retail Properties	79,962	20,657	107,653	(1,863)	(5,856)	—	18,794	101,797	120,591

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	—	2,656	12,836	(293)	(1,111)	—	2,363	11,725	14,088
Norfleet Distribution Center—Kansas City, MO	12,000	2,134	31,397	(205)	(2,591)	—	1,929	28,806	30,735
Suwanee Distribution Center—Suwanee, GA	19,100	6,155	27,598	—	—	—	6,155	27,598	33,753
Joliet Distribution Center—Joliet, IL	—	2,800	15,762	—	—	—	2,800	15,762	18,562
3800 1st Avenue —Seattle, WA	—	7,238	9,673	—	—	—	7,238	9,673	16,911
3844 1st Avenue—Seattle, WA	—	5,563	6,031	—	—	—	5,563	6,031	11,594
3601 2nd Avenue—Seattle, WA	—	2,774	3,365	—	—	—	2,774	3,365	6,139
Total Industrial Properties	31,100	29,320	106,662	(498)	(3,702)	—	28,822	102,960	131,782

Apartment Properties:

Station Nine Apartments—Durham, NC	36,885	9,690	43,400	—	874	—	9,690	44,274	53,964
Cabana Beach San Marcos--San Marcos, TX	16,720	2,530	24,421	—	(1,738)	—	2,530	22,683	25,213
Cabana Beach Gainesville--Gainesville, FL	20,300	7,244	60,548	(2,933)	(30,369)	—	4,311	30,179	34,490
Campus Lodge Columbia--Columbia, MO	22,400	2,079	20,838	—	(567)	—	2,079	20,271	22,350
Campus Lodge Athens--Athens, GA	11,580	1,754	17,311	—	68	—	1,754	17,379	19,133
Campus Edge Lafayette--Lafayette, LA	17,680	1,782	23,266	—	(1,467)	—	1,782	21,799	23,581
Campus Lodge Tampa--Tampa, FL	32,638	7,205	33,310	—	1,067	—	7,205	34,377	41,582
Total Apartment Properties	158,203	32,284	223,094	(2,933)	(32,132)	—	29,351	190,962	220,313

Total Consolidated Properties:	$356,665	$141,883	$634,440	$(7,476)	$(41,362)	$—	$134,407	$593,078	$727,485
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $852,979 and $136,576, respectively.

(1)	Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Office Properties:
Monument IV at Worldgate—Herndon, VA	$(10,608)	2001	8/27/2004	50 years
111 Sutter Street—San Francisco, CA	(2,020)	1926	12/4/2012	40 years
14600 Sherman Way—Van Nuys, CA	—	1991	12/21/2005	40 years
14624 Sherman Way—Van Nuys, CA	—	1981	12/21/2005	40 years
4 Research Park Drive—St. Charles, MO	—	2000	6/14/2007	50 years
36 Research Park Drive—St. Charles, MO	(1,460)	2007	6/15/2007	50 years
Railway Street Corporate Centre—Calgary, Canada	(4,347)	2007	8/30/2007	50 years
Total Office Properties	(18,435)

Retail Properties:
Stirling Slidell Shopping Centre—Slidell, LA	—	2003	12/14/2006	50 years
The District at Howell Mill—Atlanta, GA	(7,492)	2006	6/15/2007	50 years
Grand Lakes Marketplace—Katy, TX	(232)	2013	9/17/2013	50 years
Total Retail Properties	(7,724)

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	(2,057)	2002	6/30/2005	50 years
Norfleet Distribution Center—Kansas City, MO	(3,951)	2007	2/27/2007	50 years
Suwanee Distribution Center—Suwanee, GA	(276)	2012	6/28/2013	50 years
Joliet Distribution Center—Joliet, IL	(197)	2005	6/26/2013	50 years
3800 1st Avenue —Seattle, WA	—	1968	12/17/2013	40 years
3844 1st Avenue—Seattle, WA	—	1949	12/17/2013	40 years
3601 2nd Avenue—Seattle, WA	—	1980	12/17/2013	40 years
Total Industrial Properties	(6,481)

Apartment Properties:
Station Nine Apartments—Durham, NC	(6,072)	2005	4/16/2007	50 years
Cabana Beach San Marcos--San Marcos, TX	(3,061)	2006	11/21/2007	50 years
Cabana Beach Gainesville--Gainesville, FL	—	2005	11/21/2007	50 years

Campus Lodge Columbia--Columbia, MO	(2,633)	2005	11/21/2007	50 years
Campus Lodge Athens--Athens, GA	(2,303)	2003	11/21/2007	50 years
Campus Edge Lafayette--Lafayette, LA	(2,699)	2007	1/15/2008	50 years
Campus Lodge Tampa--Tampa, FL	(5,278)	2001	2/29/2008	40 years
Total Apartment Properties	(22,046)

Total Consolidated Properties:	$(54,686)

Reconciliation of Real Estate

Consolidated Properties	2013	2012	2011
Balance at beginning of year	$796,456	$798,628	$819,740
Additions	141,242	120,996	4,076
Assets sold/ written off	(142,795)	(122,255)	(10,254)
Write-downs for impairment charges	(67,418)	(913)	(14,934)
Balance at close of year	$727,485	$796,456	$798,628
Reconciliation of Accumulated Depreciation

Consolidated Properties	2013	2012	2011
Balance at beginning of year	$82,428	$83,137	$76,028
Additions	16,998	16,054	17,194
Assets sold/ written off	(25,558)	(16,763)	(10,085)
Write-downs for impairment charges	(19,182)	—	—
Balance at close of year	$54,686	$82,428	$83,137