Form 10-Q
period 2014-03-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2014-05-08
CIK 1314152

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
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 8, 2014 were 15,650,292 shares of Class A Common Stock and 29,265,865 shares of Class M Common Stock.
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $29,660 and $29,660, respectively)	$140,730	$134,407
Buildings and equipment (including from VIEs of $204,014 and $203,513, respectively)	646,199	593,078
Less accumulated depreciation (including from VIEs of $(24,801) and $(23,466), respectively)	(58,450)	(54,686)
Net property and equipment	728,479	672,799
Cash and cash equivalents (including from VIEs of $4,750 and $3,257, respectively)	44,274	35,124
Restricted cash (including from VIEs of $1,489 and $819, respectively)	2,349	14,781
Tenant accounts receivable, net (including from VIEs of $1,123 and $1,064, respectively)	2,254	2,112
Deferred expenses, net (including from VIEs of $1,251 and $1,356, respectively)	8,004	7,449
Acquired intangible assets, net (including from VIEs of $3,911 and $4,038, respectively)	39,843	35,488
Deferred rent receivable, net (including from VIEs of $807 and $874, respectively)	6,625	6,012
Prepaid expenses and other assets (including from VIEs of $523 and $647, respectively)	1,707	1,174
TOTAL ASSETS	$833,535	$774,939
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $162,874 and $163,151, respectively)	$395,505	$357,806
Accounts payable and other accrued expenses (including from VIEs of $2,741 and $2,834, respectively)	14,163	14,636
Distributions payable	4,023	3,852
Accrued interest (including from VIEs of $565 and $368, respectively)	1,184	820
Accrued real estate taxes (including from VIEs of $951 and $117, respectively)	2,581	1,012
Advisor fees payable	474	450
Acquired intangible liabilities, net	8,714	5,015
TOTAL LIABILITIES	426,644	383,591
Commitments and contingencies
Equity:
Class A common stock: $0.01 par value; 400,000,000 shares authorized; 14,457,488 and13,043,452 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	145	130
Class M common stock: $0.01 par value; 400,000,000 shares authorized; 29,144,667 and 28,634,822 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	291	286
Additional paid-in capital (net of offering costs of $9,944 and $8,611 as of March 31, 2014 and December 31, 2013, respectively)	643,070	624,589
Accumulated other comprehensive loss	(439)	(95)
Distributions to stockholders	(108,939)	(104,919)
Accumulated deficit	(139,511)	(140,798)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	394,617	379,193
Noncontrolling interests	12,274	12,155
Total equity	406,891	391,348
TOTAL LIABILITIES AND EQUITY	$833,535	$774,939
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
$ in thousands, except per share amounts
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Revenues:
Minimum rents	$19,770	$16,048
Tenant recoveries and other rental income	3,613	1,893
Total revenues	23,383	17,941
Operating expenses:
Real estate taxes	2,666	2,019
Property operating	5,720	4,787
Provision for doubtful accounts	114	82
Advisor fees	1,351	986
Company level expenses	664	393
General and administrative	272	204
Acquisition related expenses	286	—
Depreciation and amortization	6,484	4,903
Total operating expenses	17,557	13,374
Operating income	5,826	4,567
Other income and (expenses):
Interest expense	(4,252)	(5,112)
Debt modification expense	—	(182)
Equity in loss of unconsolidated affiliate	—	(21)
Total other income and (expenses)	(4,252)	(5,315)
Income (loss) from continuing operations	1,574	(748)
Discontinued operations:
Loss from discontinuing operations	—	(2,086)
Net income (loss)	1,574	(2,834)
Less: Net income attributable to the noncontrolling interests	(287)	(39)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$1,287	$(2,873)
Net income (loss) from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.03	$(0.02)
Total loss from discontinued operations per share-basic and diluted	$—	$(0.07)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.03	$(0.09)
Weighted average common stock outstanding-basic and diluted	42,717,549	31,526,688
Other comprehensive loss:
Foreign currency translation adjustment	(344)	(218)
Total other comprehensive loss	(344)	(218)
Net comprehensive income (loss)	$943	$(3,091)
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts
(Unaudited)

	Common Stock Class E		Common Stock Class A		Common Stock Class M		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2014	—	$—	13,043,452	$130	28,634,822	$286	$624,589	$(95)	$(104,919)	$(140,798)	$12,155	$391,348
Issuance of common stock	—	—	1,456,086	15	526,072	5	20,411	—	—	—	—	20,431
Repurchase of shares	—	—	(42,050)	—	(16,227)	—	(597)	—	—	—	—	(597)
Offering costs	—	—	—	—	—	—	(1,333)	—	—	—	—	(1,333)
Net income	—	—	—	—	—	—	—	—	—	1,287	287	1,574
Other comprehensive loss	—	—	—	—	—	—	—	(344)	—	—	—	(344)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	40	40
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(208)	(208)
Distributions declared per share ($0.11)	—	—	—	—	—	—	—	—	(4,020)	—	—	(4,020)
Balance, March 31, 2014	—	$—	14,457,488	$145	29,144,667	$291	$643,070	$(439)	$(108,939)	$(139,511)	$12,274	$406,891

	Common Stock Class E		Common Stock Class A		Common Stock Class M		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2013	26,444,843	$264	3,612,169	$36	104,282	$1	$512,383	$542	$(90,691)	$(115,851)	$10,401	$317,085
Issuance of common stock	—	—	2,180,727	22	885,653	9	31,256	—	—	—	—	31,287
Offering costs	—	—	—	—	—	—	(849)	—	—	—	—	(849)
Net loss	—	—	—	—	—	—	—	—	—	(2,873)	39	(2,834)
Other comprehensive loss	—	—	—	—	—	—	—	(218)	—	—	—	(218)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	56	56
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(93)	(93)
Distributions declared per share ($0.10)	—	—	—	—	—	—	—	—	(3,192)	—	—	(3,192)
Balance, March 31, 2013	26,444,843	$264	5,792,896	$58	989,935	$10	$542,790	$324	$(93,883)	$(118,724)	$10,403	$341,242
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,574	$(2,834)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	6,223	8,474
Net provision for (recovery of) doubtful accounts (including discontinued operations)	114	(162)
Straight line rent (including discontinued operations)	(619)	(865)
Equity in loss of unconsolidated affiliate	—	21
Net changes in assets, liabilities and other	475	(610)
Net cash provided by operating activities	7,767	4,024
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investment	(51,632)	—
Capital improvements and lease commissions	(1,932)	(1,860)
Deposits for investments under contract	1,961	—
Loan escrows	758	221
Net cash used in investing activities	(50,845)	(1,639)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	19,148	30,962
Repurchase of shares	(597)	—
Offering costs	(1,913)	(601)
Distributions to stockholders	(2,849)	(2,650)
Distributions paid to noncontrolling interests	(208)	(93)
Contributions received from noncontrolling interests	40	56
Proceeds from mortgage notes and other debt payable	52,300	—
Debt issuance costs	(155)	—
Principal payments on mortgage notes and other debt payable	(13,498)	(13,735)
Net cash provided by financing activities	52,268	13,939
Net increase in cash and cash equivalents	9,190	16,324
Effect of exchange rates	(40)	(9)
Cash and cash equivalents at the beginning of the period	35,124	36,986
Cash and cash equivalents at the end of the period	$44,274	$53,301
Supplemental disclosure of cash flow information:
Interest paid	$3,737	$6,870
Non-cash activities:
Write-offs of receivables	$149	$232
Write-offs of retired assets	622	9,592
Change in liability for capital expenditures	(664)	4,689
Net liabilities assumed at acquisition	431	—
Change in issuance of common stock receivable	282	—
Change in accrued offering costs	(580)	248
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

Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2014, we owned interests in a total of 27 properties located in ten states and one in Canada.

From our inception to October 1, 2012, we raised equity proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the "SEC") initially declared effective our Registration Statement on Form S-11 (Commission File No. 333-177963) (the "Registration Statement") with respect to our continuous public offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Offering"). On September 27, 2012, we designated our previously undesignated common stock as Class E common stock. On October 1, 2012, we effected a stock dividend for all Class E shares at a ratio of 4.786-to-1 in order to achieve an NAV per share for each of the Class A, Class M and Class E shares of $10.00 as of the date we commenced the Offering. Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("Jones Lang LaSalle" or our "Sponsor"), have invested an aggregate of $60,200 through purchases of shares of our Class E common stock. On October 1, 2013, all of our Class E stock converted to Class M stock. Holders of Class E stock received approximately 1.001 shares of Class M stock for each share of Class E stock owned. As of March 31, 2014, 14,457,488 shares of Class A common stock and 29,144,667 shares of Class M common stock were outstanding and held by a total of 3,425 stockholders. As of March 31, 2014, we have raised aggregate gross proceeds from the sale of shares of our Class A and Class M common stock of $146,603 and $29,549, respectively.
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
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and non-controlling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2014, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs and Grand Lakes Marketplace.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in the Company’s Form 10-K filed with the SEC on March 6, 2014 (our “2013 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2013 audited financial statements included in our 2013 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At March 31, 2014 and December 31, 2013, our allowance for doubtful accounts was $6 and $41, respectively.
Deferred Expenses
Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at March 31, 2014 and December 31, 2013 was $2,043 and $2,286, respectively.
Acquisitions
We have allocated the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $17,297 and $15,181 at March 31, 2014 and December 31, 2013, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $1,210 and $948 at March 31, 2014 and December 31, 2013, respectively, on the accompanying Consolidated Balance Sheets.
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

•	Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have access to at the measurement date.

•
Level 2—Observable inputs, other than quoted prices included in level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.

•
Level 3—Unobservable inputs for the asset or liability. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based on the best available information.

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. Market information as available or present value techniques have been utilized to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable, including our line of credit which was entered into at market rates on June 25, 2013, using level two inputs was approximately $4,855 higher and $296 higher than the aggregate carrying amounts at March 31, 2014 and December 31, 2013, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
Derivative Financial Instruments
We record all derivatives on the Consolidated Balance Sheets at fair value. Changes in the fair value of our derivatives are recorded on our consolidated Statements of Operations and Comprehensive Income (Loss) as we have not designated our derivative instruments as hedges. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate caps.
        As of March 31, 2014, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	5	$88,680
The fair value of our interest rate caps were $211 and $262 at March 31, 2014 and December 31, 2013, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, recoverable amounts of receivables, fair value of derivatives and real estate assets, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.
NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. The consolidated properties we acquired during 2014 and our gross acquisition price of each are as follows:

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Gross Acquisition Price
Oak Grove Plaza	Retail	120,000	Sachse, TX	100%	January 17, 2014	$22,525
Grand Prairie Distribution Center	Industrial	277,000	Grand Prairie, TX	100%	January 22, 2014	17,200
South Beach Parking Garage (1)	Other	130,000	Miami, FL	100%	January 28, 2014	22,050

(1)	Property includes 127,000 square feet of parking space containing 340 parking spaces and 3,000 square feet of retail space.

During the three months ended March 31, 2014, we incurred $286 of acquisition expenses that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income (loss). For properties acquired during 2014, we recorded total revenue of $1,424 and net loss of $77 for the three months ended March 31, 2014.

2014 Acquisitions

We allocated the purchase price of our 2014 acquisitions in accordance with authoritative guidance as follows:

2014 Acquisitions
Land	$6,534
Building and equipment	52,815
Ground lease value	428
In-place lease intangible	6,091
Above-market lease intangible	80
Below-market lease intangible	(4,173)
$61,775
Weighted average amortization period for intangible assets and liabilities	3-10 years
Proforma Information
The following pro forma financial information is presented as if the 2014 acquisitions had been consummated on January 1, 2013, the beginning of the reporting period prior to acquisition.The pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the 2014 acquisitions been consummated on January 1, 2013, nor does it purport to represent the results of operations for future periods.
If these acquisitions had occurred on January 1, 2013, the Company's consolidated revenues and net income for the three months ended March 31, 2014 would have been $23,771 and $1,675, respectively, and the Company's consolidated revenues and net loss for the three months ended March 31, 2013 would have been $19,088 and $3,008, respectively.
Discontinued Operations
The following table summarizes the loss from discontinued operations for 300 Old River Road, 500 Old River Road, 500 West Thomas Road, 1500 South Central Avenue, 18350 Roscoe Boulevard, 18460 Roscoe Boulevard, 18546 Roscoe Boulevard, 4545 East Chandler, 485 South Dobson, 1501 North Gilbert, 116 South Palisade, 525 East Plaza, 10440 East Riggs (collectively the "Dignity Health Disposition Portfolio") and Canyon Plaza which were disposed of during 2013:

Three months ended March 31, 2013
Total revenue	$8,429
Real estate taxes	(436)
Property operating	(1,402)
Net recovery of doubtful accounts	244
General and administrative	(86)
Depreciation and amortization	(7,488)
Interest expense	(1,347)
Loss from discontinued operations	$(2,086)
We did not have any discontinued operations for the three months ended March 31, 2014.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATE
On August 25, 2004, we acquired a 46.5% membership interest in Legacy Village Investors, LLC, which owns Legacy Village, a 595,000 square-foot lifestyle center in Lyndhurst, Ohio, built in 2003. The aggregate consideration for our 46.5% ownership interest was approximately $35,000. On October 29, 2013, we sold our interest in Legacy Village Investors, LLC to our joint venture partners for $27,350 and recorded a gain on that sale of $7,290.
Summarized Combined Statements of Operations - Unconsolidated Real Estate Affiliate

Three months ended March 31, 2013
Total revenues	$4,533
Total operating expenses	3,392
Operating income	1,141
Total other expenses	(1,217)
Net loss	$(76)
Company Equity in Income of Unconsolidated Real Estate Affiliate

Three months ended March 31, 2013
Net loss of unconsolidated real estate affiliate	$(76)
Other members’ share of net loss	40
Adjustments and other expenses	15
Company equity in loss of unconsolidated real estate affiliate	$(21)

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Mortgage notes and other debt payable	Maturity/Extinguishment Date	Interest Rate	Amount payable as of
			March 31, 2014	December 31, 2013
Mortgage notes payable (1) (2) (3)	April 2014 - March 2027	2.05% - 6.14%	$394,441	$356,665
Net debt premium on assumed debt			1,064	1,141
Mortgage notes and other debt payable, net			$395,505	$357,806
(1) On January 17, 2014, we entered into a $10,550 mortgage note payable on Oak Grove Plaza. The mortgage note is for ten years at a fixed rate of 4.17%.
(2) On March 4, 2014, we entered into a $19,500 mortgage note payable on South Seattle Distribution Center. The mortgage note is for ten years at a fixed rate of 4.38%, interest-only for two years.
(3) On March 7, 2014, we entered into a $9,250 mortgage note payable on South Beach Parking Garage. The mortgage note is for three years and bears a floating interest rate equal to LIBOR plus 1.90%.
Aggregate future principal payments of mortgage notes payable as of March 31, 2014 are as follows:

Year	Amount
2014	$13,528
2015	7,786
2016	33,366
2017	94,244
2018	90,801
Thereafter	154,716
Total	$394,441

Line of Credit
On June 25, 2013, we entered into a $40,000 revolving line of credit agreement with Bank of America, N.A. to cover short-term capital needs for new property acquisitions and working capital. The line of credit has a two-year term and bears interest based on LIBOR plus a spread ranging from 1.50% to 2.75% depending on the Company's leverage ratio (1.75% spread at March 31, 2014). We may not draw funds on our line of credit if we experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities, or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of March 31, 2014, no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity.
At March 31, 2014, we were in compliance with all debt covenants.
NOTE 6—COMMON STOCK
We have two classes of common stock outstanding as of March 31, 2014. Our previously existing class of undesignated common stock was designated as Class E common stock on September 27, 2012. The outstanding shares of Class E common stock converted to Class M common stock on October 1, 2013. We will not issue any additional shares of Class E common stock. Shares of Class A and M common stock are currently being sold under our continuous public Offering. The fees payable to our dealer manager with respect to each outstanding share of each class, as a percentage of NAV, are as follows:

	Selling Commission	Dealer Manager Fee	Distribution Fee
Class A Shares	up to 3.5%	0.55%	0.50%
Class M Shares	None	0.55%	None
The selling commission, dealer manager fee and distribution fee are offering costs and are recorded as a reduction of capital in excess of par value.
Stock Issuances
The stock issuances for our classes of shares including those issued through our distribution reinvestment plan for the three months ended March 31, 2014 and for the year ended December 31, 2013 were as follows:

	Three months ended		Year ended
	March 31, 2014		December 31, 2013
	# of shares	Amount	# of shares	Amount
Class A Shares	1,456,086	$15,013	9,462,512	$96,945
Class M Shares	526,072	5,418	2,369,700	24,145
Total		$20,431		$121,090

Share Repurchase Plan
On October 1, 2012, we adopted a new share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of Class A and Class M common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter with certain limitations based on the size of the capital raise in our Offering. For the three months ended March 31, 2014, we repurchased 42,050 and 16,227 shares of Class A and Class M common stock, respectively.
Distribution Reinvestment Plan
Class A and Class M shares may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share on the distribution date. For the three months ended March 31, 2014, we issued 77,875 and 19,615 shares of Class A and Class M common stock, respectively, for $1,001 under the distribution reinvestment plan. For the year ended December 31, 2013, we issued 158,317 and 38,473 shares of Class A and Class M common stock, respectively for $1,998 under the distribution reinvestment plan.

Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 42,717,549 for the three months ended March 31, 2014 and 31,526,688 for the three months ended March 31, 2013, respectively. We have no dilutive or potentially dilutive securities.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through October 1, 2012, which is the date the SEC declared our registration statement effective, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date. Following the Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Offering period (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred. After the termination of the Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2014 and December 31, 2013, LaSalle had paid $3,198 and $3,815, respectively, of organization and offering costs on our behalf which we had not reimbursed. These costs are included in Accounts payable and other accrued expenses.
NOTE 7—RELATED PARTY TRANSACTIONS
Effective as of October 1, 2012, we entered into a First Amended and Restated Advisory Agreement with LaSalle, pursuant to which we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On August 6, 2013, the Advisory Agreement was renewed for one year commencing on October 1, 2013.
The fixed advisory fees for the three months ended March 31, 2014 and 2013 were $1,351 and $986, respectively. The fixed advisory fees payable at March 31, 2014 and December 31, 2013 was $474 and $450, respectively. There was no performance fee for the three months ended March 31, 2014 and 2013.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management and leasing services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three months ended March 31, 2014 and 2013, we paid JLL Americas $138 and $51, respectively. During the three months ended March 31, 2014, we paid JLL Americas $150 in loan placement fees related to the mortgage notes payable on South Seattle Distribution Center and Oak Grove Plaza.
LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, is the dealer manager (the “Dealer Manager”) for our Offering. For the three months ended March 31, 2014 and 2013, we paid the Dealer Manager selling commissions, dealer manager fees and distribution fees totaling $880 and $318, respectively. A majority of the selling commissions, dealer manager fees and distribution fees are reallowed to participating broker-dealers.
As of March 31, 2014, we owed $3,198 for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accounts payable and other accrued expenses at March 31, 2014.
NOTE 8—COMMITMENTS AND CONTINGENCIES
As part of the lease with our single tenant at the Norfleet Distribution Center, the tenant has a right to expand the current building by up to 286,000 square feet. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has to provide notice of its desire to expand prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of March 31, 2014, we had not received an expansion notice from the tenant.

NOTE 9—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income (loss) from continuing operations as of and for the three months ended March 31, 2014 and 2013.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of March 31, 2014	$206,629	$157,629	$259,917	$155,867	$22,670	$802,712

Three Months Ending March 31, 2014
Revenues:
Minimum rents	$8,156	$2,740	$6,168	$2,657	$49	$19,770
Tenant recoveries and other rental income	416	708	1,071	816	602	3,613
Total revenues	$8,572	$3,448	$7,239	$3,473	$651	$23,383
Operating expenses:
Real estate taxes	$804	$538	$790	$470	$64	$2,666
Property operating	3,219	154	1,626	442	279	5,720
Provision for doubtful accounts	58	—	33	23	—	114
Total segment operating expenses	$4,081	$692	$2,449	$935	$343	$8,500
Operating income - Segments	$4,491	$2,756	$4,790	$2,538	$308	$14,883

Capital expenditures by segment	$549	$—	$1,969	$85	$—	$2,603

Reconciliation to income from continuing operations
Operating income - Segments						$14,883
Advisor fees						1,351
Company level expenses						664
General and administrative						272
Acquisition related expenses						286
Depreciation and amortization						6,484
Operating income						$5,826
Other income and (expenses):
Interest expense						$(4,252)
Total other income and (expenses)						$(4,252)
Income from continuing operations						$1,574

Reconciliation to total consolidated assets as of March 31, 2014
Assets per reportable segments						$802,712
Corporate level assets						30,823
Total consolidated assets						$833,535

	Apartment	Industrial	Office	Retail	Total
Assets as of December 31, 2013	$205,058	$141,352	$260,734	$129,374	$736,518

Three Months Ended March 31, 2013
Revenues:
Minimum rents	$8,005	$1,033	$5,477	$1,533	$16,048
Tenant recoveries and other rental income	363	175	793	562	1,893
Total revenues	$8,368	$1,208	$6,270	$2,095	$17,941
Operating expenses:
Real estate taxes	$841	$161	$742	$275	$2,019
Property operating	3,184	27	1,304	272	4,787
Provision for (recovery of) doubtful accounts	50	—	(1)	33	82
Total segment operating expenses	$4,075	$188	$2,045	$580	$6,888
Operating income - Segments	$4,293	$1,020	$4,225	$1,515	$11,053

Capital expenditures by segment	$362	$34	$6,187	$—	$6,583

Reconciliation to income from continuing operations
Operating income - Segments					$11,053
Advisor fees					986
Company level expenses					393
General and administrative					204
Depreciation and amortization					4,903
Operating income					$4,567
Other income and (expenses):
Interest expense					$(5,112)
Debt modification expenses					(182)
Equity in income of unconsolidated affiliates					(21)
Total other income and (expenses)					$(5,315)
Loss from continuing operations					$(748)
Reconciliation to total consolidated assets as of December 31, 2013
Assets per reportable segments					$736,518
Corporate level assets					38,421
Total consolidated assets					$774,939

NOTE 10—DISTRIBUTIONS PAYABLE
On March 4, 2014, our board of directors approved a gross dividend for the first quarter of 2014 of $0.11 per share to stockholders of record as of March 28, 2014. The dividend was paid on May 2, 2014. Class A and Class M stockholders received $0.11 per share, less applicable class-specific fees.
NOTE 11— RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2014, FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends GAAP to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This pronouncement will be effective for the first annual reporting period beginning after December 15, 2014 with early adoption permitted. We adopted this accounting pronouncement effective January 1, 2014.
NOTE 12—SUBSEQUENT EVENTS
On April 28, 2014, we entered into a $8,600 mortgage note payable on Grand Prairie Distribution Center. The mortgage note is for five years and bears a floating interest rate equal to LIBOR plus 1.80%. We entered into an interest rate swap for this loan which fixed the interest rate at 3.58% for the five year term.
On May 6, 2014, our board of directors approved a gross dividend for the second quarter of 2014 of $0.11 per share to stockholders of record as of June 27, 2014, payable on August 1, 2014. Class A and Class M stockholders will receive $0.11 per share, less applicable class-specific fees.

*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s 2013 Form 10-K and our periodic reports filed with the SEC.

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
The discussions surrounding our consolidated properties refer to our wholly or majority owned and controlled properties, which as of March 31, 2014, were comprised of:
Apartment

•	Station Nine Apartments,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge of Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center and

•	Grand Prairie Distribution Center (acquired in 2014).

Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	14600 Sherman Way,

•	14624 Sherman Way,

•	4 Research Park Drive,

•	36 Research Park Drive and

•	Railway Street Corporate Centre.
Retail

•	Stirling Slidell Shopping Centre,

•	The District at Howell Mill,

•	Grand Lakes Marketplace and

•	Oak Grove Plaza (acquired in 2014).
Other

•	South Beach Parking Garage (acquired in 2014).
Discontinued Operations

•	Canyon Plaza (sold in 2013, excluded from December 31, 2013 Consolidated Properties) and

•	the Dignity Health Disposition Portfolio (sold in 2013, excluded from December 31, 2013 Consolidated Properties).
Discussions surrounding our unconsolidated property refer to Legacy Village which was owned through a non-controlling interest in a joint venture. Our interest in Legacy Village was sold on October 29, 2013.
Our primary business is the ownership and management of a diversified portfolio of apartment, industrial, office, retail and other properties primarily located in the United States. It is expected that over time our real estate portfolio will be further diversified on a global basis and will be complemented by investments in real estate-related assets.

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

We seek to minimize risk and maintain stability of income and principal value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the real estate portfolio. Our diversification goals also take into account investing in sectors or regions we believe will create returns consistent with our investment objectives. Under normal conditions, we intend to pursue investments principally in well-located, well-leased properties within the apartment, industrial, office, retail and other sectors. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the geographic areas considered for investment. When consistent with our investment objectives, we also seek to maximize the tax efficiency of our investments through like-kind exchanges and other tax planning strategies.
The following charts summarize our diversification by property sector and geographic region based upon the fair value of our properties. These tables provide examples of how our Advisor evaluates the real estate portfolio when making investment decisions.

Estimated Percent of Fair Value as of March 31, 2014

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to the useful lives of assets, recoverable amounts of receivables, fair value of derivatives and real estate assets, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.
Critical Accounting Policies
The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2013 Form 10-K.

Properties
Properties owned at March 31, 2014 are as follows:

					Percentage Leased as of March 31, 2014
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	98%
Student-oriented Apartment Communities:
Cabana Beach San Marcos (1)	San Marcos, TX	November 21, 2007	78	258,000	89
Cabana Beach Gainesville (1)	Gainesville, FL	November 21, 2007	78	598,000	92
Campus Lodge of Athens (1)	Athens, GA	November 21, 2007	78	229,000	99
Campus Lodge Columbia (1)	Columbia, MO	November 21, 2007	78	256,000	93
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	95
Campus Lodge Tampa (1)	Tampa, FL	February 29, 2008	78	477,000	97
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	100
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prarie Distribution Center	Grand Prarie, TX	January 22, 2014	100	277,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	95
14600 Sherman Way	Van Nuys, CA	December 21, 2005	100	50,000	98
14624 Sherman Way	Van Nuys, CA	December 21, 2005	100	53,000	84
4 Research Park Drive	St. Charles, MO	June 13, 2007	100	60,000	100
36 Research Park Drive	St. Charles, MO	June 13, 2007	100	81,000	100
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	95
Retail Segment:
Stirling Slidell Shopping Centre	Slidell, LA	December 14, 2006	100	139,000	76
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	87.85	306,000	98
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	100
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	97
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100	130,000	100

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	Percentage leased is based on 3,000 square feet of retail space.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type as of March 31, 2014:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	7	2,337,000	35%	95%	$14.54
Industrial	8	2,713,000	41	100	4.06
Office	7	893,000	13	97	28.55
Retail	4	697,000	11	94	16.20
Other	1	3,000	—	100	73.51
Total	27	6,643,000	100%	97%	$12.18

(1)	Amount calculated as in-place minimum base rent for all occupied space at March 31, 2014 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of March 31, 2014, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $11.56.

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
We have executed on a number of our key strategic initiatives during the three months ended March 31, 2014, including:
Property Acquisitions

•	purchased Oak Grove Plaza for $22,525;

•	purchased Grand Prairie Distribution Center for $17,200; and

•	purchased South Beach Parking Garage for $22,050.
Debt

•	entered into a $10,550 mortgage note payable on Oak Grove Plaza;

•	entered into a $19,500 mortgage note payable on South Seattle Distribution Center; and

•	entered into a $9,250 mortgage note payable on South Beach Parking Garage.
Through these specific and other important accomplishments we continued to reduce our Company leverage ratio, decreased our average interest rate on debt, increased cash reserves and Company-wide liquidity at the same time as providing cash flow to our stockholders through our regular quarterly dividend payment.
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
During the ramp-up period, we intend to use lower leverage, or in some cases possibly no leverage, to finance our new acquisitions in order to reduce our overall Company leverage. Our Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets), was 46% as of March 31, 2014 as a result of debt extinguishments, increasing property values, acquiring properties with no or low leverage and raising new equity. After the ramp-up period, we expect to maintain a targeted Company leverage ratio of between 30% and 50%.
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
2014 Key Events and Accomplishments
On January 17, 2014, we acquired Oak Grove Plaza, a retail property located in Sachse, TX, for approximately $22,525. The acquisition was financed with a ten-year fixed rate mortgage loan, at 4.17%, interest only in the amount of $10,550 and cash on hand.

On January 22, 2014, we acquired Grand Prairie Distribution Center, a 277,000 square foot industrial building located in Grand Prairie, TX for approximately $17,200, using cash on hand. The property is 100% leased to a single tenant for ten years.
On January 28, 2014, we acquired South Beach Parking Garage, a 340 stall, multi-level parking facility located on South Beach in Miami, FL for approximately $22,050, using cash on hand and a $13,000 draw on our line of credit.
On March 4, 2014, we entered into a $19,500 mortgage note payable on South Seattle Distribution Center. The mortgage note is for ten years at a fixed rate of 4.38%, interest-only for two years.
On March 7, 2014, we entered into a $9,250 mortgage note payable on South Beach Parking Garage. The mortgage note is for three years and bears a floating interest rate equal to LIBOR plus 1.90%. On April 16, 2014, we entered into an interest rate cap for this loan to limit our interest rate exposure.
On April 28, 2014, we entered into a $8,600 mortgage note payable on Grand Prairie Distribution Center. The mortgage note is for five years and bears a floating interest rate equal to LIBOR plus 1.80%. We entered into an interest rate swap for this loan which fixed the interest rate at 3.58% for the five year term.

Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from our unconsolidated property is included in the equity in loss of unconsolidated affiliate. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Company. We group our investments in real estate assets from continuing operations into five reportable operating segments based on the type of property, which are apartment, industrial, office, retail and other. Operations from corporate level items and real estate assets sold are excluded from reportable segments.
Revenues and operating expenses related to Canyon Plaza and the Dignity Health Disposition Portfolio disposed of in 2013 are shown as discontinued operations for the three months ended March 31, 2013. Properties acquired during any of the periods presented are presented within the recent acquisitions line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions line include Joliet Distribution Center, Suwanee Distribution Center, Grand Lakes Marketplace, South Seattle Distribution Center, Oak Grove Plaza, South Beach Parking Garage and Grand Prairie Distribution Center. Properties owned for the three months ended March 31, 2014 and 2013 are referred to as our comparable properties.
Results of Operations for the Three Months Ended March 31, 2014 and 2013
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014	Three months ended March 31, 2013	$ Change	% Change
Revenues:
Minimum rents
Apartment	$8,156	$8,005	$151	1.9%
Industrial	1,033	1,033	—	—
Office	6,168	5,477	691	12.6
Retail	1,505	1,533	(28)	(1.8)
Comparable properties total	$16,862	$16,048	$814	5.1%
Recent acquisitions	2,908	—	2,908	100.0
Total	$19,770	$16,048	$3,722	23.2%

Tenant recoveries and other rental income
Apartment	$416	$363	$53	14.6%
Industrial	180	175	5	2.9
Office	1,071	793	278	35.1
Retail	433	562	(129)	(23.0)
Comparable properties total	$2,100	$1,893	$207	10.9%
Recent acquisitions	1,513	—	1,513	100.0
Total	$3,613	$1,893	$1,720	90.9%
Total revenues	$23,383	$17,941	$5,442	30.3%
Minimum rents at comparable properties increased by $814 for the three months ended March 31, 2014 as compared to the same period in 2013. The increase is primarily due to increased rents of $655 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae leases. Additionally, there was an increase of $151 at our apartment properties for the three months ended March 31, 2014 as compared to the same period in 2013 due to increased rental rates.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at comparable properties increased by $207 for the three months ended March 31, 2014 as compared to the same period in 2013. The increase is primarily related to higher recoveries of $93 at Railway Street Corporate Center and $84 at Monument IV at Worldgate due to increased occupancy during the three months ended March 31, 2014 as compared to the same period in 2013. Additionally, the increase is also related to increases of $27 and $25 at Cabana Beach Gainesville and Station Nine Apartments due to higher utility billbacks and application fees during the three months ended March 31, 2014. The increases were partially offset by lower recoveries of $104 at The District at Howell Mill due to lower utility expense and lower real estate taxes as a result of a reassessment during the three months ended March 31, 2014 as compared to the same period in 2013.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts from continuing operations, by reportable segment, for the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014	Three months ended March 31, 2013	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$804	$840	$(36)	(4.3)%
Industrial	163	161	2	1.2
Office	790	743	47	6.3
Retail	227	275	(48)	(17.5)
Comparable properties total	$1,984	$2,019	$(35)	(1.7)%
Recent acquisitions	682	—	682	100.0
Total	$2,666	$2,019	$647	32.0%

Property operating
Apartment	$3,219	$3,185	$34	1.1%
Industrial	29	27	2	7.4
Office	1,626	1,303	323	24.8
Retail	300	272	28	10.3
Comparable properties total	$5,174	$4,787	$387	8.1%
Recent acquisitions	546	—	546	100.0
Total	$5,720	$4,787	$933	19.5%

Net provision for (recovery of) doubtful accounts
Apartment	$58	$50	$8	16.0%
Office	33	(1)	34	(3,400.0)
Retail	23	33	(10)	(30.3)
Total	$114	$82	$32	39.0%
Total operating expenses	$8,500	$6,888	$1,612	23.4%

Real estate taxes at comparable properties for the three months ended March 31, 2014 were in line with results for the same period in 2013.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $387 for the three months ended March 31, 2014 as compared to the same period of 2013. The increase is primarily related to increased costs of $104 related to the commencement of the Amazon Corporate LLC and Fannie Mae leases at Monument IV at Worldgate. Additionally, there was an increase of $133 at the Sherman Way properties due to higher parking garage expenses. Property operating expenses also increased by $35 and $30 at Railway Street Corporate Centre and the District at Howell Mill, respectively, due to higher repair and maintenance expenses that occurred during the three months ended March 31, 2014.

Net provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $32 for the three months ended March 31, 2014 as compared to the same period of 2013, primarily related to $32 of higher bad debts at 14624 Sherman Way that occurred during the three months ended March 31, 2014.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014	Three months ended March 31, 2013	$ Change	% Change
Advisor fees	$1,351	$986	$365	37.0%
Company level expenses	664	393	271	69.0
General and administrative	272	204	68	33.3
Acquisition related expenses	286	—	286	100.0
Depreciation and amortization	6,484	4,903	1,581	32.2
Interest expense	4,252	5,112	(860)	(16.8)
Debt modification expense	—	182	(182)	(100.0)
Equity in income of unconsolidated affiliate	—	21	(21)	(100.0)
Loss from discontinued operations	—	2,086	(2,086)	(100.0)
Total expenses	$13,309	$13,887	$(578)	(4.2)%
Advisor fees relate to the fixed advisory fees earned by the Advisor. Fixed fees increase or decrease based on changes in the NAV which will be primarily impacted by changes in capital raised and the value of our properties. The increase in advisor fees of $365 for the three months ended March 31, 2014 as compared to the same period of 2013 is primarily related to capital raised over the past year.
Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $271 for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to an increase in investor service and other professional service fees.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $68 due to higher bank fees and other state taxes during the three months ended March 31, 2014.
Acquisition related expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $286 for the three months ended March 31, 2014 as compared to the period ended March 31, 2013 related to the acquisitions of Oak Grove Plaza, Grand Prairie Distribution Center and South Beach Parking Garage during the the three months ended March 31, 2014.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $1,581 in depreciation and amortization expense for the three months ended March 31, 2014 as compared to the period ended March 31, 2013 is primarily related to an increase of $1,511 related to our recent acquisitions of Suwanee Distribution Center, Joliet Distribution Center, Grand Lakes Marketplace, South Seattle Distribution Center, Oak Grove Plaza, South Beach Parking Garage and Grand Prairie Distribution Center. Additionally, there was an increase of $304 at Monument IV at Worldgate related to the amortization of the leasing commissions and tenant improvements for the Amazon Corporate LLC lease.

Interest expense decreased by $860 for the three months ended March 31, 2014 as compared to the period ended March 31, 2013 as debt payoffs and interest savings from loan refinancings more than offset new debt taken out as part of our new property acquisitions.

Debt modification expenses in 2013 are due to expenses incurred for the mortgage note modification at 111 Sutter Street.
Equity in income of unconsolidated affiliate relates to our share of the income from Legacy Village, which was sold on October 29, 2013, to our joint venture partners.
Loss from discontinued operations in the period ended March 31, 2013 is related to the sales of the Dignity Health Disposition Portfolio and Canyon Plaza during 2013. There were no dispositions during the three months ended March 31, 2014.

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
In order to provide a better understanding of the relationship between FFO, AFFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided reconciliations of GAAP net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc., to FFO and FFO to AFFO. FFO and AFFO do not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income and are not necessarily indicative of cash available to fund cash needs. Our presentations of FFO and AFFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions.
The following table presents a reconciliation of net income (loss) to FFO for the periods presented:

Reconciliation of net income (loss) to FFO	Three months ended March 31, 2014	Three months ended March 31, 2013
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	1,287	(2,873)
Plus: Real estate depreciation and amortization (1)	6,154	12,584
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$7,441	$9,711
Weighted average shares outstanding, basic and diluted	42,717,549	31,526,688
FFO per share, basic and diluted	$0.17	$0.31

(1)	Includes amounts attributable to discontinued operations, non-controlling interests and unconsolidated real estate affiliate.
The following table presents a reconciliation of FFO to AFFO for the periods presented:

Reconciliation of FFO to AFFO	Three months ended March 31, 2014	Three months ended March 31, 2013
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$7,441	$9,711
Straight-line rental income (1)	(726)	(1,027)
Amortization of above- and below-market leases (1)	(364)	(3,668)
Amortization of net discount on assumed debt (1)	(73)	(434)
(Gain) loss on extinguishment or modification of debt	—	182
Acquisition expenses	286	—
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$6,564	$4,764
Weighted average shares outstanding, basic and diluted	42,717,549	31,526,688
AFFO per share, basic and diluted	$0.15	$0.15

(1)	Includes amounts attributable to discontinued operations, non-controlling interests and unconsolidated real estate affiliate.

NAV as of March 31, 2014
The NAV per share for our Class A and Class M shares as of March 31, 2014 was $10.24 and $10.26, respectively. The increase in NAV of all share classes from December 31, 2013, is primarily related to a net increase of 0.4% in the value of our properties, which resulted in an increase in NAV of $0.07 per share. Property operations for the first quarter of 2014 had an insignificant impact on NAV as dividends declared offset property operations for the quarter. Our Class A and M NAV are reduced by normal and recurring class-specific fees and offering and organization costs.
The following table provides a breakdown of the major components of our NAV as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Component of NAV	Class A Shares	Class M Shares	Class A Shares	Class M Shares
Real estate investments (1)	$256,003	$517,060	$221,587	$487,332
Debt	(119,156)	(240,665)	(100,775)	(221,632)
Other assets and liabilities, net	11,138	22,496	11,812	25,977
Estimated enterprise value premium	None Assumed	None Assumed	None Assumed	None Assumed
NAV	$147,985	$298,891	$132,624	$291,677
Number of outstanding shares	14,457,488	29,144,667	13,043,452	28,634,822
NAV per share	$10.24	$10.26	$10.17	$10.19

(1)	The value of our real estate investments was less than the historical cost by approximately 7.5% and 8.4% as of March 31, 2014 and December 31, 2013, respectively.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2014:

	Apartment	Industrial	Office	Retail	Total Company
Exit capitalization rate	6.94%	6.75%	6.73%	6.81%	6.84%
Discount rate/internal rate of return (IRR)	8.26	7.80	8.00	7.56	8.00
Annual market rent growth rate	2.84	2.90	3.23	3.27	3.06
Holding period (years)	10.00	10.00	10.00	10.00	10.00
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of March 31, 2014 of 0.25% would yield a decrease in our total real estate asset value of 1.51% and our NAV per each share class would have been $9.97 and $9.99 for Class A and Class M, respectively. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2013 of 0.25% would yield a decrease in our total real estate asset value of 1.54% and our NAV per each share class would have been $9.91 and $9.93 for Class A and Class M, respectively.

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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:
•	Interest payments on debt	•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Distributions to stockholders
•	Fees payable to the Advisor	•	Proceeds from secured loans collateralized by individual properties
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants
		•	Proceeds from our revolving line of credit
•	General and administrative costs	•	Sales of our shares
•	Costs associated with our continuous public offering	•	Sales of real estate investments
•	Other Company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our Share Repurchase Plan
The sources and uses of cash for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31, 2014	Three months ended March 31, 2013	$ Change
Net cash provided by operating activities	$7,767	$4,024	$3,743
Net cash used in investing activities	(50,845)	(1,639)	(49,206)
Net cash provided by financing activities	52,268	13,939	38,329
Cash provided by operating activities increased by $3,743 for the three months ended March 31, 2014, as compared to the same period in 2013. An increase of $2,658 in cash from operating activities is primarily related to leasing of Monument IV at Worldgate and acquisitions of new properties. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable and accounts payable and other accrued expenses. These changes in our working capital caused an increase to cash provided by operating activities of $1,085 between the three months ended March 31, 2014 and the same period in 2013, primarily related to higher accrued real estate taxes.
Cash used in investing activities increased by $49,206 for the three months ended March 31, 2014, as compared to the same period in 2013. The increase was primarily related to the acquisition of three properties totaling $51,632 during the three months ended March 31, 2014.
Cash provided by financing activities increased by $38,329 for the three months ended March 31, 2014 as compared to the same period in 2013. The increase is primarily related to proceeds from mortgage notes of $52,300 partially offset by $11,814 of lower capital raised during 2014 as compared to 2013. We expect to continue to raise capital from the Offering and will use portions of the capital raise to acquire new properties, retire debt and repurchase common stock.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at March 31, 2014 and December 31, 2013 for such debt.
Consolidated Debt

	March 31, 2014		December 31, 2013
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$284,511	4.97%	$255,985	5.05%
Variable	109,930	2.58	100,680	2.64
Total	$394,441	4.30%	$356,665	4.37%

The mortgage note payable on Stirling Slidell in the amount of $12,088 was scheduled to mature on April 1, 2014. We have asked the lender to extend the maturity as we attempt to sell or refinance the property.
Contractual Cash Obligations and Commitments
As part of the lease with our single tenant at the 4001 North Norfleet Road property, we provided the tenant a right to expand the current building by up to 286,000 square feet of space. If the tenant exercises this right, we will be obligated to construct this expansion space. The tenant has the right to provide notice to us of its desire to expand at any time prior to February 28, 2016 (the end of the ninth year of the lease), or if the lease is extended, until any time prior to the end of the fourth year of any extension. As of March 31, 2014, we had not received an expansion notice from the tenant.
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
Off Balance Sheet Arrangements
At March 31, 2014 and December 31, 2013, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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
Recently Issued Accounting Pronouncements
In April 2014, FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends GAAP to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This pronouncement will be effective for the first annual reporting period beginning after December 15, 2014 with early adoption permitted. We adopted this accounting pronouncement effective January 1, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of March 31, 2014, we had consolidated debt of $394,441, which included $109,930 of variable-rate debt. Including the $1,064 net premium on the assumption of debt, we have consolidated debt of $395,505 at March 31, 2014. We also entered into interest rate cap agreements on $88,680 of the variable rate debt which cap the LIBOR rate at between 1.0% and 3.5% over the next three years. A 25 basis point movement in the interest rate on the $109,930 of variable-rate debt would have resulted in an approximately $275 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2014, the fair value of our mortgage notes payable was estimated to be approximately $4,855 higher than the carrying value of $394,441. If treasury rates were 25 basis points higher at March 31, 2014, the fair value of our mortgage notes payable would have been approximately $43 lower than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the three months ended March 31, 2014 and 2013, we recognized a foreign currency translation loss of $344 and $637, respectively. At March 31, 2014, a 10% unfavorable exchange rate movement would have caused our $344 foreign currency translation loss to be increased by $799 resulting in a foreign currency translation loss of approximately $1,143.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The most significant risk factors applicable to the Company are described in Item 1A of our 2013 Form 10-K. There have been no material changes from those previously-disclosed risk factors.

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

During the three months ended March 31, 2014, we repurchased 42,050 and 16,227 shares of Class A and Class M common stock, respectively, under the share repurchase plan. We did not issue any securities during this period that were not registered under the Securities Act.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (2)
January 1-January 31, 2014	25,494	$10.21	25,494	—
February 1-February 28, 2014	15,998	$10.27	15,998	—
March 1-March 31, 2014	16,785	$10.30	16,785	—
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
As of March 31, 2014, we have sold the following common shares and raised the following proceeds in connection with the Offering:

	Shares	Proceeds
Primary Offering
Class A Shares	14,294,574	$146,603
Class M Shares	2,896,967	29,549
Distribution Reinvestment Plan
Class A Shares	236,192	2,405
Class M Shares	58,088	594
Total	17,485,821	$179,151

As of March 31, 2014, we incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Cost	Amount
Offering costs to related parties (1)	$9,944

(1)
Comprised of $1,054 in selling commissions, $1,562 in dealer manager fees, $639 in distribution fees and $6,689 in other offering costs. Selling commissions, dealer manager fees and distribution fees of $2,427 have been reallowed to third parties.

From the commencement of the Offering through March 31, 2014, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $172,601. From the commencement of the Offering through March 31, 2014, net proceeds from our Offering have been allocated to reduce borrowings by $109,613 and to purchase interests in real estate of $62,988.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 8, 2014	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles Supplementary to the Second Articles of Amendment and Restatement of Jones Lang LaSalle Income Property Trust, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*    Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.