Form 10-Q
period 2014-06-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2014-08-07
CIK 1314152

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
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on August 7, 2014 were 17,422,612 shares of Class A Common Stock, 29,804,279 shares of Class M Common Stock and 96,525 shares of Class M-I Common Stock.
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $29,660 and $29,660, respectively)	$161,230	$134,407
Buildings and equipment (including from VIEs of $204,529 and $203,513, respectively)	705,852	593,078
Less accumulated depreciation (including from VIEs of $(26,010) and $(23,466), respectively)	(62,625)	(54,686)
Net property and equipment	804,457	672,799
Cash and cash equivalents (including from VIEs of $5,323 and $3,257, respectively)	20,241	35,124
Restricted cash (including from VIEs of $2,435 and $819, respectively)	3,604	14,781
Tenant accounts receivable, net (including from VIEs of $870 and $1,064, respectively)	2,404	2,112
Deferred expenses, net (including from VIEs of $1,135 and $1,356, respectively)	9,001	7,449
Acquired intangible assets, net (including from VIEs of $3,783 and $4,038, respectively)	51,342	35,488
Deferred rent receivable, net (including from VIEs of $735 and $874, respectively)	7,399	6,012
Prepaid expenses and other assets (including from VIEs of $698 and $647, respectively)	3,098	1,174
TOTAL ASSETS	$901,546	$774,939
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $162,604 and $163,151, respectively)	$432,390	$357,806
Accounts payable and other accrued expenses (including from VIEs of $2,117 and $2,834, respectively)	16,334	14,636
Distributions payable	4,306	3,852
Accrued interest (including from VIEs of $551 and $368, respectively)	1,261	820
Accrued real estate taxes (including from VIEs of $1,903 and $117, respectively)	4,449	1,012
Advisor fees payable	505	450
Acquired intangible liabilities, net	12,708	5,015
TOTAL LIABILITIES	471,953	383,591
Commitments and contingencies
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 16,662,177 and 13,043,452 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	167	130
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 29,582,324 and 28,634,822 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	296	286
Additional paid-in capital (net of offering costs of $11,678 and $8,611 as of June 30, 2014 and December 31, 2013, respectively)	668,742	624,589
Accumulated other comprehensive loss	(121)	(95)
Distributions to stockholders	(113,247)	(104,919)
Accumulated deficit	(138,640)	(140,798)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	417,197	379,193
Noncontrolling interests	12,396	12,155
Total equity	429,593	391,348
TOTAL LIABILITIES AND EQUITY	$901,546	$774,939
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
$ in thousands, except share and per share amounts
(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Revenues:
Minimum rents	$20,085	$16,562	$39,855	$32,610
Tenant recoveries and other rental income	4,087	2,180	7,700	4,072
Total revenues	24,172	18,742	47,555	36,682
Operating expenses:
Real estate taxes	3,175	2,080	5,841	4,100
Property operating	5,829	5,140	11,549	9,927
Provision for doubtful accounts	35	46	149	127
Advisor fees	1,451	1,121	2,802	2,107
Company level expenses	513	606	1,177	999
General and administrative	156	114	428	319
Acquisition related expenses	229	91	515	91
Depreciation and amortization	6,848	5,588	13,332	10,491
Total operating expenses	18,236	14,786	35,793	28,161
Operating income	5,936	3,956	11,762	8,521
Other income and (expenses):
Interest expense	(4,797)	(5,065)	(9,049)	(10,176)
Debt modification expense	—	—	—	(182)
Equity in loss of unconsolidated affiliate	—	(71)	—	(92)
Total other income and (expenses)	(4,797)	(5,136)	(9,049)	(10,450)
Income (loss) from continuing operations	1,139	(1,180)	2,713	(1,929)
Discontinued operations:
Income (loss) from discontinued operations	—	1,833	—	(252)
Net income (loss)	1,139	653	2,713	(2,181)
Less: Net income attributable to the noncontrolling interests	(268)	(27)	(555)	(66)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$871	$626	$2,158	$(2,247)
Net income (loss) from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.02	$(0.03)	$0.05	$(0.06)
Total income (loss) from discontinued operations per share-basic and diluted	$—	$0.05	$—	$(0.01)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.02	$0.02	$0.05	$(0.07)
Weighted average common stock outstanding-basic and diluted	45,092,828	35,343,798	43,911,750	33,445,787
Other comprehensive income (loss):
Foreign currency translation adjustment	318	(311)	(26)	(529)
Total other comprehensive income (loss)	318	(311)	(26)	(529)
Net comprehensive income (loss)	$1,189	$315	$2,132	$(2,776)
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock Class E		Common Stock Class A		Common Stock Class M		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2014	—	$—	13,043,452	$130	28,634,822	$286	$624,589	$(95)	$(104,919)	$(140,798)	$12,155	$391,348
Issuance of common stock	—	—	3,737,993	38	1,079,723	11	49,795	—	—	—	—	49,844
Repurchase of shares	—	—	(119,268)	(1)	(136,221)	(1)	(2,616)	—	—	—	—	(2,618)
Offering costs	—	—	—	—	—	—	(3,067)	—	—	—	—	(3,067)
Stock based compensation	—	—	—	—	4,000	—	41	—	—	—	—	41
Net income	—	—	—	—	—	—	—	—	—	2,158	555	2,713
Other comprehensive loss	—	—	—	—	—	—	—	(26)	—	—	—	(26)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	95	95
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(409)	(409)
Distributions declared per share ($0.22)	—	—	—	—	—	—	—	—	(8,328)	—	—	(8,328)
Balance, June 30, 2014	—	$—	16,662,177	$167	29,582,324	$296	$668,742	$(121)	$(113,247)	$(138,640)	$12,396	$429,593

	Common Stock Class E		Common Stock Class A		Common Stock Class M		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2013	26,444,843	$264	3,612,169	$36	104,282	$1	$512,383	$542	$(90,691)	$(115,851)	$10,401	$317,085
Issuance of common stock	—	—	5,734,868	57	1,521,031	15	74,102	—	—	—	—	74,174
Repurchase of shares	—	—	(26,048)	—	—	—	(266)	—	—	—	—	(266)
Offering costs	—	—	—	—	—	—	(3,330)	—	—	—	—	(3,330)
Stock based compensation	—	—	—	—	4,000	—	41	—	—	—	—	41
Net loss	—	—	—	—	—	—	—	—	—	(2,247)	66	(2,181)
Other comprehensive loss	—	—	—	—	—	—	—	(529)	—	—	—	(529)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	208	208
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(281)	(281)
Distributions declared per share ($0.20)	—	—	—	—	—	—	—	—	(6,701)	—	—	(6,701)
Balance, June 30, 2013	26,444,843	$264	9,320,989	$93	1,629,313	$16	$582,930	$13	$(97,392)	$(118,098)	$10,394	$378,220
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands
(Unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,713	$(2,181)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	12,828	14,817
Net provision for (recovery of) doubtful accounts (including discontinued operations)	149	(169)
Straight line rent (including discontinued operations)	(1,388)	(1,746)
Equity in loss of unconsolidated affiliate	—	92
Net changes in assets, liabilities and other	329	(775)
Net cash provided by operating activities	14,631	10,038
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investment	(136,865)	(58,820)
Capital improvements and lease commissions	(3,663)	(5,633)
Loan escrows	747	5,161
Net cash used in investing activities	(139,781)	(59,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	47,278	72,451
Repurchase of shares	(2,618)	(266)
Offering costs	(3,488)	(1,620)
Distributions to stockholders	(5,710)	(5,544)
Distributions paid to noncontrolling interests	(409)	(281)
Contributions received from noncontrolling interests	95	208
Deposits for loan commitments	718	—
Proceeds from mortgage notes and other debt payable	88,900	19,000
Debt issuance costs	(463)	(472)
Principal payments on mortgage notes and other debt payable	(14,056)	(50,384)
Net cash provided by financing activities	110,247	33,092
Net decrease in cash and cash equivalents	(14,903)	(16,162)
Effect of exchange rates	20	(55)
Cash and cash equivalents at the beginning of the period	35,124	36,986
Cash and cash equivalents at the end of the period	$20,241	$20,769
Supplemental disclosure of cash flow information:
Interest paid	$8,314	$13,173
Non-cash activities:
Write-offs of receivables	$174	$249
Write-offs of retired assets	722	10,250
Change in liability for capital expenditures	(3,050)	6,142
Net liabilities assumed at acquisition	748	(123)
Change in issuance of common stock receivable	443	1,141
Change in accrued offering costs	421	1,710
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

Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of June 30, 2014, we owned interests in 29 properties, located in ten states and Canada.

From our inception to October 1, 2012, we raised equity proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the "SEC") initially declared effective our Registration Statement on Form S-11 (Commission File No. 333-177963) (the "Registration Statement") with respect to our continuous public offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Offering"). On September 27, 2012, we designated our previously undesignated common stock as Class E common stock. On October 1, 2012, we effected a stock dividend for all Class E shares at a ratio of 4.786-to-1 in order to achieve an NAV per share for each of the Class A, Class M and Class E shares of $10.00 as of the date we commenced the Offering. Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("Jones Lang LaSalle" or our "Sponsor"), invested an aggregate of $60,200 through purchases of shares of our Class E common stock. On October 1, 2013, all of our Class E stock converted to Class M stock. Holders of Class E stock received approximately 1.001 shares of Class M stock for each share of Class E stock owned. As of June 30, 2014, 16,662,177 shares of Class A common stock and 29,582,324 shares of Class M common stock were outstanding and held by a total of 3,664 stockholders. As of June 30, 2014, we have raised aggregate gross proceeds from the sale of shares of our Class A and Class M common stock of $169,385 and $35,018, respectively.
On June 18, 2014, we filed a registration statement on Form S-11 (Commission File No. 333-196886) with the SEC to register a public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “Follow-on Offering”).
We are currently engaged in a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and
Class D shares of common stock (the "Private Offering"). Upon the SEC declaring the registration statement for our Follow-on Offering effective, we will terminate the Private Offering for class A-I and M-I shares and the Offering and commence the Follow-on Offering. We will reserve the right to terminate the follow-on offering at any time and to extend the Follow-on Offering term to the extent permissible under applicable law.
LaSalle acts as our advisor pursuant to the amended and restated advisory agreement between the Company and LaSalle, which became effective on October 1, 2012 (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle, a New York Stock Exchange-listed global real estate services firm that specializes in commercial property management, leasing and investment management. We have no employees as all operations are managed by our Advisor. Our executive officers are employees of and compensated by our Advisor.

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
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and non-controlling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of June 30, 2014, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs and Grand Lakes Marketplace.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Form 10-K filed with the SEC on March 6, 2014 (our “2013 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2013 audited financial statements included in our 2013 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 is unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At June 30, 2014 and December 31, 2013, our allowance for doubtful accounts was $16 and $41, respectively.
Deferred Expenses
Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at June 30, 2014 and December 31, 2013 was $2,499 and $2,286, respectively.
Acquisitions
We have allocated the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $19,758 and $15,181 at June 30, 2014 and December 31, 2013, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $1,427 and $948 at June 30, 2014 and December 31, 2013, respectively, on the accompanying Consolidated Balance Sheets.

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

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. Market information as available or present value techniques have been utilized to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable, including our line of credit which was entered into at market rates on June 25, 2013, using level two inputs was approximately $9,237 higher and $296 higher than the aggregate carrying amounts at June 30, 2014 and December 31, 2013, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
Derivative Financial Instruments
We record all derivatives on the Consolidated Balance Sheets at fair value. Changes in the fair value of our derivatives are recorded on our consolidated Statements of Operations and Comprehensive Income (Loss) as we have not designated our derivative instruments as hedges. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate caps and swaps.
        As of June 30, 2014, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	6	$97,930
Interest Rate Swap	1	$8,600
The fair value of our interest rate caps and swap represent a liability of $57 and an asset of $262 at June 30, 2014 and December 31, 2013, respectively.
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. The consolidated properties we acquired during 2014 and our gross acquisition price of each are as follows:

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Gross Acquisition Price
Oak Grove Plaza	Retail	120,000	Sachse, TX	100%	January 17, 2014	$22,525
Grand Prairie Distribution Center	Industrial	277,000	Grand Prairie, TX	100%	January 22, 2014	17,200
South Beach Parking Garage (1)	Other	130,000	Miami Beach, FL	100%	January 28, 2014	22,050
Rancho Temecula Town Center	Retail	165,000	Temecula, CA	100%	June 16, 2014	60,000
Charlotte Distribution Center	Industrial	347,000	Charlotte, NC	100%	June 27, 2014	25,550

(1)	Property includes 127,000 square feet of parking space containing 340 parking spaces and 3,000 square feet of retail space.

During the six months ended June 30, 2014 and 2013, we incurred $515 and $91, respectively, of acquisition expenses recorded on the consolidated statements of operations and other comprehensive income (loss). For properties acquired during 2014, we recorded total revenue of $3,430 and net loss of $299 for the six months ended June 30, 2014. For properties acquired during 2013, we recorded total revenue of $18 and net loss of $76 for the six months ended June 30, 2013.

2014 Acquisitions

We allocated the purchase price of our 2014 acquisitions in accordance with authoritative guidance as follows:

2014 Acquisitions
Land	$26,515
Building and equipment	108,997
Ground lease value	428
In-place lease intangible	18,810
Above-market lease intangible	1,214
Below-market lease intangible	(8,639)
$147,325
Weighted average amortization period for intangible assets and liabilities	3-14 years
Proforma Information
The following pro forma financial information is presented as if our 2014 acquisitions had been consummated on the earlier of January 1, 2013 or the date the property began operations. The pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had our 2014 acquisitions been consummated on the earlier of January 1, 2013 or the date the property began operations, nor does it purport to represent the results of operations for future periods.
If these acquisitions had occurred on the earlier of January 1, 2013 or the date the property began operations, the Company's consolidated revenues and net income for the six months ended June 30, 2014 would have been $51,220 and $4,406, respectively, and the Company's consolidated revenues and net loss for the six months ended June 30, 2013 would have been $46,228 and $480, respectively.

Discontinued Operations
The following table summarizes the loss from discontinued operations for 300 Old River Road, 500 Old River Road, 500 West Thomas Road, 1500 South Central Avenue, 18350 Roscoe Boulevard, 18460 Roscoe Boulevard, 18546 Roscoe Boulevard, 4545 East Chandler, 485 South Dobson, 1501 North Gilbert, 116 South Palisade, 525 East Plaza, and 10440 East Riggs (collectively the "Dignity Health Disposition Portfolio") and Canyon Plaza which were disposed of during 2013:

	Three months ended June 30, 2013	Six months ended June 30, 2013
Total revenue	$6,480	$14,909
Real estate taxes	(471)	(907)
Property operating	(1,574)	(2,976)
Net recovery of doubtful accounts	53	297
General and administrative	(90)	(175)
Depreciation and amortization	(1,210)	(8,698)
Interest expense	(1,355)	(2,702)
Income (loss) from discontinued operations	$1,833	$(252)
We did not have any discontinued operations for the three and six months ended June 30, 2014.

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
Summarized Combined Statements of Operations - Unconsolidated Real Estate Affiliate

	Three months ended June 30, 2013	Six months ended June 30, 2013
Total revenues	$4,521	$9,054
Total operating expenses	3,498	6,890
Operating income	1,023	2,164
Total other expenses	1,205	2,423
Net loss	$(182)	$(259)
Company Equity in Income of Unconsolidated Real Estate Affiliate

	Three months ended June 30, 2013	Six months ended June 30, 2013
Net loss of unconsolidated real estate affiliate	$(182)	$(259)
Other members’ share of net loss	98	140
Adjustments and other expenses	13	27
Company equity in loss of unconsolidated real estate affiliate	$(71)	$(92)

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Mortgage notes and other debt payable	Maturity/Extinguishment Date	Interest Rate	Amount payable as of
			June 30, 2014	December 31, 2013
Mortgage notes payable (1) (2) (3) (4) (5)	April 2014 (6) - March 2027	2.06% - 6.14%	$431,409	$356,665
Net debt premium on assumed debt			981	1,141
Mortgage notes and other debt payable, net			$432,390	$357,806
(1) On January 17, 2014, we entered into a $10,550 mortgage note payable on Oak Grove Plaza. The mortgage note is for ten years at a fixed rate of 4.17%.
(2) On March 4, 2014, we entered into a $19,500 mortgage note payable on South Seattle Distribution Center. The mortgage note is for ten years at a fixed rate of 4.38%, interest-only for two years.
(3) On March 7, 2014, we entered into a $9,250 mortgage note payable on South Beach Parking Garage. The mortgage note is for three years and bears a floating interest rate equal to LIBOR plus 1.90%. We entered into a LIBOR interest rate cap at 2.00% for the next two years.
(4) On April 28, 2014, we entered into an $8,600 mortgage note payable on Grand Prairie Distribution Center. The mortgage note is for five years and bears a floating interest rate equal to LIBOR plus 1.80% . We entered into an interest rate swap for this loan which fixed the interest rate at 3.58% for the five year term.
(5) On June 16, 2014, we entered into a $28,000 mortgage note payable on Rancho Temecula Town Center. The mortgage note is for 12 years at a fixed rate of 4.02%.
(6) The mortgage note payable on Stirling Slidell in the amount of $12,007 was scheduled to mature on April 1, 2014. The loan is current and has been transferred to special servicing while we attempt to sell the property.
Aggregate future principal payments of mortgage notes payable as of June 30, 2014 are as follows:

Year	Amount
2014	$12,984
2015	7,801
2016	33,382
2017	95,126
2018	90,800
Thereafter	191,316
Total	$431,409

Line of Credit
On June 25, 2013, we entered into a $40,000 revolving line of credit agreement with Bank of America, N.A. to cover short-term capital needs for new property acquisitions and working capital. The line of credit has a two-year term and bears interest based on LIBOR plus a spread ranging from 1.50% to 2.75% depending on the Company's leverage ratio (1.75% spread at June 30, 2014). We may not draw funds on our line of credit if we experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities, or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of June 30, 2014, no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. There was no outstanding balance on our line of credit as of June 30, 2014 and December 31, 2013.
At June 30, 2014, we were in compliance with all debt covenants.

NOTE 6—COMMON STOCK
We have five classes of common stock authorized as of June 30, 2014. Our previously existing class of undesignated common stock was designated as Class E common stock on September 27, 2012. The outstanding shares of Class E common stock converted to Class M common stock on October 1, 2013. We are no longer authorized to issue any additional shares of Class E common stock. Shares of Class A and M common stock are currently being sold under our continuous public Offering and shares of Class A-I, Class M-I and Class D common stock are currently being offered pursuant to the Private Offering. On May 6, 2014, our board of directors approved the creation and designation of new Class A-I, Class M-I and Class D shares. The fees payable to our dealer manager with respect to each outstanding share of each class, as a percentage of NAV, are as follows:
Public Offering

	Selling Commission	Dealer Manager Fee	Distribution Fee
Class A Shares	up to 3.5%	0.55%	0.50%
Class M Shares	None	0.55% (1)	None
(1) The dealer manager has agreed to reduce the Dealer Manager Fee on Class M shares to 0.30% effective June 1, 2014.
The selling commission, dealer manager fee and distribution fee are offering costs and are recorded as a reduction of capital in excess of par value.
Private Offering

	Selling Commission	Dealer Manager Fee	Distribution Fee
Class A-I Shares	up to 1.5%	0.30%	None
Class M-I Shares	None	0.05%	None
Class D Shares	up to 1.0%	None	None
Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the six months ended June 30, 2014 and for the year ended December 31, 2013 were as follows:

	Six months ended		Year ended
	June 30, 2014		December 31, 2013
	# of shares	Amount	# of shares	Amount
Class A Shares	3,737,993	$38,698	9,462,512	$96,945
Class M Shares	1,083,723	11,187	2,369,700	24,145
Total		$49,885		$121,090
Share Repurchase Plan
On October 1, 2012, we adopted a new share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of Class A, Class M, Class A-I, Class M-I and Class D common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter with certain limitations based on the size of the capital raise in our Offering. For the six months ended June 30, 2014, we repurchased 119,268 and 47,058 shares of Class A and Class M common stock, respectively. During the six months ended June 30, 2013, we repurchased 26,048 shares of Class A common stock that were issued through our distribution reinvestment plan. Additionally, we repurchased 89,163 of our Class M common stock in privately negotiated transactions during the six months ended June 30, 2014.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the six months ended June 30, 2014, we issued 165,838 and 44,526 shares of Class A and Class M common stock, respectively, for $2,164 under the distribution reinvestment plan. For the six months ended June 30, 2013, we issued 52,291 and 9,229 shares of Class A and Class M common stock, respectively for $623 under the distribution reinvestment plan.

Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 45,092,828 and 43,911,750 for the three and six months ended June 30, 2014 and 35,343,798 and 33,445,787 for the three and six months ended June 30, 2013, respectively. We have no dilutive or potentially dilutive securities.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through October 1, 2012, which is the date the SEC declared our registration statement effective, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the Offering. Following the Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Offering period (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred. After the termination of the Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of June 30, 2014 and December 31, 2013, LaSalle had paid $3,349 and $3,815, respectively, of organization and offering costs on our behalf which we had not reimbursed. These costs are included in Accounts payable and other accrued expenses.
NOTE 7—RELATED PARTY TRANSACTIONS
Effective as of October 1, 2012, we entered into a First Amended and Restated Advisory Agreement with LaSalle, pursuant to which we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On June 5, 2014, we entered into a Second Amended and Restated Advisory Agreement with our Advisor with a one year term expiring on June 5, 2015.
The fixed advisory fees for the three and six months ended June 30, 2014 were $1,451 and $2,802, respectively. The fixed advisory fees for the three and six months ended June 30, 2013 were $1,121 and $2,107, respectively. The fixed advisory fees payable at June 30, 2014 and December 31, 2013 were $505 and $450, respectively. There were no performance fees for the three and six months ended June 30, 2014 and 2013.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management and leasing services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three and six months ended June 30, 2014, we paid JLL Americas $275 and $413, respectively. For the three and six months ended June 30, 2013, we paid JLL Americas $52 and $104, respectively. During the six months ended June 30, 2014, we paid JLL Americas $150 in loan placement fees related to the mortgage notes payable on South Seattle Distribution Center and Oak Grove Plaza.
LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, is the dealer manager (the “Dealer Manager”) for the Offering and Private Offering. For the three and six months ended June 30, 2014, we paid the Dealer Manager selling commissions, dealer manager fees and distribution fees totaling $947 and $1,826, respectively. For the three and six months ended June 30, 2013, we paid the Dealer Manager selling commissions, dealer manager fees and distribution fees totaling $535 and $853, respectively. A majority of the selling commissions, dealer manager fees and distribution fees are reallowed to participating broker-dealers.
As of June 30, 2014, we owed $3,349 for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accounts payable and other accrued expenses at June 30, 2014.
NOTE 8—COMMITMENTS AND CONTINGENCIES
From time to time, we have entered into contingent agreements for the acquisition and financing of properties. Such acquisitions and financings are subject to satisfactory completion of due diligence.
We are subject to fixed ground lease payments on South Beach Parking Garage of $94 per year until September 30, 2016. The fixed amount will increase every five years by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has one ten year renewal option.

NOTE 9—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income (loss) from continuing operations as of and for the three and six months ended June 30, 2014 and 2013.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of June 30, 2014	$207,877	$183,273	$261,368	$219,220	$22,487	$894,225
Assets as of December 31, 2013	205,058	141,352	260,734	129,374	—	736,518

Three Months Ending June 30, 2014
Revenues:
Minimum rents	$7,979	$2,837	$6,343	$2,856	$70	$20,085
Tenant recoveries and other rental income	453	913	1,000	988	733	4,087
Total revenues	$8,432	$3,750	$7,343	$3,844	$803	$24,172
Operating expenses:
Real estate taxes	$936	$679	$868	$596	$96	$3,175
Property operating	3,121	158	1,656	492	402	5,829
Provision for doubtful accounts	25	—	9	1	—	35
Total segment operating expenses	$4,082	$837	$2,533	$1,089	$498	$9,039
Operating income - Segments	$4,350	$2,913	$4,810	$2,755	$305	$15,133

Capital expenditures by segment	$837	$849	$2,295	$20	$—	$4,001

Reconciliation to income from continuing operations
Operating income - Segments						$15,133
Advisor fees						1,451
Company level expenses						513
General and administrative						156
Acquisition related expenses						229
Depreciation and amortization						6,848
Operating income						$5,936
Other income and (expenses):
Interest expense						$(4,797)
Total other income and (expenses)						$(4,797)
Income from continuing operations						$1,139

Reconciliation to total consolidated assets as of June 30, 2014
Assets per reportable segments						$894,225
Corporate level assets						7,321
Total consolidated assets						$901,546

Reconciliation to total consolidated assets as of December 31, 2013
Assets per reportable segments						$736,518
Corporate level assets						38,421
Total consolidated assets						$774,939

	Apartment	Industrial	Office	Retail	Total
Three Months Ended June 30, 2013
Revenues:
Minimum rents	$7,844	$1,051	$6,166	$1,501	$16,562
Tenant recoveries and other rental income	448	212	957	563	2,180
Total revenues	$8,292	$1,263	$7,123	$2,064	$18,742
Operating expenses:
Real estate taxes	$843	$166	$718	$353	$2,080
Property operating	3,229	30	1,574	307	5,140
Provision for (recovery of) doubtful accounts	47	—	(3)	2	46
Total segment operating expenses	$4,119	$196	$2,289	$662	$7,266
Operating income - Segments	$4,173	$1,067	$4,834	$1,402	$11,476

Capital expenditures by segment	$596	$7	$3,363	$74	$4,040

Reconciliation to income from continuing operations
Operating income - Segments					$11,476
Advisor fees					1,121
Company level expenses					606
General and administrative					114
Acquisition related expenses					91
Depreciation and amortization					5,588
Operating income					$3,956
Other income and (expenses):
Interest expense					$(5,065)
Equity in loss of unconsolidated affiliate					(71)
Total other income and (expenses)					$(5,136)
Loss from continuing operations					$(1,180)

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ending June 30, 2014
Revenues:
Minimum rents	$16,135	$5,577	$12,511	$5,513	$119	$39,855
Tenant recoveries and other rental income	869	1,621	2,071	1,804	1,335	7,700
Total revenues	$17,004	$7,198	$14,582	$7,317	$1,454	$47,555
Operating expenses:
Real estate taxes	$1,740	$1,217	$1,659	$1,065	$160	$5,841
Property operating	6,340	311	3,282	934	682	11,549
Provision for doubtful accounts	83	—	42	24	—	149
Total segment operating expenses	$8,163	$1,528	$4,983	$2,023	$842	$17,539
Operating income - Segments	$8,841	$5,670	$9,599	$5,294	$612	$30,016

Capital expenditures by segment	$1,386	$849	$4,092	$105	$—	$6,432

Reconciliation to income from continuing operations
Operating income - Segments						$30,016
Advisor fees						2,802
Company level expenses						1,177
General and administrative						428
Acquisition related expenses						515
Depreciation and amortization						13,332
Operating income						$11,762
Other income and (expenses):
Interest expense						$(9,049)
Total other income and (expenses)						$(9,049)
Income from continuing operations						$2,713

	Apartments	Industrial	Office	Retail	Total
Six Months Ended June 30, 2013
Revenues:
Minimum rents	$15,850	$2,084	$11,643	$3,033	$32,610
Tenant recoveries and other rental income	812	386	1,749	1,125	4,072
Total revenues	$16,662	$2,470	$13,392	$4,158	$36,682
Operating expenses:
Real estate taxes	$1,684	$327	$1,461	$628	$4,100
Property operating	6,414	57	2,877	579	9,927
Provision for doubtful accounts	96	—	(4)	35	127
Total segment operating expenses	$8,194	$384	$4,334	$1,242	$14,154
Operating income - Segments	$8,468	$2,086	$9,058	$2,916	$22,528

Capital expenditures by segment	$959	$41	$9,550	$74	$10,624

Reconciliation to income from continuing operations
Operating income - Segments					$22,528
Advisor fees					2,107
Company level expenses					999
General and administrative					319
Acquisition related expenses					91
Depreciation and amortization					10,491
Operating income					$8,521
Other income and (expenses):
Interest expense					$(10,176)
Debt modification expenses					(182)
Equity in loss of unconsolidated affiliate					(92)
Total other income and (expenses)					$(10,450)
Loss from continuing operations					$(1,929)

NOTE 10—DISTRIBUTIONS PAYABLE
On May 6, 2014, our board of directors approved a gross dividend for the second quarter of 2014 of $0.11 per share to stockholders of record as of June 27, 2014. The dividend was paid on August 1, 2014. Class A and Class M stockholders received $0.11 per share, less applicable class-specific fees.
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
In May 2014, the FASB issued an accounting standard update that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied.  The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2017.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
NOTE 12—SUBSEQUENT EVENTS
On July 21, 2014, we entered into a contract to sell Stirling Slidell Shopping Centre to an unrelated third party for approximately $14,600 which will result in a gain on sale of approximately $600. We decided to sell the property as it no longer fit our long-term strategic plans. We expect the sale to close during the third quarter of 2014. The following are the assets and liabilities of Stirling Slidell Shopping Centre, which is included in our retail segment, as of June 30, 2014:

Stirling Slidell Shopping Centre
Land	$3,579
Building and equipment, net	10,282
Other assets, net	1,698
Total assets	$15,559

Mortgage notes payable	$12,007
Other liabilities, net	1,150
Total liabilities	$13,157

On August 5, 2014, our board of directors approved a gross dividend for the third quarter of 2014 of $0.12 per share to stockholders of record as of September 29, 2014, payable on November 7, 2014. Class A, Class M, Class A-I and Class M-I stockholders will receive $0.12 per share, less applicable class-specific fees.

*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2013 Form 10-K and our periodic reports filed with the SEC.

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
The discussions surrounding our consolidated properties refer to our wholly or majority owned and controlled properties, which as of June 30, 2014, were comprised of:
Apartment

•	Station Nine Apartments,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge of Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center (acquired in 2014) and

•	Charlotte Distribution Center (acquired in 2014).

Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	14600 Sherman Way,

•	14624 Sherman Way,

•	4 Research Park Drive,

•	36 Research Park Drive and

•	Railway Street Corporate Centre.
Retail

•	Stirling Slidell Shopping Centre,

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza (acquired in 2014) and

•	Rancho Temecula Town Center (acquired in 2014).
Other

•	South Beach Parking Garage (acquired in 2014).
Discontinued Operations

•	Canyon Plaza (sold in 2013, excluded from December 31, 2013 Consolidated Properties) and

•	the Dignity Health Disposition Portfolio (sold in 2013, excluded from December 31, 2013 Consolidated Properties).
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

We are managed by our Advisor, LaSalle Investment Management, Inc., a subsidiary of our Sponsor, Jones Lang LaSalle Incorporated, a global real estate services firm that specializes in commercial property management, leasing and investment management. We hire property management and leasing companies to provide the on-site, day-to-day management and leasing services for our properties. When selecting a property management or leasing company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2013 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management and leasing service providers that include large national real estate service firms, including an affiliate of our Advisor, and smaller local firms.

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
The following charts summarize our portfolio diversification by property sector and geographic region based upon the fair value of our properties. These tables provide examples of how our Advisor evaluates our real estate portfolio when making investment decisions.

Estimated Percent of Fair Value as of June 30, 2014:

Seasonality
For our six student-oriented apartments, the majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In certain cases we enter into leases for less than the full academic year, including nine-month or shorter-term leases. As a result, cash flows may be reduced during the summer months at properties having lease terms shorter than 12 months. The annual releasing cycle results in significant turnover in the tenant population from year to year. Accordingly, certain property revenues and operating expenses tend to be seasonal in nature, and therefore not incurred ratably over the course of the year. Prior to the commencement of each new lease period, mostly during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period, referred to as the “Turn,” as we have no leases in place. In addition, during the Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality impacts on our operating results during the second and third quarter of each year.
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
Critical Accounting Policies
The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three and six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2013 Form 10-K.

Properties
Properties owned at June 30, 2014 are as follows:

					Percentage Leased as of June 30, 2014
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	99%
Student-oriented Apartment Communities:
Cabana Beach San Marcos (1)	San Marcos, TX	November 21, 2007	78	258,000	88
Cabana Beach Gainesville (1)	Gainesville, FL	November 21, 2007	78	598,000	89
Campus Lodge of Athens (1)	Athens, GA	November 21, 2007	78	229,000	99
Campus Lodge Columbia (1)	Columbia, MO	November 21, 2007	78	256,000	93
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	95
Campus Lodge Tampa (1)	Tampa, FL	February 29, 2008	78	477,000	95
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	100
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	95
14600 Sherman Way	Van Nuys, CA	December 21, 2005	100	50,000	98
14624 Sherman Way	Van Nuys, CA	December 21, 2005	100	53,000	84
4 Research Park Drive	St. Charles, MO	June 13, 2007	100	60,000	100
36 Research Park Drive	St. Charles, MO	June 13, 2007	100	81,000	100
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	95
Retail Segment:
Stirling Slidell Shopping Centre	Slidell, LA	December 14, 2006	100	139,000	74
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	87.85	306,000	98
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	100
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	97
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	93
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100	130,000	100

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	Percentage leased is based on 3,000 square feet of retail space.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type as of June 30, 2014:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	7	2,337,000	33%	93%	$14.61
Industrial	9	3,059,000	43	100	4.09
Office	7	893,000	12	97	29.28
Retail	5	862,000	12	93	16.96
Other	1	3,000	—	100	73.51
Total	29	7,154,000	100%	97%	$12.03

(1)	Amount calculated as in-place minimum base rent for all occupied space at June 30, 2014 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of June 30, 2014, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $11.32.

Recent Events and Outlook
General Company and Market Commentary
On October 1, 2012, the SEC declared effective our registration statement on Form S-11 (File No. 333-177963) with respect to our Offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock, consisting of up to $2,700,000 of shares in our primary offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A shares only, applicable selling commissions. LaSalle Investment Management Distributors, LLC, our affiliate and the Dealer Manager of our Offering, has agreed to distribute shares of our common stock. We intend to use the net proceeds from the Offering, after we pay the fees and expenses attributable to the Offering and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
Designation of Class A-I, Class M-I and Class D Common Stock
On June 5, 2014, we filed Articles Supplementary to our Second Articles of Amendment and Restatement that created and designated new Class I-A, Class I-M and Class I shares of common stock, par value $0.01 per share and on July 8, 2014, we filed Articles of Amendment that amended the name and designation of our Class I-A, Class I-M and Class I common shares to “Class A-I”, “Class M-I” and “Class D” common shares, respectively.
Follow-On Offering
On June 18, 2014, we filed a registration statement on Form S-11 (File No. 333-196886) with the SEC to register our Follow-On Offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in the primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. The per share purchase price for each class of shares offered in the Follow-On Offering will vary from day-to-day and, on each day, will equal our NAV per share for each class of shares, plus, for Class A and Class A-I shares sold in the primary offering only, applicable selling commissions. Proceeds from our Follow-On Offering will be used for the same corporate purposes as the proceeds of the Offering.

Private Offering
We are currently engaged in a Private Offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock. These private offering share classes are designed for individual or institutional accredited investors able to invest $1,000 or more in shares of our common stock. Proceeds from the private offering will be used for the same corporate purposes as listed above.
We have executed on a number of our key strategic initiatives during the six months ended June 30, 2014, including:
Property Acquisitions

•	purchased Oak Grove Plaza for $22,525;

•	purchased Grand Prairie Distribution Center for $17,200;

•	purchased South Beach Parking Garage for $22,050;

•	purchased Rancho Temecula Town Center for $60,000; and

•	purchased Charlotte Distribution Center for $25,550.
Debt

•	entered into a $10,550 mortgage note payable on Oak Grove Plaza;

•	entered into a $19,500 mortgage note payable on South Seattle Distribution Center;

•	entered into a $9,250 mortgage note payable on South Beach Parking Garage;

•	entered into an $8,600 mortgage note payable on Grand Prairie Distribution Center; and

•	entered into a $28,000 mortgage note payable on Rancho Temecula Town Center.
Through these specific and other important accomplishments we continued to reduce our Company leverage ratio, decreased our average interest rate on debt, increased cash reserves and Company-wide liquidity at the same time as providing cash flow to our stockholders through our regular quarterly dividend payments.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 47% as of June 30, 2014.
2014 Key Initiatives
During the remainder of 2014, we intend to continue to use capital raised from our public and private offerings to make new acquisitions that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well located, well leased industrial properties, grocery-anchored community oriented retail properties and apartment properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification by targeting investment properties located in the eastern and western United States. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio between 30% and 50% in the near term. We also intend to use our revolving line of credit to allow us to more efficiently manage our cash flows.
2014 Key Events and Accomplishments
On January 17, 2014, we acquired Oak Grove Plaza, a 120,000 square foot retail property located in Sachse, TX, for approximately $22,525. The acquisition was financed with a ten-year fixed rate mortgage loan, at 4.17%, interest only in the amount of $10,550 and cash on hand.
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

On April 28, 2014, we entered into an $8,600 mortgage note payable on Grand Prairie Distribution Center. The mortgage note is for five years and bears a floating interest rate equal to LIBOR plus 1.80%. We entered into an interest rate swap for this loan which fixed the interest rate at 3.58% for the five year term.
On June 1, 2014, our Dealer Manager, LaSalle Investment Management Distributors, Inc., agreed to reduce the Dealer Manager Fee on Class M common stock from 0.55% to 0.30% of NAV annually. The reduced fee will directly increase the dividend per share to all Class M stockholders.
On June 12, 2014, we executed a lease extension with the sole tenant of Norfleet Distribution Center, a 702,000 square foot industrial building located in Kansas City, MO. The new lease is for a period of twelve years, extending the lease maturity date from 2017 to 2027. The new lease provides for current market rental rates and provides for 1.5% annual rent increases.
On June 16, 2014, we acquired Rancho Temecula Town Center, a 165,000 square foot retail property located in Temecula, CA, for approximately $60,000. The acquisition was financed with a 12-year fixed rate mortgage loan in the amount of $28,000 which bears interest at a fixed rate of 4.02%, interest-only and cash on hand.
On June 27, 2014, we acquired Charlotte Distribution center, a 347,000 square foot industrial building located in Charlotte, NC, for approximately $25,550 using cash on hand. The property is 100% leased to a single tenant for 14 years.

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
Revenues and operating expenses related to Canyon Plaza and the Dignity Health Disposition Portfolio disposed of in 2013 are shown as discontinued operations for the three and six months ended June 30, 2013. Properties acquired during any of the periods presented are presented within the recent acquisitions line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions line include Joliet Distribution Center, Suwanee Distribution Center, Grand Lakes Marketplace, South Seattle Distribution Center, Oak Grove Plaza, South Beach Parking Garage, Grand Prairie Distribution Center, Rancho Temecula Town Center and Charlotte Distribution Center. Properties owned for the three and six months ended June 30, 2014 and 2013 are referred to as our comparable properties.
Results of Operations for the Three Months Ended June 30, 2014 and 2013
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the three months ended June 30, 2014 and 2013:

	Three months ended June 30, 2014	Three months ended June 30, 2013	$ Change	% Change
Revenues:
Minimum rents
Apartment	$7,979	$7,844	$135	1.7%
Industrial	1,033	1,034	(1)	(0.1)
Office	6,343	6,166	177	2.9
Retail	1,476	1,501	(25)	(1.7)
Comparable properties total	$16,831	$16,545	$286	1.7%
Recent acquisitions	3,254	17	3,237	19,041
Total	$20,085	$16,562	$3,523	21.3%

Tenant recoveries and other rental income
Apartment	$453	$448	$5	1.1%
Industrial	180	212	(32)	(15.1)
Office	1,000	957	43	4.5
Retail	481	563	(82)	(14.6)
Comparable properties total	$2,114	$2,180	$(66)	(3.0)%
Recent acquisitions	1,973	—	1,973	100.0
Total	$4,087	$2,180	$1,907	87.5%
Total revenues	$24,172	$18,742	$5,430	29.0%
Minimum rents at comparable properties increased by $286 for the three months ended June 30, 2014 as compared to the same period in 2013. The increase is primarily due to increased rents of $361 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae leases. Additionally, there was an increase of $135 at our apartment properties for the three months ended June 30, 2014 as compared to the same period in 2013 due to increased rental rates. Partially offsetting these increases was a decrease of $260 at 111 Sutter Street related to lower occupancy for the three months ended June 30, 2014 as compared to the same period in 2013.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at comparable properties decreased by $66 for the three months ended June 30, 2014 as compared to the same period in 2013. The decrease is primarily related to lower recoveries of $63 and $36 at Stirling Slidell Shopping Centre and 111 Sutter Street, respectively, related to lower occupancy for the three months ended June 30, 2014 as compared to the same period in 2013.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts from continuing operations, by reportable segment, for the three months ended June 30, 2014 and 2013:

	Three months ended June 30, 2014	Three months ended June 30, 2013	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$936	$843	$93	11.0%
Industrial	162	166	(4)	(2.4)
Office	868	718	150	20.9
Retail	271	353	(82)	(23.2)
Comparable properties total	$2,237	$2,080	$157	7.5%
Recent acquisitions	938	—	938	100.0
Total	$3,175	$2,080	$1,095	52.6%

Property operating
Apartment	$3,121	$3,229	$(108)	(3.3)%
Industrial	30	30	—	—
Office	1,656	1,574	82	5.2
Retail	318	307	11	3.6
Comparable properties total	$5,125	$5,140	$(15)	(0.3)%
Recent acquisitions	704	—	704	100.0
Total	$5,829	$5,140	$689	13.4%

Net provision for (recovery of) doubtful accounts
Apartment	$25	$47	$(22)	(46.8)%
Office	9	(3)	12	(400.0)
Retail	1	2	(1)	(50.0)
Total	$35	$46	$(11)	(23.9)%
Total operating expenses	$9,039	$7,266	$1,773	24.4%

Real estate taxes at comparable properties increased by $157 for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily due to increases of $99, $93 and $40 at 111 Sutter Street, Monument IV at Worldgate and Cabana Beach Gainesville, respectively, related to higher tax reassessment in the three months ended June 30, 2014. These increases were partially offset with a lower tax reassessment of $81 at the District at Howell Mill for the three months ended June 30, 2014 as compared to the same period in 2013.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties decreased $15 for the three months ended June 30, 2014 as compared to the same period of 2013. The decrease is primarily related to decreased costs of $103 at Campus Lodge Tampa related to decreases in utility and repair and maintenance expenses during the three months ended June 30, 2014. The decrease was partially offset with an increase of $81 at the Sherman Way properties due to higher parking garage expenses for the three months ended June 30, 2014 as compared to the same period in 2013.

Net provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased by $11 for the three months ended June 30, 2014 as compared to the same period of 2013, primarily related to $22 of lower bad debts at our apartment properties related to collections of previously reserved accounts. This decrease was partially offset by an increase of $12 of bad debts at 14600 Sherman Way that occurred during the three months ended June 30, 2014.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2014 and 2013:

	Three months ended June 30, 2014	Three months ended June 30, 2013	$ Change	% Change
Advisor fees	$1,451	$1,121	$330	29.4%
Company level expenses	513	606	(93)	(15.3)
General and administrative	156	114	42	36.8
Acquisition related expenses	229	91	138	151.6
Depreciation and amortization	6,848	5,588	1,260	22.5
Interest expense	4,797	5,065	(268)	(5.3)
Equity in income of unconsolidated affiliate	—	71	(71)	(100.0)
Loss from discontinued operations	—	(1,833)	1,833	(100.0)
Total expenses	$13,994	$10,823	$3,171	29.3%
Advisor fees relate to the fixed advisory fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The increase in advisor fees of $330 for the three months ended June 30, 2014 as compared to the same period of 2013 is primarily related to capital raised over the past year.
Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $93 for the three months ended June 30, 2014 as compared to the same period in 2013 primarily due to a decrease in corporate legal fees and appraisal fees.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $42 due to acquisition of properties during the three months ended June 30, 2014. We expect general and administrative expenses to continue to increase as we acquire properties in the future.
Acquisition related expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $138 for the three months ended June 30, 2014 as compared to the same period in 2013, related to the acquisitions of Rancho Temecula Town Center and Charlotte Distribution Center during the the three months ended June 30, 2014.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $1,260 in depreciation and amortization expense for the three months ended June 30, 2014 as compared to the same period in 2013 is primarily related to an increase of $1,736 for our acquisitions that occurred in 2013 and 2014. These increases were partially offset by a decrease of $523 at 111 Sutter Street due to acceleration of depreciation related to tenant vacancies that occurred during the three months ended June 30, 2013.

Interest expense decreased by $268 for the three months ended June 30, 2014 as compared to the same period in 2013 as debt payoffs and interest savings from loan refinancings more than offset new debt taken out as part of our new property acquisitions.
Equity in income of unconsolidated affiliate relates to our share of the income from Legacy Village, which was sold on October 29, 2013, to our joint venture partners.
Loss from discontinued operations in the period ended June 30, 2013 is related to the sales of the Dignity Health Disposition Portfolio and Canyon Plaza during 2013. There were no dispositions during the three months ended June 30, 2014.

Results of Operations for the Six Months Ended June 30, 2014 and 2013
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the six months ended June 30, 2014 and 2013:

	Six months ended June 30, 2014	Six months ended June 30, 2013	$ Change	% Change
Revenues:
Minimum rents
Apartment	$16,135	$15,850	$285	1.8%
Industrial	2,066	2,066	—	—
Office	12,511	11,643	868	7.5
Retail	2,982	3,033	(51)	(1.7)
Comparable properties total	$33,694	$32,592	$1,102	3.4%
Recent acquisitions	6,161	18	6,143	34,128
Total	$39,855	$32,610	$7,245	22.2%

Tenant recoveries and other rental income
Apartment	$869	$812	$57	7.0%
Industrial	360	386	(26)	(6.7)
Office	2,071	1,749	322	18.4
Retail	915	1,125	(210)	(18.7)
Comparable properties total	$4,215	$4,072	$143	3.5%
Recent acquisitions	3,485	—	3,485	100
Total	$7,700	$4,072	$3,628	89.1%
Total revenues	$47,555	$36,682	$10,873	29.6%
Minimum rents at comparable properties increased by $1,102 for the six months ended June 30, 2014 as compared to the same period in 2013. The increase is primarily due to increased rents of $1,016 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae leases. Additionally, there was an increase of $285 at our apartment properties for the six months ended June 30, 2014 as compared to the same period in 2013 due to increased rental rates. Partially offsetting these increases was a decrease of $306 at 111 Sutter Street related to lower occupancy for the six months ended June 30, 2014 as compared to the same period in 2013.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at comparable properties increased by $143 for the six months ended June 30, 2014 as compared to the same period in 2013. The increase is primarily related to higher recoveries of $171 at Monument IV at Worldgate and $89 at Railway Street Corporate Center due to increased occupancy during the six months ended June 30, 2014 as compared to the same period in 2013. The increases were partially offset by lower recoveries of $122 at The District at Howell Mill due to lower utility expense and lower real estate taxes as a result of a reassessment during the six months ended June 30, 2014.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts from continuing operations, by reportable segment, for the six months ended June 30, 2014 and 2013:

	Six months ended June 30, 2014	Six months ended June 30, 2013	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$1,740	$1,684	$56	3.3%
Industrial	325	321	4	1.2
Office	1,659	1,461	198	13.6
Retail	497	628	(131)	(20.9)
Comparable properties total	$4,221	$4,094	$127	3.1%
Recent acquisitions	1,620	6	1,614	26,900
Total	$5,841	$4,100	$1,741	42.5%

Property operating
Apartment	$6,340	$6,414	$(74)	(1.2)%
Industrial	59	56	3	5.4
Office	3,282	2,877	405	14.1
Retail	618	579	39	6.7
Comparable properties total	$10,299	$9,926	$373	3.8%
Recent acquisitions	1,250	1	1,249	124,900
Total	$11,549	$9,927	$1,622	16.3%

Net provision for (recovery of) doubtful accounts
Apartment	$83	$96	$(13)	(13.5)%
Office	42	(4)	46	(1,150)
Retail	24	$35	(11)	(31.4)
Total	$149	$127	$22	17.3%
Total operating expenses	$17,539	$14,154	$3,385	23.9%

Real estate taxes at comparable properties increased by $127 for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily due to increases of $113, $108, and $67 at Monument IV at Worldgate, 111 Sutter Street, and Cabana Beach San Marcos, respectively, related to higher tax reassessment in the six months ended June 30, 2014. These increases were partially offset with a lower tax reassessment of $130 at the District at Howell Mill for the six months ended June 30, 2014 as compared to the same period in 2013.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $373 for the six months ended June 30, 2014 as compared to the same period of 2013. The increase is primarily related to increased costs of $215 at the Sherman Way properties due to higher parking garage expenses. Additionally, there was an increase of $142 related to the commencement of the Amazon Corporate LLC and Fannie Mae leases at Monument IV at Worldgate. These increases were partially offset by a decrease of $152 at Campus Lodge Tampa related to decreases in utility and repair and maintenance expenses during the six months ended June 30, 2014
Net provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $22 for the six months ended June 30, 2014 as compared to the same period of 2013, primarily related to $46 of higher bad debts at the Sherman Way properties that occurred during the six months ended June 30, 2014. This increase was partially offset by a decrease of $21 at the District at Howell Mill related to collections of previously reserved accounts.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2014 and 2013:

	Six months ended June 30, 2014	Six months ended June 30, 2013	$ Change	% Change
Advisor fees	$2,802	$2,107	$695	33.0%
Company level expenses	1,177	999	178	17.8
General and administrative	428	319	109	34.2
Acquisition related expenses	515	91	424	465.9
Depreciation and amortization	13,332	10,491	2,841	27.1
Interest expense	9,049	10,176	(1,127)	(11.1)
Debt modification expense	—	182	(182)	(100.0)
Equity in income of unconsolidated affiliate	—	92	(92)	(100.0)
Loss from discontinued operations	—	252	(252)	(100.0)
Total expenses	$27,303	$24,709	$2,594	10.5%
Advisor fees relate to the fixed advisory fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The increase in advisor fees of $695 for the six months ended June 30, 2014 as compared to the same period of 2013 is primarily related to capital raised over the past year.
Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $178 for the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to an increase in state registration fees and higher corporate legal fees.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $109 due to acquisition of properties and higher bank fees and other state taxes during the six months ended June 30, 2014.
Acquisition related expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $424 for the six months ended June 30, 2014 as compared to the period ended June 30, 2013 related to the acquisitions of Oak Grove Plaza, Grand Prairie Distribution Center, South Beach Parking Garage, Rancho Temecula Town Center, and Charlotte Distribution Center during the the six months ended June 30, 2014.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $2,841 in depreciation and amortization expense for the six months ended June 30, 2014 as compared to the period ended June 30, 2013 is primarily related to an increase of $3,246 related to our 2013 and 2014 acquisitions.

Interest expense decreased by $1,127 for the six months ended June 30, 2014 as compared to the period ended June 30, 2013 as debt payoffs and interest savings from loan refinancings more than offset new debt taken out as part of our new property acquisitions.

Debt modification expenses in 2013 are due to expenses incurred for the mortgage note modification at 111 Sutter Street.
Equity in income of unconsolidated affiliate relates to our share of the income from Legacy Village, which was sold on October 29, 2013 to our joint venture partners.
Loss from discontinued operations in the period ended June 30, 2013 is related to the sales of the Dignity Health Disposition Portfolio and Canyon Plaza during 2013. There were no dispositions during the six months ended June 30, 2014.

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
The following table presents a reconciliation of net income (loss) to FFO for the periods presented:

Reconciliation of net income (loss) to FFO	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$871	$626	$2,158	$(2,247)
Plus: Real estate depreciation and amortization (1)	6,508	7,003	12,662	19,587
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$7,379	$7,629	$14,820	$17,340
Weighted average shares outstanding, basic and diluted	45,092,828	35,343,798	43,911,750	33,445,787
FFO per share, basic and diluted	$0.16	$0.22	$0.34	$0.52

(1)	Includes amounts attributable to discontinued operations, non-controlling interests and unconsolidated real estate affiliate.
The following table presents a reconciliation of FFO to AFFO for the periods presented:

Reconciliation of FFO to AFFO	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$7,379	$7,629	$14,820	$17,340
Straight-line rental income (1)	(873)	(976)	(1,599)	(2,003)
Amortization of above- and below-market leases (1)	(347)	(635)	(711)	(4,303)
Amortization of net discount on assumed debt (1)	(79)	(50)	(152)	(484)
Loss on derivative instruments and extinguishment or modification of debt	116	—	116	182
Acquisition expenses	229	91	515	91
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$6,425	$6,059	$12,989	$10,823
Weighted average shares outstanding, basic and diluted	45,092,828	35,343,798	43,911,750	33,445,787
AFFO per share, basic and diluted	$0.14	$0.17	$0.30	$0.32

(1)	Includes amounts attributable to discontinued operations, non-controlling interests and unconsolidated real estate affiliate.

NAV as of June 30, 2014
The NAV per share for our Class A and Class M shares as of June 30, 2014 was $10.32 and $10.34, respectively. The increase in NAV of all share classes from December 31, 2013, is primarily related to a net increase of 0.8% in the value of our properties, which resulted in an increase in NAV of $0.15 per share for the year. Property operations for the first half of 2014 had a slightly positive impact on NAV as property operations exceeded dividends declared for the period. Our Class A and M NAV are reduced by normal and recurring class-specific fees and offering and organization costs.
The following table provides a breakdown of the major components of our NAV as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Component of NAV	Class A Shares	Class M Shares	Class A Shares	Class M Shares
Real estate investments (1)	$311,924	$554,948	$221,587	$487,332
Debt	(142,677)	(253,839)	(100,775)	(221,632)
Other assets and liabilities, net	2,630	4,680	11,812	25,977
Estimated enterprise value premium	None Assumed	None Assumed	None Assumed	None Assumed
NAV	$171,877	$305,789	$132,624	$291,677
Number of outstanding shares	16,662,177	29,582,324	13,043,452	28,634,822
NAV per share	$10.32	$10.34	$10.17	$10.19

(1)	The value of our real estate investments was less than the historical cost by approximately 5.9% and 8.4% as of June 30, 2014 and December 31, 2013, respectively.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of June 30, 2014:

	Apartment	Industrial	Office	Retail	Total Company
Exit capitalization rate	6.94%	6.49%	6.73%	6.81%	6.75%
Discount rate/internal rate of return (IRR)	8.26	7.38	7.88	7.56	7.83
Annual market rent growth rate	2.79	3.04	3.21	3.27	3.07
Holding period (years)	10.00	10.00	10.00	10.00	10.00
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of June 30, 2014 of 0.25% would yield a decrease in our total real estate asset value of 1.45% and our NAV per each share class would have been $10.05 and $10.07 for Class A and Class M, respectively. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2013 of 0.25% would yield a decrease in our total real estate asset value of 1.54% and our NAV per each share class would have been $9.91 and $9.93 for Class A and Class M, respectively.

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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to the Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our Share Repurchase Plan
The sources and uses of cash for the six months ended June 30, 2014 and 2013 were as follows:

	Six months ended June 30, 2014	Six months ended June 30, 2013	$ Change
Net cash provided by operating activities	$14,631	$10,038	$4,593
Net cash used in investing activities	(139,781)	(59,292)	(80,489)
Net cash provided by financing activities	110,247	33,092	77,155
Cash provided by operating activities increased by $4,593 for the six months ended June 30, 2014, as compared to the same period in 2013. An increase of $3,489 in cash from operating activities is primarily related to leasing of Monument IV at Worldgate and acquisitions of new properties. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable and accounts payable and other accrued expenses. These changes in our working capital caused an increase to cash provided by operating activities of $1,104 between the six months ended June 30, 2014 and the same period in 2013, primarily related to higher accrued real estate taxes.
Cash used in investing activities increased by $80,489 for the six months ended June 30, 2014, as compared to the same period in 2013. The increase was primarily related to the acquisition of five properties totaling $136,865 during the six months ended June 30, 2014 as compared to the acquisition of two properties totaling $58,820 for the same period in 2013.
Cash provided by financing activities increased by $77,155 for the six months ended June 30, 2014 as compared to the same period in 2013. The increase is primarily related to proceeds from mortgage notes of $88,900 more than offsetting the decrease in principal payments on mortgage notes of $36,328. Partially offsetting the increase is a $25,172 decrease in the amount of capital raised during 2014 as compared to 2013. We expect to continue to raise capital from the Offering and will use portions of the capital raise to acquire new properties, retire debt and repurchase common stock.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at June 30, 2014 and December 31, 2013 for such debt.
Consolidated Debt

	June 30, 2014		December 31, 2013
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$321,479	4.85%	$255,985	5.05%
Variable	109,930	2.58	100,680	2.64
Total	$431,409	4.27%	$356,665	4.37%

The mortgage note payable on Stirling Slidell in the amount of $12,007 was scheduled to mature on April 1, 2014. The loan is current and has been transferred to special servicing while we attempt to sell the property.
Contractual Cash Obligations and Commitments
From time to time, we have entered into contingent agreements for the acquisition and financing of properties. Such acquisitions and financings are subject to satisfactory completion of due diligence.
We are subject to fixed ground lease payments on South Beach Parking Garage of $94 per year until September 30, 2016. The fixed amount will increase every five years by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has one ten year renewal option.
Other Sources
On October 1, 2012, the SEC declared effective our registration statement on Form S-11 (File No. 333-177963) with respect to our continuous public Offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock, consisting of up to $2,700,000 of shares in our primary Offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. We intend to use the net proceeds from the Offering, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan.
On June 18, 2014, we filed a registration statement on Form S-11 (File No. 333-196886) with the SEC to register our Follow-On Offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in the primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. Proceeds from our Follow-On Offering will be used for the same corporate purposes as the proceeds of the Offering.
We are currently engaged in a Private Offering of up to $400,000 in any combination of our Class A-I, Class M-I and
Class D shares of common stock. Upon the SEC declaring the registration statement for our Follow-on Offering effective, we will terminate the Private Offering for class A-I and M-I shares and our ongoing Offering and commence the Follow-on Offering. We will reserve the right to terminate the Follow-on Offering at any time and to extend the Follow-on Offering term to the extent permissible under applicable law.
Off Balance Sheet Arrangements
At June 30, 2014 and December 31, 2013, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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
In May 2014, the FASB issued an accounting standard update that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied.  The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2017.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of June 30, 2014, we had consolidated debt of $431,409, which included $109,930 of variable-rate debt. Including the $981 net premium on the assumption of debt, we have consolidated debt of $432,390 at June 30, 2014. We also entered into interest rate cap and swap agreements on $106,530 of debt which cap the LIBOR rate at between 1.0% and 3.6% over the next three years. A 25 basis point movement in the interest rate on the $109,930 of variable-rate debt would have resulted in an approximately $275 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2014, the fair value of our mortgage notes payable was estimated to be approximately $9,237 higher than the carrying value of $431,409. If treasury rates were 25 basis points higher at June 30, 2014, the fair value of our mortgage notes payable would have been approximately $3,667 higher than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the six months ended June 30, 2014 and 2013, we recognized a foreign currency translation loss of $26 and $529, respectively. At June 30, 2014, a 10% unfavorable exchange rate movement would have caused our $26 foreign currency translation loss to be increased by $828 resulting in a foreign currency translation loss of approximately $854.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The most significant risk factors applicable to the Company are described in Item 1A to our 2013 Form 10-K. The following risk factors supplement the risk factors set forth in our 2013 Form 10-K.

The mortgage loans on two of our properties provide that the issuance, transfer and redemption of our shares are permitted only so long as we are advised by LaSalle, its affiliate, or a suitable successor or replacement, which could limit our ability to terminate our advisor, or make such termination costly.

The loan agreement executed on April 30, 2007 in connection with the mortgage loan on Station Nine Apartments, or the loan agreement, provides that the transfer or redemption of shares of our common stock and the transfer of ownership of Station Nine Apartments or our subsidiary which owns Station Nine Apartments are permitted equity transfers under the loan agreement only so long as we are advised by LaSalle or its affiliate, a successor by merger to LaSalle or its affiliate or any entity that, together with its affiliates, owns, manages, advises or lends against commercial real estate assets of at least $1.0 billion. In the event that we ceased to be advised by LaSalle or its affiliate or another qualifying entity under the loan agreement, any transfer or redemption of our shares or transfer or sale of Station Nine Apartments could be deemed an event of default under the loan agreement. Such an event of default would entitle the lender to exercise all rights and remedies available under the loan agreement and the other loan documents and at law and in equity, including, without limitation, declaring the full amount of the loan immediately due and payable and seeking foreclosure. The loan on Station Nine Apartments may be prepaid, subject to the payment of a prepayment fee of the greater of 1% of the outstanding loan balance or yield maintenance.
The deed of trust executed on June 17, 2005 in connection with the mortgage loan on 111 Sutter Street, or the deed of trust, provides that the issuance, transfer or redemption of shares of our common stock are permitted transfers under the deed of trust only so long as we are advised by LaSalle or its affiliate, a successor by merger to LaSalle or its affiliate or any entity that, together with its affiliates, owns, manages, advises or lends against commercial real estate assets of at least $3.0 billion. In the event that we ceased to be advised by LaSalle or its affiliate or another qualifying entity under the deed of trust, any issuance, transfer or redemption of shares of our common stock could be deemed an event of default under the deed of trust. Such an event of default would entitle the beneficiary under the deed of trust to exercise all rights and remedies available under the deed of trust and the other loan documents and at law and in equity, including, without limitation, declaring the full amount of the loan immediately due and payable and seeking foreclosure. The loan on 111 Sutter Street may be prepaid, subject to the payment of a prepayment fee of the greater of 3% of the outstanding loan balance or yield maintenance.
The foregoing provisions could have the effect of limiting our ability to terminate our advisor or, in the event that we incur a fee in connection with the prepayment of the loan on Station Nine Apartments or 111 Sutter Street, make such a termination more costly. In addition, in the event that we were to default under the loan agreement or the deed of trust, it could have a material adverse effect on our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase plan limits repurchases during any calendar quarter to shares with an aggregate value (based on the repurchase price per share on the day the repurchase is effected) of 5% of the combined NAV of all classes of shares as of the last day of the previous calendar quarter, which means that in any 12-month period, we limit repurchases to approximately 20% of our total NAV. If the quarterly volume limitation is reached on or before the third business day of a calendar quarter, repurchase requests during the next quarter will be satisfied on a stockholder by stockholder basis, which we refer to as a “per stockholder allocation,” instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each of our stockholders would be allowed to request repurchase at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter. The per stockholder allocation requirement will remain in effect for each succeeding quarter for which the total repurchases for the immediately preceding quarter exceeded four percent of our NAV on the last business day of such preceding quarter. If total repurchases during a quarter for which the per stockholder allocation applies are equal to or less than four percent of our NAV on the last business day of such preceding quarter, then repurchases will again be first-come, first-served for the next succeeding quarter and each quarter thereafter.
Moreover, until our total NAV has reached $600,000, repurchases for shares of all classes in the aggregate may not exceed 25% of the gross proceeds received by us from the commencement of our Offering through the last day of the prior calendar quarter.
During the three months ended June 30, 2014, we repurchased 77,219 and 30,831 shares of Class A and Class M common stock, respectively, under the share repurchase plan. We did not issue any securities during this period that were not registered under the Securities Act.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (2)
April 1-April 30, 2014	7,251	$10.29	7,251	—
May 1-May 31, 2014 (3)	80,469	$10.21	40,721	—
June 1-June 30, 2014 (4)	109,494	$10.28	60,078	—
(1)     On October 1, 2012, we adopted our current share repurchase plan.
(2)     Redemptions are limited as described above.
(3) In May 2014, we repurchased 39,748 of our Class M common stock in privately negotiated transactions at an approximate 2-5% discount to NAV.
(4) In June 2014, we repurchased 49,415 of our Class M common stock in privately negotiated transactions at an approximate 2% discount to NAV.

On October 1, 2012, our registration statement on Form S-11 (File No. 333-177963), with respect to our Offering of up to $3,000,000 of shares of common stock, of which $2,700,000 of shares of common stock are being offered pursuant to our primary offering and $300,000 of shares of common stock are being offered pursuant to our distribution reinvestment plan, was declared effective under the Securities Act and we commenced the Offering. The per share price for each class equals the daily NAV per share for such class, plus, for Class A shares only, applicable selling commissions, with discounts available to certain categories of purchasers.
As of June 30, 2014, we have sold the following shares of common stock and raised the following proceeds in connection with the Offering:

	Shares	Proceeds
Primary Offering
Class A Shares	16,488,518	$169,385
Class M Shares	3,425,706	35,018
Distribution Reinvestment Plan
Class A Shares	324,156	3,312
Class M Shares	82,999	851
Total	20,321,379	$208,566

As of June 30, 2014, we incurred the following costs in connection with the issuance and distribution of shares of our common stock in the Offering:

Type of Cost	Amount
Offering costs to related parties (1)	$11,677

(1)
Comprised of $1,224 in selling commissions, $2,137 in dealer manager fees, $841 in distribution fees and $7,475 in other offering costs. Selling commissions, dealer manager fees and distribution fees of $3,020 have been reallowed to third parties.

From the commencement of the Offering through June 30, 2014, the net proceeds to us from our Offering, excluding DRIP proceeds, after deducting the total expenses incurred described above, were $192,726. From the commencement of the Offering through June 30, 2014, net proceeds from our Offering have been allocated to reduce borrowings by $109,613 and to purchase interests in real estate of $83,113.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 7, 2014	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

1.1
Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle     Investment Management Distributors, LLC, dated as of June 5, 2014 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014)

3.1
Articles Supplementary to the Second Articles of Amendment and Restatement of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014)

4.1
Amended and Restated Distribution Reinvestment Plan of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014)

4.2	Form of Subscription Agreement

10.1
Second Amended and Restated Advisory Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management, Inc., dated as of June 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014)

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