Form 10-Q
period 2014-09-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2014-11-06
CIK 1314152

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
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 000-51948
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 6, 2014 were 14,930,420 shares of Class A Common Stock, 23,681,827 shares of Class M Common Stock, 4,580,309 of Class A-I Common Stock, 545,013 of Class M-I Common Stock and 3,320,683 shares of Class D Common Stock.
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Jones Lang LaSalle Income Property Trust, Inc.
INDEX

PAGE NUMBER
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2014 and 2013 (unaudited)	4

Consolidated Statements of Equity for the nine months ended September 30, 2014 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	45

Item 6. Exhibits	45

SIGNATURES	46

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $29,660 and $29,660, respectively)	$156,231	$134,407
Buildings and equipment (including from VIEs of $205,657 and $203,513, respectively)	693,952	593,078
Less accumulated depreciation (including from VIEs of $(27,177) and $(23,466), respectively)	(67,383)	(54,686)
Net property and equipment	782,800	672,799
Cash and cash equivalents (including from VIEs of $4,957 and $3,257, respectively)	40,521	35,124
Restricted cash (including from VIEs of $3,341 and $819, respectively)	4,236	14,781
Tenant accounts receivable, net (including from VIEs of $1,000 and $1,064, respectively)	3,493	2,112
Deferred expenses, net (including from VIEs of $1,104 and $1,356, respectively)	8,867	7,449
Acquired intangible assets, net (including from VIEs of $3,656 and $4,038, respectively)	47,614	35,488
Deferred rent receivable, net (including from VIEs of $831 and $874, respectively)	7,937	6,012
Prepaid expenses and other assets (including from VIEs of $447 and $647, respectively)	1,440	1,174
TOTAL ASSETS	$896,908	$774,939
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $162,331 and $163,151, respectively)	$422,716	$357,806
Accounts payable and other accrued expenses (including from VIEs of $2,909 and $2,834, respectively)	16,213	14,636
Distributions payable	4,952	3,852
Accrued interest (including from VIEs of $550 and $368, respectively)	1,472	820
Accrued real estate taxes (including from VIEs of $2,854 and $117, respectively)	5,706	1,012
Advisor fees payable	514	450
Acquired intangible liabilities, net	11,333	5,015
TOTAL LIABILITIES	462,906	383,591
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 18,259,345 and 13,043,452 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	183	130
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 25,570,007 and 28,634,822 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	256	286
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 96,525 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1	—
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 3,320,683 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	33	—
Additional paid-in capital (net of offering costs of $13,369 and $8,611 as of September 30, 2014 and December 31, 2013, respectively)	677,800	624,589
Accumulated other comprehensive loss	(569)	(95)
Distributions to stockholders	(118,200)	(104,919)
Accumulated deficit	(137,671)	(140,798)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	421,833	379,193
Noncontrolling interests	12,169	12,155
Total equity	434,002	391,348
TOTAL LIABILITIES AND EQUITY	$896,908	$774,939
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
$ in thousands, except share and per share amounts
(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Revenues:
Minimum rents	$20,515	$16,946	$60,370	$49,556
Tenant recoveries and other rental income	4,165	2,211	11,865	6,283
Total revenues	24,680	19,157	72,235	55,839
Operating expenses:
Real estate taxes	3,195	1,893	9,036	5,993
Property operating	7,403	6,439	18,952	16,366
Provision for doubtful accounts	168	104	317	232
Advisor fees	1,554	1,248	4,356	3,355
Company level expenses	724	605	1,901	1,604
General and administrative	212	145	640	465
Acquisition related expenses	5	220	520	311
Depreciation and amortization	7,353	5,694	20,685	16,184
Total operating expenses	20,614	16,348	56,407	44,510
Operating income	4,066	2,809	15,828	11,329
Other income and (expenses):
Interest expense	(4,687)	(4,892)	(13,736)	(15,068)
Debt modification expense	—	—	—	(182)
Equity in income (loss) of unconsolidated affiliate	—	35	—	(57)
Gain on disposition of property and extinguishment of debt	589	1,149	589	1,149
Total other income and (expenses)	(4,098)	(3,708)	(13,147)	(14,158)
(Loss) income from continuing operations	(32)	(899)	2,681	(2,829)
Discontinued operations:
Income (loss) from discontinued operations	813	(10,521)	813	(10,772)
Total income (loss) from discontinued operations	813	(10,521)	813	(10,772)
Net income (loss)	781	(11,420)	3,494	(13,601)
Less: Net loss (income) attributable to the noncontrolling interests	188	361	(367)	295
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$969	$(11,059)	$3,127	$(13,306)
Net income (loss) from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$—	$(0.01)	$0.05	$(0.07)
Total income (loss) from discontinued operations per share-basic and diluted	$0.02	$(0.27)	$0.02	$(0.31)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.02	$(0.28)	$0.07	$(0.38)
Weighted average common stock outstanding-basic and diluted	47,271,566	38,860,238	45,043,996	35,270,437
Other comprehensive income (loss):
Foreign currency translation adjustment	(448)	207	(474)	(322)
Total other comprehensive (loss) income	(448)	207	(474)	(322)
Net comprehensive income (loss)	$521	$(10,852)	$2,653	$(13,628)
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock Class A		Common Stock Class M		Common Stock Class M-I		Common Stock Class D		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions to Stockholders	Accumulated Deficit	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2014	13,043,452	$130	28,634,822	$286	—	—	—	—	$624,589	$(95)	$(104,919)	$(140,798)	$12,155	$391,348
Issuance of common stock	5,453,256	55	1,663,622	17	96,525	$1	3,320,683	$33	109,867	—	—	—	—	109,973
Repurchase of shares	(237,363)	(2)	(4,732,437)	(47)	—	—	—	—	(51,939)	—	—	—	—	(51,988)
Offering costs	—	—	—	—	—	—	—	—	(4,758)	—	—	—	—	(4,758)
Stock based compensation	—	—	4,000	—	—	—	—	—	41	—	—	—	—	41
Net income	—	—	—	—	—	—	—	—	—	—	—	3,127	367	3,494
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(474)	—	—	—	(474)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	243	243
Cash distributed to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(596)	(596)
Distributions declared per share ($0.34)	—	—	—	—	—	—	—	—	—	—	(13,281)	—	—	(13,281)
Balance, September 30, 2014	18,259,345	$183	25,570,007	$256	96,525	$1	3,320,683	$33	$677,800	$(569)	$(118,200)	$(137,671)	$12,169	$434,002
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands
(Unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,494	$(13,601)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	19,664	21,127
Gain on disposition of property and extinguishment of debt (including discontinued operations)	(908)	(1,149)
Net provision for (recovery of) doubtful accounts (including discontinued operations)	317	(54)
Straight line rent (including discontinued operations)	(1,973)	(2,915)
Impairment of real estate (including discontinued operations)	—	10,182
Equity in loss of unconsolidated affiliate	—	35
Net changes in assets, liabilities and other	2,855	2,457
Net cash provided by operating activities	23,449	16,082
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investment	(136,865)	(103,295)
Proceeds from sale of real estate investments, net	14,301	—
Capital improvements and lease commissions	(7,680)	(15,953)
Loan escrows	632	3,556
Net cash used in investing activities	(129,612)	(115,692)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	106,337	101,261
Repurchase of shares	(51,988)	(2,598)
Offering costs	(5,719)	(2,781)
Distributions to stockholders	(8,650)	(8,465)
Distributions paid to noncontrolling interests	(596)	(423)
Contributions received from noncontrolling interests	243	602
Draws on credit facility, net	—	10,000
Proceeds from mortgage notes and other debt payable	91,770	55,000
Debt issuance costs	(574)	(1,016)
Principal payments on mortgage notes and other debt payable	(19,180)	(74,927)
Net cash provided by financing activities	111,643	76,653
Net increase (decrease) in cash and cash equivalents	5,480	(22,957)
Effect of exchange rates	(83)	(25)
Cash and cash equivalents at the beginning of the period	35,124	36,986
Cash and cash equivalents at the end of the period	$40,521	$14,004
Supplemental disclosure of cash flow information:
Interest paid	$12,920	$19,425
Non-cash activities:
Write-offs of receivables	$341	$391
Write-offs of retired assets	1,340	11,092
Change in liability for capital expenditures	(2,686)	762
Net liabilities assumed at acquisition	748	1,090
Transfer of property in extinguishment of debt settlement	5,442	—
Change in issuance of common stock receivable	146	155
Change in accrued offering costs	(961)	1,358
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

Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of September 30, 2014, we owned interests in 27 properties, located in ten states and Canada.
From our inception to October 1, 2012, we raised equity proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the "SEC") initially declared effective our Registration Statement on Form S-11 (Commission File No. 333-177963) (the "Registration Statement") with respect to our continuous public offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Public Offering"). On September 27, 2012, we designated our previously undesignated common stock as Class E common stock. On October 1, 2012, we effected a stock dividend for all Class E shares at a ratio of 4.786-to-1 in order to achieve an NAV per share for each of the Class A, Class M and Class E shares of $10.00 as of the date we commenced the Public Offering. Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("Jones Lang LaSalle" or our "Sponsor"), invested an aggregate of $60,200 through purchases of shares of our Class E common stock. On October 1, 2013, all of our Class E stock converted to Class M stock. Holders of Class E stock received approximately 1.001 shares of Class M stock for each share of Class E stock owned. As of September 30, 2014, 18,259,345 shares of Class A common stock and 25,570,007 shares of Class M common stock were outstanding and held by a total of 3,949 stockholders. As of September 30, 2014, we have raised aggregate gross proceeds from the sale of shares of our Class A and Class M common stock in our public offering of $186,364 and $40,799, respectively.
On June 18, 2014, we filed a registration statement on Form S-11 (Commission File No. 333-196886) with the SEC to register a public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “Follow-on Offering”). As of November 6, 2014 the Follow-On Offering has not been declared effective.
We are currently engaged in a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Private Offering"). Upon the SEC declaring the registration statement for our Follow-on Offering effective, we will terminate the Private Offering for Class A-I and M-I shares and commence the Follow-on Offering. We will reserve the right to terminate the Follow-On Offering at any time and to extend the Follow-on Offering term to the extent permissible under applicable law. As of September 30, 2014, 96,525 shares of Class M-I common stock and 3,320,683 shares of Class D common stock were outstanding and held by two stockholders, and no shares of Class A-I common stock were outstanding. As of September 30, 2014, we have raised aggregate gross proceeds from the sale of shares of our Class M-I and Class D common stock of $1,000 and $35,000, respectively.
LaSalle acts as our advisor pursuant to the amended and restated advisory agreement between the Company and LaSalle, which became effective on October 1, 2012 (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle, a New York Stock Exchange-listed global real estate services firm that specializes in commercial property management, leasing and investment management. We have no employees, as all operations are managed by our Advisor. Our executive officers are employees of and compensated by our Advisor.

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
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and non-controlling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of September 30, 2014, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs and Grand Lakes Marketplace.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Form 10-K filed with the SEC on March 6, 2014 (our “2013 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2013 audited consolidated financial statements included in our 2013 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At September 30, 2014 and December 31, 2013, our allowance for doubtful accounts was $17 and $41, respectively.
Deferred Expenses
Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at September 30, 2014 and December 31, 2013 was $2,357 and $2,286, respectively.
Acquisitions
We have allocated the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $24,154 and $15,181 at September 30, 2014 and December 31, 2013, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $1,882 and $948 at September 30, 2014 and December 31, 2013, respectively, on the accompanying Consolidated Balance Sheets.

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

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. Market information as available or present value techniques have been utilized to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable, including our line of credit which was entered into at market rates on June 25, 2013, using level two inputs was approximately $4,765 and $296 higher than the aggregate carrying amounts at September 30, 2014 and December 31, 2013, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
Derivative Financial Instruments
We record all derivatives on the Consolidated Balance Sheets at fair value in prepaid expenses and other assets or accounts payable and other accrued expenses. Changes in the fair value of our derivatives are recorded on our Consolidated Statements of Operations and Comprehensive Income (Loss) as we have not designated our derivative instruments as hedges. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate caps and swaps.
        As of September 30, 2014, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	6	$97,930
Interest Rate Swap	1	$8,600
The fair value of our interest rate caps and swap represent a liability of $8 and an asset of $262 at September 30, 2014 and December 31, 2013, respectively.
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. The consolidated properties we acquired during 2014 and our gross acquisition price of each are as follows:

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Gross Acquisition Price
Oak Grove Plaza	Retail	120,000	Sachse, TX	100%	January 17, 2014	$22,525
Grand Prairie Distribution Center	Industrial	277,000	Grand Prairie, TX	100	January 22, 2014	17,200
South Beach Parking Garage (1)	Other	130,000	Miami Beach, FL	100	January 28, 2014	22,050
Rancho Temecula Town Center	Retail	165,000	Temecula, CA	100	June 16, 2014	60,000
Charlotte Distribution Center	Industrial	347,000	Charlotte, NC	100	June 27, 2014	25,550

(1)	Property includes 127,000 square feet of parking space containing 340 parking spaces and 3,000 square feet of retail space.
During the nine months ended September 30, 2014 and 2013, we incurred $520 and $311, respectively, of acquisition expenses recorded on the Consolidated Statements of Operations and Other Comprehensive Income (Loss). For properties acquired during 2014, we recorded total revenue of $6,874 and net income of $222 for the nine months ended September 30, 2014. For properties acquired during 2013, we recorded total revenue of $1,230 and net loss of $1 for the nine months ended September 30, 2013.
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
Pro forma Information
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
If these acquisitions had occurred on the earlier of January 1, 2013 or the date the property began operations, the Company's consolidated revenues and net income for the nine months ended September 30, 2014 would have been $76,734 and $4,982, respectively, and the Company's consolidated revenues and net loss for the nine months ended September 30, 2013 would have been $69,398 and $11,490, respectively.
2014 Dispositions
On August 8, 2014, we sold Stirling Slidell Shopping Centre, a 139,000 square foot retail property located in Slidell, Louisana for $14,600. In conjunction with the sale, we paid off the mortgage loan for approximately $12,007. We recorded a gain on the sale of the property in the amount of $181 and recorded a loss on the extinguishment of the debt of $236.

On September 30, 2014, we transferred our ownership in 4 Research Park Drive, a 60,000 square foot office building located in St. Charles, Missouri, to the lender. We were relieved of a $6,049 mortgage debt obligation as part of the transfer. As a result, a $260 non-cash accounting gain was recognized on the transfer of property representing the difference between the fair value and net book value of the property transferred as of the date of transfer. Upon extinguishment of the mortgage debt obligation, a $384 non-cash accounting gain was recognized representing the difference between the book value of debt, interest payable and other obligations extinguished over the fair value of the property and other assets transferred as of the transfer date. The transfer resulted in a total non-cash accounting gain of $644.
Discontinued Operations
The following table summarizes the loss from discontinued operations for 300 Old River Road, 500 Old River Road, 500 West Thomas Road, 1500 South Central Avenue, 18350 Roscoe Boulevard, 18460 Roscoe Boulevard, 18546 Roscoe Boulevard, 4545 East Chandler, 485 South Dobson, 1501 North Gilbert, 116 South Palisade, 525 East Plaza, and 10440 East Riggs (collectively, the "Dignity Health Disposition Portfolio") and Canyon Plaza, each of which was disposed of during 2013:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Total revenue	$839	$4,220	$839	$19,129
Real estate taxes	—	(462)	—	(1,369)
Property operating	(26)	(1,782)	(26)	(4,739)
Net recovery of doubtful accounts	—	(11)	—	286
General and administrative	—	(141)	—	(333)
Net provision for impairment	—	(10,182)	—	(10,182)
Depreciation and amortization	—	(812)	—	(9,511)
Interest expense	—	(1,351)	—	(4,053)
Income (loss) from discontinued operations	$813	$(10,521)	$813	$(10,772)

The dispositions of Stirling Slidell Centre and 4 Research Park Drive are not included in discontinued operations as a result of the adoption of guidance on January 1, 2014 (See Note 11). Discontinued operations presented for the three and nine months ended September 30, 2014 relate to operations of properties classified as discontinued operations prior to adopting guidance on January 1, 2014.

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
Summarized Combined Statements of Operations - Unconsolidated Real Estate Affiliate

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Total revenues	$4,595	$13,649
Total operating expenses	3,262	10,152
Operating income	1,333	3,497
Total other expenses	1,194	3,617
Net income (loss)	$139	$(120)

Company Equity in Income of Unconsolidated Real Estate Affiliate

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Net income (loss) of unconsolidated real estate affiliate	$139	$(120)
Other members’ share of net (income) loss	(75)	65
Adjustments and other expenses	(6)	21
Other expense from unconsolidated real estate affiliate	(23)	(23)
Company equity in income (loss) of unconsolidated real estate affiliate	$35	$(57)
NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Mortgage notes and other debt payable	Maturity/Extinguishment Date	Interest Rate	Amount payable as of
			September 30, 2014	December 31, 2013
Mortgage notes payable (1) (2) (3) (4) (5) (6) (7) (8)	October 2016 - March 2027	2.05% - 6.14%	$421,818	$356,665
Net debt premium on assumed debt			898	1,141
Mortgage notes and other debt payable, net			$422,716	$357,806
(1) On January 17, 2014, we entered into a $10,550 mortgage note payable on Oak Grove Plaza. The mortgage note is for ten years and bearing interest at a fixed rate of 4.17%.
(2) On March 4, 2014, we entered into a $19,500 mortgage note payable on South Seattle Distribution Center. The mortgage note is for ten years and bearing interest at a fixed rate of 4.38%, interest-only for two years.
(3) On March 7, 2014, we entered into a $9,250 mortgage note payable on South Beach Parking Garage. The mortgage note is for three years and bearing a floating interest rate equal to LIBOR plus 1.90% (2.05% as of September 30, 2014). We entered into a LIBOR interest rate cap at 2.00% for the next two years.
(4) On April 28, 2014, we entered into an $8,600 mortgage note payable on Grand Prairie Distribution Center. The mortgage note is for five years and bears a floating interest rate equal to LIBOR plus 1.80%. We entered into an interest rate swap for this loan which fixed the interest rate at 3.58% for the five year term.
(5) On June 16, 2014, we entered into a $28,000 mortgage note payable on Rancho Temecula Town Center. The mortgage note is for 12 years and bearing interest at a fixed rate of 4.02%.
(6) On August 8, 2014, we retired the mortgage note payable on Stirling Slidell Shopping Centre in conjunction with the sale of the property. The outstanding balance of the mortgage note payable was approximately $12,007.
(7) On August 21, 2014, we entered into a $10,220 mortgage note payable on Charlotte Distribution Center. The mortgage note is for ten years at a fixed rate of 3.66%.
(8) On September 30, 2014, we transferred 4 Research Park Drive to the lender. The outstanding mortgage balance at the time of transfer was $6,049 and we recognized a gain on extinguishment of debt of $384. The loan was set to mature in March 2015.
Aggregate future principal payments of mortgage notes payable as of September 30, 2014 are as follows:

Year	Amount
2014	$433
2015	1,788
2016	33,360
2017	93,963
2018	90,994
Thereafter	201,280
Total	$421,818

Line of Credit
On June 25, 2013, we entered into a $40,000 revolving line of credit agreement with Bank of America, N.A. to cover short-term capital needs for new property acquisitions and working capital. The line of credit has a two-year term and bears interest based on LIBOR plus a spread ranging from 1.50% to 2.75% depending on the Company's leverage ratio (1.75% spread at September 30, 2014). We may not draw funds on our line of credit if we experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities, or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of September 30, 2014, no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. There was no outstanding balance on our line of credit as of September 30, 2014 and December 31, 2013.
At September 30, 2014, we were in compliance with all debt covenants.
NOTE 6—COMMON STOCK
We have five classes of common stock authorized as of September 30, 2014, Class A, Class M, Class A-I, Class M-I, and Class D. Our previously existing class of undesignated common stock was designated as Class E common stock on September 27, 2012. The outstanding shares of Class E common stock converted to Class M common stock on October 1, 2013. We are no longer authorized to issue any additional shares of Class E common stock. On May 6, 2014, our board of directors approved the creation and designation of new Class A-I, Class M-I and Class D shares. Shares of Class A and M common stock are currently being sold under our continuous Public Offering. Shares of Class A-I, Class M-I and Class D common stock are currently being offered pursuant to the Private Offering. The fees payable to our dealer manager with respect to each outstanding share of each class, as a percentage of NAV, are as follows:
Public Offering

	Selling Commission	Dealer Manager Fee	Distribution Fee
Class A Shares	up to 3.5%	0.55%	0.50%
Class M Shares	None	0.55% (1)	None
(1) The dealer manager agreed to reduce the Dealer Manager Fee on Class M shares to 0.30% effective June 1, 2014.
The selling commission, dealer manager fee and distribution fee are offering costs and are recorded as a reduction of capital in excess of par value.
Private Offering

	Selling Commission	Dealer Manager Fee	Distribution Fee
Class A-I Shares	up to 1.5%	0.30%	None
Class M-I Shares	None	0.05%	None
Class D Shares	up to 1.0%	None	None

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the nine months ended September 30, 2014 and for the year ended December 31, 2013 were as follows:

	Nine months ended		Year ended
	September 30, 2014		December 31, 2013
	# of shares	Amount	# of shares	Amount
Class A Shares	5,453,256	$56,738	9,462,512	$96,945
Class M Shares	1,667,622	17,276	2,369,700	24,145
Class M-I Shares	96,525	1,000	—	—
Class D Shares	3,320,683	35,000	—	—
Total		$110,014		$121,090
Share Repurchase Plan
Our share repurchase plan allows stockholders to request that we repurchase all or a portion of their shares of Class A, Class M, Class A-I, Class M-I and Class D common stock on a daily basis at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter with certain limitations based on the size of the capital raise in our public and private offerings. For the nine months ended September 30, 2014, we repurchased 237,363 and 163,335 shares of Class A and Class M common stock, respectively. All Class M common stock repurchases were made prior to the commencement of our tender offer, which began on August 25, 2014. During the nine months ended September 30, 2013, we repurchased 26,048 and 438 shares of Class A and Class M common stock, respectively. Additionally, we repurchased 179,822 of our Class M common stock in privately negotiated transactions during the nine months ended September 30, 2014.
Tender Offer
Beginning on August 25, 2014 and concluding on September 24, 2014, we conducted a tender offer to repurchase up to $40,000 of outstanding shares of Class M common stock at $10.48 per share. Because the tender offer was oversubscribed, the Company accepted, on a pro rata basis and in accordance with the terms of the tender offer, $46,000 or approximately 71% of each stockholder's validly tendered shares.

Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
September 2014	4,389,280	$10.48	4,389,280	$—	(1)
(1) In compliance with SEC rules, the share repurchase plan for Class M common stock was suspended on August 25, 2014 and reopened for repurchases on October 8, 2014.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the nine months ended September 30, 2014, we issued 267,113 and 74,035 shares of Class A and Class M common stock, respectively, for $3,531 under the distribution reinvestment plan. For the nine months ended September 30, 2013, we issued 97,142 and 22,172 shares of Class A and Class M common stock, respectively for $1,211 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 47,271,566 and 45,043,996 for the three and nine months ended September 30, 2014 and 38,860,238 and 35,270,437 for the three and nine months ended September 30, 2013, respectively. We have no dilutive or potentially dilutive securities.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through October 1, 2012, which is the date the SEC declared our registration statement effective, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the Public Offering. Following the Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Public Offering period (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred. After the termination of the Public Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of September 30, 2014 and December 31, 2013, LaSalle had paid $2,872 and $3,815, respectively, of organization and offering costs on our behalf which we had not reimbursed. These costs are included in Accounts payable and other accrued expenses.
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
The fixed advisory fees for the three and nine months ended September 30, 2014 were $1,554 and $4,356, respectively. The fixed advisory fees for the three and nine months ended September 30, 2013 were $1,248 and $3,355, respectively. The fixed advisory fees payable at September 30, 2014 and December 31, 2013 were $514 and $450, respectively. There were no performance fees for the three and nine months ended September 30, 2014 and 2013.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management and leasing services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three and nine months ended September 30, 2014, we paid JLL Americas $367 and $780, respectively. For the three and nine months ended September 30, 2013, we paid JLL Americas $58 and $163, respectively. During the nine months ended September 30, 2014, we paid JLL Americas $201 in loan placement fees related to the mortgage notes payable on South Seattle Distribution Center, Oak Grove Plaza and Charlotte Distribution Center.
LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, is the dealer manager (the “Dealer Manager”) for the Public Offering and Private Offering. For the three and nine months ended September 30, 2014, we paid the Dealer Manager selling commissions, dealer manager fees and distribution fees totaling $891 and $2,718, respectively. For the three and nine months ended September 30, 2013, we paid the Dealer Manager selling commissions, dealer manager fees and distribution fees totaling $508 and $1,360, respectively. A majority of the selling commissions, dealer manager fees and distribution fees are reallowed to participating broker-dealers.
As of September 30, 2014, we owed $2,872 for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accounts payable and other accrued expenses.
NOTE 8—COMMITMENTS AND CONTINGENCIES
From time to time, we have entered into contingent agreements for the acquisition and financing of properties. Such acquisitions and financings are subject to satisfactory completion of due diligence.
We are subject to fixed ground lease payments on South Beach Parking Garage of $94 per year until September 30, 2016. The fixed amount will increase every five years thereafter by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.

NOTE 9—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income (loss) from continuing operations as of and for the three and nine months ended September 30, 2014 and 2013.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of September 30, 2014	$208,162	$182,971	$253,853	$203,628	$22,270	$870,884
Assets as of December 31, 2013	205,058	141,352	260,734	129,374	—	736,518

Three Months Ended September 30, 2014
Revenues:
Minimum rents	$7,341	$3,249	$6,346	$3,508	$71	$20,515
Tenant recoveries and other rental income	521	694	1,098	1,210	642	4,165
Total revenues	$7,862	$3,943	$7,444	$4,718	$713	$24,680
Operating expenses:
Real estate taxes	$936	$554	$841	$788	$76	$3,195
Property operating	4,469	177	1,738	664	355	7,403
Provision for doubtful accounts	162	—	5	—	1	168
Total segment operating expenses	$5,567	$731	$2,584	$1,452	$432	$10,766
Operating income - Segments	$2,295	$3,212	$4,860	$3,266	$281	$13,914

Capital expenditures by segment	$1,551	$605	$751	$160	$—	$3,067

Reconciliation to income from continuing operations
Operating income - Segments						$13,914
Advisor fees						1,554
Company level expenses						724
General and administrative						212
Acquisition related expenses						5
Depreciation and amortization						7,353
Operating income						$4,066
Other income and (expenses):
Interest expense						$(4,687)
Gain on disposition of property and extinguishment of debt						589
Total other income and (expenses)						$(4,098)
Loss from continuing operations						$(32)

Reconciliation to total consolidated assets as of September 30, 2014
Assets per reportable segments						$870,884
Corporate level assets						26,024
Total consolidated assets						$896,908

Reconciliation to total consolidated assets as of December 31, 2013
Assets per reportable segments						$736,518
Corporate level assets						38,421
Total consolidated assets						$774,939

	Apartment	Industrial	Office	Retail	Total
Three Months Ended September 30, 2013
Revenues:
Minimum rents	$7,326	$1,891	$6,120	$1,609	$16,946
Tenant recoveries and other rental income	490	335	993	393	2,211
Total revenues	$7,816	$2,226	$7,113	$2,002	$19,157
Operating expenses:
Real estate taxes	$841	$294	$724	$34	$1,893
Property operating	4,307	94	1,661	377	6,439
Provision for doubtful accounts	103	—	—	1	104
Total segment operating expenses	$5,251	$388	$2,385	$412	$8,436
Operating income - Segments	$2,565	$1,838	$4,728	$1,590	$10,721

Capital expenditures by segment	$1,504	$21	$1,505	$—	$3,030

Reconciliation to income from continuing operations
Operating income - Segments					$10,721
Advisor fees					1,248
Company level expenses					605
General and administrative					145
Acquisition related expenses					220
Depreciation and amortization					5,694
Operating income					$2,809
Other income and (expenses):
Interest expense					$(4,892)
Equity in income of unconsolidated affiliate					35
Gain on disposition of property and extinguishment of debt					1,149
Total other income and (expenses)					$(3,708)
Loss from continuing operations					$(899)

	Apartments	Industrial	Office	Retail	Other	Total
Nine Months Ended September 30, 2014
Revenues:
Minimum rents	$23,477	$8,826	$18,856	$9,021	$190	$60,370
Tenant recoveries and other rental income	1,390	2,315	3,168	3,015	1,977	11,865
Total revenues	$24,867	$11,141	$22,024	$12,036	$2,167	$72,235
Operating expenses:
Real estate taxes	$2,676	$1,771	$2,499	$1,854	$236	$9,036
Property operating	10,809	488	5,020	1,598	1,037	18,952
Provision for doubtful accounts	245	—	47	24	1	317
Total segment operating expenses	$13,730	$2,259	$7,566	$3,476	$1,274	$28,305
Operating income - Segments	$11,137	$8,882	$14,458	$8,560	$893	$43,930

Capital expenditures by segment	$2,936	$1,454	$4,842	$265	$—	$9,497

Reconciliation to income from continuing operations
Operating income - Segments						$43,930
Advisor fees						4,356
Company level expenses						1,901
General and administrative						640
Acquisition related expenses						520
Depreciation and amortization						20,685
Operating income						$15,828
Other income and (expenses):
Interest expense						$(13,736)
Gain on disposition of property and extinguishment of debt						589
Total other income and (expenses)						$(13,147)
Income from continuing operations						$2,681

	Apartments	Industrial	Office	Retail	Total
Nine Months Ended September 30, 2013
Revenues:
Minimum rents	$23,175	$3,975	$17,763	$4,643	$49,556
Tenant recoveries and other rental income	1,301	722	2,742	1,518	6,283
Total revenues	$24,476	$4,697	$20,505	$6,161	$55,839
Operating expenses:
Real estate taxes	$2,525	$621	$2,185	$662	$5,993
Property operating	10,722	151	4,536	957	16,366
Provision for (recovery of) doubtful accounts	200	—	(4)	36	232
Total segment operating expenses	$13,447	$772	$6,717	$1,655	$22,591
Operating income - Segments	$11,029	$3,925	$13,788	$4,506	$33,248

Capital expenditures by segment	$2,463	$62	$11,054	$74	$13,653

Reconciliation to income from continuing operations
Operating income - Segments					$33,248
Advisor fees					3,355
Company level expenses					1,604
General and administrative					465
Acquisition related expenses					311
Depreciation and amortization					16,184
Operating income					$11,329
Other income and (expenses):
Interest expense					$(15,068)
Debt modification expenses					(182)
Equity in loss of unconsolidated affiliate					(57)
Gain on disposition of property and extinguishment of debt					1,149
Total other income and (expenses)					$(14,158)
Loss from continuing operations					$(2,829)

NOTE 10—DISTRIBUTIONS PAYABLE
On August 5, 2014, our board of directors approved a gross dividend for the third quarter of 2014 of $0.12 per share to stockholders of record as of September 29, 2014. The dividend will be paid on or around November 7, 2014. Class A, Class M, Class M-I and Class D stockholders received $0.12 per share, less applicable class-specific fees, if any. There were no stockholders of record for Class A-I, as of September 30, 2014.
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
NOTE 12—SUBSEQUENT EVENTS
On November 4, 2014, our board of directors approved a gross dividend for the fourth quarter of 2014 of $0.12 per share to stockholders of record as of December 30, 2014, payable on or around February 6, 2015. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.12 per share, less applicable class-specific fees, if any.

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
The discussions surrounding our consolidated properties refer to our wholly or majority owned and controlled properties, which as of September 30, 2014, were comprised of:
Apartment

•	Station Nine Apartments,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge of Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center (acquired in 2014) and

•	Charlotte Distribution Center (acquired in 2014).

Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	14600 Sherman Way,

•	14624 Sherman Way,

•	36 Research Park Drive and

•	Railway Street Corporate Centre.
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza (acquired in 2014) and

•	Rancho Temecula Town Center (acquired in 2014).
Other

•	South Beach Parking Garage (acquired in 2014).
Discontinued Operations and Sold Properties

•	Canyon Plaza (sold in 2013, excluded from December 31, 2013 Consolidated Properties),

•	the Dignity Health Disposition Portfolio (sold in 2013, excluded from December 31, 2013 Consolidated Properties),

•	Stirling Slidell Shopping Centre (sold in 2014) and

•	4 Research Park Drive (transferred to the lender in 2014).
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

Estimated Percent of Fair Value as of September 30, 2014:

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
Critical Accounting Policies
The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three and nine months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2013 Form 10-K.

Properties
Properties owned at September 30, 2014 are as follows:

					Percentage Leased as of September 30, 2014
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	99%
Student-oriented Apartment Communities:
Cabana Beach San Marcos (1)	San Marcos, TX	November 21, 2007	78	258,000	88
Cabana Beach Gainesville (1)	Gainesville, FL	November 21, 2007	78	598,000	94
Campus Lodge of Athens (1)	Athens, GA	November 21, 2007	78	229,000	99
Campus Lodge Columbia (1)	Columbia, MO	November 21, 2007	78	256,000	88
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	95
Campus Lodge Tampa (1)	Tampa, FL	February 29, 2008	78	477,000	91
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	100
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	95
14600 Sherman Way	Van Nuys, CA	December 21, 2005	100	50,000	94
14624 Sherman Way	Van Nuys, CA	December 21, 2005	100	53,000	85
36 Research Park Drive	St. Charles, MO	June 13, 2007	100	81,000	100
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	95
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88	306,000	98
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	100
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	97
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	94
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100	130,000	100

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	Percentage leased is based on 3,000 square feet of retail space.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We also hold investments in apartment properties which typically have one-year leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type as of September 30, 2014:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	7	2,337,000	34%	93%	$14.69
Industrial	9	3,059,000	44	100	4.12
Office	6	833,000	12	96	30.70
Retail	4	723,000	10	97	17.73
Other	1	3,000	—	100	75.71
Total	27	6,955,000	100%	97%	$12.08

(1)	Amount calculated as in-place minimum base rent for all occupied space at September 30, 2014 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of September 30, 2014, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $10.75.
Recent Events and Outlook
General Company and Market Commentary
On October 1, 2012, the SEC declared effective our registration statement on Form S-11 (File No. 333-177963) with respect to our Public Offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock, consisting of up to $2,700,000 of shares in our primary offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A shares, applicable selling commissions. LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the Dealer Manager of our Public Offering, has agreed to distribute shares of our common stock. We intend to primarily use the net proceeds from the Public Offering, after we pay the fees and expenses attributable to the Public Offering and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
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
Follow-On Offering
On June 18, 2014, we filed a registration statement on Form S-11 (File No. 333-196886) with the SEC to register our Follow-On Offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in the primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. The per share purchase price for each class of shares offered in the Follow-On Offering will vary from day-to-day and, on each day, will equal our NAV per share for each class of shares, plus, for Class A and Class A-I shares sold in the primary offering only, applicable selling commissions. Proceeds from our Follow-On Offering will be used for the same corporate purposes as the proceeds of the Public Offering.

Private Offering
We are currently engaged in a Private Offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock. The Class A-I and M-I shares being offered in the Private Offering are eligible to institutional accredited investors able to invest $1,000 or more in shares of our common stock. Proceeds from the Private Offering will be used for the same corporate purposes as the proceeds of the Public Offering.
We have executed on a number of our key strategic initiatives during the nine months ended September 30, 2014, including:
Property Acquisitions

•	purchased Oak Grove Plaza for $22,525;

•	purchased Grand Prairie Distribution Center for $17,200;

•	purchased South Beach Parking Garage for $22,050;

•	purchased Rancho Temecula Town Center for $60,000; and

•	purchased Charlotte Distribution Center for $25,550.
Property Dispositions

•	sold Stirling Slidell Shopping Centre for $14,600; and

•	transferred our ownership of 4 Research Park Drive to the lender.
Financings

•	entered into a $10,550 mortgage note payable on Oak Grove Plaza;

•	entered into a $19,500 mortgage note payable on South Seattle Distribution Center;

•	entered into a $9,250 mortgage note payable on South Beach Parking Garage;

•	entered into an $8,600 mortgage note payable on Grand Prairie Distribution Center;

•	entered into a $28,000 mortgage note payable on Rancho Temecula Town Center; and

•	entered into a $10,220 mortgage note payable on Charlotte Distributions Center.
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
The cornerstone of our investment strategy is to acquire and manage income-producing commercial real estate properties and real estate-related assets around the world. We believe this strategy enables us to provide our stockholders with a portfolio that is well-diversified across property type, geographic region and industry, both in the United States and, over time, internationally. It is our belief that adding international investments to our portfolio over time will serve as an effective tool to construct a well-diversified portfolio designed to provide our stockholders with stable distributions and attractive long-term risk-adjusted returns.
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
After we have raised substantial proceeds in our public and private offerings, and our total NAV has reached $800,000, which we refer to as our ramp-up period, we will seek to invest:

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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 46% as of September 30, 2014.
2014 Key Initiatives
During the remainder of 2014, we intend to continue to use capital raised from our public and private offerings to make new acquisitions that will further our investment objectives and which are in keeping with our investment strategy. Likely acquisition candidates may include well located, well leased industrial properties, grocery-anchored community oriented retail properties and apartment properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification by targeting investment properties located in the eastern and western United States. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio between 30% and 50% in the near term. We also intend to use our revolving line of credit to allow us to more efficiently manage our cash flows.
2014 Key Events and Accomplishments
On January 17, 2014, we acquired Oak Grove Plaza, a 120,000 square foot retail property located in Sachse, TX, for approximately $22,525. The acquisition was financed with a ten-year mortgage loan that bears interest at fixed rate of 4.17%, interest only in the amount of $10,550 and cash on hand.
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
On March 4, 2014, we entered into a $19,500 mortgage note payable on South Seattle Distribution Center. The mortgage note is for ten years and bears interest at a fixed rate of 4.38%, interest-only for two years.
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
On June 1, 2014, our Dealer Manager agreed to reduce the Dealer Manager Fee on Class M common stock from 0.55% to 0.30% of NAV annually. The reduced fee will directly increase the dividend per share to all Class M stockholders.

On June 12, 2014, we executed a lease extension with the sole tenant of Norfleet Distribution Center, a 702,000 square foot industrial building located in Kansas City, MO. The new lease is for a period of twelve years, extending the lease maturity date from 2017 to 2027. The new lease provides for current market rental rates and provides for 1.5% annual rent increases.
On June 16, 2014, we acquired Rancho Temecula Town Center, a 165,000 square foot retail property located in Temecula, CA, for approximately $60,000. The acquisition was financed with a 12-year fixed rate mortgage loan which bears interest at a fixed rate of 4.02%, interest-only in the amount of $28,000 and cash on hand.
On June 27, 2014, we acquired Charlotte Distribution center, a 347,000 square foot industrial building located in Charlotte, NC, for approximately $25,550 using cash on hand. The property is 100% leased to a single tenant for 14 years.
On August 5, 2014, our board approved an increase in our gross dividend from $0.11 per quarter to $0.12 per quarter, a 9.1% increase.
On August 8, 2014, we sold Stirling Slidell Shopping Centre, a 139,000 square foot retail property located in Slidell, LA for approximately $14,600. The disposition was made as this non -grocer anchored property no longer fit with our strategy to own grocery-anchored community oriented retail properties.
On August 21, 2014, we entered into a $10,220 mortgage note payable on Charlotte Distribution Center. The mortgage note is for 10 years at a fixed rate of 3.66%.
On September 24, 2014, we completed a tender offer in which we repurchased 4,389,280 shares of Class M common stock at $10.48 per share for a total of $46,000. The tender offer was conducted to provide Class M stockholders an alternative liquidity option at the then current NAV per share in advance of certain Class M shares becoming eligible for repurchase under their eligibility for the Company’s Share Repurchase Plan on October 1, 2014.
For the three months ended September 30, 2014, we raised gross proceeds of $60,129 through sales of shares of common stock, our largest quarterly raise since we went effective on October 1, 2012. For the nine months ended September 30, 2014, we raised gross proceeds of $109,973, and from October 1, 2012 through September 30, 2014, we raised gross proceeds of $268,692 through the sale of shares of common stock.

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
Revenues and operating expenses related to Canyon Plaza and the Dignity Health Disposition Portfolio disposed of in 2013 are shown in discontinued operations for the three and nine months ended September 30, 2014 and 2013. Properties acquired during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. Properties sold during 2014 are reported within the recent acquisitions and sold properties line. The properties currently presented within the recent acquisitions and sold properties line include Joliet Distribution Center, Suwanee Distribution Center, Grand Lakes Marketplace, South Seattle Distribution Center, Oak Grove Plaza, South Beach Parking Garage, Grand Prairie Distribution Center, Rancho Temecula Town Center, Charlotte Distribution Center, Stirling Slidell Shopping Centre and 4 Research Park Drive. Properties owned for the three and nine months ended September 30, 2014 and 2013 are referred to as our comparable properties.
Results of Operations for the Three Months Ended September 30, 2014 and 2013
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the three months ended September 30, 2014 and 2013:

	Three months ended September 30, 2014	Three months ended September 30, 2013	$ Change	% Change
Revenues:
Minimum rents
Apartment	$7,341	$7,326	$15	0.2%
Industrial	1,033	1,033	—	—
Office	6,120	5,897	223	3.8
Retail	1,137	1,115	22	2.0
Comparable properties total	$15,631	$15,371	$260	1.7%
Recent acquisitions and sold properties	4,884	1,575	3,309	210.1
Total	$20,515	$16,946	$3,569	21.1%

Tenant recoveries and other rental income
Apartment	$521	$490	$31	6.3%
Industrial	99	115	(16)	(13.9)
Office	1,054	950	104	10.9
Retail	456	273	183	67.0
Comparable properties total	$2,130	$1,828	$302	16.5%
Recent acquisitions and sold properties	2,035	383	1,652	431.3
Total	$4,165	$2,211	$1,954	88.4%
Total revenues	$24,680	$19,157	$5,523	28.8%
Minimum rents at comparable properties increased by $260 for the three months ended September 30, 2014 as compared to the same period in 2013. The increase is primarily due to increased rents of $230 at 111 Sutter Street related to higher occupancy during the three months ended September 30, 2014 as compared to the same period in 2013.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at comparable properties increased by $302 for the three months ended September 30, 2014 as compared to the same period in 2013. The District at Howell Mill recorded increased recovery revenue of $183 related to higher real estate taxes and operating expenses. Additionally, there was an increase of recovery revenue of $56 at 111 Sutter Street related to higher occupancy for the three months ended September 30, 2014 as compared to the same period in 2013.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts from continuing operations, by reportable segment, for the three months ended September 30, 2014 and 2013:

	Three months ended September 30, 2014	Three months ended September 30, 2013	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$936	$841	$95	11.3%
Industrial	80	139	(59)	(42.4)
Office	797	681	116	17.0
Retail	226	(23)	249	(1,083)
Comparable properties total	$2,039	$1,638	$401	24.5%
Recent acquisitions and sold properties	1,156	255	901	353.3
Total	$3,195	$1,893	$1,302	68.8%

Property operating
Apartment	$4,469	$4,307	$162	3.8%
Industrial	45	29	16	55.2
Office	1,735	1,656	79	4.8
Retail	297	262	35	13.4
Comparable properties total	$6,546	$6,254	$292	4.7%
Recent acquisitions and sold properties	857	185	672	363.2
Total	$7,403	$6,439	$964	15.0%

Net provision for doubtful accounts
Apartment	$163	$103	$60	58.3%
Office	5	—	5	100.0
Retail	—	1	(1)	(100.0)
Total	$168	$104	$64	61.5%
Total operating expenses	$10,766	$8,436	$2,330	27.6%
Real estate taxes at comparable properties increased by $401 for the three months ended September 30, 2014 as compared to the same period in 2013. The increase was primarily due to an increase of $249 at The District at Howell Mill related to a higher assessment that occurred during the three months ended September 30, 2013 as well as increases of $79 and $61 at Monument IV at Worldgate and Cabana Beach San Marcos, respectively, related to higher tax reassessment in the three months ended September 30, 2014.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $292 for the three months ended September 30, 2014 as compared to the same period of 2013. The increase is primarily related to increased costs of $162 at our apartment properties due to higher utility and repair and maintenance expenses. Additionally, there was an increase of $54 at the Sherman Way properties due to higher parking garage expenses for the three months ended September 30, 2014. Property operating expenses also increased by $48 at 111 Sutter Street relating to higher occupancy for the three months ended September 30, 2014 as compared to the same period in 2013.

Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $64 for the three months ended September 30, 2014 as compared to the same period of 2013, primarily related to $60 of higher bad debt during the Turn at our apartment properties.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended September 30, 2014 and 2013:

	Three months ended September 30, 2014	Three months ended September 30, 2013	$ Change	% Change
Advisor fees	$1,554	$1,248	$306	24.5%
Company level expenses	724	605	119	19.7
General and administrative	212	145	67	46.2
Acquisition related expenses	5	220	(215)	(97.7)
Depreciation and amortization	7,353	5,694	1,659	29.1
Interest expense	4,687	4,892	(205)	(4.2)
Equity in income of unconsolidated affiliate	—	(35)	35	(100.0)
Gain on disposition of property and extinguishment of debt	(589)	(1,149)	560	(48.7)
(Income) loss from discontinued operations	(813)	10,521	(11,334)	(107.7)
Total expenses	$13,133	$22,141	$(9,008)	(40.7)%
Advisor fees relate to the fixed advisory fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The increase in advisor fees of $306 for the three months ended September 30, 2014 as compared to the same period of 2013 is primarily related to the increase in our net asset value attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $119 for the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to an increase in corporate legal fees related to conducting the tender offer.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $67 due to additional properties acquired in late 2013 and 2014.
Acquisition related expenses relate to expenses incurred during the acquisition of a property. The decrease in acquisition expenses of $215 related to the acquisition of Grand Lakes Marketplace which occurred during the three months ended September 30, 2013. We did not make an acquisition during the three months ended September 30, 2014.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $1,659 in depreciation and amortization expense for the three months ended September 30, 2014 as compared to the same period in 2013 is primarily related to an increase of $1,699 for our acquisitions that occurred in 2013 and 2014.
Interest expense decreased by $205 for the three months ended September 30, 2014 as compared to the same period in 2013 as debt payoffs and interest savings from loan refinancings more than offset new debt inurred as part of our new property acquisitions.
Equity in income of unconsolidated affiliate relates to our share of the income from Legacy Village, which was sold on October 29, 2013, to our joint venture partners.
Gain on disposition of property and extinguishment of debt of $589 is related to the dispositions of Stirling Slidell Shopping Centre and 4 Research Park Drive during the three months ended September 30, 2014. Gain on extinguishment of debt of $1,149 is related to the early debt retirement at 36 Research Park Drive during the three months ended September 30, 2013.
Income from discontinued operations in the period ended September 30, 2014 is related to bankruptcy proceeds from Canyon Plaza in the three months ended September 30, 2014. Loss from discontinued operations in the period ended September 30, 2013 is related to the sales of the Dignity Health Disposition Portfolio and Canyon Plaza during 2013.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	$ Change	% Change
Revenues:
Minimum rents
Apartment	$23,477	$23,175	$302	1.3%
Industrial	3,099	3,099	—	—
Office	18,180	17,093	1,087	6.4
Retail	3,391	3,372	19	0.6
Comparable properties total	$48,147	$46,739	$1,408	3.0%
Recent acquisitions and sold properties	12,223	2,817	9,406	333.9
Total	$60,370	$49,556	$10,814	21.8%

Tenant recoveries and other rental income
Apartment	$1,390	$1,301	$89	6.8%
Industrial	459	502	(43)	(8.6)
Office	3,041	2,612	429	16.4
Retail	1,206	1,146	60	5.2
Comparable properties total	$6,096	$5,561	$535	9.6%
Recent acquisitions and sold properties	5,769	722	5,047	699.0
Total	$11,865	$6,283	$5,582	88.8%
Total revenues	$72,235	$55,839	$16,396	29.4%
Minimum rents at comparable properties increased by $1,408 for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase is primarily due to increased rents of $981 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae leases. Additionally, there was an increase of $302 at our apartment properties for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to increased rental rates.
Tenant recoveries and other rental income relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at comparable properties increased by $535 for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase is primarily related to higher recoveries of $195 at Monument IV at Worldgate and $110 at Railway Street Corporate Center due to increased occupancy during the nine months ended September 30, 2014 as compared to the same period in 2013. Additionally, there was an increase of $117 at Cabana Beach Gainesville due to higher utility expenses during the nine months ended September 30, 2014 as compared to the same period in 2013.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts from continuing operations, by reportable segment, for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$2,676	$2,525	$151	6.0%
Industrial	406	461	(55)	(11.9)
Office	2,371	2,056	315	15.3
Retail	648	530	118	22.3
Comparable properties total	$6,101	$5,572	$529	9.5%
Recent acquisitions and sold properties	2,935	421	2,514	597.1
Total	$9,036	$5,993	$3,043	50.8%

Property operating
Apartment	$10,809	$10,722	$87	0.8%
Industrial	103	85	18	21.2
Office	5,012	4,526	486	10.7
Retail	760	687	73	10.6
Comparable properties total	$16,684	$16,020	$664	4.1%
Recent acquisitions and sold properties	2,268	346	1,922	555.5
Total	$18,952	$16,366	$2,586	15.8%

Net provision for (recovery of) doubtful accounts
Apartment	$245	$200	$45	22.5%
Office	47	(4)	51	(1,275)
Retail	1	24	(23)	(95.8)
Comparable properties total	$293	$220	73	33.2%
Recent acquisitions and sold properties	24	12	12	100.0
Total	$317	$232	$85	36.6%
Total operating expenses	$28,305	$22,591	$5,714	25.3%
Real estate taxes at comparable properties increased by $529 for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase was primarily due to increases of $192, $129, $118 and $117 at Monument IV at Worldgate, Cabana Beach San Marcos, The District at Howell Mill and 111 Sutter Street, respectively, related to higher tax reassessments in the nine months ended September 30, 2014.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $664 for the nine months ended September 30, 2014 as compared to the same period of 2013. The increase is primarily related to increased costs of $269 at the Sherman Way properties due to higher parking garage expenses. Property operating expenses increased by $149 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae leases. Additionally, there was an increase of $74 at The District of Howell Mill related to an increase in utility and repair and maintenance expenses during the nine months ended September 30, 2014, as compared to the same period in 2013.
Net provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $73 for the nine months ended September 30, 2014 as compared to the same period of 2013, primarily related to $45 of higher bad debts during the Turn at our apartment properties. Additionally, there were higher bad debts of $51 at the Sherman Way properties related to tenant defaults during the nine months ended September 30, 2014 as compared to the same period in 2013. This was partially offset by lower bad debts of $23 at The District at Howell Mill related to a tenant default during the nine months ended September 30, 2013.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	$ Change	% Change
Advisor fees	$4,356	$3,355	$1,001	29.8%
Company level expenses	1,901	1,604	297	18.5
General and administrative	640	465	175	37.6
Acquisition related expenses	520	311	209	67.2
Depreciation and amortization	20,685	16,184	4,501	27.8
Interest expense	13,736	15,068	(1,332)	(8.8)
Debt modification expense	—	182	(182)	(100.0)
Equity in income of unconsolidated affiliate	—	57	(57)	(100.0)
Gain on disposition of property and extinguishment of debt	(589)	(1,149)	560	(48.7)
(Income) loss from discontinued operations	(813)	10,772	(11,585)	(107.5)
Total expenses	$40,436	$46,849	$(6,413)	(13.7)%
Advisor fees relate to the fixed advisory fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The increase in advisor fees of $1,001 for the nine months ended September 30, 2014 as compared to the same period of 2013 is primarily related to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $297 for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to an increase in professional fees and higher corporate legal fees related to conducting the tender offer.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $175 due to the acquisition of properties during the nine months ended September 30, 2014. We expect general and administrative expenses to continue to increase as we acquire properties in the future.
Acquisition related expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $209 for the nine months ended September 30, 2014 as compared to the period ended September 30, 2013 as we acquired more properties during 2014 than we did during the same period in 2013.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $4,501 in depreciation and amortization expense for the nine months ended September 30, 2014 as compared to the period ended September 30, 2013 is primarily related to an increase of $4,946 related to our 2013 and 2014 acquisitions. Additionally, there was an increase of $836 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae Leases. These increases were partially offset by a decrease of $419 and $260 at Railway Street Corporate Centre and 111 Sutter Street, respectively, related to the in-place asset becoming fully amortized in 2013.
Interest expense decreased by $1,332 for the nine months ended September 30, 2014 as compared to the period ended September 30, 2013 as debt payoffs and interest savings from loan refinancings more than offset new debt incurred as part of our new property acquisitions.
Debt modification expenses in 2013 are due to expenses incurred for the mortgage note modification at 111 Sutter Street.
Equity in income of unconsolidated affiliate relates to our share of the income from Legacy Village, which was sold on October 29, 2013 to our joint venture partners.
Gain on disposition of property and extinguishment of debt of $589 is related to the dispositions of Stirling Slidell Shopping Centre and 4 Research Park Drive during the nine months ended September 30, 2014. Gain on extinguishment of debt of $1,149 is related to the early debt retirement at 36 Research Park Drive during the nine months ended September 30, 2013.
Income from discontinued operations in the period ended September 30, 2014 is related to bankruptcy proceeds from Canyon Plaza in the nine months ended September 30, 2014. Loss from discontinued operations in the period ended September 30, 2013 is related to the sales of the Dignity Health Disposition Portfolio and Canyon Plaza during 2013.

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
The following table presents a reconciliation of net income (loss) to FFO for the periods presented:

Reconciliation of net income (loss) to FFO	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$969	$(11,059)	$3,127	$(13,306)
Plus: Real estate depreciation and amortization (1)	7,010	6,707	19,672	26,294
Gain on disposition of property	(441)	—	(441)	—
Impairment of real estate held for sale	—	10,182	—	10,182
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$7,538	$5,830	$22,358	$23,170
Weighted average shares outstanding, basic and diluted	47,271,566	38,860,238	45,043,996	35,270,437
FFO per share, basic and diluted	$0.16	$0.15	$0.50	$0.66

(1)	Includes amounts attributable to discontinued operations, non-controlling interests and unconsolidated real estate affiliate.

The following table presents a reconciliation of FFO to AFFO for the periods presented:

Reconciliation of FFO to AFFO	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$7,538	$5,830	$22,358	$23,170
Straight-line rental income (1)	(332)	(751)	(1,931)	(2,754)
Amortization of above- and below-market leases (1)	(344)	(266)	(1,055)	(4,569)
Amortization of net discount on assumed debt (1)	(78)	(136)	(231)	(620)
Gain on derivative instruments and extinguishment or modification of debt	(206)	(1,149)	(90)	(967)
Acquisition expenses	5	220	520	311
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$6,583	$3,748	$19,571	$14,571
Weighted average shares outstanding, basic and diluted	47,271,566	38,860,238	45,043,996	35,270,437
AFFO per share, basic and diluted	$0.14	$0.10	$0.43	$0.41

(1)	Includes amounts attributable to discontinued operations, non-controlling interests and unconsolidated real estate affiliate.
NAV as of September 30, 2014
The NAV per share for our Class A, Class M, Class M-I and Class D shares as of September 30, 2014 was $10.42, $10.44, $10.44 and $10.43, respectively. The increase in NAV of Class A and M shares from December 31, 2013, is primarily related to a net increase of 1.3% in the value of our properties, which resulted in an increase in NAV of $0.25 per share for the year. Property operations for the nine months ended September 30, 2014 had a slightly positive impact on NAV as property operations exceeded dividends declared for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following table provides a breakdown of the major components of our NAV as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
Component of NAV	Class A Shares	Class M Shares	Class M-I Shares	Class D Shares	Class A Shares	Class M Shares
Real estate investments (1)	$328,904	$461,662	$1,743	$59,887	$221,587	$487,332
Debt	(149,672)	(210,085)	(793)	(27,252)	(100,775)	(221,632)
Other assets and liabilities, net	10,955	15,377	58	1,994	11,812	25,977
Estimated enterprise value premium	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed
NAV	$190,187	$266,954	$1,008	$34,629	$132,624	$291,677
Number of outstanding shares	18,259,345	25,570,007	96,525	3,320,683	13,043,452	28,634,822
NAV per share	$10.42	$10.44	$10.44	$10.43	$10.17	$10.19

(1)	The value of our real estate investments was less than the historical cost by approximately 3.9% and 8.4% as of September 30, 2014 and December 31, 2013, respectively.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of September 30, 2014:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	6.94%	6.44%	6.63%	6.59%	N/A	6.66%
Discount rate/internal rate of return (IRR)	8.25	7.34	7.70	7.25	8.75%	7.72
Annual market rent growth rate	2.79	3.03	3.17	3.31	3.89	3.09
Holding period (years)	10.00	10.00	10.00	10.00	35.00	12.00

(1)	The Other category includes South Beach Parking Garage, which is subject to a ground lease. The appraisal of the garage incorporated discounted cash flows over the remaining term of the ground lease.

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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of September 30, 2014 of 0.25% would yield a decrease in our total real estate asset value of 1.70% and our NAV per each share class would have been $10.11, $10.13, $10.13 and $10.12 for Class A, Class M, Class M-I and Class D, respectively. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2013 of 0.25% would yield a decrease in our total real estate asset value of 1.54% and our NAV per each share class would have been $9.91 and $9.93 for Class A and Class M, respectively.
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

•
we would be able to achieve for our stockholders the NAV per share upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or

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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to the Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our Share Repurchase Plan
The sources and uses of cash for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	$ Change
Net cash provided by operating activities	$23,449	$16,082	$7,367
Net cash used in investing activities	(129,612)	(115,692)	(13,920)
Net cash provided by financing activities	111,643	76,653	34,990
Cash provided by operating activities increased by $7,367 for the nine months ended September 30, 2014, as compared to the same period in 2013. An increase of $6,969 in cash from operating activities is primarily related to leasing of Monument IV at Worldgate and acquisitions of new properties. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable and accounts payable and other accrued expenses. These changes in our working capital caused an increase to cash provided by operating activities of $398 between the nine months ended September 30, 2014 and the same period in 2013, primarily related to higher accrued real estate taxes.
Cash used in investing activities increased by $13,920 for the nine months ended September 30, 2014, as compared to the same period in 2013. The increase was primarily related to the acquisition of five properties totaling $136,865 during the nine months ended September 30, 2014 as compared to the acquisition of three properties totaling $103,295 for the same period in 2013. The increase in 2014 was slightly offset by net proceeds from the sale of Stirling Slidell totaling $14,301.
Cash provided by financing activities increased by $34,990 for the nine months ended September 30, 2014 as compared to the same period in 2013. An increase of $36,770 in proceeds from mortgage notes payable is related to debt placed on new acquisitions. Additionally, a decrease in principal payments on mortgage notes of $55,747 is related to the retirement of various mortgage notes and other debt payable during the nine months ended September 30, 2013. Offsetting the increase is $51,988 related to the repurchase of shares during 2014 primarily related to the tender offer discussed in Note 6 (Common Stock).

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at September 30, 2014 and December 31, 2013 for such debt.
Consolidated Debt

	September 30, 2014		December 31, 2013
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$311,888	4.77%	$255,985	5.05%
Variable	109,930	2.58	100,680	2.64
Total	$421,818	4.20%	$356,665	4.37%

Contractual Cash Obligations and Commitments
From time to time, we have entered into contingent agreements for the acquisition and financing of properties. Such acquisitions and financings are subject to satisfactory completion of due diligence.
We are subject to fixed ground lease payments on South Beach Parking Garage of $94 per year until September 30, 2016. The fixed amount will increase every five years thereafter by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has one ten-year renewal option.
Other Sources
On October 1, 2012, the SEC declared effective our registration statement on Form S-11 (File No. 333-177963) with respect to our continuous Public Offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock, consisting of up to $2,700,000 of shares in our primary Public Offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each three-year offering period, subject to regulatory approval. We intend to use the net proceeds from the Public Offering, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan.
On June 18, 2014, we filed a registration statement on Form S-11 (File No. 333-196886) with the SEC to register our Follow-On Offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in the primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. Proceeds from our Follow-On Offering will be used for the same corporate purposes as the proceeds of the Public Offering.
We are currently engaged in a Private Offering of up to $400,000 in any combination of our Class A-I, Class M-I and
Class D shares of common stock. Upon the SEC declaring the registration statement for our Follow-on Offering effective, we will terminate the Private Offering for Class A-I and M-I shares and our ongoing Public Offering and commence the Follow-on Offering. We will reserve the right to terminate the Follow-on Offering at any time and to extend the Follow-on Offering term to the extent permissible under applicable law.
Off Balance Sheet Arrangements
At September 30, 2014 and December 31, 2013, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of September 30, 2014, we had consolidated debt of $421,818, which included $109,930 of variable-rate debt. Including the $898 net premium on the assumption of debt, we have consolidated debt of $422,716 at September 30, 2014. We also entered into interest rate cap and swap agreements on $106,530 of debt which cap the LIBOR rate at between 1.0% and 3.6% over the next three years. A 0.25% movement in the interest rate on the $109,930 of variable-rate debt would have resulted in an approximately $275 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2014, the fair value of our mortgage notes payable was estimated to be approximately $4,765 higher than the carrying value of $421,818. If treasury rates were 0.25% higher at September 30, 2014, the fair value of our mortgage notes payable would have been approximately $742 lower than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the nine months ended September 30, 2014 and 2013, we recognized a foreign currency translation loss of $474 and $529, respectively. At September 30, 2014, a 10% unfavorable exchange rate movement would have caused our $474 foreign currency translation loss to be increased by $786, resulting in a foreign currency translation loss of approximately $1,260.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The most significant risk factors applicable to the Company are described in Item 1A to our 2013 Form 10-K. The following risk factor supplements the risk factors set forth in our 2013 Form 10-K.
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
Moreover, until our total NAV has reached $600,000, repurchases for shares of all classes in the aggregate may not exceed 25% of the gross proceeds received by us from the commencement of our public and private offerings through the last day of the prior calendar quarter.
During the three months ended September 30, 2014, we repurchased 118,095 and 116,277 shares of Class A and Class M common stock, respectively, under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (2)
July 1-July 31, 2014 (3)	146,276	$10.42	55,617	—
August 1-August 31, 2014	135,275	$10.47	135,275	—
September 1-September 30, 2014	43,480	$10.47	43,480	—
(1)     On October 1, 2012, we adopted our current share repurchase plan.
(2)     Redemptions are limited as described above.
(3) In July 2014, we repurchased 90,659 shares of our Class M common stock in privately negotiated transactions at an approximate 2-3% discount to the Class M NAV per share.
On October 1, 2012, our registration statement on Form S-11 (File No. 333-177963), with respect to our Public Offering of up to $3,000,000 of shares of common stock, of which $2,700,000 of shares of common stock are being offered pursuant to our primary offering and $300,000 of shares of common stock are being offered pursuant to our distribution reinvestment plan, was declared effective under the Securities Act and we commenced the Public Offering. The per share price for each class equals the daily NAV per share for such class, plus, for Class A shares only, applicable selling commissions, with discounts available to certain categories of purchasers.

As of September 30, 2014, we have sold the following shares of common stock and raised the following proceeds in connection with the Public Offering:

	Shares	Proceeds
Primary Offering
Class A Shares	18,102,506	$186,364
Class M Shares	3,980,096	40,799
Distribution Reinvestment Plan
Class A Shares	425,430	4,369
Class M Shares	112,508	1,160
Total	22,620,540	$232,692
On June 18, 2014, we filed a registration statement on Form S-11 (File No. 333-196886) with the SEC to register a public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the "Follow-on Offering").
As of September 30, 2014, we incurred the following costs in connection with the issuance and distribution of shares of our common stock in the Public Offering:

Type of Cost	Amount
Offering costs to related parties (1)	$13,369

(1)
Comprised of $1,399 in selling commissions, $2,623 in dealer manager fees, $1,071 in distribution fees and $8,276 in other offering costs. Selling commissions, dealer manager fees and distribution fees of $3,684 have been reallowed to third parties.

From the commencement of the Public Offering through September 30, 2014, the net proceeds to us from our Public Offering, excluding DRIP proceeds, after deducting the total expenses incurred described above, were $213,794. From the commencement of the Public Offering through September 30, 2014, net proceeds from our Public Offering have been allocated to reduce borrowings by $109,613 and to purchase interests in real estate of $104,181.
We are currently engaged in a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Private Offering"). Upon the SEC declaring the registration statement for our Follow-on Offering effective, we will terminate the Private Offering for Class A-I and M-I shares and the Public Offering and commence the Follow-on Offering. We will reserve the right to terminate the Follow-on Offering at any time and to extend the Follow-on Offering term to the extent permissible under applicable law.
As of September 30, 2014, we have sold the following shares of common stock and raised the following proceeds in connection with the Private Offering:

	Shares	Proceeds
Private Offering
Class M-I Shares	96,525	$1,000
Class D Shares	3,320,683	35,000
Total	3,417,208	$36,000
From the commencement of the Private Offering through September 30, 2014, the net proceeds to us were used to increase our cash and cash equivalents and fund redemptions.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 6, 2014	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

1.1
Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle     Investment Management Distributors, LLC, dated as of July 8, 2014 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014)

3.1
Articles of Amendment to the Second Articles of Amendment and Restatement of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014)

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