Form 10-K
period 2014-12-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2015-03-05
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the 16,662,177 shares of Class A common stock and 29,582,324 shares of Class M common stock held by non-affiliates of the Registrant was $171,877 and $305,789 for Class A and M shares, respectively, based upon the last appraised value of $10.32 and $10.34 per share for Class A and M shares, respectively.
As of March 5, 2015, there were 17,791,900 shares of Class A Common Stock, 23,404,764 shares of Class M Common Stock, 4,066,054 shares of Class A-I Common Stock, 929,328 shares of Class M-I Common Stock and 3,396,123 shares of Class D Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

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
GENERAL
Except where the context suggests otherwise, the terms “we,” “us,” “our,” the “Company” and "JLL Income Property Trust" refer to Jones Lang LaSalle Income Property Trust, Inc. The terms “Advisor” and “LaSalle” refer to LaSalle Investment Management, Inc.

JLL Income Property Trust is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2014, we owned interests in a total of 28 properties, 27 of which are located in 10 U.S. states and one of which is located in Canada.

From our inception through October 1, 2012, we raised proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-11 with respect to our continuous Public Offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Initial Public Offering"). Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), have invested an aggregate of $60,200 through purchases of shares of our common stock.

On June 18, 2014, we filed a registration statement on Form S-11 (Commission File No. 333-196886) with the SEC to register our second public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “Follow-on Offering”). On January 16, 2015, the SEC declared our Follow-on Offering effective and our Initial Public Offering automatically terminated. We reserve the right to terminate the Follow-on Offering at any time.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Private Offering"). Upon the SEC declaring the registration statement for our Follow-on Offering effective, we terminated the Private Offering. On March 3, 2015, we commenced a new private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration.
From October 1, 2012 through December 31, 2014, we raised aggregate gross proceeds of approximately $301,576 from the sale of our five classes of common stock through our public and private offerings described above. The outstanding stock was held by 3,826 stockholders as of December 31, 2014.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between the Company and LaSalle, which became effective on June 5, 2014 (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned, but operationally independent subsidiary of JLL, a New York Stock Exchange-listed global real estate services firm that specializes in commercial property management, leasing and investment management. We have no employees, as all operations are managed by our Advisor. Our executive officers are employees of and compensated by our Advisor.

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

Investment Strategy

The cornerstone of our investment strategy is to acquire and manage income-producing commercial real estate properties and real estate-related assets around the world. We believe this strategy will enable us to provide stockholders with a portfolio that is well-diversified across property type, geographic region and industry, both in the United States and internationally. It is our belief that adding international investments to our portfolio over time will serve as an effective tool to construct a well-diversified portfolio designed to provide our stockholders with stable distributions and attractive long-term risk-adjusted returns.

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

We believe that the evolving global commercial real estate markets may present opportunities to purchase high quality properties and other real estate-related assets at discounts to both the previous market peaks and asset replacement costs during the period in which we are investing the net proceeds of our offerings. We also believe that making these investments during the current period of this financial cycle may position our investment portfolio to realize enhanced income and moderate value appreciation during the continuing recovery of the economies of the United States and our global target markets.

We will leverage LaSalle's broad commercial real estate research and strategy platform and capabilities to employ a research-based investment philosophy focused on building a portfolio of commercial properties and real estate-related assets that we believe have the potential to provide stable income streams and outperform market averages over an extended holding period. Furthermore, we believe that having access to LaSalle and JLL's international organization and platform, with real estate professionals living and working full time throughout our global target markets, will be a valuable resource to us when considering and executing upon international investment opportunities.

Investment Portfolio Allocation Targets
Our board of directors has adopted investment guidelines for our advisor to implement and actively monitor in order to allow us to achieve and maintain diversification in our overall investment portfolio. Our board of directors formally reviews our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, more often as they deem appropriate. Our board of directors will review the investment guidelines to ensure that the guidelines are being followed and are in the best interests of our stockholders. Each such determination and the basis therefor shall be set forth in the minutes of the meetings of our board of directors. Changes to our investment guidelines must be approved by our board of directors and do not require notice to or the vote of our stockholders.

Following our initial ramp-up period, as described below, we will seek to invest:
•    up to 95% of our assets in properties;
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

During the period before we have raised substantial offering proceeds and before our total NAV has reached $800,000, which we refer to as our “ramp-up period,” we will balance the goal of achieving a more diversified portfolio with the goal of reducing our leverage. Following the end of the ramp-up period, we believe that the size of our portfolio of investments should be sufficient for our Advisor to adhere more closely to our investment guidelines, although we cannot predict how long our ramp-up period will last and cannot provide assurances that we will be able to raise sufficient offering proceeds to accomplish this objective. During our ramp-up period, the percentages of our gross assets comprised of various categories of assets may fluctuate as we identify investment opportunities and make investments with a combination of offering proceeds and proceeds from borrowings. If we raise substantially less than the maximum offering amount in our Follow-on Offering, the percentage of our gross assets comprised of properties may be greater than other categories due to the current composition of our portfolio.
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

We intend to use financial leverage to provide additional funds to support our investment activities. During the ramp-up period, we intend to use lower amounts of leverage, if any, to finance our new acquisitions in order to reduce our overall Company leverage. After the ramp-up period, we expect to maintain a targeted Company leverage ratio of between approximately 30% and 50%. Our Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) was 45% at December 31, 2014 and 2013. We intend to continue to use portions of the proceeds from the Initial Public Offering and Follow-on Offering to retire certain property-level borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives and raising new equity. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets, other than intangibles, valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are currently in compliance with the charter limitations on our indebtedness.

Investments in Properties

We generally invest in properties located in large metropolitan areas that are well-leased with a stable tenant base and that are expected to generate predictable income. However, we may make investments in properties with other characteristics if we believe that the investments have the potential to enhance portfolio diversification or investment returns, as further described below under “Value Creation Opportunities.” There is no limitation on the amount we may invest in any single property.

We intend to manage risk through constructing and managing a broadly diversified portfolio of properties in developed markets around the world. We believe that a broadly diversified investment portfolio may offer stockholders significant benefits for a given level of risk relative to a more concentrated investment portfolio. In addition, we believe that assembling a diversified tenant base by investing in multiple properties and property types across multiple markets and geographic regions may mitigate the economic impacts associated with releasing properties or tenants potentially defaulting under their leases, since lease revenues represent the primary source of income from our real estate investments.

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
Global Target Markets

In general, we seek to invest in properties in well-established locations within larger metropolitan areas and with the potential for above average population or employment growth. Although we have and expect to continue to focus on investing primarily in developed markets throughout the United States, we may also invest a substantial portion of the proceeds of our public and private offerings in markets outside of the United States. We believe that an allocation to international investments that meet our investment objectives and guidelines will contribute meaningfully to the diversification of our portfolio, the ability for us to identify favorable income-generating investments and the potential for achieving attractive long-term risk-adjusted returns. We believe that opportunities for attractive risk-adjusted returns exist both within the United States and globally. Most of our investments outside of the United States will be in core properties in stabilized, well-developed markets within Europe and the Asia Pacific region. We believe that our long-term strategy to acquire properties on a global basis will provide for a well-diversified portfolio that will generate attractive current returns and optimize long-term value for our stockholders.
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

Investments in Real Estate-Related Assets

We may invest a portion of our portfolio in real estate-related assets other than properties. These assets may include the common and preferred stock of publicly-traded real estate-related companies, preferred equity interests, mortgage loans and other real estate-related equity and debt instruments. Up to 25% of our overall portfolio may be invested in real estate-related assets. We believe that our advisor’s ability to acquire real estate- related assets in conjunction with acquiring a portfolio of properties may provide us with additional liquidity and further diversification, which provides greater financial flexibility and discretion to construct an investment portfolio designed to achieve our investment objectives. Our charter requires that any investment in equity securities (other than equity securities traded on a national securities exchange or included for quotation on an inter-dealer quotation system) not within the specific parameters of our investment guidelines adopted by our board of directors must be approved by a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable.

We may invest in mortgage loans consistent with the requirements for qualification as a REIT. We may originate or acquire interests in mortgage loans, generally on the same types of properties we might otherwise buy. These mortgage loans may pay fixed or variable interest rates or have “participating” features described below. Normally, mortgage loans will be secured by income-producing properties. They typically will be nonrecourse, which means they will not be the borrower’s personal obligations. We expect that most will be first mortgage loans, with first priority liens on the property. These loans may provide for payments of principal and interest or may provide for interest-only payments, with a balloon payment at maturity.

We may make mortgage loans that permit us to participate in the revenues from or appreciation of the underlying property consistent with the rules applicable for qualification as a REIT. These participations may entitle us to receive additional interest, usually calculated as a percentage of the gross income the borrower receives from operating, selling or refinancing the property. We may also receive an option to buy an interest in the property securing the participating loan.

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
SEASONALITY
For our six student-oriented apartment communities that we owned as of December 31, 2014, the majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In certain cases we enter into leases for less than the full academic year, including nine-month or shorter-term leases. As a result, cash flows may be reduced during the summer months at properties having lease terms shorter than 12 months. The annual releasing cycle results in significant turnover in the tenant population from year to year. Accordingly, certain property revenues and operating expenses tend to be seasonal in nature, and therefore not incurred ratably over the course of the year. Prior to the commencement of each new lease period, mostly during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality impacts to our operating results during the second and third quarter of each year.
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
GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2014:

	Real Estate Portfolio
	Number of Properties	Net Rentable Square Feet	Estimated Percent of Fair Value
South	12	3,702,000	37%
West	7	876,000	29
East	3	888,000	17
Midwest	5	1,481,000	13
International	1	135,000	4
Total	28	7,082,000	100%
The following charts sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2014, 2013 and 2012:

FOREIGN OPERATIONS
We currently own one property outside the United States, a multi-tenant office building located in Calgary, Canada. We are subject to currency risk and general Canadian economy risks associated with this investment. This property accounted for approximately 15%, 9% and 12% of our consolidated office revenues for the years ended December 31, 2014, 2013, and 2012, respectively, and approximately 4%, 4% and 5% of our consolidated revenues for the years ended December 31, 2014, 2013, and 2012, respectively.

DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during 2014, 2013 and 2012 were as follows:

	For the year ended December 31,
	2014	2013	2012
Office
Amazon Corporation LLC	12%	7%	—%
Conexant Systems, Inc. (1)	—%	14%	18%
Dignity Health (2)	—%	9%	16%
Industrial
Musician's Friend	21%	45%	67%
Mitsubishi Electric	21%	18%	—%
Acuity Specialty Products	10%	22%	33%

(1)	On January 18, 2013, this tenant defaulted on its lease and subsequently filed for bankruptcy. On December 10, 2013, we sold the property where this tenant had occupied space.

(2)	On October 24, 2013, we sold the properties where this tenant had occupied space.
REPORTABLE SEGMENTS

We align our internal operations along the primary property types we are targeting for investments, resulting in five operating segments: apartment properties, industrial properties, office properties, retail properties and other properties. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information related to our reportable segments.

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

Office Properties

Office sector properties are generally categorized based upon location and quality. Buildings may be located in Central Business Districts ("CBDs") or suburbs. Buildings may also be classified by general quality and size, ranging from Class A properties which are generally large-scale buildings of the highest-quality to Class C buildings which are below investment grade. We intend to invest in Class A or B office properties that are near areas of dense population, have sufficient transportation access or are located within well-established suburban office/business parks or CBDs. We also anticipate that a portion of the office properties in which we invest will be medical office and healthcare related facilities. We expect the duration of our office leases to be generally between five to ten years, which can help mitigate the volatility of our portfolio's income.

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

Other Properties

The other property sector is currently comprised of parking facilities. The parking industry is large and fragmented and includes facilities that provide short-term parking spaces for vehicles on an hourly, daily, weekly, or monthly basis. Parking structures can range from surface lots to larger multi-level buildings. Location and the local trade area are critically important to the performance of parking facilities. In addition to location, parking rates offered at a facility have a significant influence on a driver’s decision to use a particular facility.  We will seek to invest principally in parking facilities in densely populated urban areas with high barriers to entry for new competition and multiple demand drivers.

AVAILABLE INFORMATION
We are subject to the information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) where the reports, proxy and information statements, and other information that we file electronically with the SEC can be accessed free of charge. Our website is www.JLLIPT.com. Our reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports are posted on our website as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference.
INSURANCE
Although we believe our investments are currently adequately covered by insurance consistent with the terms and levels of coverage that are standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.
EMPLOYEES
We have no paid employees. The employees of our Advisor or its affiliates provide management, acquisition, advisory and certain other administrative services for us.
On November 4, 2014, as contemplated in our in Advisory Agreement, we agreed to reimburse LaSalle for a portion of certain of our executive officers’ compensation associated with work performed on the Follow-on Offering prior to the effective date. The amount will be reimbursed over a three year period beginning in 2015.

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
Risks Related to Investing in Shares of Our Common Stock
There is no public trading market for shares of our common stock; therefore, the ability of our stockholders to dispose of their shares will likely be limited to the repurchase of shares by us which generally will not be available during the first year after the purchase. If stockholders do sell their shares to us, they may receive less than the price paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a public market will ever develop. Therefore, the repurchase of shares by us will likely be the only way for stockholders to dispose of their shares. We will repurchase shares at a price equal to our NAV per share of the class of shares being repurchased on the date of repurchase, and not based on the price at which the shares were purchased. Shares are not eligible for repurchase for the first year after purchase except upon death or disability of a stockholder; provided, however, that shares issued pursuant to our distribution reinvestment plan are not subject to the one-year holding period. In addition, we may repurchase shares if a stockholder fails to maintain a minimum balance of $5,000 in shares, even if the failure to meet the minimum balance is caused solely by a decline in our NAV. As a result of these terms of our share repurchase plan, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan.

Our ability to repurchase shares may be limited, and our board of directors may modify or suspend our share repurchase plan at any time.
Our share repurchase plan limits the funds we may use to purchase shares each calendar quarter to 5% of the combined NAV of all classes of shares as of the last day of the previous calendar quarter, which means that in any 12-month period, we limit repurchases to approximately 20% of our total NAV. In addition, until our NAV first reaches $600 million, repurchases of shares of all classes in the aggregate will not exceed 25% of the gross offering proceeds received by us from the commencement of our initial public offering through the last day of the prior calendar quarter. The vast majority of our assets will consist of properties that cannot generally be liquidated quickly. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Our board of directors may modify or suspend for any period of time or indefinitely our share repurchase plan should repurchase requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or pose a risk of having a material adverse impact on stockholders whose shares are not repurchased. Because our board of directors is not required to authorize the recommencement of the share repurchase plan within any specified period of time, our board or directors may effectively terminate the plan by suspending it indefinitely. As a result, our stockholders’ ability to have their shares repurchased by us may be limited and at times no liquidity may be available for our stockholders’ investment in us.

We have a history of operating losses and cannot assure you that we will achieve profitability.
Since our inception in 2004, we have experienced net losses (calculated in accordance with U.S. generally accepted accounting principles ("GAAP")) each fiscal year, except for the years ended December 31 of 2005, 2012 and 2014. As of December 31, 2014, we had an accumulated deficit of $135,745. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability.

The availability, timing and amount of cash distributions to you is uncertain.
Our board of directors declared quarterly distributions for our stockholders equal to $0.09506 per share for each of the third quarter of 2011 and the first, second and third quarters of 2012 (as adjusted for the stock distribution that occurred on October 1, 2012). In addition, our board of directors declared quarterly distributions of $0.10 per share for each of the fourth quarter of 2012 and the first, second and third quarters of 2013. Our board of directors declared quarterly distributions of $0.11 per share for each of the fourth quarter of 2013 and the first and second quarters of 2014. For the third and fourth quarters of 2014 our board of directors declared a quarterly distribution of $0.12 per share. On March 3, 2015, our board of directors declared a quarterly distribution of $0.12 per share for the first quarter of 2015. We historically paid quarterly distributions beginning in the first quarterly period following the initial closing of our first offering on December 23, 2004 through March 31, 2009, but we did not pay distributions for the nine quarterly periods prior to September 30, 2011. We bear all expenses incurred in our operations, which are deducted from cash funds generated from operations prior to computing the amount of cash for distribution to stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital or other purposes, which was the policy of our board of directors between March 2009 through

September 2011 when we suspended our distributions as a part of our cash conservation strategy adopted in response to the uncertain economic climate and extraordinary conditions in the commercial real estate industry.

Your overall return may be reduced if we pay distributions from sources other than our cash from operations.
To date, all of the distributions we have paid to stockholders have been funded through a combination of cash flow from our operations and borrowings. We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of our public and private offerings or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, our expenses are greater than expected or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investment in our shares of common stock.
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
We currently have, and may enter into, agreements with subsidiaries of our Sponsor to perform certain services for our real estate portfolio.
Subsidiaries of our Sponsor provide property management, leasing and other services to property owners, and currently provides certain services to us with respect to a portion of our properties, and we may engage subsidiaries of our Sponsor to perform additional property or construction management, leasing and other services related to our real estate portfolio. The fees, commissions and expense reimbursements paid to our Sponsor in connection with these services have not and will not be determined with the benefit of arm’s length negotiations of the type normally conducted between unrelated parties. Even though all such agreements will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could receive from a third party.
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
Our Advisor may cause us to acquire an interest in a property from its affiliates or through a joint venture with its affiliates or to dispose of an interest in a property to its affiliates. In these circumstances, our Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. Even though all such transactions will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could receive from a third party.
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
We have recorded impairments of our real estate as a result of such conditions. To the extent that a general economic slowdown is prolonged or becomes more severe or real estate fundamentals deteriorate, it may have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to pay distributions to our stockholders.
Historic market conditions and the risk of renewed market deterioration have caused and may in the future cause the value of our real estate investments to decline.
The historic economic environment and credit market conditions impacted the performance and value of our real estate investments. If the current economic or real estate environment were to worsen in the markets where our properties are located, the NAV per share of our common stock may experience more volatility or decline as a result. Volatility in the fair value and operating performance of commercial real estate has made estimating cash flows from our real estate investments difficult, since such estimates are dependent upon our judgment regarding numerous factors, including, but not limited to, current and potential future refinancing availability, fluctuations in regional or local real estate values and fluctuations in regional or local rental or occupancy rates, real estate tax rates and other operating expenses.
We cannot assure our stockholders that we will not have to realize or record impairment charges, or experience disruptions in cash flows and/or permanent losses related to our real estate investments or decreases in the NAV per share of our common stock in future periods. In addition, to the extent that volatile markets exist, these conditions could adversely impact our ability to potentially sell our real estate investments at a price and with terms acceptable to us or at all.
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
At some point in the future, we may consider internalizing the functions performed for us by our Advisor. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire a subsidiary or division of our Advisor that has performed services for us pursuant to our Advisory Agreement, including its existing workforce. Any internalization transaction could result in significant payments to the owners of our Advisor, possibly in the form of our common stock, which could reduce the percentage ownership of our then existing stockholders and increase the percentage ownership held by our Advisor and its affiliates. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed; we may not be able to properly integrate a new staff of managers and employees; or we may not be able to effectively replicate the services provided previously by our Advisor and its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.
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
The termination or replacement of our Advisor could trigger a repayment event under the mortgage loans for some of our properties.
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
Certain provisions in our organizational documents and under Maryland law could inhibit transactions or changes of control under circumstances that could otherwise provide stockholders with the opportunity to realize a premium.
Our charter and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. For example, our charter authorizes the issuance of preferred stock which can be created and issued by our board of directors without prior stockholder approval, with rights senior to those of our common stock, and prohibits our stockholders from filling board vacancies. In addition, for so long as the advisory agreement is in effect, our Advisor has the right to nominate, subject to the approval of such nomination by our board of directors, three affiliated directors to the slate of directors to be voted on by the stockholders at our annual meeting of stockholders. Furthermore, our board of directors must also consult with our Advisor in connection with (i) its selection of each independent director for nomination to the slate of directors to be voted on at the annual meeting of stockholders, and (ii) filling any vacancies created by the removal, resignation, retirement or death of any director. These and other provisions in our charter and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving our company.
In addition, certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with: (1) any person who beneficially owns 10% or more of the voting power of our outstanding voting stock, which we refer to as an “interested stockholder;” (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock, which we also refer to as an “interested stockholder;” or (3) an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting stock, and two-thirds of the votes entitled to be cast by holders of our voting stock other than shares held by the interested stockholder or its affiliate with whom the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. Pursuant to the business combination statute, our board of directors has exempted any business combination involving us and any person, provided that such business combination is first approved by a majority of our board of directors, including a majority of our independent directors.
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
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.
Risks Related to Investments in Real Property
We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant tenants, could adversely affect the income produced by our properties, which may harm our operating performance, thereby limiting our ability to pay distributions to our stockholders.
The success of our investments depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. Our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.
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
Our revenues will be significantly influenced by the economies and other conditions of the apartment, industrial, office, retail, and other markets in general and the specific geographic markets in which we operate where we have high concentrations of these types of properties.
As of December 31, 2014, our diversification of current fair value of our consolidated properties by property type consisted of 23% in the apartment property sector, 22% in the industrial property sector, 31% in the office property sector, 21% in the retail property sector and 3% in the other property sector. As of December 31, 2014, we also owned an interest in one unconsolidated property in the other property sector. Because our portfolio consists primarily of apartment, industrial, office, retail and other properties, we are subject to risks inherent in investments in these property types. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.

Additionally, as of December 31, 2014, approximately 37% of the current fair value of our consolidated properties was geographically concentrated in the southern United States. Moreover, our properties located in California, Florida, Georgia and Texas accounted for approximately 19%, 16%, 15% and 12% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office, retail, industrial or apartment properties, industry slowdowns, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office, retail, industrial or apartment space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.
We face risks associated with our student-oriented apartment communities.
For the years ended December 31, 2014 and 2013, student-oriented apartment communities comprised approximately 34% of our revenues. Unlike other apartment housing, student housing communities are typically leased on an individual lease basis, by the bed, which limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The lease terms are typically for less than one year. Student housing communities are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. As a result, we may experience a significant reduction in our cash flows and revenues from our student oriented housing properties during the summer months. If we are unable to find new individual tenants for these properties, it could have a material adverse effect on our NAV.
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
Leases representing approximately 6% and 16% of the annualized minimum base rent from our consolidated properties, as of December 31, 2014, were scheduled to expire in 2015 and 2016 (excluding our apartment investments), respectively. Because we compete with a number of other developers, owners and managers of office, retail industrial and apartment properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, the economic turmoil of the last several years has led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who have purchased properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.
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
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. We may also face competition from real estate programs sponsored by JLL and its affiliates. Many third party competitors have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, as the economy recovers, the number of entities and the amount of funds competing for suitable investments may increase. In addition to third party competitors, other programs sponsored by our Advisor may raise additional capital and seek investment opportunities under our Advisor's allocation policy. If we acquire properties and other investments at higher prices or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
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
Although our Advisor has hired and may hire JLL to manage and lease certain of our properties, we also rely on third party property managers and leasing agents to manage and lease vacancies in most of our properties. The third party property managers have significant decision-making authority with respect to the management of our properties. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we will engage third parties to perform this function. Thus, the success of our business may depend in large part on the ability of our third party property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by our property managers or leasing agents could adversely impact the operation and profitability of our properties.
We may not have sole decision-making authority over some of our real property investments and may be unable to take actions to protect our interests in these investments.
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2014, we had interests in eight joint ventures that collectively own eight properties across the United States accounting for 30% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.
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
Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.
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
In addition, the events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile properties to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act, which was extended through 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may affect the general real estate lending market, lending volume and the market’s overall loss of liquidity may reduce the number of suitable investment opportunities available to us and the pace at which its investments are made. We currently carry terrorism insurance under our master insurance program on all of our investments, except for Railway Street Corporate Centre, an office building located in Calgary, Canada.
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

We are subject to interest rate risk with respect to our investments in fixed income securities such as preferred equity and debt securities, and to a lesser extent distribution paying common stocks. Interest rate risk is the risk that these types of securities will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the fair value of such securities will decline, and vice versa. Our investment in such securities means that our NAV may decline if market interest rates rise. During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security's duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as “call risk” or “prepayment risk.” If this occurs, we may be forced to reinvest in lower yielding securities. This is known as “reinvestment risk.” Preferred equity and debt securities frequently have call features that allow the issuer to redeem the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our securities investments.
Risks Related to Debt Financing
We have incurred and are likely to continue to incur mortgage or other indebtedness, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of your investment.
As of December 31, 2014, we had total outstanding indebtedness of $420,517. Our Company leverage ratio, calculated as our share of total liabilities divided by our share of the fair value of total assets, was 45% as of December 31, 2014 and 2013. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to obtain funds to acquire additional properties or for working capital. We may also obtain a line of credit to provide a flexible borrowing source that will allow us to fund repurchases, to pay distributions or to use for other business purposes.
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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2014, we had $420,517 in aggregate outstanding mortgage notes payable, which had maturity dates through March 1, 2027.

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
We may use our line of credit to provide for a ready source of liquidity to fund repurchases of shares of our common stock in the event that repurchase requests exceed net proceeds from our continuous offerings. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offerings or sell some of our assets to repay outstanding indebtedness.
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

The mortgage loans on two of our properties provide that the issuance, transfer and redemption of our shares are permitted only so long as we are advised by LaSalle, its affiliate, or a suitable successor or replacement, which could limit our ability to terminate our advisor or make such termination costly.

The loan agreement executed on April 30, 2007 in connection with the mortgage loan on Station Nine Apartments provides that the transfer or redemption of shares of our common stock and the transfer of ownership of Station Nine Apartments or our subsidiary which owns Station Nine Apartments are permitted equity transfers under the loan agreement only so long as we are advised by LaSalle or its affiliate, a successor by merger to LaSalle or its affiliate or any entity that, together with its affiliates, owns, manages, advises or lends against commercial real estate assets of at least $1.0 billion. In the event that we ceased to be advised by LaSalle or its affiliate or another qualifying entity under the loan agreement, any transfer or redemption of our shares or transfer or sale of Station Nine Apartments could be deemed an event of default. Such an event of default would entitle the lender to exercise all rights and remedies available under the loan agreement and the other loan documents and at law and in equity, including, without limitation, declaring the full amount of the loan immediately due and payable and seeking foreclosure. The loan on Station Nine Apartments may be prepaid, subject to the payment of a prepayment fee equal to the greater of 1.0% of the outstanding loan balance or yield maintenance.

The deed of trust executed on June 17, 2005 in connection with the mortgage loan on 111 Sutter Street provides that the issuance, transfer or redemption of shares of our common stock are permitted transfers under the deed of trust only so long as we are advised by LaSalle or its affiliate, a successor by merger to LaSalle or its affiliate or any entity that, together with its affiliates, owns, manages, advises or lends against commercial real estate assets of at least $3.0 billion. In the event that we ceased to be advised by LaSalle or its affiliate or another qualifying entity under the deed of trust, any issuance, transfer or redemption of shares of our common stock could be deemed an event of default. Such an event of default would entitle the beneficiary to exercise all rights and remedies available under the deed of trust and the other loan documents and at law and in equity, including, without limitation, declaring the full amount of the loan immediately due and payable and seeking foreclosure. The loan on 111 Sutter Street may be prepaid, subject to the payment of a prepayment fee equal to the greater of 3.0% of the outstanding loan balance or yield maintenance.

The foregoing provisions could have the effect of limiting our ability to terminate our advisor or, in the event that we incur a fee in connection with the prepayment of the loan on Station Nine Apartments or 111 Sutter Street, make such a termination more costly. In addition, in the event that we were to default under the loan agreement or the deed of trust we may not be able to continue to raise capital through our public offering or repurchase shares pursuant to our share repurchase plan, which could have a material adverse effect on our business, results of operations or financial condition.
Federal Income Tax Risks
Failure to qualify as a REIT would have significant adverse consequences to us.
We are organized and operated in a manner intended to qualify as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2004. REIT qualification requires ongoing satisfaction of various requirements regarding our organization, the nature of our gross income and assets and the amount of dividends we distribute. In addition, future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If the IRS determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved because:

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
To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to pay distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
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
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. If the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated if we are unable to cure such failure. We have obtained a private letter ruling from the IRS concluding that differences in the dividends distributed to holders of Class A and Class M shares, as described in the ruling, will not cause such dividends to be preferential dividends. We do not plan to seek another IRS ruling with respect to the Class A-I, Class M-I and Class D shares, which presents a degree of risk that the IRS could take the position that the differing amounts of our distributions related to class-specific expenses may cause preferential dividends.
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
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates on qualified dividends.
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
We may purchase investments in properties and lease them back to the sellers of these properties. If the IRS does not characterize these leases as “true leases,” the rental payments would not be treated as rents from real property, which could affect our ability to satisfy the REIT gross income tests and qualify as a REIT.
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
Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. As discussed under “Certain ERISA Considerations,” our assets may not be deemed to constitute “plan assets” of stockholders that are subject to the fiduciary provisions of ERISA or the prohibited transaction rules of Section 4975 of the Code (“Plans”). If we were deemed to hold “plan assets” of Plans (i) ERISA’s fiduciary standards would apply to, and might materially affect, our operations if any such Plans are subject to ERISA, and (ii) any transaction we enter into could be deemed a transaction with each Plan and transactions we might enter into in the ordinary course of business could constitute prohibited transactions under ERISA and/or Section 4975 of the Code.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
DESCRIPTION OF REAL ESTATE
Our investments in real estate assets as of December 31, 2014 consisted of interests in wholly-owned properties and eight joint ventures. The following table sets forth information with respect to our real estate assets by segment as of December 31, 2014. We own a fee simple interest in all properties unless otherwise noted.

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Apartment Segment:
Station Nine Apartments	Durham, NC	100%	2005	April 16, 2007	312,000	99%
Student-oriented Apartment Communities:
Cabana Beach San Marcos (1) (2)	San Marcos, TX	78%	2006	November 21, 2007	258,000	92%
Cabana Beach Gainesville (1) (2)	Gainesville, FL	78%	2005-2007(3)	November 21, 2007	598,000	94%
Campus Lodge Athens (1) (2)	Athens, GA	78%	2003	November 21, 2007	229,000	100%
Campus Lodge Columbia (1) (2)	Columbia, MO	78%	2005	November 21, 2007	256,000	87%
The Edge at Lafayette (1)	Lafayette, LA	78%	2007	January 15, 2008	207,000	95%
Campus Lodge Tampa (1)	Tampa, FL	78%	2001	February 29, 2008	477,000	94%
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	100%	2002	June 30, 2005	409,000	100%
Norfleet Distribution Center	Kansas City, MO	100%	2007	February 27, 2007	702,000	100%
Joliet Distribution Center	Joliet, IL	100%	2005	June 26, 2013	442,000	100%
Suwanee Distribution Center	Suwanee, GA	100%	2013	June 28, 2013	559,000	100%
South Seattle Distribution Center
3800 1st Avenue	Seattle, WA	100%	1968	December 18, 2013	162,000	100%
3844 1st Avenue	Seattle, WA	100%	1949	December 18, 2013	101,000	100%
3601 2nd Avenue	Seattle, WA	100%	1980	December 18, 2013	60,000	100%
Grand Prairie Distribution Center	Grand Prairie, TX	100%	2013	January 22, 2014	277,000	100%
Charlotte Distribution Center	Charlotte, NC	100%	1991	June 27, 2014	347,000	100%
Office Segment:
Monument IV at Worldgate	Herndon, VA	100%	2001	August 27, 2004	228,000	100%
111 Sutter Street (4)	San Francisco, CA	100%	1926/2001(5)	March 29, 2005/ December 4, 2012	286,000	94%
14600 Sherman Way	Van Nuys, CA	100%	1991	December 21, 2005	50,000	87%
14624 Sherman Way	Van Nuys, CA	100%	1981	December 21, 2005	53,000	88%
36 Research Park Drive	St. Charles, MO	100%	2007	June 13, 2007	81,000	100%
Railway Street Corporate Centre	Calgary, Canada	100%	2007	August 30, 2007	135,000	95%
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	87.85%	2006	June 15, 2007	306,000	98%
Grand Lakes Marketplace (1)	Katy, TX	90%	2012	September 17, 2013	131,000	100%
Oak Grove Plaza	Sachse, TX	100%	2003	January 17, 2014	120,000	97%
Rancho Temecula Town Center	Temecula, CA	100%	2007	June 16, 2014	165,000	93%
Other Segment:
South Beach Parking Garage (6)	Miami, FL	N/A	2001	January 28, 2014	130,000	N/A

Unconsolidated Other Property:
Chicago Parking Garage (7)	Chicago, IL	N/A	2003	December 23, 2014	167,000	N/A

(1)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(2)	On December 19, 2014, the property was designated as held-for-sale. The property was subsequently sold on January 27, 2015.

(3)	Portions of property built and completed between 2005 and 2007.

(4)	On March 29, 2005, we acquired an 80% interest in the property. On December 4, 2012, we acquired the remaining 20% interest.

(5)	Built in 1926 and renovated in 2001.

(6)	The parking garage contains 343 stalls. This property is owned leasehold.

(7)	We own a condominium interest in the building that contains a 366 stall parking garage.

ACQUISITIONS
2014 Acquisitions
On January 17, 2014, we acquired Oak Grove Plaza, a 120,000 square foot retail property located in Sachse, Texas, for approximately $22,525. The acquisition was financed with a ten-year mortgage loan in the amount of $10,550 that bears interest at fixed rate of 4.17% and cash on hand.
On January 22, 2014, we acquired Grand Prairie Distribution Center, a 277,000 square foot industrial building located in Grand Prairie, Texas for approximately $17,200, using cash on hand. The property is 100% leased to a single tenant for ten years.
On January 28, 2014, we acquired South Beach Parking Garage, a 343 stall, multi-level parking facility located on South Beach in Miami, Florida for approximately $22,050, using cash on hand and a $13,000 draw on our line of credit.
On June 16, 2014, we acquired Rancho Temecula Town Center, a 165,000 square foot retail property located in Temecula, California, for approximately $60,000. The acquisition was financed with a 12-year fixed rate mortgage loan in the amount of $28,000 that bears interest at a fixed rate of 4.02%, interest only and cash on hand.
On June 27, 2014, we acquired Charlotte Distribution Center, a 347,000 square foot industrial building located in Charlotte, North Carolina, for approximately $25,550, using cash on hand. The property is 100% leased to a single tenant for 14 years.
On December 23, 2014, we acquired a condominium interest in Chicago Parking Garage, a 366 stall, multi-level parking facility located in Chicago, Illinois for approximately $16,900, using cash on hand. In accordance with authoritative guidance, Chicago Parking Garage will be accounted for as an investment in an unconsolidated real estate affiliate.
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

DISPOSITIONS
2014 Dispositions
On August 8, 2014, we sold Stirling Slidell Shopping Centre, a 139,000 square foot retail property located in Slidell, Louisiana for $14,600. In conjunction with the sale, we paid off the mortgage loan for approximately $12,007. We recorded a gain on the sale of the property in the amount of $181 and recorded a loss on the extinguishment of the debt of $236.
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
2013 Dispositions
On October 24, 2013, we completed the sale of 13 of our 15 properties in the Dignity Health Office Portfolio, which include 300 Old River Road, 500 Old River Road, 500 West Thomas Road, 1500 South Central Avenue, 18350 Roscoe Boulevard, 18460 Roscoe Boulevard, 18546 Roscoe Boulevard, 4545 East Chandler, 485 South Dobson, 1501 North Gilbert, 116 South Palisade, 525 East Plaza, and 10440 East Riggs (collectively, the "Dignity Health Disposition Portfolio"), for $111,260. In conjunction with the sale, we prepaid the three remaining mortgage loan pools associated with the properties for approximately $60,950, including accrued interested. We reported a gain on sale of $15,048. The results of operations and gain on sale of the properties are reported as discontinued operations for all periods presented. The sale of the Dignity Health Disposition Portfolio properties was prompted by our belief that the future direction of the healthcare industry is moving away from individual physician practices and more towards large physician practice groups. The majority of the space within the Dignity Health Office Portfolio is focused on smaller, individual physician practices.
On October 29, 2013, we sold our 46.5% interest in Legacy Village to our joint venture partners for $27,350. We reported a gain on the sale of $7,290. The sale was the result of our goal to focus our retail investments in grocery anchored community oriented retail properties along with our objective to generally own majority controlling interests in our investments.
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
On April 20, 2012, we sold Georgia Door Sales Distribution Center, an industrial property located in Austell, Georgia, for $5,150. We determined that continuing to hold this property no longer fit with our strategic objectives. This sale reduced our lease renewal risks and increased cash reserves.
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

FINANCING
The following is a summary of the mortgage notes for our consolidated properties as of December 31, 2014:

Property	Interest Rate		Maturity Date	Principal Balance
Campus Lodge Tampa		5.95%	October 2016	$32,198
Norfleet Distribution Center	LIBOR +	2.75%	February 2017	12,000
South Beach Parking Garage	LIBOR +	2.05%	March 2017	9,250
Station Nine Apartments		5.50%	May 2017	36,885
The District at Howell Mill		6.14%	June 2017	9,675
Railway Street Corporate Centre		5.16%	September 2017	24,643
Cabana Beach Gainesville (1)	LIBOR +	2.60%	December 2018	20,300
Cabana Beach San Marcos (1)	LIBOR +	2.29%	December 2018	16,720
Campus Lodge Columbia (1)	LIBOR +	2.35%	December 2018	22,400
Campus Lodge Athens (1)	LIBOR +	2.45%	December 2018	11,580
The Edge at Lafayette	LIBOR +	2.49%	December 2018	17,680
Grand Prairie Distribution Center		3.58%	April 2019	8,600
Suwanee Distribution Center		3.66%	October 2020	19,100
111 Sutter Street		4.50%	April 2023	53,922
Grand Lakes Marketplace		4.20%	October 2023	23,900
Oak Grove Plaza		4.17%	February 2024	10,400
South Seattle Distribution Center		4.38%	March 2024	19,500
Charlotte Distribution Center		3.66%	September 2024	10,220
Rancho Temecula Town Center		4.02%	July 2026	28,000
The District at Howell Mill		5.30%	March 2027	33,544

(1)	The loan associated with this property was designated as held for sale on December 19, 2014. The property was subsequently sold on January 27, 2015 and the mortgage note payable was retired.

On June 25, 2013, we entered into a $40,000 revolving line of credit agreement with Bank of America, N.A. to cover short-term capital needs for new property acquisitions and working capital. The line of credit has a two-year term and bears interest based on LIBOR plus a spread ranging from 1.50% to 2.75% depending on the Company's leverage ratio (1.75% spread at December 31, 2014). Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. As of December 31, 2014, we had no borrowings outstanding on the revolving line of credit.
INSURANCE
We believe our properties are adequately covered by insurance consistent with the terms and levels of coverage that are standard in our industry.

OPERATING STATISTICS
We generally hold investments in properties with higher occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2014:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Market Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	7	2,337,000	33%	95%	23%	$14.29
Industrial	9	3,059,000	43	100	22	4.13
Office	6	833,000	12	96	31	31.03
Retail	4	723,000	9	97	21	17.80
Other	1	130,000	3	N/A	3	N/A
Total	27	7,082,000	100%	97%	100%	$12.03

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2014 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

In addition to our consolidated properties, we own a condominium interest in Chicago Parking Garage, a 366 stall, multi-level parking facility totaling 167,000 square feet located within a mixed-use property.
As of December 31, 2014, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $11.56 for our consolidated properties. As of December 31, 2014, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2015 (2)	22	$3,057	105,000	6%
2016	29	7,802	444,000	16
2017	40	7,496	687,000	16
2018	28	3,575	164,000	8
2019	12	1,142	28,000	2
2019 and thereafter	72	24,564	3,123,000	52
Total	203	$47,636	4,551,000

(1)
Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2014 presented in the year of lease expiration.

(2)
Does not include 4,963 leases totaling approximately 2,205,000 square feet and approximately $31,519 in annualized minimum base rent associated with the seven apartment properties we owned as of December 31, 2014.

The following table shows the aggregate occupancy rates for our consolidated properties as of December 31, 2014 and each of the previous five years.

As of December 31,	Occupancy Rate for Consolidated Properties
2014	97%
2013	96
2012	92
2011	93
2010	93
2009	92

The following tables show the occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2014 and 2013:

	Occupancy Rate at December 31, 2014	Occupancy Rate at December 31, 2013	Change
Apartments	95%	94%	1%
Industrial	100	100	—
Office	96	90	6
Retail	97	94	3
Total	97%	96%	1%

	Average Minimum Base Rent per Occupied Square Foot (1)
	December 31, 2014	December 31, 2013	Change
Apartments	$14.29	$14.32	$(0.03)
Industrial	4.13	4.11	0.02
Office	31.03	28.37	2.66
Retail	17.80	16.12	1.68
Total	$12.03	$12.23	$(0.20)
(1)  Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our apartment properties occupancy rate increased while average minimum base rents per occupied square foot slightly decreased at December 31, 2014 when compared to December 31, 2013. During the latest leasing season, in an effort to increase occupancy, we decreased rental rates slightly at several of our student-oriented apartment properties.
Our industrial properties occupancy rate remained at 100% and the average minimum base rents per occupied square foot at December 31, 2014 slightly increased when compared to December 31, 2013 primarily due to the acquisitions of Grand Prairie Distribution Center and Charlotte Distribution Center during 2014.

Our office properties occupancy rate and average minimum base rent per occupied square foot at December 31, 2014 increased when compared to December 31, 2013 primarily due to leasing activity at Monument IV at Worldgate and increased rental rates at 111 Sutter Street.
Our retail properties occupancy rate and average minimum base rent per occupied square foot at December 31, 2014 increased when compared to December 31, 2013 primarily due to the acquisitions of Oak Grove Plaza and Rancho Temecula Town Center and the sale of Stirling Slidell Shopping Centre during 2014.
The overall occupancy rate of our properties increased from December 31, 2013 to December 31, 2014 as a result of our 2014 acquisitions and leasing at Monument IV at Worldgate. The average minimum base rent per occupied square foot decreased from December 31, 2013 to December 31, 2014 due to changes in our portfolio primarily as a result of acquiring additional industrial properties which have lower rents per square foot than the other property types.

111 Sutter Street

As of December 31, 2014, 111 Sutter Street comprised approximately 13% of our total book value assets and for the year end December 31, 2014, 111 Sutter Street represented approximately 13% of our consolidated gross revenues.

	Total Area (Sq Ft)	% of Total Area	% of the Aggregate Market Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
111 Sutter Street	286,000	4%	15%	$41.89

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2014 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of December 31, 2014, the scheduled lease expirations at 111 Sutter Street are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2015	8	$2,004	53,000	19%
2016	12	3,361	75,000	32
2017	3	233	12,000	2
2018	7	1,644	35,000	16
2019	1	86	2,000	1
2019 and thereafter	15	3,189	84,000	30
Total	46	$10,517	261,000

(1) Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2014 presented in the year of lease expiration.

The following table shows the aggregate occupancy rates for 111 Sutter Street as of December 31, 2014 and each of the previous five years.

As of December 31,	Occupancy Rate
2014	94%
2013	90
2012	98
2011	92
2010	88
2009	86

PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our properties based on their percentage of annualized minimum base rent as of December 31, 2014:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Amazon Corporation LLC	Monument IV at Worldgate	Online Retailer	January 31, 2024	Two 5-year options	$4,829	2%	6%
Musician's Friend	Norfleet Distribution Center	Online Retailer	December 31, 2026	Three 5-year options	2,976	10	4
Fannie Mae	Monument IV at Worldgate	Financial Services	April 30, 2016	One 2-year option	2,753	1	3
Mitsubishi Electric	Suwanee Distribution Center	HVAC Systems	July 31, 2023	Two 5-year options	2,282	8	3
Sugar Publishing Incorporated	111 Sutter	Publishing	March 31, 2018	One 5-year option	1,602	1	2
Michelin North America, Inc.	Charlotte Distribution Center	Aircraft Tires	October 31, 2028	One 5-year option	1,524	5	2
Northwestern Mutual	111 Sutter	Insurance	February 28, 2016	One 5-year option	1,501	—	2
Acuity Specialty Products Group	Kendall Distribution Center	Specialty Chemical Products	April 30, 2017	Two 5-year options	1,484	6	2
Westar Aerospace & Defense Group, Inc.	36 Research Park Drive	Technical and Scientific Research Services	May 31, 2017	Two 5-year options	1,378	1	2
Tapjoy Inc	111 Sutter	Mobile Technology Services	October 31, 2015	None	1,079	—	1
Total					$21,408	34%	27%

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

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties based on percentage of minimum base rent for the year ended December 31, 2014:

Properties	% of Total Area	% of Minimum Base Rent (1)
111 Sutter Street	4%	13%
Monument IV at Worldgate	3	9
Cabana Beach Gainesville (2)	9	8
Campus Lodge Tampa	7	7
Station Nine Apartments	5	7
The District at Howell Mill	4	6
Campus Lodge Columbia (2)	4	5
Cabana Beach San Marcos (2)	4	5
Rancho Temecula Town Center	2	5
The Edge at Lafayette	3	4
Total	45%	69%

(1)	Minimum base rent is calculated as in-place minimum base rent excluding any above-and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.

(2)	The property is designated as held-for-sale, and subsequently sold on January 27, 2015.

Item 3.	Legal Proceedings.
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

MARKET FOR COMMON EQUITY
We have five classes of common stock authorized as of December 31, 2014, Class A, Class M, Class A-I, Class M-I and Class D. Our previously existing class of undesignated common stock was designated as Class E common stock on September 27, 2012. The outstanding shares of Class E common stock converted to Class M common stock on October 1, 2013. We are no longer authorized to issue any additional shares of Class E common stock. On May 6, 2014, our board of directors approved the creation and designation of new Class A-I, Class M-I and Class D shares of our common stock. As of December 31, 2014, shares of Class A and M common stock were being sold pursuant to our Initial Public Offering and shares of Class A-I, Class M-I and Class D common stock were being offered pursuant to the Private Offering. On January 16, 2015, our Follow-on Offering was declared effective, pursuant to which we began to sell shares of Class A, Class M, Class A-I and Class M-I common stock. On March 3, 2015, we commenced a new private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. The fees payable to our dealer manager with respect to each outstanding share of each class, as a percentage of NAV, are as follows:
Follow-on Offering

	Selling Commission	Dealer Manager Fee
Class A Shares	up to 3.5%	1.05%
Class M Shares	None	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	None	0.05%
The selling commission and dealer manager fee are offering costs and will be recorded as a reduction of capital in excess of par value.
Private Offering

	Selling Commission	Dealer Manager Fee
Class D Shares	up to 1.0%	None
Our common stock is not currently traded on any exchange and there is no established public trading market for our common stock. As of March 5, 2015, there were 4,010 stockholders of record of our common stock, including 2,309 holders of Class A, 1,685 holders Class M, 8 holders Class A-I, 7 holders of Class M-I, and 1 holder of Class D shares.
NAV per Share

Beginning on October 1, 2012, at the end of each day the New York Stock Exchange is open for unrestricted trading, before taking into consideration additional issuances of shares of common stock, repurchases or class-specific expense accruals for that day, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class's relative percentage of the previous aggregate NAV. Changes in our daily NAV reflect factors including, but not limited to, our portfolio income, interest expense and unrealized/realized gains (losses) on assets, and accruals for the advisory fees. The portfolio income is calculated and accrued on the basis of data extracted from (1) the annual budget for each property and at the company level, including organization and offering expenses incurred after October 1, 2012 and certain operating expenses, (2) material, unbudgeted non-recurring income and expense events such as capital expenditures, prepayment penalties, assumption fees, tenant buyouts, lease termination fees and tenant turnover with respect to our properties when our Advisor becomes aware of such events and the relevant information is available and (3) material property acquisitions and dispositions occurring during the month. For the first month following a property acquisition, we calculate and accrue portfolio income with respect to such property based on the performance of the property before the acquisition and the contractual arrangements in place at the time of the acquisition, as identified and reviewed through our due diligence and underwriting process in connection with the acquisition. On an ongoing basis, our Advisor adjusts the accruals to reflect actual operating results and to appropriately reflect the outstanding receivable, payable and other account balances resulting from the accumulation of daily accruals for which financial information is available. The daily accrual of portfolio income also includes reimbursements to our Advisor and dealer manager for organization and offering expenses incurred prior to the date the offering commences and paid on our behalf, which we are reimbursing over the 36 months following the date the offering commences. For the purpose of calculating our NAV, all organization and offering costs incurred after the date the offering commences are recognized as expenses when incurred, and acquisition expenses with respect to each acquired property will be amortized on a daily basis over a five year period following the acquisition date.

Following the allocation of income and expenses as described above, NAV for each class is adjusted for additional issuances of common stock, repurchases and class specific expense accruals, such as the dealer manager fee, to determine the current day's NAV. Our share classes may have different expense accruals associated with the advisory fee we pay to our Advisor because the performance component of the advisory fee is calculated separately with respect to each class. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay the distribution to our stockholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class's NAV at the end of each trading day by the number of shares outstanding for that class on such day.

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
NAV as of December 31, 2014
The following table presents our historical NAV per share for each period indicated below:

	NAV per Share
Quarter Ended	Class E	Class A	Class M	Class A-I	Class M-I	Class D
December 31, 2014	$—	$10.55	$10.57	$10.57	$10.57	$10.56
September 30, 2014	—	10.42	10.44	—	10.44	10.43
June 30, 2014	—	10.32	10.34	—	—	—
March 31, 2014	—	10.24	10.26	—	—	—
December 31, 2013	—	10.17	10.19
September 30, 2013	10.18	10.16	10.17
June 30, 2013	10.14	10.12	10.12
March 31, 2013	10.06	10.04	10.05
The increase in NAV from December 31, 2013 of our Class A and Class M shares is primarily related to an overall 4.0% increase in the values of our properties during 2014.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2014 and 2013:

	December 31, 2014					December 31, 2013
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Class A Shares	Class M Shares
Real estate investments (1)	$294,228	$426,336	$83,480	$13,398	$61,164	$221,587	$487,332
Debt	(129,344)	(187,420)	(36,698)	(5,890)	(26,888)	(100,775)	(221,632)
Other assets and liabilities, net	5,794	8,396	1,644	264	1,205	11,812	25,977
Estimated enterprise value premium	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed
NAV	$170,678	$247,312	$48,426	$7,772	$35,481	$132,624	$291,677
Number of outstanding shares	16,243,819	23,432,192	4,580,309	735,052	3,358,562	13,043,452	28,634,822
NAV per share	$10.55	$10.57	$10.57	$10.57	$10.56	$10.17	$10.19

(1)	The value of our real estate investments was less than the historical cost by approximately 2.8% and 8.4% as of December 31, 2014 and 2013, respectively.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2014:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	6.94%	6.44%	6.61%	6.48%	N/A	6.62%
Discount rate/internal rate of return (IRR)	8.26	7.27	7.67	7.25	8.75%	7.65
Annual market rent growth rate	2.81	3.03	3.18	3.21	3.89	3.08
Holding period (years)	10.00	10.00	10.00	10.00	35.00	10.30

(1)	The Other category includes South Beach Parking Garage, which is subject to a ground lease. The appraisal of the garage incorporated discounted cash flows over the remaining term of the ground lease.
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2014 of 0.25% would yield a decrease in our total real estate asset value of 1.87% and our NAV per share would have been $10.22, $10.23, $10.23, $10.24 and $10.23 for Class A, Class M, Class A-I, Class M-I and Class D respectively. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2013 of 0.25% would yield a decrease in our total real estate asset value of 1.54% and our NAV per share as of December 31, 2013 would have been $9.91 and $9.93 for Class A and Class M, respectively.
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
REGISTERED SALES OF EQUITY SECURITIES

On October 1, 2012 our Registration Statement, registering our Initial Public Offering of up to $3,000,000 in any combination of Class A and Class M shares of our common stock, was declared effective under the Securities Act and we commenced our Initial Public Offering. We offered up to $2,700,000 in shares of our common stock to the public in our primary offering and up to $300,000 of shares of our common stock pursuant to our distribution reinvestment plan. The per share purchase price for shares sold in the Initial Public Offering varied from day-to-day and, on each day, equaled our NAV per share for each class of common stock, plus, for Class A shares only, applicable selling commissions. As of December 31, 2014, we have raised aggregate gross proceeds from the sale of shares of our Class A and Class M common stock in our Initial Public Offering of $208,902 and $50,574, respectively. As of December 31, 2014, 16,243,819, shares of Class A common stock and 23,432,192 shares of Class M common stock were outstanding and held by a total of 3,812 stockholders.

On June 18, 2014, we filed a registration statement on Form S-11 (Commission File No. 333-196886) with the SEC to register a public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. On January 16, 2015, the Follow-on Offering was declared effective by the SEC and the Initial Public Offering automatically terminated. We reserve the right to terminate the Follow-on Offering at any time and to extend the Follow-on Offering term to the extent permissible under applicable law.
From October 1, 2012 through December 31, 2014, we recognized selling commissions, dealer manager fees, distribution fees and organization and other offering costs in our Initial Public Offering in the amounts set forth below:

Amount
Selling commissions, dealer manager fees and distribution fees	$5,935
Other organization and offering costs	6,300
Total expenses	12,235
Total public offering proceeds (excluding DRIP proceeds)	259,476
Percentage of public offering proceeds used to pay for organization and offering costs	2.43%

From October 1, 2012 through December 31, 2014, the net offering proceeds to us from the sale of Class A and Class M shares in the Initial Public Offering, after deducting the total expenses incurred as described above, were approximately $199,525 and $47,716, respectively. As of December 31, 2014, we have raised $5,095 from the sale of shares pursuant to our distribution reinvestment plan, including $3,974 from the sale of 382,468 Class A shares and $1,121 from the sale of 107,598 Class M shares.

We intend to use the net proceeds from our offerings, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and guidelines, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan. As of December 31, 2014, net proceeds from our Initial Public Offering have been allocated to reduce borrowings by $121,620 and to purchase interests in real estate of $125,621.
UNREGISTERED SALES OF EQUITY SECURITIES
On June 19, 2014, we commenced the Private Offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock. Upon the SEC declaring the registration statement for our Follow-on Offering effective, we terminated the Private Offering. As of December 31, 2014, we have raised aggregate gross proceeds of approximately $42,100 from the sale of shares of our Class A-I, Class M-I and Class D common stock in the Private Offering. The shares of common stock issued in the Private Offering were issued in transactions exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act.
As of December 31, 2014, we have received $12 from the sale of 1,091 Class M-I shares and $398 from the sale of 37,879 Class D shares pursuant to our distribution reinvestment plan.

On March 3, 2015, we commenced a new private offering with an indefinite duration of up to $350,000 in shares of our Class D common stock.
ISSUER PURCHASES OF EQUITY SECURITIES

Share Repurchase Plan
On October 1, 2012, we adopted a share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter with certain additional limitations based on the capital raised from our offerings. For the year ended December 31, 2012, we received no requests to repurchase shares under the share repurchase plan. For the year ended December 31, 2013 we repurchased 31,229 and 29,428 shares of Class A and Class M common stock, respectively, for a total of approximately $619 pursuant to our share repurchase plan. On December 2, 2014, our board of directors voted unanimously to increase the repurchase limitation under our share repurchase plan for the quarter ended December 31, 2014 from 5% of the combined NAV of all classes of shares to 6% of the combined NAV of all classes of shares as of September 30, 2014. Unless our board takes further action to amend our share repurchase plan, this increase applies only to the quarter ended December 31, 2014. For the year ended December 31, 2014, we repurchased 292,407 and 2,814,586 shares of Class A and Class M common stock, respectively, for a total of approximately

$32,604 pursuant to our share repurchase plan. To date, we have neither deferred nor rejected any request for repurchase under our share repurchase plan. All redemptions were paid out of from offering proceeds.
During the quarter ending December 31, 2014, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
October 1-October 31, 2014	1,775,580	$10.47	1,775,580	—
November 1-November 30, 2014	453,270	$10.54	453,270	—
December 1-December 31, 2014	477,445	$10.61	477,445	—
(1)     Redemptions are limited as described above.
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
During the first three quarters of 2012 our board of directors declared and we paid quarterly distributions of $0.09506 per share (as adjusted for the stock dividend that occurred on October 1, 2012). Our board of directors declared quarterly distributions of $0.10 per share for each of the fourth quarter of 2012 and the first, second and third quarters of 2013. Our board of directors declared quarterly distributions of $0.11 per share for each of the fourth quarter of 2013 and the first and second quarters of 2014. For the third quarter 2014 our board of directors declared a quarterly distribution of $0.12 per share. On November 4, 2014, our board of directors declared a quarterly dividend of $0.12 per share for the fourth quarter of 2014. The distribution was paid on February 6, 2015. Stockholders received $0.12 per share less applicable class-specific fees. There is no guarantee that we will continue to pay distributions at this rate in the future, or at all.

Year	Distributions Declared Per Share	Total Distributions Declared	Annualized Rate of Return (1)
2012	$0.38517	$10,055	3.80%
2013	0.41	14,228	4.03
2014	0.46	18,421	4.35

(1)	Annualized rate of return calculated using the weighted average NAV of our common stock as of December 31.

The following table summarizes our distributions paid over the last three fiscal years:

	For the Year Ended December 31,
	2014	2013	2012
Distributions:
Paid in cash	$11,631	$11,353	$6,286
Reinvested in shares	5,505	1,998	794
Total Distributions	17,136	13,351	7,080
Source of Distributions:
Cash flow from operations	17,136	13,351	7,080
Financing activities	—	—	—
Total Sources of Distributions	$17,136	$13,351	$7,080

The following table summarizes our distributions paid for each quarter of the last fiscal year:

	For the three months ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Paid in cash	$2,984	$2,939	$2,860	$2,848
Reinvested in shares	1,973	1,367	1,164	1,001
Total distributions	4,957	4,306	4,024	3,849
Net cash provided by operating activities	$6,244	$8,818	$6,864	$7,767
Total funds from operations	9,725	6,583	7,379	7,441
Total net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	1,926	969	871	1,287

Distribution Reinvestment Plan
From January 1, 2012 through September 30, 2012, we issued 82,270 shares for approximately $794 pursuant to our dividend reinvestment plan that was in effect prior to the commencement of our Initial Public Offering on October 1, 2012. On October 1, 2012, we terminated our existing dividend reinvestment plan and adopted a new distribution reinvestment plan whereby stockholders may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share on the distribution date. From October 1 through December 31, 2012, no shares were issued under the new distribution reinvestment plan. For the year ended December 31, 2013, we issued 196,790 shares of common stock for $1,998 under the distribution reinvestment plan. For the year ended December 31, 2014, we issued 529,036 shares of common stock for $5,505 under the distribution reinvestment plan.

Tax Treatment of Distributions
For the year ended December 31, 2014, we paid distributions to Class A, Class M, Class M-I and Class D stockholders of approximately $17,136 and for the year ended December 31, 2013, we paid distributions to Class A, Class M, and Class E stockholders of approximately $13,351. For income tax purposes, 100% of the distributions paid in 2014 and 2013 will qualify as a nondividend distribution or return of capital. The distribution declared on November 4, 2014, paid on February 6, 2015, will be taxable in 2015 and is not reflected in the 2014 tax allocation.
The table below summarizes the income tax treatment of distributions paid to Class A stockholders during the year ended December 31, 2014:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2013	2/7/2014	$0.08444	$—	—%	$—	—%	$0.08444	100.00%
3/28/2014	5/2/2014	0.08460	—	—	—	—	0.08460	100.00
6/27/2014	8/1/2014	0.08455	—	—	—	—	0.08455	100.00
9/29/2014	11/7/2014	0.09356	—	—	—	—	0.09356	100.00
Total		$0.34715	$—	—%	$—	—%	$0.34715	100.00%
(1) Distributions per share are net of fees of 1.05% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M stockholders during the year ended December 31, 2014:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2013	2/7/2014	$0.09593	$—	—%	$—	—%	$0.09593	100.00%
3/28/2014	5/2/2014	0.09619	—	—	—	—	0.09619	100.00
6/27/2014	8/1/2014	0.09804	—	—	—	—	0.09804	100.00
9/29/2014	11/7/2014	0.11090	—	—	—	—	0.11090	100.00
Total		$0.40106	$—	—%	$—	—%	$0.40106	100.00%
(1) Distributions per share are net of dealer manager fees of 0.55% of NAV from January 1, 2014 to May 31, 2014,

thereafter reduced to 0.30% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M-I stockholders during the year ended December 31, 2014:

Record Date	Payment Date	Total Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
9/29/2014	11/7/2014	$0.11902	$—	—%	$—	—%	$0.11902	100.00%
Total		$0.11902	$—	—%	$—	—%	$0.11902	100.00%
(1) Distributions per share are net of dealer manager fees of 0.05% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class D stockholders during the year ended December 31, 2014:

Record Date	Payment Date	Total Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital
9/29/2014	11/7/2014	$0.12000	$—	—%	$—	—%	$0.12000	100.00%
Total		$0.12000	$—	—%	$—	—%	$0.12000	100.00%
The table below summarizes the income tax treatment of distributions paid to Class A stockholders during the year ended December 31, 2013:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/28/2012	3/28/2013	$0.08909	$—	—%	$—	—%	$0.08909	100.00%
3/27/2013	5/3/2013	0.07956	—	—	—	—	0.07956	100.00
6/27/2013	8/2/2013	0.07818	—	—	—	—	0.07818	100.00
9/27/2013	11/1/2013	0.07555	—	—	—	—	0.07555	100.00
Total		$0.32238	$—	—%	$—	—%	$0.32238	100.00%
(1) Distributions per share are net of fees of 1.05% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M stockholders during the year ended December 31, 2013:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/28/2012	3/28/2013	$0.09239	$—	—%	$—	—%	$0.09239	100.00%
3/27/2013	5/3/2013	0.09198	—	—	—	—	0.09198	100.00
6/27/2013	8/2/2013	0.08881	—	—	—	—	0.08881	100.00
9/27/2013	11/1/2013	0.08738	—	—	—	—	0.08738	100.00
Total		$0.36056	$—	—%	$—	—%	$0.36056	100.00%
(1) Distributions per share are net of dealer manager fees of 0.55% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class E stockholders during the year ended December 31, 2013:

Record Date	Payment Date	Total Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital
12/28/2012	3/28/2013	$0.10	$—	—%	$—	—%	$0.10	100.00%
3/27/2013	5/3/2013	0.10	—	—	—	—	0.10	100.00
6/27/2013	8/2/2013	0.10	—	—	—	—	0.10	100.00
9/27/2013	11/1/2013	0.10	—	—	—	—	0.10	100.00
Total		$0.40	$—	—%	$—	—%	$0.40	100.00%
Stockholders are advised to consult with their tax advisors about the specific tax treatment of distributions we paid.

Performance Graph (Dollars in whole dollars)
The following graph is a comparison of the cumulative return of our shares of Class M common stock (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”) and the National Counsel of Real Estate Investment Fiduciaries ("NCREIF") Fund Index-Open-End Diversified Core Equity (“ODCE”). The graph assumes that $100 was invested on October 1, 2012 in each of shares of Class M common stock, the S&P 500 Index and the ODCE, assuming that all dividends were reinvested without the payment of any commissions. We currently have Class A, Class M, Class A-I, Class M-I and Class D common stock outstanding. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

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

	Year ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Total revenues	$98,202	$76,516	$57,108	$61,498	$59,074
Income (loss) from continuing operations	5,007	(34,804)	25,304	(4,719)	(9,826)
Income (loss) from discontinued operations	808	4,363	12,031	(14,919)	(26,904)
Income (loss) from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.09	$(0.80)	$0.99	$(0.19)	$(0.37)
Weighted average shares outstanding	45,658,735	36,681,847	25,651,220	23,938,406	23,928,784
Cash distributions declared per common share	$0.46000	$0.41000	$0.38517	$0.09506	$—

Other Data:
Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc. (1)	$31,128	$28,268	$21,544	$23,709	$22,155
Funds from operations per share–basic and diluted (1)	$0.68	$0.77	$0.84	$0.99	$0.93

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$898,766	$774,939	$842,034	$835,050	$870,689
Total mortgage notes and other debt payable (2)	421,331	357,806	492,985	582,495	592,804
Total equity	441,124	391,348	317,085	231,079	252,709

(1)
Funds from operations (“FFO”) does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income to FFO. Prior year amounts have been recalculated to conform to current year presentation.

(2)	Includes $71,000 of mortgage notes classified as held for sale as of December 31, 2014.

The selected financial data presented above has been impacted by acquisitions and dispositions made since our inception as well as by new accounting guidance impacting the accounting for discontinued operations which we adopted on January 1, 2014. These acquisitions, dispositions and new accounting guidance impact the comparability of our results from operations, financial position and cash flows. We are uncertain how the results from operations, financial position and cash flows will be impacted should we make future acquisitions or dispositions.
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
FFO does not give effect to real estate depreciation and amortization because these amounts are computed to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides stockholders with an additional view of our operating performance. We also use Adjusted FFO ("AFFO") as a supplemental measure of operating performance. We define

AFFO as FFO adjusted for straight-line rental income, amortization of above- and below-market leases, amortization of net discount on assumed debt, gains or losses on the extinguishment or modification of debt and acquisition related costs.
In order to provide a better understanding of the relationship between FFO, AFFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided reconciliations of GAAP net income (loss) attributable to JLL Income Property Trust, to FFO and FFO to AFFO. FFO and AFFO do not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income and are not necessarily indicative of cash available to fund cash needs.
The following table presents a reconciliation of net income (loss) to FFO for the periods presented:

Reconciliation of net income (loss) to FFO	Year ended December 31,
	2014	2013	2012	2011	2010
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	5,053	(24,947)	37,476	(19,388)	(35,640)
Plus: Real estate depreciation and amortization (1)	26,516	32,396	23,902	28,163	32,978
(Gain) loss on disposition of property	(181)	(22,556)	117	—	(822)
Gain on consolidation of real estate affiliate	—	—	(34,852)	—	—
Gain on transfer of property	(260)	—	(6,012)	—	—
Impairment of depreciable real estate (1)	—	43,375	913	14,934	25,639
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$31,128	$28,268	$21,544	$23,709	$22,155
Weighted average shares outstanding, basic and diluted (2)	45,658,735	36,681,847	25,651,220	23,938,406	23,928,784
FFO per share, basic and diluted (2)	$0.68	$0.77	$0.84	$0.99	$0.93

(1)	Includes amounts attributable to discontinued operations, non-controlling interests and unconsolidated real estate affiliates.

(2)
On October 1, 2012, we declared a stock dividend with respect to all Class E shares at a ratio of 4.786-to-1. The effects of the stock dividend have been applied retroactively to all share and per share amounts for all periods presented.

The following table presents a reconciliation of FFO to AFFO for the periods presented:

Reconciliation of FFO to AFFO	Year ended December 31,
	2014	2013	2012	2011	2010
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$31,128	$28,268	$21,544	$23,709	$22,155
Straight-line rental income (1)	(2,245)	(3,178)	(269)	(146)	584
Amortization of above- and below-market leases (1)	(1,395)	(4,844)	(886)	(2,017)	(763)
Amortization of net discount on assumed debt (1)	(311)	(687)	(364)	(239)	(239)
(Gain) loss on derivative instruments and extinguishment or modification of debt	(34)	(184)	(8,595)	—	73
Acquisition expenses (1)	545	566	33	—	—
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$27,688	$19,941	$11,463	$21,307	$21,810
Weighted average shares outstanding, basic and diluted (2)	45,658,735	36,681,847	25,651,220	23,938,406	23,928,784
AFFO per share, basic and diluted (2)	$0.61	$0.54	$0.45	$0.89	$0.91

(1)	Includes amounts attributable to discontinued operations, non-controlling interests and unconsolidated real estate affiliates.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2014 were comprised of:

Apartments

•	Station Nine Apartments,

•	Cabana Beach San Marcos,

•	Cabana Beach Gainesville,

•	Campus Lodge Athens,

•	Campus Lodge Columbia,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.

Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center (acquired in 2013),

•	Suwanee Distribution Center (acquired in 2013),

•	South Seattle Distribution Center (acquired in 2013),

•	Grand Prairie Distribution Center (acquired in 2014) and

•	Charlotte Distribution Center (acquired in 2014).

Office

•	Monument IV at Worldgate,

•	111 Sutter Street (consolidated in 2012),

•	14600 Sherman Way,

•	14624 Sherman Way,

•	36 Research Park Drive and

•	Railway Street Corporate Centre.

Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace (acquired in 2013),

•	Oak Grove Plaza (acquired in 2014) and

•	Rancho Temecula Town Center (acquired in 2014).

Other

•	South Beach Parking Garage (acquired in 2014).

Discontinued Operations and Sold Properties (1)

•	Metropolitan Park North (disposed of in 2012, excluded from December 31, 2012 and 2013 Consolidated Properties),

•	Georgia Door Sales Distribution Center (sold in 2012, excluded from December 31, 2012 and 2013 Consolidated Properties),

•	Marketplace at Northglenn (disposed of in 2012, excluded from December 31, 2012 and 2013 Consolidated Properties),

•	Canyon Plaza (sold in 2013, excluded from December 31, 2013 Consolidated Properties),

•	the Dignity Health Disposition Portfolio (sold in 2013, excluded from December 31, 2013 Consolidated Properties),

•	Stirling Slidell Shopping Centre (sold in 2014, excluded from December 31, 2014 Consolidated Properties) and

•	4 Research Park Drive (disposed of in 2014, excluded from December 31, 2014 Consolidated Properties).
(1) In April 2014, FASB issued new guidance requiring reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We adopted this guidance during 2014 effective January 1, 2014 and thus our 2014 sales are not classified as discontinued operations.

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of:

December 31, 2014	December 31, 2013	December 31, 2012
Chicago Parking Garage (1)	N/A	Legacy Village (2)
(1) Property was acquired on December 23, 2014.
(2) Property was sold on October 29, 2013.
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

We seek to minimize risk and maintain stability of income and principal value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the Company Portfolio. Our diversification goals also take into account investing in sectors or regions we believe will create returns consistent with our investment objectives. Under normal conditions, we intend to pursue investments principally in well-located, well-leased assets within the apartment, industrial, office, retail and other sectors. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the geographic areas considered for investment. When consistent with our investment objectives, we also seek to maximize the tax efficiency of our investments through like-kind exchanges and other tax planning strategies.

The following charts and tables provide examples of how our Advisor evaluates the Company Portfolio when making investment decisions. The charts below summarize our diversification by property sector and geographic region based upon the fair value of our Company Portfolio.
Estimated Percent of Fair Value as of December 31, 2014

Future Lease Expirations
The future lease expiration table represents the lease expirations by both total square feet and annualized minimum base rents for current tenants of our Consolidated Properties.

Year	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2015 (2)	105,000	$3,057	6%
2016	444,000	7,802	16
2017	687,000	7,496	16
2018	164,000	3,575	8
2019	28,000	1,142	2
2020	81,000	2,062	4
2021	23,000	501	1
2022	120,000	2,333	5
2023	1,083,000	5,428	11
2024 and thereafter	1,816,000	14,240	31

(1)	Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues.

(2)
Does not include 4,963 short-term leases totaling approximately 2,205,000 square feet and approximately $31,519 in annualized minimum base rent associated with the seven apartment properties as of December 31, 2014.

Ten-Year Debt Repayment
The ten-year debt repayment table represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated Properties.

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2015	$1,773	1%	5.39%
2016	33,344	10	5.91
2017	93,127	27	4.79
2018 (1)	19,994	6	2.85
2019	11,023	3	3.74
2020	21,637	6	3.74
2021	2,656	1	4.32
2022	2,782	1	4.33
2023	74,125	21	4.40
2024 and thereafter	89,056	25	4.09
(1) Excludes $71,000 of mortgage notes payable designated as held for sale on December 19, 2014 and extinguished on January 27, 2015 in connection with the sale of four properties.
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

Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are those applicable to the following which can be found in greater detail within Note 2 Summary of Significant Accounting Policies:
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
Recent Events and Outlook
General Company and Market Commentary
On October 1, 2012, we commenced our Initial Public Offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock, consisting of up to $2,700,000 of shares in our primary offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. On January 16, 2015, we commenced our Follow-on Offering of up to $2,700,000 in any combination of Class A, Class M, Class A-I and Class M-I shares of common stock, consisting of up to $2,400,000 of shares in our primary offering and up to $300,000 of shares pursuant to our distribution reinvestment plan, and our Initial Public Offering automatically terminated. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager, has agreed to distribute shares of our common stock in our Follow-on Offering. We intend to primarily use the net proceeds from the offerings, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan and tender offers.

Private Offering
On June 19, 2014, we began the Private Offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock. Upon the SEC declaring the registration statement for our Follow-on Offering effective, we terminated the Private Offering. On March 3, 2015, we commenced a new private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offerings will be used for the same corporate purposes as the proceeds of the Initial Public Offering and Follow-on Offering.

Capital Raised and Use of Proceeds

As of December 31, 2014, we raised gross proceeds of over $350,000 from our Initial Public Offering, Private Offering and other private share sales. We used these proceeds raised over the last three years along with proceeds from mortgage debt to acquire approximately $337,800 of real estate investments, deleverage the company by repaying mortgage loans of approximately $211,200 and repurchase shares of our common stock of approximately $110,700.

We have executed on a number of our key strategic initiatives during 2014 and early 2015, including:
Property Acquisitions

•	purchased Oak Grove Plaza for $22,525;

•	purchased Grand Prairie Distribution Center for $17,200;

•	purchased South Beach Parking Garage for $22,050;

•	purchased Rancho Temecula Town Center for $60,000;

•	purchased Charlotte Distribution Center for $25,550; and

•	purchased Chicago Parking Garage for $16,900.
Property Dispositions

•	sold Stirling Slidell Shopping Centre for $14,600;

•	transferred our ownership of 4 Research Park Drive to the lender; and

•	sold Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia for approximately $123,000 (January 2015).
Financings

•	entered into a $10,550 mortgage note payable on Oak Grove Plaza;

•	entered into a $19,500 mortgage note payable on South Seattle Distribution Center;

•	entered into a $9,250 mortgage note payable on South Beach Parking Garage;

•	entered into an $8,600 mortgage note payable on Grand Prairie Distribution Center;

•	entered into a $28,000 mortgage note payable on Rancho Temecula Town Center; and

•	entered into a $10,220 mortgage note payable on Charlotte Distributions Center.
Through these specific and other important accomplishments we continued to reduce our Company leverage ratio, decreased our average interest rate on debt, increased cash reserves and Company-wide liquidity at the same time as providing cash flow to our stockholders through our regular quarterly distribution payments.
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
After we have raised substantial proceeds in our public and private offerings, and our total NAV has reached $800,000, which we refer to as our ramp-up period, we will seek to invest:

•	up to 95% of our assets in properties;

•	up to 25% of our assets in real estate-related assets; and

•	up to 15% of our assets in cash, cash equivalents and other short-term investments.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 45% as of December 31, 2014.
Net Asset Value
The NAV per share for our five classes of common stock was between $10.55 and $10.57 as of December 31, 2014. The increase of approximately $0.13 per share in NAV from September 30, 2014 of each share class is primarily related to an increase in the values of our properties and the accrual of property income. Additionally, we paid a distribution of $0.12 per share, less share class specific fees. For 2014, our Class A and M common stock had total net returns of 7.34% and 7.95%, respectively, including cash distributions of $0.46 per share, less share class specific fees.
2015 Key Initiatives
During 2015, we intend to use capital raised from our public and private offerings to make new acquisitions that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well located, well leased industrial properties, grocery-anchored community oriented retail properties and apartment properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification by targeting investment properties located in the eastern and western United States. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our revolving line of credit to allow us to more efficiently manage our cash flows.
2014 Key Events and Accomplishments
On January 17, 2014, we acquired Oak Grove Plaza, a 120,000 square foot Kroger-anchored retail property located in a high-growth residential corridor in northeast suburban Dallas, TX, for approximately $22,525. The property is 97% leased. The acquisition was financed with a ten-year mortgage loan that bears interest at fixed rate of 4.17%, in the amount of $10,550. The loan to acquisition cost on this property was 47%.
On January 22, 2014, we acquired Grand Prairie Distribution Center, a 277,000 square foot, state-of-the-art industrial building located near Dallas/Fort Worth International Airport in Grand Prairie, TX for approximately $17,200. The property is 100% leased to a single tenant for ten years. On April 28, 2014, we entered into an $8,600 mortgage note payable on Grand Prairie Distribution Center at a fixed interest rate of 3.58% for five years as a result of entering into an interest rate swap. The loan to acquisition cost on this property was 50%.
On January 28, 2014, we acquired South Beach Parking Garage, a 343 stall, multi-level parking facility located on South Beach in Miami, FL for approximately $22,050. The property is strategically located on a highly trafficked area of Collins Avenue with more than 120 hotels within a one mile radius. Our parking garage investments provide us with another source of income diversification and the potential for inflation protection. On March 7, 2014, we entered into a $9,250 mortgage note payable on South Beach Parking Garage. The mortgage note is for three years and bears a floating interest rate equal to LIBOR plus 1.90%. On April 16, 2014, we entered into an interest rate cap for this loan to limit our interest rate exposure. The loan to acquisition cost on this property was 42%.
On March 4, 2014, we entered into a $19,500 mortgage note payable on South Seattle Distribution Center. The mortgage note is for ten years and bears interest at a fixed rate of 4.38%, interest-only for two years. The loan to acquisition cost on this property was 50%.

On June 1, 2014, our Dealer Manager agreed to reduce the Dealer Manager Fee on Class M common stock from 0.55% to 0.30% of NAV annually. The reduced fee directly increases the distribution per share to all Class M stockholders.
On June 12, 2014, we executed a lease extension with the sole tenant of Norfleet Distribution Center, a 702,000 square foot industrial building located in Kansas City, MO. The new lease is for a period of twelve years, extending the lease maturity date from 2017 to 2027. The new lease provides for current market rental rates and provides for 1.5% annual rent increases.
On June 16, 2014, we acquired Rancho Temecula Town Center, a 165,000 square foot retail property located in Temecula, CA, for approximately $60,000. The grocery-anchored neighborhood shopping center is 93% leased with 4 strong anchor tenants. The acquisition was financed with a 12-year fixed rate mortgage loan which bears interest at a fixed rate of 4.02%, interest-only, in the amount of $28,000. The loan to acquisition cost on this property was 47%.
On June 27, 2014, we acquired Charlotte Distribution center, a 347,000 square foot industrial building located in Charlotte, NC, for approximately $25,550. The property is 100% leased to Michelin North America for 14 years. On August 21, 2014, we entered into a $10,220 mortgage note payable on Charlotte Distribution Center. The mortgage note is for 10 years at a fixed rate of 3.66%. The loan to acquisition cost on this property was 40%.
On August 5, 2014, our board approved an increase in our per share gross distribution from $0.11 per quarter to $0.12 per quarter, a 9.1% increase.
On August 8, 2014, we sold Stirling Slidell Shopping Centre, a 139,000 square foot retail property located in Slidell, LA for approximately $14,600. This was a lower occupancy asset at 74% and a higher loan-to-value asset at 82%. It also was our only remaining 2014 debt maturity and at a 5.15% interest rate this disposition was important in accomplishing our goal of reducing our Company leverage ratio and also paying off or refinancing loans that are higher than current interest rates. Further, this property was shadow-anchored by a Target discount store and not in keeping with our retail strategy of focusing in the grocery-anchored format.
On September 24, 2014, we completed a tender offer in which we repurchased 4,389,280 shares of Class M common stock at $10.48 per share for a total of $46,000. The tender offer was conducted to provide Class M stockholders an alternative liquidity option at the then current NAV per share in advance of certain Class M shares becoming eligible for repurchase under our share repurchase plan on October 1, 2014.
On December 2, 2014, our board of directors voted unanimously to increase the repurchase limitation under our share repurchase plan for the quarter ended December 31, 2014 from 5% of the combined NAV of all classes of shares to 6% of the combined NAV of all classes of shares as of September 30, 2014. The board took no further action to amend our share repurchase plan, and the increase applied only to the quarter ended December 31, 2014.
On December 23, 2014, we acquired Chicago Parking Garage, a 366 stall, multi-level parking facility located in the River North area of Chicago, IL for approximately $16,900. The garage is strategically located in Chicago’s River North submarket with robust demand drivers from the areas growing residential, hotel, office retail and entertainment supply. Our parking garage investments provide us with another source of income diversification and the potential for inflation protection.
Through December 31, 2014, we repurchased 3,106,993 shares of our common stock for approximately $32,600 during 2014 via the share repurchase plan.
Subsequent Events
On January 16, 2015, the SEC declared effective our Registration Statement on Form S-11 (commission File No. 333-196886) with respect to our Follow-on Offering of up to $2,700,000 in any combination of Class A, Class M, Class A-I and Class M-I shares of common stock.
On January 27, 2015, we sold Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia for approximately $123,000. In connection with the disposition, the mortgage loans associated with the four properties totaling approximately $71,000 were retired. The sale is consistent with our strategy to reorient our portfolio away from more seasonal student oriented apartment investments and also to dispose of or refinance our higher loan-to-value investments. At sale, these four properties were at 59% loan-to-value. After this sale our Company leverage ratio was reduced to approximately 41%.
On March 3, 2015, our board of directors approved a gross distribution for the first quarter of 2015 of $0.12 per share to stockholders of record as of March 30, 2015, payable on or around May 1, 2014.
On March 3, 2015, we commenced a new private offering of up $350,000 in shares of our Class D common stock with an indefinite duration.

Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing our properties. Our share of the net income or net loss from our unconsolidated property is included in the equity in income (loss) of unconsolidated affiliate. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of our entire company. We group our investments in real estate assets from continuing operations into five reportable operating segments based on the type of property, which are apartment, industrial, office, retail and other. Operations from corporate level items and real estate assets sold are excluded from reportable segments.
Revenues and operating expenses related to Canyon Plaza and the Dignity Health Disposition Portfolio, which we disposed of in 2013, are shown in discontinued operations for the years ended December 31, 2014 and 2013. Properties acquired during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. Properties sold during 2014 are reported within the recent acquisitions and sold properties line. The properties currently presented within the recent acquisitions and sold properties line include Joliet Distribution Center, Suwanee Distribution Center, Grand Lakes Marketplace, South Seattle Distribution Center, Oak Grove Plaza, South Beach Parking Garage, Grand Prairie Distribution Center, Rancho Temecula Town Center, Charlotte Distribution Center, Stirling Slidell Shopping Centre, and 4 Research Park Drive. Properties owned for the entire years ended December 31, 2014 and 2013 are referred to as our comparable properties.
Results of Operations for the years ended December 31, 2014 and 2013:
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013	$ Change	% Change
Revenues:
Minimum rents
Apartments	$31,643	$31,354	$289	0.9%
Industrial	4,132	4,132	—	—
Office	24,448	22,590	1,858	8.2
Retail	4,527	4,487	40	0.9
Comparable properties total	$64,750	$62,563	$2,187	3.5%
Recent acquisitions and sold properties	16,745	5,192	11,553	222.5
Total	$81,495	$67,755	$13,740	20.3%

Tenant recoveries and other rental income
Apartments	$1,824	$1,786	$38	2.1%
Industrial	626	610	16	2.6
Office	4,127	3,412	715	21.0
Retail	2,082	1,594	488	30.6
Comparable properties total	$8,659	$7,402	$1,257	17.0%
Recent acquisitions and sold properties	8,048	1,359	6,689	492.2
Total	$16,707	$8,761	$7,946	90.7%
Total revenues	$98,202	$76,516	$21,686	28.3%
Minimum rents at comparable properties increased by $2,187 between the year ended December 31, 2014 and the same period in 2013. The increase is primarily due to increased rents of $1,536 at Monument IV at Worldgate related to the commencement of the Amazon Corporate LLC and Fannie Mae leases. Additionally, there was an increase of $289 at our apartment properties for the year ended December 31, 2014 as compared to the same period in 2013, primarily due to increased occupancy.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at our comparable properties increased by $1,257 for the year ended December 31, 2014 as compared to the same period in 2013. The increase is primarily related to higher recoveries of $430 at Monument IV at Worldgate and $138 at Railway Street Corporate Center due to increased occupancy during the year ended December 31, 2014 as compared to the same period in 2013. Additionally, the District at Howell Mill recorded increased recovery revenue of $488 related to higher real estate taxes and operating expenses.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts from continuing operations, by reportable segment, for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$2,990	$3,308	$(318)	(9.6)%
Industrial	554	547	7	1.3
Office	3,092	2,732	360	13.2
Retail	1,273	727	546	75.1
Comparable properties total	$7,909	$7,314	$595	8.1%
Recent acquisitions and sold properties	4,015	789	3,226	408.9
Total	$11,924	$8,103	$3,821	47.2%

Property operating expenses:
Apartments	$14,163	$13,941	$222	1.6%
Industrial	126	143	(17)	(11.9)
Office	6,886	6,389	497	7.8
Retail	1,035	961	74	7.7
Comparable properties total	$22,210	$21,434	$776	3.6%
Recent acquisitions and sold properties	3,119	574	2,545	443.4
Total	$25,329	$22,008	$3,321	15.1%

Net provision for (recovery of) doubtful accounts
Apartments	$250	$293	$(43)	(14.7)%
Office	63	(4)	67	(1,675.0)
Retail	1	23	(22)	(95.7)
Comparable properties total	$314	$312	$2	0.6%
Recent acquisitions	51	13	38	292.3
Total	$365	$325	$40	12.3%
Total operating expenses	$37,618	$30,436	$7,144	23.5%

Real estate taxes at comparable properties increased by $595 for the year ended December 31, 2014 as compared to the same period in 2013 primarily due to increases of $546, $242 and $105 at the District at Howell Mill, Monument IV at Worldgate, and 111 Sutter Street, respectively, related to higher tax reassessments in the year ended December 31, 2014. These increases were partially offset by decreases of $253 and $81 at Cabana Beach Gainesville and Cabana Beach San Marcos, respectively, related to lower tax reassessments for the year ended December 31, 2014 as compared to the same period in 2013.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $776 for the year ended December 31, 2014 as compared to the same period in 2013. The increase is primarily related to higher utility and repair and maintenance expenses at our apartment properties of $222 and higher parking garage expenses of $207 at the Sherman Way properties. Additionally, property operating expenses increased by $133 and $99 at Monument IV at Worldgate and 111 Sutter Street, respectively, related to increased occupancy during the year ended December 31, 2014.

Net provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $2 for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily related to $67 of higher bad debts at the Sherman Way properties related to tenant defaults during the year ended December 31, 2014. This was partially offset by lower bad debts of $43 and $22 at our apartment properties and the District at Howell Mill, respectively, related to collection of previously reserved accounts and a tenant default during the year ended December 31, 2013.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013	$ Change	% Change

Advisor fees	$6,181	$4,668	$1,513	32.4%
Company level expenses	2,361	1,917	444	23.2
General and administrative	831	648	183	28.2
Acquisition related expenses	545	599	(54)	(9.0)
Provision for impairment of real estate	—	38,356	(38,356)	(100.0)
Depreciation and amortization	27,854	22,288	5,566	25.0
Interest expense	18,394	19,913	(1,519)	(7.6)
Debt modification expense	—	926	(926)	(100.0)
Equity in (income) loss of unconsolidated affiliates	—	(32)	32	(100.0)
Gain on disposition of property and extinguishment of debt	(589)	(1,109)	520	(46.9)
Gain on sale of unconsolidated affiliates	—	(7,290)	7,290	(100.0)
(Income) loss from discontinued operations	(808)	10,903	(11,711)	(107.4)
Gain on sale of discontinued operations	—	(15,266)	15,266	(100.0)
Total expenses	$54,769	$76,521	$(21,752)	(28.4)%

Advisor fees relate to the fixed and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in the value of our properties and capital raised. Performance fees are calculated as 10% of the return in excess of 7% per annum. The increase in advisor fees of $1,513 for the year ended December 31, 2014 as compared to the same period of 2013 is primarily related to the increase in our NAV over the prior year and a $250 performance fee earned on Class A and Class M common stock for 2014.

Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $444 for the year ended December 31, 2014 as compared to the same period in 2013 primarily due to an increase in professional fees and higher corporate legal fees related to conducting the tender offer for our Class M shares.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $183 due to additional properties acquired in late 2013 and 2014.
Acquisition related expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses were fairly consistent between the years ended December 31, 2014 and 2013.

The provision for impairment of real estate relates to real estate investments whose estimated future undiscounted cash flows have decreased below the carrying value. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. Provision for impairment of real estate at December 31, 2013 is due to impairment charges of $23,466 at Cabana Beach Gainesville, $7,270 at Stirling Slidell Shopping Centre, $3,006 at 14624 Sherman Way, $1,726 at 14600 Sherman Way and $2,888 at 4 Research Park Drive. Our properties were assessed for impairment triggers during 2014 and no impairment was recorded. The impairment charges had no impact on our NAV as we had previously written the properties down to fair value.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $5,566 in depreciation and amortization expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is primarily related to an increase of $6,421 related to our 2013 and 2014 acquisitions. These increases were partially offset by a decrease of $558 and $202 at Railway Street Corporate Centre and 111 Sutter Street, respectively, related to the in-place lease assets becoming fully amortized.

Interest expense decreased by $1,519 for the year ended December 31, 2014 as compared to the year ended December 31, 2013 as debt payoffs and interest savings from loan refinancings more than offset new debt incurred as part of our new property acquisitions.
Debt modification expenses in 2013 are due to expenses incurred for mortgage note modifications at Cabana Beach Gainesville, Cabana Beach San Marcos, Campus Lodge of Athens, Campus Lodge Columbia, The Edge at Lafayette and 111 Sutter Street.

Equity in (income) loss of unconsolidated affiliates relates to our share of the income from Legacy Village, which was sold on October 29, 2013 to our joint venture partners.

Gain on disposition of property and extinguishment of debt in 2014 is related to the dispositions of Stirling Slidell Shopping Centre and 4 Research Park Drive and the early debt retirement at 36 Research Park Drive in 2013.
Gain on sale of unconsolidated affiliate for the year ended December 31, 2013 is related to the sale of our 46.5% interest in Legacy Village to our joint venture partners on October 29, 2013.
(Income) loss from discontinued operations for the year ended December 31, 2014 is related to bankruptcy proceeds received from Canyon Plaza. Loss from discontinued operations in the period ended December 31, 2013 is related to the sales of the Dignity Health Disposition Portfolio and Canyon Plaza during 2013. Due to new accounting guidance adopted on January 1, 2014, properties sold in 2014 are not classified as discontinued operations.
Gain on sale of discontinued operations for the year ended December 31, 2013 is related to the sale of the Dignity Health Disposition Portfolio and Canyon Plaza during 2013.

Results of Operations for the years ended December 31, 2013 and 2012:
Revenues and operating expenses related to Georgia Door Sales Distribution Center, Metropolitan Park North, Marketplace at Northglenn, Canyon Plaza and the Dignity Health Disposition Portfolio are shown as discontinued operations for the years ended December 31, 2013 and 2012. Properties acquired during any of the periods presented are presented within the recent acquisitions line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions line include 111 Sutter Street, Joliet Distribution Center, Suwanee Distribution Center, Grand Lakes Marketplace and South Seattle Distribution Center. Properties owned for the entire years ended December 31, 2013 and 2012 are referred to as our comparable properties.
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012	$ Change	% Change
Revenues:
Minimum rents
Apartments	$31,354	$31,023	$331	1.1%
Industrial	4,132	4,140	(8)	(0.2)
Office	12,103	7,547	4,556	60.4
Retail	6,019	5,980	39	0.7
Comparable properties total	$53,608	$48,690	$4,918	10.1%
Recent acquisitions	14,147	$966	13,181	1,364.5
Total	$67,755	$49,656	$18,099	36.4%

Tenant recoveries and other rental income
Apartments	$1,786	$1,762	$24	1.4%
Industrial	610	662	(52)	(7.9)
Office	2,887	2,950	(63)	(2.1)
Retail	2,065	2,019	46	2.3
Comparable properties total	$7,348	$7,393	$(45)	(0.6)%
Recent acquisitions	1,413	59	1,354	2,294.9%
Total	$8,761	$7,452	$1,309	17.6
Total revenues	$76,516	$57,108	$19,408	34.0%

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

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts from continuing operations, by reportable segment, for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$3,308	$2,970	$338	11.4%
Industrial	547	595	(48)	(8.1)
Office	2,007	1,938	69	3.6
Retail	868	976	(108)	(11.1)
Comparable properties total	$6,730	$6,479	$251	3.9%
Recent acquisitions	1,373	81	1,292	1,595.1
Total	$8,103	$6,560	$1,543	23.5%

Property operating expenses:
Apartments	$13,941	$13,658	$283	2.1%
Industrial	143	122	21	17.2
Office	3,331	2,977	354	11.9
Retail	1,267	1,341	(74)	(5.5)
Comparable properties total	$18,682	$18,098	$584	3.2%
Recent acquisitions	3,326	259	3,067	1,184.2
Total	$22,008	$18,357	$3,651	19.9%

Provision for (recovery of) doubtful accounts
Apartments	$293	$169	$124	73.4%
Office	(4)	(13)	9	(69.2)
Retail	23	(9)	32	(355.6)
Comparable properties total	$312	$147	$165	112.2%
Recent acquisitions	13	—	13	100.0
Total	$325	$147	$178	121.1%
Total operating expenses	$30,436	$25,064	$5,359	21.4%
 Real estate taxes at comparable properties increased by $251 for the year ended December 31, 2013 as compared to the same period in 2012, primarily due to an increase of $338 at our apartment properties due to reassessments in the year ended December 31, 2013. These increases were partially offset by a decrease of $107 at The District at Howell Mill due to a lower reassessment that occurred during the year ended December 31, 2013.
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
Net provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $165 for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily related to a $124 increase in bad debts during the Turn at our apartment properties. Additionally, there was an increase of $32 at the District at Howell Mill related to the collection of previously reserved accounts that occurred during the year ended December 31, 2012.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012	$ Change	% Change
Advisor fees	$4,668	$2,739	$1,929	70.4%
Company level expenses	1,917	2,275	(358)	(15.7)
General and administrative	648	860	(212)	(24.7)
Acquisition related expenses	599	33	566	1,715.2
Provisions for impairment of real estate	38,356	—	38,356	100.0
Depreciation and amortization	22,288	14,452	7,836	54.2
Interest expense	19,913	20,971	(1,058)	(5.0)
Debt modification expense	926	—	926	100.0
Equity in (income) loss of unconsolidated affiliates	(32)	176	(208)	(118.2)
(Gain) loss on disposition of property and extinguishment of debt	(1,109)	86	(1,195)	(1,389.5)
Gain on sale of unconsolidated affiliates	(7,290)	—	(7,290)	100.0
Gain on consolidation of real estate affiliate	—	(34,852)	34,852	(100.0)
Loss from discontinued operations	10,903	2,545	8,358	328.4
Gain (loss) on sale of discontinued operations	(15,266)	117	(15,383)	(13,147.9)
Gain on transfer of property and extinguishment of debt	—	(14,693)	14,693	(100.0)
Total expenses	$76,521	$(5,291)	$81,812	(1,546.2)%
Advisor fees relate to the fixed and variable management and advisory fees earned by our Advisor prior to October 1, 2012 and fixed advisor fees earned by our Advisor for the period from October 1, 2012 to December 31, 2013. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in the value of our properties and capital raised. Variable fees earned through September 30, 2012 were calculated as a formula of cash flow generated from owning and operating the real estate investments and fluctuated as cash flows fluctuated. The increase in advisor fees of $1,929 for the year ended December 31, 2013 as compared to the same period of 2012 is primarily related to the increase in our NAV over the prior year.
Our Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $358 for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to a decrease in investor service fees and corporate legal fees.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $212 for the year ended December 31, 2013 as compared to the same period in 2012. The increase is primarily related to an increase in acquisition expenses of $585 during the year ended December 31, 2014.
Acquisition related expenses relate to expenses incurred during the acquisition of a property.
The provision for impairment of real estate relates to real estate investments whose estimated future undiscounted cash flows have decreased below the carrying value. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. We intend to increase our investments in the industrial and retail property sectors (along with other property types), repay or refinance loans and evaluate dispositions of properties that may allow us to redeploy capital in manner better aligned with our current investment objectives and strategy.  Three suburban office properties within our portfolio, 4 Research Park Drive, in suburban St. Louis and 14600 and 14624 Sherman Way, the remaining two properties from our Dignity Health Office Portfolio, no longer fit within our long-term investment strategy.  The December 2013 refinancing of our student housing properties enabled us to review our hold/sell outlook on these properties on an individual basis.  Cabana Beach Gainesville was determined to be no longer in keeping with our core strategy.  Stirling Slidell Shopping Centre’s loan matured in April 2014 and was a likely disposition candidate given our strategy to move more towards grocery-anchored retail properties.  As such, we reduced our expected holding period for these real estate investments, which resulted in impairment charges. Provision for impairment of real estate increased by $38,356 for the year ended December 31, 2013 as compared to the same period in 2012 due to impairment charges of

$23,466 at Cabana Beach Gainesville, $7,270 at Stirling Slidell Shopping Center, $3,006 at 14624 Sherman Way, $1,726 at 14600 Sherman Way and $2,888 at 4 Research Park Drive. The impairment charges had no impact to NAV as we had previously written the properties down to fair value.
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

Gain (loss) on disposition of property and extinguishment of debt increased by $1,195 in the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily related to a gain realized on the discounted payoff of the 36 Research Park Drive mortgage note at maturity.
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

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K and our registration statement related to our Follow-on Offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; (4) borrowings should enable us to purchase assets and earn rental income more quickly; and (5) best practices corporate governance and high ethical standards help promote long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

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

•      Costs associated with our offerings

•      Other Company level expenses

•      Lender escrow accounts for real estate taxes, insurance, and capital expenditures

•      Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:

•      Acquisitions of new real estate investments

•      Expansion of existing properties

•      Tenant improvements and leasing commissions

•      Debt repayment requirements, including both principal and interest

•      Repurchases of our shares pursuant to our share repurchase plan

The sources and uses of cash for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	$ Change
Net cash provided by operating activities	$29,693	$18,272	$11,421
Net cash (used in) provided by investing activities	(147,276)	8,687	(155,963)
Net cash provided by (used in) financing activities	114,834	(28,743)	143,577
Cash provided by operating activities increased by $11,421 for the year ending December 31, 2014, as compared to the same period in 2013. An increase of $11,480 in cash from operating activities is primarily related to the leasing of Monument IV at Worldgate and acquisitions of new properties. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable, and accounts payable and other accrued expenses. These changes in our working capital caused a decrease to cash provided by operating activities of $59 between the year ended December 31, 2014 and the same period in 2013, primarily related to a slight increase in prepaid expenses and other assets.

Cash used in investing activities decreased by $155,963 for the year ending December 31, 2014, as compared to the same period in 2013. The decrease was primarily related to cash provided by dispositions totaling $172,087 during the year ending December 31, 2013 exceeding the proceeds from the sale of Stirling Slidell Shopping Centre of $14,013 during 2014. In addition, cash used for acquisitions of $153,934 during the year ended December 31, 2014 exceeded the cash used for acquisitions of $141,859 during 2013.
Cash provided by financing activities increased by $143,577 for the year ending December 31, 2014 over the same period in 2013. Impacting the increase is net proceeds from mortgage loans and other debt payable of $72,168 in 2014 compared to net payments of $131,482 during 2013. Partially offsetting this increase is a decrease in proceeds from the sale of common stock net of repurchases of common stock of $52,115.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We have also secured variable-rate financing when interest rates were favorable and capped some of our risk exposure to unfavorable interest rate movements through the purchase of interest rate caps. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2014 and 2013 for such debt.
Consolidated Debt

	December 31, 2014		December 31, 2013
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$310,587	4.77%	$255,985	5.05%
Variable	109,930	2.60%	100,680	2.64%
Total	$420,517	4.20%	$356,665	4.37%
Covenants
At December 31, 2014, we were in compliance with all debt covenants.
Other Sources
On October 1, 2012, we commenced our Initial Public Offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock, consisting of up to $2,700,000 of shares in our primary offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. We intend to use the net proceeds from the Initial Public Offering, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan and tender offers.
On June 18, 2014, we filed a registration statement on Form S-11 (Commission File No. 333-196886) with the SEC to register our Follow-on Offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. On January 16, 2015, we commenced our Follow-on Offering and our Initial Public Offering automatically terminated. We reserve the right to terminate the Follow-on Offering at any time and to extend the Follow-on Offering term to the extent permissible under applicable law. Proceeds from our Follow-On Offering will be used for the same corporate purposes as the proceeds of the Initial Public Offering.
On June 19, 2014, we commenced our Private Offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock. Upon the SEC declaring the registration statement for our Follow-on Offering effective, we terminated the Private Offering. On March 3, 2015, we commenced a new private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offerings will be used for the same corporate purposes as the proceeds of our Initial Public Offering and Follow-on Offering.

Contractual Cash Obligations and Commitments
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2014. The table does not include commitments with respect to the purchase of services from our Advisor, as future payments due on such commitments cannot be determined.

Obligations	Total	Payments due by period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$524,811	$19,495	$157,187	$121,615	$226,514
Loan escrows	366	209	157	—	—
Tenant obligations	4,006	4,006	—	—	—
Other	1,986	1,986	—	—	—
Total	$531,169	$25,696	$157,344	$121,615	$226,514

(1)
Includes interest expense calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2014, which was 4.77%. Since the interest rates on certain loans are based on a spread over LIBOR, the rates will periodically change; therefore, interest expense for all variable-rate debt was calculated using the effective interest rates of the underlying borrowings at December 31, 2014, which was 2.60%.

We intend to actively monitor and manage our available liquidity to ensure the long-term viability of the Company.
Commitments
From time to time, we have entered into contingent agreements for the acquisition and financing of properties. Such acquisitions and financings are subject to satisfactory completion of due diligence.
We are subject to fixed ground lease payments on South Beach Parking Garage of $94 per year until September 30, 2016. The fixed amount will increase every five years thereafter by the lesser of 12% or the cumulative change in the Consumer Price Index over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
Off Balance Sheet Arrangements
Letters of credit are issued in most cases as additional collateral for mortgage debt on properties we own. At December 31, 2014 and 2013, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.
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

Recently Issued Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends GAAP to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This pronouncement will be effective for the first annual reporting period beginning after December 15, 2014 with early adoption permitted. We adopted this accounting pronouncement effective January 1, 2014 which resulted in reporting the results of operations of our 2014 sold properties in the continuing operations section of our consolidated statements of operations and comprehensive income (loss).
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
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis (Topic 810), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect the guidance will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2014, we had consolidated debt of $420,517, which included $109,930 of variable-rate debt. Including the $814 net premium on the assumption of debt, we have consolidated debt of $421,331 at December 31, 2014. We also entered into interest rate cap agreements on $97,930 of the variable rate debt which cap the LIBOR rate at between 1.0% and 3.5% over the next two years. A 0.25% movement in the interest rate on the $109,930 of variable-rate debt would have resulted in an approximately $275 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2014, the fair value of our mortgage notes payable was estimated to be approximately $10,717 higher than the carrying value of $421,331. If treasury rates were 0.25% higher at December 31, 2014, the fair value of our mortgage notes payable would have been approximately $5,301 higher than the carrying value.
In August 2007, we purchased Railway Street Corporate Centre located in Calgary, Canada. For this investment, we use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at weighted average rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet and foreign currency translation adjustment on the Consolidated Statement of Operations and Comprehensive Income (Loss).
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the year ended December 31, 2014, we recognized a foreign currency translation loss of $784 and for the year ended December 31, 2013, we recognized a foreign currency translation loss of $637. At December 31, 2014, a 10% unfavorable exchange rate movement would have caused our $784 foreign currency translation loss to be increased by $759 resulting in a foreign currency translation loss of approximately $1,543.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
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
As of December 31, 2014, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013).
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2015 Proxy Statement") relating to our 2015 annual meeting of stockholders (our “2015 Annual Meeting”) that we intend to file with the SEC no later than April 5, 2015.

On March 3, 2015, our board of directors determined to hold the 2015 Annual Meeting on June 16, 2015.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2015 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2015 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.

(2)	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014” at page F-32 below.

(3)	The Index of Exhibits below is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 5, 2015		C. Allan Swaringen President, Chief Executive Officer

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

Signature	Title	Date

/S/ LYNN C. THURBER	Chairman of the Board of Directors, Director	March 5, 2015

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer (Principal Executive Officer)	March 5, 2015

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 5, 2015

/S/ VIRGINIA G. BREEN	Director	March 5, 2015

/S/ JONATHAN B. BULKELEY	Director	March 5, 2015

/S/ JACQUES N. GORDON	Director	March 5, 2015

/S/ JASON B. KERN	Director	March 5, 2015

/S/ THOMAS F. MCDEVITT	Director	March 5, 2015

/S/ WILLIAM E. SULLIVAN	Director	March 5, 2015

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2
First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.3	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.5	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Company’s prospectus, dated January 16, 2015).

4.2	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to Company's Current Report on Form 8-K filed with the SEC on June 9, 2014).

10.1
First Amended and Restated Advisory Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

10.2
Second Amended and Restated Advisory Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2014).

10.3	Jones Lang LaSalle Income Property Trust, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

10.4	Amended and Restated Independent Directors Compensation Plan.

10.5
License Agreement by and between Jones Lang LaSalle Income Property Trust, Inc. and Jones Lang LaSalle IP, Inc. dated as of November 14, 2011 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11, Commission File No. 333-177963, filed with the SEC on November 14, 2011).

10.6
Subscription Agreement by and among Jones Lang LaSalle Income Property Trust, Inc. and LIC II Solstice Holdings, LLC, dated as of August 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2012).

10.7
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

10.8
Purchase and Sale Agreement for the sale of four Student-oriented Apartment Communities, dated December 19, 2014, by and among LIPT San Marcos, LLC, LIPT Columbia, LLC, LIPT Gainesville, LLC, LIPT Athens, LLC and LSH Acquisitions, L.L.C. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2014).

10.9	Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of March 3, 2015.

21.1	Subsidiaries of the Registrant.

Exhibit Number	Description
24.1	Power of Attorney (included in signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

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
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Income Property Trust, Inc. (the Company) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the 2014 financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Income Property Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in note 12 to the consolidated financial statements, the Company has changed its method of accounting for discontinued operations as of January 1, 2014 on a prospective basis due to the adoption of Accounting Standards Update 2014-08.

/s/ KPMG LLP
Chicago, Illinois
March 5, 2015

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2014	2013
ASSETS
Investments in real estate:
Land (including from VIEs of $18,986 and $29,660, respectively)	$145,357	$134,407
Buildings and equipment (including from VIEs of $103,822 and $203,513, respectively)	601,569	593,078
Less accumulated depreciation (including from VIEs of $(7,811) and $(23,466), respectively)	(60,569)	(54,686)
Net property and equipment	686,357	672,799
Investments in unconsolidated real estate affiliate	17,069	—
Investments in real estate and other assets held for sale (including from VIEs of $95,161)	95,161	—
Net investments in real estate	798,587	672,799
Cash and cash equivalents (including from VIEs of $6,539 and $3,257, respectively)	32,211	35,124
Restricted cash (including from VIEs of $792 and $819, respectively)	1,457	14,781
Tenant accounts receivable, net (including from VIEs of $1,724 and $1,064, respectively)	3,593	2,112
Deferred expenses, net (including from VIEs of $285 and $1,356, respectively)	7,825	7,449
Acquired intangible assets, net (including from VIEs of $3,528 and $4,038, respectively)	45,075	35,488
Deferred rent receivable, net (including from VIEs of $508 and $874, respectively)	7,918	6,012
Prepaid expenses and other assets (including from VIEs of $159 and $647, respectively)	2,100	1,174
TOTAL ASSETS	$898,766	$774,939
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $91,047 and $163,151, respectively)	$350,331	$357,806
Liabilities held for sale (including from VIEs of $73,264)	73,264	—
Accounts payable and other accrued expenses (including from VIEs of $1,059 and $2,834, respectively)	13,936	14,636
Distributions payable	5,137	3,852
Accrued interest (including from VIEs of $403 and $368, respectively)	1,326	820
Accrued real estate taxes (including from VIEs of $533 and $117 respectively)	2,018	1,012
Advisor fees payable	790	450
Acquired intangible liabilities, net	10,840	5,015
TOTAL LIABILITIES	457,642	383,591
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized 16,243,819 and 13,043,452 shares issued and outstanding at December 31, 2014 and 2013, respectively	162	130
Class M common stock: $0.01 par value; 200,000,000 shares authorized 23,432,192 and 28,634,822 shares issued and outstanding at December 31, 2014 and 2013, respectively	234	286
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized 4,580,309 and 0 shares issued and outstanding at December 31, 2014 and 2013, respectively	46	—
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized 735,052 and 0 shares issued and outstanding at December 31, 2014 and 2013, respectively	7	—
Class D common stock: $0.01 par value; 200,000,000 shares authorized 3,358,562 and 0 shares issued and outstanding at December 31, 2014 and 2013, respectively	34	—
Additional paid-in capital (net of offering costs of $15,152 and $8,611 as of December 31, 2014 and December 31, 2013, respectively)	687,984	624,589
Accumulated other comprehensive loss	(879)	(95)
Distributions to stockholders	(123,340)	(104,919)
Accumulated deficit	(135,745)	(140,798)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	428,503	379,193
Noncontrolling interests	12,621	12,155
Total equity	441,124	391,348
TOTAL LIABILITIES AND EQUITY	$898,766	$774,939
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
$ in thousands, except per share amounts

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues:
Minimum rents	$81,495	$67,755	$49,656
Tenant recoveries and other rental income	16,707	8,761	7,452
Total revenues	98,202	76,516	57,108
Operating expenses:
Real estate taxes	11,924	8,103	6,560
Property operating	25,329	22,008	18,357
Provision for doubtful accounts	365	325	147
Advisor fees	6,181	4,668	2,739
Company level expenses	2,361	1,917	2,275
General and administrative	831	648	860
Acquisition related expenses	545	599	33
Provision for impairment of real estate	—	38,356	—
Depreciation and amortization	27,854	22,288	14,452
Total operating expenses	75,390	98,912	45,423
Operating income (loss)	22,812	(22,396)	11,685
Other (expenses) and income:
Interest expense	(18,394)	(19,913)	(20,971)
Debt modification expense	—	(926)	—
Equity in income (loss) of unconsolidated affiliates	—	32	(176)
Gain (loss) on disposition of property and extinguishment of debt	589	1,109	(86)
Gain on sale of unconsolidated affiliate	—	7,290	—
Gain on consolidation of real estate affiliate	—	—	34,852
Total other (expenses) and income	(17,805)	(12,408)	13,619
Income (loss) from continuing operations	5,007	(34,804)	25,304
Discontinued operations:
Income (loss) from discontinued operations	808	(10,903)	(2,545)
Gain (loss) on sale of discontinued operations	—	15,266	(117)
Gain on transfer of property and extinguishment of debt	—	—	14,693
Total income from discontinued operations	808	4,363	12,031
Net income (loss)	5,815	(30,441)	37,335
Plus: Net (income) loss attributable to the noncontrolling interests	(762)	5,494	141
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$5,053	$(24,947)	$37,476
Net income (loss) from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.09	$(0.80)	$0.99
Total income from discontinued operations per share-basic and diluted	$0.02	$0.12	$0.47
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.11	$(0.68)	$1.46
Weighted average common stock outstanding-basic and diluted	45,658,735	36,681,847	25,651,220
Other comprehensive (loss) income:
Foreign currency translation adjustment	(784)	(637)	220
Total other comprehensive (loss) income	(784)	(637)	220
Net comprehensive income (loss)	$4,269	$(25,584)	$37,696
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2011	23,995,352	$41	$453,861	$322	$(80,636)	$(153,327)	$10,818	$231,079
Issuance of common stock	8,915,076	46	88,800	—	—	—	—	88,846
Repurchase of shares	(2,753,134)	(5)	(26,880)	—	—	—	—	(26,885)
Offering costs	—	—	(3,219)	—	—	—	—	(3,219)
Stock based compensation	4,000	—	40	—	—	—	—	40
Stock dividend	—	219	(219)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	37,476	(141)	37,335
Other comprehensive income	—	—	—	220	—	—	—	220
Cash contributed from noncontrolling interests	—	—	—	—	—	—	458	458
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(734)	(734)
Distributions declared ($0.38517) per share	—	—	—	—	(10,055)	—	—	(10,055)
Balance, December 31, 2012	30,161,294	$301	$512,383	$542	$(90,691)	$(115,851)	$10,401	$317,085
Issuance of common stock	11,828,212	117	120,932	—	—	—	—	121,049
Repurchase of shares	(341,001)	(2)	(3,375)	—	—	—	—	(3,377)
Offering costs	—	—	(5,392)	—	—	—	—	(5,392)
Stock based compensation	4,000	—	41	—	—	—	—	41
Stock conversion	25,769	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(24,947)	(5,494)	(30,441)
Other comprehensive loss	—	—	—	(637)	—	—	—	(637)
Additions from noncontrolling interests	—	—	—	—	—	—	9,712	9,712
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(2,464)	(2,464)
Distributions declared ($0.41) per share	—	—	—	—	(14,228)	—	—	(14,228)
Balance, December 31, 2013	41,678,274	$416	$624,589	$(95)	$(104,919)	$(140,798)	$12,155	$391,348
Issuance of common stock	14,355,812	144	150,245	—	—	—	—	150,389
Repurchase of shares	(7,676,095)	(77)	(80,350)	—	—	—	—	(80,427)
Offering costs	—	—	(6,541)	—	—	—	—	(6,541)
Stock based compensation	4,000	—	41	—	—	—	—	41
Stock conversion	(12,057)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	5,053	762	5,815
Other comprehensive loss	—	—	—	(784)	—	—	—	(784)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	399	399
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(695)	(695)
Distributions declared ($0.46) per share	—	—	—	—	(18,421)	—	—	(18,421)
Balance, December 31, 2014	48,349,934	$483	$687,984	$(879)	$(123,340)	$(135,745)	$12,621	$441,124
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,815	$(30,441)	$37,335
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	26,885	27,206	21,531
Gain on disposition of property and extinguishment of debt (including discontinued operations)	(908)	(23,665)	(14,490)
Gain on consolidation of real estate affiliate	—	—	(34,852)
Provision for doubtful accounts (including discontinued operations)	365	39	557
Straight line rent (including discontinued operations)	(2,194)	(3,140)	(499)
Impairment of real estate (including discontinued operations)	—	48,538	913
Equity in (income) loss of unconsolidated affiliates	—	(54)	176
Net changes in assets, liabilities and other	(270)	(211)	3,133
Net cash provided by operating activities	29,693	18,272	13,804
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(136,865)	(141,859)	(8,831)
Proceeds from sales of real estate investments and fixed assets	14,013	172,087	5,120
Capital improvements and lease commissions	(9,095)	(18,715)	(9,190)
Investment in unconsolidated real estate affiliate	(17,069)	—	—
Deposits for investments under contracts	—	(1,961)	—
Loan escrows	1,740	(865)	(4,057)
Net cash (used in) provided by investing activities	(147,276)	8,687	(16,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	144,047	119,113	88,092
Offering costs	(8,449)	(3,603)	(460)
Repurchase of shares	(80,426)	(3,377)	(26,885)
Distributions to stockholders	(11,631)	(11,353)	(6,286)
Distributions paid to noncontrolling interests	(695)	(2,464)	(734)
Contributions received from noncontrolling interests	399	7,405	458
Proceeds from mortgage notes and other debt payable	99,120	169,680	—
Debt issuance costs	(579)	(2,982)	—
Principal payments on mortgage notes and other debt payable	(26,952)	(301,162)	(42,090)
Net cash provided by (used in) financing activities	114,834	(28,743)	12,095
Net (decrease) increase in cash and cash equivalents	(2,749)	(1,784)	8,941
Effect of exchange rates	(164)	(78)	12
Cash and cash equivalents at the beginning of the year	35,124	36,986	28,033
Cash and cash equivalents at the end of the year	$32,211	$35,124	$36,986
Supplemental disclosure of cash flow information:
Interest paid	$16,966	$25,710	$27,054
Non-cash activities:
Write-offs of receivables	$348	$568	$718
Write-offs of retired assets	753	8,014	7,071
Change in liability for capital expenditures	(2,793)	1,648	(2,894)
Restricted cash used in purchase of real estate investment	(9,712)	—	—
Net liabilities assumed at acquisition	748	1,226	—
Change in accrued offering costs	(1,908)	1,789	2,759
Assumption of mortgage loan	—	—	54,130
Transfers of property in extinguishment of debt settlement	5,442	—	101,800
Seller provided financing	—	—	12,000
Consolidation of noncontrolling interests	—	(2,307)	—
Consolidation of 111 Sutter Street net assets in excess of cash paid	—	—	52,845
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$ in thousands, except per share amounts
NOTE 1—ORGANIZATION
General
Except where the context suggests otherwise, the terms “we,” “us,” “our,” the “Company” and "JLL Income Property Trust" refer to Jones Lang LaSalle Income Property Trust, Inc. The terms “Advisor” and “LaSalle” refer to LaSalle Investment Management, Inc.

JLL Income Property Trust is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2014, we owned interests in a total of 28 properties, 27 of which are located in ten U.S. states and one of which is located in Canada.

From our inception to October 1, 2012, we raised proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-11 with respect to our continuous public offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Initial Public Offering"). Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), have invested an aggregate of $60,200 through purchases of shares of our common stock. As of December 31, 2014, 16,243,819, shares of Class A common stock and 23,432,192 shares of Class M common stock were outstanding and held by a total of 3,812 stockholders. As of December 31, 2014, we have raised aggregate gross proceeds from the sale of shares of our Class A and Class M common stock in our Initial Public Offering of $208,902 and $50,574, respectively.

On June 18, 2014, we filed a registration statement on Form S-11 (Commission File No. 333-196886) with the SEC to register our second public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “Follow-on Offering”). On January 16, 2015, the Follow-on Offering was declared effective and our Initial Public Offering automatically terminated. We reserve the right to terminate the Follow-on Offering at any time and to extend the Follow-on Offering term to the extent permissible under applicable law.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Private Offering"). Upon the SEC declaring the registration statement for our Follow-on Offering effective, we terminated the Private Offering. On March 3, 2015, we commenced a new private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2014, we have raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Private Offering of approximately $42,100.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between the Company and LaSalle, which became effective on June 5, 2014 (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned, but operationally independent subsidiary of JLL, a New York Stock Exchange-listed global real estate services firm that specializes in commercial property management, leasing and investment management. We have no employees, as all operations are managed by our Advisor. Our executive officers are employees of and compensated by our Advisor.

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
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2014, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs and Grand Lakes Marketplace.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. When we have committed to a plan to sell a property that is available for immediate sale, have the necessary approvals and marketing in place, and believe that the sale of the property is probable the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. We recorded no impairment charges for the year ended December 31, 2014. We recorded impairment charges on consolidated real estate properties for years ended December 31, 2013 and 2012 totaling $48,538 and $913, respectively, including amounts reflected in discontinued operations.
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

Investments in Unconsolidated Real Estate Affiliates
We account for our investment in unconsolidated real estate affiliate using the equity method whereby the costs of the investment is adjusted for our share of equity in net income or loss from the date of acquisition and reduced by distributions received and increased by contributions provided.
We evaluate the carrying value of our investment in unconsolidated real estate affiliate in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investment in unconsolidated real estate affiliate when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. We concluded that we did not have any “other than temporary” impairment in our investment in unconsolidated real estate affiliate in 2014.
Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $2,202, $3,128 and $403 for the years ended December 31, 2014, 2013 and 2012, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2014, 2013 and 2012, are $1,395, $4,844 and $882, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At December 31, 2014 and 2013, our allowance for doubtful accounts was $58 and $41, respectively.
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
Deferred Expenses
Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2014 and 2013 was $3,276 and $2,286, respectively.
Foreign Exchange
We utilize the U.S. dollar as our functional currency, except for our Canadian operations, which use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at average rates for the period. Income statement amounts of significant transactions are translated at the rate in effect as of the date of the transactions. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss).
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
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2014 and 2013, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the weighted average lease term of the respective leases, which generally range from one to ten years.
Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $25,048 and $15,181 at December 31, 2014 and 2013, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $2,660 and $948 at December 31, 2014 and 2013, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2014 is as follows:

	Acquired in-place leases	Acquired above-market leases	Below- market ground leases	Acquired below-market leases
2015	$9,534	$522	$15	$(1,675)
2016	5,619	396	15	(1,440)
2017	5,005	262	15	(1,217)
2018	4,676	149	15	(1,176)
2019	4,368	91	15	(1,142)
Thereafter	13,470	569	339	(4,190)
	$42,672	$1,989	$414	$(10,840)

Income Taxes
We made the election to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986 (the “Code”) as of December 23, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, and to meet certain quarterly asset and annual income tests. It is our current intention to adhere to these requirements. As a REIT, we will generally not be subject to corporate-level federal income tax to the extent we distribute 100% of our taxable income to our stockholders. Accordingly, the consolidated statements of operations do not reflect a provision for income taxes. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, and to certain federal income and excise taxes.

Earnings and profits, which determine the tax treatment of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for federal income tax reporting purposes in computing, among other things, estimated useful lives, depreciable basis of properties and permanent and timing differences on the inclusion or deductibility of elements of income and expense for such purposes.
Business Segments
We align our internal operations along the five primary property types we are targeting for investments resulting in five operating segments: apartment properties, industrial properties, office properties, retail properties and other properties.
At December 31, 2014 and 2013, we held one investment outside the United States. For the years ended December 31, 2014, 2013 and 2012, total revenues of this foreign investment were $4,287, $4,166 and $3,874, respectively. For the years ended December 31, 2014, 2013 and 2012, total revenues of U.S. domiciled investments were $93,915, $72,350 and $53,234, respectively. At December 31, 2014 and 2013, total assets of our foreign investment were $34,471 and $37,564, respectively. The change in total assets from December 31, 2013 to December 31, 2014 at our foreign investment was mainly a result of the change in foreign currency rate between those dates. At December 31, 2014 and 2013, total assets of U.S. domiciled investments were $864,295 and $737,375, respectively.
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

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. Market information as available or present value techniques have been utilized to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using level two inputs was approximately $10,717 and $296 higher than the aggregate carrying amounts at December 31, 2014 and 2013, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.

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
        As of December 31, 2014, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	6	$97,930
Interest Rate Swap	1	$8,600
The fair value of our interest rate caps and swap represent a liability of $96 and an asset of $262 at December 31, 2014 and 2013, respectively.
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. The consolidated properties held by us as of December 31, 2014 were as follows:

Property	Sector	Square Feet (Unaudited)	Location	Ownership %	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	100%	8/27/2004	$59,608
111 Sutter Street (1)	Office	286,000	San Francisco, CA	100%	3/29/2005	100,779
Kendall Distribution Center	Industrial	409,000	Atlanta, GA	100%	6/30/2005	18,781
14600 Sherman Way	Office	50,000	Van Nuys, CA	100%	12/21/2005	8,623
14624 Sherman Way	Office	53,000	Van Nuys, CA	100%	12/21/2005	9,755
Norfleet Distribution Center	Industrial	702,000	Kansas City, MO	100%	2/27/2007	37,579
Station Nine Apartments	Apartment	312,000	Durham, NC	100%	4/16/2007	56,417
36 Research Park Drive	Office	81,000	St. Charles, MO	100%	6/13/2007	17,232
The District at Howell Mill	Retail	306,000	Atlanta, GA	87.85%	6/15/2007	78,661
Railway Street Corporate Centre	Office	137,000	Calgary, Canada	100%	8/30/2007	42,614
Cabana Beach San Marcos (2) (3)	Apartment	278,000	San Marcos, TX	78%	11/21/2007	29,375
Cabana Beach Gainesville (2) (3)	Apartment	545,000	Gainesville, FL	78%	11/21/2007	74,277
Campus Lodge Athens (2) (3)	Apartment	229,000	Athens, GA	78%	11/21/2007	20,980
Campus Lodge Columbia (2) (3)	Apartment	256,000	Columbia, MO	78%	11/21/2007	24,852
The Edge at Lafayette (2)	Apartment	207,000	Lafayette, LA	78%	1/15/2008	26,870
Campus Lodge Tampa (2)	Apartment	431,000	Tampa, FL	78%	2/29/2008	46,787
Joliet Distribution Center	Industrial	442,000	Joliet, IL	100%	6/26/2013	21,000
Suwanee Distribution Center	Industrial	559,000	Suwanee, GA	100%	6/28/2013	37,943
Grand Lakes Marketplace	Retail	131,000	Katy, TX	90%	9/17/2013	42,975
3800 1st Avenue South	Industrial	162,000	Seattle, WA	100%	12/18/2013	18,705
3844 1st Avenue South	Industrial	101,000	Seattle, WA	100%	12/18/2013	12,070
3601 2nd Avenue South	Industrial	60,000	Seattle, WA	100%	12/18/2013	7,925
Oak Grove Plaza	Retail	120,000	Sachse, TX	100%	1/17/2014	22,525
Grand Prairie Distribution Center	Industrial	277,000	Grand Prairie, TX	100%	1/22/2014	17,200
South Beach Parking Garage (4)	Other	130,000	Miami Beach, FL	100%	1/28/2014	22,050
Rancho Temecula Town Center	Retail	165,000	Temecula, CA	100%	6/16/2014	60,000
Charlotte Distribution Center	Industrial	347,000	Charlotte, NC	100%	6/27/2014	25,550

(1)	On March 29, 2005, we acquired an 80% interest in the property. On December 4, 2012, we acquired the remaining 20% interest.

(2)	The other owner, owning a 22% interest, is an investment fund advised by our Advisor and in which the parent company of our Advisor owns a noncontrolling interest.

(3)	On December 19, 2014, the property was designated as held-for-sale. On January 27, 2015, this property was sold.

(4)	Property includes 127,000 square feet of parking space containing 343 parking spaces and 3,000 square feet of retail space.

During the years ended December 31, 2014, 2013 and 2012, we incurred $545, $599 and $33, respectively, of acquisition expenses recorded on the Consolidated Statements of Operations and Other Comprehensive Income (Loss). For properties acquired during 2014, we recorded total revenue of $10,481 and net income of $757 during the year end December 31, 2014. For properties acquired during 2013, we recorded total revenue of $3,482 and net income of $414 during the year ended December 31, 2013. For properties acquired during 2012, we recorded total revenue of $1,024 and net loss of $165 during the year ended December 31, 2012.

2014 Acquisitions
On January 17, 2014, we acquired Oak Grove Plaza, a 120,000 square foot retail property located in Sachse, Texas, for approximately $22,525. The acquisition was financed with a ten-year mortgage loan in the amount of $10,550 that bears interest at fixed rate of 4.17% and cash on hand.
On January 22, 2014, we acquired Grand Prairie Distribution Center, a 277,000 square foot industrial building located in Grand Prairie, Texas for approximately $17,200, using cash on hand. The property is 100% leased to a single tenant for ten years.
On January 28, 2014, we acquired South Beach Parking Garage, a 343 stall, multi-level parking facility located on South Beach in Miami, Florida for approximately $22,050, using cash on hand and a $13,000 draw on our line of credit.
On June 16, 2014, we acquired Rancho Temecula Town Center, a 165,000 square foot retail property located in Temecula, California, for approximately $60,000. The acquisition was financed with a 12-year fixed rate mortgage loan in the amount of $28,000 which bears interest at a fixed rate of 4.02%, interest-only and cash on hand.
On June 27, 2014, we acquired Charlotte Distribution Center, a 347,000 square foot industrial building located in Charlotte, North Carolina, for approximately $25,550, using cash on hand. The property is 100% leased to a single tenant for 14 years.

We allocated the purchase price of our 2014 acquisitions in accordance with authoritative guidance as follows:

2014 Acquisitions
Land	$26,515
Building and equipment	108,997
Ground lease value (acquired intangible assets)	428
In-place lease intangible (acquired intangible assets)	18,810
Above-market lease intangible (acquired intangible assets)	1,214
Below-market lease intangible (acquired intangible liabilities)	(8,639)
$147,325
Weighted average amortization period for intangible assets and liabilities	3-14 years
Proforma Information (Unaudited)
The following pro forma financial information is presented as if our 2014 acquisitions had been consummated on the earlier of January 1, 2013 or the date the property began operations. The pro forma financial information is for comparative purposes only and not necessarily indicative of what our actual results of operations would have been had our 2014 acquisitions been consummated on the earlier of January 1, 2013 or the date the property began operations, nor does it purport to represent the results of operations for future periods.
If these acquisitions had occurred on January 1, 2013, our consolidated total revenues and net income for the year ended December 31, 2014 would have been $102,702 and $7,419, respectively, and our total consolidated revenues and net loss for the year ended December 31, 2013 would have been $93,182 and $27,988, respectively. Net income per share for the years ended December 31, 2014 and 2013 would have been $0.16 and $0.76 per share, respectively. Basic per share amounts are based on the weighted average of shares outstanding of 45,658,735 and 36,681,847 for the year ended December 31, 2014 and 2013, respectively.
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
We allocated the purchase price of our 2013 acquisitions in accordance with authoritative guidance as follows:

2013 Acquisitions
Land	$29,744
Building	97,199
In-place lease value (acquired intangible assets)	18,631
Above-market leases value (acquired intangible assets)	566
Below-market leases value (acquired intangible liabilities)	(748)
$145,392
Amortization period for intangible assets and liabilities	2 - 11 years
Proforma Information (Unaudited)
The following pro forma financial information is presented as if our 2013 acquisitions had been consummated on the earlier of January 1, 2012 or the date the property began operations. The pro forma financial information is for comparative purposes only and not necessarily indicative of what our actual results of operations would have been had our 2013 acquisitions been consummated on the earlier of January 1, 2012 or the date the property began operations, nor does it purport to represent the results of operations for future periods.
If these acquisitions had occurred on January 1, 2012, our consolidated total revenues and net loss for the year ended December 31, 2013 would have been $85,726 and $27,912, respectively, and our total consolidated revenues and net income for the year ended December 31, 2012 would have been $65,988 and $38,828, respectively. Net loss per share for the year ended December 31, 2013 would have been $0.76 and net income per share for the year ended December 31, 2012 would have been $1.51. Basic per share amounts are based on the weighted average of shares outstanding of 36,681,847 and 25,651,220 for the year ended December 31, 2013 and 2012, respectively.
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
Impairment of Investments in Real Estate
 In accordance with authoritative guidance for impairment of long-lived assets we recorded no impairment for the year ended December 31, 2014 and the following impairments of investments in real estate during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Continuing Operations
4 Research Park Drive	$2,888	$—
Stirling Slidell Shopping Centre	7,270	—
Cabana Beach Gainesville	23,466	—
14600 Sherman Way	1,726	—
14624 Sherman Way	3,006	—
Provision for impairment of real estate classified as continuing operations	$38,356	$—
Discontinued Operations
Georgia Door Sales Distribution Center	$—	$913
Canyon Plaza	10,182	—
Provision for impairment of real estate classified as discontinued operations	$10,182	$913
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

As of December 31, 2013 we determined that 4 Research Park Drive, Stirling Slidell Shopping Centre, Cabana Beach Gainesville, 14600 Sherman Way and 14624 Sherman Way no longer fit our current investment objectives and strategy and thus reduced our expected hold period. As such we determined these assets were impaired due to the carrying value of the investments exceeding the undiscounted cash flows over our new expected hold period. We recognized impairment charges totaling $38,356 which represents the difference between the fair value and the carrying value of the properties.

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
2014 Dispositions
On August 8, 2014, we sold Stirling Slidell Shopping Centre, a 139,000 square foot retail property located in Slidell, Louisana for $14,600. In conjunction with the sale, we paid off the mortgage loan for $12,007. We recorded a gain on the sale of the property in the amount of $181 and recorded a loss on the extinguishment of the debt of $236.
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
Discontinued Operations
On March 16, 2012, in accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of Georgia Door Sales Distribution Center exceeded the fair value less cost to sell. As such, we recognized impairment charges of approximately $913. On April 20, 2012, we sold the property for $5,150, resulting in a loss of $117. The results of operations and loss on sale of the property are reported as discontinued operations for all periods presented.
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
On July 11, 2012, we relinquished our ownership of Marketplace at Northglenn, a 439,000 square foot retail center located in Northglenn, Colorado, via a foreclosure proceeding. As a result, we have been relieved of approximately $66,480 of mortgage obligations plus accrued default interest associated with the mortgage loan. A non-cash accounting loss of $6 was recognized on the transfer of property representing the differences between fair value and the net book value of the property as of the date of the transfer. Upon extinguishment of the mortgage debt obligation, a $2,908 non-cash accounting gain was recognized representing the difference between the book value of the debt, interest payable and other obligations extinguished over the fair value of the property and other assets transferred as of the transfer date. The results of operations and gain on transfer of the property are reported as discontinued operations for all periods presented.
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

The following table summarizes the loss from discontinued operations for Canyon Plaza and the Dignity Health Disposition Portfolio for the years ended December 31, 2014, 2013, and 2012 and the loss from discontinued operations of Marketplace at Northglenn, Georgia Door Sales Distribution Center and Metropolitan Park North for the year ended December 31, 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total revenue	$839	$20,471	$25,173
Real estate taxes	—	(1,452)	(2,704)
Property operating	(26)	(5,180)	(6,162)
Net recovery of (provision for) doubtful accounts	—	286	(409)
General and administrative	(5)	(514)	(258)
Provision for impairment	—	(10,182)	(913)
Depreciation and amortization	—	(9,689)	(7,278)
Interest expense	—	(4,643)	(9,994)
Loss from discontinued operations	$808	$(10,903)	$(2,545)

The dispositions of Stirling Slidell Centre and 4 Research Park Drive are not included in discontinued operations as a result of the adoption of new accounting guidance on January 1, 2014 (See Note 12). Discontinued operations presented for the year ended December 31, 2014 relate to operations of properties classified as discontinued operations prior to adopting the guidance on January 1, 2014.
2014 Held for Sale

As of December 19, 2014, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia were classified as held for sale. As of December 31, 2014, our investment in real estate and other assets held for sale was comprised of:

December 31, 2014
Land	$10,674
Building and equipment, net	81,538
Other assets, net	2,949
Total assets	$95,161

As of December 31, 2014, the liabilities held for sale were related to the properties listed as held for sale and were as follows:

December 31, 2014
Mortgage notes and other debt payable	$71,000
Other liabilities	2,264
Total liabilities	$73,264

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES
Chicago Parking Garage
On December 23, 2014, we acquired a condominium interest in Chicago Parking Garage, a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois for approximately $16,900 using cash on hand. In accordance with authoritative guidance, Chicago Parking Garage will be accounted for as an investment in an unconsolidated real estate affiliate.
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
SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES
The following is summarized financial information for our unconsolidated real estate affiliates:
SUMMARIZED COMBINED BALANCE SHEETS—UNCONSOLIDATED REAL ESTATE AFFILIATE

December 31, 2014
Building	$17,093
Other assets	30
Total assets	$17,123

Total liabilities	$54
Members’ equity	17,069
Total liabilities and members' equity	$17,123
SUMMARIZED COMBINED STATEMENTS OF OPERATIONS—UNCONSOLIDATED REAL ESTATE AFFILIATES

	For the Period From December 23, 2014 through December 31, 2014	For the Period From January 1, 2013 through October 29, 2013	Year Ended December 31, 2012
Total revenues	$30	$15,158	$25,379
Total operating expenses	30	11,065	17,483
Operating income	—	4,093	7,896
Total other expenses	—	(3,987)	(7,827)
Net income	$—	$106	$69
COMPANY EQUITY IN INCOME OF UNCONSOLIDATED REAL ESTATE AFFILIATES

	For the Period From January 1, 2013 through October 29, 2013	Year Ended December 31, 2012
Net income of unconsolidated real estate affiliates	$106	$69
Other members’ share of net income	(56)	(272)
Adjustments and other expenses	5	37
Other expense from unconsolidated real estate affiliates	(23)	(10)
Company equity in income (loss) of unconsolidated real estate affiliates	$32	$(176)

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Property	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2014	December 31, 2013
Stirling Slidell Shopping Centre	August 8, 2014	Fixed	5.15%	$—	$12,171
4 Research Park Drive	September 30, 2014	Fixed	6.05%	—	6,212
Campus Lodge Tampa	October 1, 2016	Fixed	5.95%	32,198	32,638
Norfleet Distribution Center	February 1, 2017	Floating	2.92%	12,000	12,000
South Beach Parking Garage	March 1, 2017	Floating	2.07%	9,250	—
Station Nine Apartments	May 1, 2017	Fixed	5.50%	36,885	36,885
The District at Howell Mill	June 1, 2017	Fixed	6.14%	9,675	9,807
Railway Street Corporate Centre (1)	September 1, 2017	Fixed	5.16%	24,643	27,266
Cabana Beach Gainesville (2)	December 1, 2018	Floating	2.77%	—	20,300
Cabana Beach San Marcos (2)	December 1, 2018	Floating	2.46%	—	16,720
Campus Lodge Columbia (2)	December 1, 2018	Floating	2.52%	—	22,400
Campus Lodge Athens (2)	December 1, 2018	Floating	2.62%	—	11,580
The Edge at Lafayette	December 1, 2018	Floating	2.66%	17,680	17,680
Grand Prairie Distribution Center	April 1, 2019	Fixed	3.58%	8,600	—
Suwanee Distribution Center	October 1, 2020	Fixed	3.66%	19,100	19,100
111 Sutter Street (3)	April 1, 2023	Fixed	4.50%	53,922	53,922
Grand Lakes Marketplace	October 1, 2023	Fixed	4.20%	23,900	23,900
Oak Grove Plaza	February 1, 2024	Fixed	4.17%	10,400	—
South Seattle Distribution Center	March 1, 2024	Fixed	4.38%	19,500	—
Charlotte Distribution Center	September 1, 2024	Fixed	3.66%	10,220	—
Rancho Temecula Town Center	July 1, 2026	Fixed	4.02%	28,000	—
The District at Howell Mill	March 1, 2027	Fixed	5.30%	33,544	34,084
TOTAL				$349,517	$356,665
Net debt premium on assumed debt				814	1,141
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$350,331	$357,806
Cabana Beach Gainesville (2)	December 1, 2018	Floating	2.77%	$20,300	$—
Cabana Beach San Marcos (2)	December 1, 2018	Floating	2.46%	16,720	—
Campus Lodge Columbia (2)	December 1, 2018	Floating	2.52%	22,400	—
Campus Lodge Athens (2)	December 1, 2018	Floating	2.62%	11,580	—
MORTGAGE NOTES AND OTHER DEBT PAYABLE OF HELD FOR SALE PROPERTIES				$71,000	$—

(1)	This loan is denominated in Canadian dollars, but is reported in U.S. dollars at the exchange rate in effect on the balance sheet date.

(2)	The loan associated with this property was designated as held for sale on December 19, 2014. The property associated with this loan was sold on January 27, 2015 and the loan was repaid.

(3)	Loan assumed as part of acquisition of 111 Sutter Street on December 4, 2012 and modified on March 27, 2013.

We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows:

Property	Debt Premium / (Discount)	Effective Interest Rate
The District at Howell Mill	(2,372)	6.34%
Campus Lodge Tampa	322	5.95%
111 Sutter Street	2,864	2.66%
Net debt premium on assumed debt	$814
Aggregate future principal payments of mortgage notes payable, excluding those classified as held for sale as of December 31, 2014 are as follows:

Year	Amount
2015	$1,773
2016	33,344
2017	93,127
2018	19,994
2019	11,023
Thereafter	190,256
Total	$349,517

Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $818,000 and $641,000 at December 31, 2014 and 2013, respectively, have been pledged as collateral, and are not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, cash from future property operations and capital from the proceeds of the Follow-on Offering.
Line of Credit
On June 25, 2013, we entered into a $40,000 revolving line of credit agreement with Bank of America, N.A. to cover short-term capital needs for new property acquisitions and working capital. The line of credit has a two-year term and bears interest based on LIBOR plus a spread ranging from 1.50% to 2.75% depending on our leverage ratio (1.75% spread at December 31, 2014). We may not draw funds on our line of credit if we experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities, or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of December 31, 2014, we believe no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. As of December 31, 2014, we had no borrowings outstanding on the revolving line of credit.
Covenants
At December 31, 2014, we were in compliance with all debt covenants.

NOTE 6—COMMON STOCK
We have five classes of common stock authorized as of December 31, 2014, Class A, Class M, Class A-I, Class M-I, and Class D. The outstanding shares of Class E common stock converted to Class M common stock on October 1, 2013. We are no longer authorized to issue any additional shares of Class E common stock. On May 6, 2014, our board of directors approved the creation and designation of new Class A-I, Class M-I and Class D shares and from June 19, 2014 through December 31, 2014, our Class A-I, Class M-I and Class D shares were offered pursuant to the Private Offering. Shares of Class A and M common stock were sold in our Initial Public Offering, which terminated on January 16, 2015. The fees payable to our dealer manager with respect to each outstanding share of each class, as a percentage of NAV, are as follows:
Initial Public Offering

	Selling Commission	Dealer Manager Fee		Distribution Fee
Class A Shares	up to 3.5%	0.55%		0.50%
Class M Shares	None	0.30%	(1)	None
(1) The dealer manager agreed to reduce the Dealer Manager Fee on Class M shares from 0.55% to 0.30% effective June 1, 2014.

The selling commission, dealer manager fee and distribution fee are offering costs and will be recorded as a reduction of additional paid in capital.
Private Offering

	Selling Commission	Dealer Manager Fee	Distribution Fee
Class A-I Shares	up to 1.5%	0.30%	None
Class M-I Shares	None	0.05%	None
Class D Shares	up to 1.0%	None	None
Stock Transactions
The stock transactions for each of our classes of common stock for the years ending December 31, 2014, 2013 and 2012 were as follows:

	Shares of Class E Common Stock	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2011	23,995,352	—	—	—	—	—
Issuance of common stock	5,202,625	3,612,169	100,282	—	—	—
Repurchase of shares	(2,753,134)	—	—	—	—	—
Stock based compensation	—	—	4,000	—	—	—
Balance, December 31, 2012	26,444,843	3,612,169	104,282	—	—	—
Issuance of common stock	—	9,462,512	2,365,700	—	—	—
Repurchase of shares	(238,087)	(31,229)	(71,685)	—	—	—
Stock based compensation	—	—	4,000	—	—	—
Stock conversion	(26,206,756)	—	26,232,525	—	—	—
Balance, December 31, 2013	—	13,043,452	28,634,822	—	—	—
Issuance of common stock	—	7,692,796	2,625,546	392,344	286,564	3,358,562
Repurchase of shares	—	(292,407)	(7,383,688)	—	—	—
Stock based compensation	—	—	4,000	—	—	—
Stock conversion	—	(4,200,022)	(448,488)	4,187,965	448,488	—
Balance, December 31, 2014	—	16,243,819	23,432,192	4,580,309	735,052	3,358,562

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the years ending December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013		December 31, 2012
	# of shares	$ Amount	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	7,692,796	$80,485	9,462,512	$96,945	3,612,169	$37,035
Class M Shares	2,629,546	27,434	2,369,700	24,145	104,282	1,057
Class E Shares (1)	—	—	—	—	5,202,625	50,794
Class A-I Shares	392,344	4,100	—	—	—	—
Class M-I Shares	286,564	3,012	—	—	—	—
Class D Shares	3,358,562	35,399	—	—	—	—
Total		$150,430		$121,090		$88,886
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

Share Repurchase Plan
Our share repurchase plan allows stockholders to request that we repurchase all or a portion of their shares of Class A, Class M, Class A-I, Class M-I and Class D common stock on a daily basis at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter with certain limitations based on the size of the capital raise in our public and private offerings. On December 2, 2014, our board of directors voted unanimously to increase the repurchase limitation under our share repurchase plan for the quarter ended December 31, 2014 from 5% of the combined NAV of all classes of shares to 6% of the combined NAV of all classes of shares as of September 30, 2014. Unless our board takes further action to amend our share repurchase plan, this increase applies only to the quarter ended December 31, 2014. For the year ended December 31, 2014, we repurchased 292,407 and 2,814,586 shares of Class A and Class M common stock, respectively, under our share repurchase plan. During the year ended December 31, 2013, we repurchased 31,229 and 71,685 shares of Class A and Class M common stock, respectively.
We repurchased 179,822 of our Class M common stock in privately negotiated transactions during the year ended December 31, 2014. During the year ended December 31, 2013, we repurchased 238,087 shares of Class E common stock in private negotiated transactions outside the share repurchase plan described above. The repurchases were made at 2% to 5% discounts to that days NAV.
Tender Offers
We also use tender offers to provide liquidity to our stockholders. Beginning on August 15, 2012 and expiring on September 13, 2012, we conducted a tender offer to repurchase up to $25,000 of outstanding shares at approximately $9.76 per share. Because the tender offer was oversubscribed, we accepted, on a pro rata basis and in accordance with the terms of the offer, $26,840, or approximately 33% of each stockholder's validly tendered shares. Beginning on August 25, 2014 and concluding on September 24, 2014, we conducted a tender offer to repurchase up to $40,000 of outstanding shares of Class M common stock at $10.48 per share. Because the tender offer was oversubscribed, we accepted, on a pro rata basis and in accordance with the terms of the tender offer, $46,000, or approximately 71% of each stockholder's validly tendered shares.

Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs

September 2012	2,748,659	$9.76	2,748,659	$—
September 2014	4,389,280	10.48	4,389,280	—	(1)
(1) In compliance with SEC rules, the share repurchase plan for Class M common stock was suspended on August 25, 2014 and reopened for repurchases on October 8, 2014.

Distribution Reinvestment Plan
From January 1, 2012 through September 30, 2012, we issued 82,270 shares of common stock for $794 pursuant to our dividend reinvestment plan that was in effect prior to the commencement of our Initial Public Offering on October 1, 2012. On October 1, 2012, we terminated our existing dividend reinvestment plan and adopted a new distribution reinvestment plan whereby stockholders may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share on the distribution date. From October 1, 2012 through December 31, 2012, no shares were issued under the distribution reinvestment plan. For the year ended December 31, 2013, we issued 196,790 shares of common stock, respectively, for $1,998 under the distribution reinvestment plan. For the year ended December 31, 2014, we issued 529,036 shares of common stock, for $5,505 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 45,658,735, 36,681,847 and 25,651,220 for the years ended December 31, 2014, 2013 and 2012, respectively. We have no dilutive or potentially dilutive securities. The computations of basic and diluted EPS were adjusted retroactively for all periods presented to reflect the stock dividend that occurred on October 1, 2012.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through October 1, 2012, which is the date the SEC declared our registration statement effective, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the Initial Public Offering. Following the Initial Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Initial Public Offering period (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred. After the termination of the Initial Public Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Initial Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2014 and December 31, 2013, LaSalle had paid approximately $1,986 and $3,815, respectively, of organization and offering costs on our behalf which we had not reimbursed. These costs are included in Accounts payable and other accrued expenses. Upon the commencement of the Follow-on Offering, we will begin to reimburse LaSalle over 36 months for the organization and offering costs incurred prior to commencement of the Follow-on Offering.

NOTE 7—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties, excluding those classified as held for sale, based on operating leases in place at December 31, 2014 are as follows:

Year	Amount (1)
2015	$57,571
2016	43,974
2017	35,037
2018	30,103
2019	28,567
Thereafter	132,643
Total	$327,895

(1)	Amounts included related to Railway Street Corporate Centre have been converted from Canadian dollars to U.S. dollars using the appropriate exchange rate as of December 31, 2014.
Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the years ended December 31, 2014, 2013 and 2012, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the decrease in rents from 2015 future rents to 2016 is related to our apartment properties which usually have a one year lease life.

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
The fixed management and advisory fees for the years ended December 31, 2014, 2013 and 2012 were $5,931, $4,668 and $2,406, respectively. The performance fee for the year ended December 31, 2014 was $250. There was no performance fee for the year ended December 31, 2013. The variable fee for the year ended December 31, 2012 was $333. Included in Advisor fees payable at December 31, 2014 was $790 of fixed fee and performance fee expense. Included in Advisor fees payable at December 31, 2013 was $450 of fixed fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management and leasing services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the years ended December 31, 2014, 2013 and 2012, JLL Americas was paid $918, $678 and $634, respectively. During the year ended December 31, 2014, we paid JLL Americas $201 in loan placement fees related to the mortgage notes payable on South Seattle Distribution Center, Oak Grove Plaza, and Charlotte Distribution Center. During the year ended December 31, 2013, we paid JLL Americas $338 in sales brokerage commissions related to the disposition of Canyon Plaza.
LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, was the dealer manager (the “Dealer Manager”) for the Initial Public Offering and Private Offering. For the year ended December 31, 2014 and 2013 we paid the Dealer Manager selling commissions, dealer manager fees and distribution fees totaling $3,599 and $2,210, respectively. A majority of the selling commissions, distribution fees and dealer manager fees are reallowed to participating broker-dealers.
As of December 31, 2014 and 2013, we owed $1,986 and $3,815, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock).
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
We are subject to fixed ground lease payments on South Beach Parking Garage of $94 per year until September 30, 2016. The fixed amount will increase every five years thereafter by the lesser of 12% or the cumulative Consumer Price Index over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
NOTE 10—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income (loss) from continuing operations for the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31, 2014	Apartments	Industrial	Office	Retail	Other	Total

Assets	$207,691	$182,338	$250,870	$204,077	$22,074	$867,050

Revenues:
Minimum rents	$31,643	$12,072	$25,124	$12,394	$262	$81,495
Tenant recoveries and other rental income	1,824	3,270	4,256	4,784	2,573	16,707
Total revenues	$33,467	$15,342	$29,380	$17,178	$2,835	$98,202
Operating expenses:
Real estate taxes	$2,990	$2,472	$3,221	$2,899	$342	$11,924
Property operating	14,163	787	6,896	2,186	1,297	25,329
Provision for doubtful accounts	250	—	63	51	1	365
Total segment operating expenses	$17,403	$3,259	$10,180	$5,136	$1,640	$37,618
Operating income - Segments	$16,064	$12,083	$19,200	$12,042	$1,195	$60,584

Capital expenditures by segment	$3,225	$1,606	$6,512	$598	$28	$11,969

Operating income - Segments						$60,584
Advisor fees						6,181
Company level expenses						2,361
General and administrative						831
Acquisition related expenses						545
Depreciation and amortization						27,854
Operating income						$22,812
Other income and (expenses):
Interest expense						$(18,394)
Gain on disposition of property and extinguishment of debt						589
Total other income and (expenses)						$(17,805)
Income from continuing operations						$5,007

Reconciliation to total consolidated assets as of December 31, 2014
Assets per reportable segments (1)						$867,050
Corporate level assets						31,716
Total consolidated assets						$898,766
(1)    Includes $95,161 of Apartments segment assets classified as held for sale as of December 31, 2014.

Year Ended December 31, 2013	Apartments	Industrial	Office	Retail	Total

Assets	$205,058	$141,352	$260,734	$129,374	$736,518

Revenues:
Minimum rents	$31,354	$6,036	$23,483	$6,882	$67,755
Tenant recoveries and other rental income	1,786	1,078	3,586	2,311	8,761
Total revenues	$33,140	$7,114	$27,069	$9,193	$76,516
Operating expenses:
Real estate taxes	$3,308	$885	$2,905	$1,005	$8,103
Property operating	13,941	272	6,402	1,393	22,008
Provision for (recovery of) doubtful accounts	293	—	(4)	36	325
Total segment operating expenses	$17,542	$1,157	$9,303	$2,434	$30,436
Operating income - Segments	$15,598	$5,957	$17,766	$6,759	$46,080

Capital expenditures by segment	$2,353	$131	$11,557	$244	$14,285

Reconciliation to income from continuing operations
Operating income - Segments					$46,080
Advisor fees					4,668
Company level expenses					1,917
General and administrative					648
Acquisition related expenses					599
Provision for impairment of real estate					38,356
Depreciation and amortization					22,288
Operating loss					$(22,396)
Other income and (expenses):
Interest expense					$(19,913)
Debt modification expense					(926)
Equity in income of unconsolidated affiliates					32
Gain on disposition of property and extinguishment of debt					1,109
Gain on sale of unconsolidated affiliates					7,290
Total other income and (expenses)					$(12,408)
Loss from continuing operations					$(34,804)

Reconciliation to total consolidation assets as of December 31, 2013
Assets per reportable segments					$736,518
Corporate level assets					38,421
Total consolidated assets					$774,939

Year Ended December 31, 2012	Apartments	Industrial	Office	Retail	Total

Revenues:
Minimum rents	$31,023	$4,140	$8,513	$5,980	$49,656
Tenant recoveries and other rental income	1,762	662	3,009	2,019	$7,452
Total revenues	$32,785	$4,802	$11,522	$7,999	$57,108
Operating expenses:
Real estate taxes	$2,970	$595	$2,019	$976	$6,560
Property operating	13,658	122	3,236	1,341	$18,357
Provision for (recovery of) doubtful accounts	169	—	(13)	(9)	$147
Total segment operating expenses	$16,797	$717	$5,242	$2,308	$25,064
Operating income - Segments	$15,988	$4,085	$6,280	$5,691	$32,044

Capital expenditures by segment	$2,026	$168	$7,390	$864	$10,448

Reconciliation to income from continuing operations
Operating income - Segments					$32,044
Advisor fees					2,739
Company level expenses					2,275
General and administrative					860
Acquisition related expenses					33
Depreciation and amortization					14,452
Operating income					$11,685
Other income and (expenses):
Interest expense					$(20,971)
Equity in loss of unconsolidated affiliates					(176)
Gain (loss) on disposition of property and extinguishment of debt					(86)
Gain on consolidation of real estate affiliate					34,852
Total other income and (expenses)					$13,619
Income from continuing operations					$25,304
NOTE 11—DISTRIBUTIONS PAYABLE

On November 4, 2014, our board of directors approved a gross distribution for the fourth quarter of 2014 of $0.12 per share to stockholders of record as of December 30, 2014. The distribution was paid on February 6, 2015. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.12 per share, less applicable class-specific fees, if any.
NOTE 12—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends GAAP to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This pronouncement will be effective for the first annual reporting period beginning after December 15, 2014 with early adoption permitted. We adopted this accounting pronouncement effective January 1, 2014 which resulted in reporting the results of operations of our 2014 sold properties in the continuing operations section of our consolidated statements of operations and comprehensive income (loss).
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
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis (Topic 810), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect the guidance will have on our consolidated financial statements.
NOTE 13—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended June 30, 2014	Three Months Ended September 30, 2014	Three Months Ended December 31, 2014
Total revenues	$23,383	$24,172	$24,680	$25,967
Operating income	5,826	5,936	4,066	6,984
Income (loss) from continuing operations	1,574	1,139	(32)	2,326
Total income (loss) from discontinued operations	—	—	813	(5)
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	1,287	871	969	1,926
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.03	$0.02	$0.02	$0.04
Weighted average common stock outstanding-basic and diluted	42,717,549	45,092,828	47,271,566	47,482,906

	Three Months Ended March 31, 2013	Three Months Ended June 30, 2013	Three Months Ended September 30, 2013	Three Months Ended December 31, 2013
Total revenues	$17,941	$18,742	$19,157	$20,676
Operating income (loss)	4,567	3,956	2,809	(33,728)
Loss from continuing operations	(748)	(1,181)	(899)	(31,976)
Total (loss) income from discontinued operations	(2,086)	1,834	(10,521)	15,136
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	(2,873)	626	(11,059)	(11,641)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.09)	$0.02	$(0.28)	$(0.28)
Weighted average common stock outstanding-basic and diluted	31,526,688	35,343,798	38,860,238	40,870,052
All significant fluctuations between the quarters are attributable to acquisitions and dispositions made in 2014 and 2013 and impairment charges taken during 2013.
NOTE 14—SUBSEQUENT EVENTS
On January 16, 2015, we commenced our Follow-on Offering of up to $2,700,000 in any combination of Class A, Class M, Class A-I and Class M-I shares of common stock.
On January 27, 2015, we sold Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia for approximately $123,000. In connection with the disposition, the mortgage loans associated with the four properties totaling approximately $71,000 were repaid. We estimate a gain on sale of approximately $28,000.
On March 3, 2015, our board of directors approved a gross distribution for the first quarter of 2015 of $0.12 per share to stockholders of record as of March 30, 2015, payable on or around May 1, 2015. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.12 per share, less applicable class-specific fees, if any.
On March 3, 2015, we commenced a new private offering of up $350,000 in shares of our Class D common stock with an indefinite duration.
*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Office Properties:
Monument IV at Worldgate—Herndon, VA	$—	$5,186	$57,013	—	$9,973	—	$5,186	$66,986	$72,172
111 Sutter Street—San Francisco, CA	53,922	39,919	72,712	—	2,706	—	39,919	75,418	115,337
14600 Sherman Way—Van Nuys, CA	—	—	6,348	—	(1,411)	—	—	4,937	4,937
14624 Sherman Way—Van Nuys, CA	—	—	7,685	—	(2,428)	—	—	5,257	5,257
36 Research Park Drive—St. Charles, MO	—	2,655	11,089	—	(2)	—	2,655	11,087	13,742
Railway Street Corporate Centre—Calgary, Canada	24,643	6,022	35,441	(582)	(3,837)	—	5,440	31,604	37,044
Sherman Way Land	—	4,010	—	(1,082)	—	—	2,928	—	2,928
Total Office Properties	78,565	57,792	190,288	(1,664)	5,001	—	56,128	195,289	251,417

Retail Properties:
The District at Howell Mill—Atlanta, GA	43,219	10,000	56,040	—	1,139	—	10,000	57,179	67,179
Grand Lakes Marketplace—Katy, TX	23,900	5,215	34,770	—	4	—	5,215	34,774	39,989
Oak Grove Plaza—Sachse, TX	10,400	4,434	18,869	—	44	—	4,434	18,913	23,347
Rancho Temecula Town Center—Temecula CA	28,000	14,600	41,180	—	—	—	14,600	41,180	55,780
Total Retail Properties	105,519	34,249	150,859	—	1,187	—	34,249	152,046	186,295

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	—	2,656	12,836	(293)	(1,107)	—	2,363	11,729	14,092
Norfleet Distribution Center—Kansas City, MO	12,000	2,134	31,397	(205)	(2,051)	—	1,929	29,346	31,275
Suwanee Distribution Center—Suwanee, GA	19,100	6,155	27,598	—	42	—	6,155	27,640	33,795
Joliet Distribution Center—Joliet, IL	—	2,800	15,762	—	19	—	2,800	15,781	18,581
3800 1st Avenue —Seattle, WA	9,891	7,238	9,673	—	51	—	7,238	9,724	16,962
3844 1st Avenue—Seattle, WA	6,167	5,563	6,031	—	32	—	5,563	6,063	11,626
3601 2nd Avenue—Seattle, WA	3,442	2,774	3,365	—	18	—	2,774	3,383	6,157
Grand Prairie Distribution Center—Grand Prairie, TX	8,600	2,100	12,478	—	—	—	2,100	12,478	14,578
Charlotte Distribution Center—Charlotte, NC	10,220	5,381	15,002	—	—	—	5,381	15,002	20,383

Total Industrial Properties	69,420	36,801	134,142	(498)	(2,996)	—	36,303	131,146	167,449

Apartment Properties:
Station Nine Apartments—Durham, NC	36,885	9,690	43,400	—	1,196	—	9,690	44,596	54,286
Campus Edge Lafayette--Lafayette, LA	17,680	1,782	23,266	—	(1,123)	—	1,782	22,143	23,925
Campus Lodge Tampa--Tampa, FL	32,198	7,205	33,310	—	1,544	—	7,205	34,854	42,059
Total Apartment Properties	86,763	18,677	99,976	—	1,617	—	18,677	101,593	120,270

Other Properties:
South Beach Parking Garage-- Miami, FL	9,250	—	21,467	—	28	—	—	21,495	21,495
Total Other Properties	9,250	—	21,467	—	28	—	—	21,495	21,495

Total Consolidated Properties:	$349,517	$147,519	$596,732	$(2,162)	$4,837	$—	$145,357	$601,569	$746,926

Properties Held For Sale:
Cabana Beach Gainesville--Gainesville, FL	20,300	7,244	60,548	(2,933)	(30,001)	—	4,311	30,547	34,858
Cabana Beach San Marcos--San Marcos, TX	16,720	2,530	24,421	—	(1,612)	—	2,530	22,809	25,339
Campus Lodge Athens--Athens, GA	11,580	1,754	17,311	—	166	—	1,754	17,477	19,231
Campus Lodge Columbia--Columbia, MO	22,400	2,079	20,838	—	208	—	2,079	21,046	23,125
Total Properties Held For Sale	$71,000	$13,607	$123,118	$(2,933)	$(31,239)	—	$10,674	$91,879	$102,553
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $983,365 and $156,790, respectively.

(1)	Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Office Properties:
Monument IV at Worldgate—Herndon, VA	$(12,798)	2001	8/27/2004	50 years
111 Sutter Street—San Francisco, CA	(4,147)	1926	12/4/2012	40 years
14600 Sherman Way—Van Nuys, CA	(152)	1991	12/21/2005	40 years
14624 Sherman Way—Van Nuys, CA	(173)	1981	12/21/2005	40 years
36 Research Park Drive—St. Charles, MO	(1,681)	2007	6/15/2007	50 years
Railway Street Corporate Centre—Calgary, Canada	(4,717)	2007	8/30/2007	50 years
Total Office Properties	(23,668)

Retail Properties:
The District at Howell Mill—Atlanta, GA	(8,641)	2006	6/15/2007	50 years
Grand Lakes Marketplace—Katy, TX	(928)	2013	9/17/2013	50 years
Oak Grove Plaza—Sachse, TX	(474)	2003	1/17/2014	50 years
Rancho Temecula Town Center—Temecula CA	(601)	2007	6/16/2014	50 years
Total Retail Properties	(10,644)

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	(2,280)	2002	6/30/2005	50 years
Norfleet Distribution Center—Kansas City, MO	(4,563)	2007	2/27/2007	50 years
Suwanee Distribution Center—Suwanee, GA	(828)	2012	6/28/2013	50 years
Joliet Distribution Center—Joliet, IL	(593)	2005	6/26/2013	50 years
3800 1st Avenue —Seattle, WA	(242)	1968	12/17/2013	40 years
3844 1st Avenue—Seattle, WA	(151)	1949	12/17/2013	40 years
3601 2nd Avenue—Seattle, WA	(84)	1980	12/17/2013	40 years
Grand Prairie Distribution Center—Grand Prairie, TX	(250)	2013	1/22/2014	50 years
Charlotte Distribution Center—Charlotte, NC	(188)	1991	6/27/2014	50 years
Total Industrial Properties	(9,179)

Apartment Properties:
Station Nine Apartments—Durham, NC	(7,061)	2005	4/16/2007	50 years
Campus Edge Lafayette--Lafayette, LA	(3,272)	2007	1/15/2008	50 years
Campus Lodge Tampa--Tampa, FL	(6,251)	2001	2/29/2008	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Total Apartment Properties	(16,584)

Other Properties:
South Beach Parking Garage-- Miami, FL	(494)	2001	1/28/2014	50 years
Total Other Properties	(494)

Total Consolidated Properties:	$(60,569)

Properties Held for Sale:
Cabana Beach Gainesville--Gainesville, FL	(770)	2005	11/21/2007	50 years
Cabana Beach San Marcos--San Marcos, TX	(3,603)	2006	11/21/2007	50 years
Campus Lodge Athens--Athens, GA	(2,754)	2003	11/21/2007	50 years
Campus Lodge Columbia--Columbia, MO	(3,214)	2005	11/21/2007	50 years
Total Properties Held for Sale	$(10,341)
Reconciliation of Real Estate

Consolidated Properties	2014	2013	2012
Balance at beginning of year	$727,485	$796,456	$798,628
Additions	141,576	141,242	120,996
Assets sold/ written off	(19,582)	(142,795)	(122,255)
Write-downs for impairment charges	—	(67,418)	(913)
Reclassed as held for sale	(102,553)	—	—
Balance at close of year	$746,926	$727,485	$796,456
Reconciliation of Accumulated Depreciation

Consolidated Properties	2014	2013	2012
Balance at beginning of year	$54,686	$82,428	$83,137
Additions	17,170	16,998	16,054
Assets sold/ written off	(946)	(25,558)	(16,763)
Write-downs for impairment charges	—	(19,182)	—
Reclassed as held for sale	(10,341)	—	—
Balance at close of year	$60,569	$54,686	$82,428