Form 10-Q
period 2015-03-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2015-05-07
CIK 1314152

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
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 7, 2015 were 20,348,889 shares of Class A Common Stock, 23,923,585 shares of Class M Common Stock, 4,584,321 of Class A-I Common Stock, 2,062,715 of Class M-I Common Stock and 3,433,997 shares of Class D Common Stock.
______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $18,986 and $18,986, respectively)	$144,935	$145,357
Buildings and equipment (including from VIEs of $114,297 and $114,176, respectively)	599,329	601,569
Less accumulated depreciation (including from VIEs of $(18,871) and $(18,165), respectively)	(64,055)	(60,569)
Net property and equipment	680,209	686,357
Investments in unconsolidated real estate affiliate	17,322	17,069
Investments in real estate and other assets held for sale (including from VIEs of $0 and $95,161, respectively)	—	95,161
Net investments in real estate	697,531	798,587
Cash and cash equivalents (including from VIEs of $8,530 and $6,539, respectively)	94,966	32,211
Restricted cash (including from VIEs of $1,057 and $792, respectively)	2,037	1,457
Tenant accounts receivable, net (including from VIEs of $2,185 and $1,724, respectively)	3,696	3,593
Deferred expenses, net (including from VIEs of $267 and $285, respectively)	7,410	7,825
Acquired intangible assets, net (including from VIEs of $3,400 and $3,528, respectively)	42,555	45,075
Deferred rent receivable, net (including from VIEs of $514 and $508, respectively)	8,220	7,918
Prepaid expenses and other assets (including from VIEs of $90 and $159, respectively)	4,593	2,100
TOTAL ASSETS	$861,008	$898,766
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $90,754 and $91,047, respectively)	$338,648	$350,331
Liabilities held for sale (including from VIEs of $0 and $73,264)	—	73,264
Accounts payable and other accrued expenses (including from VIEs of $1,166 and $1,059, respectively)	13,255	13,936
Distributions payable	5,501	5,137
Accrued interest (including from VIEs of $402 and $403, respectively)	1,300	1,326
Accrued real estate taxes (including from VIEs of $1,028 and $533, respectively)	2,979	2,018
Advisor fees payable	576	790
Acquired intangible liabilities, net	10,371	10,840
TOTAL LIABILITIES	372,630	457,642
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 18,750,195 and 16,243,819 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	188	162
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 23,477,635 and 23,432,192 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	235	234
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 4,179,233 and 4,580,309 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	42	46
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 1,947,846 and 735,052 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	19	7
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 3,396,122 and 3,396,122 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital (net of offering costs of $18,010 and $15,152 as of March 31, 2015 and December 31, 2014, respectively)	721,901	687,984
Accumulated other comprehensive loss	(1,571)	(879)
Distributions to stockholders	(128,849)	(123,340)
Accumulated deficit	(112,233)	(135,745)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	479,766	428,503
Noncontrolling interests	8,612	12,621
Total equity	488,378	441,124
TOTAL LIABILITIES AND EQUITY	$861,008	$898,766
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Revenues:
Minimum rents	$17,650	$19,770
Tenant recoveries and other rental income	4,075	3,613
Total revenues	21,725	23,383
Operating expenses:
Real estate taxes	2,845	2,666
Property operating	4,465	5,720
Provision for doubtful accounts	125	114
Advisor fees	1,638	1,351
Company level expenses	687	664
General and administrative	165	272
Acquisition related expenses	133	286
Depreciation and amortization	6,564	6,484
Total operating expenses	16,622	17,557
Operating income	5,103	5,826
Other income and (expenses):
Interest expense	(4,227)	(4,252)
Equity in income of unconsolidated affiliate	180	—
Gain on disposition of property and extinguishment of debt	29,009	—
Total other income and (expenses)	24,962	(4,252)
Net income	30,065	1,574
Less: Net income attributable to the noncontrolling interests	(6,553)	(287)
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$23,512	$1,287
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.48	$0.03
Weighted average common stock outstanding-basic and diluted	49,162,338	42,717,549
Other comprehensive loss:
Foreign currency translation adjustment	(692)	(344)
Total other comprehensive loss	(692)	(344)
Net comprehensive income	$22,820	$943
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions to Stockholders	Accumulated Deficit	Non-controlling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2015	48,349,934	$483	$687,984	$(879)	$(123,340)	$(135,745)	$12,621	$441,124
Issuance of common stock	4,743,185	47	51,057	—	—	—	—	51,104
Repurchase of shares	(1,342,088)	(12)	(14,282)	—	—	—	—	(14,294)
Offering costs	—	—	(2,858)	—	—	—	—	(2,858)
Net income	—	—	—	—	—	23,512	6,553	30,065
Other comprehensive loss	—	—	—	(692)	—	—	—	(692)
Contribution from noncontrolling interests	—	—	—	—	—	—	329	329
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(10,891)	(10,891)
Distributions declared per share ($0.12)	—	—	—	—	(5,509)	—	—	(5,509)
Balance, March 31, 2015	51,751,031	$518	$721,901	$(1,571)	$(128,849)	$(112,233)	$8,612	$488,378
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands
(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,065	$1,574
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	6,267	6,223
Gain on disposition of property and extinguishment of debt	(29,009)	—
Net provision for doubtful accounts	125	114
Straight line rent	(276)	(619)
Equity in income of unconsolidated affiliate	(180)	—
Net changes in assets, liabilities and other	(290)	475
Net cash provided by operating activities	6,702	7,767
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investment	—	(51,632)
Proceeds from sale of real estate investments, net	119,706	—
Capital improvements and lease commissions	(1,450)	(1,932)
Investment in unconsolidated real estate affiliate	(73)	—
Deposits for investments under contract	—	1,961
Loan escrows	1,092	758
Net cash provided by (used in) investing activities	119,275	(50,845)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	48,399	19,148
Repurchase of shares	(14,294)	(597)
Offering costs	(2,139)	(1,913)
Distributions to stockholders	(2,735)	(2,849)
Distributions paid to noncontrolling interests	(10,891)	(208)
Contributions received from noncontrolling interests	329	40
Deposits for loan commitments	(344)	—
Proceeds from mortgage notes and other debt payable	—	52,300
Debt issuance costs	(28)	(155)
Payment on early extinguishment of debt	(711)	—
Principal payments on mortgage notes and other debt payable	(80,683)	(13,498)
Net cash (used in) provided by financing activities	(63,097)	52,268
Net increase in cash and cash equivalents	62,880	9,190
Effect of exchange rates	(125)	(40)
Cash and cash equivalents at the beginning of the period	32,211	35,124
Cash and cash equivalents at the end of the period	$94,966	$44,274
Supplemental disclosure of cash flow information:
Interest paid	$4,132	$3,737
Non-cash activities:
Write-offs of receivables	$52	$149
Write-offs of retired assets and liabilities	(288)	622
Change in liability for capital expenditures	1,081	(664)
Deposit of holdback proceeds from sale of real estate investments	1,847	—
Net liabilities transferred at sale of real estate investment	973	—
Net liabilities assumed at acquisition	—	431
Change in issuance of common stock receivable	(294)	282
Change in accrued offering costs	718	(580)
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

Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2015, we owned interests in a total of 24 properties, 23 of which are located in ten states and one of which is located in Canada.
From our inception to October 1, 2012, we raised equity proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the "SEC") declared effective our Registration Statement on Form S-11 with respect to our continuous public offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Initial Public Offering"). Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), have invested an aggregate of $60,200 through purchases of shares of our common stock. As of January 15, 2015, the date our Initial Public Offering terminated, we had raised aggregate gross proceeds from the sale of shares of our Class A and Class M common stock in our Initial Public Offering of $216,037 and $52,944, respectively.
On June 18, 2014, we filed a registration statement on Form S-11 (Commission File No. 333-196886) with the SEC to register our second public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “Follow-on Offering”). On January 16, 2015, the Follow-on Offering was declared effective and our Initial Public Offering automatically terminated. We reserve the right to terminate the Follow-on Offering at any time and to extend the Follow-on Offering term to the extent permissible under applicable law. As of March 31, 2015, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I shares in our Follow-on Offering of $47,278.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our Follow-on Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with indefinite duration.
As of March 31, 2015, 18,750,195 shares of Class A common stock, 23,477,635 shares of Class M common stock, 4,179,233 shares of Class A-I common stock, 1,947,846 shares of Class M-I common stock, and 3,396,122 shares of Class D common stock were outstanding and held by a total of 4,152 stockholders.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities ("VIE") and the unconsolidated investment in real estate affiliate accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of VIEs in which we own less than a 100% interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of March 31, 2015, our VIEs include entities owning The District at Howell Mill, The Edge at Lafayette and Campus Lodge Tampa as we maintain control over significant decisions, which began at the time of acquisition of the properties. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and non-controlling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2015, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs and Grand Lakes Marketplace.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Form 10-K filed with the SEC on March 5, 2014 (our “2014 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2014 audited consolidated financial statements included in our 2014 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At March 31, 2015 and December 31, 2014, our allowance for doubtful accounts was $131 and $58, respectively.
Deferred Expenses
Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at March 31, 2015 and December 31, 2014 was $3,203 and $3,276, respectively.
Acquisitions
We have allocated the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $27,311 and $25,048 at March 31, 2015 and December 31, 2014, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $2,521 and $2,660 at March 31, 2015 and December 31, 2014, respectively, on the accompanying Consolidated Balance Sheets.

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

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. Market information as available or present value techniques have been utilized to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable, including any outstanding balances on our line of credit, using level two inputs was approximately $14,390 and $10,717 higher than the aggregate carrying amounts at March 31, 2015 and December 31, 2014, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
Derivative Financial Instruments
We record all derivatives on the Consolidated Balance Sheets at fair value in prepaid expenses and other assets or accounts payable and other accrued expenses. Changes in the fair value of our derivatives are recorded on our Consolidated Statements of Operations and Comprehensive Income as we have not designated our derivative instruments as hedges. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate caps and swaps.
        As of March 31, 2015, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	6	$97,930
Interest Rate Swap	1	$8,600
The fair value of our interest rate caps and swaps represent liabilities of $202 and $96 at March 31, 2015 and December 31, 2014, respectively.
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. There were no consolidated properties acquired during the three months ended March 31, 2015.
During the three months ended March 31, 2015 and 2014, we incurred $133 and $286, respectively, of acquisition expenses recorded on the Consolidated Statements of Operations and Comprehensive Income. For properties acquired during 2014, we recorded total revenue of $1,424 and net loss of $77 for the three months ended March 31, 2014.
2015 Dispositions
On January 27, 2015, we sold Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia for approximately $123,800. In connection with the disposition, the mortgage loans associated with the four properties totaling approximately $71,000 were repaid. We recorded a gain on the sale of the properties in the amount of $30,454 and recorded a loss on the extinguishment of the debt of $1,318.
NOTE 4—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Mortgage notes and other debt payable	Maturity/Extinguishment Date	Interest Rate	Amount payable as of
			March 31, 2015	December 31, 2014
Mortgage notes payable (1) (2)	October 2016 - March 2027	2.67% - 6.14%	$337,918	$420,517
Net debt premium on assumed debt			730	814
Mortgage notes and other debt payable, net			$338,648	$421,331
(1) On January 27, 2015, we repaid the mortgage notes payable on Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia in junction with the sale of the properties. The outstanding balance of the mortgage notes payable was $71,000.
(2) On March 20, 2015, we repaid the mortgage note payable on the South Beach Parking Garage. The outstanding balance of the mortgage note payable was $9,250 and we recognized a loss on the extinguishment of debt of $127.
Aggregate future principal payments of mortgage notes payable as of March 31, 2015 are as follows:

Year	Amount
2015	$1,308
2016	33,310
2017	82,026
2018	19,994
2019	11,023
Thereafter	190,257
Total	$337,918

Line of Credit
On June 25, 2013, we entered into a $40,000 revolving line of credit agreement with Bank of America, N.A. to cover short-term capital needs for new property acquisitions and working capital. The line of credit has a two-year term and bears interest based on LIBOR plus a spread ranging from 1.50% to 2.75% depending on the Company's leverage ratio (1.50% spread at March 31, 2015). We may not draw funds on our line of credit if we experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities, or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of March 31, 2015, no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. There was no outstanding balance on our line of credit as of March 31, 2015 and December 31, 2014.
At March 31, 2015, we were in compliance with all debt covenants.

NOTE 5—COMMON STOCK
We have five classes of common stock authorized as of March 31, 2015, Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to our Dealer Manager with respect to each outstanding share of each class, as a percentage of NAV, are as follows:

	Selling Commission (1)	Dealer Manager Fee (2)
Class A Shares	up to 3.5%	1.05%
Class M Shares	None	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	None	0.05%
Class D Shares (3)	up to 1.0%	None
(1) Selling commissions are paid on the date of purchase.
(2) Dealer manager fees are accrued daily on a continuous basis equal to 1/365th of the stated fee.
(3) Shares of Class D common stock are only being offered pursuant to a private placement offering.
The selling commission and dealer manager fee are offering costs and will be recorded as a reduction of additional paid in capital.

Stock Transactions
The stock transactions for each of our classes of common stock for the three months ended March 31, 2015 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2014	16,243,819	23,432,192	4,580,309	735,052	3,358,562
Issuance of common stock	2,582,748	695,651	214,432	1,212,794	37,560
Repurchase of shares	(76,372)	(650,208)	(615,508)	—	—
Balance, March 31, 2015	18,750,195	23,477,635	4,179,233	1,947,846	3,396,122

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the three months ended March 31, 2015 were as follows:

	Three months ended
	March 31, 2015
	# of shares	Amount
Class A Shares	2,582,748	$27,855
Class M Shares	695,651	7,454
Class A-I Shares	214,432	2,304
Class M-I Shares	1,212,794	13,088
Class D Shares	37,560	403
Total		$51,104
Share Repurchase Plan
Our share repurchase plan allows stockholders to request that we repurchase all or a portion of their shares of Class A, Class M, Class A-I, Class M-I and Class D common stock on a daily basis at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter with certain limitations based on the size of the capital raise in our public and private offerings. For the three months ended March 31, 2015, we repurchased 1,342,088 shares of common stock. During the three months ended March 31, 2014, we repurchased 58,277 shares of common stock.

Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the three months ended March 31, 2015, we issued 224,956 shares of common stock for $2,410 under the distribution reinvestment plan. For the three months ended March 31, 2014, we issued 97,490 shares of common stock for $1,001 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 49,162,338 for the three months ended March 31, 2015 and 42,717,549 for the three months ended March 31, 2014. We have no dilutive or potentially dilutive securities.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers prior to the commencement of the offerings) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through October 1, 2012, which is the date the SEC declared our registration statement effective for the Initial Public Offering, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the Initial Public Offering. Following the Initial Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Initial Public Offering period (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred. After the termination of each of the Initial Public Offering and the Follow-on Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from each of the Initial Public Offering and the Follow-On Offering. LaSalle also agreed to fund our organization and offering expenses through January 15, 2015, related to the Follow-on Offering, following which time we commenced reimbursing LaSalle over 36 months for the organization and offering costs incurred prior to the commencement of the Follow-on Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2015 and December 31, 2014, LaSalle had paid $2,662 and $1,986, respectively, of organization and offering costs on our behalf which we had not reimbursed. These costs are included in Accounts payable and other accrued expenses.
NOTE 6—RELATED PARTY TRANSACTIONS
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
The fixed advisory fees for the three months ended March 31, 2015 and 2014 were $1,638 and $1,351, respectively. There were no performance fees for the three months ended March 31, 2015 and 2014. Included in Advisor fees payable at March 31, 2015 and December 31, 2014 were $576 and $790 of fixed advisory fees, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management and leasing services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three months ended March 31, 2015 and 2014, we paid JLL Americas $74 and $138, respectively. During the three months ended March 31, 2015 and 2014, we paid JLL Americas $0 and $150 in loan placement fees, respectively, related to the mortgage notes payable on South Seattle Distribution Center and Oak Grove Plaza.
LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, is the dealer manager (the “Dealer Manager”) for our offerings. For the three months ended March 31, 2015 and 2014, we paid the Dealer Manager selling commissions and dealer manager fees totaling $978 and $880, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers.
As of March 31, 2015 and December 31, 2014, we owed $2,662 and $1,986, respectively, for organization and offering costs paid by LaSalle (see Note 5-Common Stock). These costs are included in Accounts payable and other accrued expenses.

NOTE 7—COMMITMENTS AND CONTINGENCIES
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

NOTE 8—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income as of and for the three months ended March 31, 2015 and 2014.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of March 31, 2015	$116,896	$180,632	$244,991	$201,754	$21,982	$766,255
Assets as of December 31, 2014	207,691	182,338	250,870	204,077	22,074	867,050

Three Months Ended March 31, 2015
Revenues:
Minimum rents	$4,900	$3,139	$6,172	$3,369	$70	$17,650
Tenant recoveries and other rental income	247	752	1,083	1,211	782	4,075
Total revenues	$5,147	$3,891	$7,255	$4,580	$852	$21,725
Operating expenses:
Real estate taxes	$511	$560	$780	$843	$151	$2,845
Property operating	1,827	199	1,655	525	259	4,465
Provision for doubtful accounts	19	—	1	105	—	125
Total segment operating expenses	$2,357	$759	$2,436	$1,473	$410	$7,435
Operating income - Segments	$2,790	$3,132	$4,819	$3,107	$442	$14,290

Capital expenditures by segment	$136	$—	$316	$70	$24	$546

Reconciliation to net income
Operating income - Segments						$14,290
Advisor fees						1,638
Company level expenses						687
General and administrative						165
Acquisition related expenses						133
Depreciation and amortization						6,564
Operating income						$5,103
Other income and (expenses):
Interest expense						$(4,227)
Equity in income of unconsolidated affiliate						180
Gain on disposition of property and extinguishment of debt						29,009
Total other income and (expenses)						$24,962
Net income						$30,065

Reconciliation to total consolidated assets as of March 31, 2015
Assets per reportable segments						$766,255
Corporate level assets						94,753
Total consolidated assets						$861,008

Reconciliation to total consolidated assets as of December 31, 2014
Assets per reportable segments						$867,050
Corporate level assets						31,716
Total consolidated assets						$898,766

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended March 31, 2014
Revenues:
Minimum rents	$8,156	$2,740	$6,168	$2,657	$49	$19,770
Tenant recoveries and other rental income	416	708	1,072	816	601	3,613
Total revenues	$8,572	$3,448	$7,240	$3,473	$650	$23,383
Operating expenses:
Real estate taxes	$804	$538	$791	$470	$63	$2,666
Property operating	3,219	154	1,626	442	279	5,720
Provision for doubtful accounts	59	—	32	23	—	114
Total segment operating expenses	$4,082	$692	$2,449	$935	$342	$8,500
Operating income - Segments	$4,490	$2,756	$4,791	$2,538	$308	$14,883

Capital expenditures by segment	$549	$—	$1,969	$85	$—	$2,603

Reconciliation to net income
Operating income - Segments						$14,883
Advisor fees						1,351
Company level expenses						664
General and administrative						272
Acquisition related expenses						286
Depreciation and amortization						6,484
Operating income						$5,826
Other income and (expenses):
Interest expense						$(4,252)
Total other income and (expenses)						$(4,252)
Net income						$1,574

NOTE 9—DISTRIBUTIONS PAYABLE
On March 3, 2015, our board of directors approved a gross dividend for the first quarter of 2015 of $0.12 per share to stockholders of record as of March 30, 2015. The dividend was paid on May 1, 2015. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.12 per share, less applicable class-specific fees, if any.
NOTE 10— RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued an accounting standard update that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied.  The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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
On April 7, 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The new guidance will be applied on a retrospective basis.
NOTE 11—SUBSEQUENT EVENTS
On April 15, 2015, we acquired DFW Distribution Center, a two building, 643,000 square foot, multi-tenant industrial portfolio located in Grapevine, Texas for approximately $44,300, using cash on hand.
On May 5, 2015, our board of directors approved a gross dividend for the second quarter of 2015 of $0.12 per share to stockholders of record as of June 29, 2015. The dividend will be paid on or around August 7, 2015. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.12 per share, less applicable class-specific fees, if any.
On May 5, 2015, we renewed the Advisory Agreement with our Advisor for one year. The term of the Advisory Agreement is for one year from its effective date of June 5, 2015, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Advisory Agreement may be terminated without penalty (1) immediately by us for “cause,” upon the bankruptcy of our Advisor or upon a material breach of the agreement by our Advisor, (2) upon 60 days’ written notice by us without cause upon the vote of a majority of our independent directors, or (3) upon 60 days’ written notice by our Advisor. “Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by our Advisor in connection with performing its duties.

*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2014 Form 10-K and our periodic reports filed with the SEC.
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
The discussions surrounding our consolidated properties refer to our wholly or majority owned and controlled properties, which as of March 31, 2015, were comprised of:
Apartment

•	Station Nine Apartments,

•	The Edge at Lafayette and

•	Campus Lodge Tampa.
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center and

•	Charlotte Distribution Center.

Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	14600 Sherman Way,

•	14624 Sherman Way,

•	36 Research Park Drive and

•	Railway Street Corporate Centre.
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza and

•	Rancho Temecula Town Center.
Other

•	South Beach Parking Garage.
Sold Properties

•	Stirling Slidell Shopping Centre (sold in 2014),

•	4 Research Park Drive (transferred to the lender in 2014),

•	Cabana Beach San Marcos (sold in 2015),

•	Cabana Beach Gainesville (sold in 2015),

•	Campus Lodge Athens (sold in 2015) and

•	Campus Lodge Columbia (sold in 2015).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which as of March 31, 2015 and December 31, 2014 includes Chicago Parking Garage.
Our primary business is the ownership and management of a diversified portfolio of apartment, industrial, office, retail and other properties primarily located in the United States. It is expected that over time our real estate portfolio will be further diversified on a global basis and will be complemented by investments in real estate-related assets.
We are managed by our Advisor, LaSalle Investment Management, Inc., a subsidiary of our Sponsor, Jones Lang LaSalle Incorporated (NYSE: JLL), a leading financial and professional services firm that specializes in commercial real estate services and investment management. We hire property management and leasing companies to provide the on-site, day-to-day management and leasing services for our properties. When selecting a property management or leasing company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2013 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management and leasing service providers that include large national real estate service firms, including an affiliate of our Advisor and smaller local firms.
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

Estimated Percent of Fair Value as of March 31, 2015:

Seasonality
For our two student-oriented apartments, the majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In certain cases we enter into leases for less than the full academic year, including nine-month or shorter-term leases. As a result, cash flows may be reduced during the summer months at properties having lease terms shorter than 12 months. The annual releasing cycle results in significant turnover in the tenant population from year to year. Accordingly, certain property revenues and operating expenses tend to be seasonal in nature, and therefore not incurred ratably over the course of the year. Prior to the commencement of each new lease period, mostly during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period, referred to as the “Turn,” as we have no leases in place. In addition, during the Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality impacts on our operating results during the second and third quarter of each year.
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
Critical Accounting Policies
The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2014 Form 10-K.
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

Properties
Properties owned at March 31, 2015 are as follows:

					Percentage Leased as of March 31, 2015
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	98%
Student-oriented Apartment Communities:
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	94
Campus Lodge Tampa (1)	Tampa, FL	February 29, 2008	78	477,000	95
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	100
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	92
14600 Sherman Way	Van Nuys, CA	December 21, 2005	100	50,000	96
14624 Sherman Way	Van Nuys, CA	December 21, 2005	100	53,000	89
36 Research Park Drive	St. Charles, MO	June 13, 2007	100	81,000	100
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	95
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88	306,000	98
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	100
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	97
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	94
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100	130,000	N/A

Unconsolidated Other Property:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100	167,000	N/A

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	The parking garage contains 343 stalls. This property is owned leasehold.

(3)	We own a condominium interest in the building that contains a 366 stall parking garage.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We also hold investments in apartment properties which typically have one year leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of March 31, 2015:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	3	995,000	17%	96%	$14.93
Industrial	9	3,059,000	53	100	4.01
Office	6	833,000	15	96	31.46
Retail	4	723,000	13	97	17.81
Other	1	130,000	2	N/A	N/A
Total	23	5,740,000	100%	98%	$11.57

(1)	Amount calculated as in-place minimum base rent for all occupied space at March 31, 2015 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of March 31, 2015, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $10.69.
Recent Events and Outlook
General Company and Market Commentary
On January 16, 2015, we commenced our Follow-on Offering of up to $2,700,000 in any combination of Class A, Class M, Class A-I and Class M-I shares of common stock, consisting of up to $2,400,000 of shares in our primary offering and up to $300,000 of shares pursuant to our distribution reinvestment plan, and our Initial Public Offering automatically terminated. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the Dealer Manager, has agreed to distribute shares of our common stock in our Follow-on Offering. We intend to primarily use the net proceeds from the offering, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan and tender offers.
Private Offering
On March 3, 2015, we commenced a new private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our Follow-on Private Offering will be used for the same corporate purposes as the proceeds of the Initial Public Offering and Follow-on Offering.

Capital Raised and Use of Proceeds

As of March 31, 2015, we raised gross proceeds of over $400,000 from our offerings and other private share sales. We used these proceeds raised over the last three years along with proceeds from mortgage debt to acquire approximately $337,800 of real estate investments, deleverage the company by repaying mortgage loans of approximately $220,450 and repurchase shares of our common stock of approximately $125,000.
Property Dispositions
On January 18, 2015, we sold Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia for a total of approximately $123,800. In connection with the disposition, the mortgage loans associated with the four properties totaling $71,000 were retired. The sale is consistent with our strategy to reorient our portfolio away from more seasonal student oriented apartment investments and also to dispose of or refinance our higher loan-to-value investments. At sale, these four properties were at 59% loan-to-value.

Mortgage Repayment
On March 20, 2015, we retired the $9,250 mortgage loan secured by South Beach Parking Garage in advance of the March 2017 maturity date using cash on hand.
Stock Repurchases
For the three months ended March 31, 2015, we repurchased $14,294 of shares of our common stock through the share repurchase program.
Subsequent Events
On April 15, 2015, we acquired DFW Distribution Center, a two building, 643,000 square foot, multi-tenant industrial portfolio located in Grapevine, Texas for approximately $44,300, using cash on hand. The portfolio is 100% leased to six tenants with a weighted average lease term of approximately four years.
Investment Objectives and Strategy
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 38% as of March 31, 2015.
2015 Key Initiatives
During 2015, we intend to use capital raised from our offerings to make new acquisitions that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well located, well leased industrial properties, grocery-anchored community oriented retail properties and apartment properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification by targeting investment properties located in the eastern and western United States. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio between 30% and 50% in the near term. We also intend to use our revolving line of credit to allow us to more efficiently manage our cash flows.

Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from our unconsolidated property is included in the equity in income of unconsolidated affiliate. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Company. We group our investments in real estate assets from continuing operations into five reportable operating segments based on the type of property, which are apartment, industrial, office, retail and other. Operations from corporate level items and real estate assets sold are excluded from reportable segments.
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include Oak Grove Plaza, South Beach Parking Garage, Grand Prairie Distribution Center, Rancho Temecula Town Center, Charlotte Distribution Center, Stirling Slidell Shopping Centre, 4 Research Park Drive, Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia. Properties owned for the three months ended March 31, 2015 and 2014 are referred to as our comparable properties.
Results of Operations for the Three Months Ended March 31, 2015 and 2014
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015	Three months ended March 31, 2014	$ Change	% Change
Revenues:
Minimum rents
Apartment	$3,632	$3,660	$(28)	(0.8)%
Industrial	2,451	2,555	(104)	(4.1)
Office	6,172	5,942	230	3.9
Retail	1,882	1,874	8	0.4
Comparable properties total	$14,137	$14,031	$106	0.8%
Recent acquisitions and sold properties	3,513	5,739	(2,226)	(38.8)
Total	$17,650	$19,770	$(2,120)	(10.7)%

Tenant recoveries and other rental income
Apartment	$197	$157	$40	25.5%
Industrial	667	626	41	6.5
Office	1,083	1,029	54	5.2
Retail	845	626	219	35.0
Comparable properties total	$2,792	$2,438	$354	14.5%
Recent acquisitions and sold properties	1,283	1,175	108	9.2
Total	$4,075	$3,613	$462	12.8%
Total revenues	$21,725	$23,383	$(1,658)	(7.1)%
Minimum rents at comparable properties increased by $106 for the three months ended March 31, 2015 as compared to the same period in 2014. The increase is primarily due to increased rents of $183 at Monument IV at Worldgate related to the Amazon Corporate LLC lease. Additionally, there was an increase of $114 at 111 Sutter Street during the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to increased rental rates. Partially offsetting these increases was a decrease of $131 at Norfleet Distribution Center related to a lower rental rate for the lease extension signed in 2014.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at comparable properties increased by $354 for the three months ended March 31, 2015 as compared to the same period in 2014. The District at Howell Mill and Monument IV recorded increased recovery revenue of $210 and $135, respectively, related to higher real estate taxes and operating expenses during the three months ended March 31, 2015 as compared to the same period in 2014.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts from continuing operations, by reportable segment, for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015	Three months ended March 31, 2014	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$359	$384	$(25)	(6.5)%
Industrial	498	476	22	4.6
Office	780	748	32	4.3
Retail	534	368	166	45.1
Comparable properties total	$2,171	$1,976	$195	9.9%
Recent acquisitions and sold properties	674	690	(16)	(2.3)
Total	$2,845	$2,666	$179	6.7%

Property operating
Apartment	$1,254	$1,210	$44	3.6%
Industrial	162	144	18	12.5
Office	1,656	1,623	33	2.0
Retail	337	331	6	1.8
Comparable properties total	$3,409	$3,308	$101	3.1%
Recent acquisitions and sold properties	1,056	2,412	(1,356)	(56.2)
Total	$4,465	$5,720	$(1,255)	(21.9)%

Net provision for doubtful accounts
Apartment	$4	$21	$(17)	(81.0)%
Office	1	32	(31)	(96.9)
Retail	90	—	90	100.0
Comparable properties total	$95	$53	$42	79.2%
Recent acquisitions and sold properties	30	61	(31)	(50.8)
Total	$125	$114	$11	9.6%
Total operating expenses	$7,435	$8,500	$(1,065)	(12.5)%
Real estate taxes at comparable properties increased by $195 for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was primarily due to increases of $163 and $40 at The District of Howell Mill and Monument IV at Worldgate, respectively, related to higher tax reassessment in the three months ended March 31, 2015.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $101 for the three months ended March 31, 2015 as compared to the same period in 2014. The increase is primarily related to an increase of $63 at Campus Lodge Tampa due to higher repairs and maintenance expenses as well as an increase of $54 at Monument IV at Worldgate relating to higher utility expenses for the three months ended March 31, 2015 as compared to the same period in 2014.
Net provision for doubtful accounts relates to receivables deemed potentially uncollectable due to the age of the receivable or the status of the tenant. Provision for doubtful accounts at comparable properties increased by $42 for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was primarily related to $90 of receivables deemed uncollectable from a tenant bankruptcy at The District of Howell Mill.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015	Three months ended March 31, 2014	$ Change	% Change
Advisor fees	$1,638	$1,351	$287	21.2%
Company level expenses	687	664	23	3.5
General and administrative	165	272	(107)	(39.3)
Acquisition related expenses	133	286	(153)	(53.5)
Depreciation and amortization	6,564	6,484	80	1.2
Interest expense	4,227	4,252	(25)	(0.6)
Equity in income of unconsolidated affiliate	(180)	—	(180)	100.0
Gain on disposition of property and extinguishment of debt	(29,009)	—	(29,009)	100.0
Total expenses	$(15,775)	$13,309	$(29,084)	(218.5)%
Advisor fees relate to the fixed and performance advisory fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. Performance fees are calculated as 10% of the return in excess of 7% per annum. The increase in advisor fees of $287 for the three months ended March 31, 2015 as compared to the same period of 2014 is primarily related to the increase in our net asset value attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $23 for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to an increase in investor service and other professional service fees.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses decreased $107 primarily due to properties we sold subsequent to March 31, 2014.
Acquisition related expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses decreased $153 for the three months ended March 31, 2015 as compared to the period ended March 31, 2014 related to the acquisition of Oak Grove Plaza, Grand Prairie Distribution Center and South Beach Parking Garage during the three months ended March 31, 2014. Acquisition expenses incurred during the three months ended March 31, 2015 relate to our acquisition of DFW Distribution Center which we acquired on April 15, 2015.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $80 in depreciation and amortization expense for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily related to an increase of $750 for our acquisitions that occurred in 2014 offset by a decrease of $697 of our four student-oriented apartment properties sold during the three months ended March 31, 2015.
Interest expense decreased by $25 for the three months ended March 31, 2015 as compared to the same period in 2014 as debt payoffs and interest savings from loan refinancings more than offset new debt incurred as part of our property acquisitions in 2014.
Equity in income of unconsolidated affiliate relates to the income from Chicago Parking Garage, which we acquired on December 23, 2014.
Gain on disposition of property and extinguishment of debt of $29,009 is related to the dispositions of Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia as well as the payoff of the mortgage note payable on South Beach Parking Garage during the three months ended March 31, 2015.

Funds From Operations
Consistent with real estate industry and investment community preferences, we consider funds from operations ("FFO") as a supplemental measure of the operating performance for a real estate investment trust and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) attributable to the Company (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items, impairment write-downs of depreciable real estate and sales of properties, plus real estate related depreciation and amortization and after adjustments for these items related to noncontrolling interests and unconsolidated affiliates.
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
In order to provide a better understanding of the relationship between FFO, AFFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided reconciliations of GAAP net income attributable to Jones Lang LaSalle Income Property Trust, Inc. to FFO, and FFO to AFFO. FFO and AFFO do not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income and are not necessarily indicative of cash available to fund cash needs. Our presentations of FFO and AFFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions.
The following table presents a reconciliation of net income to FFO for the periods presented:

Reconciliation of net income to FFO	Three months ended March 31, 2015	Three months ended March 31, 2014
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$23,512	$1,287
Plus: Real estate depreciation and amortization (1)	6,486	6,154
Gain on disposition of property (1)	(23,754)	—
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$6,244	$7,441
Weighted average shares outstanding, basic and diluted	49,162,338	42,717,549
FFO per share, basic and diluted	$0.13	$0.17

(1)	Includes amounts attributable to non-controlling interests and unconsolidated real estate affiliate.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of FFO to AFFO for the periods presented:

Reconciliation of FFO to AFFO	Three months ended March 31, 2015	Three months ended March 31, 2014
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$6,244	$7,441
Straight-line rental income (1)	(252)	(726)
Amortization of above- and below-market leases (1)	(337)	(364)
Amortization of net discount on assumed debt (1)	(80)	(73)
Gain on derivative instruments and extinguishment or modification of debt (1)	1,240	—
Acquisition expenses (1)	148	286
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$6,963	$6,564
Weighted average shares outstanding, basic and diluted	49,162,338	42,717,549
AFFO per share, basic and diluted	$0.14	$0.15

(1)	Includes amounts attributable to non-controlling interests and unconsolidated real estate affiliate.

NAV as of March 31, 2015
The following table provides a breakdown of the major components of our NAV as of March 31, 2015:

	March 31, 2015
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$285,321	$357,909	$63,738	$29,717	$51,758
Debt	(115,583)	(144,988)	(25,820)	(12,038)	(20,967)
Other assets and liabilities, net	29,807	37,390	6,658	3,104	5,407
Estimated enterprise value premium	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed
NAV	$199,545	$250,311	$44,576	$20,783	$36,198
Number of outstanding shares	18,750,195	23,477,635	4,179,233	1,947,846	3,396,122
NAV per share	$10.64	$10.66	$10.67	$10.67	$10.66

(1)	The value of our real estate investments was greater than the historical cost by approximately 0.4% as of March 31, 2015.
The following table provides a breakdown of the major components of our NAV as of December 31, 2014:

	December 31, 2014
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$294,228	$426,336	$83,480	$13,398	$61,164
Debt	(129,344)	(187,420)	(36,698)	(5,890)	(26,888)
Other assets and liabilities, net	5,794	8,396	1,644	264	1,205
Estimated enterprise value premium	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed
NAV	$170,678	$247,312	$48,426	$7,772	$35,481
Number of outstanding shares	16,243,819	23,432,192	4,580,309	735,052	3,358,562
NAV per share	$10.55	$10.57	$10.57	$10.57	$10.56

(1)	The value of our real estate investments was less than the historical cost by approximately 2.8% December 31, 2014.
The increases in NAV per share from December 31, 2014 are primarily related to a net increase of 0.7% in the value of our properties, which resulted in an increase in NAV of $0.09 for Class A and Class M and $0.10 for Class A-I, Class M-I, and Class D. Property operations for the three months ended March 31, 2015 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2015:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	6.52%	6.44%	6.69%	6.49%	N/A	6.55%
Discount rate/internal rate of return (IRR)	7.93	7.24	7.67	7.25	8.75%	7.56
Annual market rent growth rate	2.88	3.03	3.17	3.22	3.89	3.14
Holding period (years)	10.00	10.00	10.00	10.00	35.00	10.48

(1)	The Other category includes South Beach Parking Garage, which is subject to a ground lease. The appraisal of the garage incorporated discounted cash flows over the remaining term of the ground lease.
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of March 31, 2015 of 0.25% would yield a decrease in our total real estate asset value of 1.85% and our NAV per each share class would have been $10.37, $10.37, $10.38, $10.38 and $10.38 for Class A, Class M, Class A-I, Class M-I and Class D, respectively. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2014 of 0.25% would yield a decrease in our total real estate asset value of 1.87% and our NAV per each share class would have been $10.22, $10.23. $10.23, $10.24 and $10.23 for Class A, Class M, Class A-I, Class M-I and Class D, respectively.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to the Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our Share Repurchase Plan
The sources and uses of cash for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014	$ Change
Net cash provided by operating activities	$6,702	$7,767	$(1,065)
Net cash provided by (used in) investing activities	119,275	(50,845)	170,120
Net cash (used in) provided by financing activities	(63,097)	52,268	(115,365)
Cash provided by operating activities decreased by $1,065 for the three months ended March 31, 2015, as compared to the same period in 2014. A decrease of $300 in cash from operating activities is primarily related to the sale of four student-oriented apartment community properties on January 27, 2015. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable and accounts payable and other accrued expenses. These changes in our working capital caused a decrease to cash provided by operating activities of $765 between the three months ended March 31, 2015 and the same period in 2014, primarily related to a decrease in accounts payable and accrued expenses.
Cash provided by (used in) investing activities increased by $170,120 for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was generated from cash received from the sale of four student-oriented apartment community properties totaling $119,706 during the three months ended March 31, 2015. The increase is also the result of acquisitions of $51,632 for the three months ended March 31, 2014 which did not occur during the same period in 2015.
Cash (used in) provided by financing activities decreased by $115,365 for the three months ended March 31, 2015 as compared to the same period in 2014. Impacting the decrease is net payments related to mortgage note payables of $81,766 during the three months ended March 31, 2015 as compared to net proceeds of $38,647 during the same period in 2014. Offsetting the decrease is an increase of $15,328 of net proceeds received from the sale of shares during 2015 as compared to

2014. Also decreasing cash (used in) provided by financing activities for the three months ended March 31, 2015 was an increase in distributions to noncontrolling interests of $10,683 related to the sale of four student-oriented apartment properties.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at March 31, 2015 and December 31, 2014 for such debt.
Consolidated Debt

	March 31, 2015		December 31, 2014
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$308,238	4.77%	$310,587	4.77%
Variable	29,680	2.77	109,930	2.60
Total	$337,918	4.59%	$420,517	4.20%
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
Other Sources
On January 16, 2015, the SEC declared effective our registration statement on Form S-11 (File No. 333-196886) with respect to our continuous Follow-on Offering of up to $2,700,000 in any combination of Class A, Class M, Class A-I and Class M-I shares of common stock, consisting of up to $2,400,000 of shares in our primary Follow-on Offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each three-year offering period, subject to regulatory approval. We intend to use the net proceeds from the Follow-on Offering, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan.
On March 3, 2015 we commenced our Follow-on Private Offering of up to $350,000 of our Class D shares of common stock. We will reserve the right to terminate the Follow-on Private Offering at any time and to extend the Follow-on Private Offering term to the extent permissible under applicable law.
Off Balance Sheet Arrangements
At March 31, 2015 and December 31, 2014, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued an accounting standard update that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied.  The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis (Topic 810), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect the guidance will have on our consolidated financial statements and plan on adopting the standard on January 1, 2016.
On April 7, 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The new guidance will be applied on a retrospective basis. We plan on adopting the standard on January 1, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of March 31, 2015, we had consolidated debt of $337,918, which included $29,680 of variable-rate debt. Including the $730 net premium on the assumption of debt, we have consolidated debt of $338,648 at March 31, 2015. We also entered into interest rate cap and swap agreements on $26,280 of debt which cap the LIBOR rate at between 1.0% and 3.3% over the next three years. A 0.25% movement in the interest rate on the $29,680 of variable-rate debt would have resulted in an approximately $74 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2015, the fair value of our mortgage notes payable was estimated to be approximately $14,390 higher than the carrying value of

$337,918. If treasury rates were 0.25% higher at March 31, 2015, the fair value of our mortgage notes payable would have been approximately $9,822 higher than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the three months ended March 31, 2015 and 2014, we recognized a foreign currency translation loss of $692 and $344, respectively. At March 31, 2015, a 10% unfavorable exchange rate movement would have caused our $692 foreign currency translation loss to be increased by $1,426, resulting in a foreign currency translation loss of approximately $2,118.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The most significant risk factors applicable to the Company are described in Item 1A to our 2014 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

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
During the three months ended March 31, 2015, we repurchased 1,342,088 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1-January 31, 2015	808,737	$10.59	808,737	—
February 1-February 28, 2015	359,611	$10.74	359,611	—
March 1-March 31, 2015	173,740	$10.77	173,740	—
(1)     Redemptions are limited as described above.
On October 1, 2012, our registration statement on Form S-11 (File No. 333-177963), with respect to our Initial Public Offering of up to $3,000,000 of shares of common stock, of which $2,700,000 of shares of common stock were being offered pursuant to our primary offering and $300,000 of shares of common stock were being offered pursuant to our distribution reinvestment plan, was declared effective under the Securities Act, and we commenced the Initial Public Offering.
On June 18, 2014, we filed Follow-on Offering registration statement on Form S-11 (File No. 333-196886) with the SEC to register a public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. On January 16, 2015, the Follow-on Offering was declared effective and our Initial Public Offering automatically terminated. We reserve the right to terminate the Follow-on Offering at any time and to extend the Follow-on Offering term to the extent permissible under applicable law. The per share price for each class equals the daily NAV per share for such class, plus, for Class A and Class A-I shares only, applicable selling commissions, with discounts available to certain categories of purchasers.
As of March 31, 2015, we have sold the following shares of common stock and raised the following proceeds in connection with the Initial Public Offering and our Follow-on Offering:

	Shares	Proceeds
Initial Public Offering
Primary Offering
Class A Shares	20,379,596	$210,457
Class M Shares	4,989,106	51,431
Distribution Reinvestment Plan
Class A Shares	540,786	5,580
Class M Shares	146,048	1,513
Total	26,055,536	$268,981

Follow-On Offering
Primary Offering
Class A Shares	2,299,428	$24,827
Class M Shares	573,011	6,147
Class A-I Shares	113,179	1,241
Class M-I Shares	1,204,652	13,000
Distribution Reinvestment Plan
Class A Shares	130,416	1,395
Class M Shares	42,013	451
Class A-I Shares	6,824	73
Class M-I Shares	8,142	87
Total	4,377,665	$47,221
As of January 15, 2015, we incurred the following costs in connection with the issuance and distribution of shares of our common stock in the Initial Public Offering:

Type of Cost	Amount
Offering costs to related parties (1)	$15,197

(1)
Comprised of $1,561 in selling commissions, $4,458 in dealer manager fees and $9,178 in other offering costs. Selling commissions and dealer manager fees of $4,305 have been reallowed to third parties.

From the commencement of the Initial Public Offering through January 15, 2015, the net proceeds to us from our Initial Public Offering, excluding DRIP proceeds, after deducting the total expenses incurred described above, were $246,688. From the commencement of the Initial Public Offering through January 15, 2015, net proceeds from our Initial Public Offering have been allocated to reduce borrowings by $121,620 and to purchase interests in real estate of $125,068.
As of March 31, 2015, we incurred the following costs in connection with the issuance and distribution of shares of our common stock in the Follow-on Offering:

Type of Cost	Amount
Offering costs to related parties (1)	$2,746

(1)	Comprised of $225 in selling commissions, $585 in dealer manager fees and $1,936 in other offering costs. Selling commissions and dealer manager fees of $705 have been reallowed to third parties.
From the commencement of the Follow-on Offering through March 31, 2015, the net proceeds to us from our Follow-on Offering, excluding DRIP proceeds, after deducting the total expenses incurred described above, were $42,469. From the commencement of the Follow-on Offering through March 31, 2015, net proceeds from our Follow-on Offering have been allocated to reduce borrowings by $9,250 and an increase to our working capital of $33,219.
On June 19, 2014, we began our Initial Private Offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock. Upon the SEC declaring the registration statement for our Follow-on Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we have raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with indefinite duration.
As of January 15, 2015, we have sold the following shares of common stock and raised the following proceeds in connection with the Initial Private Offering:

	Shares	Proceeds
Private Offering
Class A-I Shares	486,773	$5,100
Class M-I Shares	286,564	3,012
Class D Shares	3,358,562	35,398
Total	4,131,899	$43,510
From the commencement of the Initial Private Offering through January 15, 2015, the net proceeds to us were used to increase our cash and cash equivalents and fund redemptions.
On February 6, 2015, we received approximately $403 relating to the sale and issuance of approximately 37,561 of our Class D Common Stock at the NAV per share of $10.73 pursuant to our distribution reinvestment plan. No selling commissions are paid on the sale of shares pursuant to our distribution reinvestment plan.
This sale is exempt from registration under Section 4(2) of the Securities Act because the purchaser is an accredited investor within the meaning of Regulation D promulgated under the Securities Act.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 7, 2015	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amended and Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2015 (the “2015 Annual Report”)).

10.2
Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of March 3, 2015 (incorporated by reference to Exhibit 10.9 to the 2015 Annual Report).

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