Form 10-Q
period 2015-06-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2015-08-07
CIK 1314152

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
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on August 7, 2015 were 25,250,218 shares of Class A Common Stock, 25,394,692 shares of Class M Common Stock, 5,264,793 of Class A-I Common Stock, 2,550,081 of Class M-I Common Stock and 3,433,997 shares of Class D Common Stock.
______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $18,986 and $18,986, respectively)	$169,881	$145,357
Buildings and equipment (including from VIEs of $114,952 and $114,176, respectively)	693,658	601,569
Less accumulated depreciation (including from VIEs of $(19,593) and $(18,165), respectively)	(68,229)	(60,569)
Net property and equipment	795,310	686,357
Investments in unconsolidated real estate affiliate	17,555	17,069
Investments in real estate and other assets held for sale (including from VIEs of $0 and $95,161, respectively)	—	95,161
Net investments in real estate	812,865	798,587
Cash and cash equivalents (including from VIEs of $7,916 and $6,539, respectively)	92,190	32,211
Restricted cash (including from VIEs of $1,221 and $792, respectively)	1,848	1,457
Tenant accounts receivable, net (including from VIEs of $2,324 and $1,724, respectively)	3,749	3,593
Deferred expenses, net (including from VIEs of $250 and $285, respectively)	8,086	7,825
Acquired intangible assets, net (including from VIEs of $3,273 and $3,528, respectively)	57,347	45,075
Deferred rent receivable, net (including from VIEs of $501 and $508, respectively)	8,562	7,918
Prepaid expenses and other assets (including from VIEs of $2,287 and $159, respectively)	14,441	2,100
TOTAL ASSETS	$999,088	$898,766
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $90,468 and $91,047, respectively)	$409,247	$350,331
Liabilities held for sale (including from VIEs of $0 and $73,264)	—	73,264
Accounts payable and other accrued expenses (including from VIEs of $1,244 and $1,059, respectively)	13,745	13,936
Distributions payable	6,140	5,137
Accrued interest (including from VIEs of $394 and $403, respectively)	1,459	1,326
Accrued real estate taxes (including from VIEs of $1,000 and $533, respectively)	4,025	2,018
Advisor fees payable	632	790
Acquired intangible liabilities, net	10,578	10,840
TOTAL LIABILITIES	445,826	457,642
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 23,240,204 and 16,243,819 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	232	162
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 24,680,976 and 23,432,192 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	247	234
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 4,677,000 and 4,580,309 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	47	46
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 2,365,745 and 735,052 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	24	7
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 3,433,997 and 3,396,122 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital (net of offering costs of $20,640 and $15,152 as of June 30, 2015 and December 31, 2014, respectively)	791,372	687,984
Accumulated other comprehensive loss	(1,502)	(879)
Distributions to stockholders	(134,992)	(123,340)
Accumulated deficit	(112,585)	(135,745)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	542,877	428,503
Noncontrolling interests	10,385	12,621
Total equity	553,262	441,124
TOTAL LIABILITIES AND EQUITY	$999,088	$898,766
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Revenues:
Minimum rents	$17,484	$20,085	$35,134	$39,855
Tenant recoveries and other rental income	3,990	4,087	8,065	7,700
Total revenues	21,474	24,172	43,199	47,555
Operating expenses:
Real estate taxes	2,753	3,175	5,598	5,841
Property operating	4,363	5,829	8,828	11,549
Provision for doubtful accounts	108	35	233	149
Advisor fees	1,817	1,451	3,455	2,802
Company level expenses	658	513	1,345	1,177
General and administrative	203	156	368	428
Acquisition expenses	505	229	638	515
Depreciation and amortization	7,584	6,848	14,148	13,332
Total operating expenses	17,991	18,236	34,613	35,793
Operating income	3,483	5,936	8,586	11,762
Other income and (expenses):
Interest expense	(4,159)	(4,797)	(8,386)	(9,049)
Equity in income of unconsolidated affiliate	227	—	407	—
Gain on disposition of property and extinguishment of debt	—	—	29,009	—
Total other income and (expenses)	(3,932)	(4,797)	21,030	(9,049)
Net (loss) income	(449)	1,139	29,616	2,713
Less: Net loss (income) attributable to the noncontrolling interests	97	(268)	(6,456)	(555)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(352)	$871	$23,160	$2,158
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.01)	$0.02	$0.45	$0.05
Weighted average common stock outstanding-basic and diluted	54,700,285	45,092,828	51,946,610	43,911,750
Other comprehensive income (loss):
Foreign currency translation adjustment	69	318	(623)	(26)
Total other comprehensive income (loss)	69	318	(623)	(26)
Net comprehensive (loss) income	$(283)	$1,189	$22,537	$2,132

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions to Stockholders	Accumulated Deficit	Non-controlling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2015	48,349,934	$483	$687,984	$(879)	$(123,340)	$(135,745)	$12,621	$441,124
Issuance of common stock	11,811,026	118	127,697	—	—	—	—	127,815
Repurchase of shares	(1,766,038)	(17)	(18,854)	—	—	—	—	(18,871)
Offering costs	—	—	(5,488)	—	—	—	—	(5,488)
Stock based compensation	3,000	—	33	—	—	—	—	33
Net income	—	—	—	—	—	23,160	6,456	29,616
Other comprehensive loss	—	—	—	(623)	—	—	—	(623)
Contribution from noncontrolling interests	—	—	—	—	—	—	2,311	2,311
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(11,003)	(11,003)
Distributions declared per share ($0.24)	—	—	—	—	(11,652)	—	—	(11,652)
Balance, June 30, 2015	58,397,922	$584	$791,372	$(1,502)	$(134,992)	$(112,585)	$10,385	$553,262
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands
(Unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,616	$2,713
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	13,566	12,828
Gain on disposition of property and extinguishment of debt	(29,009)	—
Net provision for doubtful accounts	233	149
Straight line rent	(616)	(1,388)
Equity in income of unconsolidated affiliate	(407)	—
Net changes in assets, liabilities and other	453	329
Net cash provided by operating activities	13,836	14,631
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investment	(135,538)	(136,865)
Proceeds from sale of real estate investments, net	119,706	—
Capital improvements and lease commissions	(2,581)	(3,663)
Investment in unconsolidated real estate affiliate	(79)	—
Deposits for investments under contract	(5,000)	—
Loan escrows	1,281	747
Net cash used in investing activities	(22,211)	(139,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	118,679	47,278
Repurchase of shares	(18,871)	(2,618)
Offering costs	(4,954)	(3,488)
Distributions to stockholders	(5,334)	(5,710)
Distributions paid to noncontrolling interests	(11,003)	(409)
Contributions received from noncontrolling interests	2,311	95
Deposits for loan commitments	(604)	718
Proceeds from mortgage notes and other debt payable	70,920	88,900
Debt issuance costs	(851)	(463)
Payment on early extinguishment of debt	(711)	—
Principal payments on mortgage notes and other debt payable	(81,113)	(14,056)
Net cash provided by financing activities	68,469	110,247
Net increase (decrease) in cash and cash equivalents	60,094	(14,903)
Effect of exchange rates	(115)	20
Cash and cash equivalents at the beginning of the period	32,211	35,124
Cash and cash equivalents at the end of the period	$92,190	$20,241
Supplemental disclosure of cash flow information:
Interest paid	$8,187	$8,314
Non-cash activities:
Write-offs of receivables	$145	$174
Write-offs of retired assets and liabilities	(51)	722
Change in liability for capital expenditures	1,114	(3,050)
Deposit of holdback proceeds from sale of real estate investments	1,847	—
Net liabilities transferred at sale of real estate investment	973	—
Net liabilities assumed at acquisition	780	748
Change in issuance of common stock receivable	(3,855)	443
Change in accrued offering costs	533	421
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

Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of June 30, 2015, we owned interests in a total of 28 properties, 27 of which are located in ten states and one of which is located in Canada.
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
On January 16, 2015, our Registration Statement was declared effective by the SEC (Commission File No. 333-196886) with respect to our offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of June 30, 2015, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I shares in our First Extended Public Offering of $123,316.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with indefinite duration.
As of June 30, 2015, 23,240,204 shares of Class A common stock, 24,680,976 shares of Class M common stock, 4,677,000 shares of Class A-I common stock, 2,365,745 shares of Class M-I common stock, and 3,433,997 shares of Class D common stock were outstanding and held by a total of 4,790 stockholders.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between the Company and LaSalle, which was renewed and became effective on June 5, 2015 (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle, a New York Stock Exchange-listed global real estate services firm that specializes in commercial property management, leasing and investment management. We have no employees, as all operations are managed by our Advisor. Our executive officers are employees of and compensated by our Advisor.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities ("VIE") and the unconsolidated investment in real estate affiliate accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights and the consolidation of VIEs in which we own less than a 100% interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of June 30, 2015, our VIEs include entities owning The District at Howell Mill, The Edge at Lafayette and Campus Lodge Tampa as we maintain control over significant decisions, which began at the time of acquisition of the properties. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and non-controlling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of June 30, 2015, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs, Grand Lakes Marketplace and Townlake of Coppell.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Form 10-K filed with the SEC on March 5, 2015 (our “2014 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2014 audited consolidated financial statements included in our 2014 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At June 30, 2015 and December 31, 2014, our allowance for doubtful accounts was $146 and $58, respectively.
Deferred Expenses
Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at June 30, 2015 and December 31, 2014 was $3,350 and $3,276, respectively.
Acquisitions
We have allocated the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $30,615 and $25,048 at June 30, 2015 and December 31, 2014, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $2,937 and $2,660 at June 30, 2015 and December 31, 2014, respectively, on the accompanying Consolidated Balance Sheets.

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

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. Market information as available or present value techniques have been utilized to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable, including any outstanding balances on our line of credit, using level two inputs was approximately $8,807 and $10,717 higher than the aggregate carrying amounts at June 30, 2015 and December 31, 2014, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
Derivative Financial Instruments
We record all derivatives on the Consolidated Balance Sheets at fair value in prepaid expenses and other assets or accounts payable and other accrued expenses. Changes in the fair value of our derivatives are recorded as a component of interest expense on our Consolidated Statements of Operations and Comprehensive (Loss) Income as we have not designated our derivative instruments as hedges. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate caps and swaps.
        As of June 30, 2015, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	6	$97,930
Interest Rate Swap	1	$8,600
The fair value of our interest rate caps and swaps represent liabilities of $157 and $96 at June 30, 2015 and December 31, 2014, respectively.
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. The consolidated properties we acquired during 2015 and our acquisition price of each are as follows:

Property	Sector	Square Feet	Location	Ownership %	Acquisition Date	Acquisition Price
DFW Distribution Center:
4050 Corporate Drive	Industrial	441,000	Grapevine, TX	100%	April 15, 2015	$25,839
4055 Corporate Drive	Industrial	202,000	Grapevine, TX	100%	April 15, 2015	18,357
Skokie Commons	Retail	89,000	Skokie, IL	100%	May 15, 2015	43,750
Townlake of Coppell	Apartment	351,000	Coppell, TX	90%	May 22, 2015	43,200
During the six months ended June 30, 2015 and 2014, we incurred $638 and $515, respectively, of acquisition expenses recorded on the Consolidated Statements of Operations and Comprehensive (Loss) Income. For properties acquired during 2015, we recorded total revenue of $1,638 and net loss of $645 for the six months ended June 30, 2015. For properties acquired during 2014, we recorded total revenue of $3,430 and net loss of $299 for the six months ended June 30, 2014.

2015 Acquisitions

We allocated the purchase price of our 2015 acquisitions in accordance with authoritative guidance as follows:

2015 Acquisitions
Land	$24,903
Building and equipment	93,609
In-place lease intangible	17,890
Above-market lease intangible	183
Below-market lease intangible	(630)
$135,955
Amortization period for intangible assets and liabilities	5 months -18 years
Proforma Information
The following pro forma financial information is presented as if our 2014 and 2015 acquisitions had been consummated on January 1, 2014 or the date the property began operations if operations began after January 1, 2014. The pro forma financial information is for comparative purposes only and not necessarily indicative of what our actual results of operations would have been had our 2014 and 2015 acquisitions been consummated on January 1, 2014 or the date the property began operations, nor does it purport to represent the results of operations for future periods.
If our 2015 acquisitions had occurred on January 1, 2014 or the date the property began operations, our consolidated revenues and net income for the six months ended June 30, 2015 would have been $46,428 and $30,022, respectively, and our consolidated revenues and net income for the six months ended June 30, 2014 would have been $51,524 and $520, respectively.
If our 2014 acquisitions had occurred on January 1, 2013 or the date the property began operations, our consolidated revenues and net loss for the six months ended June 30, 2014 would have been $51,220 and $4,406, respectively.
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

NOTE 4—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Mortgage notes and other debt payable	Maturity/Extinguishment Date	Interest Rate	Amount payable as of
			June 30, 2015	December 31, 2014
Mortgage notes payable (1) (2) (3) (4) (5)	October 2016 - March 2027	2.68% - 6.14%	$408,602	$420,517
Net debt premium on assumed debt			645	814
Mortgage notes and other debt payable, net			$409,247	$421,331
(1) On January 27, 2015, we repaid the mortgage notes payable on Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia in junction with the sale of the properties. The outstanding balance of the mortgage notes payable was $71,000.
(2) On March 20, 2015, we repaid the mortgage note payable on the South Beach Parking Garage. The outstanding balance of the mortgage note payable was $9,250, and we recognized a loss on the extinguishment of debt of $127.
(3) On May 20, 2015, we entered into a $24,400 mortgage note payable on Skokie Commons. The mortgage note is for ten years at a fixed rate of 3.31%, interest-only for 5 years.
(4) On May 22, 2015, we entered into a $28,800 mortgage note payable on Townlake of Coppell. The mortgage note is for five years at a fixed rate of 3.25% interest-only for 4 years.
(5) On May 29, 2015, we entered into a $17,720 mortgage note payable on DFW Distribution Center. The mortgage note is for ten years at a fixed rate of 3.23%, interest-only for 10 years.

Aggregate future principal payments of mortgage notes payable as of June 30, 2015 are as follows:

Year	Amount
2015	$881
2016	33,314
2017	82,213
2018	19,994
2019	11,309
Thereafter	260,891
Total	$408,602

Line of Credit
On June 8, 2015, we extended our existing $40,000 revolving line of credit agreement with Bank of America, N.A. The line of credit has a two-year term with a one-year extension at our option and bears interest based on LIBOR plus a spread ranging from 1.35% to 2.10%, depending on our leverage ratio (1.35% spread at June 30, 2015). The line of credit also contains an accordion feature that allows us to increase the facility to $75,000. We intend to use the line of credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our line of credit if we experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of June 30, 2015, no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants, which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. There was no outstanding balance on our line of credit as of June 30, 2015 and December 31, 2014.
At June 30, 2015, we were in compliance with all debt covenants.

NOTE 5—COMMON STOCK
We have five classes of common stock authorized as of June 30, 2015, Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to our LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of NAV, are as follows:

	Selling Commission (1)	Dealer Manager Fee (2)
Class A Shares	up to 3.5%	1.05%
Class M Shares	None	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	None	0.05%
Class D Shares (3)	up to 1.0%	None
(1) Selling commissions are paid on the date of purchase.
(2) Dealer manager fees are accrued daily on a continuous basis equal to 1/365th of the stated fee.
(3) Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the six months ended June 30, 2015 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2014	16,243,819	23,432,192	4,580,309	735,052	3,358,562
Issuance of common stock	7,213,866	2,181,833	712,199	1,630,693	75,435
Repurchase of shares	(217,481)	(933,049)	(615,508)	—	—
Balance, June 30, 2015	23,240,204	24,680,976	4,677,000	2,365,745	3,433,997

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the six months ended June 30, 2015 were as follows:

	Six months ended
	June 30, 2015
	# of shares	Amount
Class A Shares	7,213,866	$78,236
Class M Shares	2,181,833	23,497
Class A-I Shares	712,199	7,684
Class M-I Shares	1,630,693	17,620
Class D Shares	75,435	811
Total		$127,848
Share Repurchase Plan
Our share repurchase plan allows stockholders to request that we repurchase all or a portion of their shares of Class A, Class M, Class A-I, Class M-I and Class D common stock on a daily basis at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter. For the six months ended June 30, 2015, we repurchased 1,766,038 shares of common stock. During the six months ended June 30, 2014, we repurchased 166,326 shares of common stock.

Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the six months ended June 30, 2015, we issued 495,256 shares of common stock for $5,314 under the distribution reinvestment plan. For the six months ended June 30, 2014, we issued 210,364 shares of common stock for $2,164 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 54,700,285 and 51,946,610 for the three and six months ended June 30, 2015, respectively, and 45,092,828 and 43,911,750 for the three and six months ended June 30, 2014, respectively. We have no dilutive or potentially dilutive securities.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers prior to the commencement of the offerings) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through October 1, 2012, which is the date the SEC declared our registration statement effective for the Initial Public Offering, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the Initial Public Offering. Following the Initial Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Initial Public Offering period (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred. After the termination of each of the Initial Public Offering and the First Extended Public Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from each of the Initial Public Offering and the First Extended Public Offering. LaSalle also agreed to fund our organization and offering expenses through January 15, 2015, related to the First Extended Public Offering, following which time we commenced reimbursing LaSalle over 36 months for the organization and offering costs incurred prior to the commencement of the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of June 30, 2015 and December 31, 2014, LaSalle had paid $2,357 and $1,986, respectively, of organization and offering costs on our behalf which we had not reimbursed. These costs are included in Accounts payable and other accrued expenses.
NOTE 6—RELATED PARTY TRANSACTIONS
Effective as of October 1, 2012, we entered into a first amended and restated advisory agreement with LaSalle, pursuant to which we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On May 5, 2015, we renewed our Advisory Agreement with our Advisor with a one year term expiring on June 5, 2016.
The fixed advisory fees for the three and six months ended June 30, 2015 were $1,817 and $3,455, respectively. The fixed advisory fees for the three and six months ended June 30, 2014 were $1,451 and $2,802, respectively. There were no performance fees for the six months ended June 30, 2015 and 2014. Included in Advisor fees payable at June 30, 2015 and December 31, 2014 were $632 and $790 of fixed advisory fees, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management and leasing services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three and six months ended June 30, 2015, we paid JLL Americas $108 and $182, respectively. For the three and six months ended June 30, 2014, we paid JLL Americas $275 and $413, respectively. During the six months ended June 30, 2015, we paid JLL Americas $122 in loan placement fees related to the mortgage note payable on Skokie Commons. During the six months ended June 30, 2014, we paid JLL Americas $150 in loan placement fees related to the mortgage notes payable on South Seattle Distribution Center and Oak Grove Plaza.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and six months ended June 30, 2015, we paid the Dealer Manager selling commissions and dealer manager fees totaling $1,279 and $2,257, respectively. For the three and six months ended June 30, 2014, we paid the Dealer Manager selling commissions and dealer manager fees totaling $947 and $1,826, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers.

As of June 30, 2015 and December 31, 2014, we owed $2,357 and $1,986, respectively, for organization and offering costs paid by LaSalle (see Note 5-Common Stock). These costs are included in Accounts payable and other accrued expenses.
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
From time to time, we have entered into contingent agreements for the acquisition and financing of properties. Such acquisitions and financings are subject to satisfactory completion of due diligence or meeting certain leasing or occupancy thresholds.
We are subject to fixed ground lease payments on South Beach Parking Garage of $94 per year until September 30, 2016. The fixed amount will increase on September 30, 2016 and every five years thereafter by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put their interest to us at a market determined value for a period of 90 days beginning in 2018.

NOTE 8—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net (loss) income for the six months ended June 30, 2015 and 2014.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of June 30, 2015	$165,192	$224,514	$243,313	$244,598	$21,912	$899,529
Assets as of December 31, 2014	207,691	182,338	250,870	204,077	22,074	867,050

Three Months Ended June 30, 2015
Revenues:
Minimum rents	$4,012	$3,660	$6,059	$3,683	$70	$17,484
Tenant recoveries and other rental income	204	1,024	1,139	991	632	3,990
Total revenues	$4,216	$4,684	$7,198	$4,674	$702	$21,474
Operating expenses:
Real estate taxes	$423	$813	$824	$568	$125	$2,753
Property operating	1,686	285	1,609	547	236	4,363
Provision for doubtful accounts	93	—	—	15	—	108
Total segment operating expenses	$2,202	$1,098	$2,433	$1,130	$361	$7,224
Operating income - Segments	$2,014	$3,586	$4,765	$3,544	$341	$14,250

Capital expenditures by segment	$753	$35	$224	$9	$22	$1,043

Reconciliation to net loss
Operating income - Segments						$14,250
Advisor fees						1,817
Company level expenses						658
General and administrative						203
Acquisition expenses						505
Depreciation and amortization						7,584
Operating income						$3,483
Other income and (expenses):
Interest expense						$(4,159)
Equity in income of unconsolidated affiliate						227
Total other income and (expenses)						$(3,932)
Net loss						$(449)

Reconciliation to total consolidated assets as of June 30, 2015
Assets per reportable segments						$899,529
Corporate level assets						99,559
Total consolidated assets						$999,088

Reconciliation to total consolidated assets as of December 31, 2014
Assets per reportable segments						$867,050
Corporate level assets						31,716
Total consolidated assets						$898,766

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended June 30, 2014
Revenues:
Minimum rents	$7,979	$2,837	$6,343	$2,856	$70	$20,085
Tenant recoveries and other rental income	453	913	1,000	988	733	4,087
Total revenues	$8,432	$3,750	$7,343	$3,844	$803	$24,172
Operating expenses:
Real estate taxes	$936	$679	$868	$596	$96	$3,175
Property operating	3,121	158	1,656	492	402	5,829
Provision for doubtful accounts	25	—	9	1	—	35
Total segment operating expenses	$4,082	$837	$2,533	$1,089	$498	$9,039
Operating income - Segments	$4,350	$2,913	$4,810	$2,755	$305	$15,133

Capital expenditures by segment	$837	$849	$2,295	$20	$—	$4,001

Reconciliation to net income
Operating income - Segments						$15,133
Advisor fees						1,451
Company level expenses						513
General and administrative						156
Acquisition expenses						229
Depreciation and amortization						6,848
Operating income						$5,936
Other income and (expenses):
Interest expense						$(4,797)
Total other income and (expenses)						$(4,797)
Net income						$1,139

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2015
Revenues:
Minimum rents	$8,911	$6,799	$12,232	$7,052	$140	$35,134
Tenant recoveries and other rental income	453	1,776	2,222	2,201	1,413	8,065
Total revenues	$9,364	$8,575	$14,454	$9,253	$1,553	$43,199
Operating expenses:
Real estate taxes	$934	$1,373	$1,602	$1,412	$277	$5,598
Property operating	3,512	484	3,266	1,072	494	8,828
Provision for doubtful accounts	111	—	1	120	1	233
Total segment operating expenses	$4,557	$1,857	$4,869	$2,604	$772	$14,659
Operating income - Segments	$4,807	$6,718	$9,585	$6,649	$781	$28,540

Capital expenditures by segment	$890	$35	$540	$80	$46	$1,591

Reconciliation to income from continuing operations
Operating income - Segments						$28,540
Advisor fees						3,455
Company level expenses						1,345
General and administrative						368
Acquisition expenses						638
Depreciation and amortization						14,148
Operating income						$8,586
Other income and (expenses):
Interest expense						$(8,386)
Gain on disposition of property and extinguishment of debt						29,009
Equity in loss of unconsolidated affiliates						407
Total other income and (expenses)						$21,030
Net income						$29,616

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2014
Revenues:
Minimum rents	$16,135	$5,577	$12,511	$5,513	$119	$39,855
Tenant recoveries and other rental income	869	1,621	2,071	1,804	1,335	7,700
Total revenues	$17,004	$7,198	$14,582	$7,317	$1,454	$47,555
Operating expenses:
Real estate taxes	$1,740	$1,217	$1,659	$1,065	$160	$5,841
Property operating	6,340	311	3,282	934	682	11,549
Provision for doubtful accounts	83	—	42	24	—	149
Total segment operating expenses	$8,163	$1,528	$4,983	$2,023	$842	$17,539
Operating income - Segments	$8,841	$5,670	$9,599	$5,294	$612	$30,016

Capital expenditures by segment	$1,386	$849	$4,092	$105	$—	$6,432

Reconciliation to income from continuing operations
Operating income - Segments						$30,016
Advisor fees						2,802
Company level expenses						1,177
General and administrative						428
Acquisition expenses						515
Depreciation and amortization						13,332
Operating income						$11,762
Other income and (expenses):
Interest expense						$(9,049)
Total other income and (expenses)						$(9,049)
Net income						$2,713

NOTE 9—DISTRIBUTIONS PAYABLE
On May 5, 2015, our board of directors approved a gross dividend for the second quarter of 2015 of $0.12 per share to stockholders of record as of June 29, 2015. The dividend was paid on August 7, 2015. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.12 per share, less applicable class-specific fees, if any.
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
NOTE 11—SUBSEQUENT EVENTS
On July 30, 2015, we acquired AQ Rittenhouse, a newly constructed, 110 unit, apartment property located in Philadelphia, Pennsylvania for approximately $51,000, using cash on hand.
On August 6, 2015, our board of directors approved a gross dividend for the third quarter of 2015 of $0.12 per share to stockholders of record as of September 29, 2015. The dividend will be paid on or around November 6, 2015. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.12 per share, less applicable class-specific fees, if any.

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
The discussions surrounding our consolidated properties refer to our wholly or majority owned and controlled properties, which as of June 30, 2015, were comprised of:
Apartment

•	Station Nine Apartments,

•	The Edge at Lafayette,

•	Campus Lodge Tampa and

•	Townlake of Coppell (acquired in 2015).
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center (acquired in 2014),

•	Charlotte Distribution Center (acquired in 2014) and

•	DFW Distribution Center (acquired in 2015).

Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	14600 Sherman Way,

•	14624 Sherman Way,

•	36 Research Park Drive and

•	Railway Street Corporate Centre.
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza (acquired in 2014),

•	Rancho Temecula Town Center (acquired in 2014) and

•	Skokie Commons (acquired in 2015).
Other

•	South Beach Parking Garage (acquired in 2014).
Sold Properties

•	Stirling Slidell Shopping Centre (sold in 2014),

•	4 Research Park Drive (transferred to the lender in 2014),

•	Cabana Beach San Marcos (sold in 2015),

•	Cabana Beach Gainesville (sold in 2015),

•	Campus Lodge Athens (sold in 2015) and

•	Campus Lodge Columbia (sold in 2015).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which as of June 30, 2015 and December 31, 2014 consists of Chicago Parking Garage.
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
Estimated Percent of Fair Value as of June 30, 2015:

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
Critical Accounting Policies
The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2014 Form 10-K.
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

Properties
Properties owned at June 30, 2015 are as follows:

					Percentage Leased as of June 30, 2015
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	95%
Townlake of Coppell (1)	Coppell, TX	May 22, 2015	90%	351,000	97
Student-oriented Apartment Communities:
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	98
Campus Lodge Tampa (1)	Tampa, FL	February 29, 2008	78	477,000	95
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	100
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	85
14600 Sherman Way	Van Nuys, CA	December 21, 2005	100	50,000	92
14624 Sherman Way	Van Nuys, CA	December 21, 2005	100	53,000	87
36 Research Park Drive	St. Charles, MO	June 13, 2007	100	81,000	100
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	95
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88	306,000	98
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	100
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	93
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	93
Skokie Commons	Skokie, IL	May 15, 2015	100	89,000	97
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100	130,000	N/A

Unconsolidated Other Property:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100	167,000	N/A

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	The parking garage contains 343 stalls. This property is owned subject to a ground lease.

(3)	We own a condominium interest in the building that contains a 366 stall parking garage.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We also hold investments in apartment properties which typically have one year leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of June 30, 2015:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	4	1,346,000	20%	96%	$15.02
Industrial	11	3,703,000	54	100	4.00
Office	6	833,000	12	93	31.57
Retail	5	816,000	12	96	18.91
Other	1	130,000	2	N/A	N/A
Total	27	6,828,000	100%	98%	$11.16

(1)	Amount calculated as in-place minimum base rent for all occupied space at June 30, 2015 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of June 30, 2015, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $10.39.
Recent Events and Outlook
General Company and Market Commentary
On January 16, 2015, we commenced our First Extended Public Offering of up to $2,700,000 in any combination of Class A, Class M, Class A-I and Class M-I shares of common stock, consisting of up to $2,400,000 of shares in our primary offering and up to $300,000 of shares pursuant to our distribution reinvestment plan, and our Initial Public Offering automatically terminated. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. The Dealer Manager has agreed to distribute shares of our common stock in our First Extended Public Offering. We intend to primarily use the net proceeds from the offering, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan and tender offers.
Private Offering
On March 3, 2015, we commenced a new private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offering will be used for the same corporate purposes as the proceeds from the First Extended Public Offering.

Capital Raised and Use of Proceeds

As of June 30, 2015, we raised gross proceeds of over $480,000 from our offerings and other private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $469,000 of real estate investments, deleverage the company by repaying mortgage loans of approximately $220,000 and repurchase shares of our common stock of approximately $130,000.
Property Acquisitions and Financings
On April 15, 2015, we acquired DFW Distribution Center, a two building, 643,000 square foot industrial property located in Grapevine, TX, for approximately $44,300. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.23%, in the amount of $17,720, and cash on hand. The property is 100% leased to six tenants with a weighted average lease term of four years.

On May 15, 2015, we acquired Skokie Commons, a newly constructed 93,000 square foot grocery-anchored retail property located in Skokie, IL, for approximately $43,750. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.31%, in the amount of $24,400, and cash on hand. We will acquire an additional retail outparcel located at this property upon completion of the construction for approximately $4,000 later in 2015.

On May 22, 2015, we acquired a 90% interest in Townlake of Coppell, a 398 unit garden style apartment property, for approximately $43,200. The acquisition was financed with a five-year mortgage loan that bears interest at a fixed-rate of 3.25%, in the amount of $28,800, and cash on hand.
Property Dispositions
On January 18, 2015, we sold Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia for a total of approximately $123,800. In connection with the disposition, the mortgage loans associated with the four properties totaling $71,000 were retired. The sale is consistent with our strategy to reorient our portfolio away from more seasonal student-oriented apartment investments and also to dispose of or refinance our higher loan-to-value investments. At sale, these four properties were at 59% loan-to-value.
Line of Credit
On June 8, 2015, we extended and expanded our revolving line of credit with Bank of America, N.A. The new facility has a two year term with a one-year extension at our option, includes an accordion feature which allows us to expand the available balance from $40,000 to $75,000 and bears interest at a rate of LIBOR plus a spread ranging from 1.35% to 2.10% depending on our company leverage.
Mortgage Repayment
On March 20, 2015, we retired the $9,250 mortgage loan secured by South Beach Parking Garage in advance of the March 2017 maturity date using cash on hand.
Stock Repurchases
For the six months ended June 30, 2015, we repurchased $14,294 of shares of our common stock through the share repurchase plan.
Subsequent Events
On July 30, 2015, we acquired AQ Rittenhouse, a newly constructed, 110 unit, apartment property located in Philadelphia, Pennsylvania for approximately $51,000, using cash on hand. We intend to obtain a mortgage loan at an approximate 50% loan to value on this property.
Investment Objectives and Strategy
Over the past three years we have acquired 16 new properties (all of these consistent with our go-forward strategy), sold 21 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
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
After we have raised substantial proceeds in our offerings, and our total NAV has reached $800,000, which we refer to as our ramp-up period, we will seek to invest:

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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 40% as of June 30, 2015.
2015 Key Initiatives
During 2015, we intend to use capital raised from our offerings to make new acquisitions that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well-located, well-leased industrial properties, grocery-anchored community oriented retail properties and apartment properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification by targeting investment properties located in the eastern and western United States. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio between 30% and 50% in the near term. We also intend to use our revolving line of credit to allow us to more efficiently manage our cash flows.

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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the six months ended June 30, 2015 and 2014 are referred to as our comparable properties.
Results of Operations for the Three Months Ended June 30, 2015 and 2014
Revenues
The following chart sets forth revenues by reportable segment, for the three months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015	Three months ended June 30, 2014	$ Change	% Change
Revenues:
Minimum rents
Apartment	$3,479	$3,503	$(24)	(0.7)%
Industrial	2,454	2,562	(108)	(4.2)
Office	6,059	6,117	(58)	(0.9)
Retail	1,886	1,881	5	0.3
Comparable properties total	$13,878	$14,063	$(185)	(1.3)%
Recent acquisitions and sold properties	3,606	6,022	(2,416)	(40.1)
Total	$17,484	$20,085	$(2,601)	(12.9)%

Tenant recoveries and other rental income
Apartment	$181	$169	$12	7.1%
Industrial	613	810	(197)	(24.3)
Office	1,139	957	182	19.0
Retail	668	715	(47)	(6.6)
Comparable properties total	$2,601	$2,651	$(50)	(1.9)%
Recent acquisitions and sold properties	1,389	1,436	(47)	(3.3)
Total	$3,990	$4,087	$(97)	(2.4)%
Total revenues	$21,474	$24,172	$(2,698)	(11.2)%
Minimum rents at comparable properties decreased by $185 for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease is primarily due to a decrease of $131 at Norfleet Distribution Center related to a lower rental rate for the lease extension effective in 2015.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at comparable properties decreased by $50 for the three months ended June 30, 2015 as compared to the same period in 2014. Joliet Distribution Center recorded decreased recovery revenue of $119 primarily related to lower real estate taxes for the three months ended June 30, 2015 as compared to the same period in 2014. Partially offsetting the decrease was an increase of $96 at 111 Sutter Street related to higher operating expenses during the three months ended June 30, 2015 as compared to the same period in 2014.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts by reportable segment, for the three months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015	Three months ended June 30, 2014	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$359	$394	$(35)	(8.9)%
Industrial	511	587	(76)	(12.9)
Office	824	825	(1)	(0.1)
Retail	342	411	(69)	(16.8)
Comparable properties total	$2,036	$2,217	$(181)	(8.2)%
Recent acquisitions and sold properties	717	958	(241)	(25.2)
Total	$2,753	$3,175	$(422)	(13.3)%

Property operating
Apartment	$1,344	$1,303	$41	3.1%
Industrial	132	144	(12)	(8.3)
Office	1,609	1,654	(45)	(2.7)
Retail	353	350	3	0.9
Comparable properties total	$3,438	$3,451	$(13)	(0.4)%
Recent acquisitions and sold properties	925	2,378	(1,453)	(61.1)
Total	$4,363	$5,829	$(1,466)	(25.2)%

Net provision for (recovery of) doubtful accounts
Apartment	$93	$(13)	$106	(815.4)%
Office	—	9	(9)	(100.0)
Retail	—	1	(1)	(100.0)
Comparable properties total	$93	$(3)	$96	(3,200.0)%
Recent acquisitions and sold properties	15	38	(23)	(60.5)
Total	$108	$35	$73	208.6%
Total operating expenses	$7,224	$9,039	$(1,815)	(20.1)%
Real estate taxes at comparable properties decreased by $181 for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily due to a decrease of $83 at Joliet Distribution Center related to a lower tax reassessment during the three months ended June 30, 2015. Additionally, there was a decrease of $72 at The District of Howell Mill related to a refund for 2014 taxes received in the three months ended June 30, 2015.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties decreased $13 for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease is primarily related to a decrease of $91 at our Sherman Way properties due to lower parking garage expenses as well as a decrease of $57 at Station Nine Apartments due to lower repairs and maintenance expense. Partially offsetting the decrease is an increase of $90 at Campus Lodge Tampa due to higher utilities expense.
Net provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectable due to the age of the receivable or the status of the tenant. Provision for doubtful accounts at comparable properties increased by $96 for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily related to $102 of higher bad debts at Campus Lodge Tampa related to early move outs that occurred during the three months ended June 30, 2015.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015	Three months ended June 30, 2014	$ Change	% Change
Advisor fees	$1,817	$1,451	$366	25.2%
Company level expenses	658	513	145	28.3
General and administrative	203	156	47	30.1
Acquisition expenses	505	229	276	120.5
Depreciation and amortization	7,584	6,848	736	10.7
Interest expense	4,159	4,797	(638)	(13.3)
Equity in income from unconsolidated affiliate	(227)	—	(227)	100.0
Total expenses	$14,699	$13,994	$705	5.0%
Advisor fees relate to the fixed advisory fee earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The increase in advisor fees of $366 for the three months ended June 30, 2015 as compared to the same period of 2014 is primarily related to the increase in our net asset value attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $145 for the three months ended June 30, 2015 as compared to the same period in 2014 primarily due to an increase in investor service and other professional service fees.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses increased $47 primarily due to the acquisition of properties during the three months ended June 30, 2015.
Acquisition expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $276 for the three months ended June 30, 2015 as compared to the same period ended June 30, 2014 related to the acquisition of DFW Distribution Center, Skokie Commons and Townlake of Coppell during the three months ended June 30, 2015. Acquisition expenses incurred during the three months ended June 30, 2014 relate to our acquisition of Rancho Temecula Town Center and Charlotte Distribution Center.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $736 in depreciation and amortization expense for the three months ended June 30, 2015 as compared to the same period in 2014 is primarily related to an increase of $1,507 for our acquisitions that occurred in 2014 and 2015 offset partially by a decrease of $730 for our student-oriented apartment properties sold in January 2015.
Interest expense decreased by $638 for the three months ended June 30, 2015 as compared to the same period in 2014 as debt payoffs and interest savings from refinancing loans more than offset the interest expense from new debt incurred as part of our property acquisitions in 2014 and 2015.
Equity in loss from unconsolidated affiliate relates to the loss from Chicago Parking Garage, which we acquired on December 23, 2014.

Results of Operations for the Six Months Ended June 30, 2015 and 2014
Revenues
The following chart sets forth revenues by reportable segment, for the six months ended June 30, 2015 and 2014:

	Six months ended June 30, 2015	Six months ended June 30, 2014	$ Change	% Change
Revenues:
Minimum rents
Apartment	$7,109	$7,164	$(55)	(0.8)%
Industrial	4,905	5,117	(212)	(4.1)
Office	12,232	12,059	173	1.4
Retail	3,769	3,755	14	0.4
Comparable properties total	$28,015	$28,095	$(80)	(0.3)%
Recent acquisitions and sold properties	7,119	11,760	(4,641)	(39.5)
Total	$35,134	$39,855	$(4,721)	(11.8)%

Tenant recoveries and other rental income
Apartment	$380	$326	$54	16.6%
Industrial	1,279	1,436	(157)	(10.9)
Office	2,222	1,986	236	11.9
Retail	1,513	1,341	172	12.8
Comparable properties total	$5,394	$5,089	$305	6.0%
Recent acquisitions and sold properties	2,671	2,611	60	2.3
Total	$8,065	$7,700	$365	4.7%
Total revenues	$43,199	$47,555	$(4,356)	(9.2)%
Minimum rents at comparable properties decreased by $80 for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease is primarily due to a decrease of $263 at Norfleet Distribution Center related to a lower rental rate for the lease extension effective in 2015. Additionally, there were decreases of $116 at our student-oriented apartment properties for the six months ended June 30, 2015 as compared to the same period in 2014 primarily due a slight decrease in occupancy. Partially offsetting these decreases was an increase of $257 at Monument IV at Worldgate related to the Amazon Corporate LLC lease.
Tenant recoveries and other rental income relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at comparable properties increased by $305 for the six months ended June 30, 2015 as compared to the same period in 2014. The increase is primarily related to higher recoveries of $248 at Monument IV at Worldgate and $155 at 111 Sutter Street due to higher operating expenses during the six months ended June 30, 2015 as compared to the same period in 2014. Partially offsetting these increases was a decrease of $124 at Joliet Distribution Center related to lower real estate taxes for the six months ended June 30, 2015 as compared to the same period in 2014.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the six months ended June 30, 2015 and 2014:

	Six months ended June 30, 2015	Six months ended June 30, 2014	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$718	$778	$(60)	(7.7)%
Industrial	1,009	1,062	(53)	(5.0)
Office	1,602	1,572	30	1.9
Retail	876	780	96	12.3
Comparable properties total	$4,205	$4,192	$13	0.3%
Recent acquisitions and sold properties	1,393	1,649	(256)	(15.5)
Total	$5,598	$5,841	$(243)	(4.2)%

Property operating
Apartment	$2,597	$2,513	$84	3.3%
Industrial	294	288	6	2.1
Office	3,266	3,276	(10)	(0.3)
Retail	691	681	10	1.5
Comparable properties total	$6,848	$6,758	$90	1.3%
Recent acquisitions and sold properties	1,980	4,791	(2,811)	(58.7)
Total	$8,828	$11,549	$(2,721)	(23.6)%

Net provision for doubtful accounts
Apartment	$97	$7	$90	1,285.7%
Office	1	42	(41)	(97.6)
Retail	90	1	89	8,900.0
Comparable properties total	$188	$50	138	276.0%
Recent acquisitions and sold properties	45	99	(54)	(54.5)
Total	$233	$149	$84	56.4%
Total operating expenses	$14,659	$17,539	$(2,880)	(16.4)%
Real estate taxes at comparable properties increased by $13 for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily due to increases of $91 at The District at Howell Mill related to higher tax reassessments effective during the six months ended June 30, 2015. The increase is partially offset by lower tax reassessments of $68 at Joliet Distribution Center during the six months ended June 30, 2015 as compared to the same period in 2014.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $90 for the six months ended June 30, 2015 as compared to the same period of 2014. The increase is primarily related to increased costs of $153 at Campus Lodge Tampa due to higher utilities expense. Partially offsetting these increases are $114 of lower costs at the Sherman Way properties due to lower parking garage expenses.
Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $138 for the six months ended June 30, 2015 as compared to the same period of 2014, primarily related to $97 of higher bad debts at Campus Lodge Tampa related to early move outs that occurred during the period. Additionally, at The District of Howell Mill there were $90 of receivables deemed uncollectable from a tenant bankruptcy during the six months ended June 30, 2015 as compared to the same period in 2014.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2015 and 2014:

	Six months ended June 30, 2015	Six months ended June 30, 2014	$ Change	% Change
Advisor fees	$3,455	$2,802	$653	23.3%
Company level expenses	1,345	1,177	168	14.3
General and administrative	368	428	(60)	(14.0)
Acquisition expenses	638	515	123	23.9
Depreciation and amortization	14,148	13,332	816	6.1
Interest expense	8,386	9,049	(663)	(7.3)
Equity in income of unconsolidated affiliate	407	—	407	100.0
Gain on disposition of property and extinguishment of debt	(29,009)	—	(29,009)	100.0
Total expenses	$(262)	$27,303	$(27,565)	(101.0)%
Advisor fees relate to the fixed advisory fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The increase in advisor fees of $653 for the six months ended June 30, 2015 as compared to the same period of 2014 is primarily related to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $168 for the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to an increase in investor service and other professional fees.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses decreased $60 primarily due to the dispositions of four student oriented housing properties in January 2015.
Acquisition expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $123 for the six months ended June 30, 2015 as compared to the same period in 2014 related to the acquisition of DFW Distribution Center, Skokie Commons and Townlake of Coppell during the six months ended June 30, 2015. Acquisition expenses incurred during the six months ended June 30, 2014 relate to our acquisition of Oak Grove Plaza, Grand Prairie Distribution Center, South Beach Parking Garage, Rancho Temecula Town Center and Charlotte Distribution Center.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $816 in depreciation and amortization expense for the six months ended June 30, 2015 as compared to the same period in 2014 is primarily related to an increase of $2,257 related to our 2014 and 2015 acquisitions. These increases were partially offset by a decrease of $1,427 related to our four student-oriented apartment properties sold during the six months ended June 30, 2015.
Interest expense decreased by $663 for the six months ended June 30, 2015 as compared to the same period in 2014 as debt payoffs and interest savings from refinancing loans more than offset new debt incurred as part of our new property acquisitions.
Equity in income of unconsolidated affiliate relates to the income from Chicago Parking Garage, which we acquired on December 23, 2014.
Gain on disposition of property and extinguishment of debt of $29,009 is related to the dispositions Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia as well as the payoff of the mortgage note payable on South Beach Parking Garage during the six months ended June 30, 2015.

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
FFO does not give effect to real estate depreciation and amortization because these amounts are computed to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with an additional view of our operating performance. We also use Adjusted FFO ("AFFO") as a supplemental measure of operating performance. We define AFFO as FFO adjusted for straight-line rental income, amortization of above- and below-market leases, amortization of net discount on assumed debt, gains or losses on the extinguishment or modification of debt and acquisition costs.
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
The following table presents a reconciliation of GAAP net income to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$(352)	$871	$23,160	$2,158
Plus: Real estate depreciation and amortization (1)	7,438	6,508	13,924	12,662
Gain on disposition of property (1)	—	—	(23,754)	—
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$7,086	$7,379	$13,330	$14,820
Weighted average shares outstanding, basic and diluted	54,700,285	45,092,828	51,946,610	43,911,750
NAREIT FFO per share, basic and diluted	$0.13	$0.16	$0.26	$0.34

(1)	Excludes amounts attributable to non-controlling interests and includes our share of amounts attributable to unconsolidated real estate affiliate.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$7,086	$7,379	$13,330	$14,820
Straight-line rental income (1)	(307)	(873)	(559)	(1,599)
Amortization of above- and below-market leases (1)	(289)	(347)	(626)	(711)
Amortization of net discount on assumed debt (1)	(79)	(79)	(159)	(152)
(Gain) loss on derivative instruments and extinguishment or modification of debt (1)	(53)	116	1,187	116
Acquisition expenses (1)	490	229	638	515
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$6,848	$6,425	$13,811	$12,989
Weighted average shares outstanding, basic and diluted	54,700,285	45,092,828	51,946,610	43,911,750
AFFO per share, basic and diluted	$0.13	$0.14	$0.27	$0.30

(1)	Excludes amounts attributable to non-controlling interests and includes our share of amounts attributable to unconsolidated real estate affiliate.
NAV as of June 30, 2015
The following table provides a breakdown of the major components of our NAV as of June 30, 2015:

	June 30, 2015
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$368,963	$392,663	$74,443	$37,669	$54,619
Debt	(154,085)	(163,983)	(31,088)	(15,731)	(22,810)
Other assets and liabilities, net	35,160	37,419	7,093	3,589	5,205
Estimated enterprise value premium	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed
NAV	$250,038	$266,099	$50,448	$25,527	$37,014
Number of outstanding shares	23,240,204	24,680,976	4,677,000	2,365,745	3,433,997
NAV per share	$10.76	$10.78	$10.79	$10.79	$10.78

(1)	The value of our real estate investments was greater than the historical cost by approximately 1.4% as of June 30, 2015.
The following table provides a breakdown of the major components of our NAV as of December 31, 2014:

	December 31, 2014
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$294,228	$426,336	$83,480	$13,398	$61,164
Debt	(129,344)	(187,420)	(36,698)	(5,890)	(26,888)
Other assets and liabilities, net	5,794	8,396	1,644	264	1,205
Estimated enterprise value premium	None Assumed	None Assumed	None Assumed	None Assumed	None Assumed
NAV	$170,678	$247,312	$48,426	$7,772	$35,481
Number of outstanding shares	16,243,819	23,432,192	4,580,309	735,052	3,358,562
NAV per share	$10.55	$10.57	$10.57	$10.57	$10.56

(1)	The value of our real estate investments was less than the historical cost by approximately 2.8% as of December 31, 2014.
The increases in NAV per share from December 31, 2014 are primarily related to a net increase of 1.4% in the value of our properties, which resulted in an increase in NAV of $0.21 for Class A and Class M and $0.22 for Class A-I, Class M-I, and Class D. Property operations for the six months ended June 30, 2015 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of June 30, 2015:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	6.53%	6.44%	6.67%	6.48%	7.50%	6.58%
Discount rate/internal rate of return (IRR)	7.93	7.18	7.66	7.25	8.64	7.52
Annual market rent growth rate	2.90	3.06	3.18	3.22	3.65	3.13
Holding period (years)	10.00	10.00	10.00	10.00	24.14	10.60

(1)	Other includes South Beach Parking Garage, which is subject to a ground lease. Its appraisal incorporates discounted cash flows over the remaining term of the ground lease.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2014:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	6.94%	6.44%	6.61%	6.48%	N/A	6.62%
Discount rate/internal rate of return (IRR)	8.26	7.27	7.67	7.25	8.75%	7.65
Annual market rent growth rate	2.81	3.03	3.18	3.21	3.89	3.08
Holding period (years)	10.00	10.00	10.00	10.00	35.00	10.30

(1)	Other includes South Beach Parking Garage, which is subject to a ground lease. Its appraisal incorporates discounted cash flows over the remaining term of the ground lease.
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return ("IRR") used as of June 30, 2015 of 0.25% would yield a decrease in our total real estate investment value of 1.6% and our NAV per share class would have been $10.50, $10.53, $10.53, $10.53 and $10.53 for Class A, Class M, Class A-I, Class M-I and Class D, respectively. An increase in the weighted-average discount rate/IRR used as of December 31, 2014 of 0.25% would yield a decrease in our total real estate asset value of 1.87% and our NAV per each share class would have been $10.22, $10.23. $10.23, $10.24 and $10.23 for Class A, Class M, Class A-I, Class M-I and Class D, respectively.
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

•
we would be able to achieve for our stockholders the NAV per share upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio or merging with another company; or

•	the NAV per share, or the methodologies relied upon to estimate the NAV per share, will be found by any regulatory authority to comply with any regulatory requirements.
Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities and attributes specific to the properties and leases within our portfolio.

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our Share Repurchase Plan
The sources and uses of cash for the six months ended June 30, 2015 and 2014 were as follows:

	Six months ended June 30, 2015	Six months ended June 30, 2014	$ Change
Net cash provided by operating activities	$13,836	$14,631	$(795)
Net cash used in investing activities	(22,211)	(139,781)	117,570
Net cash provided by financing activities	68,469	110,247	(41,778)
Cash provided by operating activities decreased by $795 for the six months ended June 30, 2015 as compared to the same period in 2014. A decrease of $919 in cash from operating activities is primarily related to the sale of four student-oriented apartment community properties on January 27, 2015. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable and accounts payable and other accrued expenses. These changes in our working capital caused an increase to cash provided by operating activities of $124 between the six months ended June 30, 2015 and the same period in 2014, primarily related to a decrease in prepaid expenses and other assets.
Cash used in investing activities decreased by $117,570 for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was generated from cash received from the sale of four student-oriented apartment community properties totaling $119,706 during the six months ended June 30, 2015.
Cash provided by financing activities decreased by $41,778 for the six months ended June 30, 2015 as compared to the same period in 2014. Impacting the decrease are net payments related to mortgage note payables of $12,359 during the six months ended June 30, 2015 as compared to net proceeds of $75,099 during the same period in 2014. Offsetting the decrease is an increase of $53,682 of net proceeds received from the sale of shares during 2015 as compared to 2014. Also decreasing cash provided by financing activities for the six months ended June 30, 2015 was an increase in distributions to noncontrolling interests of $10,594 related to the sale of four student-oriented apartment properties.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at June 30, 2015 and December 31, 2014 for such debt.
Consolidated Debt

	June 30, 2015		December 31, 2014
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$378,922	4.49%	$310,587	4.77%
Variable	29,680	2.78	109,930	2.60
Total	$408,602	4.36%	$420,517	4.20%
Contractual Cash Obligations and Commitments
From time to time, we have entered into contingent agreements for the acquisition and financing of properties. Such acquisitions and financings are subject to satisfactory completion of due diligence or meeting certain leasing or occupancy thresholds.
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
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put their interest to us at a market determined value for a period of 90 days beginning in 2018.
Other Sources
On January 16, 2015, our First Extended Public Offering registration statement was declared effective with the SEC (Commission File No. 333-196886) to register up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each three-year offering period, subject to regulatory approval. We intend to use the net proceeds from the First Extended Public Offering, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan.
On March 3, 2015, we commenced our Follow-on Private Offering of up to $350,000 of our Class D shares of common stock. We will reserve the right to terminate the Follow-on Private Offering at any time and to extend the Follow-on Private Offering term to the extent permissible under applicable law.
Off Balance Sheet Arrangements
At June 30, 2015 and December 31, 2014, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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
We anticipate that operating cash flow, cash on hand, proceeds from dispositions of real estate investments or refinancings will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our stockholders in accordance with the REIT qualification requirements of the Internal Revenue Code of 1986, as amended.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of June 30, 2015, we had consolidated debt of $408,602, which included $29,680 of variable-rate debt. Including the $645 net premium on the assumption of debt, we have consolidated debt of $409,247 at June 30, 2015. We also entered into interest rate cap and swap agreements on $26,280 of debt which cap the LIBOR rate at between 1.0% and 3.3% over the next three years. A 0.25% movement in the interest rate on the $29,680 of variable-rate debt would have resulted in an approximately $74 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2015, the fair value of our mortgage notes payable was estimated to be approximately $8,807 higher than the carrying value of

$408,602. If treasury rates were 0.25% higher at June 30, 2015, the fair value of our mortgage notes payable would have been approximately $3,326 higher than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the six months ended June 30, 2015 and 2014, we recognized a foreign currency translation loss of $623 and $26, respectively. At June 30, 2015, a 10% unfavorable exchange rate movement would have caused our $623 foreign currency translation loss to be increased by $750, resulting in a foreign currency translation loss of approximately $1,373.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2015, we repurchased 423,950 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1-April 30, 2015	113,480	$10.69	113,480	—
May 1-May 30, 2015	90,986	$10.78	90,986	—
June 1-June 30, 2015	219,484	$10.85	219,484	—
(1)     Redemptions are limited as described above.
On June 19, 2014, we began our Initial Private Offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock. Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we have raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510,000. On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration.
As of January 15, 2015, we have sold the following shares of common stock and raised the following proceeds in connection with the Initial Private Offering:

	Shares	Proceeds
Private Offering
Class A-I Shares	486,773	$5,100
Class M-I Shares	286,564	3,012
Class D Shares	3,358,562	35,398
Total	4,131,899	$43,510
From the commencement of the Initial Private Offering through January 15, 2015, the net proceeds to us were used to increase our cash and cash equivalents and fund redemptions. We paid $66 of selling commissions on the shares issued from the commencement of the Initial Private offering through January 15, 2015.
On May 1, 2015, we received approximately $407 related to the issuance of approximately 37,875 of our Class D Common Stock at $10.76 per share pursuant to our distribution reinvestment plan. No selling commissions are paid on the sale of shares pursuant to our distribution reinvestment plan.
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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 7, 2015	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2012).

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

3.5
Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015).

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