Form 10-Q
period 2015-09-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2015-11-06
CIK 1314152

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
For the quarterly period ended September 30, 2015
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
333 West Wacker Drive, Chicago IL, 60606
(Address of principal executive offices, including Zip Code)
(312) 897-4000
(Registrant’s telephone number, including area code)
200 East Randolph Drive, Chicago IL, 60601
(Former name or former address, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 6, 2015 were 32,167,419 shares of Class A Common Stock, 27,094,538 shares of Class M Common Stock, 5,820,822 of Class A-I Common Stock, 3,056,532 of Class M-I Common Stock and 7,705,558 shares of Class D Common Stock.
______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $18,986 and $18,986, respectively)	$204,232	$145,357
Buildings and equipment (including from VIEs of $115,329 and $114,176, respectively)	819,890	601,569
Less accumulated depreciation (including from VIEs of $(20,250) and $(18,165), respectively)	(72,495)	(60,569)
Net property and equipment	951,627	686,357
Investment in unconsolidated real estate affiliate	17,805	17,069
Investments in real estate and other assets held for sale (including from VIEs of $0 and $95,161, respectively)	—	95,161
Net investments in real estate	969,432	798,587
Cash and cash equivalents (including from VIEs of $10,172 and $6,539, respectively)	103,393	32,211
Restricted cash (including from VIEs of $1,025 and $792, respectively)	1,877	1,457
Tenant accounts receivable, net (including from VIEs of $1,485 and $1,724, respectively)	3,051	3,593
Deferred expenses, net (including from VIEs of $235 and $285, respectively)	11,720	7,825
Acquired intangible assets, net (including from VIEs of $3,145 and $3,528, respectively)	68,925	45,075
Deferred rent receivable, net (including from VIEs of $349 and $508, respectively)	8,568	7,918
Prepaid expenses and other assets (including from VIEs of $535 and $159, respectively)	5,033	2,100
TOTAL ASSETS	$1,171,999	$898,766
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $90,178 and $91,047, respectively)	$433,538	$350,331
Liabilities held for sale (including from VIEs of $0 and $73,264)	—	73,264
Accounts payable and other accrued expenses (including from VIEs of $1,543 and $1,059, respectively)	18,747	13,936
Distributions payable	7,641	5,137
Accrued interest (including from VIEs of $393 and $403, respectively)	1,531	1,326
Accrued real estate taxes (including from VIEs of $535 and $533, respectively)	5,124	2,018
Advisor fees payable	1,662	790
Acquired intangible liabilities, net	14,611	10,840
TOTAL LIABILITIES	482,854	457,642
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 29,438,803 and 16,243,819 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	294	162
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 26,472,468 and 23,432,192 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	265	234
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 5,457,911 and 4,580,309 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	55	46
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 2,922,875 and 735,052 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	29	7
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 7,705,558 and 3,358,562 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	77	34
Additional paid-in capital (net of offering costs of $23,453 and $15,152 as of September 30, 2015 and December 31, 2014, respectively)	938,946	687,984
Accumulated other comprehensive loss	(2,085)	(879)
Distributions to stockholders	(142,656)	(123,340)
Accumulated deficit	(115,874)	(135,745)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	679,051	428,503
Noncontrolling interests	10,094	12,621
Total equity	689,145	441,124
TOTAL LIABILITIES AND EQUITY	$1,171,999	$898,766
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Revenues:
Minimum rents	$19,230	$20,515	$54,364	$60,370
Tenant recoveries and other rental income	4,045	4,165	12,110	11,865
Total revenues	23,275	24,680	66,474	72,235
Operating expenses:
Real estate taxes	2,817	3,195	8,415	9,036
Property operating	5,528	7,403	14,356	18,952
Provision for doubtful accounts	108	168	341	317
Advisor fees	3,090	1,554	6,545	4,356
Company level expenses	265	724	1,610	1,901
General and administrative	148	212	516	640
Acquisition expenses	482	5	1,120	520
Depreciation and amortization	9,859	7,353	24,007	20,685
Total operating expenses	22,297	20,614	56,910	56,407
Operating income	978	4,066	9,564	15,828
Other income and (expenses):
Interest expense	(4,768)	(4,687)	(13,154)	(13,736)
Equity in income of unconsolidated affiliate	244	—	651	—
Gain on disposition of property and extinguishment of debt	—	589	29,009	589
Total other income and (expenses)	(4,524)	(4,098)	16,506	(13,147)
(Loss) income from continuing operations	(3,546)	(32)	26,070	2,681
Discontinued operations:
Income from discontinued operations	—	813	—	813
Total income from discontinued operations	—	813	—	813
Net (loss) income	(3,546)	781	26,070	3,494
Less: Net loss (income) attributable to the noncontrolling interests	257	188	(6,199)	(367)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(3,289)	$969	$19,871	$3,127
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.05)	$0.02	$0.36	$0.07
Weighted average common stock outstanding-basic and diluted	63,528,103	47,271,566	55,849,531	45,043,996
Other comprehensive loss:
Foreign currency translation adjustment	(583)	(448)	(1,206)	(474)
Total other comprehensive loss	(583)	(448)	(1,206)	(474)
Net comprehensive (loss) income	$(3,872)	$521	$18,665	$2,653

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2015	48,349,934	$483	$687,984	$(879)	$(123,340)	$(135,745)	$12,621	$441,124
Issuance of common stock	25,795,008	259	282,299	—	—	—	—	282,558
Repurchase of shares	(2,151,327)	(22)	(23,079)	—	—	—	—	(23,101)
Offering costs	—	—	(8,301)	—	—	—	—	(8,301)
Stock based compensation	4,000	—	43	—	—	—	—	43
Net income	—	—	—	—	—	19,871	6,199	26,070
Other comprehensive loss	—	—	—	(1,206)	—	—	—	(1,206)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,494	2,494
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(11,220)	(11,220)
Distributions declared per share ($0.36)	—	—	—	—	(19,316)	—	—	(19,316)
Balance, September 30, 2015	71,997,615	$720	$938,946	$(2,085)	$(142,656)	$(115,874)	$10,094	$689,145
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands
(Unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,070	$3,494
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	22,919	19,664
Gain on disposition of property and extinguishment of debt	(29,009)	(908)
Net provision for doubtful accounts	341	317
Straight line rent	(630)	(1,973)
Equity in income of unconsolidated affiliate	(651)	—
Net changes in assets, liabilities and other	3,439	2,855
Net cash provided by operating activities	22,479	23,449
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investment	(308,179)	(136,865)
Proceeds from sale of real estate investments, net	121,694	14,301
Capital improvements and lease commissions	(3,894)	(7,680)
Investment in unconsolidated real estate affiliate	(85)	—
Loan escrows	1,252	632
Net cash used in investing activities	(189,212)	(129,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	272,703	106,337
Repurchase of shares	(23,101)	(51,988)
Offering costs	(8,046)	(5,719)
Distributions to stockholders	(8,020)	(8,650)
Distributions paid to noncontrolling interests	(11,220)	(596)
Contributions received from noncontrolling interests	2,494	243
Deposits for loan commitments	(541)	—
Proceeds from mortgage notes and other debt payable	97,290	91,770
Debt issuance costs	(1,143)	(574)
Payment on early extinguishment of debt	(711)	—
Principal payments on mortgage notes and other debt payable	(81,529)	(19,180)
Net cash provided by financing activities	238,176	111,643
Net increase in cash and cash equivalents	71,443	5,480
Effect of exchange rates	(261)	(83)
Cash and cash equivalents at the beginning of the period	32,211	35,124
Cash and cash equivalents at the end of the period	$103,393	$40,521
Supplemental disclosure of cash flow information:
Interest paid	$12,704	$12,920
Non-cash activities:
Write-offs of receivables	$236	$341
Write-offs of retired assets and liabilities	(45)	1,340
Change in liability for capital expenditures	(2,660)	(2,686)
Deposit of holdback proceeds from sale of real estate investments	1,847	—
Net liabilities transferred at sale of real estate investment	973	—
Net liabilities assumed at acquisition	1,730	748
Transfer of property in extinguishment of debt settlement	—	5,442
Change in issuance of common stock receivable	1,106	146
Change in accrued offering costs	255	(961)
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of September 30, 2015, we owned interests in a total of 37 properties, 36 of which are located in eleven states and one of which is located in Canada.
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
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of September 30, 2015, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I shares in our First Extended Public Offering of $230,849.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with indefinite duration. As of September 30, 2015, we have raised aggregate gross proceeds from the sale of our Class D shares in our Follow-on Private Offering of $48,223.
As of September 30, 2015, 29,438,803 shares of Class A common stock, 26,472,468 shares of Class M common stock, 5,457,911 shares of Class A-I common stock, 2,922,875 shares of Class M-I common stock, and 7,705,558 shares of Class D common stock were outstanding and held by a total of 5,844 stockholders.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between the Company and LaSalle, which was renewed on June 5, 2015 (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned, but operationally independent subsidiary of JLL, a New York Stock Exchange-listed global real estate services firm that specializes in commercial property management, leasing and investment management. We have no employees, as all operations are managed by our Advisor. Our executive officers are employees of and compensated by our Advisor.

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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of September 30, 2015, our VIEs include entities owning The District at Howell Mill, The Edge at Lafayette and Campus Lodge Tampa as we maintain control over significant decisions, which began at the time of acquisition of the properties. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of September 30, 2015, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs, Grand Lakes Marketplace and Townlake of Coppell.
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
The interim financial data as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At September 30, 2015 and December 31, 2014, our allowance for doubtful accounts was $160 and $58, respectively.
Deferred Expenses
Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at September 30, 2015 and December 31, 2014 was $3,559 and $3,276, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $35,395 and $25,048 at September 30, 2015 and December 31, 2014, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $3,319 and $2,660 at September 30, 2015 and December 31, 2014, respectively, on the accompanying Consolidated Balance Sheets.

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

The authoritative guidance requires the disclosure of the fair value of our financial instruments for which it is practicable to estimate that value. The guidance does not apply to all balance sheet items. Market information as available or present value techniques have been utilized to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable, including any outstanding balances on our line of credit, using level two inputs was $10,133 and $10,717 higher than the aggregate carrying amounts at September 30, 2015 and December 31, 2014, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
        As of September 30, 2015, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	6	$97,930
Interest Rate Swap	1	$8,600
The fair value of our interest rate caps and swaps represent liabilities of $256 and $96 at September 30, 2015 and December 31, 2014, respectively.
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. The consolidated properties we acquired during 2015 and our acquisition price of each are as follows:

Property Name	Sector	Square Feet	Location	Ownership %	Acquisition Date	Acquisition Price
DFW Distribution Center:
4050 Corporate Drive	Industrial	441,000	Grapevine, TX	100%	April 15, 2015	$25,839
4055 Corporate Drive	Industrial	202,000	Grapevine, TX	100	April 15, 2015	18,357
Skokie Commons	Retail	93,000	Skokie, IL	100	May 15, 2015	43,750
Townlake of Coppell	Apartment	351,000	Coppell, TX	90	May 22, 2015	43,200
AQ Rittenhouse	Apartment	92,000	Philadelphia, PA	100	July 30, 2015	51,000
Whitestone Market	Retail	145,000	Austin, TX	100	September 30, 2015	51,500
O’Hare Industrial Portfolio:
200 Lewis	Industrial	31,000	Wood Dale, IL	100	September 30, 2015	6,310
1225 Michael Drive	Industrial	109,000	Wood Dale, IL	100	September 30, 2015	9,770
1300 Michael Drive	Industrial	71,000	Wood Dale, IL	100	September 30, 2015	9,455
1301 Mittel Drive	Industrial	53,000	Wood Dale, IL	100	September 30, 2015	10,289
1350 Michael Drive	Industrial	56,000	Wood Dale, IL	100	September 30, 2015	7,151
2501 Allan Drive	Industrial	198,000	Elk Grove, IL	100	September 30, 2015	16,846
2601 Allan Drive	Industrial	124,000	Elk Grove, IL	100	September 30, 2015	11,190
During the nine months ended September 30, 2015 and 2014, we incurred $1,120 and $520, respectively, of acquisition expenses recorded on the Consolidated Statements of Operations and Comprehensive (Loss) Income. For properties acquired during 2015, we recorded total revenue of $4,887 and net loss of $2,533 for the nine months ended September 30, 2015. For properties acquired during 2014, we recorded total revenue of $6,874 and net income of $222 for the nine months ended September 30, 2014.
2015 Acquisitions
We allocated the purchase price of our 2015 acquisitions in accordance with authoritative guidance as follows:

2015 Acquisitions
Land	$59,603
Building and equipment	220,335
In-place lease intangible	32,677
Above-market lease intangible	1,952
Below-market lease intangible	(5,394)
$309,173
Amortization period for intangible assets and liabilities	1 month -18 years

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
If our 2015 acquisitions had occurred on January 1, 2014 or the date the property began operations, our consolidated revenues and net income for the nine months ended September 30, 2015 would have been $76,194 and $28,056, respectively, and our consolidated revenues and net income for the nine months ended September 30, 2014 would have been $88,360 and $3,721, respectively.
If our 2014 acquisitions had occurred on January 1, 2013 or the date the property began operations, our consolidated revenues and net loss for the nine months ended September 30, 2014 would have been $76,734 and $4,982, respectively.
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
NOTE 4—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Mortgage notes and other debt payable	Maturity/Extinguishment Date	Interest Rate	Amount payable as of
			September 30, 2015	December 31, 2014
Mortgage notes payable (1) (2) (3) (4) (5) (6)	October 2016 - March 2027	2.68% - 6.14%	$432,977	$420,517
Net debt premium on assumed debt			561	814
Mortgage notes and other debt payable, net			$433,538	$421,331
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
(6) On July 30, 2015, we entered into a $26,370 mortgage note payable on AQ Rittenhouse. The mortgage note is for ten years at a fixed rate of 3.65%, interest-only for 10 years.
Aggregate future principal payments of mortgage notes payable as of September 30, 2015 are as follows:

Year	Amount
2015	$440
2016	33,286
2017	80,687
2018	19,994
2019	11,309
Thereafter	287,261
Total	$432,977

Line of Credit
On June 8, 2015, we extended our existing $40,000 revolving line of credit agreement with Bank of America, N.A. The line of credit has a two-year term with a one-year extension at our option and bears interest based on LIBOR plus a spread ranging from 1.35% to 2.10%, depending on our leverage ratio (1.35% spread at September 30, 2015). The line of credit also contains an accordion feature that allows us to increase the facility to $75,000. We intend to use the line of credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our line of credit if we experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of September 30, 2015, no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants, which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. There was no outstanding balance on our line of credit as of September 30, 2015 and December 31, 2014.
At September 30, 2015, we were in compliance with all debt covenants.
NOTE 5—COMMON STOCK
We have five classes of common stock authorized as of September 30, 2015, Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of NAV, are as follows:

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
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the nine months ended September 30, 2015 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2014	16,243,819	23,432,192	4,580,309	735,052	3,358,562
Issuance of common stock	13,574,672	4,196,407	1,493,110	2,187,823	4,346,996
Repurchase of shares	(379,688)	(1,156,131)	(615,508)	—	—
Balance, September 30, 2015	29,438,803	26,472,468	5,457,911	2,922,875	7,705,558

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the nine months ended September 30, 2015 were as follows:

	Nine months ended
	September 30, 2015
	# of shares	Amount
Class A Shares	13,574,672	$148,745
Class M Shares	4,196,407	45,643
Class A-I Shares	1,493,110	16,232
Class M-I Shares	2,187,823	23,757
Class D Shares	4,346,996	48,224
Total		$282,601
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the nine months ended September 30, 2015, we repurchased 2,151,327 shares of common stock. During the nine months ended September 30, 2014, we repurchased 580,520 shares of common stock.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the nine months ended September 30, 2015, we issued 810,772 shares of common stock for $8,792 under the distribution reinvestment plan. For the nine months ended September 30, 2014, we issued 341,148 shares of common stock for $3,531 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 63,528,103 and 55,849,531 for the three and nine months ended September 30, 2015, respectively, and 47,271,566 and 45,043,996 for the three and nine months ended September 30, 2014, respectively. We have no dilutive or potentially dilutive securities.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers prior to the commencement of the offerings) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through October 1, 2012, which is the date the SEC declared our registration statement effective for the Initial Public Offering, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the Initial Public Offering. Following the Initial Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Initial Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of each of the Initial Public Offering and the First Extended Public Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from each of the Initial Public Offering and the First Extended Public Offering. LaSalle also agreed to fund our organization and offering expenses through January 15, 2015, related to the First Extended Public Offering, following which time we commenced reimbursing LaSalle over 36 months for the organization and offering costs incurred prior to the commencement of the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of September 30, 2015 and December 31, 2014, LaSalle had paid $1,904 and $1,986, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in Accounts payable and other accrued expenses.

NOTE 6—RELATED PARTY TRANSACTIONS
Effective as of October 1, 2012, we entered into a first amended and restated advisory agreement with LaSalle, pursuant to which we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On May 5, 2015, we renewed our Advisory Agreement with our Advisor for a one year term expiring on June 5, 2016.
The fixed advisory fees for the three and nine months ended September 30, 2015 were $2,195 and $5,650, respectively. The fixed advisory fees for the three and nine months ended September 30, 2014 were $1,554 and $4,356, respectively. The performance fees for both the three and nine months ended September 30, 2015 were $895. The performance fees for both the three and nine months ended September 30, 2014 were $0. Included in Advisor fees payable at September 30, 2015 and December 31, 2014 were $767 and $790 of fixed advisory fees, respectively. Included in Advisor fees payable at September 30, 2015 and December 31, 2014 were $895 and $0 of performance fees, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management and leasing services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three and nine months ended September 30, 2015, we paid JLL Americas $139 and $321, respectively. For the three and nine months ended September 30, 2014, we paid JLL Americas $367 and $780, respectively. During the three and nine months ended September 30, 2015, we paid JLL Americas a total of $132 and $254, respectively in loan placement fees related to the mortgage notes payable on Skokie Commons and AQ Rittenhouse. During the nine months ended September 30, 2014, we paid JLL Americas $201 in loan placement fees related to the mortgage notes payable on South Seattle Distribution Center and Oak Grove Plaza.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and nine months ended September 30, 2015, we paid the Dealer Manager selling commissions and dealer manager fees totaling $1,669 and $3,927, respectively. For the three and nine months ended September 30, 2014, we paid the Dealer Manager selling commissions and dealer manager fees totaling $891 and $2,718, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers.
As of September 30, 2015 and December 31, 2014, we owed $1,806 and $1,986, respectively, for organization and offering costs paid by LaSalle (see Note 5-Common Stock). These costs are included in Accounts payable and other accrued expenses.
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

NOTE 8—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net (loss) income from continuing operations for the three and nine months ended September 30, 2015 and 2014.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of September 30, 2015	$213,624	$296,003	$242,745	$297,303	$22,136	$1,071,811
Assets as of December 31, 2014	207,691	182,338	250,870	204,077	22,074	867,050

Three Months Ended September 30, 2015
Revenues:
Minimum rents	$5,117	$3,800	$5,983	$4,269	$61	$19,230
Tenant recoveries and other rental income	240	985	1,234	1,019	567	4,045
Total revenues	$5,357	$4,785	$7,217	$5,288	$628	$23,275
Operating expenses:
Real estate taxes	$561	$732	$721	$689	$114	$2,817
Property operating	2,439	370	1,895	633	191	5,528
Provision for doubtful accounts	51	—	—	57	—	108
Total segment operating expenses	$3,051	$1,102	$2,616	$1,379	$305	$8,453
Operating income - Segments	$2,306	$3,683	$4,601	$3,909	$323	$14,822

Capital expenditures by segment	$474	$27	$3,968	$197	$176	$4,842

Reconciliation to loss from continuing operations
Operating income - Segments						$14,822
Advisor fees						3,090
Company level expenses						265
General and administrative						148
Acquisition expenses						482
Depreciation and amortization						9,859
Operating income						$978
Other income and (expenses):
Interest expense						$(4,768)
Equity in income of unconsolidated affiliate						244
Total other income and (expenses)						$(4,524)
Loss from continuing operations						$(3,546)

Reconciliation to total consolidated assets as of September 30, 2015
Assets per reportable segments						$1,071,811
Corporate level assets						100,188
Total consolidated assets						$1,171,999

Reconciliation to total consolidated assets as of December 31, 2014
Assets per reportable segments						$867,050
Corporate level assets						31,716
Total consolidated assets						$898,766

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended September 30, 2014
Revenues:
Minimum rents	$7,341	$3,249	$6,346	$3,508	$71	$20,515
Tenant recoveries and other rental income	521	694	1,098	1,210	642	4,165
Total revenues	$7,862	$3,943	$7,444	$4,718	$713	$24,680
Operating expenses:
Real estate taxes	$936	$554	$841	$788	$76	$3,195
Property operating	4,469	177	1,738	664	355	7,403
Provision for doubtful accounts	162	—	5	—	1	168
Total segment operating expenses	$5,567	$731	$2,584	$1,452	$432	$10,766
Operating income - Segments	$2,295	$3,212	$4,860	$3,266	$281	$13,914

Capital expenditures by segment	$1,551	$605	$751	$160	$—	$3,067

Reconciliation to loss from continuing operations
Operating income - Segments						$13,914
Advisor fees						1,554
Company level expenses						724
General and administrative						212
Acquisition expenses						5
Depreciation and amortization						7,353
Operating income						$4,066
Other income and (expenses):
Interest expense						$(4,687)
Gain on disposition of property and extinguishment of debt						589
Total other income and (expenses)						$(4,098)
Loss from continuing operations						$(32)

	Apartments	Industrial	Office	Retail	Other	Total
Nine Months Ended September 30, 2015
Revenues:
Minimum rents	$14,026	$10,598	$18,217	$11,321	$202	$54,364
Tenant recoveries and other rental income	691	2,762	3,456	3,221	1,980	12,110
Total revenues	$14,717	$13,360	$21,673	$14,542	$2,182	$66,474
Operating expenses:
Real estate taxes	$1,497	$2,106	$2,321	$2,101	$390	$8,415
Property operating	5,949	854	5,163	1,705	685	14,356
Provision for doubtful accounts	162	—	1	177	1	341
Total segment operating expenses	$7,608	$2,960	$7,485	$3,983	$1,076	$23,112
Operating income - Segments	$7,109	$10,400	$14,188	$10,559	$1,106	$43,362

Capital expenditures by segment	$1,364	$62	$4,508	$277	$222	$6,433

Reconciliation to income from continuing operations
Operating income - Segments						$43,362
Advisor fees						6,545
Company level expenses						1,610
General and administrative						516
Acquisition expenses						1,120
Depreciation and amortization						24,007
Operating income						$9,564
Other income and (expenses):
Interest expense						$(13,154)
Equity in income of unconsolidated affiliates						651
Gain on disposition of property and extinguishment of debt						29,009
Total other income and (expenses)						$16,506
Income from continuing operations						$26,070

	Apartments	Industrial	Office	Retail	Other	Total
Nine Months Ended September 30, 2014
Revenues:
Minimum rents	$23,477	$8,826	$18,856	$9,021	$190	$60,370
Tenant recoveries and other rental income	1,390	2,315	3,168	3,015	1,977	11,865
Total revenues	$24,867	$11,141	$22,024	$12,036	$2,167	$72,235
Operating expenses:
Real estate taxes	$2,676	$1,771	$2,499	$1,854	$236	$9,036
Property operating	10,809	488	5,020	1,598	1,037	18,952
Provision for doubtful accounts	245	—	47	24	1	317
Total segment operating expenses	$13,730	$2,259	$7,566	$3,476	$1,274	$28,305
Operating income - Segments	$11,137	$8,882	$14,458	$8,560	$893	$43,930

Capital expenditures by segment	$2,936	$1,454	$4,842	$265	$—	$9,497

Reconciliation to income from continuing operations
Operating income - Segments						$43,930
Advisor fees						4,356
Company level expenses						1,901
General and administrative						640
Acquisition expenses						520
Depreciation and amortization						20,685
Operating income						$15,828
Other income and (expenses):
Interest expense						$(13,736)
Gain on disposition of property and extinguishment of debt						589
Total other income and (expenses)						$(13,147)
Income from continuing operations						$2,681

NOTE 9—DISTRIBUTIONS PAYABLE
On August 6, 2015, our board of directors approved a gross dividend for the third quarter of 2015 of $0.12 per share to stockholders of record as of September 29, 2015. The dividend was paid on November 6, 2015. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.12 per share, less applicable class-specific fees, if any.
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
NOTE 11—SUBSEQUENT EVENTS
On October 30, 2015, we entered into an agreement to acquire an approximate 28% interest in a limited partnership which has agreed to acquire an approximate 49% interest in a fund that owns 15 retail properties in the greater New York City area ("NYC Retail Portfolio"). We will own an approximate 14% interest in the NYC Retail Portfolio.  The purchase price is approximately $85 million and is subject to normal closing prorations and adjustments. The NYC Retail Portfolio contains approximately 2.7 million square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey.  The aggregate gross value of the NYC Retail Portfolio is approximately $1.3 billion, with the Company’s 14% interest equating to approximately $179 million in gross assets.  The Company expects to fund the transaction using cash on hand with closing expected to occur before year-end.
On November 5, 2015, our board of directors approved a gross dividend for the fourth quarter of 2015 of $0.12 per share to stockholders of record as of December 30, 2015. The dividend will be paid on or around February 5, 2016. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.12 per share, less applicable class-specific fees, if any.

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
The discussions surrounding our consolidated properties refer to our wholly or majority owned and controlled properties, which as of September 30, 2015, were comprised of:
Apartment

•	Station Nine Apartments,

•	The Edge at Lafayette,

•	Campus Lodge Tampa,

•	Townlake of Coppell (acquired in 2015) and

•	AQ Rittenhouse (acquired in 2015).
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center (acquired in 2014),

•	Charlotte Distribution Center (acquired in 2014),

•	DFW Distribution Center (acquired in 2015) and

•	O'Hare Industrial Portfolio (acquired in 2015).

Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	14600 Sherman Way,

•	14624 Sherman Way,

•	36 Research Park Drive and

•	Railway Street Corporate Centre.
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza (acquired in 2014),

•	Rancho Temecula Town Center (acquired in 2014),

•	Skokie Commons (acquired in 2015) and

•	Whitestone Market (acquired in 2015).
Other

•	South Beach Parking Garage (acquired in 2014).
Sold Properties

•	Stirling Slidell Shopping Centre (sold in 2014),

•	4 Research Park Drive (transferred to the lender in 2014),

•	Cabana Beach San Marcos (sold in 2015),

•	Cabana Beach Gainesville (sold in 2015),

•	Campus Lodge Athens (sold in 2015) and

•	Campus Lodge Columbia (sold in 2015).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which as of September 30, 2015 and December 31, 2014 consists of Chicago Parking Garage.
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
Estimated Percent of Fair Value as of September 30, 2015:

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
Critical Accounting Policies
The MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2014 Form 10-K.
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

Properties
Properties owned at September 30, 2015 are as follows:

					Percentage Leased as of September 30, 2015
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	94%
Townlake of Coppell (1)	Coppell, TX	May 22, 2015	90	351,000	96
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	70
Student-oriented Apartment Communities:
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	99
Campus Lodge Tampa (1)	Tampa, FL	February 29, 2008	78	477,000	99
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	100
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O’Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	74
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	96
14600 Sherman Way	Van Nuys, CA	December 21, 2005	100	50,000	92
14624 Sherman Way	Van Nuys, CA	December 21, 2005	100	53,000	89
36 Research Park Drive	St. Charles, MO	June 13, 2007	100	81,000	100
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	71
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88	306,000	96
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	100
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	93
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	93
Skokie Commons	Skokie, IL	May 15, 2015	100	93,000	97
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	100

Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100	130,000	N/A

Unconsolidated Other Property:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100	167,000	N/A

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	The parking garage contains 343 stalls. This property is owned subject to a ground lease.

(3)	We own a condominium interest in the building that contains a 366 stall parking garage.
Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We also hold investments in apartment properties which typically have one year leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of September 30, 2015:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	5	1,438,000	19%	95%	$15.87
Industrial	18	4,345,000	56	99	4.25
Office	6	833,000	11	93	32.72
Retail	6	961,000	12	97	18.76
Other	1	130,000	2	N/A	N/A
Total	36	7,707,000	100%	97%	$11.13

(1)	Amount calculated as in-place minimum base rent for all occupied space at September 30, 2015 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of September 30, 2015, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $10.68.
Recent Events and Outlook
General Company and Market Commentary
On January 16, 2015, we commenced our First Extended Public Offering of up to $2,700,000 in any combination of Class A, Class M, Class A-I and Class M-I shares of common stock, consisting of up to $2,400,000 of shares in our primary offering and up to $300,000 of shares pursuant to our distribution reinvestment plan, and our Initial Public Offering automatically terminated. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. The Dealer Manager has agreed to distribute shares of our common stock in our First Extended Public Offering. We intend to primarily use the net proceeds from the offering, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan and through conducting tender offers.
Private Offering
On March 3, 2015, we commenced a new private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offering will be used for the same corporate purposes as the proceeds from the First Extended Public Offering.

Capital Raised and Use of Proceeds
As of September 30, 2015, we raised gross proceeds of over $640,000 from our offerings and other private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $630,000 of real estate investments, deleverage the company by repaying mortgage loans of approximately $240,000 and repurchase shares of our common stock of approximately $130,000.
Property Acquisitions and Financings
On April 15, 2015, we acquired DFW Distribution Center, a two building, 643,000 square foot industrial property located in Grapevine, TX, for approximately $44,200. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.23%, in the amount of $17,720, and cash on hand. The property is 100% leased to six tenants with a weighted average lease term of four years.
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
On July 30, 2015, we acquired AQ Rittenhouse, a newly constructed Class A apartment property located near Rittenhouse Square in Philadelphia, PA, for approximately $51,000. The 110 unit, 12 story apartment building, is complemented by 13,000 square feet of fully leased ground floor commercial space. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.65%, in the amount of $26,370, and cash on hand.
On September 30, 2015, we acquired Whitestone Market, a 145,000 square foot, 100% leased, grocery anchored retail center for approximately $51,500. Whitestone Market, located in Austin, Texas, is anchored by an HEB grocery store and was funded with cash on hand.
On September 30, 2015, we acquired O'Hare Industrial Portfolio, a seven property, 642,000 square foot, 92%
leased industrial portfolio for approximately $71,011. O'Hare Industrial Portfolio is located near O'Hare Airport just outside Chicago, IL and was funded with cash on hand.
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
Leasing
During September 2015, we signed Amazon Corporate LLC to an expansion and extension of their lease at Monument IV at Worldgate. The lease amendment increases their occupancy in the building by approximately 83,000 square feet and extends the lease expiration to April 2027. The lease amendment keeps the building 100% leased through April 2027.
Mortgage Repayment
On March 20, 2015, we retired the $9,250 mortgage loan secured by South Beach Parking Garage in advance of the March 2017 maturity date using cash on hand.

Stock Repurchases
For the nine months ended September 30, 2015, we repurchased $23,101 of shares of our common stock through the share repurchase plan.
Subsequent Events
On October 30, 2015, we entered into an agreement to acquire an approximate 28% interest in a limited partnership which has agreed to acquire an approximate 49% interest in a fund that owns 15 retail properties in the greater New York City area. We will own an approximate 14% interest in the NYC Retail Portfolio.  The purchase price is approximately $85 million and is subject to normal closing prorations and adjustments. The NYC Retail Portfolio contains approximately 2.7 million square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey.  The aggregate gross value of the NYC Retail Portfolio is approximately $1.3 billion, with the Company’s 14% interest equating to approximately $179 million in gross assets.  The Company expects to fund the transaction using cash on hand with closing expected to occur before year-end.
Investment Objectives and Strategy
Over the past three years we have acquired 25 new properties (all of these consistent with our go-forward strategy), sold 21 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
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
We seek to invest:

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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 36% as of September 30, 2015.
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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the nine months ended September 30, 2015 and 2014 are referred to as our comparable properties.
Results of Operations for the Three Months Ended September 30, 2015 and 2014
Revenues
The following chart sets forth revenues by reportable segment, for the three months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015	Three months ended September 30, 2014	$ Change	% Change
Revenues:
Minimum rents
Apartment	$3,539	$3,360	$179	5.3%
Industrial	2,443	2,561	(118)	(4.6)
Office	5,983	6,120	(137)	(2.2)
Retail	1,886	1,886	—	—
Comparable properties total	$13,851	$13,927	$(76)	(0.5)%
Recent acquisitions and sold properties	5,379	6,588	(1,209)	(18.4)
Total	$19,230	$20,515	$(1,285)	(6.3)%

Tenant recoveries and other rental income
Apartment	$170	$178	$(8)	(4.5)%
Industrial	584	539	45	8.3
Office	1,234	1,054	180	17.1
Retail	613	730	(117)	(16.0)
Comparable properties total	$2,601	$2,501	$100	4.0%
Recent acquisitions and sold properties	1,444	1,664	(220)	(13.2)
Total	$4,045	$4,165	$(120)	(2.9)%
Total revenues	$23,275	$24,680	$(1,405)	(5.7)%
Minimum rents at comparable properties decreased by $76 for the three months ended September 30, 2015 as compared to the same period in 2014. The decrease is primarily due to a decrease of $183 at Railway Street Corporate Centre related to an unfavorable exchange rate and lower occupancy during the three months ended September 30, 2015 as compared to the same period in 2014. Additionally, Norfleet Distribution Center decreased $131 due to a lower rental rate for the lease extension effective for 2015. Partially offsetting the decrease was an increase of $217 at our student-oriented apartment properties due to increases in occupancy and rental rates for the three months ended September 30, 2015 as compared to the same period in 2014.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at comparable properties increased by $100 for the three months ended September 30, 2015 as compared to the same period in 2014. The increase is primarily related to higher recoveries of $138 at Monument IV and $69 at 111 Sutter Street due to higher operating expenses during the three months ended September 30, 2015 as compared to the same period in 2014. Partially offsetting these increases was a decrease of $148 at The District of Howell Mill related to lower real estate taxes for the three months ended September 30, 2015 as compared to the same period in 2014.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the three months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015	Three months ended September 30, 2014	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$358	$390	$(32)	(8.2)%
Industrial	488	430	58	13.5
Office	721	800	(79)	(9.9)
Retail	373	423	(50)	(11.8)
Comparable properties total	$1,940	$2,043	$(103)	(5.0)%
Recent acquisitions and sold properties	877	1,152	(275)	(23.9)
Total	$2,817	$3,195	$(378)	(11.8)%

Property operating
Apartment	$1,873	$1,714	$159	9.3%
Industrial	147	156	(9)	(5.8)
Office	1,895	1,735	160	9.2
Retail	410	418	(8)	(1.9)
Comparable properties total	$4,325	$4,023	$302	7.5%
Recent acquisitions and sold properties	1,203	3,380	(2,177)	(64.4)
Total	$5,528	$7,403	$(1,875)	(25.3)%

Net provision for doubtful accounts
Apartment	$51	$60	$(9)	(15.0)%
Office	—	5	(5)	(100.0)
Comparable properties total	$51	$65	$(14)	(21.5)%
Recent acquisitions and sold properties	57	103	(46)	(44.7)
Total	$108	$168	$(60)	(35.7)%
Total operating expenses	$8,453	$10,766	$(2,313)	(21.5)%
Real estate taxes at comparable properties decreased by $103 for the three months ended September 30, 2015 as compared to the same period in 2014. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $302 for the three months ended September 30, 2015 as compared to the same period in 2014. The increase is primarily related to increased turn costs of $166 at our student-oriented apartment properties and higher repairs and maintenance and utilities expenses of $144 at 111 Sutter Street.
Net provision for doubtful accounts relates to receivables deemed potentially uncollectable due to the age of the receivable or the status of the tenant. Provision for doubtful accounts at comparable properties decreased by $14 for the three months ended September 30, 2015 as compared to the same period in 2014.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015	Three months ended September 30, 2014	$ Change	% Change
Advisor fees	$3,090	$1,554	$1,536	98.8%
Company level expenses	265	724	(459)	(63.4)
General and administrative	148	212	(64)	(30.2)
Acquisition expenses	482	5	477	9,540
Depreciation and amortization	9,859	7,353	2,506	34.1
Interest expense	4,768	4,687	81	1.7
Equity in income from unconsolidated affiliate	(244)	—	(244)	100.0
Gain on disposition of property and extinguishment of debt	—	(589)	589	(100.0)
Income from discontinued operations	—	(813)	813	(100.0)
Total expenses	$18,368	$13,133	$5,235	39.9%
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $1,536 for the three months ended September 30, 2015 as compared to the same period of 2014 is related to the increase in our net asset value attributable to capital raised over the past year, as well as the performance fee of $895 accrued during the three months ended September 30, 2015. There was no performance fee accrued during the three months ended September 30, 2014.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $459 for the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to costs related to the tender offer conducted in 2014 and reduced professional service fees in 2015.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses decreased $64 primarily due to the dispositions of four student-oriented apartment properties in January 2015.
Acquisition expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $477 for the three months ended September 30, 2015 as compared to the same period ended September 30, 2014 related to the acquisition of AQ Rittenhouse, Whitestone Market and the O'Hare Industrial Portfolio during the three months ended September 30, 2015. We did not make an acquisition during the three months ended September 30, 2014.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $2,506 in depreciation and amortization expense for the three months ended September 30, 2015 as compared to the same period in 2014 is primarily related to an increase of $3,239 for our acquisitions that occurred in 2014 and 2015 offset partially by a decrease of $734 for our student-oriented apartment properties sold in January 2015.
Interest expense increased by $81 for the three months ended September 30, 2015 as compared to the same period in 2014 from new debt incurred as part of our property acquisitions in 2014 and 2015 offset by debt payoffs and interest savings from refinancing loans.
Equity in income from unconsolidated affiliate relates to the income from Chicago Parking Garage, which we acquired on December 23, 2014.
Gain on disposition of property and extinguishment of debt of $589 is related to the disposition of Stirling Slidell Shopping Centre and 4 Research Park Drive during the three months ended September 30, 2014.
Income from discontinued operations in the period ended September 30, 2014 is related to bankruptcy proceeds received from the former tenant at Canyon Plaza, a property we sold in 2013.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014
Revenues
The following chart sets forth revenues by reportable segment, for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	$ Change	% Change
Revenues:
Minimum rents
Apartment	$10,648	$10,523	$125	1.2%
Industrial	7,348	7,678	(330)	(4.3)
Office	18,217	18,180	37	0.2
Retail	5,655	5,641	14	0.2
Comparable properties total	$41,868	$42,022	$(154)	(0.4)%
Recent acquisitions and sold properties	12,496	18,348	(5,852)	(31.9)
Total	$54,364	$60,370	$(6,006)	(9.9)%

Tenant recoveries and other rental income
Apartment	$548	$503	$45	8.9%
Industrial	1,864	1,975	(111)	(5.6)
Office	3,456	3,041	415	13.6
Retail	2,126	2,071	55	2.7
Comparable properties total	$7,994	$7,590	$404	5.3%
Recent acquisitions and sold properties	4,116	4,275	(159)	(3.7)
Total	$12,110	$11,865	$245	2.1%
Total revenues	$66,474	$72,235	$(5,761)	(8.0)%
Minimum rents at comparable properties decreased by $154 for the nine months ended September 30, 2015 as compared to the same period in 2014. The decrease is primarily due to a decrease of $394 at Norfleet Distribution Center related to a lower rental rate for the lease extension effective for 2015. Partially offsetting the decrease was an increase of $102 at our student-oriented apartment properties due to increases in occupancy and rental rates during the nine months ended September 30, 2015 compared to the same period in 2014.
Tenant recoveries and other rental income relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at comparable properties increased by $404 for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase is primarily related to higher recoveries of $386 at Monument IV at Worldgate and $223 at 111 Sutter Street due to higher operating expenses during the nine months ended September 30, 2015 as compared to the same period in 2014. Partially offsetting these increases was a decrease of $269 at Railway Street Corporate Centre related to lower occupancy and an unfavorable exchange rate, as well as a decrease of $121 at Joliet Distribution Center related to lower real estate taxes for the nine months ended September 30, 2015 as compared to the same period in 2014.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$1,077	$1,169	$(92)	(7.9)%
Industrial	1,497	1,493	4	0.3
Office	2,321	2,371	(50)	(2.1)
Retail	1,248	1,202	46	3.8
Comparable properties total	$6,143	$6,235	$(92)	(1.5)%
Recent acquisitions and sold properties	2,272	2,801	(529)	(18.9)
Total	$8,415	$9,036	$(621)	(6.9)%

Property operating
Apartment	$4,470	$4,227	$243	5.7%
Industrial	441	444	(3)	(0.7)
Office	5,163	5,011	152	3.0
Retail	1,101	1,099	2	0.2
Comparable properties total	$11,175	$10,781	$394	3.7%
Recent acquisitions and sold properties	3,181	8,171	(4,990)	(61.1)
Total	$14,356	$18,952	$(4,596)	(24.3)%

Net provision for doubtful accounts
Apartment	$148	$68	$80	117.6%
Office	1	47	(46)	(97.9)
Retail	90	1	89	8,900
Comparable properties total	$239	$116	123	106.0%
Recent acquisitions and sold properties	102	201	(99)	(49.3)
Total	$341	$317	$24	7.6%
Total operating expenses	$23,112	$28,305	$(5,193)	(18.3)%
Real estate taxes at comparable properties decreased by $92 for the nine months ended September 30, 2015 as compared to the same period in 2014. Our properties are reassessed periodically by the taxing authorities which may result in increases or decreases in real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $394 for the nine months ended September 30, 2015 as compared to the same period of 2014. The increase is primarily related to increased turn costs and repairs and maintenance expenses of $258 at Campus Lodge Tampa and $283 at 111 Sutter Street due to higher repairs and maintenance and utilities expense.
Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $123 for the nine months ended September 30, 2015 as compared to the same period of 2014, primarily related to $80 of higher bad debts at Campus Lodge Tampa related to early move outs that occurred during the period. Additionally, at The District of Howell Mill there were $89 of receivables deemed uncollectable from a tenant bankruptcy during the nine months ended September 30, 2015.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	$ Change	% Change
Advisor fees	$6,545	$4,356	$2,189	50.3%
Company level expenses	1,610	1,901	(291)	(15.3)%
General and administrative	516	640	(124)	(19.4)%
Acquisition expenses	1,120	520	600	115.4%
Depreciation and amortization	24,007	20,685	3,322	16.1%
Interest expense	13,154	13,736	(582)	(4.2)%
Equity in income of unconsolidated affiliate	(651)	—	(651)	100.0%
Gain on disposition of property and extinguishment of debt	(29,009)	(589)	(28,420)	4,825%
Income from discontinued operations	—	(813)	813	(100.0)%
Total expenses	$17,292	$40,436	$(23,144)	(57.2)%

Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $2,189 for the nine months ended September 30, 2015 as compared to the same period of 2014 is primarily related to increases in capital raised over the past year as well as the performance fee of $895 accrued during the nine months ended September 30, 2015. There was no performance fee accrued during the nine months ended September 30, 2014.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $291 for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to costs related to the tender offer conducted in 2014 and reduced professional service fees in 2015.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses decreased $124 primarily due to the dispositions of four student-oriented apartment properties in January 2015.
Acquisition expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $600 for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to the acquisitions of DFW Distribution Center, Skokie Commons,Townlake of Coppell, AQ Rittenhouse, Whitestone Market and O'Hare Industrial Portfolio during the nine months ended September 30, 2015. Acquisition expenses incurred during the nine months ended September 30, 2014 relate to our acquisition of Oak Grove Plaza, Grand Prairie Distribution Center, South Beach Parking Garage, Rancho Temecula Town Center and Charlotte Distribution Center.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $3,322 in depreciation and amortization expense for the nine months ended September 30, 2015 as compared to the same period in 2014 is primarily related to an increase of $5,497 related to our 2014 and 2015 acquisitions. These increases were partially offset by a decrease of $2,161 related to our four student-oriented apartment properties sold during the nine months ended September 30, 2015.
Interest expense decreased by $582 for the nine months ended September 30, 2015 as compared to the same period in 2014 as debt payoffs and interest savings from refinancing loans more than offset new debt incurred as part of our new property acquisitions.
Equity in income of unconsolidated affiliate relates to the income from Chicago Parking Garage, which we acquired on December 23, 2014.
Gain on disposition of property and extinguishment of debt of $28,420 is related to the dispositions Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia as well as the payoff of the mortgage note payable on South Beach Parking Garage during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, the gain on disposition of property and extinguishment of debt of $589 is related to the disposition of Stirling Slidell Shopping Centre and 4 Research Park Drive.
Income from discontinued operations in the nine months ended September 30, 2014 is related to bankruptcy proceeds from the former tenant at Canyon Plaza, a property we sold in 2013.

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
FFO does not give effect to real estate depreciation and amortization because these amounts are computed to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with an additional view of our operating performance. We also use Adjusted FFO ("AFFO") as a supplemental measure of operating performance. We define AFFO as FFO adjusted for straight-line rental income, amortization of above- and below-market leases, amortization of net discount on assumed debt, gains or losses on the extinguishment and modification of debt, performance fees based on the investment returns on shares of our common stock and acquisition costs.
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
The following table presents a reconciliation of GAAP net income to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$(3,289)	$969	$19,871	$3,127
Real estate depreciation and amortization (1)	9,585	7,010	23,509	19,672
Gain on disposition of property (1)	—	(441)	(23,754)	(441)
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$6,296	$7,538	$19,626	$22,358
Weighted average shares outstanding, basic and diluted	63,528,103	47,271,566	55,849,531	45,043,996
NAREIT FFO per share, basic and diluted	$0.10	$0.16	$0.35	$0.50

(1)	Excludes amounts attributable to noncontrolling interests and includes our share of amounts attributable to unconsolidated real estate affiliate.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$6,296	$7,538	$19,626	$22,358
Straight-line rental income (1)	(104)	(332)	(663)	(1,931)
Amortization of above- and below-market leases (1)	(590)	(344)	(1,216)	(1,055)
Amortization of net discount on assumed debt (1)	(81)	(78)	(240)	(231)
Loss (gain) on derivative instruments and extinguishment or modification of debt (1)	99	(206)	1,286	(90)
Performance fees	895	—	895	—
Acquisition expenses (1)	482	5	1,120	520
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$6,997	$6,583	$20,808	$19,571
Weighted average shares outstanding, basic and diluted	63,528,103	47,271,566	55,849,531	45,043,996
AFFO per share, basic and diluted	$0.11	$0.14	$0.37	$0.43

(1)	Excludes amounts attributable to noncontrolling interests and includes our share of amounts attributable to unconsolidated real estate affiliate.
NAV as of September 30, 2015
The following table provides a breakdown of the major components of our NAV as of September 30, 2015:

	September 30, 2015
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$459,648	$414,124	$85,420	$45,754	$120,471
Debt	(168,151)	(151,497)	(31,249)	(16,738)	(44,071)
Other assets and liabilities, net	34,746	31,304	6,457	3,458	9,106
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$326,243	$293,931	$60,628	$32,474	$85,506
Number of outstanding shares	29,438,803	26,472,468	5,457,911	2,922,875	7,705,558
NAV per share	$11.08	$11.10	$11.11	$11.11	$11.10

(1)	The value of our real estate investments was greater than the historical cost by 3.2% as of September 30, 2015.
The following table provides a breakdown of the major components of our NAV as of December 31, 2014:

	December 31, 2014
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$294,228	$426,336	$83,480	$13,398	$61,164
Debt	(129,344)	(187,420)	(36,698)	(5,890)	(26,888)
Other assets and liabilities, net	5,794	8,396	1,644	264	1,205
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$170,678	$247,312	$48,426	$7,772	$35,481
Number of outstanding shares	16,243,819	23,432,192	4,580,309	735,052	3,358,562
NAV per share	$10.55	$10.57	$10.57	$10.57	$10.56

(1)	The value of our real estate investments was less than the historical cost by 2.8% as of December 31, 2014.
The increases in NAV per share from December 31, 2014 are primarily related to a net increase of 3.4% in the value of our properties, which resulted in an increase in NAV of $0.53 for Class A and Class M and $0.54 for Class A-I, Class M-I, and Class D. Property operations for the nine months ended September 30, 2015 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of September 30, 2015:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	6.45%	6.44%	6.43%	6.32%	7.50%	6.45%
Discount rate/internal rate of return (IRR)	7.87	7.12	7.44	7.17	8.50	7.40
Annual market rent growth rate	2.91	3.06	2.97	3.14	3.65	3.05
Holding period (years)	10.00	10.00	10.00	10.00	23.77	10.49

(1)	Other includes South Beach Parking Garage, which is subject to a ground lease. Its appraisal incorporates discounted cash flows over the remaining term of the ground lease.
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return ("IRR") used as of September 30, 2015 of 0.25% would cause a decrease in our total real estate investment value of 1.4% and our NAV per share class would have been $10.87, $10.89, $10.89, $10.89 and $10.88 for Class A, Class M, Class A-I, Class M-I and Class D, respectively. An increase in the weighted-average discount rate/IRR used as of December 31, 2014 of 0.25% would yield a decrease in our total real estate asset value of 1.9% and our NAV per each share class would have been $10.22, $10.23. $10.23, $10.24 and $10.23 for Class A, Class M, Class A-I, Class M-I and Class D, respectively.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our Share Repurchase Plan
The sources and uses of cash for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	$ Change
Net cash provided by operating activities	$22,479	$23,449	$(970)
Net cash used in investing activities	(189,212)	(129,612)	(59,600)
Net cash provided by financing activities	238,176	111,643	126,533
Cash provided by operating activities decreased by $970 for the nine months ended September 30, 2015 as compared to the same period in 2014. A decrease of $1,554 in cash from operating activities is primarily related to the sale of four student-oriented apartment properties on January 27, 2015. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable and accounts payable and other accrued expenses. These changes in our working capital caused an increase to cash provided by operating activities of $584 between the nine months ended September 30, 2015 and the same period in 2014, primarily related to a decrease in tenant accounts receivable.
Cash used in investing activities increased by $59,600 for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily generated from an increase in cash used to purchase new properties of $171,314 offset by cash received from the sale of four student-oriented apartment properties totaling $107,393 during the nine months ended September 30, 2015.
Cash provided by financing activities increased by $126,533 for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase primarily relates to $192,926 of net proceeds received from the sale and repurchase of shares during 2015 as compared to 2014. Offsetting the increase are net proceeds from mortgage note payables of $13,366 during the nine months ended September 30, 2015 as compared to net proceeds of $72,016 during the same period in 2014.

Also decreasing cash provided by financing activities for the nine months ended September 30, 2015 was an increase in distributions to noncontrolling interests of $10,624 related to the sale of four student-oriented apartment properties.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at September 30, 2015 and December 31, 2014 for such debt.
Consolidated Debt

	September 30, 2015		December 31, 2014
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$403,297	4.43%	$310,587	4.77%
Variable	29,680	2.79	109,930	2.60
Total	$432,977	4.31%	$420,517	4.20%
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
Off Balance Sheet Arrangements
At September 30, 2015 and December 31, 2014, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of September 30, 2015, we had consolidated debt of $432,977, which included $29,680 of variable-rate debt. Including the $561 net premium on the assumption of debt, we have consolidated debt of $433,538 at September 30, 2015. We also entered into interest rate cap and swap agreements on $26,280 of debt which cap the LIBOR rate at between 1.0% and 3.3% over the next three years. A 0.25% movement in the interest rate on the $29,680 of variable-rate debt would have resulted in an $74 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2015, the fair value of our mortgage notes payable was estimated to be $10,133 higher than the carrying value of

$432,977. If treasury rates were 0.25% higher at September 30, 2015, the fair value of our mortgage notes payable would have been $4,293 higher than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the nine months ended September 30, 2015 and 2014, we recognized a foreign currency translation loss of $1,206 and $474, respectively. At September 30, 2015, a 10% unfavorable exchange rate movement would have caused our $1,206 foreign currency translation loss to be increased by $697, resulting in a foreign currency translation loss of $1,903.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2015, we repurchased 385,288 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1-July 31, 2015	180,596	$10.85	180,596	—
August 1-August 31, 2015	89,281	$11.05	89,281	—
September 1-September 30, 2015	115,411	$11.07	115,411	—
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
On August 10, 2015, we received $412 related to the issuance of 37,326 of our Class D common stock at $11.05 per share pursuant to our distribution reinvestment plan. No selling commissions are paid on the sale of shares pursuant to our distribution reinvestment plan. On September 22, 2015, we sold 4,234,234 of our Class D common stock and raised $47,000 in proceeds under our Follow-on Private Offering which were used to increase our cash and cash equivalents.
These sales are exempt from registration under Section 4(2) of the Securities Act and the purchaser is an accredited investor within the meaning of Regulation D promulgated under the Securities Act.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 6, 2015	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*    Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.