Form 10-K
period 2015-12-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2016-03-10
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
333 West Wacker Drive, Chicago, IL, 60606
(Address of principal executive offices, including Zip Code)
Registrant’s telephone number, including area code: (312) 897-4000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Class A Common Stock, $.01 par value
Class M Common Stock, $.01 par value
Class A-I Common Stock, $.01 par value
Class M-I Common Stock, $.01 par value
Class D Common Stock, $.01 par value
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the 23,240,204 shares of Class A common stock, 24,680,976 shares of Class M common stock, 4,677,000 shares of Class A-I common stock, 2,365,745 shares of Class M-I common stock and 3,433,997 shares of Class D common stock held by non-affiliates of the Registrant was $250,038, $266,099, $50,448, $25,527, and $37,014 for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively, based upon the last net asset value of $10.76, $10.78, $10.79, $10.79 and $10.78 per share for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively.
As of March 10, 2016, there were 42,799,825 shares of Class A Common Stock, 29,294,105 shares of Class M Common Stock, 6,672,540 shares of Class A-I Common Stock, 3,636,970 shares of Class M-I Common Stock and 7,870,894 shares of Class D Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

Cautionary Note Regarding Forward-Looking Statements
This Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (“SEC”). Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-K. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

JLL Income Property Trust is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2015, we owned interests in a total of 54 properties, 53 of which are located in fourteen U.S. states and one of which is located in Canada.

From our inception through October 1, 2012, we raised proceeds through private offerings of shares of our undesignated common stock. On October 1, 2012, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-11 with respect to our continuous Public Offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Initial Public Offering"). Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), have invested an aggregate of $60,200 through purchases of shares of our common stock. As of January 15, 2015, the date our Initial Public Offering terminated, we had raised aggregate gross proceeds from the sale of shares of our Class A and Class M common stock in our Initial Public Offering of $268,981.

On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of December 31, 2015, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I shares in our First Extended Public Offering of $354,749.

On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to$350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2015, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Follow-on Private Offering of approximately $49,147.

From October 1, 2012 through December 31, 2015, we raised aggregate gross proceeds of approximately $766,997 from the sale of our five classes of common stock through our public and private offerings described above. The outstanding stock was held by 7,140 stockholders as of December 31, 2015.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between the Company and LaSalle, which became effective on June 5, 2015 (the “Advisory Agreement”). Our Advisor, a registered investment adviser with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned, but operationally independent subsidiary of JLL, a New York Stock Exchange-listed global financial and professional services firm that specializes in commercial real estate services. We have no employees, as all operations are managed by our Advisor. Our executive officers are employees of and compensated by our Advisor.

INVESTMENT OBJECTIVES AND STRATEGY
Investment Objectives

Our primary investment objectives are:

•    to generate an attractive level of current income for distribution to our stockholders;

•    to preserve and protect our stockholders' capital investments;

•    to achieve appreciation of our net asset value ("NAV") over time; and

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

We intend to use financial leverage to provide additional funds to support our investment activities. We intend to use lower amounts of leverage, if any, to finance our new acquisitions in order to reduce our overall Company leverage. We expect to maintain a targeted Company leverage ratio of between approximately 30% and 50%. Our Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) was 39% at December 31, 2015 and 45% at December 31, 2014. We intend to continue to use portions of the proceeds from the our offerings to retire certain property-level borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives and raising new equity. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets, other than intangibles, valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are currently in compliance with the charter limitations on our indebtedness.

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
Global Target Markets

In general, we seek to invest in properties in well-established locations within larger metropolitan areas and with the potential for above average population or employment growth. Although we have and expect to continue to focus on investing primarily in developed markets throughout the United States, we may also invest a substantial portion of the proceeds of our offerings in markets outside of the United States. We believe that an allocation to international investments that meet our investment objectives and guidelines will contribute meaningfully to the diversification of our portfolio, the ability for us to identify favorable income-generating investments and the potential for achieving attractive long-term risk-adjusted returns. We believe that opportunities for attractive risk-adjusted returns exist both within the United States and globally. Most of our investments outside of the United States will be in core properties in stabilized, well-developed markets within Europe and the Asia Pacific region. We believe that our long-term strategy to acquire properties on a global basis will provide for a well-diversified portfolio that will generate attractive current returns and optimize long-term value for our stockholders.
Value Creation Opportunities

We may periodically seek to enhance investment returns through various value creation opportunities. While there are no specific limitations on the nature or amount of these types of investments, in the aggregate they are not expected to materially change the risk profile of our overall portfolio. Examples of likely value creation investments include properties with significant leasing risk, forward purchase commitments, redevelopment or repositioning opportunities and nontraditional or mixed-use property types. These investments generally have a higher risk and higher return profile than our primarily core strategy.

Disposition Policies

We anticipate that we will hold most of our properties for an extended period. However, we may determine to sell a property before the end of its anticipated holding period. We will monitor each investment within the portfolio and the overall portfolio composition for appropriateness in meeting our investment objectives. Our Advisor may determine to sell a property if:

•	an opportunity has arisen to enhance overall investment returns by reallocating capital;

•	there are diversification benefits associated with disposing of the property and rebalancing our investment portfolio;

•	in the judgment of our Advisor, the value of the property might decline or underperform as compared to our investment strategy;

•	an opportunity has arisen to pursue a more attractive investment;

•	the property was acquired as part of a portfolio acquisition and does not meet our investment guidelines;

•	there exists a need to generate liquidity to satisfy repurchase requests, to pay distributions to our stockholders or for working capital; or

•	in the judgment of our Advisor, the sale of the property is in the best interests of our stockholders.

Generally, we intend to reinvest proceeds from the sale, financing or other disposition of properties in a manner consistent with our investment strategy and guidelines, although we may be required to distribute such proceeds to stockholders in order to comply with REIT requirements or we may make distributions for other reasons.

Investments in Real Estate-Related Assets

We may invest a portion of our portfolio in real estate-related assets other than properties. These assets may include the common and preferred stock of publicly-traded real estate-related companies, preferred equity interests, mortgage loans and other real estate-related equity and debt instruments. Up to 25% of our overall portfolio may be invested in real estate-related assets. We believe that our Advisor’s ability to acquire real estate-related assets in conjunction with acquiring a portfolio of properties may provide us with additional liquidity and further diversification, which provides greater financial flexibility and discretion to construct an investment portfolio designed to achieve our investment objectives. Our charter requires that any investment in equity securities (other than equity securities traded on a national securities exchange or included for quotation on an inter-dealer quotation system) not within the specific parameters of our investment guidelines adopted by our board of directors must be approved by a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable.

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
SEASONALITY
For our two student-oriented apartment communities that we owned as of December 31, 2015, the majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In certain cases we enter into leases for less than the full academic year, including nine-month or shorter-term leases. As a result, cash flows may be reduced during the summer months at properties having lease terms shorter than 12 months. The annual releasing cycle results in significant turnover in the tenant population from year to year. Accordingly, certain property revenues and operating expenses tend to be seasonal in nature, and therefore not incurred ratably over the course of the year. Prior to the commencement of each new lease period, mostly during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality impacts to our operating results during the second and third quarter of each year.
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
GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2015:

	Real Estate Portfolio
	Number of Properties	Net Rentable Square Feet	Estimated Percent of Fair Value
South	13	3,629,200	28%
West	8	1,111,300	26
East	20	3,731,800	30
Midwest	12	1,960,300	14
International	1	135,100	2
Total	54	10,567,700	100%
The following charts sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2015, 2014 and 2013:

FOREIGN OPERATIONS
We currently own one property outside the United States, a multi-tenant office building located in Calgary, Canada. We are subject to currency risk and general Canadian economy risks associated with this investment. This property accounted for approximately 11%, 15% and 9% of our consolidated office revenues for the years ended December 31, 2015, 2014 and 2013, respectively, and approximately 4% of our consolidated revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during the years ending December 31, 2015, 2014 and 2013 were as follows:

	For the year ended December 31,
	2015	2014	2013
Office
Amazon Corporation LLC	20%	12%	7%
Conexant Systems, Inc. (1)	—%	—%	14%
Industrial
Mitsubishi Electric	16%	21%	18%
Musician's Friend	15%	21%	45%
Acuity Specialty Products	8%	10%	22%

(1)	On January 18, 2013, this tenant defaulted on its lease and subsequently filed for bankruptcy. On December 10, 2013, we sold the property where this tenant had occupied space.
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

Office Properties

Office sector properties are generally categorized based upon location and quality. Buildings may be located in Central Business Districts ("CBDs") or suburbs. Buildings may also be classified by general quality and size, ranging from Class A properties, which are generally large-scale buildings of the highest-quality, to Class C buildings which are below investment grade. We intend to invest in Class A or B office properties that are near areas of dense population, have sufficient transportation access or are located within well-established suburban office/business parks or CBDs. We also anticipate that a portion of the office properties in which we invest will be medical office and healthcare related facilities. We expect the duration of our office leases to be generally between five to ten years, which can help mitigate the volatility of our portfolio's income.

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
On November 4, 2014, as contemplated in our in Advisory Agreement, we agreed to reimburse LaSalle for a portion of certain of our executive officers’ compensation associated with work performed on the First Extended Public Offering prior to the effective date. Under this arrangement a total of $125 will be reimbursed over a three year period beginning on January 16, 2015.

Item 1A.	Risk Factors.
You should consider carefully the risks described below and the other information in this Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Form 10-K. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations and cause the NAV to decline.
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
There is no current public trading market for shares of our common stock, and we do not expect that such a public market will ever develop. Therefore, the repurchase of shares by us will likely be the only way for stockholders to dispose of their shares. We will repurchase shares at a price equal to our NAV per share of the class of shares being repurchased on the date of repurchase, and not based on the price at which the shares were purchased. Shares are not eligible for repurchase for the first year after purchase except upon death or disability of a stockholder; provided, however, that shares issued pursuant to our distribution reinvestment plan are not subject to the one-year holding period. In addition, we may repurchase shares if a stockholder fails to maintain a minimum balance of $5 in shares, even if the failure to meet the minimum balance is caused solely by a decline in our NAV. As a result of these terms of our share repurchase plan, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan.

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
Since our inception in 2004, we have experienced net losses (calculated in accordance with U.S. generally accepted accounting principles ("GAAP")) each fiscal year, except for the years ended December 31 of 2005, 2012, 2014 and 2015. As of December 31, 2015, we had an accumulated deficit of $123,700. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability.

The availability, timing and amount of cash distributions to you is uncertain.
Our board of directors declared quarterly distributions for our stockholders beginning in the first quarterly period following the initial closing of our first offering on December 23, 2004 through March 31, 2009. We did not pay distributions for the nine quarterly periods from March 2009 to September 30, 2011, we however have declared quarterly distributions for our stockholders every quarter since. Most recently, on March 8, 2016, our board of directors declared a quarterly distribution of $0.12 per share for the first quarter of 2016. We bear all expenses incurred in our operations, which are deducted from cash funds generated from operations prior to computing the amount of cash for distribution to stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital or other purposes, which was the policy of our board of directors between March 2009 through September 2011 when we suspended our distributions as a part of our cash conservation strategy adopted in response to the uncertain economic climate and extraordinary conditions in the commercial real estate industry.

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
Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence our Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement;

•	the decision to adjust the value of our real estate portfolio or the value of certain portions of our portfolio of other real estate-related assets, or the calculation of our NAV;

•	public offerings of equity by us, which may result in increased advisory fees of the Advisor;

•	competition for tenants from affiliated programs that own properties in the same geographic area as us; and

•	asset sales, which may allow LaSalle or its affiliates to earn disposition fees and commissions.

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
Our Advisor has in the past and may in the future cause us to acquire an interest in a property from its affiliates or through a joint venture with its affiliates or to dispose of an interest in a property to its affiliates. In these circumstances, our Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. Even though all such transactions will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could receive from a third party.
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
We are subject to risks generally incident to the ownership of real estate-related assets, including changes in global, national, regional or local economic, demographic and real estate market conditions, as well as other factors particular to the locations of our investments. A recession could adversely impact our investments as a result of, among other items, increased tenant defaults under our leases, lower demand for rentable space, as well as potential oversupply of rentable space, each of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents.
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

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in the revision of prior period financial statements. Changes in accounting standards can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

For example, no authoritative GAAP guidance specifically addresses the accounting treatment for dealer manager fees.  Dealer manager fees are accrued daily into our NAV based on a specified percentage for each publicly offered share class multiplied by the NAV of that share class at the end of each day. There are two acceptable accounting practices used by the industry to account for dealer manager fees in GAAP based financial statements. The first practice involves accruing the liability for the dealer manager fees on a daily basis as offering costs, which are recorded as a reduction of capital in excess of par value. The second practice involves accruing all future dealer manager fees on the day the share of stock is sold, up to the maximum ten percent as allowed under applicable regulations. The Company has selected the first practice as its accounting policy.  The Company selected the policy of accruing dealer manager fees on a daily basis because we are obligated to pay the fee every day that a share of common stock is outstanding until it has been repurchased or we have reached the ten percent limit.  The Company believes dealer manager fees are offering costs and recorded as a reduction of capital in excess of par value as there are limited ongoing services required to be performed in order for the dealer manager fee to be paid to our Dealer Manager.  In addition, the Dealer Manager reallows a majority of the dealer manager fee to participating broker dealers who receive the fee as compensation for providing services to the stockholders. For common stock sold in the Initial Public Offering and First Extended Public Offering through December 31, 2015, the Company estimates it will pay out an additional $39,508 in offering costs, primarily in the form of dealer manager fees, which are not reflected on our Consolidated Balance Sheet as of December 31, 2015. We estimate the offering costs to be paid out over the next ten years.
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
Our revenues will be significantly influenced by the economies and other conditions of the apartment, industrial, office, retail and other markets in general and the specific geographic markets in which we operate where we have high concentrations of these types of properties.
As of December 31, 2015, our diversification of current fair value of our consolidated properties by property type consisted of 16% in the apartment property sector, 25% in the industrial property sector, 27% in the office property sector, 30% in the retail property sector and 2% in the other property sector. As of December 31, 2015, we also owned an interest in unconsolidated properties in the retail and other property sectors. Because our portfolio consists primarily of apartment, industrial, office, retail and other properties, we are subject to risks inherent in investments in these property types. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.
Additionally, as of December 31, 2015, approximately 32% and 29% of the current fair value of our consolidated properties was geographically concentrated in the southern and western United States, respectively. Moreover, our properties located in California, Texas, Georgia and Florida accounted for approximately 23%, 16%, 12%, and 10%, of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office, retail, industrial or apartment properties, industry slowdowns, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office, retail, industrial or apartment space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.
We face risks associated with our student-oriented apartment communities.
For the years ended December 31, 2015 and 2014, student-oriented apartment communities comprised approximately 12% and 34% of our revenues, respectively. Unlike other apartment housing, student housing communities are typically leased on an individual lease basis, by the bed, which limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The lease terms are typically for less than one year. Student housing communities are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. As a result, we may experience a significant reduction in our cash flows and revenues from our student oriented housing properties during the summer months. If we are unable to find new individual tenants for these properties, it could have a material adverse effect on our NAV.
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
Leases (excluding our apartment properties) representing approximately 10% and 13% of the annualized minimum base rent from our consolidated properties, as of December 31, 2015, were scheduled to expire in 2016 and 2017, respectively. Because we compete with a number of other developers, owners and managers of office, retail, industrial and apartment properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, the economic turmoil of the last several years has led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who have purchased properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.
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
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2015, we had interests in six joint ventures that collectively own twenty-one properties across the United States accounting for 23% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.
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
We own one property located outside the United States as of December 31, 2015 and expect to purchase additional investments located outside the United States, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:

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
As of December 31, 2015, we had total outstanding indebtedness of $488,092. Our Company leverage ratio, calculated as our share of total liabilities divided by our share of the fair value of total assets, was 39% as of December 31, 2015 and 45% as of December 31, 2014. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to acquire the property secured by the mortgage loan, acquire additional properties or pay down other debt. We may also use our line of credit as a flexible borrowing source to cover short-term capital needs, for new property acquisitions and for working capital.
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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2015, we had $488,092 in aggregate outstanding mortgage notes payable, which had maturity dates through March 1, 2027.
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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% after 2017) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Finally, for taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by "publicly offered REITs" and would not otherwise be treated as qualifying real estate assets. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
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
The maximum U.S. federal income tax rate for “qualified dividends” payable by U.S. corporations to individual U.S. stockholders is currently 20%. However, ordinary dividends payable by REITs are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (the maximum individual rate currently being 39.6%). Non-corporate investors may perceive investment in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at lower rates as qualified dividends.
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
DESCRIPTION OF REAL ESTATE
Our investments in real estate assets as of December 31, 2015 consisted of interests in wholly-owned properties and six joint ventures. The following table sets forth information with respect to our real estate assets by segment as of December 31, 2015. We own a fee simple interest in all properties unless otherwise noted.

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Apartment Segment:
Station Nine Apartments	Durham, NC	100%	2005	April 16, 2007	312,000	93%
Townlake of Coppell (1)	Coppell, TX	90%	1986	May 22, 2015	351,000	93%
AQ Rittenhouse	Philadelphia, PA	100%	2015	July 30, 2015	92,000	76%
Student-oriented Apartment Communities:
The Edge at Lafayette (1)	Lafayette, LA	78%	2007	January 15, 2008	207,000	99%
Campus Lodge Tampa (1)	Tampa, FL	78%	2001	February 29, 2008	477,000	99%
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	100%	2002	June 30, 2005	409,000	100%
Norfleet Distribution Center	Kansas City, MO	100%	2007	February 27, 2007	702,000	100%
Joliet Distribution Center	Joliet, IL	100%	2005	June 26, 2013	442,000	100%
Suwanee Distribution Center	Suwanee, GA	100%	2013	June 28, 2013	559,000	100%
South Seattle Distribution Center
3800 1st Avenue	Seattle, WA	100%	1968	December 18, 2013	162,000	100%
3844 1st Avenue	Seattle, WA	100%	1949	December 18, 2013	101,000	100%
3601 2nd Avenue	Seattle, WA	100%	1980	December 18, 2013	60,000	100%
Grand Prairie Distribution Center	Grand Prairie, TX	100%	2013	January 22, 2014	277,000	100%
Charlotte Distribution Center	Charlotte, NC	100%	1991	June 27, 2014	347,000	100%
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	100%	1996	April 15, 2015	441,000	100%
4055 Corporate Drive	Grapevine, TX	100%	1996	April 15, 2015	202,000	100%
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	100%	1985	September 30, 2015	31,000	100%
1225 Michael Drive	Wood Dale, IL	100%	1985	September 30, 2015	109,000	100%
1300 Michael Drive	Wood Dale, IL	100%	1985	September 30, 2015	71,000	100%
1301 Mittel Drive	Wood Dale, IL	100%	1985	September 30, 2015	53,000	100%
1350 Michael Drive	Wood Dale, IL	100%	1985	September 30, 2015	56,000	100%
2501 Allan Drive	Elk Grove, IL	100%	1985	September 30, 2015	198,000	74%
2601 Allan Drive	Elk Grove, IL	100%	1985	September 30, 2015	124,000	100%
Office Segment:
Monument IV at Worldgate	Herndon, VA	100%	2001	August 27, 2004	228,000	100%
111 Sutter Street	San Francisco, CA	100%	1926/2001(2)	March 29, 2005	286,000	94%
14600 Sherman Way	Van Nuys, CA	100%	1991	December 21, 2005	50,000	94%
14624 Sherman Way	Van Nuys, CA	100%	1981	December 21, 2005	53,000	89%
36 Research Park Drive	St. Charles, MO	100%	2007	June 13, 2007	81,000	100%
Railway Street Corporate Centre	Calgary, Canada	100%	2007	August 30, 2007	135,000	74%
140 Park Avenue	Florham Park, NJ	100%	2015	December 21, 2015	100,000	100%
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	88%	2006	June 15, 2007	306,000	96%
Grand Lakes Marketplace (1)	Katy, TX	90%	2012	September 17, 2013	131,000	100%
Oak Grove Plaza	Sachse, TX	100%	2003	January 17, 2014	120,000	89%
Rancho Temecula Town Center	Temecula, CA	100%	2007	June 16, 2014	165,000	90%
Skokie Commons	Skokie, IL	100%	2015	May 15, 2015	96,800	97%
Whitestone Market	Austin, TX	100%	2003	September 30, 2015	145,000	100%
Maui Mall	Kahului, HI	100%	1971	December 22, 2015	235,000	91%

Other Segment:
South Beach Parking Garage (3)	Miami, FL	100%	2001	January 28, 2014	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (4)	Chicago, IL	100%	2003	December 23, 2014	167,000	N/A
NYC Retail Portfolio (5)	NY/NJ	14%	1996	December 8, 2015	2,700,000	99%

(1)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(2)	Built in 1926 and renovated in 2001.

(3)	The parking garage contains 343 stalls. This property is owned leasehold.

(4)	We own a condominium interest in the building that contains a 366 stall parking garage.

(5)	On December 8, 2015, we acquired an approximate 14% interest in a portfolio of 15 urban infill retail properties located in the greater New York City area.

ACQUISITIONS
2015 Acquisitions
On April 15, 2015, we acquired DFW Distribution Center, a two building, 643,000 square foot industrial property located in Grapevine, Texas, for approximately $44,200. The acquisition was financed with a ten-year mortgage loan in the amount of $17,720 that bears interest at a fixed-rate of 3.23%, and cash on hand. The property is 100% leased to nine tenants.

On May 15, 2015, we acquired Skokie Commons, a newly constructed 93,000 square foot grocery-anchored retail property located in Skokie, Illinois, for approximately $43,800. The acquisition was financed with a ten-year mortgage loan in the amount of $24,400 that bears interest at a fixed-rate of 3.31%, and cash on hand. On December 18, 2015, we acquired an adjacent parcel of land under a ground lease to Bank of America. The land was acquired for $4,700 and was funded with cash on hand.

On May 22, 2015, we acquired a 90% interest in Townlake of Coppell, a 398 unit garden style apartment property located in Coppell, Texas, for approximately $43,200. The acquisition was financed with a five-year mortgage loan in the amount of $28,800 that bears interest at a fixed-rate of 3.25%, and cash on hand.

On July 30, 2015, we acquired AQ Rittenhouse, a newly constructed Class A apartment property located near Rittenhouse Square in Philadelphia, Pennsylvania, for approximately $51,000. The 110 unit, 12 story apartment building is complemented by 13,000 square feet of fully leased ground floor commercial space. The acquisition was financed with a ten-year mortgage loan in the amount of $26,370 that bears interest at a fixed-rate of 3.65%, and cash on hand.

On September 30, 2015, we acquired Whitestone Market, a 145,000 square foot, 100% leased, grocery anchored retail center for approximately $51,500. Whitestone Market, located in Austin, Texas, is anchored by an HEB grocery store and was funded with cash on hand. On November 23, 2015, we entered into a ten-year mortgage loan in the amount of approximately $25,800 that bears interest at a fixed-rate of 3.58%.

On September 30, 2015, we acquired O'Hare Industrial Portfolio, a seven property, 642,000 square foot, 92% occupied industrial portfolio for approximately $71,000. O'Hare Industrial Portfolio is located near O'Hare Airport just outside Chicago, Illinois and was funded with cash on hand.
On December 8, 2015, we acquired an approximate 28% interest in a newly formed fund, Madison NYC Core Retail Partners, L.P. (the "Retail Fund"), which acquired an approximate 49% interest in entities that own 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. The NYC Retail Portfolio contains approximately 2,700,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey. In accordance with authoritative guidance the NYC Retail Portfolio will be accounted for as an investment in an unconsolidated real estate affiliate. The acquisition was funded with cash on hand. LaSalle advises two other institutional clients who also entered into agreements to acquire interests in the Retail Fund as limited partners. As a result LaSalle advises clients representing an approximate 90% ownership in the Retail Fund.

On December 21, 2015, we acquired 140 Park Avenue, a newly constructed 100,000 square foot medical office building located in Florham Park, New Jersey, for approximately $45,600. The property is 100% leased for 15 years to Summit Medical Group. The acquisition was funded using cash on hand.

On December 22, 2015, we acquired Maui Mall, a 235,000 square foot, 91% leased, grocery anchored retail center built in 1971 and expanded in 1995, located on the island of Maui in Hawaii and anchored by Whole Foods, Regal Cinemas, CVS and TJ Maxx for approximately $91,100. The acquisition was funded using a draw on our line of credit of $37,000 and cash on hand.
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
On June 16, 2014, we acquired Rancho Temecula Town Center, a 165,000 square foot retail property located in Temecula, California, for approximately $60,000. The acquisition was financed with a 12-year fixed rate mortgage loan in the amount of $28,000 which bears interest at a fixed rate of 0.04%, interest-only and cash on hand.
On June 27, 2014, we acquired Charlotte Distribution Center, a 347,000 square foot industrial building located in Charlotte, North Carolina, for approximately $25,550, using cash on hand. The property is 100% leased to a single tenant for 14 years.
On December 23, 2014, we acquired a condominium interest in Chicago Parking Garage, a 366 stall, multi-level parking facility located in Chicago, Illinois for approximately 16,900, using cash on hand. In accordance with authoritative guidance, Chicago Parking Garage will be accounted for as an investment in an unconsolidated real estate affiliate.
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
DISPOSITIONS
2015 Dispositions
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

FINANCING
The following is a summary of the mortgage notes for our consolidated properties as of December 31, 2015:

Property	Interest Rate		Maturity Date	Principal Balance
Campus Lodge Tampa		5.95%	October, 2016	$31,730
Norfleet Distribution Center	LIBOR +	2.75	February, 2017	12,000
Station Nine Apartments		5.50	May, 2017	36,885
The District at Howell Mill		6.14	June, 2017	9,535
Railway Street Corporate Centre (1)		5.16	September, 2017	20,314
The Edge at Lafayette	LIBOR +	2.49	December, 2018	17,680
Grand Prairie Distribution Center		3.58	April, 2019	8,600
Townlake of Coppell		3.25	June, 2020	28,800
Suwanee Distribution Center		3.66	October, 2020	19,100
111 Sutter Street		4.50	April, 2023	53,922
Grand Lakes Marketplace		4.20	October, 2023	23,900
Oak Grove Plaza		4.17	February, 2024	10,213
South Seattle Distribution Center		4.38	March, 2024	19,500
Charlotte Distribution Center		3.66	September, 2024	10,220
Skokie Commons		3.31	June, 2025	24,400
DFW Distribution Center		3.23	June, 2025	17,720
AQ Rittenhouse		3.65	September, 2025	26,370
Whitestone Market		3.58	December, 2025	25,750
Rancho Temecula Town Center		4.02	July, 2026	28,000
The District at Howell Mill		5.30	March, 2027	32,976

On June 8, 2015, we extended our existing $40,000 revolving line of credit agreement with Bank of America, N.A. The line of credit contains an accordion feature that allows us to increase the facility to $100,000, which we exercised in December 2015. The line of credit has a two-year term with a one-year extension at our option and bears interest based on LIBOR plus a spread ranging from 1.35% to 2.10% depending on our leverage ratio (1.60% spread at December 31, 2015). We intend to use the line of credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our line of credit if we experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of December 31, 2015, we believe no material adverse effects had occurred. Our line of credit requires us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. As of December 31, 2015, we had $30,000 in borrowings outstanding on the revolving line of credit.

At December 31, 2015, we were in compliance with all debt covenants.
INSURANCE
We believe our properties are adequately covered by insurance consistent with the terms and levels of coverage that are standard in our industry.

OPERATING STATISTICS
We generally hold investments in properties with higher occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2015:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	% of the Aggregate Market Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	5	1,438,000	18%	95%	16%	$16.48
Industrial	18	4,345,000	54	99	25	4.28
Office	7	933,000	11	93	27	32.74
Retail	7	1,197,000	15	94	30	19.22
Other	1	130,000	2	N/A	2	N/A
Total	38	8,043,000	100%	97%	100%	$11.62

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2015 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of December 31, 2015, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $10.68 for our consolidated properties. As of December 31, 2015, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2016 (2)	40	$6,606	425,000	10%
2017	52	8,173	747,000	13
2018	38	4,290	586,000	7
2019	28	4,044	307,000	6
2020	33	4,306	280,000	7
2021 and thereafter	106	36,800	3,906,000	57
Total	297	$64,219	6,251,000

(1)
Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2015 presented in the year of lease expiration.

(2)
Does not include 2,330 leases totaling approximately 1,366,000 square feet and approximately $22,517 in annualized minimum base rent associated with the five apartment properties we owned as of December 31, 2015.

The following table shows the aggregate occupancy rates for our consolidated properties as of December 31, 2015 and each of the previous five years:

As of December 31,	Occupancy Rate for Consolidated Properties
2015	97%
2014	97
2013	96
2012	92
2011	93
2010	93

The following tables show the occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2015 and 2014:

	Occupancy Rate at December 31, 2015	Occupancy Rate at December 31, 2014	Change
Apartments	95%	95%	—%
Industrial	99	100	(1)
Office	93	96	(3)
Retail	94	97	(3)
Total	97%	97%	—%

	Average Minimum Base Rent per Occupied Square Foot (1)
	December 31, 2015	December 31, 2014	Change
Apartments	$16.48	$14.29	$2.19
Industrial	4.28	4.13	0.15
Office	32.74	31.03	1.71
Retail	19.22	17.80	1.42
Total	$11.62	$12.03	$(0.41)

(1)	Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our apartment properties occupancy rate remained flat while average minimum base rents per occupied square foot increased at December 31, 2015 when compared to December 31, 2014. During 2015, we sold four student-oriented apartment assets which had lower base rents per square foot and we acquired Townlake of Coppell and AQ Rittenhouse which had higher base rents per square foot.
Our industrial properties occupancy rate decreased slightly while average minimum base rents per occupied square foot at December 31, 2015 increased slightly when compared to December 31, 2014 due to the industrial property acquisitions we made during 2015.

Our office properties occupancy rate decreased from December 31, 2014 to December 31, 2015 as a result of a tenant lease expiration at Railway Street Corporate Centre. The average minimum base rent per occupied square foot for our office properties at December 31, 2015 increased when compared to December 31, 2014, primarily due to leasing activity at Monument IV at Worldgate and 111 Sutter Street.
Our retail properties occupancy rate decreased while average minimum base rent per occupied square foot increased for our retail properties at December 31, 2015 when compared to December 31, 2014, primarily due to the acquisitions of Skokie Commons, Whitestone Market and Maui Mall during 2015.
The overall occupancy rate of our properties was unchanged from December 31, 2014 to December 31, 2015. The average minimum base rent per occupied square foot decreased from December 31, 2014 to December 31, 2015, primarily due to acquiring additional industrial properties which have lower rents per square foot than the other property types.

111 Sutter Street

As of December 31, 2015, 111 Sutter Street comprised approximately 9% of our total book value of assets and for the year ended December 31, 2015, 111 Sutter Street represented approximately 14% of our consolidated gross revenues.

	Total Area (Sq Ft)	% of Total Area	% of the Aggregate Market Value of the Portfolio	Average Minimum Base Rent per Occupied Sq Ft (1)
111 Sutter Street	286,000	4%	13%	$48.75

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2015 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of December 31, 2015, the scheduled lease expirations at 111 Sutter Street are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2016	11	$3,150	70,000	27%
2017	3	580	12,000	5
2018	1	43	—	—
2019	5	1,810	31,000	16
2020	13	2,138	49,000	19
2021 and thereafter	18	3,804	102,000	33
Total	51	$11,525	264,000

(1) Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2015 presented in the year of lease expiration.

The following table shows the aggregate occupancy rates for 111 Sutter Street as of December 31, 2015 and each of the previous five years.

As of December 31,	Occupancy Rate
2015	94%
2014	94
2013	90
2012	98
2011	92
2010	88

PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our properties based on their percentage of annualized minimum base rent as of December 31, 2015:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Amazon Corporation LLC	Monument IV at Worldgate	Online Retailer	April 30, 2027	Two 5-year options (3)	$4,961	3%	5%
Musician's Friend	Norfleet Distribution Center	Online Retailer	December 31, 2026	Three 5-year options	2,562	9	3
Summit Medical Group PA	140 Park Avenue	Medical Practice	April 30, 2030	Three 5-year options	2,500	1	3
Mitsubishi Electric	Suwanee Distribution Center	HVAC Systems	July 31, 2023	Two 5-year options	2,328	7	2
The Kroger Co	Oak Grove Plaza & Skokie Commons	Grocey Store	Various	Various	2,130	2	2
Tapjoy Inc	111 Sutter Street	Mobile Technology Services	January 31, 2019	One 5-year option	1,722	—	2
HEB	Whitestone Market	Grocery Store	November 30, 2032	Six 5-year options	1,658	1	2
Sugar Publishing Inc	111 Sutter Street	Publishing	January 31, 2021	One 5-year option	1,636	—	2
Michelin North America Inc	Charlotte Distribution Center	Aircraft Tires	October 31, 2028	One 5-year option	1,558	4	2
Northwestern Mutual	111 Sutter Street	Insurance	February 29, 2016	One 5-year option	1,532	—	2
Total					$22,587	27%	25%

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

(3)
The lease contains a one-time early termination option whereby the tenant can decrease their leased square footage by 108,206 square feet in May 2022. The tenant must provide notice of its intent to reduce its space by August 2021.

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties based on percentage of annualized minimum base rent as of December 31, 2015:

Properties	% of Total Area	% of Minimum Base Rent (1)
111 Sutter Street	4%	14%
Campus Lodge Tampa	6	7
Station Nine Apartments	4	6
Townlake of Coppell	4	6
Monument IV at Worldgate	3	5
The District at Howell Mill	4	5
Maui Mall	3	5
The Edge at Lafayette	3	4
Rancho Temecula Town Center	2	4
O'Hare Industrial Portfolio	8	4
Total	41%	60%

(1)	Minimum base rent is calculated as in-place minimum base rent excluding any above and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.

Item 3.	Legal Proceedings.
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

MARKET FOR COMMON EQUITY
We have five classes of common stock authorized as of December 31, 2015, Class A, Class M, Class A-I, Class M-I and Class D. On January 16, 2015, our First Extended Public Offering was declared effective, pursuant to which we sell to the public shares of Class A, Class M, Class A-I and Class M-I common stock. On March 3, 2015, we commenced a new private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. The fees payable to our dealer manager with respect to each outstanding share of each class, as a percentage of NAV, are as follows:
First Extended Public Offering

	Selling Commission	Dealer Manager Fee
Class A Shares	up to 3.5%	1.05%
Class M Shares	None	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	None	0.05%
Private Offering

	Selling Commission	Dealer Manager Fee
Class D Shares	up to 1.0%	None
The selling commission and dealer manager fee are offering costs and will be recorded as a reduction of capital in excess of par value.
Our common stock is not currently traded on any exchange and there is no established public trading market for our common stock. As of March 10, 2016, there were 8,153 stockholders of record of our common stock, including 5,657 holders of Class A, 2,424 holders Class M, 35 holders Class A-I, 36 holders of Class M-I, and 1 holder of Class D shares.
NAV per Share

Beginning on October 1, 2012, at the end of each day the New York Stock Exchange is open for unrestricted trading, before taking into consideration additional issuances of shares of common stock, repurchases or class-specific expense accruals for that day, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class's relative percentage of the previous aggregate NAV. Changes in our daily NAV reflect factors including, but not limited to, our portfolio income, interest expense and unrealized/realized gains (losses) on assets, and accruals for the advisory fees. The portfolio income is calculated and accrued on the basis of data extracted from (1) the annual budget for each property and at the company level, including organization and offering expenses incurred after commencement of a public offering and certain operating expenses, (2) material, unbudgeted non-recurring income and expense events such as capital expenditures, prepayment penalties, assumption fees, tenant buyouts, lease termination fees and tenant turnover with respect to our properties when our Advisor becomes aware of such events and the relevant information is available and (3) material property acquisitions and dispositions occurring during the month. For the first month following a property acquisition, we calculate and accrue portfolio income with respect to such property based on the performance of the property before the acquisition and the contractual arrangements in place at the time of the acquisition, as identified and reviewed through our due diligence and underwriting process in connection with the acquisition. On an ongoing basis, our Advisor adjusts the accruals to reflect actual operating results and to appropriately reflect the outstanding receivable, payable and other account balances resulting from the accumulation of daily accruals for which financial information is available. The daily accrual of portfolio income also includes reimbursements to our Advisor and dealer manager for organization and offering expenses incurred prior to the date the offering commences and paid on our behalf, which we are reimbursing over the 36 months following the date the offering commences. For the purpose of calculating our NAV, all organization and offering costs incurred after the date the offering commences are recognized as expenses when incurred, and acquisition expenses with respect to each acquired property will be amortized on a daily basis over a five year period following the acquisition date.

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

Properties held through joint ventures are valued in a manner that is consistent with the guidelines described above for wholly-owned properties. Once the value of a property held by the joint venture is determined by an independent appraisal, the value of our interest in the joint venture would then be determined by applying the distribution provisions of the applicable joint venture agreements to the value of the underlying property held by the joint venture.

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

Our Advisor includes the book value of our liabilities as part of our NAV calculation. Our liabilities include the fees payable to our Advisor and dealer manager, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. All liabilities are valued at cost. Costs and expenses that relate to a particular loan will be amortized over the life of the loan. We allocate the financing costs and expenses incurred in connection with obtaining multiple loans that are not directly related to any single loan among the applicable loans, generally pro rata based on the amount of proceeds from each loan. Liabilities allocable to a specific class of shares are only included in the NAV calculation for that class. For non-recourse, property-level mortgages that exceed the value of the underlying property, we assume a value of zero for purposes of the property and the mortgage in the determination of our NAV.
NAV as of December 31, 2015
The following table presents our historical NAV per share for each period indicated below:

	NAV per Share
Quarter Ended	Class A	Class M	Class A-I	Class M-I	Class D
December 31, 2015	$11.17	$11.20	$11.20	$11.20	$11.19
September 30, 2015	11.08	11.10	11.11	11.11	11.10
June 30, 2015	10.76	10.78	10.79	10.79	10.78
March 31, 2015	10.64	10.66	10.67	10.67	10.66
December 31, 2014	10.55	10.57	10.57	10.57	10.56
September 30, 2014	10.42	10.44	—	10.44	10.43
June 30, 2014	10.32	10.34	—	—	—
March 31, 2014	10.24	10.26	—	—	—
The increase in NAV from December 31, 2014 is primarily related to an overall 3.4% increase in the values of our properties during 2015.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2015:

	December 31, 2015
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$649,538	$489,821	$107,397	$58,934	$136,610
Debt	(246,853)	(186,153)	(40,816)	(22,398)	(51,918)
Other assets and liabilities, net	11,576	8,778	1,915	1,051	2,435
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$414,261	$312,446	$68,496	$37,587	$87,127
Number of outstanding shares	37,092,768	27,909,411	6,116,812	3,356,619	7,787,823
NAV per share	$11.17	$11.20	$11.20	$11.20	$11.19

(1)	The value of our real estate investments was greater than the historical cost by approximately 3.3% as of December 31, 2015.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2014:

	December 31, 2014
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$294,228	$426,336	$83,480	$13,398	$61,164
Debt	(129,344)	(187,420)	(36,698)	(5,890)	(26,888)
Other assets and liabilities, net	5,794	8,396	1,644	264	1,205
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$170,678	$247,312	$48,426	$7,772	$35,481
Number of outstanding shares	16,243,819	23,432,192	4,580,309	735,052	3,358,562
NAV per share	$10.55	$10.57	$10.57	$10.57	$10.56
(1) The value of our real estate investments was less than the historical cost by approximately 2.8% as of December 31, 2014.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2015:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	6.54%	6.31%	6.36%	6.07%	7.25%	6.32%
Discount rate/internal rate of return (IRR)	7.84	7.06	7.28	6.94	8.39	7.29
Annual market rent growth rate	2.98	3.10	2.96	3.11	3.59	3.06
Holding period (years)	10.00	10.00	10.00	10.00	23.63	10.38

(1)	The Other category includes South Beach Parking Garage, which is subject to a ground lease. The appraisal of the garage incorporated discounted cash flows over the remaining term of the ground lease.
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2015 of 0.25% would yield a decrease in our total real estate investment value of 1.2% and our NAV per share class would have been $10.96, $10.98, $10.99, $10.98 and $10.97 for Class A, Class M, Class A-I, Class M-I and Class D, respectively. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2014 of 0.25% would yield a decrease in our total real estate asset value of 1.87% and our NAV per share as of December 31, 2014 would have been $10.22, $10.23, $10.23, $10.24 and $10.23 for Class A, Class M, Class A-I, Class M-I and Class D, respectively.
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

REGISTERED SALES OF EQUITY SECURITIES
On October 1, 2012 our registration statement on Form S-11 (Commission File No. 333-177963), registering our Initial Public Offering of up to $3,000,000 in any combination of Class A and Class M shares of our common stock, was declared effective by the SEC under the Securities Act and we commenced our Initial Public Offering. We offered up to $2,700,000 in shares of our common stock to the public in our primary offering and up to $300,000 of shares of our common stock pursuant to our distribution reinvestment plan. The per share purchase price for shares sold in the Initial Public Offering varied from day-to-day and, on each day, equaled our NAV per share for each class of common stock, plus, for Class A shares only, applicable selling commissions. As of January 15, 2015, the date our Initial Public Offering terminated, we had raised aggregate gross proceeds from the sale of shares of our Class A and Class M common stock in our Initial Public Offering of $216,037 and $52,944, respectively.
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

On June 18, 2014, we filed a registration statement on Form S-11 (Commission File No. 333-196886) with the SEC to register a public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. On January 16, 2015, this First Extended Public Offering was declared effective by the SEC and the Initial Public Offering automatically terminated. We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor (the "Dealer Manager") served as the dealer manager for our Initial Public Offering and continues to serve as the dealer manager for the First Extended Public Offering.
From January 16, 2015 through December 31, 2015, we recognized selling commissions, dealer manager fees and organization and other offering costs in our First Extended Public Offering in the amounts set forth below:

Selling commissions and dealer manager fees	$5,971
Other organization and offering costs	5,788
Total expenses	11,759
Total public offering proceeds (excluding DRIP proceeds)	343,267
Percentage of public offering proceeds used to pay for organization and offering costs	1.69%
From January 16, 2015 through December 31, 2015, the net offering proceeds to us from the sale of Class A, Class M, Class A-I, and Class M-I shares in the First Extended Public Offering, after deducting the total expenses incurred as described above, were approximately $218,650, $64,139, $21,457, and $27,261, respectively. As of December 31, 2015, we have raised $13,630 from the sale of shares pursuant to our distribution reinvestment plan, including $7,562 from the sale of 689,755 Class A shares, $2,475 from the sale of 225,073 Class M shares, $553 from the sale of 50,037 Class A-I shares, $892 from the sale of 80,879 Class M-I shares, and $2,147 from the sale of 194,809 Class D shares. As of December 31, 2015, 37,092,768 shares of Class A common stock, 27,909,411 shares of Class M common stock, 6,116,812 shares of Class A-I common stock, and 3,356,619 shares of Class M-I common stock were outstanding, and held by a total of 7,139 stockholders.

We intend to use the net proceeds from our offerings, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and guidelines, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan. As of December 31, 2015, net proceeds from our First Extended Public Offering have been allocated to reduce borrowings by $9,250 and to purchase interests in real estate of $322,257.

UNREGISTERED SALES OF EQUITY SECURITIES
On June 19, 2014, we commenced the Initial Private Offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock. Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with indefinite duration. As of December 31, 2015, we have raised aggregate gross proceeds from the sale of 4,429,043 Class D shares in our Follow-on Private Offering of $49,147. The shares of common stock issued in the Private Offering were issued in transactions exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The Dealer Manager also serves as the dealer manager for the Follow-on Private Offering.
During the year ended December 31, 2015, we have received $2,147 from the sale of 194,809 Class D shares pursuant to our distribution reinvestment plan.
ISSUER PURCHASES OF EQUITY SECURITIES

Share Repurchase Plan
On October 1, 2012, we adopted a share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter. For the year ended December 31, 2013 we repurchased 31,229 and 71,685 shares of Class A and Class M common stock, respectively, for a total of approximately $619 pursuant to our share repurchase plan. On December 2, 2014, our board of directors voted unanimously to increase the repurchase limitation under our share repurchase plan for the quarter ended December 31, 2014 from 5% of the combined NAV of all classes of shares to 6% of the combined NAV of all classes of shares as of September 30, 2014. For the year ended December 31, 2014, we repurchased 292,407 and 2,814,586 shares of Class A and Class M common stock, respectively, for a total of approximately $32,604 pursuant to our share repurchase plan. For the year ended December 31, 2015, we repurchased 494,216, 1,840,770 and 615,509 shares of Class A, Class M, and Class A-I common stock, respectively, for a total of approximately $32,082 pursuant to our share repurchase plan. To date, we have neither deferred nor rejected any request for repurchase under our share repurchase plan. All redemptions were paid out from offering proceeds.
During the quarter ended December 31, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
October 1-October 31, 2015	220,163	$11.14	220,163	—
November 1-November 30, 2015	182,434	$11.27	182,434	—
December 1-December 31, 2015	396,571	$11.28	396,571	—
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

Our board of directors declared quarterly distributions of $0.10 per share for the first, second and third quarters of 2013. Our board of directors declared quarterly distributions of $0.11 per share for each of the fourth quarter of 2013 and the first and second quarters of 2014. Our board of directors declared quarterly distributions of $0.12 per share for each of the third and fourth quarters of 2014 and for each of the quarters of 2015. On March 8, 2016, our board of directors declared a quarterly dividend of $0.12 per share for the first quarter of 2016. The distribution will be paid on or around May 2, 2016. Stockholders will receive $0.12 per share less applicable class-specific fees. There is no guarantee that we will continue to pay distributions at this rate in the future, or at all.

Year	Distributions Declared Per Share	Total Distributions Declared	Annualized Rate of Return (1)
2013	$0.41	$14,228	4.03%
2014	0.46	18,421	4.35
2015	0.48	27,937	4.33

(1)	Annualized rate of return calculated using the weighted average NAV of our common stock as of December 31.

The following table summarizes our distributions paid over the last three fiscal years:

	For the Year Ended December 31,
	2015	2014	2013
Distributions:
Paid in cash	$10,811	$11,631	$11,353
Reinvested in shares	13,630	5,505	1,998
Total Distributions	24,441	17,136	13,351
Source of Distributions:
Cash flow from operating activities	24,441	17,136	13,351
Financing activities	—	—	—
Total Sources of Distributions	$24,441	$17,136	$13,351

The following table summarizes our distributions paid for each quarter of the last fiscal year:

	For the three months ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Paid in cash	$2,791	$2,686	$2,599	$2,735
Reinvested in shares	4,837	3,479	2,904	2,410
Total distributions	$7,628	$6,165	$5,503	$5,145
Net cash provided by operating activities	$4,442	$8,643	$7,134	$6,702
Funds from operations	6,600	6,296	7,086	6,244
Total net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	(7,466)	(3,289)	(352)	23,512

Distribution Reinvestment Plan
Our distribution reinvestment plan allows stockholders to elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share on the distribution date. For the year ended December 31, 2013, we issued 196,790 shares of common stock for $1,998 under the distribution reinvestment plan. For the year ended December 31, 2014, we issued 529,036 shares of common stock for $5,505 under the distribution reinvestment plan. For the year ended December 31, 2015, we issued 1,240,552 shares of common stock for $13,630 under the distribution reinvestment plan.

Tax Treatment of Distributions
For the year ended December 31, 2015, we paid distributions to stockholders of approximately $24,441 and for the year ended December 31, 2014, we paid distributions to stockholders of approximately $17,136. For income tax purposes, 100% of the distributions paid in 2015 and 2014 will qualify as a nondividend distribution or return of capital. The distribution declared on November 5, 2015, paid on February 5, 2016, will be taxable in 2016 and is not reflected in the 2015 tax allocation.
The table below summarizes the income tax treatment of distributions paid to Class A stockholders during the year ended December 31, 2015:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2014	2/6/2015	$0.09345	$—	—%	$—	—%	$0.09345	100.00%
3/30/2015	5/1/2015	0.09447	—	—	—	—	0.09447	100.00
6/29/2015	8/7/2015	0.09557	—	—	—	—	0.09557	100.00
9/29/2015	11/6/2015	0.09501	—	—	—	—	0.09501	100.00
Total		$0.37850	$—	—%	$—	—%	$0.37850	100.00%
(1) Distributions per share are net of dealer manager fees of 1.05% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M stockholders during the year ended December 31, 2015:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2014	2/6/2015	$0.11190	$—	—%	$—	—%	$0.11190	100.00%
3/30/2015	5/1/2015	0.11209	—	—	—	—	0.11209	100.00
6/29/2015	8/7/2015	0.11218	—	—	—	—	0.11218	100.00
9/29/2015	11/6/2015	0.11203	—	—	—	—	0.11203	100.00
Total		$0.44820	$—	—%	$—	—%	$0.44820	100.00%
(1) Distributions per share are net of dealer manager fees of 0.30% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class A-I stockholders during the year ended December 31, 2015:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2014	2/6/2015	$0.11255	$—	—%	$—	—%	$0.11255	100.00%
3/30/2015	5/1/2015	0.11223	—	—	—	—	0.11223	100.00
6/29/2015	8/7/2015	0.11221	—	—	—	—	0.11221	100.00
9/29/2015	11/6/2015	0.11209	—	—	—	—	0.11209	100.00
Total		$0.44908	$—	—%	$—	—%	$0.44908	100.00%
(1) Distributions per share are net of dealer manager fees of 0.30% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M-I stockholders during the year ended December 31, 2015:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2014	2/6/2015	$0.11897	$—	—%	$—	—%	$0.11897	100.00%
3/30/2015	5/1/2015	0.11935	—	—	—	—	0.11935	100.00
6/29/2015	8/7/2015	0.11883	—	—	—	—	0.11883	100.00
9/29/2015	11/6/2015	0.11877	—	—	—	—	0.11877	100.00
Total		$0.47592	$—	—%	$—	—%	$0.47592	100.00%
(1) Distributions per share are net of dealer manager fees of 0.05% of NAV.

The table below summarizes the income tax treatment of distributions paid to Class D stockholders during the year ended December 31, 2015:

Record Date	Payment Date	Net Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2014	2/6/2015	$0.12000	$—	—%	$—	—%	$0.12000	100.00%
3/30/2015	5/1/2015	$0.12000	—	—	—	—	0.12000	100.00
6/29/2015	8/7/2015	$0.12000	—	—	—	—	0.12000	100.00
9/29/2015	11/6/2015	$0.12000	—	—	—	—	0.12000	100.00
Total		$0.48000	$—	—%	$—	—%	$0.48000	100.00%
The table below summarizes the income tax treatment of distributions paid to Class A stockholders during the year ended December 31, 2014:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2013	2/7/2014	$0.08444	$—	—%	$—	—%	$0.08444	100.00%
3/28/2014	5/2/2014	0.08460	—	—	—	—	0.08460	100.00
6/27/2014	8/1/2014	0.08455	—	—	—	—	0.08455	100.00
9/29/2014	11/7/2014	0.09356	—	—	—	—	0.09356	100.00
Total		$0.34715	$—	—%	$—	—%	$0.34715	100.00%
(1) Distributions per share are net of dealer manager fees of 1.05% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M stockholders during the year ended December 31, 2014:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2013	2/7/2014	$0.09593	$—	—%	$—	—%	$0.09593	100.00%
3/28/2014	5/2/2014	0.09619	—	—	—	—	0.09619	100.00
6/27/2014	8/1/2014	0.09804	—	—	—	—	0.09804	100.00
9/29/2014	11/7/2014	0.11090	—	—	—	—	0.11090	100.00
Total		$0.40106	$—	—%	$—	—%	$0.40106	100.00%
(1) Distributions per share are net of dealer manager fees of 0.55% of NAV from January 1, 2014 to May 31, 2014, thereafter reduced to 0.30% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M-I stockholders during the year ended December 31, 2014:

Record Date	Payment Date	Total Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
9/29/2014	11/7/2014	$0.11902	$—	—%	$—	—%	$0.11902	100.00%
Total		$0.11902	$—	—%	$—	—%	$0.11902	100.00%
(1) Distributions per share are net of dealer manager fees of 0.05% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class D stockholders during the year ended December 31, 2014:

Record Date	Payment Date	Total Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital
9/29/2014	11/7/2014	$0.12000	$—	—%	$—	—%	$0.12000	100.00%
Total		$0.12000	$—	—%	$—	—%	$0.12000	100.00%
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

	Year ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Total revenues	$93,230	$98,202	$76,516	$57,108	$61,498
Income (loss) from continuing operations	18,351	5,007	(34,804)	25,304	(4,719)
Income (loss) from discontinued operations	—	808	4,363	12,031	(14,919)
Income (loss) from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.20	$0.09	$(0.80)	$0.99	$(0.19)
Weighted average shares outstanding	61,237,711	45,658,735	36,681,847	25,651,220	23,938,406
Cash distributions declared per common share	$0.48000	$0.46000	$0.41000	$0.38517	$0.09506

Other Data:
Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc. (1)	$26,226	$31,128	$28,268	$21,544	$23,709
Funds from operations per share–basic and diluted (1)	$0.43	$0.68	$0.77	$0.84	$0.99

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$1,322,692	$898,766	$774,939	$842,034	$835,050
Total mortgage notes and other debt payable (2)	488,092	421,331	357,806	492,985	582,495
Total equity	784,923	441,124	391,348	317,085	231,079

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
FFO does not give effect to real estate depreciation and amortization because these amounts are computed to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides stockholders with an additional view of our operating performance. We also use Adjusted FFO ("AFFO") as a supplemental measure of operating performance. We define AFFO as FFO adjusted for straight-line rental income, amortization of above- and below-market leases, amortization of net discount on assumed debt, gains or losses on the extinguishment or modification of debt, performance fees based on the investment returns on shares of our common stock and acquisition related costs.
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
The following table presents a reconciliation of net income (loss) to FFO for the periods presented:

Reconciliation of net income (loss) to FFO	Year ended December 31,
	2015	2014	2013	2012	2011
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	12,045	5,053	(24,947)	37,476	(19,388)
Plus: Real estate depreciation and amortization (1)	33,007	26,516	32,396	23,902	28,163
(Gain) loss on disposition of property	(23,754)	(181)	(22,556)	117	—
Gain on consolidation of real estate affiliate	—	—	—	(34,852)	—
Gain on transfer of property	—	(260)	—	(6,012)	—
Impairment of depreciable real estate (1)	4,928	—	43,375	913	14,934
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$26,226	$31,128	$28,268	$21,544	$23,709
Weighted average shares outstanding, basic and diluted (2)	61,237,711	45,658,735	36,681,847	25,651,220	23,938,406
FFO per share, basic and diluted (2)	$0.43	$0.68	$0.77	$0.84	$0.99

(1)	Includes amounts attributable to discontinued operations and our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)
On October 1, 2012, we declared a stock dividend with respect to all Class E shares at a ratio of 4.786-to-1. The effects of the stock dividend have been applied retroactively to all share and per share amounts for all periods presented.

The following table presents a reconciliation of FFO to AFFO for the periods presented:

Reconciliation of FFO to AFFO	Year ended December 31,
	2015	2014	2013	2012	2011
FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$26,226	$31,128	$28,268	$21,544	$23,709
Straight-line rental income (1)	(1,588)	(2,245)	(3,178)	(269)	(146)
Amortization of above- and below-market leases (1)	(1,584)	(1,395)	(4,844)	(886)	(2,017)
Amortization of net discount on assumed debt (1)	(319)	(311)	(687)	(364)	(239)
Loss (gain) on derivative instruments and extinguishment or modification of debt	1,183	(34)	(184)	(8,595)	—
Adjustment for investment accounted for under the fair value option	305	—	—	—	—
Performance fees	2,280	251	—	—	—
Acquisition expenses (1)	2,868	545	566	33	—
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$29,371	$27,939	$19,941	$11,463	$21,307
Weighted average shares outstanding, basic and diluted (2)	61,237,711	45,658,735	36,681,847	25,651,220	23,938,406
AFFO per share, basic and diluted (2)	$0.48	$0.61	$0.54	$0.45	$0.89

(1)	Includes amounts attributable to discontinued operations and our ownership share of both consolidated properties and unconsolidated real estate affiliates.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2015 were comprised of:

Apartments

•	Station Nine Apartments,

•	The Edge at Lafayette,

•	Campus Lodge Tampa,

•	Townlake of Coppell (acquired in 2015) and

•	AQ Rittenhouse (acquired in 2015).

Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center (acquired in 2013),

•	Suwanee Distribution Center (acquired in 2013),

•	South Seattle Distribution Center (acquired in 2013),

•	Grand Prairie Distribution Center (acquired in 2014),

•	Charlotte Distribution Center (acquired in 2014),

•	DFW Distribution Center (acquired in 2015) and

•	O'Hare Industrial Portfolio (acquired in 2015).

Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	14600 Sherman Way,

•	14624 Sherman Way,

•	36 Research Park Drive,

•	Railway Street Corporate Centre and

•	140 Park Avenue (acquired in 2015).

Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace (acquired in 2013),

•	Oak Grove Plaza (acquired in 2014),

•	Rancho Temecula Town Center (acquired in 2014),

•	Skokie Commons (acquired in 2015),

•	Whitestone Market (acquired in 2015) and

•	Maui Mall (acquired in 2015).

Other

•	South Beach Parking Garage (acquired in 2014).

Discontinued Operations and Sold Properties (1)

•	Canyon Plaza (sold in 2013, excluded from December 31, 2013 Consolidated Properties),

•	the Dignity Health Disposition Portfolio (sold in 2013, excluded from December 31, 2013 Consolidated Properties),

•	Stirling Slidell Shopping Centre (sold in 2014, excluded from December 31, 2014 Consolidated Properties)

•	4 Research Park Drive (disposed of in 2014, excluded from December 31, 2014 Consolidated Properties),

•	Cabana Beach San Marcos (sold in 2015, excluded from December 31, 2015 Consolidated Properties),

•	Cabana Beach Gainesville (sold in 2015, excluded from December 31, 2015 Consolidated Properties),

•	Campus Lodge Athens (sold in 2015, excluded from December 31, 2015 Consolidated Properties) and

•	Campus Lodge Columbia (sold in 2015, excluded from December 31, 2015 Consolidated Properties).

(1)
In April 2014, FASB issued new guidance requiring reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We adopted this guidance during 2014 effective January 1, 2014 and thus our 2014 and 2015 sales are not classified as discontinued operations.

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of:

December 31, 2015	December 31, 2014	December 31, 2013
New York City Retail Portfolio (1)	Chicago Parking Garage (2)	N/A
Chicago Parking Garage (2)
(1) Investment was acquired on December 8, 2015. The company has elected the Fair Value Option to account for this investment.
(2) Property was acquired on December 23, 2014.
Our primary business is the ownership and management of a diversified portfolio of apartment, industrial, office, retail and other properties primarily located in the United States. It is expected that over time our real estate portfolio will be further diversified on a global basis and will be complemented by investments in real estate-related assets.

We are managed by our Advisor, LaSalle Investment Management, Inc., a subsidiary of our Sponsor, Jones Lang LaSalle Incorporated (NYSE: JLL), a leading global financial and professional services firm that specializes in commercial real estate services. We hire property management and leasing companies to provide the on-site, day-to-day management and leasing services for our properties. When selecting a property management or leasing company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management and leasing service providers that include large national real estate service firms, including an affiliate of our Advisor and smaller local firms.
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

Estimated Percent of Fair Value as of December 31, 2015

Future Lease Expirations
The future lease expiration table represents the lease expirations by both total square feet and annualized minimum base rents for current tenants of our Consolidated Properties.

Year	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2016 (2)	425,000	$6,606	10%
2017	747,000	8,173	13
2018	586,000	4,290	7
2019	307,000	4,044	6
2020	280,000	4,306	7
2021	143,000	2,635	4
2022	414,000	4,448	7
2023	1,092,000	5,714	9
2024	441,000	4,121	6
2025 and thereafter	1,816,000	19,882	31

(1)	Amount calculated as annualized in-place minimum base rent excluding any straight line rents, tenant recoveries and percentage rent revenues.

(2)
Does not include 2,330 short-term leases totaling approximately 1,366,000 square feet and approximately $22,517 in annualized minimum base rent associated with the seven apartment properties as of December 31, 2015.

Ten-Year Debt Repayment
The ten-year debt repayment table represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated Properties.

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2016	$33,274	7%	5.91%
2017	110,028	23	3.73
2018	19,994	4	3.11
2019	11,309	2	3.79
2020	50,431	10	3.47
2021	3,150	1	4.41
2022	3,292	1	4.42
2023	74,652	15	4.40
2024	35,347	7	4.16
2025 and thereafter	146,138	30	3.90
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
Dealer Manager Fee Accounting
No authoritative GAAP guidance specifically addresses the accounting treatment for dealer manager fees.  Dealer manager fees are accrued daily into our NAV based on a specified percentage for each publicly offered share class multiplied by the NAV of that share class at the end of each day. There are two acceptable accounting practices used by the industry to account for dealer manager fees in GAAP based financial statements. The first practice involves accruing the liability for the dealer manager fees on a daily basis as offering costs, which are recorded as a reduction of capital in excess of par value. The second practice involves accruing all future dealer manager fees on the day the share of stock is sold, up to the maximum ten percent as allowed under applicable regulations. The Company has selected the first practice as its accounting policy. The Company selected the policy of accruing dealer manager fees on a daily basis because we are obligated to pay the fee every day that a share of common stock is outstanding until it has been repurchased or we have reached the ten percent limit.  The Company believes dealer manager fees are offering costs and recorded as a reduction of capital in excess of par value as there are limited ongoing services required to be performed in order for the dealer manager fee to be paid to our Dealer Manager.  In addition, the Dealer Manager reallows a majority of the dealer manager fee to participating broker dealers who receive the fee as compensation for providing services to the stockholders. For common stock sold in the Initial Public Offering and First Extended Public Offering through December 31, 2015, the Company estimates it will pay out an additional $39,508 in offering costs, primarily in the form of dealer manager fees, which are not reflected on our Consolidated Balance Sheet as of December 31, 2015. We estimate the offering costs to be paid out over the next ten years.
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
On March 3, 2015, we commenced a new private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offerings will be used for the same corporate purposes as the proceeds of the First Extended Public Offering.

Capital Raised and Use of Proceeds
As of December 31, 2015, we have raised gross proceeds of over $760,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $940,000 of real estate investments, deleverage the company by repaying mortgage loans of approximately $240,000 and repurchase shares of our common stock of approximately $140,000.
We have executed on a number of our key strategic initiatives during 2015, including:
Property Acquisitions

•	purchased DFW Distribution Center for $44,200;

•	purchased Skokie Commons for $48,500;

•	purchased Townlake of Coppell for $43,200;

•	purchased AQ Rittenhouse for $51,000;

•	purchased Whitestone Market for $51,500;

•	purchased O'Hare Industrial Portfolio for $71,000;

•	purchased investment in NYC Retail Portfolio for $85,600;

•	purchased 140 Park Avenue for $45,600; and

•	purchased Maui Mall for $91,100.
Property Dispositions

•	sold Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia for approximately $123,800.
Financings

•	entered into a $17,700 mortgage note payable on DFW Distribution Center;

•	entered into a $24,400 mortgage note payable on Skokie Commons;

•	entered into a $28,800 mortgage note payable on Townlake of Coppell;

•	entered into a $25,800 mortgage note payable on Whitestone Marketplace;

•	entered into a $26,370 mortgage note payable on AQ Rittenhouse; and

•	expanded our line of credit facility to $100,000.

Leasing

•	signed a lease with Amazon for 83,000 square feet for a term of 10 years at Monument IV at Worldgate;

•	signed new and renewal leases for 75,000 square feet at 111 Sutter Street; and

•	extended a 206,000 square foot lease for one-year at Joliet Distribution Center.
Through these specific and other important accomplishments, we continued to reduce our Company leverage ratio, decreased our average interest rate on debt, increased cash reserves and Company-wide liquidity while at the same time providing cash flow to our stockholders through our regular quarterly distribution payments.
As we entered 2015, we held significant cash reserves throughout the first quarter to satisfy potential repurchase demand. Adding to our cash balances were proceeds from the sale of four of our student-oriented housing properties in January 2015. We sold these properties to reduce risk in our portfolio as we determined that increasing competition in certain markets and exposure to changing university policies were not in keeping with our long-term strategy and the risk adjusted returns did not meet our thresholds. Selling these four properties as a group increased the buyer pool and resulted in a modest premium to their individual appraised values. The only downside to selling these properties was the loss of a large amount of revenue, FFO and AFFO they generated, which lead to a material decrease in total revenues between 2014 and 2015.
To rebuild our apartment segment after the sale of our four student-oriented properties, we began a two tiered acquisition strategy. The first tier is finding apartment properties in highly rated school districts in zip codes ranking in the top 25% in terms of demographics (household income, household growth, population growth, etc.). These markets generally have supply constraints and slightly older product that possibly needs light cosmetic upgrades, as was the case for Townlake of Coppell. The second strategy is acquiring newly constructed apartment properties that have not yet leased up to stabilization, by taking advantage of the urbanization trend we will identify locations that are extremely walkable or transit oriented, as was the case with AQ Rittenhouse. The second strategy causes dividend coverage dilution in the short-term, but allows us to acquire properties at a lower basis with better dividend coverage in the future. We expect to continue these apartment acquisition strategies into 2016.
During 2015, we acquired nine industrial properties, three grocery anchored retail properties and a medical office building. These properties are in keeping with the investment strategy we began over three years ago and provide solid cash flow and good dividend coverage. We will continue to acquire these types of properties in 2016 and beyond.
In late 2015, we also acquired an approximate 14% interest in a portfolio of 15 urban infill retail properties located in Manhattan, Brooklyn, the Bronx, Staten Island and New Jersey. This investment opportunity gave us access to irreplaceable real estate that would be virtually impossible to for us to acquire on our own given the aggregate portfolio was valued at approximately $1,300,000. The portfolio is 99% leased and gives us the opportunity to add to our dividend coverage as leases expire and new leases are written at higher current market rental rates.
In September 2015, we signed Amazon Corporate LLC to an 83,000 square foot lease at Monument IV at Worldgate. The lease significantly increased the value of the building and keeps the building occupied into 2027. The new Amazon lease required that we early terminate the existing lease with Fannie Mae, sacrificing some revenue in 2015 and 2016, and providing a year of free rent to Amazon, as is typical in the office market for a lease of this duration. The space will become rent bearing late in 2016, providing us with approximately $2,900 in revenue in 2017 and will be accretive to our dividend coverage, but, until then, it will be dilutive to our dividend coverage.
The 2015 property sales, new acquisitions and leasing activity are in line with our long-term strategic objectives of generating attractive income, preserving investor capital and realizing appreciation over time. Some of these longer-term focused activities resulted in a near-term reduction in FFO/AFFO for the year. FFO decreased from $0.68 per share in 2014 to $0.43 per share in 2015 and AFFO decreased from $0.61 per share in 2014 to $0.48 per share in 2015. Our gross dividends paid in 2015 was $0.48 per share. As the items highlighted above work through the portfolio over time, we anticipate our dividend coverage will improve.
To restate, our primary investment objectives are:

•	to generate an attractive level of current income for distribution to our stockholders;

•	to preserve and protect our stockholders' capital investments;

•	to achieve appreciation of our NAV over time; and

•	to enable stockholders to utilize real estate as an asset class in diversified, long-term investment portfolios.
The cornerstone of our investment strategy is to acquire and manage income-producing commercial real estate properties and real estate-related assets. We believe this strategy enables us to provide our stockholders with a portfolio that is well-diversified across property type, geographic region and industry, both in the United States and, over time, internationally. It is our belief that adding international investments to our portfolio over time will serve as an effective tool to construct a well-diversified portfolio designed to provide our stockholders with stable distributions and attractive long-term risk-adjusted returns.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 39% as of December 31, 2015.
Net Asset Value
The NAV per share for our five classes of common stock was between $11.17 and $11.20 as of December 31, 2015. The increase of approximately $0.09 to $0.10 per share in NAV from September 30, 2015 is primarily related to an increase in the values of our properties and the accrual of property income. Additionally, we paid a distribution of $0.12 per share during the quarter ended December 31, 2015, less share class specific fees. For 2015, our Class A, Class M, Class A-I, and Class M-I common stock had total net returns of 9.61%, 10.37%, 10.37% and 10.64%, respectively, including cash distributions of $0.48 per share, less share class specific fees.
2016 Key Initiatives
During 2016, we intend to use capital raised from our public and private offerings to make new acquisitions that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well-located, well-leased industrial properties, grocery-anchored community oriented retail properties and apartment properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our revolving line of credit to allow us to more efficiently manage our cash flows.
2015 Key Events and Accomplishments
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
On May 15, 2015, we acquired Skokie Commons, a newly constructed 93,000 square foot grocery-anchored retail property located in Skokie, IL, for approximately $43,800. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.31%, in the amount of $24,400, and cash on hand. On December 18, 2015, we acquired an additional parcel of land containing a ground lease. The land was acquired for $4,700 and was funded with cash on hand.
On May 22, 2015, we acquired a 90% interest in Townlake of Coppell, a 398 unit garden style apartment property, for approximately $43,200. The acquisition was financed with a five-year mortgage loan that bears interest at a fixed-rate of 3.25%, in the amount of $28,800, and cash on hand.
On June 8, 2015, we extended and expanded our revolving line of credit with Bank of America, N.A. The new facility has a two year term with a one-year extension at our option, includes an accordion feature which allows us to expand the available balance from $40,000 to $100,000 and bears interest at a rate of LIBOR plus a spread ranging from 1.35% to 2.10% depending on our company leverage. On December 17, 2015, we expanded our revolving line of credit to increase the available balance from $40,000 to $100,000.
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
On September 30, 2015, we acquired O'Hare Industrial Portfolio, a seven property, 642,000 square foot, 92% leased industrial portfolio for approximately $71,000. O'Hare Industrial Portfolio is located near O'Hare Airport just outside Chicago, IL and was funded with cash on hand.

On December 8, 2015, we acquired an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion is approximately $85,600 including closing costs. The NYC Retail Portfolio contains approximately 2.7 million square feet across 15 urban infill locations in Manhattan, Brooklyn, the Bronx, Staten Island and New Jersey. At December 31, 2015, the NYC Retail Portfolio was approximately 99% leased to a mixture of entertainment companies, large national retail tenants and smaller regional and local retail tenants. The aggregate gross value of the NYC Retail Portfolio is approximately $1.3 billion, with our 14% interest equating to approximately $165 million in gross assets. Each of the 15 properties is encumbered with mortgage debt with a loan to value of approximately 48%. The acquisition was funded with cash on hand.

On December 21, 2015, we acquired 140 Park Avenue, a newly constructed 100,000 square foot medical office building in Florham Park, New Jersey, for approximately $45,600. The property is 100% leased for 15 years to Summit Medical Group, the largest and oldest physician owned multispecialty practice in New Jersey employing more than 550 practitioners and 2,000 employees who support more than 80 medical specialties and services. The acquisition was funded using cash on hand.

On December 22, 2015, we acquired a 100% fee interest in Maui Mall, a 235,000 square foot, 91% leased, grocery anchored retail center, located on the island of Maui in Hawaii for approximately $91,100. Maui Mall is leased to 41 diverse tenants. Whole Foods, Regal Cinemas, CVS and TJ Maxx each individually lease more than 10% of the rentable area of Maui Mall. The acquisition was funded with cash on hand and a draw on our line of credit.
For the year ended December 31, 2015, we repurchased $32,082 of shares of our common stock through the share repurchase plan.
Subsequent Events
On March 1, 2016, we sold 36 Research Park Drive for approximately $7,900 less closing costs. We expect any gain or loss recorded on the sale of the property to be minimal.
On March 8, 2016, our board of directors approved a gross distribution for the first quarter of 2015 of $0.12 per share to stockholders of record as of March 30, 2016, payable on or around May 2, 2016.

Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing our properties. Our share of the net income, net loss or dividend income from our unconsolidated properties is included in equity in income of unconsolidated affiliates. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of our entire Company. We group our investments in real estate assets from continuing operations into five reportable operating segments based on the type of property, which are apartment, industrial, office, retail and other. Operations from corporate level items and real estate assets sold are excluded from reportable segments.
Properties acquired or sold during any of the periods are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the entire years ended December 31, 2015 and 2014 are referred to as our comparable properties.
Results of Operations for the years ended December 31, 2015 and 2014:
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014	$ Change	% Change
Revenues:
Minimum rents
Apartments	$14,559	$14,151	$408	2.9%
Industrial	10,236	10,236	—	—
Office	24,287	24,447	(160)	(0.7)
Retail	7,542	7,528	14	0.2
Comparable properties total	$56,624	$56,362	$262	0.5%
Recent acquisitions and sold properties	19,680	25,133	(5,453)	(21.7)
Total	$76,304	$81,495	$(5,191)	(6.4)%

Tenant recoveries and other rental income
Apartments	$698	$704	$(6)	(0.9)%
Industrial	2,501	2,775	(274)	(9.9)
Office	4,656	4,127	529	12.8
Retail	2,818	3,198	(380)	(11.9)
Comparable properties total	$10,673	$10,804	$(131)	(1.2)%
Recent acquisitions and sold properties	6,253	5,903	350	5.9
Total	$16,926	$16,707	$219	1.3%
Total revenues	$93,230	$98,202	$(4,972)	(5.1)%
Minimum rents at comparable properties increased by $262 for the year ended December 31, 2015 as compared to the same period in 2014. The increase is primarily due to an increase of $408 at our student-oriented apartment properties due to increases in occupancy and rental rates during the year ended December 31, 2015 as compared to the same period in 2014.
Tenant recoveries and other rental income relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at comparable properties decreased by $131 for the year ended December 31, 2015 as compared to the same period in 2014. The decrease in our retail and industrial segments is primarily related to lower real estate taxes of $319 at The District at Howell Mill and lower repair and maintenance expenses of $119 at South Seattle Distribution Center during the year ended December 31, 2015 as compared to the same period in 2014. Partially offsetting these decreases was an increase in recoveries in our office segment of $436 at 111 Sutter Street and $385 at Monument IV at Worldgate related to higher operating expenses. The increase in office segment recoveries was partially offset by a decrease of $430 at Railway Street Corporate Centre related to lower occupancy and an unfavorable exchange rate during the year ended December 31, 2015 as compared to the same period in 2014.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and net provisions for doubtful accounts from continuing operations, by reportable segment, for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$1,384	$1,387	$(3)	(0.2)%
Industrial	2,013	2,036	(23)	(1.1)
Office	3,063	3,092	(29)	(0.9)
Retail	1,619	1,935	(316)	(16.3)
Comparable properties total	$8,079	$8,450	$(371)	(4.4)%
Recent acquisitions and sold properties	3,706	3,474	232	6.7
Total	$11,785	$11,924	$(139)	(1.2)%

Property operating expenses:
Apartments	$5,735	$5,637	$98	1.7%
Industrial	622	714	(92)	(12.9)
Office	7,169	6,886	283	4.1
Retail	1,480	1,489	(9)	(0.6)
Comparable properties total	$15,006	$14,726	$280	1.9%
Recent acquisitions and sold properties	4,570	10,603	(6,033)	(56.9)
Total	$19,576	$25,329	$(5,753)	(22.7)%

Net provision for doubtful accounts
Apartments	$155	$60	$95	158.3%
Office	1	63	(62)	(98.4)
Retail	240	1	239	23,900.0
Comparable properties total	$396	$124	$272	219.4%
Recent acquisitions	102	241	(139)	(57.7)
Total	$498	$365	$133	36.4%
Total operating expenses	$31,859	$37,618	$(5,620)	(14.9)%

Real estate taxes at comparable properties decreased by $371 for the year ended December 31, 2015 as compared to the same period in 2014. The decrease is primarily related to a decrease of $319 at The District at Howell Mill related to a refund for 2014 taxes received during the year ended December 31, 2015. Our properties are reassessed periodically by the taxing authorities which may result in increases or decreases in real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $280 for the year ended December 31, 2015 as compared to the same period in 2014. The increase is primarily related to higher repairs and maintenance and utilities expenses of $436 at 111 Sutter Street and increased Turn costs and repairs and maintenance expenses of $85 at our student-oriented apartment properties. These increases were partially offset by a decrease of $220 at Railway Street Corporate Centre due to lower occupancy and the impact of exchange rates for the year ended December 31, 2015 as compared to the same period in 2014.

Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $272 for the year ended December 31, 2015 as compared to the same period of 2014, primarily related to $239 of receivables deemed uncollectable at The District at Howell Mill from a tenant bankruptcy that occurred during 2015. Additionally, Campus Lodge Tampa had $90 of higher bad debts related to early move outs that occurred during the year ended December 31, 2015. Partially offsetting these increases were lower bad debts of $62 at the Sherman Way properties related to tenant defaults that occurred during the year ended December 31, 2014.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014	$ Change	% Change
Advisor fees	$10,654	$6,181	$4,473	72.4%
Company level expenses	2,035	2,361	(326)	(13.8)
General and administrative	705	831	(126)	(15.2)
Acquisition related expenses	2,336	545	1,791	328.6
Provision for impairment of real estate	4,928	—	4,928	100.0
Depreciation and amortization	33,674	27,854	5,820	20.9
Interest expense	17,940	18,394	(454)	(2.5)
Equity in income of unconsolidated affiliates	(243)	—	(243)	100.0
Gain on disposition of property and extinguishment of debt	(29,009)	(589)	(28,420)	4,825.1
Income from discontinued operations	—	(808)	808	(100.0)
Total expenses	$43,020	$54,769	$(11,749)	(21.5)%
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, wherein our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $4,473 for the year ended December 31, 2015 as compared to the same period of 2014 is primarily related to the increase in our NAV attributable to capital raised over the past year as well as the performance fee of $2,280 accrued during the year ended December 31, 2015. We accrued $250 of performance fee during the year ended December 31, 2014.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $326 for the year ended December 31, 2015 as compared to the same period in 2014 primarily due to costs related to the tender offer conducted in 2014 and reduced professional service fees in 2015.
General and administrative expenses relate mainly to property expenses unrelated to the operations of the property. General and administrative expenses decreased $126 primarily due to the dispositions of four student-oriented apartment properties in January 2015.
Acquisition expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $1,791 for the year ended December 31, 2015 as compared to the same period in 2014 as we acquired significantly more properties in 2015 than we did in 2014.
The provision for impairment of real estate relates to real estate investments whose estimated future undiscounted cash flows have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. Provision for impairment of real estate at December 31, 2015 is due to impairment charges of $4,928 at 36 Research Park Drive as we lowered the expected holding period for the investment as we consider it a non-strategic investment. The impairment charges had no impact on our NAV as we had previously written the property down to its fair value.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $5,820 in depreciation and amortization expense for the year ended December 31, 2015 as compared to the same period in 2014 is primarily related to an increase of $8,411 related to our 2014 and 2015 acquisitions. These increases were partially offset by a decrease of $2,123 related to our four student-oriented apartment properties sold during the year ended December 31, 2015.

Interest expense decreased by $454 for the year ended December 31, 2015 as compared to the same period in 2014 as debt payoffs and interest savings from refinancing loans more than offset new debt incurred as part of our new property acquisitions.

Equity in income of unconsolidated affiliates relates to income from Chicago Parking Garage, which we acquired in December 23, 2014. Going forward, in addition to income from Chicago Parking Garage, changes in the fair value and distributions received from our investment in NYC Retail Portfolio will also be included in equity in income of unconsolidated affiliates.
Gain on disposition of property and extinguishment of debt of $29,009 is related to the dispositions of Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens and Campus Lodge Columbia as well as the payoff of the mortgage note payable on South Beach Parking Garage during the year ended December 31, 2015. During the year ended December 31, 2014, the gain on disposition of property and extinguishment of debt of $589 is related to the dispositions of Stirling Slidell Shopping Centre and 4 Research Park Drive.
Income from discontinued operations for the year ended December 31, 2014 is related to bankruptcy proceeds from the former tenant at Canyon Plaza, a property we sold in 2013.

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
Revenues
The following chart sets forth revenues from continuing operations, by reportable segment, for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013	$ Change	% Change
Revenues:
Minimum rents
Apartments	$31,643	$31,354	$289	0.9%
Industrial	4,132	4,132	—	—
Office	24,448	22,590	1,858	8.2
Retail	4,527	4,487	40	0.9
Comparable properties total	$64,750	$62,563	$2,187	3.5%
Recent acquisitions	16,745	$5,192	11,553	222.5
Total	$81,495	$67,755	$13,740	20.3%

Tenant recoveries and other rental income
Apartments	$1,824	$1,786	$38	2.1%
Industrial	626	610	16	2.6
Office	4,127	3,412	715	21.0
Retail	2,082	1,594	488	30.6
Comparable properties total	$8,659	$7,402	$1,257	17.0%
Recent acquisitions	8,048	1,359	6,689	492.2
Total	$16,707	$8,761	$7,946	90.7%
Total revenues	$98,202	$76,516	$21,686	28.3%

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
Tenant recoveries and other rental income relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Tenant recoveries and other rental income at our comparable properties increased by $1,257 for the year ended December 31, 2014 as compared to the same period in 2013. The increase is primarily related to higher recoveries of $430 at Monument IV at Worldgate and $138 at Railway Street Corporate Centre due to increased occupancy during the year ended December 31, 2014 as compared to the same period in 2013. Additionally, The District at Howell Mill recorded increased recovery revenue of $488 related to higher real estate taxes and operating expenses.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts from continuing operations, by reportable segment, for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$2,990	$3,308	$(318)	(9.6)%
Industrial	554	547	7	1.3
Office	3,092	2,732	360	13.2
Retail	1,273	727	546	75.1
Comparable properties total	$7,909	$7,314	$595	8.1%
Recent acquisitions	4,015	789	3,226	408.9
Total	$11,924	$8,103	$3,821	47.2%

Property operating expenses:
Apartments	$14,163	$13,941	$222	1.6%
Industrial	126	143	(17)	(11.9)
Office	6,886	6,389	497	7.8
Retail	1,035	961	74	7.7
Comparable properties total	$22,210	$21,434	$776	3.6%
Recent acquisitions	3,119	574	2,545	443.4
Total	$25,329	$22,008	$3,321	15.1%

Provision for (recovery of) doubtful accounts
Apartments	$250	$293	$(43)	(14.7)%
Office	63	(4)	67	(1,675.0)
Retail	1	23	(22)	(95.7)
Comparable properties total	$314	$312	$2	0.6%
Recent acquisitions	51	13	38	292.3
Total	$365	$325	$40	12.3%
Total operating expenses	$37,618	$30,436	$7,144	23.5%

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
The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013	$ Change	% Change
Advisor fees	$6,181	$4,668	$1,513	32.4%
Company level expenses	2,361	1,917	444	23.2
General and administrative	831	648	183	28.2
Acquisition related expenses	545	599	(54)	(9.0)
Provisions for impairment of real estate	—	38,356	(38,356)	(100.0)
Depreciation and amortization	27,854	22,288	5,566	25.0
Interest expense	18,394	19,913	(1,519)	(7.6)
Debt modification expense	—	926	(926)	(100.0)
Equity in income of unconsolidated affiliates	—	(32)	32	(100.0)
Gain on disposition of property and extinguishment of debt	(589)	(1,109)	520	(46.9)
Gain on sale of unconsolidated affiliates	—	(7,290)	(7,290)	100.0
(Income) loss from discontinued operations	(808)	10,903	(11,711)	(107.4)
Gain on sale of discontinued operations	—	(15,266)	15,266	(100.0)
Total expenses	$54,769	$76,521	$(21,752)	(28.4)%
Advisor fees relate to the fixed and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in the value of our properties and capital raised. Performance fees are calculated as 10% of the return in excess of 7% per annum. The increase in advisor fees of $1,513 for the year ended December 31, 2014 as compared to the same period of 2013 is primarily related to the increase in our NAV over the prior year and a $250 performance fee accrued in 2014.

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

Equity in income of unconsolidated affiliates relates to our share of the income from Legacy Village, which was sold on October 29, 2013 to our joint venture partners.

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

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K and our registration statement related to our First Extended Public Offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; (4) borrowings should enable us to purchase assets and earn rental income more quickly; and (5) best practices corporate governance and high ethical standards help promote long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our Share Repurchase Plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	$ Change
Net cash provided by operating activities	$26,921	$29,693	$(2,772)
Net cash used in investing activities	(423,709)	(147,276)	(276,433)
Net cash provided by financing activities	399,646	114,834	284,812
Cash provided by operating activities decreased by $2,772 for the year ending December 31, 2015, as compared to the same period in 2014. A decrease of $5,209 in cash from operating activities is primarily related to the sale of four student-oriented apartment properties on January 27, 2015. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisory fee payable, and accounts payable and other accrued expenses. These changes in our working capital caused an increase to cash provided by operating activities of $2,437 between the year ended December 31, 2015 and the same period in 2014, primarily related to an increase in Advisory fee payable.

Cash used in investing activities increased by $276,433 for the year ending December 31, 2015, as compared to the same period in 2014. The increase was primarily generated from an increase in cash used to purchase new properties of $311,695 offset by cash received from the sale of four student-oriented apartment properties totaling $107,681 during the year ended December 31, 2015. Additionally, included in the current year was an increase in cash used of $68,090 related to investments made in unconsolidated real estate affiliates.

Cash provided by financing activities increased by $284,812 for the year ending December 31, 2015 over the same period in 2014. The increase primarily related to $296,135 of net proceeds received from the sale and repurchase of shares during 2015 as compared to 2014.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2015 and 2014 for such debt.
Consolidated Debt

	December 31, 2015		December 31, 2014
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$427,935	4.37%	$310,587	4.77%
Variable	59,680	2.40	109,930	2.60
Total	$487,615	4.13%	$420,517	4.20%
Covenants
At December 31, 2015, we were in compliance with all debt covenants.
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
On March 3, 2015, we commenced a new private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offerings will be used for the same corporate purposes as the proceeds of our First Extended Public Offering. We will reserve the right to terminate the Follow-on Private Offering at any time and to extend the Follow-on Private Offering term to the extent permissible under applicable law.

Contractual Cash Obligations and Commitments
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2015. The table does not include commitments with respect to the purchase of services from our Advisor, as future payments due on such commitments cannot be determined.

Obligations	Total	Payments due by period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$604,669	$53,143	$159,377	$86,263	$305,886
Loan escrows	164	79	85	—	—
Tenant obligations	13,457	13,457	—	—	—
Offering costs	39,508	5,532	16,597	11,065	6,314
Other	2,009	1,579	382	48	—
Total	$659,807	$73,790	$176,441	$97,376	$312,200

(1)
Includes interest expense calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2015, which was 4.37%. Since the interest rates on certain loans are based on a spread over LIBOR, the rates will periodically change; therefore, interest expense for all variable-rate debt was calculated using the effective interest rates of the underlying borrowings at December 31, 2015, which was 2.40%.

We have one long-term debt maturity balloon payment due in October 2016 collateralized by Campus Lodge Tampa in the aggregate amount of $31,730. We will either sell this property, refinance this loan or payoff this loan when the debt matures.
We intend to actively monitor and manage our available liquidity to ensure the long-term viability of our company.
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
Off Balance Sheet Arrangements
At December 31, 2015 and 2014, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued an accounting standard update that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied.  The new standard will exclude lease contracts, however will include the sale of real estate and will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis (Topic 810), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. Aside from certain expanded disclosure requirements, we do not expect the adoption of this standard will have a material impact to our consolidated financial statements for the adoption of this standard..
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
In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to impact our consolidated financial statements as we have certain operating and land lease arrangements for which we are the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2015, we had consolidated debt of $487,615, which included $59,680 of variable-rate debt. Including the $477 net premium on the assumption of debt, we have consolidated debt of $488,092 at December 31, 2015. We also entered into interest rate cap agreements on $17,680 of the variable rate debt which cap the LIBOR rate at between 1.0% and 3.3% over the next year. A 0.25% movement in the interest rate on the $59,680 of variable-rate debt would have resulted in an approximately $149 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2015, the fair value of our mortgage notes payable was estimated to be approximately $927 higher than the carrying value of $488,092. If treasury rates were 0.25% higher at December 31, 2015, the fair value of our mortgage notes payable would have been approximately $5,177 lower than the carrying value.

In August 2007, we purchased Railway Street Corporate Centre located in Calgary, Canada. For this investment, we use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at weighted average rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets and foreign currency translation adjustment on the Consolidated Statements of Operations and Comprehensive Income (Loss).
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the year ended December 31, 2015, we recognized a foreign currency translation loss of $1,448 and for the year ended December 31, 2014, we recognized a foreign currency translation loss of $637. At December 31, 2015, a 10% unfavorable exchange rate movement would have caused our $1,448 foreign currency translation loss to be increased by $676 resulting in a foreign currency translation loss of approximately $2,124.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2015, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013).
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2016 Proxy Statement") relating to our 2016 annual meeting of stockholders (our “2016 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2016.

On March 8, 2016, our board of directors determined to hold the 2016 Annual Meeting on May 10, 2016.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2016 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2016 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2016 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.

(2)	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015” at page F-32 below.

(3)	The Index of Exhibits below is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 10, 2016		C. Allan Swaringen President, Chief Executive Officer

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

Signature	Title	Date

/S/ LYNN C. THURBER	Chairman of the Board of Directors, Director	March 10, 2016

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer (Principal Executive Officer)	March 10, 2016

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2016

/S/ VIRGINIA G. BREEN	Director	March 10, 2016

/S/ JONATHAN B. BULKELEY	Director	March 10, 2016

/S/ R. MARTEL DAY	Director	March 10, 2016

/S/ JACQUES N. GORDON	Director	March 10, 2016

/S/ JASON B. KERN	Director	March 10, 2016

/S/ WILLIAM E. SULLIVAN	Director	March 10, 2016

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

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

10.3	Jones Lang LaSalle Income Property Trust, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

10.4	Second Amended and Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 12, 2015).

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

10.9
Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of March 3, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2015).

Exhibit Number	Description
10.10	Purchase and Sale Agreement for The Dylan Point Loma, dated November 9, 2015, between LIPT San Diego, Inc and Monarch at Point Loma Owner, LLC.

10.11	Purchase and Sale Agreement for Maui Mall, dated December 22, 2015, between LIPT East Kaahumanu Avenue, LLC and W-ADP Maui VII, LLC.

21.1	Subsidiaries of the Registrant.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

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
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Income Property Trust, Inc. (the Company) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the 2015 financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Income Property Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 10, 2016

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2015	2014
ASSETS
Investments in real estate:
Land (including from VIEs of $18,986 and $18,986, respectively)	$251,331	$145,357
Buildings and equipment (including from VIEs of $115,700 and $114,176, respectively)	889,307	601,569
Less accumulated depreciation (including from VIEs of $(20,976) and $(18,165), respectively)	(75,245)	(60,569)
Net property and equipment	1,065,393	686,357
Investments in unconsolidated real estate affiliates	103,003	17,069
Investments in real estate and other assets held for sale (including from VIEs of $0 and $95,161, respectively)	—	95,161
Net investments in real estate	1,168,396	798,587
Cash and cash equivalents (including from VIEs of $10,943 and $6,539, respectively)	34,739	32,211
Restricted cash (including from VIEs of $666 and $792, respectively)	1,227	1,457
Tenant accounts receivable, net (including from VIEs of $1,377 and $1,724, respectively)	3,500	3,593
Deferred expenses, net (including from VIEs of $234 and $285, respectively)	12,936	7,825
Acquired intangible assets, net (including from VIEs of $3,018 and $3,528, respectively)	86,471	45,075
Deferred rent receivable, net (including from VIEs of $382 and $508, respectively)	9,445	7,918
Prepaid expenses and other assets (including from VIEs of $272 and $159, respectively)	5,978	2,100
TOTAL ASSETS	$1,322,692	$898,766
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $89,878 and $91,047, respectively)	$488,092	$350,331
Liabilities held for sale (including from VIEs of $0 and $73,264, respectively)	—	73,264
Accounts payable and other accrued expenses (including from VIEs of $1,511 and $1,059, respectively)	17,235	13,936
Distributions payable	8,633	5,137
Accrued interest (including from VIEs of $399 and $403, respectively)	1,659	1,326
Accrued real estate taxes (including from VIEs of $0 and $533 respectively)	1,925	2,018
Advisor fees payable	3,241	790
Acquired intangible liabilities, net	16,984	10,840
TOTAL LIABILITIES	537,769	457,642
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized 37,092,768 and 16,243,819 shares issued and outstanding at December 31, 2015 and 2014, respectively	371	162
Class M common stock: $0.01 par value; 200,000,000 shares authorized 27,909,411 and 23,432,192 shares issued and outstanding at December 31, 2015 and 2014, respectively	279	234
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized 6,116,812 and 4,580,309 shares issued and outstanding at December 31, 2015 and 2014, respectively	61	46
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized 3,356,619 and 735,052 shares issued and outstanding at December 31, 2015 and 2014, respectively	34	7
Class D common stock: $0.01 par value; 200,000,000 shares authorized 7,787,823 and 3,358,562 shares issued and outstanding at December 31, 2015 and 2014, respectively	78	34
Additional paid-in capital (net of offering costs of $26,911 and $15,152 as of December 31, 2015 and December 31, 2014, respectively)	1,051,230	687,984
Accumulated other comprehensive loss	(2,327)	(879)
Distributions to stockholders	(151,277)	(123,340)
Accumulated deficit	(123,700)	(135,745)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	774,749	428,503
Noncontrolling interests	10,174	12,621
Total equity	784,923	441,124
TOTAL LIABILITIES AND EQUITY	$1,322,692	$898,766
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
$ in thousands, except per share amounts

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenues:
Minimum rents	$76,304	$81,495	$67,755
Tenant recoveries and other rental income	16,926	16,707	8,761
Total revenues	93,230	98,202	76,516
Operating expenses:
Real estate taxes	11,785	11,924	8,103
Property operating	19,576	25,329	22,008
Provision for doubtful accounts	498	365	325
Advisor fees	10,654	6,181	4,668
Company level expenses	2,035	2,361	1,917
General and administrative	705	831	648
Acquisition related expenses	2,336	545	599
Provision for impairment of real estate	4,928	—	38,356
Depreciation and amortization	33,674	27,854	22,288
Total operating expenses	86,191	75,390	98,912
Operating income (loss)	7,039	22,812	(22,396)
Other (expenses) and income:
Interest expense	(17,940)	(18,394)	(19,913)
Debt modification expense	—	—	(926)
Equity in income of unconsolidated affiliates	243	—	32
Gain on disposition of property and extinguishment of debt	29,009	589	1,109
Gain on sale of unconsolidated affiliate	—	—	7,290
Total other (expenses) and income	11,312	(17,805)	(12,408)
Income (loss) from continuing operations	18,351	5,007	(34,804)
Discontinued operations:
Income (loss) from discontinued operations	—	808	(10,903)
Gain on sale of discontinued operations	—	—	15,266
Total income from discontinued operations	—	808	4,363
Net income (loss)	18,351	5,815	(30,441)
Net (income) loss attributable to the noncontrolling interests	(6,306)	(762)	5,494
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$12,045	$5,053	$(24,947)
Net income (loss) from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.20	$0.09	$(0.80)
Total income from discontinued operations per share-basic and diluted	$—	$0.02	$0.12
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.20	$0.11	$(0.68)
Weighted average common stock outstanding-basic and diluted	61,237,711	45,658,735	36,681,847
Other comprehensive loss:
Foreign currency translation adjustment	(1,448)	(784)	(637)
Total other comprehensive loss	(1,448)	(784)	(637)
Net comprehensive income (loss)	$10,597	$4,269	$(25,584)
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2012	30,161,294	$301	$512,383	$542	$(90,691)	$(115,851)	$10,401	$317,085
Issuance of common stock	11,828,212	117	120,932	—	—	—	—	121,049
Repurchase of shares	(341,001)	(2)	(3,375)	—	—	—	—	(3,377)
Offering costs	—	—	(5,392)	—	—	—	—	(5,392)
Stock based compensation	4,000	—	41	—	—	—	—	41
Stock conversion	25,769	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(24,947)	(5,494)	(30,441)
Other comprehensive loss	—	—	—	(637)	—	—	—	(637)
Additions from noncontrolling interests	—	—	—	—	—	—	9,712	9,712
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(2,464)	(2,464)
Distributions declared ($0.41) per share	—	—	—	—	(14,228)	—	—	(14,228)
Balance, December 31, 2013	41,678,274	$416	$624,589	$(95)	$(104,919)	$(140,798)	$12,155	$391,348
Issuance of common stock	14,355,812	144	150,245	—	—	—	—	150,389
Repurchase of shares	(7,676,095)	(77)	(80,350)	—	—	—	—	(80,427)
Offering costs	—	—	(6,541)	—	—	—	—	(6,541)
Stock based compensation	4,000	—	41	—	—	—	—	41
Stock conversion	(12,057)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	5,053	762	5,815
Other comprehensive loss	—	—	—	(784)	—	—	—	(784)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	399	399
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(695)	(695)
Distributions declared ($0.46) per share	—	—	—	—	(18,421)	—	—	(18,421)
Balance, December 31, 2014	48,349,934	$483	$687,984	$(879)	$(123,340)	$(135,745)	$12,621	$441,124
Issuance of common stock	36,859,994	368	407,016	—	—	—	—	407,384
Repurchase of shares	(2,950,495)	(28)	(32,054)	—	—	—	—	(32,082)
Offering costs	—	—	(11,759)	—	—	—	—	(11,759)
Stock based compensation	4,000	—	43	—	—	—	—	43
Net income	—	—	—	—	—	12,045	6,306	18,351
Other comprehensive loss	—	—	—	(1,448)	—	—	—	(1,448)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	2,494	2,494
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(11,247)	(11,247)
Distributions declared ($0.48) per share	—	—	—	—	(27,937)	—	—	(27,937)
Balance, December 31, 2015	82,263,433	$823	$1,051,230	$(2,327)	$(151,277)	$(123,700)	$10,174	$784,923

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,351	$5,815	$(30,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	32,272	26,885	27,206
Gain on disposition of property and extinguishment of debt (including discontinued operations)	(29,009)	(908)	(23,665)
Provision for doubtful accounts (including discontinued operations)	498	365	39
Straight line rent (including discontinued operations)	(1,511)	(2,194)	(3,140)
Impairment of real estate (including discontinued operations)	4,928	—	48,538
Equity in income of unconsolidated affiliates	(775)	—	(54)
Net changes in assets, liabilities and other	2,167	(270)	(211)
Net cash provided by operating activities	26,921	29,693	18,272
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(448,560)	(136,865)	(141,859)
Proceeds from sales of real estate investments and fixed assets	121,694	14,013	172,087
Capital improvements and lease commissions	(9,986)	(9,095)	(18,715)
Investment in unconsolidated real estate affiliates	(85,159)	(17,069)	—
Deposits for investments under contracts	(3,600)	—	(1,961)
Loan escrows	1,902	1,740	(865)
Net cash (used in) provided by investing activities	(423,709)	(147,276)	8,687
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	394,544	144,047	119,113
Offering costs	(11,155)	(8,449)	(3,603)
Repurchase of shares	(32,082)	(80,426)	(3,377)
Distributions to stockholders	(10,811)	(11,631)	(11,353)
Distributions paid to noncontrolling interests	(11,247)	(695)	(2,464)
Contributions received from noncontrolling interests	2,494	399	7,405
Deposits for loan commitments	(851)	—	—
Draws on credit facility	37,000	—	—
Payment on credit facility	(7,000)	—	—
Proceeds from mortgage notes and other debt payable	123,040	99,120	169,680
Debt issuance costs	(1,618)	(579)	(2,982)
Payment on early extinguishment of debt	(711)	—	—
Principal payments on mortgage notes and other debt payable	(81,957)	(26,952)	(301,162)
Net cash provided by (used in) financing activities	399,646	114,834	(28,743)
Net increase (decrease) in cash and cash equivalents	2,858	(2,749)	(1,784)
Effect of exchange rates	(330)	(164)	(78)
Cash and cash equivalents at the beginning of the year	32,211	35,124	36,986
Cash and cash equivalents at the end of the year	$34,739	$32,211	$35,124
Supplemental disclosure of cash flow information:
Interest paid	$17,410	$16,966	$25,710
Non-cash activities:
Write-offs of receivables	$244	$348	$568
Write-offs of retired assets	15,491	753	8,014
Change in liability for capital expenditures	34	(2,793)	1,648
Restricted cash used in purchase of real estate investment	—	(9,712)	—
Net liabilities transferred at sale of real estate investments	973	—	—
Net liabilities assumed at acquisition of real estate investments	2,117	748	1,226
Change in issuance of common stock receivable	(747)	878	(21)
Change in accrued offering costs	604	(1,908)	1,789
Transfers of property in extinguishment of debt settlement	—	5,442	—
Consolidation of noncontrolling interests	—	—	(2,307)
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2015, we owned interests in a total of 54 properties, 53 of which are located in 14 U.S. states and one of which is located in Canada.
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
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of December 31, 2015, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I shares in our First Extended Public Offering of $354,749.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to$350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2015, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Follow-on Private Offering of approximately $49,147.
As of December 31, 2015, 37,092,768 shares of Class A common stock, 27,909,411 shares of Class M common stock, 6,116,812 shares of Class A-I common stock, 3,356,619 shares of Class M-I common stock, and 7,787,823 shares of Class D common stock were outstanding and held by a total of 7,140 stockholders.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between the Company and LaSalle, which was renewed on June 5, 2015 (the “Advisory Agreement”). Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned, but operationally independent subsidiary of JLL, a New York Stock Exchange-listed global financial and professional services firm that specializing in commercial real estate services. We have no employees, as all operations are managed by our Advisor. Our executive officers are employees of and compensated by our Advisor.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-K and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities ("VIE") and the unconsolidated investments in real estate affiliates. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of variable interest entities in which we own less than a 100% interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of December 31, 2015, our VIEs include The District at Howell Mill, The Edge at Lafayette, and Campus Lodge Tampa as we maintain control over significant decisions, which began at the time of acquisition of the properties. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2015, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs, Grand Lakes Marketplace and Townlake of Coppell.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. When we have committed to a plan to sell a property that is available for immediate sale, have the necessary approvals and marketing in place, and believe that the sale of the property is probable the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. We recorded $4,928 of impairment charges for the year ended December 31, 2015. We recorded no impairment charges for the year ended December 31, 2014. We recorded impairment charges for the year ended December 31, 2013 totaling $48,538 including amounts reflected in discontinued operations.
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

Investments in Unconsolidated Real Estate Affiliates
We account for our investments in unconsolidated real estate affiliates using either the equity method or the fair value option. Under the equity method the cost of the investment is adjusted for our share of equity in net income or loss and reduced by distributions received and increased by contributions provided. Under the fair value option, the cost basis of the investment is increased for contributions made to the investment and adjusted for our share of changes in the fair value of the investment. Distributions received from investments in unconsolidated real estate affiliates under the fair value option are recorded as income from the unconsolidated affiliates. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses.
We evaluate the carrying value of our investment in unconsolidated real estate affiliate accounted for under the equity method, excluding our investment under the fair value option, in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investment in unconsolidated real estate affiliate when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. We concluded that we did not have any “other than temporary” impairment in our investment in unconsolidated real estate affiliate in 2015 which we account for under the equity method.
Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $1,474, $2,202 and $3,128 for the years ended December 31, 2015, 2014 and 2013, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2015, 2014 and 2013, are $1,584, $1,395 and $4,844, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At December 31, 2015 and 2014, our allowance for doubtful accounts was $312 and $58, respectively.
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
Deferred Expenses
Deferred expenses consist of debt issuance costs and lease commissions. Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense which approximates the effective interest method. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2015 and 2014 was $3,341 and $3,276, respectively.
Foreign Exchange
We utilize the U.S. dollar as our functional currency, except for our Canadian operations, which use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at average rates for the period. Income statement amounts of significant transactions are translated at the rate in effect as of the date of the transactions. Foreign currency translation adjustments are recorded in accumulated other comprehensive loss.

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
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2015 and 2014, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the weighted average lease term of the respective leases, which generally range from one to ten years.
Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $21,660 and $25,048 at December 31, 2015 and 2014, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $3,364 and $2,660 at December 31, 2015 and 2014, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2015 is as follows:

	Acquired in-place leases	Acquired above-market leases	Below-market ground leases	Acquired below-market leases
2016	$11,713	$851	$15	$(2,875)
2017	11,031	707	15	(2,166)
2018	10,686	587	15	(2,076)
2019	9,011	468	15	(1,781)
2020	7,753	396	15	(1,577)
Thereafter	31,578	1,292	323	(6,509)
	$81,772	$4,301	$398	$(16,984)

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
At December 31, 2015 and 2014, we held one investment outside the United States. For the years ended December 31, 2015, 2014 and 2013, total revenues of this foreign investment were $3,301, $4,287 and $4,166, respectively. For the years ended December 31, 2015, 2014 and 2013, total revenues of U.S. domiciled investments were $89,929, $93,915 and $72,350, respectively. At December 31, 2015 and 2014, total assets of our foreign investment were $28,617 and $34,471, respectively. The change in total assets from December 31, 2014 to December 31, 2015 at our foreign investment was mainly a result of the change in foreign currency rate between those dates. At December 31, 2015 and 2014, total assets of U.S. domiciled investments were $1,294,075 and $864,295, respectively.
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
Partnership interests accounted for under the fair value option are stated at the fair value of our ownership in the partnership. The fair value is recorded based upon changes in the net asset values of the limited partnership as determined from the financial statements of the limited partnership. As of December 31, 2015, the cost of our investment in NYC Retail Portfolio approximates its fair value (see Note 4-Unconsolidated Real Estate Affiliates). In future periods, any unrealized changes in fair value will be classified within the Level 3 category.

We have estimated the fair value of our mortgage notes payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using level two inputs was approximately $927 and $10,717 higher than the aggregate carrying amounts at December 31, 2015 and 2014, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
        As of December 31, 2015, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	6	$97,930
Interest Rate Swap	1	8,600
The fair value of our interest rate caps and swap represent liabilities of $153 and $96 at December 31, 2015 and 2014, respectively.
Discontinued Operations
Effective January 1, 2014, GAAP was amended to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Sales and the results of operations of individual properties being sold will be presented in the continuing operations section of our Consolidated Statements of Operations and Comprehensive Income (Loss).
Dealer Manager Fees
Dealer manager fees are paid based on a specified percentage for each publicly offered share class multiplied by the NAV of that share class at the end of each day. We accrue a liability for dealer manager fees on a daily basis as offering costs which are recorded as a reduction of capital in excess of par value.
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. The consolidated properties held by us as of December 31, 2015 were as follows:

Property	Sector	Square Feet (Unaudited)	Location	Ownership %	Acquisition Date	Acquisition Price
Monument IV at Worldgate	Office	228,000	Herndon, VA	100%	8/27/2004	$59,608
111 Sutter Street	Office	286,000	San Francisco, CA	100%	3/29/2005	100,779
Kendall Distribution Center	Industrial	409,000	Atlanta, GA	100%	6/30/2005	18,781
14600 Sherman Way	Office	50,000	Van Nuys, CA	100%	12/21/2005	8,623
14624 Sherman Way	Office	53,000	Van Nuys, CA	100%	12/21/2005	9,755
Norfleet Distribution Center	Industrial	702,000	Kansas City, MO	100%	2/27/2007	37,579
Station Nine Apartments	Apartment	312,000	Durham, NC	100%	4/16/2007	56,417
36 Research Park Drive	Office	81,000	St. Charles, MO	100%	6/13/2007	17,232
The District at Howell Mill	Retail	306,000	Atlanta, GA	88%	6/15/2007	78,661
Railway Street Corporate Centre	Office	137,000	Calgary, Canada	100%	8/30/2007	42,614
The Edge at Lafayette (1)	Apartment	207,000	Lafayette, LA	78%	1/15/2008	26,870
Campus Lodge Tampa (1)	Apartment	431,000	Tampa, FL	78%	2/29/2008	46,787
Joliet Distribution Center	Industrial	442,000	Joliet, IL	100%	6/26/2013	21,000
Suwanee Distribution Center	Industrial	559,000	Suwanee, GA	100%	6/28/2013	37,943
Grand Lakes Marketplace	Retail	131,000	Katy, TX	90%	9/17/2013	42,975
3800 1st Avenue South	Industrial	162,000	Seattle, WA	100%	12/18/2013	18,705
3844 1st Avenue South	Industrial	101,000	Seattle, WA	100%	12/18/2013	12,070
3601 2nd Avenue South	Industrial	60,000	Seattle, WA	100%	12/18/2013	7,925
Oak Grove Plaza	Retail	120,000	Sachse, TX	100%	1/17/2014	22,525
Grand Prairie Distribution Center	Industrial	277,000	Grand Prairie, TX	100%	1/22/2014	17,200
South Beach Parking Garage (2)	Other	130,000	Miami Beach, FL	100%	1/28/2014	22,050
Rancho Temecula Town Center	Retail	165,000	Temecula, CA	100%	6/16/2014	60,000
Charlotte Distribution Center	Industrial	347,000	Charlotte, NC	100%	6/27/2014	25,550
DFW Distribution Center:
4050 Corporate Drive	Industrial	441,000	Grapevine, TX	100%	4/15/2015	25,839
4055 Corporate Drive	Industrial	202,000	Grapevine, TX	100%	4/15/2015	18,357
Skokie Commons	Retail	96,800	Skokie, IL	100%	5/15/2015	48,500
Townlake of Coppell	Apartment	351,000	Coppell, TX	90%	5/22/2015	43,200
AQ Rittenhouse	Apartment	92,000	Philadelphia, PA	100%	7/30/2015	51,000
Whitestone Market	Retail	145,000	Austin, TX	100%	9/30/2015	51,500
O'Hare Industrial Portfolio:
200 Lewis	Industrial	31,000	Wood Dale, IL	100%	9/30/2015	6,310
1225 Michael Drive	Industrial	109,000	Wood Dale, IL	100%	9/30/2015	9,770
1300 Michael Drive	Industrial	71,000	Wood Dale, IL	100%	9/30/2015	9,455
1301 Mittel Drive	Industrial	53,000	Wood Dale, IL	100%	9/30/2015	10,289
1350 Michael Drive	Industrial	56,000	Wood Dale, IL	100%	9/30/2015	7,151
2501 Allan Drive	Industrial	198,000	Elk Grove, IL	100%	9/30/2015	16,846
2601 Allan Drive	Industrial	124,000	Elk Grove, IL	100%	9/30/2015	11,190
140 Park Avenue	Office	100,000	Florham Park, NJ	100%	12/21/2015	45,600
Maui Mall	Retail	235,000	Kahului, HI	100%	12/22/2015	91,100

(1)	The other owner, owning a 22% interest, is an investment fund advised by our Advisor and in which the parent company of our Advisor owns a noncontrolling interest.

(2)	Property includes 127,000 square feet of parking space containing 343 parking spaces and 3,000 square feet of retail space.

During the years ended December 31, 2015, 2014 and 2013, we incurred $2,336, $545, and $599, respectively, of acquisition expenses recorded on the Consolidated Statements of Operations and Other Comprehensive Income (Loss). For properties acquired during 2015, we recorded total revenue of $10,875 and net loss of $2,955 during the year end December 31, 2015. For properties acquired during 2014, we recorded total revenue of $10,481 and net income of $757 during the year ended December 31, 2014. For properties acquired during 2013, we recorded total revenue of $3,482 and net income of $414 during the year ended December 31, 2013.

2015 Acquisitions

On April 15, 2015, we acquired DFW Distribution Center, a two building, 643,000 square foot industrial property located in Grapevine, Texas, for approximately $44,200. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.23%, in the amount of $17,720, and cash on hand. The property is 100% leased to nine tenants.

On May 15, 2015, we acquired Skokie Commons, a newly constructed 93,000 square foot grocery-anchored retail property located in Skokie, Illinois, for approximately $43,800. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.31%, in the amount of $24,400, and cash on hand. On December 18, 2015, we acquired an adjacent parcel of land under a ground lease to Bank of America. The land was acquired for approximately $4,700 and was funded with cash on hand.

On May 22, 2015, we acquired a 90% interest in Townlake of Coppell, a 398 unit garden style apartment property located in Coppell, Texas, for approximately $43,200. The acquisition was financed with a five-year mortgage loan that bears interest at a fixed-rate of 3.25%, in the amount of $28,800, and cash on hand.

On July 30, 2015, we acquired AQ Rittenhouse, a newly constructed Class A apartment property located near Rittenhouse Square in Philadelphia, Pennsylvania, for approximately $51,000. The 110 unit, 12 story apartment building is complemented by 13,000 square feet of fully leased ground floor commercial space. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.65%, in the amount of $26,370, and cash on hand.

On September 30, 2015, we acquired Whitestone Market, a 145,000 square foot, 100% leased, grocery anchored retail center for approximately $51,500. Whitestone Market, located in Austin, Texas, is anchored by an HEB grocery store and was funded with cash on hand. On November 23, 2015, we entered into ten-year mortgage loan that bears interest at a fixed-rate of 3.58%, in the amount of approximately $25,800.

On September 30, 2015, we acquired O'Hare Industrial Portfolio, a seven property, 642,000 square foot, 92% occupied industrial portfolio for approximately $71,000. O'Hare Industrial Portfolio is located near O'Hare Airport just outside Chicago, Illinois and was funded with cash on hand.

On December 21, 2015, we acquired 140 Park Avenue, a newly constructed 100,000 square foot medical office building located in Florham Park, New Jersey, for approximately $45,600. The property is 100% leased for 15 years to Summit Medical Group. The acquisition was funded using cash on hand.

On December 22, 2015, we acquired Maui Mall, a 235,000 square foot, 91% leased, grocery anchored retail center built in 1971 and expanded in 1995, for approximately $91,100. The property is located on the island of Maui in Hawaii. The acquisition was funded using a draw on our line of credit and cash on hand.

We allocated the purchase price of our 2015 acquisitions in accordance with authoritative guidance as follows:

2015 Acquisitions
Land	$107,913
Building and equipment	294,910
In-place lease intangible (acquired intangible assets)	53,624
Above-market lease intangible (acquired intangible assets)	2,930
Below-market lease intangible (acquired intangible liabilities)	(8,345)
$451,032
Amortization period for intangible assets and liabilities	1 month -18 years
Proforma Information (Unaudited)
The following pro forma financial information is presented as if our 2015 acquisitions had been consummated on the earlier of January 1, 2014 or the date the property began operations. The pro forma financial information is for comparative purposes only and not necessarily indicative of what our actual results of operations would have been had our 2015 acquisitions been consummated on the earlier of January 1, 2014 or the date the property began operations, nor does it purport to represent the results of operations for future periods.
If these acquisitions had occurred on January 1, 2014, our consolidated total revenues and net income for the year ended December 31, 2015 would have been $107,262 and $15,252, respectively, and our total consolidated revenues and net loss for the year ended December 31, 2014 would have been $123,970 and $4,720, respectively. Net income per share for the years ended December 31, 2015 and 2014 would have been $0.25 and $0.10 per share, respectively. Basic per share amounts are based on the weighted average of shares outstanding of 61,237,711 and 45,658,735 for the years ended December 31, 2015 and 2014, respectively.
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
If these acquisitions had occurred on January 1, 2013, our consolidated total revenues and net income for the year ended December 31, 2014 would have been $102,702 and $7,419, respectively, and our total consolidated revenues and net loss for the year ended December 31, 2013 would have been $93,182 and $27,988, respectively. Net income per share for the years ended December 31, 2014 and 2013 would have been $0.16 and $0.76 per share, respectively. Basic per share amounts are based on the weighted average of shares outstanding of 45,658,735 and 36,681,847 for the years ended December 31, 2014 and 2013, respectively.
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
If these acquisitions had occurred on January 1, 2012, our consolidated total revenues and net loss for the year ended December 31, 2013 would have been $85,726 and $27,912, respectively, and our total consolidated revenues and net income for the year ended December 31, 2012 would have been $65,988 and $38,828, respectively. Net loss per share for the year ended December 31, 2013 would have been $0.76 and net income per share for the year ended December 31, 2012 would have been $1.51. Basic per share amounts are based on the weighted average of shares outstanding of 36,681,847 and 25,651,220 for the years ended December 31, 2013 and 2012, respectively.
Impairment of Investments in Real Estate
 In accordance with authoritative guidance for impairment of long-lived assets we recorded the following impairments of investments for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Continuing Operations
36 Research Park Drive	$4,928	$—	$—
4 Research Park Drive	—	—	2,888
Stirling Slidell Shopping Centre	—	—	7,270
Cabana Beach Gainesville	—	—	23,466
14600 Sherman Way	—	—	1,726
14624 Sherman Way	—	—	3,006
Provision for impairment of real estate classified as continuing operations	$4,928	$—	$38,356
Discontinued Operations
Canyon Plaza	$—	$—	$10,182
Provision for impairment of real estate classified as discontinued operations	$—	$—	$10,182
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

For the year ended December 31, 2015
As of December 31, 2015 we determined that 36 Research Park Drive no longer fit our current investment objectives and strategy and thus reduced our expected hold period. As such we determined this asset was impaired due to the carrying value of the investment exceeding the fair value. We recognized an impairment charge totaling $4,928 which represents the difference between the fair value and the carrying value of the property.
For the year ended December 31, 2013
On August 23, 2013, Canyon Plaza, a 199,000 square foot office property located in San Diego, California, was classified as held for sale and evaluated for impairment as of that date. We determined the carrying value of the investment exceeded the sale price less cost to sell. As such, we recognized an impairment charge of $10,182.

As of December 31, 2013, we determined that 4 Research Park Drive, Stirling Slidell Shopping Centre, Cabana Beach Gainesville, 14600 Sherman Way and 14624 Sherman Way no longer fit our current investment objectives and strategy and thus reduced our expected hold period. As such we determined these assets were impaired due to the carrying value of the investments exceeding the undiscounted cash flows over our new expected hold period. We recognized impairment charges totaling $38,356 which represents the difference between the fair value and the carrying value of the properties.
2015 Dispositions
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

The following table summarizes the loss from discontinued operations for Canyon Plaza and the Dignity Health Disposition Portfolio for the years ended December 31, 2014, and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Total revenue	$839	$20,471
Real estate taxes	—	(1,452)
Property operating	(26)	(5,180)
Net recovery of (provision for) doubtful accounts	—	286
General and administrative	(5)	(514)
Provision for impairment	—	(10,182)
Depreciation and amortization	—	(9,689)
Interest expense	—	(4,643)
Loss from discontinued operations	$808	$(10,903)

The dispositions of Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, Stirling Slidell Centre, and 4 Research Park Drive are not included in discontinued operations as a result of the adoption of new accounting guidance on January 1, 2014. Discontinued operations presented for the year ended December 31, 2014 relate to operations of properties classified as discontinued operations prior to adopting the guidance on January 1, 2014.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES
Fair Value Option Investments
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed fund, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that own 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion is approximately $85,600 including closing costs. The NYC Retail Portfolio contains approximately 2,700,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey.

At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This election was made as we were not the controlling member in the joint venture. Our investment in the NYC Retail Portfolio will be presented on our Consolidated Balance Sheet within investments in unconsolidated real estate affiliates. Changes in the fair value of our investment as well as cash distributions received will be recorded on our Consolidated Statement of Operations and Comprehensive Income (Loss) within equity in income of unconsolidated affiliates. During the year ended December 31, 2015 we recorded no changes in fair value of our investment in the NYC Retail Portfolio and received no cash distributions. At December 31, 2015, the carrying amount of our investment in NYC Retail Portfolio was $85,068. We recorded $532 of acquisition expenses related to the investment for the year ended December 31, 2015 within equity in income of unconsolidated affiliates on our Consolidated Statement of Operations and Comprehensive Income (Loss).
Equity Method Investments

Chicago Parking Garage
On December 23, 2014, we acquired a condominium interest in Chicago Parking Garage, a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois for approximately $16,900 using cash on hand. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At December 31, 2015, the carrying amount of our investment in Chicago Parking Garage was $17,935.
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

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Property	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2015	December 31, 2014
South Beach Parking Garage	March 20, 2015	Floating	2.07%	$—	$9,250
Campus Lodge Tampa	October 1, 2016	Fixed	5.95	31,730	32,198
Norfleet Distribution Center	February 1, 2017	Floating	3.18	12,000	12,000
Station Nine Apartments	May 1, 2017	Fixed	5.50	36,885	36,885
The District at Howell Mill	June 1, 2017	Fixed	6.14	9,535	9,675
Railway Street Corporate Centre (1)	September 1, 2017	Fixed	5.16	20,314	24,643
The Edge at Lafayette	December 1, 2018	Floating	2.92	17,680	17,680
Grand Prairie Distribution Center	April 1, 2019	Fixed	3.58	8,600	8,600
Townlake of Coppell	June 1, 2020	Fixed	3.25	28,800	—
Suwanee Distribution Center	October 1, 2020	Fixed	3.66	19,100	19,100
111 Sutter Street	April 1, 2023	Fixed	4.50	53,922	53,922
Grand Lakes Marketplace	October 1, 2023	Fixed	4.20	23,900	23,900
Oak Grove Plaza	February 1, 2024	Fixed	4.17	10,213	10,400
South Seattle Distribution Center	March 1, 2024	Fixed	4.38	19,500	19,500
Charlotte Distribution Center	September 1, 2024	Fixed	3.66	10,220	10,220
Skokie Commons	June 1, 2025	Fixed	3.31	24,400	—
DFW Distribution Center	June 1, 2025	Fixed	3.23	17,720	—
AQ Rittenhouse	September 1, 2025	Fixed	3.65	26,370	—
Whitestone Market	December 1, 2025	Fixed	3.58	25,750	—
Rancho Temecula Town Center	July 1, 2026	Fixed	4.02	28,000	28,000
The District at Howell Mill	March 1, 2027	Fixed	5.30	32,976	33,544
Line of Credit	June 8, 2017	Floating	1.78	30,000	—
TOTAL				$487,615	$349,517
Net debt premium on assumed debt				477	814
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$488,092	$350,331
Cabana Beach Gainesville (2)	December 1, 2018	Floating	2.77	$—	$20,300
Cabana Beach San Marcos (2)	December 1, 2018	Floating	2.46	—	16,720
Campus Lodge Columbia (2)	December 1, 2018	Floating	2.52	—	22,400
Campus Lodge Athens (2)	December 1, 2018	Floating	2.62	—	11,580
MORTGAGE NOTES AND OTHER DEBT PAYABLE OF HELD FOR SALE PROPERTIES				$—	$71,000

(1)	This loan is denominated in Canadian dollars, but is reported in U.S. dollars at the exchange rate in effect on the balance sheet date.

(2)	The loan associated with this property was designated as held for sale on December 19, 2014. The property associated with this loan was sold on January 27, 2015 and the loan was repaid.

We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows as of December 31, 2015:

Property	Debt Premium (Discount)	Effective Interest Rate
The District at Howell Mill	$(2,182)	6.34%
Campus Lodge Tampa	138	5.95%
111 Sutter Street	2,521	2.66%
Net debt premium on assumed debt	$477
Aggregate future principal payments of mortgage notes payable as of December 31, 2015 are as follows:

Year	Amount
2016	$33,274
2017	110,028
2018	19,994
2019	11,309
2020	50,431
Thereafter	262,579
Total	$487,615

Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $915,000 and $818,000 at December 31, 2015 and 2014, respectively, have been pledged as collateral, and are not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, cash from future property operations and capital from the proceeds of the First Extended Public Offering.
Line of Credit
On June 8, 2015, we extended our existing $40,000 revolving line of credit agreement with Bank of America, N.A. The line of credit has a two-year term with a one-year extension at our option and bears interest based on LIBOR plus a spread ranging from 1.35% to 2.10% depending on our leverage ratio (1.60% spread at December 31, 2015). The line of credit contains an accordion feature that allows us to increase the facility to $100,000, which we exercised in December 2015. We intend to use the line of credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our line of credit if we experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of December 31, 2015, we believe no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. As of December 31, 2015, we had $30,000 borrowings outstanding on the revolving line of credit.
Covenants
At December 31, 2015, we were in compliance with all debt covenants.

NOTE 6—COMMON STOCK
We have five classes of common stock authorized as of December 31, 2015: Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to our dealer manager with respect to each outstanding share of each class, as a percentage of net asset value ("NAV"), are as follow:

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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the years ending December 31, 2015, 2014 and 2013 were as follows:

	Shares of Class E Common Stock	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2012	26,444,843	3,612,169	104,282	—	—	—
Issuance of common stock	—	9,462,512	2,365,700	—	—	—
Repurchase of shares	(238,087)	(31,229)	(71,685)	—	—	—
Stock based compensation	—	—	4,000	—	—	—
Stock conversion	(26,206,756)	—	26,232,525	—	—	—
Balance, December 31, 2013	—	13,043,452	28,634,822	—	—	—
Issuance of common stock	—	7,692,796	2,625,546	392,344	286,564	3,358,562
Repurchase of shares	—	(292,407)	(7,383,688)	—	—	—
Stock based compensation	—	—	4,000	—	—	—
Stock conversion	—	(4,200,022)	(448,488)	4,187,965	448,488	—
Balance, December 31, 2014	—	16,243,819	23,432,192	4,580,309	735,052	3,358,562
Issuance of common stock	—	21,343,165	6,313,989	2,152,012	2,621,567	4,429,261
Repurchase of shares	—	(494,216)	(1,840,770)	(615,509)	—	—
Stock based compensation	—	—	4,000	—	—	—
Balance, December 31, 2015	—	37,092,768	27,909,411	6,116,812	3,356,619	7,787,823

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the years ending December 31, 2015, 2014 and 2013 were as follows:

	December 31, 2015		December 31, 2014		December 31, 2013
	# of shares	$ Amount	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	21,343,165	$236,547	7,692,796	$80,485	9,462,512	$96,945
Class M Shares	6,313,989	69,445	2,629,546	27,434	2,369,700	24,145
Class A-I Shares	2,152,012	23,655	392,344	4,100	—	—
Class M-I Shares	2,621,567	28,633	286,564	3,012	—	—
Class D Shares	4,429,261	49,147	3,358,562	35,399	—	—
Total		$407,427		$150,430		$121,090

Share Repurchase Plan
Our share repurchase plan allows stockholders to request that we repurchase all or a portion of their shares of Class A, Class M, Class A-I, Class M-I and Class D common stock on a daily basis at that day's NAV per share for the class of shares being repurchased. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter. On December 2, 2014, our board of directors voted unanimously to increase the repurchase limitation under our share repurchase plan for the quarter ended December 31, 2014 from 5% of the combined NAV of all classes of shares to 6% of the combined NAV of all classes of shares as of September 30, 2014. For the year ended December 31, 2015, we repurchased 494,216, 1,840,770, and 615,509 shares of Class A, Class M, and Class A-I common stock, respectively, under our share repurchase plan. During the year ended December 31, 2014 we repurchased 292,407 and 2,814,586 shares of Class A and Class M common stock, respectively. During the year ended December 31, 2013, we repurchased 31,229 and 71,685 shares of Class A and Class M common stock, respectively.
During the year ended December 31, 2014, we repurchased 179,822 of our Class M common stock in private negotiated transactions. During the year ended December 31, 2013, we repurchased 238,087 shares of Class E common stock in private negotiated transactions outside the share repurchase plan described above. The repurchases were made at 2% to 5% discounts to NAV per share on the date of repurchase.
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

Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the year ended December 31, 2013, we issued 196,790 shares of common stock for $1,998 under the distribution reinvestment plan. For the year ended December 31, 2014, we issued 529,036 shares of common stock for $5,505 under the distribution reinvestment plan. For the year ended December 31, 2015, we issued 1,240,552 shares of common stock for $13,630 under the distribution reinvestment plan.

Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 61,237,711, 45,658,735, and 36,681,847 for the years ended December 31, 2015, 2014 and 2013, respectively. We have no dilutive or potentially dilutive securities.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers prior to the commencement of the offerings) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through October 1, 2012, which is the date the SEC declared our registration statement effective for the Initial Public Offering, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the Initial Public Offering. Following the Initial Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Initial Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of each of the Initial Public Offering and the First Extended Public Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from each of the Initial Public Offering and the First Extended Public Offering. LaSalle also agreed to fund our organization and offering expenses through January 15, 2015, related to the First Extended Public Offering, following which time we commenced reimbursing LaSalle over 36 months for the organization and offering costs incurred prior to the commencement of the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2015 and December 31, 2014, LaSalle had paid approximately $2,009 and $1,986, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in Accounts payable and other accrued expenses.

NOTE 7—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at December 31, 2015 are as follows:

Year	Amount (1)
2016	$77,583
2017	60,856
2018	54,675
2019	50,187
2020	47,541
Thereafter	249,076
Total	$539,918

(1)	Amounts included related to Railway Street Corporate Centre have been converted from Canadian dollars to U.S. dollars using the appropriate exchange rate as of December 31, 2015.
Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the years ended December 31, 2015, 2014 and 2013, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the decrease in rents from 2016 future rents to 2017 is related to our apartment properties which usually have a one year lease life.

NOTE 8—RELATED PARTY TRANSACTIONS
Effective as of October 1, 2012, we entered into a first amended and restated advisory agreement with LaSalle, pursuant to which we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On May 5, 2015, we renewed our Advisory Agreement with our Advisor for one year term expiring on June 5, 2016.
The fixed advisory fees for the years ended December 31, 2015, 2014 and 2013 were $8,374, $5,931 and $4,668, respectively. The performance fees for the year ended December 31, 2015 and 2014 was $2,280 and $250, respectively. There was no performance fee for the year ended December 31, 2013. Included in Advisor fees payable at December 31, 2015 was $3,241 of fixed fee and performance fee expense. Included in Advisor fees payable at December 31, 2014 was $790 of fixed fee and performance fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management and leasing services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the years ended December 31, 2015, 2014 and 2013, JLL Americas was paid $610, $918 and $678, respectively. During the year ended December 31, 2015, we paid JLL Americas $383 in loan placement fees related to the mortgage notes payable on Skokie Commons, AQ Rittenhouse and Whitestone Market. During the year ended December 31, 2014, we paid JLL Americas $201 in loan placement fees related to the mortgage notes payable on South Seattle Distribution Center, Oak Grove Plaza, and Charlotte Distribution Center. During the year ended December 31, 2013, we paid JLL Americas $338 in sales brokerage commissions related to the disposition of Canyon Plaza.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the year ended December 31, 2015 and 2014 we paid the Dealer Manager selling commissions and dealer manager fees totaling $5,993 and $3,599, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers.
As of December 31, 2015 and 2014, we owed $2,009 and $1,986, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accounts payable and other accrued expenses.

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

NOTE 10—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income (loss) from continuing operations for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31, 2015	Apartments	Industrial	Office	Retail	Other	Total
Assets	$212,167	$293,611	$281,635	$393,792	$21,981	$1,203,186

Revenues:
Minimum rents	$19,743	$15,761	$24,361	$16,168	$271	$76,304
Tenant recoveries and other rental income	920	4,192	4,657	4,639	2,518	16,926
Total revenues	$20,663	$19,953	$29,018	$20,807	$2,789	$93,230
Operating expenses:
Real estate taxes	$2,036	$3,130	$3,062	$3,116	$441	$11,785
Property operating	7,731	1,331	7,170	2,436	908	19,576
Provision for doubtful accounts	170	—	1	327	—	498
Total segment operating expenses	$9,937	$4,461	$10,233	$5,879	$1,349	$31,859
Operating income - Segments	$10,726	$15,492	$18,785	$14,928	$1,440	$61,371

Capital expenditures by segment	$1,941	$152	$7,281	$452	$353	$10,179

Operating income - Segments						$61,371
Advisor fees						10,654
Company level expenses						2,035
General and administrative						705
Acquisition related expenses						2,336
Provision for impairment of real estate						4,928
Depreciation and amortization						33,674
Operating income						$7,039
Other income and (expenses):
Interest expense						$(17,940)
Equity in income of unconsolidated affiliates						243
Gain on disposition of property and extinguishment of debt						29,009
Total other income and (expenses)						$11,312
Income from continuing operations						$18,351

Reconciliation to total consolidated assets as of December 31, 2015
Assets per reportable segments						$1,203,186
Corporate level assets						119,506
Total consolidated assets						$1,322,692

Year Ended December 31, 2014	Apartments	Industrial	Office	Retail	Other	Total
Assets	$207,691	$182,338	$250,870	$204,077	$22,074	$867,050

Revenues:
Minimum rents	$31,643	$12,072	$25,124	$12,394	$262	$81,495
Tenant recoveries and other rental income	1,824	3,270	4,256	4,784	2,573	16,707
Total revenues	$33,467	$15,342	$29,380	$17,178	$2,835	$98,202
Operating expenses:
Real estate taxes	$2,990	$2,472	$3,221	$2,899	$342	$11,924
Property operating	14,163	787	6,896	2,186	1,297	25,329
Provision for doubtful accounts	250	—	63	51	1	365
Total segment operating expenses	$17,403	$3,259	$10,180	$5,136	$1,640	$37,618
Operating income - Segments	$16,064	$12,083	$19,200	$12,042	$1,195	$60,584

Capital expenditures by segment	$3,225	$1,606	$6,512	$598	$28	$11,969

Reconciliation to income from continuing operations
Operating income - Segments						$60,584
Advisor fees						6,181
Company level expenses						2,361
General and administrative						831
Acquisition related expenses						545
Depreciation and amortization						27,854
Operating income						$22,812
Other income and (expenses):
Interest expense						$(18,394)
Gain on disposition of property and extinguishment of debt						589
Total other income and (expenses)						$(17,805)
Income from continuing operations						$5,007

Reconciliation to total consolidation assets as of December 31, 2014
Assets per reportable segments (1)						$867,050
Corporate level assets						31,716
Total consolidated assets						$898,766
(1)    Includes $95,161 of Apartments segment assets classified as held for sale as of December 31, 2014.

Year Ended December 31, 2013	Apartments	Industrial	Office	Retail	Total
Revenues:
Minimum rents	$31,354	$6,036	$23,483	$6,882	$67,755
Tenant recoveries and other rental income	1,786	1,078	3,586	2,311	$8,761
Total revenues	$33,140	$7,114	$27,069	$9,193	$76,516
Operating expenses:
Real estate taxes	$3,308	$885	$2,905	$1,005	$8,103
Property operating	13,941	272	6,402	1,393	$22,008
Provision for (recovery of) doubtful accounts	293	—	(4)	36	$325
Total segment operating expenses	$17,542	$1,157	$9,303	$2,434	$30,436
Operating income - Segments	$15,598	$5,957	$17,766	$6,759	$46,080

Capital expenditures by segment	$2,353	$131	$11,557	$244	$14,285

Reconciliation to income from continuing operations
Operating income - Segments					$46,080
Advisor fees					4,668
Company level expenses					1,917
General and administrative					648
Acquisition related expenses					599
Provision for impairment of real estate					38,356
Depreciation and amortization					22,288
Operating loss					$(22,396)
Other income and (expenses):
Interest expense					$(19,913)
Debt modification expense					(926)
Equity in income of unconsolidated affiliates					32
Gain on disposition of property and extinguishment of debt					1,109
Gain on sale of unconsolidated affiliates					7,290
Total other income and (expenses)					$(12,408)
Loss from continuing operations					$(34,804)

NOTE 11—DISTRIBUTIONS PAYABLE

On November 5, 2015, our board of directors approved a gross distribution for the fourth quarter of 2015 of $0.12 per share to stockholders of record as of December 30, 2015. The distribution was paid on February 5, 2016. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.12 per share, less applicable class-specific fees, if any.
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
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis (Topic 810), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. Aside from certain expanded disclosure requirements, we do not expect the adoption of this standard will have a material impact to our consolidated financial statements for the adoption of this standard.
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
In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to impact our consolidated financial statements as we have certain operating and land lease arrangements for which we are the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

NOTE 13—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015	Three Months Ended September 30, 2015	Three Months Ended December 31, 2015
Total revenues	$21,725	$21,474	$23,275	$26,756
Operating income (loss)	5,103	3,483	978	(2,525)
Income (loss) from continuing operations	30,065	(449)	(3,546)	(7,719)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	23,512	(352)	(3,289)	(7,826)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.48	$(0.01)	$(0.05)	$(0.10)
Weighted average common stock outstanding-basic and diluted	49,162,338	54,700,285	63,528,103	77,226,550

	Three Months Ended March 31, 2014	Three Months Ended June 30, 2014	Three Months Ended September 30, 2014	Three Months Ended December 31, 2014
Total revenues	$23,383	$24,172	$24,680	$25,967
Operating income	5,826	5,936	4,066	6,984
Income (loss) from continuing operations	1,574	1,139	(32)	2,326
Total income (loss) from discontinued operations	—	—	813	(5)
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	1,287	871	969	1,926
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.03	$0.02	$0.02	$0.04
Weighted average common stock outstanding-basic and diluted	42,717,549	45,092,828	47,271,566	47,482,906
All significant fluctuations between the quarters are attributable to acquisitions and dispositions made in 2015 and 2014 with the exception of impairment recorded during the quarter ended December 31, 2015.

NOTE 14—SUBSEQUENT EVENTS
On March 1, 2016, we sold 36 Research Park Drive for approximately $7,900 less closing costs. We expect any gain or loss recorded on the sale of the property to be minimal.
On March 8, 2016, our board of directors approved a gross distribution for the first quarter of 2016 of $0.12 per share to stockholders of record as of March 30, 2016, payable on or around May 2, 2016. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.12 per share, less applicable class-specific fees, if any.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Office Properties:
Monument IV at Worldgate—Herndon, VA	$—	$5,186	$57,013	$—	$9,950	$—	$5,186	$66,963	$72,149
111 Sutter Street—San Francisco, CA	53,922	39,921	72,712	—	3,972	—	39,921	76,684	116,605
14600 Sherman Way—Van Nuys, CA	—	—	6,348	—	(1,582)	—	—	4,766	4,766
14624 Sherman Way—Van Nuys, CA	—	—	7,685	—	(2,061)	—	—	5,624	5,624
36 Research Park Drive—St. Charles, MO	—	2,655	11,089	(1,061)	(5,575)	—	1,594	5,514	7,108
Railway Street Corporate Centre—Calgary, Canada	20,314	6,022	35,441	(1,462)	(8,948)	—	4,560	26,493	31,053
Sherman Way Land	—	4,010	—	(1,082)	—	—	2,928	—	2,928
Summit—Florham Park, NJ	—	3,162	34,784	—	—	—	3,162	34,784	37,946
Total Office Properties	74,236	60,956	225,072	(3,605)	(4,244)	—	57,351	220,828	278,179

Retail Properties:
The District at Howell Mill—Atlanta, GA	42,511	10,000	56,040	—	1,494	—	10,000	57,534	67,534
Grand Lakes Marketplace—Katy, TX	23,900	5,215	34,770	—	4	—	5,215	34,774	39,989
Oak Grove Plaza—Sachse, TX	10,213	4,434	18,869	—	59	—	4,434	18,928	23,362
Rancho Temecula Town Center—Temecula, CA	28,000	14,600	41,180	—	(316)	—	14,600	40,864	55,464
Skokie Commons—Skokie, IL	24,400	8,859	25,705	891	—	—	9,750	25,705	35,455
Whitestone Market—Austin, TX	25,750	7,000	39,868	—	—	—	7,000	39,868	46,868
Maui Mall—Maui, HI	—	44,257	39,454	—	—	—	44,257	39,454	83,711
Total Retail Properties	154,774	94,365	255,886	891	1,241	—	95,256	257,127	352,383

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	—	2,656	12,836	(293)	(1,090)	—	2,363	11,746	14,109
Norfleet Distribution Center—Kansas City, MO	12,000	2,134	31,397	(205)	(2,013)	—	1,929	29,384	31,313
Suwanee Distribution Center—Suwanee, GA	19,100	6,155	27,598	—	42	—	6,155	27,640	33,795
Joliet Distribution Center—Joliet, IL	—	2,800	15,762	—	19	—	2,800	15,781	18,581
3800 1st Avenue —Seattle, WA	9,891	7,238	9,673	—	93	—	7,238	9,766	17,004
3844 1st Avenue—Seattle, WA	6,167	5,563	6,031	—	58	—	5,563	6,089	11,652
3601 2nd Avenue—Seattle, WA	3,442	2,774	3,365	—	33	—	2,774	3,398	6,172
Grand Prairie Distribution Center—Grand Prairie, TX	8,600	2,100	12,478	—	—	—	2,100	12,478	14,578
Charlotte Distribution Center—Charlotte, NC	10,220	5,381	15,002	—	—	—	5,381	15,002	20,383
4050 Corporate Drive—Grapevine, TX	17,720	5,200	18,327	—	5	—	5,200	18,332	23,532

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
4055 Corporate Drive—Grapevine, TX	—	2,400	12,737	—	7	—	2,400	12,744	15,144
2501-2575 Allan Drive—Elk Grove, IL	—	4,300	10,926	—	—	—	4,300	10,926	15,226
2601-2651 Allan Drive—Elk Grove, IL	—	2,600	7,726	—	—	—	2,600	7,726	10,326
1300 Michael Drive—Wood Dale, IL	—	1,900	6,770	—	—	—	1,900	6,770	8,670
1350 Michael Drive—Wood Dale, IL	—	1,500	5,059	—	—	—	1,500	5,059	6,559
1225 Michael Drive—Wood Dale, IL	—	2,600	7,149	—	—	—	2,600	7,149	9,749
200 Lewis Drive—Wood Dale, IL	—	1,100	4,165	—	—	—	1,100	4,165	5,265
1301-1365 Mittel Boulevard—Chicago, IL	—	2,700	5,473	—	—	—	2,700	5,473	8,173
Total Industrial Properties	87,140	61,101	212,474	(498)	(2,846)	—	60,603	209,628	270,231

Apartment Properties:
Station Nine Apartments—Durham, NC	36,885	9,690	43,400	—	1,317	—	9,690	44,717	54,407
The Edge at Lafayette—Lafayette, LA	17,680	1,782	23,266	—	(858)	—	1,782	22,408	24,190
Campus Lodge Tampa—Tampa, FL	31,730	7,205	33,310	—	2,448	—	7,205	35,758	42,963
Townlake of Coppell—Coppell, TX	28,800	8,444	36,805	—	225	—	8,444	37,030	45,474
AQ Rittenhouse—Philadelphia, PA	26,370	11,000	39,963	—	—	—	11,000	39,963	50,963
Total Apartment Properties	141,465	38,121	176,744	—	3,132	—	38,121	179,876	217,997

Other Properties:
South Beach Parking Garage—Miami, FL	—	—	21,467	—	381	—	—	21,848	21,848
Total Other Properties	—	—	21,467	—	381	—	—	21,848	21,848

Total Consolidated Properties:	$457,615	$254,543	$891,643	$(3,212)	$(2,336)	$—	$251,331	$889,307	$1,140,638
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $1,292,351 and $129,110, respectively.

(1)	Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Office Properties:
Monument IV at Worldgate—Herndon, VA	$(15,016)	2001	8/27/2004	50 years
111 Sutter Street—San Francisco, CA	(6,463)	1926	12/4/2012	40 years
14600 Sherman Way—Van Nuys, CA	(2)	1991	12/21/2005	40 years
14624 Sherman Way—Van Nuys, CA	(403)	1981	12/21/2005	40 years
36 Research Park Drive—St. Charles, MO	—	2007	6/15/2007	50 years
Railway Street Corporate Centre—Calgary, Canada	(4,576)	2007	8/30/2007	50 years
Summit—Florham Park, NJ	—	2015	12/21/2015	50 years
Total Office Properties	(26,460)

Retail Properties:
The District at Howell Mill—Atlanta, GA	(9,832)	2006	6/15/2007	50 years
Grand Lakes Marketplace—Katy, TX	(1,625)	2013	9/17/2013	50 years
Oak Grove Plaza—Sachse, TX	(956)	2003	1/17/2014	40 years
Skokie Commons—Skokie, IL	(343)	2015	5/15/2015	50 years
Rancho Temecula Town Center—Temecula, CA	(1,628)	2007	6/16/2014	40 years
Whitestone Market—Austin, TX	(249)	2003	9/30/2015	40 years
Maui Mall—Maui, HI	—	1971	12/22/2015	40 years
Total Retail Properties	(14,633)

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	(2,530)	2002	6/30/2005	50 years
Norfleet Distribution Center—Kansas City, MO	(5,210)	2007	2/27/2007	50 years
Suwanee Distribution Center—Suwanee, GA	(1,383)	2012	6/28/2013	50 years
Joliet Distribution Center—Joliet, IL	(992)	2005	6/26/2013	40 years
3800 1st Avenue —Seattle, WA	(487)	1968	12/17/2013	40 years
3844 1st Avenue—Seattle, WA	(303)	1949	12/17/2013	40 years
3601 2nd Avenue—Seattle, WA	(169)	1980	12/17/2013	40 years
Grand Prairie Distribution Center—Grand Prairie, TX	(499)	2013	1/22/2014	50 years
Charlotte Distribution Center—Charlotte, NC	(563)	1991	6/27/2014	40 years
4050 Corporate Drive—Grapevine, TX	(268)	1996	4/15/2015	40 years
4055 Corporate Drive—Grapevine, TX	(187)	1996	4/15/2015	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
2501-2575 Allan Drive—Elk Grove, IL	(68)	1985	9/30/2015	40 years
2601-2651 Allan Drive—Elk Grove, IL	(48)	1985	9/30/2015	40 years
1300 Michael Drive—Wood Dale, IL	(42)	1985	9/30/2015	40 years
1350 Michael Drive—Wood Dale, IL	(32)	1985	9/30/2015	40 years
1225 Michael Drive—Wood Dale, IL	(45)	1985	9/30/2015	40 years
200 Lewis Drive—Wood Dale, IL	(26)	1985	9/30/2015	40 years
1301-1365 Mittel Boulevard—Wood Dale, IL	(37)	1985	9/30/2015	40 years
Total Industrial Properties	(12,889)

Apartment Properties:
Station Nine Apartments—Durham, NC	(8,086)	2005	4/16/2007	50 years
The Edge at Lafayette—Lafayette, LA	(3,848)	2007	1/15/2008	50 years
Campus Lodge Tampa—Tampa, FL	(7,296)	2001	2/29/2008	40 years
Townlake of Coppell—Coppell, TX	(545)	1986	5/22/2015	40 years
AQ Rittenhouse—Philadelphia, PA	(435)	2015	7/30/2015	50 years
Total Apartment Properties	(20,210)

Other Properties:
South Beach Parking Garage—Miami, FL	(1,053)	2001	1/28/2014	40 years
Total Other Properties	(1,053)

Total Consolidated Properties:	$(75,245)

Reconciliation of Real Estate

Consolidated Properties	2015	2014	2013
Balance at beginning of year	$746,926	$727,485	$796,456
Additions	401,209	141,576	141,242
Assets sold/ written off	(861)	(19,582)	(142,795)
Write-downs for impairment charges	(6,636)	—	(67,418)
Reclassed as held for sale	—	(102,553)	—
Balance at close of year	$1,140,638	$746,926	$727,485

Reconciliation of Accumulated Depreciation

Consolidated Properties	2015	2014	2013
Balance at beginning of year	$60,569	$54,686	$82,428
Additions	17,430	17,170	16,998
Assets sold/ written off	(849)	(946)	(25,558)
Write-downs for impairment charges	(1,905)	—	(19,182)
Reclassed as held for sale	—	(10,341)	—
Balance at close of year	$75,245	$60,569	$54,686