Form 10-Q
period 2016-03-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2016-05-12
CIK 1314152

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
For the quarterly period ended March 31, 2016
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
N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 12, 2016 were 48,531,906 shares of Class A Common Stock, 30,411,785 shares of Class M Common Stock, 7,320,485 of Class A-I Common Stock, 5,118,410 of Class M-I Common Stock and 6,387,184 shares of Class D Common Stock.
______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $32,645 and $32,645, respectively)	$249,991	$251,331
Buildings and equipment (including from VIEs of $187,824 and $187,505, respectively)	889,830	889,307
Less accumulated depreciation (including from VIEs of $(24,304) and $(23,146), respectively)	(81,265)	(75,245)
Net property and equipment	1,058,556	1,065,393
Investment in unconsolidated real estate affiliates	103,338	103,003
Net investments in real estate	1,161,894	1,168,396
Cash and cash equivalents (including from VIEs of $13,616 and $13,365, respectively)	160,293	34,739
Restricted cash (including from VIEs of $890 and $666, respectively)	1,727	1,227
Tenant accounts receivable, net (including from VIEs of $1,495 and $1,724, respectively)	4,164	3,500
Deferred expenses, net (including from VIEs of $146 and $118, respectively)	9,861	10,022
Acquired intangible assets, net (including from VIEs of $8,911 and $9,208, respectively)	83,070	86,471
Deferred rent receivable, net (including from VIEs of $951 and $852, respectively)	10,642	9,445
Prepaid expenses and other assets (including from VIEs of $287 and $373, respectively)	9,536	5,978
TOTAL ASSETS	$1,441,187	$1,319,778
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $141,706 and $141,972, respectively)	$518,107	$485,178
Accounts payable and other accrued expenses (including from VIEs of $1,888 and $2,058, respectively)	18,284	17,235
Distributions payable	9,445	8,633
Accrued interest (including from VIEs of $562 and $560, respectively)	1,699	1,659
Accrued real estate taxes (including from VIEs of $888 and $802, respectively)	3,562	1,925
Advisor fees payable	1,082	3,241
Acquired intangible liabilities, net	16,245	16,984
TOTAL LIABILITIES	568,424	534,855
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 44,847,501 and 37,092,768 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	448	371
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 29,134,965 and 27,909,411 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	291	279
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 6,788,479 and 6,116,812 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	68	61
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 3,912,988 and 3,356,619 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	39	34
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 6,319,475 and 7,787,823 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	63	78
Additional paid-in capital (net of offering costs of $30,596 and $26,911 as of March 31, 2016 and December 31, 2015, respectively)	1,146,482	1,051,230
Accumulated other comprehensive loss	(1,820)	(2,327)
Distributions to stockholders	(160,733)	(151,277)
Accumulated deficit	(122,214)	(123,700)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	862,624	774,749
Noncontrolling interests	10,139	10,174
Total equity	872,763	784,923
TOTAL LIABILITIES AND EQUITY	$1,441,187	$1,319,778
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Revenues:
Minimum rents	$23,570	$17,650
Tenant recoveries and other rental income	5,776	4,075
Total revenues	29,346	21,725
Operating expenses:
Real estate taxes	3,722	2,845
Property operating	5,192	4,465
Provision for doubtful accounts	135	125
Property general and administrative	328	165
Advisor fees	3,028	1,638
Company level expenses	606	687
Acquisition expenses	180	133
Depreciation and amortization	9,009	6,564
Total operating expenses	22,200	16,622
Operating income	7,146	5,103
Other income and (expenses):
Interest expense	(5,961)	(4,227)
Equity in income of unconsolidated affiliates	335	180
Gain on disposition of property and extinguishment of debt	40	29,009
Total other income and (expenses)	(5,586)	24,962
Net income	1,560	30,065
Less: Net income attributable to the noncontrolling interests	(74)	(6,553)
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$1,486	$23,512
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.02	$0.48
Weighted average common stock outstanding-basic and diluted	87,274,769	49,162,338
Other comprehensive gain (loss):
Foreign currency translation adjustment	507	(692)
Total other comprehensive gain (loss)	507	(692)
Net comprehensive income	$1,993	$22,820

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2016	82,263,433	$823	$1,051,230	$(2,327)	$(151,277)	$(123,700)	$10,174	$784,923
Issuance of common stock	11,377,875	113	128,657	—	—	—	—	128,770
Repurchase of shares	(2,637,900)	(27)	(29,720)	—	—	—	—	(29,747)
Offering costs	—	—	(3,685)	—	—	—	—	(3,685)
Net income	—	—	—	—	—	1,486	74	1,560
Other comprehensive income	—	—	—	507	—	—	—	507
Cash contributions from noncontrolling interests	—	—	—	—	—	—	20	20
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(129)	(129)
Distributions declared per share ($0.12)	—	—	—	—	(9,456)	—	—	(9,456)
Balance, March 31, 2016	91,003,408	$909	$1,146,482	$(1,820)	$(160,733)	$(122,214)	$10,139	$872,763
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,560	$30,065
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	8,602	6,267
Gain on disposition of property and extinguishment of debt	(40)	(29,009)
Provision for doubtful accounts	135	125
Straight line rent	(1,347)	(276)
Equity in income of unconsolidated affiliates	(335)	(180)
Net changes in assets, liabilities and other	(637)	(290)
Net cash provided by operating activities	7,938	6,702
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments and fixed assets	7,371	119,706
Capital improvements and lease commissions	(4,135)	(1,450)
Investment in unconsolidated real estate affiliates	—	(73)
Loan escrows	(500)	1,092
Net cash provided by investing activities	2,736	119,275
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	120,554	48,399
Repurchase of shares	(29,747)	(14,294)
Offering costs	(3,437)	(2,139)
Distributions to stockholders	(2,869)	(2,735)
Distributions paid to noncontrolling interests	(129)	(10,891)
Contributions received from noncontrolling interests	20	329
Deposits for loan commitments	(1,115)	(344)
Payment on credit facility	(30,000)	—
Proceeds from mortgage notes and other debt payable	62,800	—
Debt issuance costs	(874)	(28)
Payment on early extinguishment of debt	—	(711)
Principal payments on mortgage notes and other debt payable	(448)	(80,683)
Net cash provided by (used in) financing activities	114,755	(63,097)
Net increase in cash and cash equivalents	125,429	62,880
Effect of exchange rates	125	(125)
Cash and cash equivalents at the beginning of the period	34,739	32,211
Cash and cash equivalents at the end of the period	$160,293	$94,966
Supplemental disclosure of cash flow information:
Interest paid	$5,189	$4,132
Non-cash activities:
Write-offs of receivables	$12	$52
Write-offs of retired assets and liabilities	373	(288)
Change in liability for capital expenditures	(309)	1,081
Deposit of holdback proceeds from sale of real estate investments	—	1,847
Net liabilities transferred at sale of real estate investment	—	973
Change in issuance of common stock receivable	2,441	(294)
Change in accrued offering costs	248	718
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, non-listed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2016, we owned interests in a total of 53 properties, 52 of which are located in 14 states and one of which is located in Canada.
From our inception to October 1, 2012, we raised equity proceeds through private offerings of shares of our common stock. On October 1, 2012, the Securities and Exchange Commission (the "SEC") declared effective our Registration Statement on Form S-11 with respect to our continuous public offering of up to $3,000,000 in any combination of Class A and Class M shares of common stock (the "Initial Public Offering"). Affiliates of our sponsor, Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), currently have invested an aggregate of $50,200 through purchases of shares of our common stock. As of January 15, 2015, the date our Initial Public Offering terminated, we had raised aggregate gross proceeds from the sale of shares of our Class A and Class M common stock in our Initial Public Offering of $268,981.
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of March 31, 2016, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I shares in our First Extended Public Offering of $482,580.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with indefinite duration. As of March 31, 2016, we have raised aggregate gross proceeds from the sale of our Class D shares in our Follow-on Private Offering of $50,082.
As of March 31, 2016, 44,847,501 shares of Class A common stock, 29,134,965 shares of Class M common stock, 6,788,479 shares of Class A-I common stock, 3,912,988 shares of Class M-I common stock, and 6,319,475 shares of Class D common stock were outstanding and held by a total of 8,468 stockholders.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between the Company and LaSalle (the “Advisory Agreement”). On May 10, 2016, we renewed our Advisory Agreement with our Advisor for a one-year term expiring on June 5, 2017. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned, but operationally independent subsidiary of JLL, a New York Stock Exchange-listed global financial and professional services firm specializing in commercial real estate services. We have no employees, as all operations are managed by our Advisor. Our executive officers are employees of and compensated by our Advisor.

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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of March 31, 2016, our VIEs include The District at Howell Mill, The Edge at Lafayette, Campus Lodge Tampa, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick out rights. The creditors of our VIEs do not have general recourse to us. Prior to new consolidation guidance adopted on January 1, 2016, Grand Lakes Marketplace and Townlake of Coppell were not classified as VIEs. VIE disclosures as of December 31, 2015 on our Consolidated Balance Sheets have been updated to include Grand Lakes Marketplace and Townlake of Coppell for comparative purposes.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2016, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Form 10-K filed with the SEC on March 10, 2016 (our “2015 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2015 audited consolidated financial statements included in our 2015 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At March 31, 2016 and December 31, 2015, our allowance for doubtful accounts was $436 and $312, respectively.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at March 31, 2016 and December 31, 2015 was $1,583 and $1,234, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $24,632 and $21,660 at March 31, 2016 and December 31, 2015, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $4,109 and $3,364 at March 31, 2016 and December 31, 2015, respectively, on the accompanying Consolidated Balance Sheets.

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
Partnership interests accounted for under the fair value option are stated at the fair value of our ownership in the partnership. The fair value is recorded based upon changes in the net asset value of the limited partnership as determined from the financial statements of the limited partnership. During the three months ended March 31, 2016, we recorded unrealized changes in fair value classified within the Level 3 category of $223 in our investment in NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates).
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using Level 2 inputs was $5,810 and $927 higher than the aggregate carrying amounts at March 31, 2016 and December 31, 2015, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
Derivative Financial Instruments
We record all derivatives on the Consolidated Balance Sheets at fair value in prepaid expenses and other assets or accounts payable and other accrued expenses. Changes in the fair value of our derivatives are recorded as a component of interest expense on our Consolidated Statements of Operations and Comprehensive Income as we have not designated our derivative instruments as hedges. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate caps and swaps.
As of March 31, 2016, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	6	$97,930
Interest Rate Swaps	3	71,400
The fair value of our interest rate caps and swaps represent liabilities of $653 and $153 at March 31, 2016 and December 31, 2015, respectively.

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
NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. There were no consolidated properties acquired during the three months ended March 31, 2016.
During the three months ended March 31, 2016 and 2015, we incurred $180 and $133, respectively, of acquisition expenses recorded on the Consolidated Statements of Operations and Comprehensive Income.
2016 Dispositions
On March 1, 2016, we sold 36 Research Park Drive for approximately $7,900 less closing costs. We recorded a gain on the sale of the property in the amount of $40.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES
Fair Value Option Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that own 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. The NYC Retail Portfolio contains approximately 2,700,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. Our investment in the NYC Retail Portfolio will be presented on our Consolidated Balance Sheets within investments in unconsolidated real estate affiliates. Changes in the fair value of our investment as well as cash distributions received will be recorded on our Consolidated Statements of Operations and Comprehensive Income within equity in income of unconsolidated affiliates. As of March 31, 2016 and December 31, 2015, the carrying amount of our investment in the NYC Retail Portfolio was $85,291 and $85,068, respectively. During the three months ended March 31, 2016 we recorded a $223 increase in fair value of our investment in the NYC Retail Portfolio and received no cash distributions. For the year ended December 31, 2015 we recorded no changes in fair value of our investment in the NYC Retail Portfolio and received no cash distributions.
Equity Method Investment
Chicago Parking Garage
On December 23, 2014, we acquired a condominium interest in Chicago Parking Garage, a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois for approximately $16,900 using cash on hand. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At March 31, 2016 and December 31, 2015, the carrying amount of our investment in Chicago Parking Garage was $18,047 and $17,935, respectively.

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			March 31, 2016	December 31, 2015
Mortgage notes payable (1) (2)	October 1, 2016 - March 1, 2027	2.49% - 6.14%	$521,330	$487,615
Net debt premium on assumed debt and debt issuance costs			(3,223)	(2,437)
Mortgage notes and other debt payable, net			$518,107	$485,178

(1)
On February 17, 2016, we entered into a $40,000 mortgage note payable on Monument IV at Worldgate. The mortgage note is for seven years and bears a floating interest rate equal to LIBOR plus 1.75%. We entered into an interest rate swap for this loan which fixed the interest rate at 3.13% for the seven year term.

(2)
On March 17, 2016, we entered into a $22,800 mortgage note payable on 140 Park Avenue. The mortgage note is for five years and bears a floating interest rate equal to LIBOR plus 1.75%. We entered into an interest rate swap for this loan which fixed the interest rate at 3.00% for the five year term.

Aggregate future principal payments of mortgage notes payable as of March 31, 2016 are as follows:

Year	Amount
2016	$32,850
2017	81,366
2018	19,994
2019	11,309
2020	50,431
Thereafter	325,380
Total	$521,330

Line of Credit
On June 8, 2015, we extended our existing $40,000 revolving line of credit agreement with Bank of America, N.A. The line of credit has a two-year term with a one-year extension at our option and bears interest based on LIBOR plus a spread ranging from 1.35% to 2.10%, depending on our leverage ratio (1.35% spread at March 31, 2016). The line of credit also contains an accordion feature that allows us to increase the facility to $100,000, which we exercised in December 2015. We intend to use the line of credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our line of credit if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party or (ii) are in default, as that term is defined in the agreement, including a cross default under certain other loan agreements and/or guarantees entered into by the Company or its subsidiaries. As of March 31, 2016, we believe no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. As of March 31, 2016 and December 31, 2015, we had $0 and $30,000, respectively, borrowings outstanding on the revolving line of credit.
At March 31, 2016, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at March 31, 2016 and December 31, 2015 was $2,301 and $2,107, respectively. Upon implementing FASB Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs during the period ended March 31, 2016, we reclassified $2,914 of net debt issuance costs from Deferred expenses, net to Mortgage notes and other debt payable, net on our Consolidated Balance Sheet as of December 31, 2015.

NOTE 6—COMMON STOCK
We have five classes of common stock authorized as of March 31, 2016, Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of NAV, are as follows:

	Selling Commission (1)	Dealer Manager Fee (2)
Class A Shares	up to 3.5%	1.05%
Class M Shares	None	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	None	0.05%
Class D Shares (3)	up to 1.0%	None

(1)	Selling commissions are paid on the date of purchase.

(2)	Dealer manager fees are accrued daily on a continuous basis equal to 1/365th of the stated fee.

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the three months ended March 31, 2016 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2015	37,092,768	27,909,411	6,116,812	3,356,619	7,787,823
Issuance of common stock	7,848,394	2,120,944	769,098	556,369	83,070
Repurchase of shares	(93,661)	(895,390)	(97,431)	—	(1,551,418)
Balance, March 31, 2016	44,847,501	29,134,965	6,788,479	3,912,988	6,319,475
Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the three months ended March 31, 2016 were as follows:

	Three months ended
	March 31, 2016
	# of shares	Amount
Class A Shares	7,848,394	$88,984
Class M Shares	2,120,944	23,882
Class A-I Shares	769,098	8,703
Class M-I Shares	556,369	6,266
Class D Shares	83,070	935
Total		$128,770
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the three months ended March 31, 2016, we repurchased 2,637,900 shares of common stock. During the three months ended March 31, 2015, we repurchased 1,342,088 shares of common stock.

Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the three months ended March 31, 2016, we issued 513,733 shares of common stock for $5,775 under the distribution reinvestment plan. For the three months ended March 31, 2015, we issued 224,956 shares of common stock for $2,410 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 87,274,769 for the three months ended March 31, 2016 and 49,162,338 for the three months ended March 31, 2015. We have no dilutive or potentially dilutive securities.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers prior to the commencement of the offerings) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through January 16, 2015, which is the date the SEC declared our registration statement effective for the First Extended Public Offering, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the First Extended Public Offering. Following the First Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the First Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the First Extended Public Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2016 and December 31, 2015, LaSalle had paid $2,044 and $2,009, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in Accounts payable and other accrued expenses.
NOTE 7—RELATED PARTY TRANSACTIONS
Effective as of October 1, 2012, we entered into a first amended and restated advisory agreement with LaSalle, pursuant to which we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On May 10, 2016, we renewed our Advisory Agreement with our Advisor for a one year term expiring on June 5, 2017.
The fixed advisory fees for the three months ended March 31, 2016 and 2015 were $3,028 and $1,638, respectively. There were no performance fees for the three months ended March 31, 2016 and 2015. Included in Advisor fees payable at March 31, 2016 and December 31, 2015 were $1,082 and $3,241 of fixed advisory fee and performance fee expenses, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three months ended March 31, 2016 and 2015, JLL Americas was paid $83 and $74, respectively, for property management and leasing services. During the three months ended March 31, 2016, we paid JLL Americas $114 in loan placement fees related to the mortgage note payable on 140 Park Avenue and $197 in sales brokerage fees for the 36 Research Park Drive property sale.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three months ended March 31, 2016 and 2015, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,342 and $978, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers.
As of March 31, 2016 and December 31, 2015, we owed $2,044 and $2,009, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accounts payable and other accrued expenses.

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

NOTE 9—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three months ended March 31, 2016 and 2015.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of March 31, 2016	$210,688	$291,422	$277,423	$392,281	$22,240	$1,194,054
Assets as of December 31, 2015	211,532	292,730	281,582	392,718	21,981	1,200,543

Three Months Ended March 31, 2016
Revenues:
Minimum rents	$5,610	$4,834	$7,113	$5,944	$69	$23,570
Tenant recoveries and other rental income	299	1,540	1,117	2,136	684	5,776
Total revenues	$5,909	$6,374	$8,230	$8,080	$753	$29,346
Operating expenses:
Real estate taxes	$614	$1,095	$829	$1,056	$128	$3,722
Property operating	1,797	413	1,664	1,109	209	5,192
Provision for doubtful accounts	11	—	—	124	—	135
Total segment operating expenses	$2,422	$1,508	$2,493	$2,289	$337	$9,049
Operating income - Segments	$3,487	$4,866	$5,737	$5,791	$416	$20,297

Capital expenditures by segment	$410	$415	$3,236	$363	$—	$4,424

Reconciliation to net income
Operating income - Segments						$20,297
Property general and administrative						328
Advisor fees						3,028
Company level expenses						606
Acquisition expenses						180
Depreciation and amortization						9,009
Operating income						$7,146
Other income and (expenses):
Interest expense						$(5,961)
Equity in income of unconsolidated affiliates						335
Gain on disposition of property and extinguishment of debt						40
Total other income and (expenses)						$(5,586)
Net income						$1,560

Reconciliation to total consolidated assets as of March 31, 2016
Assets per reportable segments						$1,194,054
Corporate level assets						247,133
Total consolidated assets						$1,441,187

Reconciliation to total consolidated assets as of December 31, 2015
Assets per reportable segments						$1,200,543
Corporate level assets						119,235
Total consolidated assets						$1,319,778

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended March 31, 2015
Revenues:
Minimum rents	$4,900	$3,139	$6,172	$3,369	$70	$17,650
Tenant recoveries and other rental income	247	752	1,083	1,211	782	4,075
Total revenues	$5,147	$3,891	$7,255	$4,580	$852	$21,725
Operating expenses:
Real estate taxes	$511	$560	$780	$843	$151	$2,845
Property operating	1,827	199	1,655	525	259	4,465
Provision for doubtful accounts	19	—	1	105	—	125
Total segment operating expenses	$2,357	$759	$2,436	$1,473	$410	$7,435
Operating income - Segments	$2,790	$3,132	$4,819	$3,107	$442	$14,290

Capital expenditures by segment	$136	$—	$316	$70	$24	$546

Reconciliation to net income
Operating income - Segments						$14,290
Property general and administrative						165
Advisor fees						1,638
Company level expenses						687
Acquisition expenses						133
Depreciation and amortization						6,564
Operating income						$5,103
Other income and (expenses):
Interest expense						$(4,227)
Equity in income of unconsolidated affiliate						180
Gain on disposition of property and extinguishment of debt						29,009
Total other income and (expenses)						$24,962
Net income						$30,065

NOTE 10—DISTRIBUTIONS PAYABLE
On March 8, 2016, our board of directors approved a gross dividend for the first quarter of 2016 of $0.12 per share to stockholders of record as of March 30, 2016. The dividend was paid on May 2, 2016. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.12 per share, less applicable class-specific fees, if any.
NOTE 11— RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers, that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied.  The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In January 2016, the FASB issued Accounting Standard Update 2016-01 Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The standard will become effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this new guidance.
In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to impact our consolidated financial statements as we have certain operating and land lease arrangements for which we are the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact of this new guidance.
NOTE 12—SUBSEQUENT EVENTS
On April 1, 2016, we acquired San Juan Medical Center, a newly constructed 40,000 square foot medical office building located in San Juan Capistrano, California, for approximately $26,390. The property is 100% leased to four tenants. The acquisition was funded with cash on hand.
On April 11, 2016, we acquired Tampa Distribution Center, a 386,000 square foot industrial building located in Tampa, Florida, for approximately $28,240. The property is 100% leased to two tenants. The acquisition was funded with cash on hand.
On May 10, 2016, our board of directors approved a gross dividend for the second quarter of 2016 of $0.12 per share to stockholders of record as of June 29, 2016. The dividend will be paid on or around August 1, 2016. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.12 per share, less applicable class-specific fees, if any.
On May 10, 2016, we renewed the Advisory Agreement with our Advisor for one year. The term of the Advisory Agreement is for one year from its effective date of June 5, 2016, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Advisory Agreement may be terminated without penalty (1) immediately by us for “cause,” upon the bankruptcy of our Advisor or upon a material breach of the agreement by our Advisor, (2) upon 60 days’ written notice by us without cause upon the vote of a majority of our independent directors, or (3) upon 60 days’ written notice by our Advisor. “Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by our Advisor in connection with performing its duties.
*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2015 Form 10-K and our periodic reports filed with the SEC.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of March 31, 2016, were comprised of:
Apartment

•	Station Nine Apartments,

•	The Edge at Lafayette,

•	Campus Lodge Tampa,

•	Townlake of Coppell (acquired in 2015) and

•	AQ Rittenhouse (acquired in 2015).
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center,

•	Charlotte Distribution Center,

•	DFW Distribution Center (acquired in 2015) and

•	O'Hare Industrial Portfolio (acquired in 2015).

Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	14600 Sherman Way,

•	14624 Sherman Way,

•	Railway Street Corporate Centre and

•	140 Park Avenue (acquired in 2015).
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons (acquired in 2015),

•	Whitestone Market (acquired in 2015) and

•	Maui Mall (acquired in 2015).
Other

•	South Beach Parking Garage.
Sold Properties

•	Cabana Beach San Marcos (sold in 2015),

•	Cabana Beach Gainesville (sold in 2015),

•	Campus Lodge Athens (sold in 2015),

•	Campus Lodge Columbia (sold in 2015) and

•	36 Research Park Drive (sold in 2016).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of the Chicago Parking Garage and the NYC Retail Portfolio as of March 31, 2016. Our investment in the NYC Retail Portfolio was acquired on December 8, 2015. We elected the fair value option to account for this investment.
Our primary business is the ownership and management of a diversified portfolio of apartment, industrial, office, retail and other properties primarily located in the United States. It is expected that over time our real estate portfolio will be further diversified on a global basis and will be complemented by investments in real estate-related assets.
We are managed by our Advisor, LaSalle Investment Management, Inc., a subsidiary of our Sponsor, Jones Lang LaSalle Incorporated (NYSE: JLL), a leading global financial and professional services firm that specializes in commercial real estate. We hire property management and leasing companies to provide the on-site, day-to-day management and leasing services for our properties. When selecting a property management or leasing company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management and leasing service providers that include large national real estate service firms, including an affiliate of our Advisor and smaller local firms.
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
Estimated Percent of Fair Value as of March 31, 2016:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2015 Form 10-K.
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

Dealer Manager Fee Accounting
No authoritative GAAP guidance specifically addresses the accounting treatment for dealer manager fees.  Dealer manager fees are accrued daily into our NAV based on a specified percentage for each publicly offered share class multiplied by the NAV of that share class at the end of each day. There are two acceptable accounting practices used by the industry to account for dealer manager fees in GAAP-based financial statements. The first practice involves accruing the liability for the dealer manager fees on a daily basis as offering costs, which are recorded as a reduction of capital in excess of par value. The second practice involves accruing all future dealer manager fees on the day the share of stock is sold, up to the maximum ten percent as allowed under applicable regulations. We have selected the first practice as our accounting policy. We selected the policy of accruing dealer manager fees on a daily basis because we are obligated to pay the fee every day that a share of common stock is outstanding until it has been repurchased or we have reached the ten percent limit.  We believe dealer manager fees are offering costs and recorded as a reduction of capital in excess of par value as there are limited ongoing services required to be performed in order for the dealer manager fee to be paid to our Dealer Manager.  In addition, the Dealer Manager reallows a majority of the dealer manager fee to participating broker-dealers who receive the fee as compensation for providing services to the stockholders. For common stock sold in the Initial Public Offering and First Extended Public Offering through March 31, 2016, we estimate we will pay out an additional $48,210 in offering costs, primarily in the form of dealer manager fees, which are not reflected on our Consolidated Balance Sheet as of March 31, 2016. We estimate these additional offering costs to be paid out over the next ten years.

Properties
Properties owned at March 31, 2016 are as follows:

					Percentage Leased as of March 31, 2016
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	95%
Townlake of Coppell (1)	Coppell, TX	May 22, 2015	90	351,000	93
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	84
Student-oriented Apartment Communities:
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	97
Campus Lodge Tampa (1)	Tampa, FL	February 29, 2008	78	477,000	99
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	100
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O’Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	74
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	85
14600 Sherman Way	Van Nuys, CA	December 21, 2005	100	50,000	94
14624 Sherman Way	Van Nuys, CA	December 21, 2005	100	53,000	89
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	74
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88	306,000	97
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	100
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	93
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	90
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	97
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	100
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	92

Other Segment:
South Beach Parking Garage (2)	Miami, FL	January 28, 2014	100	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100	167,000	N/A
NYC Retail Portfolio (4)	NY/NJ	December 8, 2015	14	2,700,000	98

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	The parking garage contains 343 stalls. This property is owned subject to a ground lease.

(3)	We own a condominium interest in the building that contains a 366 stall parking garage.

(4)	We own an approximate 14% interest in a portfolio of 15 urban infill retail properties located in the greater New York City area.
Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of March 31, 2016:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	5	1,438,000	18%	95%	$16.60
Industrial	18	4,345,000	54	99	4.29
Office	6	852,000	11	90	34.50
Retail	7	1,197,000	15	95	19.18
Other	1	130,000	2	N/A	N/A
Total	37	7,962,000	100%	97%	$11.54

(1)	Amount calculated as in-place minimum base rent for all occupied space at March 31, 2016 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of March 31, 2016, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $10.83 for our consolidated properties.
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
On March 3, 2015, we commenced a private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offering will be used for the same corporate purposes as the proceeds from the First Extended Public Offering.
Over the past four years we have acquired 43 properties (all of these consistent with our investment strategy), sold 22 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.

Capital Raised and Use of Proceeds
As of March 31, 2016, we raised gross proceeds of over $890,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $940,000 of real estate investments, deleverage the company by repaying mortgage loans of approximately $240,000 and repurchase shares of our common stock of approximately $170,000.
Property Acquisitions and Financings
On February 17, 2016, we entered into a $40,000 mortgage note payable on Monument IV at Worldgate. The mortgage note is for seven years and bears a floating interest rate equal to LIBOR plus 1.75%. We entered into an interest rate swap for this loan which fixed the interest rate at 3.13% for the seven year term.
On March 17, 2016, we entered into a $22,800 mortgage note payable on 140 Park Avenue. The mortgage note is for five years and bears a floating interest rate equal to LIBOR plus 1.75%. We entered into an interest rate swap for this loan which fixed the interest rate at 3.00% for the five year term.
Property Disposition
On March 1, 2016, we sold 36 Research Park Drive for approximately $7,900 less closing costs. We recorded a gain on the sale of the property in the amount of $40.
Stock Repurchases
For the three months ended March 31, 2016, we repurchased $29,747 of shares of our common stock through the share repurchase plan.
Subsequent Events
On April 1, 2016, we acquired San Juan Medical Center, a newly constructed 40,000 square foot medical office building located in San Juan Capistrano, California, for approximately $26,390. The property is 100% leased to four tenants. The acquisition was funded with cash on hand.
On April 11, 2016, we acquired Tampa Distribution Center, a 386,000 square foot industrial building located in Tampa, Florida, for approximately $28,240. The property is 100% leased to two tenants. The acquisition was funded with cash on hand.
Investment Objectives and Strategy
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 38% as of March 31, 2016.
2016 Key Initiatives
During 2016, we intend to use capital raised from our public and private offerings to make new acquisitions that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well-located industrial warehouses, grocery-anchored neighborhood and community shopping centers, urban infill retail and conventional apartments in either urban and transit-oriented locations or suburban, supply-constrained markets with highly-rated school districts. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our revolving line of credit to allow us to more efficiently manage our cash flows.

Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from our unconsolidated real estate affiliates is included in the equity in income of unconsolidated affiliates. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Company. We group our investments in real estate assets from continuing operations into five reportable operating segments based on the type of property, which are apartment, industrial, office, retail and other. Operations from corporate level items and real estate assets sold are excluded from reportable segments.
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the three months ended March 31, 2016 and 2015 are referred to as our comparable properties.
Results of Operations for the Three Months Ended March 31, 2016 and 2015
Revenues
The following chart sets forth revenues by reportable segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ Change	% Change
Revenues:
Minimum rents
Apartment	$3,771	$3,631	$140	3.9%
Industrial	3,255	3,139	116	3.7
Office	6,183	5,844	339	5.8
Retail	3,315	3,369	(54)	(1.6)
Other	69	70	(1)	(1.4)
Comparable properties total	$16,593	$16,053	$540	3.4%
Recent acquisitions and sold properties	6,977	1,597	5,380	336.9
Total	$23,570	$17,650	$5,920	33.5%

Tenant recoveries and other rental income
Apartment	$177	$197	$(20)	(10.2)%
Industrial	811	752	59	7.8
Office	974	1,027	(53)	(5.2)
Retail	1,236	1,211	25	2.1
Other	684	782	(98)	(12.5)
Comparable properties total	$3,882	$3,969	$(87)	(2.2)%
Recent acquisitions and sold properties	1,894	106	1,788	1,686.8
Total	$5,776	$4,075	$1,701	41.7%
Total revenues	$29,346	$21,725	$7,621	35.1%
Minimum rents at comparable properties increased by $540 for the three months ended March 31, 2016 as compared to the same period in 2015. The increase is primarily due to increases of $342 at 111 Sutter Street and $167 at our student-oriented apartment properties related to increased rental rates and occupancy during the three months ended March 31, 2016 as compared to the same period in 2015. Additionally, there was an increase of $149 at Monument IV at Worldgate as a result of Amazon executing a new lease late last year. Partially offsetting these increases was a decrease of $180 at Railway Street Corporate Centre related to lower occupancy during the three months ended March 31, 2016 as compared to the same period in 2015.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring charges. Tenant recoveries and other rental income at comparable properties decreased by $87 for the three months ended March 31, 2016 as compared to the same period in 2015. The decrease is primarily related to lower recoveries of $109 at Railway Street Corporate Centre due to lower occupancy in the building and a $98 decrease in parking revenue at South Beach Parking Garage due to a lower volume of daily pay parkers during the three months ended March 31, 2016 as compared to the same period in 2015. Partially offsetting these decreases was an increase in recoveries of $67 at Grand Prairie Distribution Center related to higher operating expenses for the three months ended March 31, 2016 as compared to the same period in 2015.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$360	$361	$(1)	(0.3)%
Industrial	620	560	60	10.7
Office	686	723	(37)	(5.1)
Retail	700	843	(143)	(17.0)
Other	128	151	(23)	(15.2)
Comparable properties total	$2,494	$2,638	$(144)	(5.5)%
Recent acquisitions and sold properties	1,228	207	1,021	493.2
Total	$3,722	$2,845	$877	30.8%

Property operating
Apartment	$1,277	$1,253	$24	1.9%
Industrial	193	199	(6)	(3.0)
Office	1,659	1,653	6	0.4
Retail	584	525	59	11.2
Other	209	259	(50)	(19.3)
Comparable properties total	$3,922	$3,889	$33	0.8%
Recent acquisitions and sold properties	1,270	576	694	120.5
Total	$5,192	$4,465	$727	16.3%

Net provision for doubtful accounts
Apartment	$11	$4	$7	175.0%
Office	—	1	(1)	(100.0)
Retail	124	105	19	18.1
Comparable properties total	$135	$110	$25	22.7%
Recent acquisitions and sold properties	—	15	(15)	(100.0)
Total	$135	$125	$10	8.0%
Total operating expenses	$9,049	$7,435	$1,614	21.7%
Real estate taxes at comparable properties decreased by $144 for the three months ended March 31, 2016 as compared to the same period in 2015. The decrease is primarily related to decreases of $81 at The District at Howell Mill related to lower tax reassessment and $39 at Oak Grove Plaza related to a refund for 2014 taxes received during the three months ended March 31, 2016. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $33 for the three months ended March 31, 2016 as compared to the same period in 2015. The increase is primarily related higher repairs and maintenance expenses of $44 at The District at Howell Mill. Partially offsetting the increase was a decrease at South Beach Garage of $50 related to lower repairs and maintenance and salary expense for the three months ended March 31, 2016 compared to the same period in 2015.
Net provision for doubtful accounts relates to receivables deemed potentially uncollectable due to the age of the receivable or the status of the tenant. Provision for doubtful accounts at comparable properties increased by $25 for the three months ended March 31, 2016 as compared to the same period in 2015. The increase was primarily related to the write-off of rent receivables of $27 at Rancho Temecula Town Center for a tenant that vacated the property in 2015.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ Change	% Change
Property general and administrative	$328	$165	$163	98.8%
Advisor fees	3,028	1,638	1,390	84.9
Company level expenses	606	687	(81)	(11.8)
Acquisition expenses	180	133	47	35
Depreciation and amortization	9,009	6,564	2,445	37.2
Interest expense	5,961	4,227	1,734	41.0
Equity in income from unconsolidated affiliates	(335)	(180)	(155)	86.1
Gain on disposition of property and extinguishment of debt	(40)	(29,009)	28,969	(99.9)
Total expenses	$18,737	$(15,775)	$34,512	(218.8)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $163 primarily due to the acquisition of properties subsequent to March 31, 2015.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $1,390 for the three months ended March 31, 2016 as compared to the same period of 2015 is related to the increase in our net asset value attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $81 for the three months ended March 31, 2016 as compared to the same period in 2015 primarily related to reduced professional service fees in 2016.
Acquisition expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $47 for the three months ended March 31, 2016 as compared to the same period ended March 31, 2015. The increase is primarily related to acquisitions that closed subsequent to March 31, 2015. We did not make an acquisition during the three months ended March 31, 2016, but did incur expenses related to acquisitions we are pursuing.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $2,445 in depreciation and amortization expense for the three months ended March 31, 2016 as compared to the same period in 2015 is primarily related to an increase of $3,305 for our acquisitions that occurred in 2015. The increase was partially offset by a decrease of $876 at 111 Sutter Street related to intangible assets that were fully depreciated at the end of 2015.
Interest expense increased by $1,734 for the three months ended March 31, 2016 as compared to the same period in 2015 as a result of new debt taken out on properties acquired in 2015.

Equity in income from unconsolidated affiliates relates to the income from Chicago Parking Garage as well changes in fair value and distributions received from our investment in the NYC Retail Portfolio. During the three months ended March 31, 2016 we recorded a $223 increase in the fair value of our investment in the NYC Retail Portfolio.
Gain on disposition of property and extinguishment of debt of $40 is related to the disposition of 36 Research Park Drive during the three months ended March 31, 2016. During the three months ended March 31, 2015, the gain on disposition of property and extinguishment of debt of $29,009 is related to the disposition of four student-oriented apartment properties as well as the payoff of a mortgage note payable.
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
The following table presents a reconciliation of GAAP net income to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three months ended March 31, 2016	Three months ended March 31, 2015
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$1,486	$23,512
Real estate depreciation and amortization (1)	8,895	6,486
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(263)	(23,754)
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$10,118	$6,244
Weighted average shares outstanding, basic and diluted	87,274,769	49,162,338
NAREIT FFO per share, basic and diluted	$0.12	$0.13

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three months ended March 31, 2016	Three months ended March 31, 2015
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$10,118	$6,244
Straight-line rental income (1)	(1,273)	(252)
Amortization of above- and below-market leases (1)	(498)	(337)
Amortization of net discount on assumed debt (1)	(80)	(80)
Loss on derivative instruments and extinguishment or modification of debt (1)	719	1,240
Adjustment for investment accounted for under the fair value option (2)	1,123	—
Acquisition expenses (1)	180	148
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$10,289	$6,963
Weighted average shares outstanding, basic and diluted	87,274,769	49,162,338
AFFO per share, basic and diluted	$0.12	$0.14

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.
NAV as of March 31, 2016
The following table provides a breakdown of the major components of our NAV as of March 31, 2016:

	March 31, 2016
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$709,309	$462,512	$106,485	$62,207	$100,330
Debt	(286,000)	(186,489)	(42,936)	(25,082)	(40,454)
Other assets and liabilities, net	75,535	49,253	11,340	6,624	10,684
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$498,844	$325,276	$74,889	$43,749	$70,560
Number of outstanding shares	44,742,255	29,111,061	6,699,033	3,912,988	6,319,475
NAV per share	$11.15	$11.17	$11.18	$11.18	$11.17

(1)	The value of our real estate investments was greater than the historical cost by 4.4% as of March 31, 2016.
The following table provides a breakdown of the major components of our NAV as of December 31, 2015:

	December 31, 2015
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$649,538	$489,821	$107,397	$58,934	$136,610
Debt	(246,853)	(186,153)	(40,816)	(22,398)	(51,918)
Other assets and liabilities, net	11,576	8,778	1,915	1,051	2,435
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$414,261	$312,446	$68,496	$37,587	$87,127
Number of outstanding shares	37,092,768	27,909,411	6,116,812	3,356,619	7,787,832
NAV per share	$11.17	$11.20	$11.20	$11.20	$11.19

(1)	The value of our real estate investments was less than the historical cost by 3.3% as of December 31, 2015.

The decrease in NAV per share from December 31, 2015 to March 31, 2016, was related to a net decrease of 0.1% in the value of our portfolio as expenditures for leasing commissions, tenant and building improvements exceeded the increase in property valuations. Property operations for the three months ended March 31, 2016 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2016:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	6.30%	6.13%	6.31%	5.91%	7.25%	6.17%
Discount rate/internal rate of return (IRR)	7.65	6.92	7.07	6.63	8.39	7.08
Annual market rent growth rate	3.03	3.14	2.82	3.14	3.52	3.05
Holding period (years)	10.00	10.00	10.00	10.00	24.62	10.40

(1)	Other includes South Beach Parking Garage, which is subject to a ground lease. Its appraisal incorporates discounted cash flows over the remaining term of the ground lease.
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return ("IRR") used as of March 31, 2016 of 0.25% would yield a decrease in our total real estate investment value of 1.5% and our NAV per share class would have been $10.92, $10.93, $10.94, $10.94 and $10.93 for Class A, Class M, Class A-I, Class M-I and Class D, respectively. An increase in the weighted-average discount rate/IRR used as of December 31, 2015 of 0.25% would yield a decrease in our total real estate investment value of 1.2% and our NAV per each share class would have been $10.96, $10.98, $10.99, $10.98 and $10.97 for Class A, Class M, Class A-I, Class M-I and Class D, respectively.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31, 2016	Three months ended March 31, 2015	$ Change
Net cash provided by operating activities	$7,938	$6,702	$1,236
Net cash provided by investing activities	2,736	119,275	(116,539)
Net cash provided by (used in) financing activities	114,755	(63,097)	177,852
Cash provided by operating activities increased $1,236 for the three months ended March 31, 2016 as compared to the same period in 2015. Cash from operating activities increased $1,583 primarily related to acquisitions of properties that occurred in 2015. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable and accounts payable and other accrued expenses. These changes in our working capital caused a decrease to cash provided by operating activities of $347 between the three months ended March 31, 2016 and the same period in 2015 which was primarily related to the higher amount of Advisor fees paid.
Cash provided by investing activities decreased by $116,539 for the three months ended March 31, 2016 as compared to the same period in 2015. The decrease was primarily related to cash received from the sale of four student-oriented apartment properties during the three months ended March 31, 2015.

Cash provided by financing activities increased by $177,852 for the three months ended March 31, 2016 as compared to the same period in 2015. The increase primarily relates to $55,404 of net proceeds received from the sale of common stock during 2016 as compared to the same period in 2015. Offsetting the increase are net proceeds from mortgage note payables of $30,363 received during the three months ended March 31, 2016 as compared to net paydowns of $81,766 during the same period in 2015. Also increasing cash provided by financing activities for the three months ended March 31, 2016 was a decrease in distributions to noncontrolling interests of $10,762 related to the sale of four student-oriented apartment properties in 2015.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at March 31, 2016 and December 31, 2015:

	Consolidated Debt
	March 31, 2016		December 31, 2015
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$491,650	4.21%	$435,257	4.39%
Variable	29,680	3.03	59,680	2.40
Total	$521,330	4.14%	$494,937	4.15%
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
On March 3, 2015, we commenced a private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offering will be used for the same corporate purposes as the proceeds of our First Extended Public Offering. We will reserve the right to terminate the Follow-on Private Offering at any time and to extend the Follow-on Private Offering term to the extent permissible under applicable law.
Off Balance Sheet Arrangements
At March 31, 2016 and December 31, 2015, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued FASB issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers, that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied.  The new standard will exclude lease contracts, however will include the sale of real estate and will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In January 2016, the FASB issued Accounting Standard Update 2016-01 Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The standard will become effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this new guidance.
In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to impact our consolidated financial statements as we have certain operating and land lease arrangements for which we are the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact of this new guidance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of March 31, 2016, we had consolidated debt of $521,330, which included $29,680 of variable-rate debt. Including the $3,223 net debt premium on assumed debt and debt issuance costs, we have consolidated debt of $518,107 at March 31, 2016. We also entered into interest rate cap and swap agreements on $89,080 of debt which cap the LIBOR rate at between 1.0% and 3.3% over the next three years. A 0.25% movement in the interest rate on the $29,680 of variable-rate debt would have resulted in an $74 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2016, the fair value of our mortgage notes payable was estimated to be $5,810 higher than the carrying value of $521,330. If treasury rates were 0.25% higher at March 31, 2016, the fair value of our mortgage notes payable would have been $936 lower than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the three months ended March 31, 2016 and 2015, we recognized a foreign currency translation gain of $507 and loss of $692, respectively. At March 31, 2016, a 10% unfavorable exchange rate movement would have caused our $507 foreign currency translation gain to be decreased by $741, resulting in a foreign currency translation loss of $234.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2016, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The most significant risk factors applicable to the Company are described in Item 1A to our 2015 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
Share Repurchase Plan
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
During the three months ended March 31, 2016, we repurchased 2,637,900 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1-January 31, 2016	109,420	$11.19	109,420	—
February 1-February 29, 2016	112,397	$11.27	112,397	—
March 1-March 31, 2016	2,416,083	$11.28	2,416,083	—
(1)     Redemptions are limited as described above.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. On February 8, 2016, we received $935 related to the issuance of 83,070 of our Class D common stock at $11.25 per share pursuant to our distribution reinvestment plan. No selling commissions are paid on the sale of shares pursuant to our distribution reinvestment plan.
These sales are exempt from registration under Section 4(2) of the Securities Act and the purchaser is an accredited investor within the meaning of Regulation D promulgated under the Securities Act. LaSalle Investment Management Distributors, LLC serves as the dealer manager for the Follow-on Private Offering.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 12, 2016	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 12, 2016	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*    Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.