Form 10-Q
period 2016-06-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2016-08-12
CIK 1314152

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
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on August 12, 2016 were 57,370,277 shares of Class A Common Stock, 33,074,451 shares of Class M Common Stock, 10,228,710 of Class A-I Common Stock, 5,729,865 of Class M-I Common Stock and 7,876,212 shares of Class D Common Stock.
______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $32,645 and $32,645, respectively)	$293,473	$251,331
Buildings and equipment (including from VIEs of $188,560 and $187,505, respectively)	1,055,713	889,307
Less accumulated depreciation (including from VIEs of $(25,493) and $(23,146), respectively)	(87,295)	(75,245)
Net property and equipment	1,261,891	1,065,393
Investment in unconsolidated real estate affiliates	218,034	103,003
Net investments in real estate	1,479,925	1,168,396
Cash and cash equivalents (including from VIEs of $14,513 and $13,365, respectively)	59,412	34,739
Restricted cash (including from VIEs of $1,043 and $666, respectively)	1,604	1,227
Tenant accounts receivable, net (including from VIEs of $1,304 and $1,724, respectively)	3,658	3,500
Deferred expenses, net (including from VIEs of $146 and $118, respectively)	9,737	10,022
Acquired intangible assets, net (including from VIEs of $8,615 and $9,208, respectively)	95,019	86,471
Deferred rent receivable, net (including from VIEs of $956 and $852, respectively)	12,052	9,445
Prepaid expenses and other assets (including from VIEs of $382 and $373, respectively)	16,052	5,978
TOTAL ASSETS	$1,677,459	$1,319,778
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $141,440 and $141,972, respectively)	$595,090	$485,178
Accounts payable and other accrued expenses (including from VIEs of $1,816 and $2,058, respectively)	17,309	13,991
Accrued offering costs	63,843	42,677
Distributions payable	10,966	8,633
Accrued interest (including from VIEs of $554 and $560, respectively)	1,904	1,659
Accrued real estate taxes (including from VIEs of $1,776 and $802, respectively)	5,378	1,925
Advisor fees payable	1,190	3,241
Acquired intangible liabilities, net	17,482	16,984
TOTAL LIABILITIES	713,162	574,288
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 52,737,909 and 37,092,768 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	527	371
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 31,618,872 and 27,909,411 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	316	279
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 9,564,364 and 6,116,812 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	96	61
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 5,489,056 and 3,356,619 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	55	34
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 6,387,184 and 7,787,823 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	64	78
Additional paid-in capital (net of offering costs of $95,096 and $66,344 as of June 30, 2016 and December 31, 2015, respectively)	1,249,052	1,011,797
Accumulated other comprehensive loss	(1,843)	(2,327)
Distributions to stockholders	(171,706)	(151,277)
Accumulated deficit	(122,385)	(123,700)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	954,176	735,316
Noncontrolling interests	10,121	10,174
Total equity	964,297	745,490
TOTAL LIABILITIES AND EQUITY	$1,677,459	$1,319,778

The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenues:
Minimum rents	$24,768	$17,484	$48,338	$35,134
Tenant recoveries and other rental income	6,165	3,990	11,941	8,065
Total revenues	30,933	21,474	60,279	43,199
Operating expenses:
Real estate taxes	4,073	2,753	7,795	5,598
Property operating	5,644	4,363	10,836	8,828
Net (recovery of) provision for doubtful accounts	(1)	108	134	233
Property general and administrative	278	203	606	368
Advisor fees	3,429	1,817	6,457	3,455
Company level expenses	597	658	1,203	1,345
Acquisition expenses	907	505	1,087	638
Depreciation and amortization	9,971	7,584	18,980	14,148
Total operating expenses	24,898	17,991	47,098	34,613
Operating income	6,035	3,483	13,181	8,586
Other income and (expenses):
Interest expense	(6,694)	(4,159)	(12,655)	(8,386)
Equity in income of unconsolidated affiliates	562	227	897	407
Gain on disposition of property and extinguishment of debt	—	—	40	29,009
Total other income and (expenses)	(6,132)	(3,932)	(11,718)	21,030
Net (loss) income	(97)	(449)	1,463	29,616
Less: Net (income) loss attributable to the noncontrolling interests	(74)	97	(148)	(6,456)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(171)	$(352)	$1,315	$23,160
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$—	$(0.01)	$0.01	$0.45
Weighted average common stock outstanding-basic and diluted	98,434,716	54,700,285	92,854,743	51,946,610
Other comprehensive (loss) gain:
Foreign currency translation adjustment	(23)	69	484	(623)
Total other comprehensive (loss) gain	(23)	69	484	(623)
Net comprehensive (loss) income	$(194)	$(283)	$1,799	$22,537

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2016	82,263,433	$823	$1,011,797	$(2,327)	$(151,277)	$(123,700)	$10,174	$745,490
Issuance of common stock	26,692,492	267	301,567	—	—	—	—	301,834
Repurchase of shares	(3,166,540)	(32)	(35,650)	—	—	—	—	(35,682)
Offering costs	—	—	(28,752)	—	—	—	—	(28,752)
Stock based compensation	8,000	—	90	—	—	—	—	90
Net income	—	—	—	—	—	1,315	148	1,463
Other comprehensive income	—	—	—	484	—	—	—	484
Cash contributions from noncontrolling interests	—	—	—	—	—	—	134	134
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(335)	(335)
Distributions declared per share ($0.24)	—	—	—	—	(20,429)	—	—	(20,429)
Balance, June 30, 2016	105,797,385	$1,058	$1,249,052	$(1,843)	$(171,706)	$(122,385)	$10,121	$964,297
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,463	$29,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,108	13,566
Gain on disposition of property and extinguishment of debt	(40)	(29,009)
Provision for doubtful accounts	134	233
Straight line rent	(2,719)	(616)
Equity in income of unconsolidated affiliates	(897)	(407)
Net changes in assets, liabilities and other	2,170	453
Net cash provided by operating activities	18,219	13,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investment	(218,771)	(135,538)
Proceeds from sale of real estate investments and fixed assets	7,366	119,706
Capital improvements and lease commissions	(6,851)	(2,581)
Investment in unconsolidated real estate affiliates	(118,509)	(79)
Deposits for investments under contract	(6,850)	(5,000)
Distributions received from unconsolidated affiliates	4,375	—
Loan escrows	(377)	1,281
Net cash used in investing activities	(339,617)	(22,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	286,821	118,679
Repurchase of shares	(35,682)	(18,871)
Offering costs	(7,586)	(4,954)
Distributions to stockholders	(5,807)	(5,334)
Distributions paid to noncontrolling interests	(335)	(11,003)
Contributions received from noncontrolling interests	134	2,311
Deposits for loan commitments	—	(604)
Draws on credit facility	25,000	—
Payment on credit facility	(30,000)	—
Proceeds from mortgage notes and other debt payable	115,650	70,920
Debt issuance costs	(1,289)	(851)
Payment on early extinguishment of debt	—	(711)
Principal payments on mortgage notes and other debt payable	(950)	(81,113)
Net cash provided by financing activities	345,956	68,469
Net increase in cash and cash equivalents	24,558	60,094
Effect of exchange rates	115	(115)
Cash and cash equivalents at the beginning of the period	34,739	32,211
Cash and cash equivalents at the end of the period	$59,412	$92,190
Supplemental disclosure of cash flow information:
Interest paid	$11,356	$8,187
Non-cash activities:
Write-offs of receivables	$26	$145
Write-offs of retired assets and liabilities	796	(51)
Change in liability for capital expenditures	(1,477)	1,114
Deposit of holdback proceeds from sale of real estate investments	—	1,847
Net liabilities transferred at sale of real estate investment	—	973
Net liabilities assumed at acquisition	737	780
Change in issuance of common stock receivable	2,812	(3,855)
Change in accrued offering costs	21,166	533
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of June 30, 2016, we owned interests in a total of 62 properties, 61 of which are located in 16 states and one of which is located in Canada.
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
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of June 30, 2016, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I shares in our First Extended Public Offering of $654,781.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with indefinite duration. As of June 30, 2016, we have raised aggregate gross proceeds from the sale of our Class D shares in our Follow-on Private Offering of $50,840.
As of June 30, 2016, 52,737,909 shares of Class A common stock, 31,618,872 shares of Class M common stock, 9,564,364 shares of Class A-I common stock, 5,489,056 shares of Class M-I common stock, and 6,387,184 shares of Class D common stock were outstanding and held by a total of 9,837 stockholders.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between the Company and LaSalle (the “Advisory Agreement”). On May 10, 2016, we renewed our Advisory Agreement with our Advisor for a one-year term expiring on June 5, 2017. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. LaSalle is a wholly-owned, but operationally independent subsidiary of our sponsor, Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed global financial and professional services firm specializing in commercial real estate services. Affiliates of our sponsor currently have invested an aggregate of $50,200 through purchases of shares of our common stock. We have no employees, as all operations are managed by our Advisor. Our executive officers are employees of and compensated by our Advisor.

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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of June 30, 2016, our VIEs include The District at Howell Mill, The Edge at Lafayette, Campus Lodge Tampa, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us. Prior to new consolidation guidance adopted on January 1, 2016, Grand Lakes Marketplace and Townlake of Coppell were not classified as VIEs. VIE disclosures as of December 31, 2015 on our Consolidated Balance Sheets have been updated to include Grand Lakes Marketplace and Townlake of Coppell for comparative purposes.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of June 30, 2016, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At June 30, 2016 and December 31, 2015, our allowance for doubtful accounts was $421 and $312, respectively.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at June 30, 2016 and December 31, 2015 was $1,929 and $1,234, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $27,987 and $21,660 at June 30, 2016 and December 31, 2015, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $4,903 and $3,364 at June 30, 2016 and December 31, 2015, respectively, on the accompanying Consolidated Balance Sheets.

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
Partnership interests accounted for under the fair value option are stated at the fair value of our ownership in the partnership. The fair value is recorded based upon changes in the net asset value of the limited partnership as determined from the financial statements of the limited partnership. During the three and six months ended June 30, 2016, we recorded unrealized changes in fair value classified within the Level 3 category of $377 and $600, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates).
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using Level 2 inputs was $13,903 and $927 higher than the aggregate carrying amounts at June 30, 2016 and December 31, 2015, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
As of June 30, 2016, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	6	$97,930
Interest Rate Swaps	3	71,400
The fair value of our interest rate caps and swaps represent liabilities of $1,824 and $153 at June 30, 2016 and December 31, 2015, respectively.

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
Correction of Immaterial Understatement of Liabilities
During the three months ended June 30, 2016, we identified an immaterial understatement of our liability for dealer manager fees. We previously accrued for dealer manager fees on a daily basis as offering costs, which were recorded as a reduction of capital in excess of par value. We have subsequently determined that an estimate for the full amount of the future liability for dealer manager fees, up to the regulatory maximum ten percent of the proceeds from the sale of shares, should be accrued on the date of sale. Changes in this estimate will be recorded prospectively as an adjustment to capital in excess of par value.  Our consolidated financial statements as of and for the year ended December 31, 2015 have been corrected to record a liability for future dealer manager fees. Accrued offering costs previously recorded will be reclassified from accounts payable and other accrued expenses to accrued offering costs on our Consolidated Balance Sheet. This change in accounting policy for dealer manager fees has no impact on our net income or cash flows.  We will also reflect the correction of this immaterial misstatement in comparable prior period amounts in our future filings.
The following table summarizes the effects of this change:

	As of December 31, 2015
	Previously Reported	Adjustment	Corrected
Accrued offering costs	$—	$42,677	$42,677
Accounts payable and other accrued expenses	17,235	(3,244)	13,991
Total liabilities	534,855	39,433	574,288
Additional paid in capital	1,051,230	(39,433)	1,011,797
Total equity	784,923	(39,433)	745,490

NOTE 3—PROPERTY
The consolidated properties we acquired during 2016 and our acquisition price of each are as follows:

Property Name	Sector	Square Feet	Location	Ownership %	Acquisition Date	Acquisition Price
San Juan Medical Center	Office	40,000	San Juan Capistrano, CA	100%	April 1, 2016	$26,390
Tampa Distribution Center	Industrial	386,000	Tampa, FL	100	April 11, 2016	28,300
Aurora Distribution Center	Industrial	305,000	Aurora, IL	100	May 19, 2016	27,700
Lane Parke Apartments	Apartment	263,000	Mountain Brook, AL	100	May 26, 2016	73,300
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Industrial	87,000	Valencia, CA	100	June 29, 2016	11,400
28145 West Harrison Parkway	Industrial	114,000	Valencia, CA	100	June 29, 2016	15,000
28904 Avenue Paine	Industrial	117,000	Valencia, CA	100	June 29, 2016	15,400
24823 Anza Drive	Industrial	31,000	Santa Clarita, CA	100	June 29, 2016	4,000
25045 Avenue Tibbitts	Industrial	143,000	Santa Clarita, CA	100	June 29, 2016	18,700

During the six months ended June 30, 2016 and 2015, we incurred $1,087 and $638, respectively, of acquisition expenses recorded on the Consolidated Statements of Operations and Comprehensive (Loss) Income. For properties acquired during 2016, we recorded total revenue of $2,012 and net income of $9 for the six months ended June 30, 2016. For properties acquired during 2015, we recorded total revenue of $1,638 and net loss of $645 for the six months ended June 30, 2015.
We allocated the purchase price for our 2016 acquisitions in accordance with authoritative guidance as follows:

2016 Acquisitions
Land	$43,497
Building and equipment	162,484
In-place lease intangible	15,565
Above-market lease intangible	20
Below-market lease intangible	(2,047)
$219,519
Amortization period for intangible assets and liabilities	6 months -14 years
Proforma Information
The following pro forma financial information is presented as if our 2015 and 2016 acquisitions had been consummated on January 1, 2015 or the date the property began operations if operations began after January 1, 2015. The pro forma financial information is for comparative purposes only and not necessarily indicative of what our actual results of operations would have been had our 2015 and 2016 acquisitions been consummated on January 1, 2015 or the date the property began operations, nor does it purport to represent the results of operations for future periods.
If our 2016 acquisitions had occurred on January 1, 2015 or the date the property began operations, our consolidated revenues and net income for the six months ended June 30, 2016 would have been $65,687 and $6,106, respectively, and our consolidated revenues and net income for the six months ended June 30, 2015 would have been $57,074 and $23,444, respectively.
If our 2015 acquisitions had occurred on January 1, 2014 or the date the property began operations, our consolidated revenues and net income for the six months ended June 30, 2015 would have been $46,428 and $30,022, respectively.
2016 Dispositions
On March 1, 2016, we sold 36 Research Park Drive for approximately $7,900 less closing costs. We recorded a gain on the sale of the property in the amount of $40.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES
Fair Value Option Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of June 30, 2016, the NYC Retail Portfolio owned 14 retail properties totaling approximately 2,567,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey.

At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. Our investment in the NYC Retail Portfolio will be presented on our Consolidated Balance Sheets within investments in unconsolidated real estate affiliates. Changes in the fair value of our investment as well as cash distributions received will be recorded on our Consolidated Statements of Operations and Comprehensive (Loss) Income within equity in income of unconsolidated affiliates. As of June 30, 2016 and December 31, 2015, the carrying amount of our investment in the NYC Retail Portfolio was $81,293 and $85,068, respectively. During the three and six months ended June 30, 2016 we recorded increases in fair value of our investment in the NYC Retail Portfolio of $377 and $600, respectively. During the three months ended June 30, 2016, we received return of capital distributions totaling $4,375 related to the sale of an 84,000 square foot retail property and extinguishment of its mortgage loan. These distributions reduced the carrying amount of our investment in the 14 property NYC Retail Portfolio. For the year ended December 31, 2015, we recorded no changes in fair value of our investment in the NYC Retail Portfolio and received no cash distributions.
Equity Method Investments
Chicago Parking Garage
On December 23, 2014, we acquired a condominium interest in Chicago Parking Garage, a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois for approximately $16,900 using cash on hand. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At June 30, 2016 and December 31, 2015, the carrying amount of our investment in Chicago Parking Garage was $18,189 and $17,935, respectively.
Pioneer Tower
On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750 using cash on hand. Pioneer Tower sits atop a retail property owned by an independent third party. The land under the property is owned as a condominium interest with the owner of the retail property. In accordance with authoritative guidance, Pioneer Tower is accounted for as an investment in an unconsolidated real estate affiliate. At June 30, 2016, the carrying amount of our investment in Pioneer Tower was $118,552 as a result of seller credits received at closing for free rent and tenant improvement costs.
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Total revenues	$427	$412	$790	$800
Total operating expenses	242	185	493	393
Net income	$185	$227	$297	$407

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			June 30, 2016	December 31, 2015
Mortgage notes payable (1) (2) (3) (4)	October 1, 2016 - March 1, 2027	2.49% - 6.14%	$598,610	$487,615
Net debt premium on assumed debt and debt issuance costs			(3,520)	(2,437)
Mortgage notes and other debt payable, net			$595,090	$485,178

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

(3)	On May 19, 2016, we entered into a $13,850 mortgage note payable on Aurora Distribution Center. The mortgage note bears an interest rate of 3.39% for the seven year term.

(4)	On May 25, 2016, we entered into a $39,000 mortgage note payable on Maui Mall. The mortgage note bears an interest rate of 3.64% for the ten year term.
Aggregate future principal payments of mortgage notes payable as of June 30, 2016 are as follows:

Year	Amount
2016	$32,321
2017	106,298
2018	20,355
2019	12,052
2020	51,336
Thereafter	376,248
Total	$598,610

Line of Credit
On June 8, 2015, we extended our existing $40,000 revolving line of credit agreement with Bank of America, N.A. The line of credit has a two-year term with a one-year extension at our option and bears interest based on LIBOR plus a spread ranging from 1.35% to 2.10%, depending on our leverage ratio (1.35% spread at June 30, 2016). The line of credit also contains an accordion feature that allows us to increase the facility to $100,000, which we exercised in December 2015. We intend to use the line of credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our line of credit if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party or (ii) are in default, as that term is defined in the agreement, including a cross default under certain other loan agreements and/or guarantees entered into by the Company or its subsidiaries. As of June 30, 2016, we believe no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. As of June 30, 2016 and December 31, 2015, we had $25,000 and $30,000, respectively, in borrowings outstanding on the revolving line of credit.
At June 30, 2016, we were in compliance with all debt covenants.

Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at June 30, 2016 and December 31, 2015 was $2,502 and $2,107, respectively. Upon implementing FASB Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs during the period ended March 31, 2016, we reclassified $2,914 of net debt issuance costs from Deferred expenses, net to Mortgage notes and other debt payable, net on our Consolidated Balance Sheet as of December 31, 2015.
NOTE 6—COMMON STOCK
We have five classes of common stock authorized as of June 30, 2016, Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of NAV, are as follows:

	Selling Commission (1)	Dealer Manager Fee (2)
Class A Shares	up to 3.5%	1.05%
Class M Shares	None	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	None	0.05%
Class D Shares (3)	up to 1.0%	None

(1)	Selling commissions are paid on the date of sale of our common stock.

(2)
We accrue all future dealer manager fees up to the ten percent regulatory limitation as accrued offering costs on our Consolidated Balance Sheets on the date of sale of our common stock. For NAV calculation purposes, dealer manager fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee.

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the six months ended June 30, 2016 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2015	37,092,768	27,909,411	6,116,812	3,356,619	7,787,823
Issuance of common stock	16,012,758	4,859,535	3,544,983	2,132,437	150,779
Repurchase of shares	(367,617)	(1,150,074)	(97,431)	—	(1,551,418)
Balance, June 30, 2016	52,737,909	31,618,872	9,564,364	5,489,056	6,387,184
Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the six months ended June 30, 2016 were as follows:

	Six Months Ended
	June 30, 2016
	# of shares	Amount
Class A Shares	16,012,758	$181,383
Class M Shares	4,859,535	54,658
Class A-I Shares	3,544,983	40,242
Class M-I Shares	2,132,437	23,947
Class D Shares	150,779	1,694
Total		$301,924

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the six months ended June 30, 2016, we repurchased 3,166,540 shares of common stock. During the six months ended June 30, 2015, we repurchased 1,766,038 shares of common stock.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the six months ended June 30, 2016, we issued 1,096,165 shares of common stock for $12,289 under the distribution reinvestment plan. For the six months ended June 30, 2015, we issued 495,256 shares of common stock for $5,314 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 98,434,716 and 92,854,743 for the three and six months ended June 30, 2016, respectively, and 54,700,285 and 51,946,610 for the three and six months ended June 30, 2015, respectively. We have no dilutive or potentially dilutive securities.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers prior to the commencement of the offerings) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through January 16, 2015, which is the date the SEC declared our registration statement effective for the First Extended Public Offering, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the First Extended Public Offering. Following the First Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the First Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the First Extended Public Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of June 30, 2016 and December 31, 2015, LaSalle had paid $2,268 and $2,009, respectively, of organization and offering costs on our behalf which we had not yet been reimbursed. These costs are included in Accrued offering costs.
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
The fixed advisory fees for the three and six months ended June 30, 2016 were $3,429 and $6,457, respectively. The fixed advisory fees for the three and six months ended June 30, 2015 were $1,817 and $3,455. There were no performance fees for the six months ended June 30, 2016 and 2015. Included in Advisor fees payable at June 30, 2016 and December 31, 2015 were $1,190 and $3,241 of fixed advisory fee and performance fee expenses, respectively.

We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three and six months ended June 30, 2016, JLL Americas was paid $96 and $180, respectively, for property management and leasing services. For the three and six months ended June 30, 2015, JLL Americas was paid $108 and $182, respectively, for property management and leasing services. During the six months ended June 30, 2016, we paid JLL Americas $114 in loan placement fees related to the mortgage note payable on 140 Park Avenue and $197 in sales brokerage fees for the 36 Research Park Drive property sale. During the six months ended June 30, 2015, we paid JLL Americas $122 in loan placement fees related to the mortgage note payable on Skokie Commons.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and six months ended June 30, 2016, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,875 and $5,217, respectively. For the three and six months ended June 30, 2015, we paid the Dealer Manager selling commissions and dealer manager fees totaling $1,279 and $2,257, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs, at June 30, 2016 and December 31, 2015 were $61,654 and $40,557 of dealer manager fees payable, respectively.
As of June 30, 2016 and December 31, 2015, we owed $2,268 and $2,009, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
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

NOTE 9—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three and six months ended June 30, 2016 and 2015.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of June 30, 2016	$284,447	$410,231	$306,043	$391,399	$21,278	$1,413,398
Assets as of December 31, 2015	211,532	292,730	281,582	392,718	21,981	1,200,543

Three Months Ended June 30, 2016
Revenues:
Minimum rents	$6,067	$5,611	$7,086	$5,935	$69	$24,768
Tenant recoveries and other rental income	397	1,514	1,417	2,270	567	6,165
Total revenues	$6,464	$7,125	$8,503	$8,205	$636	$30,933
Operating expenses:
Real estate taxes	$726	$1,165	$864	$1,197	$121	$4,073
Property operating	2,051	446	1,735	1,171	241	5,644
Provision for (recovery of) doubtful accounts	11	—	—	(12)	—	(1)
Total segment operating expenses	$2,788	$1,611	$2,599	$2,356	$362	$9,716
Operating income - Segments	$3,676	$5,514	$5,904	$5,849	$274	$21,217

Capital expenditures by segment	$685	$356	$2,306	$804	$13	$4,164

Reconciliation to net income
Operating income - Segments						$21,217
Property general and administrative						278
Advisor fees						3,429
Company level expenses						597
Acquisition expenses						907
Depreciation and amortization						9,971
Operating income						$6,035
Other income and (expenses):
Interest expense						$(6,694)
Equity in income of unconsolidated affiliates						562
Total other income and (expenses)						$(6,132)
Net loss						$(97)

Reconciliation to total consolidated assets as of June 30, 2016
Assets per reportable segments						$1,413,398
Corporate level assets						264,061
Total consolidated assets						$1,677,459

Reconciliation to total consolidated assets as of December 31, 2015
Assets per reportable segments						$1,200,543
Corporate level assets						119,235
Total consolidated assets						$1,319,778

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended June 30, 2015
Revenues:
Minimum rents	$4,012	$3,660	$6,059	$3,683	$70	$17,484
Tenant recoveries and other rental income	204	1,024	1,139	991	632	3,990
Total revenues	$4,216	$4,684	$7,198	$4,674	$702	$21,474
Operating expenses:
Real estate taxes	$423	$813	$824	$568	$125	$2,753
Property operating	1,686	285	1,609	547	236	4,363
Provision for doubtful accounts	93	—	—	15	—	108
Total segment operating expenses	$2,202	$1,098	$2,433	$1,130	$361	$7,224
Operating income - Segments	$2,014	$3,586	$4,765	$3,544	$341	$14,250

Capital expenditures by segment	$753	$35	$224	$9	$22	$1,043

Reconciliation to net income
Operating income - Segments						$14,250
Property general and administrative						203
Advisor fees						1,817
Company level expenses						658
Acquisition expenses						505
Depreciation and amortization						7,584
Operating income						$3,483
Other income and (expenses):
Interest expense						$(4,159)
Equity in income of unconsolidated affiliate						227
Total other income and (expenses)						$(3,932)
Net loss						$(449)

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2016
Revenues:
Minimum rents	$11,678	$10,445	$14,198	$11,879	$138	$48,338
Tenant recoveries and other rental income	696	3,054	2,533	4,407	1,251	11,941
Total revenues	$12,374	$13,499	$16,731	$16,286	$1,389	$60,279
Operating expenses:
Real estate taxes	$1,338	$2,261	$1,693	$2,254	$249	$7,795
Property operating	3,848	859	3,399	2,280	450	10,836
Provision for doubtful accounts	22	—	—	112	—	134
Total segment operating expenses	$5,208	$3,120	$5,092	$4,646	$699	$18,765
Operating income - Segments	$7,166	$10,379	$11,639	$11,640	$690	$41,514

Capital expenditures by segment	$1,095	$771	$5,542	$1,167	$13	$8,588

Reconciliation to income from continuing operations
Operating income - Segments						$41,514
Property general and administrative						606
Advisor fees						6,457
Company level expenses						1,203
Acquisition expenses						1,087
Depreciation and amortization						18,980
Operating income						$13,181
Other income and (expenses):
Interest expense						$(12,655)
Equity in income of unconsolidated affiliates						897
Gain on disposition of property and extinguishment of debt						40
Total other income and (expenses)						$(11,718)
Net income						$1,463

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2015
Revenues:
Minimum rents	$8,911	$6,799	$12,232	$140	$7,052	$35,134
Tenant recoveries and other rental income	453	1,776	2,222	1,413	2,201	8,065
Total revenues	$9,364	$8,575	$14,454	$1,553	$9,253	$43,199
Operating expenses:
Real estate taxes	$934	$1,373	$1,602	$277	$1,412	$5,598
Property operating	3,512	484	3,266	494	1,072	8,828
Provision for doubtful accounts	111	—	1	1	120	233
Total segment operating expenses	$4,557	$1,857	$4,869	$772	$2,604	$14,659
Operating income - Segments	$4,807	$6,718	$9,585	$781	$6,649	$28,540

Capital expenditures by segment	$890	$35	$540	$80	$46	$1,545

Reconciliation to income from continuing operations
Operating income - Segments						$28,540
Property general and administrative						368
Advisor fees						3,455
Company level expenses						1,345
Acquisition expenses						638
Depreciation and amortization						14,148
Operating income						$8,586
Other income and (expenses):
Interest expense						$(8,386)
Equity in income of unconsolidated affiliate						407
Gain on disposition of property and extinguishment of debt						29,009
Total other income and (expenses)						$21,030
Net income						$29,616

NOTE 10—DISTRIBUTIONS PAYABLE
On May 10, 2016, our board of directors approved a gross dividend for the second quarter of 2016 of $0.12 per share to stockholders of record as of June 29, 2016. The dividend was paid on August 1, 2016. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.12 per share, less applicable class-specific fees, if any.
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
NOTE 12—SUBSEQUENT EVENTS
On July 11, 2016, we entered into an agreement to sell Campus Lodge Tampa, a 477,000 square foot student-oriented apartment property located in Tampa, Florida, and reclassified the property as held for sale on July 11, 2016.
On July 27, 2016, we acquired Silverstone Marketplace, a newly constructed 78,000 square foot grocery anchored retail center for approximately $47,000. The property is 100% leased to 20 tenants and is anchored by a Sprouts Farmers Market. The property is located in Scottsdale, Arizona and was funded with cash on hand.
On August 9, 2016, we acquired Dylan Point Loma, a newly constructed 180-unit luxury apartment community located in the coastal town of Point Loma just north of San Diego, California for approximately $90,000. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.83%, in the amount of $40,500, $10,000 draw on our line of credit and cash on hand.
On August 11, 2016, our board of directors approved a gross dividend for the third quarter of 2016 of $0.125 per share to stockholders of record as of September 29, 2016. The dividend will be paid on or around November 6, 2016. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.125 per share, less applicable class-specific fees, if any.
On August 11, 2016, our board of directors unanimously approved extending the current offering for a term of one year which ends on January 15, 2018.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of June 30, 2016, were comprised of:
Apartment

•	Station Nine Apartments,

•	The Edge at Lafayette,

•	Campus Lodge Tampa,

•	Townlake of Coppell (acquired in 2015),

•	AQ Rittenhouse (acquired in 2015) and

•	Lane Parke Apartments (acquired in 2016).
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center,

•	Charlotte Distribution Center,

•	DFW Distribution Center (acquired in 2015)

•	O'Hare Industrial Portfolio (acquired in 2015),

•	Tampa Distribution Center (acquired in 2016),

•	Aurora Distribution Center (acquired in 2016) and

•	Valencia Industrial Portfolio (acquired in 2016).

Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	14600 Sherman Way,

•	14624 Sherman Way,

•	Railway Street Corporate Centre,

•	140 Park Avenue (acquired in 2015) and

•	San Juan Medical Center (acquired in 2016).
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons (acquired in 2015),

•	Whitestone Market (acquired in 2015) and

•	Maui Mall (acquired in 2015).
Other

•	South Beach Parking Garage.
Sold Properties

•	Cabana Beach San Marcos (sold in 2015),

•	Cabana Beach Gainesville (sold in 2015),

•	Campus Lodge Athens (sold in 2015),

•	Campus Lodge Columbia (sold in 2015) and

•	36 Research Park Drive (sold in 2016).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of the Chicago Parking Garage, the NYC Retail Portfolio and Pioneer Tower (office) as of June 30, 2016. Our investment in the NYC Retail Portfolio was acquired on December 8, 2015. We elected the fair value option to account for this investment. Our investment in Pioneer Tower was acquired on June 28, 2016.
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
Estimated Percent of Fair Value as of June 30, 2016:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the only change to our critical accounting policies is that the accounting treatment for dealer manager fees is no longer considered a policy election and requires full accrual of all future dealer manager fees on the date of sale of a share of common stock. We believe there have been no other significant changes during the six months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2015 Form 10-K.
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

Properties
Properties owned at June 30, 2016 are as follows:

					Percentage Leased as of June 30, 2016
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	92%
Townlake of Coppell (1)	Coppell, TX	May 22, 2015	90	351,000	98
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	98
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	94
Student-oriented Apartment Communities:
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	98
Campus Lodge Tampa (1)	Tampa, FL	February 29, 2008	78	477,000	100
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	100
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O’Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Avenue Paine	Valencia, CA	June 29, 2016	100	117,000	100
24823 Anza Drive	Santa Clarita, CA	June 29, 2016	100	31,000	100
25045 Avenue Tibbitts	Santa Clarita, CA	June 29, 2016	100	143,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	85
14600 Sherman Way	Van Nuys, CA	December 21, 2005	100	50,000	99
14624 Sherman Way	Van Nuys, CA	December 21, 2005	100	53,000	97
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	73

140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88	306,000	98
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	100
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	91
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	91
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	100
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	100
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	92
Other Segment:
South Beach Parking Garage (2)	Miami, FL	January 28, 2014	100	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100	167,000	N/A
NYC Retail Portfolio (4)	NY/NJ	December 8, 2015	14	2,567,000	98
Pioneer Tower (5)	Portland, OR	June 28, 2016	100	296,000	95

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	The parking garage contains 343 stalls. This property is owned subject to a ground lease.

(3)	We own a condominium interest in the building that contains a 366 stall parking garage.

(4)	We own an approximate 14% interest in a portfolio of 14 urban infill retail properties located in the greater New York City area.

(5)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.
Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of June 30, 2016:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	6	1,701,000	18%	97%	$17.97
Industrial	25	5,526,000	59	100	4.51
Office	7	893,000	9	91	34.38
Retail	7	1,197,000	13	96	19.00
Other	1	130,000	1	N/A	N/A
Total	46	9,447,000	100%	98%	$11.09

(1)	Amount calculated as in-place minimum base rent for all occupied space at June 30, 2016 and excludes any straight linem rents, tenant recoveries and percentage rent revenues.
As of June 30, 2016, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $10.90 for our consolidated properties.

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
Over the past four years we have acquired 53 properties (all of these consistent with our investment strategy), sold 22 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of June 30, 2016, we raised gross proceeds of over $1,106,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $1,280,000 of real estate investments, deleverage the company by repaying mortgage loans of approximately $240,000 and repurchase shares of our common stock for approximately $178,000.
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
On May 19, 2016, we acquired Aurora Distribution Center, a newly constructed 305,000 square foot industrial building located in Aurora, Illinois, for approximately $27,700. The acquisition was financed with a seven-year mortgage loan that bears interest at a fixed rate of 3.39% in the amount of $13,850 and cash on hand. The property is 100% leased to a single tenant.
On May 25, 2016, we entered into a $39,000 mortgage note payable on Maui Mall in Kahalai, Maui, Hawaii. The mortgage note is for ten years and bears an interest at a fixed rate of 3.64%.
On May 26, 2016, we acquired Lane Parke Apartments, a 276 unit apartment building located in Mountain Brook, Alabama, for approximately $73,300. The property is 97% leased. The acquisition was funded with cash on hand.
On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750. Pioneer Tower sits atop a retail property owned by an independent third party. The land under the property is owned as a condominium interest with the owner of the retail property. The property is 94% leased to 19 tenants. The acquisition was funded with cash on hand.

On June 29, 2016, we acquired Valencia Industrial Portfolio, a five property, 491,000 square foot industrial portfolio for approximately $64,500. The portfolio is 100% leased to eight tenants. Valencia Industrial Portfolio is located in Valencia, California and was funded with cash on hand and a $25,000 draw on our line of credit.
Property Disposition
On March 1, 2016, we sold 36 Research Park Drive for approximately $7,900 less closing costs. We recorded a gain on the sale of the property in the amount of $40.
Stock Repurchases
For the six months ended June 30, 2016, we repurchased $35,682 of shares of our common stock through the share repurchase plan.
Subsequent Events
On July 27, 2016, we acquired Silverstone Marketplace, a newly constructed 78,000 square foot grocery anchored retail center for approximately $47,000. The property is 100% leased to 20 tenants and is anchored by a Sprouts Farmers Market. The property is located in Scottsdale, Arizona and was funded with cash on hand.
On August 9, 2016, we acquired Dylan Point Loma, a newly constructed 180-unit luxury apartment community located in the coastal town of Point Loma just north of San Diego, California for approximately $90,000. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.83%, in the amount of $40,500, a $10,000 draw on our line of credit and cash on hand.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 37% as of June 30, 2016.
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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the six months ended June 30, 2016 and 2015 are referred to as our comparable properties.
Results of Operations for the Three Months Ended June 30, 2016 and 2015
Revenues
The following chart sets forth revenues by reportable segment for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ Change	% Change
Revenues:
Minimum rents
Apartment	$3,574	$3,477	$97	2.8%
Industrial	3,346	3,142	204	6.5
Office	5,966	5,732	234	4.1
Retail	3,328	3,387	(59)	(1.7)
Other	69	70	(1)	(1.4)
Comparable properties total	$16,283	$15,808	$475	3.0%
Recent acquisitions and sold properties	8,485	1,676	6,809	406.3
Total	$24,768	$17,484	$7,284	41.7%

Tenant recoveries and other rental income
Apartment	$218	$182	$36	19.8%
Industrial	763	769	(6)	(0.8)
Office	1,190	1,083	107	9.9
Retail	1,160	936	224	23.9
Other	567	632	(65)	(10.3)
Comparable properties total	$3,898	$3,602	$296	8.2%
Recent acquisitions and sold properties	2,267	388	1,879	484.3
Total	$6,165	$3,990	$2,175	54.5%
Total revenues	$30,933	$21,474	$9,459	44.0%
Minimum rents at comparable properties increased by $475 for the three months ended June 30, 2016 as compared to the same period in 2015. The increase is primarily due to increases of $323 at 111 Sutter Street related to increased rental rates and $100 at our student-oriented apartment properties related to increased rental rates and occupancy during the three months ended June 30, 2016 as compared to the same period in 2015. Additionally, there was an increase of $67 at Monument IV at Worldgate as a result of Amazon executing a new lease late last year. Partially offsetting these increases was a decrease of $162 at Railway Street Corporate Centre related to lower occupancy during the three months ended June 30, 2016 as compared to the same period in 2015.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $296 for the three months ended June 30, 2016 as compared to the same period in 2015. The increase is related to higher recoveries of $135 at Rancho Temecula Town Center due to higher real estate taxes and higher operating expenses during the three months ended June 30, 2016 as compared to the same period in 2015. Additionally, there was an increase of $135 at Monument IV at Worldgate related to higher utility recoveries. Partially offsetting these increases was a decrease of $65 in parking revenue at South Beach Parking Garage due to a lower volume of daily pay parkers during the three months ended June 30, 2016 as compared to the same period in 2015.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts by reportable segment, for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$360	$359	$1	0.3%
Industrial	597	665	(68)	(10.2)
Office	686	767	(81)	(10.6)
Retail	753	567	186	32.8
Other	121	125	(4)	(3.2)
Comparable properties total	$2,517	$2,483	$34	1.4%
Recent acquisitions and sold properties	1,556	270	1,286	476.3
Total	$4,073	$2,753	$1,320	47.9%

Property operating
Apartment	$1,399	$1,343	$56	4.2%
Industrial	165	176	(11)	(6.3)
Office	1,686	1,607	79	4.9
Retail	575	541	34	6.3
Other	241	236	5	2.1
Comparable properties total	$4,066	$3,903	$163	4.2%
Recent acquisitions and sold properties	1,578	460	1,118	243.0
Total	$5,644	$4,363	$1,281	29.4%

Net (recovery of) provision for doubtful accounts
Apartment	$11	$93	$(82)	(88.2)%
Retail	(33)	15	(48)	(320.0)
Comparable properties total	$(22)	$108	$(130)	(120.4)%
Recent acquisitions and sold properties	21	—	21	100.0
Total	$(1)	$108	$(109)	(100.9)%
Total operating expenses	$9,716	$7,224	$2,492	34.5%
Real estate taxes at comparable properties increased by $34 for the three months ended June 30, 2016 as compared to the same period in 2015. The increase is primarily the result of a tax refund of $110 received at The District of Howell Mill during the three months ended June 30, 2015 that did not occur in the three months ended June 30, 2016. Partially offsetting the increase are refunds received and lower tax reassessments during the three months ended June 30, 2016 at some of our industrial and office properties. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $163 for the three months ended June 30, 2016 as compared to the same period in 2015. The increase is primarily related to an increase of $83 at our Sherman Way properties due to higher repairs and maintenance and parking garage expenses as well as an increase of $62 at Station Nine Apartments due to higher repairs and maintenance expense for the three months ended June 30, 2016 as compared to the same period in 2015.
Net (recovery of) provision for doubtful accounts relates to receivables deemed potentially uncollectable due to the age of the receivable or the status of the tenant. Provision for doubtful accounts at comparable properties decreased by $130 for the three months ended June 30, 2016 as compared to the same period in 2015. The decrease was primarily related to lower bad debts of $82 at Campus Lodge Tampa related to tenant charges reserved during the three months ended June 30, 2015 that did not occur during the three months ended June 30, 2016.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ Change	% Change
Property general and administrative	$278	$203	$75	36.9%
Advisor fees	3,429	1,817	1,612	88.7
Company level expenses	597	658	(61)	(9.3)
Acquisition expenses	907	505	402	80
Depreciation and amortization	9,971	7,584	2,387	31.5
Interest expense	6,694	4,159	2,535	61.0
Equity in income from unconsolidated affiliates	(562)	(227)	(335)	147.6
Total expenses	$21,314	$14,699	$6,615	45.0%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $75 primarily due to new properties acquired during the three months ended June 30, 2016.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, wherein our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $1,612 for the three months ended June 30, 2016 as compared to the same period of 2015 is related to the increase in our net asset value attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $61 for the three months ended June 30, 2016 as compared to the same period in 2015 primarily related to reduced professional service fees in 2016.
Acquisition expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $402 for the three months ended June 30, 2016 as compared to the same period ended June 30, 2015. The properties acquired during both periods are listed above in the management overview and properties sections.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $2,387 in depreciation and amortization expense for the three months ended June 30, 2016 as compared to the same period in 2015 is primarily related to an increase of $3,267 for our acquisitions that occurred in 2015 and 2016. These increases were partially offset by a decrease of $852 at 111 Sutter Street related to intangible assets that were fully depreciated at the end of 2015.
Interest expense increased by $2,535 for the three months ended June 30, 2016 as compared to the same period in 2015 as a result of new debt on the 2015 acquisitions, and new debt on Monument IV at Worldgate, Whitestone Marketplace, 140 Park Avenue and Maui Mall.
Equity in income from unconsolidated affiliates relates to the income from Chicago Parking Garage and Pioneer Tower as well changes in fair value received from our investment in the NYC Retail Portfolio. During the three months ended June 30, 2016 we recorded a $377 increase in the fair value of our investment in the NYC Retail Portfolio.

Results of Operations for the Six Months Ended June 30, 2016 and 2015
Revenues
The following chart sets forth revenues by reportable segment, for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ Change	% Change
Revenues:
Minimum rents
Apartment	$7,345	$7,109	$236	3.3%
Industrial	6,601	6,281	320	5.1
Office	12,149	11,575	574	5.0
Retail	6,644	6,757	(113)	(1.7)
Other	138	140	(2)	(1.4)
Comparable properties total	$32,877	$31,862	$1,015	3.2%
Recent acquisitions and sold properties	15,461	3,272	12,189	372.5
Total	$48,338	$35,134	$13,204	37.6%

Tenant recoveries and other rental income
Apartment	$396	$379	$17	4.5%
Industrial	1,573	1,521	52	3.4
Office	2,164	2,110	54	2.6
Retail	2,366	2,147	219	10.2
Other	1,251	1,413	(162)	(11.5)
Comparable properties total	$7,750	$7,570	$180	2.4%
Recent acquisitions and sold properties	4,191	495	3,696	746.7
Total	$11,941	$8,065	$3,876	48.1%
Total revenues	$60,279	$43,199	$17,080	39.5%
Minimum rents at comparable properties increased by $1,015 for the six months ended June 30, 2016 as compared to the same period in 2015. The increase is primarily due to increases of $666 at 111 Sutter Street related to increased rental rates and $267 at our student-oriented apartment properties related to increased rental rates and occupancy during the six months ended June 30, 2016 as compared to the same period in 2015. Additionally, there was an increase of $216 at Monument IV at Worldgate as a result of Amazon executing a new lease late last year. Partially offsetting these increases was a decrease of $343 at Railway Street Corporate Centre related to lower occupancy during the six months ended June 30, 2016 as compared to the same period in 2015.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $180 for the six months ended June 30, 2016 as compared to the same period in 2015. The increase is primarily related to higher recoveries of $171 at Rancho Temecula Town Center related to higher real estate taxes and higher operating expenses. Partially offsetting these increases was a decrease of $162 in parking revenue at South Beach Parking Garage due to a lower volume of daily pay parkers during the six months ended June 30, 2016 as compared to the same period in 2015.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$720	$718	$2	0.3%
Industrial	1,216	1,226	(10)	(0.8)
Office	1,371	1,490	(119)	(8.0)
Retail	1,455	1,410	45	3.2
Other	249	277	(28)	(10.1)
Comparable properties total	$5,011	$5,121	$(110)	(2.1)%
Recent acquisitions and sold properties	2,784	477	2,307	483.6
Total	$7,795	$5,598	$2,197	39.2%

Property operating
Apartment	$2,676	$2,599	$77	3.0%
Industrial	358	375	(17)	(4.5)
Office	3,345	3,260	85	2.6
Retail	1,159	1,065	94	8.8
Other	450	494	(44)	(8.9)
Comparable properties total	$7,988	$7,793	$195	2.5%
Recent acquisitions and sold properties	2,848	1,035	1,813	175.2
Total	$10,836	$8,828	$2,008	22.7%

Net provision for doubtful accounts
Apartment	$21	$97	$(76)	(78.4)%
Office	—	1	(1)	(100.0)
Retail	92	119	(27)	(22.7)
Other	—	1	(1)	(100.0)
Comparable properties total	$113	$218	$(105)	(48.2)%
Recent acquisitions and sold properties	21	15	6	40.0
Total	$134	$233	$(99)	(42.5)%
Total operating expenses	$18,765	$14,659	$4,106	28.0%
Real estate taxes at comparable properties decreased by $110 for the six months ended June 30, 2016 as compared to the same period in 2015. The decrease is primarily related to a decrease of $60 at our Sherman Way properties and $52 at Railway Street Corporate Centre related to lower tax reassessments during the six months ended June 30, 2016. Our properties are reassessed periodically by the taxing authorities which may result in increases or decreases in real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $195 for the six months ended June 30, 2016 as compared to the same period of 2015. The increase is primarily related to an increase of $151 at our Sherman Way properties due to higher repairs and maintenance and parking garage expenses as well as an increase of $78 at Station Nine Apartments due to higher repairs and maintenance expense for the six months ended June 30, 2016 as compared to the same period in 2015.

Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased by $105 for the six months ended June 30, 2016 as compared to the same period of 2015, primarily related to lower bad debts of $74 at Campus Lodge Tampa during the six months ended June 30, 2016 as well as $39 at The District at Howell Mill related to charges reserved as a result of a tenant bankruptcy that occurred during the six months ended June 30, 2015.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ Change	% Change
Property general and administrative	$606	$368	$238	64.7%
Advisor fees	6,457	3,455	3,002	86.9
Company level expenses	1,203	1,345	(142)	(10.6)
Acquisition expenses	1,087	638	449	70.4
Depreciation and amortization	18,980	14,148	4,832	34.2
Interest expense	12,655	8,386	4,269	50.9
Equity in income of unconsolidated affiliate	(897)	(407)	(490)	120.4
Gain on disposition of property and extinguishment of debt	(40)	(29,009)	28,969	(99.9)
Total expenses	$40,051	$(1,076)	$41,127	(3,822)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $238 primarily due to properties acquired during 2015 and 2016.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $3,002 for the six months ended June 30, 2016 as compared to the same period of 2015 is related to the increase in our net asset value attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $142 for the six months ended June 30, 2016 as compared to the same period in 2015 primarily related to reduced professional service fees in 2016.
Acquisition expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $449 for the six months ended June 30, 2016 as compared to the same period ended June 30, 2015. The properties acquired during both periods are listed above in the management overview and properties sections.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $4,832 in depreciation and amortization expense for the nine months ended June 30, 2016 as compared to the same period in 2015 is primarily related to an increase of $6,573 related to our acquisitions that occurred in 2015 and 2016. These increases was partially offset by a decrease of $1,728 at 111 Sutter Street related to intangible assets that were fully depreciated at the end of 2015.
Interest expense increased by $4,269 for the six months ended June 30, 2016 as compared to the same period in 2015 as a result of new debt on our 2015 acquisitions, and new debt on Monument IV at Worldgate, Whitestone Marketplace, 140 Park Avenue and Maui Mall.
Equity in income from unconsolidated affiliates relates to the income from Chicago Parking Garage and Pioneer Tower as well as changes in fair value in the NYC Retail Portfolio. During the six months ended June 30, 2016, we recorded a $600 increase in the fair value of our investment in the NYC Retail Portfolio.
Gain on disposition of property and extinguishment of debt of $40 is related to the disposition of 36 Research Park Drive during the six months ended June 30, 2016. During the six months ended June 30, 2015, the gain on disposition of property and extinguishment of debt of $29,009 is related to the disposition of four student-oriented apartment properties as well as the payoff of a mortgage note payable.

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
In order to provide a better understanding of the relationship between FFO, AFFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided reconciliations of GAAP net income attributable to Jones Lang LaSalle Income Property Trust, Inc. to FFO, and FFO to AFFO. FFO and AFFO do not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income and is not a measure of liquidity or an indicator of the Company's ability to make cash distributions. We believe that to more comprehensively understand its operating performance, FFO and AFFO should be considered along with its reported net income attributable to Jones Lang LaSalle Income Property Trust, Inc. and its cash flows in accordance with GAAP, as presented in our consolidated financial statements. Our presentations of FFO and AFFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions.
The following table presents a reconciliation of GAAP net income to NAREIT FFO for the periods presented:

Reconciliation of GAAP net (loss) income to NAREIT FFO	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$(171)	$(352)	$1,315	$23,160
Real estate depreciation and amortization (1)	9,853	7,438	18,748	13,924
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(377)	—	(640)	(23,754)
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$9,305	$7,086	$19,423	$13,330
Weighted average shares outstanding, basic and diluted	98,434,716	54,700,285	92,854,743	51,946,610
NAREIT FFO per share, basic and diluted	$0.09	$0.13	$0.21	$0.26

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$9,305	$7,086	$19,423	$13,330
Straight-line rental income (1)	(1,415)	(307)	(2,688)	(559)
Amortization of above- and below-market leases (1)	(584)	(289)	(1,082)	(626)
Amortization of net discount on assumed debt (1)	(80)	(79)	(160)	(159)
Loss on derivative instruments and extinguishment or modification of debt (1)	923	(53)	1,642	1,187
Adjustment for investment accounted for under the fair value option (2)	1,189	—	2,313	—
Acquisition expenses (1)	907	490	1,087	638
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$10,245	$6,848	$20,535	$13,811
Weighted average shares outstanding, basic and diluted	98,434,716	54,700,285	92,854,743	51,946,610
AFFO per share, basic and diluted	$0.10	$0.13	$0.22	$0.27

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.
NAV as of June 30, 2016
The following table provides a breakdown of the major components of our NAV as of June 30, 2016:

	June 30, 2016
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$889,027	$534,286	$161,671	$92,808	$107,853
Debt	(326,569)	(196,261)	(59,387)	(34,091)	(39,618)
Other assets and liabilities, net	27,468	16,507	4,995	2,867	3,332
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$589,926	$354,532	$107,279	$61,584	$71,567
Number of outstanding shares	52,737,909	31,618,872	9,564,364	5,489,056	6,387,184
NAV per share	$11.19	$11.21	$11.22	$11.22	$11.20

(1)	The value of our real estate investments was greater than the historical cost by 3.9% as of June 30, 2016.
The following table provides a breakdown of the major components of our NAV as of December 31, 2015:

	December 31, 2015
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$649,538	$489,821	$107,397	$58,934	$136,610
Debt	(246,853)	(186,153)	(40,816)	(22,398)	(51,918)
Other assets and liabilities, net	11,576	8,778	1,915	1,051	2,435
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$414,261	$312,446	$68,496	$37,587	$87,127
Number of outstanding shares	37,092,768	27,909,411	6,116,812	3,356,619	7,787,832
NAV per share	$11.17	$11.20	$11.20	$11.20	$11.19

(1)	The value of our real estate investments was greater than the historical cost by 3.3% as of December 31, 2015.

The increase in NAV per share from December 31, 2015 to June 30, 2016, was related to a net increase of 0.4% in the value of our portfolio. Property operations for the six months ended June 30, 2016 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of June 30, 2016:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	6.27%	6.06%	6.24%	5.60%	7.25%	6.03%
Discount rate/internal rate of return (IRR)	7.53	6.90	6.98	6.61	8.28	6.94
Annual market rent growth rate	3.04	3.14	2.83	3.31	3.52	3.12
Holding period (years)	10.00	10.00	10.00	10.00	23.30	10.32

(1)	Other includes two standalone parking garages. South Beach Parking Garage is subject to a ground lease and the appraisal incorporates discounted cash flows over its remaining lease term.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2015:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	6.54%	6.31%	6.36%	6.07%	7.25%	6.32%
Discount rate/internal rate of return (IRR)	7.84	7.06	7.28	6.94	8.39	7.29
Annual market rent growth rate	2.98	3.10	2.96	3.11	3.59	3.06
Holding period (years)	10.00	10.00	10.00	10.00	23.63	10.38

(1)	Other includes two standalone parking garages. South Beach Parking Garage is subject to a ground lease and the appraisal incorporates discounted cash flows over its remaining lease term.
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return ("IRR") used as of June 30, 2016 of 0.25% would yield a decrease in our total real estate investment value of 1.52% and our NAV per share class would have been $10.92, $10.96, $10.97, $10.96 and $10.95 for Class A, Class M, Class A-I, Class M-I and Class D, respectively. An increase in the weighted-average discount rate/IRR used as of December 31, 2015 of 0.25% would yield a decrease in our total real estate investment value of 1.2% and our NAV per each share class would have been $10.96, $10.98, $10.99, $10.98 and $10.97 for Class A, Class M, Class A-I, Class M-I and Class D, respectively.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ Change
Net cash provided by operating activities	$18,219	$13,836	$4,383
Net cash used in investing activities	(339,617)	(22,211)	(317,406)
Net cash provided by financing activities	345,956	68,469	277,487
Cash provided by operating activities increased $4,383 for the six months ended June 30, 2016 as compared to the same period in 2015. Cash from operating activities increased $2,666 primarily related to acquisitions of properties that occurred in 2015 and 2016. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, Advisor fee payable and accounts payable and other accrued expenses. These changes in our working capital caused an increase to cash provided by operating activities of $1,717 between the six months ended June 30, 2016 and the same period in 2015, which was primarily related to the higher amount of Advisor fees paid.
Cash used in investing activities increased by $317,406 for the six months ended June 30, 2016 as compared to the same period in 2015. The increase was primarily related to cash used for investments in unconsolidated real estate affiliates of $118,430 and cash used to purchase new properties of $83,233. During the six months ended June 30, 2015, we received cash in the amount of $119,706 from the sale of four student-oriented apartment properties.

Cash provided by financing activities increased by $277,487 for the six months ended June 30, 2016 as compared to the same period in 2015. The increase primarily relates to $148,699 of net proceeds received from the sale of common stock during 2016 as compared to the same period in 2015. Additionally, there is an increase in net proceeds from mortgage note payables of $108,411 received during the six months ended June 30, 2016 as compared to net paydowns of $12,359 during the same period in 2015. Also increasing cash provided by financing activities for the six months ended June 30, 2016 was a decrease in distributions to noncontrolling interests of $10,668 related to the sale of four student-oriented apartment properties in 2015.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at June 30, 2016 and December 31, 2015:

	Consolidated Debt
	June 30, 2016		December 31, 2015
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$543,930	4.15%	$435,257	4.39%
Variable	54,680	2.49	59,680	2.40
Total	$598,610	4.00%	$494,937	4.15%
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
Off Balance Sheet Arrangements
At June 30, 2016 and December 31, 2015, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued FASB issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied.  The new standard will exclude lease contracts, however will include the sale of real estate and will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of June 30, 2016, we had consolidated debt of $598,610, which included $54,680 of variable-rate debt. Including the $3,520 net debt premium on assumed debt and debt issuance costs, we have consolidated debt of $595,090 at June 30, 2016. We also entered into interest rate cap and swap agreements on $89,080 of debt which cap the LIBOR rate at between 1.0% and 3.3% over the next three years. A 0.25% movement in the interest rate on the $54,680 of variable-rate debt would have resulted in a $137 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2016, the fair value of our mortgage notes payable was estimated to be $13,903 higher than the carrying value of $598,610. If treasury rates were 0.25% higher at June 30, 2016, the fair value of our mortgage notes payable would have been $6,221 lower than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the six months ended June 30, 2016 and 2015, we recognized a foreign currency translation gain of $484 and loss of $623, respectively. At June 30, 2016, a 10% unfavorable exchange rate movement would have caused our $484 foreign currency translation gain to be decreased by $228, resulting in a foreign currency translation gain of $256.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2016, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factor hereby replaces the second risk factor on page 19 of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016:

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and our independent registered public accounting firm) may amend, clarify, interpret or even reverse their previous interpretations or positions on how these standards should be applied. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in the revision of prior period financial statements. Changes in accounting standards can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

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

During the three months ended June 30, 2016, we repurchased 528,640 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1-April 30, 2016	168,484	$11.19	168,484	—
May 1-May 31, 2016	142,925	11.23	142,925	—
June 1-June 30, 2016	217,231	11.26	217,231	—
(1)     Redemptions are limited as described above.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. On April 28, 2016, we received $758 related to the issuance of 67,709 of our Class D common stock at $11.20 per share pursuant to our distribution reinvestment plan. No selling commissions are paid on the sale of shares pursuant to our distribution reinvestment plan.
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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 12, 2016	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 12, 2016	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2012).

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

3.6	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document