Form 10-Q
period 2016-09-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2016-11-14
CIK 1314152

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
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 14, 2016 were 65,136,902 shares of Class A Common Stock, 35,190,182 shares of Class M Common Stock, 10,979,299 of Class A-I Common Stock, 7,365,489 of Class M-I Common Stock and 7,963,493 shares of Class D Common Stock.
______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $25,441 and $32,645, respectively)	$355,343	$251,331
Buildings and equipment (including from VIEs of $151,298 and $187,505, respectively)	1,282,178	889,307
Less accumulated depreciation (including from VIEs of $(16,748) and $(23,146), respectively)	(81,011)	(75,245)
Net property and equipment	1,556,510	1,065,393
Investment in unconsolidated real estate affiliates	223,476	103,003
Net investments in real estate	1,779,986	1,168,396
Cash and cash equivalents (including from VIEs of $11,034 and $13,365, respectively)	50,879	34,739
Restricted cash (including from VIEs of $1,033 and $666, respectively)	2,364	1,227
Tenant accounts receivable, net (including from VIEs of $1,444 and $1,724, respectively)	3,977	3,500
Deferred expenses, net (including from VIEs of $181 and $118, respectively)	9,610	10,022
Acquired intangible assets, net (including from VIEs of $8,319 and $9,208, respectively)	112,718	86,471
Deferred rent receivable, net (including from VIEs of $860 and $852, respectively)	13,405	9,445
Prepaid expenses and other assets (including from VIEs of $293 and $373, respectively)	6,095	5,978
TOTAL ASSETS	$1,979,034	$1,319,778
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $109,803 and $141,972, respectively)	$738,583	$485,178
Accounts payable and other accrued expenses (including from VIEs of $1,465 and $2,058, respectively)	20,810	13,991
Accrued offering costs	74,387	42,677
Distributions payable	13,037	8,633
Accrued interest (including from VIEs of $398 and $560, respectively)	1,843	1,659
Accrued real estate taxes (including from VIEs of $2,274 and $802, respectively)	7,367	1,925
Advisor fees payable	1,377	3,241
Acquired intangible liabilities, net	22,667	16,984
TOTAL LIABILITIES	880,071	574,288
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 61,960,821 and 37,092,768 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	620	371
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 34,152,734 and 27,909,411 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	342	279
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 10,466,992 and 6,116,812 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	105	61
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 6,031,998 and 3,356,619 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	60	34
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 7,876,212 and 7,787,823 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	79	78
Additional paid-in capital (net of offering costs of $110,357 and $66,344 as of September 30, 2016 and December 31, 2015, respectively)	1,400,178	1,011,797
Accumulated other comprehensive loss	(1,869)	(2,327)
Distributions to stockholders	(184,751)	(151,277)
Accumulated deficit	(124,157)	(123,700)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,090,607	735,316
Noncontrolling interests	8,356	10,174
Total equity	1,098,963	745,490
TOTAL LIABILITIES AND EQUITY	$1,979,034	$1,319,778

The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenues:
Minimum rents	$27,514	$19,230	$75,852	$54,364
Tenant recoveries and other rental income	6,677	4,045	18,618	12,110
Total revenues	34,191	23,275	94,470	66,474
Operating expenses:
Real estate taxes	4,727	2,817	12,522	8,415
Property operating	6,381	5,528	17,217	14,356
Provision for doubtful accounts	57	108	191	341
Property general and administrative	208	148	814	516
Advisor fees	4,030	3,090	10,487	6,545
Company level expenses	454	265	1,657	1,610
Acquisition expenses	1,759	482	2,846	1,120
Provision for impairment of real estate	6,355	—	6,355	—
Depreciation and amortization	12,072	9,859	31,052	24,007
Total operating expenses	36,043	22,297	83,141	56,910
Operating (loss) income	(1,852)	978	11,329	9,564
Other income and (expenses):
Interest expense	(5,874)	(4,768)	(18,529)	(13,154)
Equity in income of unconsolidated affiliates	4,686	244	5,583	651
Gain on disposition of property and extinguishment of debt	1,664	—	1,704	29,009
Total other income and (expenses)	476	(4,524)	(11,242)	16,506
Net (loss) income	(1,376)	(3,546)	87	26,070
Less: Net (income) loss attributable to the noncontrolling interests	(396)	257	(544)	(6,199)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(1,772)	$(3,289)	$(457)	$19,871
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.02)	$(0.05)	$—	$0.36
Weighted average common stock outstanding-basic and diluted	113,935,929	63,528,103	99,933,097	55,849,531
Other comprehensive (loss) gain:
Foreign currency translation adjustment	(26)	(583)	458	(1,206)
Total other comprehensive (loss) gain	(26)	(583)	458	(1,206)
Net comprehensive (loss) income	$(1,798)	$(3,872)	$1	$18,665

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2016	82,263,433	$823	$1,011,797	$(2,327)	$(151,277)	$(123,700)	$10,174	$745,490
Issuance of common stock	42,109,279	422	476,127	—	—	—	—	476,549
Repurchase of shares	(3,891,955)	(39)	(43,823)	—	—	—	—	(43,862)
Offering costs	—	—	(44,013)	—	—	—	—	(44,013)
Stock based compensation	8,000	—	90	—	—	—	—	90
Net income	—	—	—	—	—	(457)	544	87
Other comprehensive income	—	—	—	458	—	—	—	458
Cash contributions from noncontrolling interests	—	—	—	—	—	—	169	169
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(2,531)	(2,531)
Distributions declared per share ($0.365)	—	—	—	—	(33,474)	—	—	(33,474)
Balance, September 30, 2016	120,488,757	$1,206	$1,400,178	$(1,869)	$(184,751)	$(124,157)	$8,356	$1,098,963
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87	$26,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,649	22,919
Gain on disposition of property and extinguishment of debt	(1,704)	(29,009)
Provision for doubtful accounts	191	341
Straight line rent	(4,072)	(630)
Provision for impairment of real estate	6,355	—
Equity in income of unconsolidated affiliates	(5,583)	(651)
Distributions received from unconsolidated affiliate	1,125	—
Net changes in assets, liabilities and other	7,203	3,439
Net cash provided by operating activities	33,251	22,479
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(573,774)	(308,179)
Proceeds from sale of real estate investments and fixed assets	45,462	121,694
Capital improvements and lease commissions	(9,879)	(3,894)
Investment in unconsolidated real estate affiliates	(120,510)	(85)
Deposits for investments under contract	(1,850)	—
Deposits refunded for investments under contract	600	—
Distributions received from unconsolidated affiliates	4,495	—
Loan escrows	(1,849)	1,252
Net cash used in investing activities	(657,305)	(189,212)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	455,651	272,703
Repurchase of shares	(43,862)	(23,101)
Offering costs	(12,303)	(8,046)
Distributions to stockholders	(8,997)	(8,020)
Distributions paid to noncontrolling interests	(2,531)	(11,220)
Contributions received from noncontrolling interests	169	2,494
Deposits for loan commitments	—	(541)
Draws on credit facility	160,000	—
Payment on credit facility	(90,000)	—
Proceeds from mortgage notes and other debt payable	218,089	97,290
Debt issuance costs	(3,271)	(1,143)
Payment on early extinguishment of debt	—	(711)
Principal payments on mortgage notes and other debt payable	(32,886)	(81,529)
Net cash provided by financing activities	640,059	238,176
Net increase in cash and cash equivalents	16,005	71,443
Effect of exchange rates	135	(261)
Cash and cash equivalents at the beginning of the period	34,739	32,211
Cash and cash equivalents at the end of the period	$50,879	$103,393
Supplemental disclosure of cash flow information:
Interest paid	$18,444	$12,704
Non-cash activities:
Write-offs of receivables	$37	$236
Write-offs of retired assets and liabilities	2	(45)
Change in liability for capital expenditures	(3,630)	(2,660)
Deposit of holdback proceeds from sale of real estate investments	—	1,847
Net liabilities transferred at sale of real estate investment	902	973
Net liabilities assumed at acquisition	987	1,730
Change in issuance of common stock receivable	915	1,106
Change in accrued offering costs	31,710	255
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of September 30, 2016, we owned interests in a total of 68 properties, 67 of which are located in 17 states and one of which is located in Canada.
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
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of September 30, 2016, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I shares in our First Extended Public Offering of $812,725.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with indefinite duration. As of September 30, 2016, we have raised aggregate gross proceeds from the sale of our Class D shares in our Follow-on Private Offering of $67,607.
As of September 30, 2016, 61,960,821 shares of Class A common stock, 34,152,734 shares of Class M common stock, 10,466,992 shares of Class A-I common stock, 6,031,998 shares of Class M-I common stock, and 7,876,212 shares of Class D common stock were outstanding and held by a total of 11,179 stockholders.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of September 30, 2016, our VIEs include The District at Howell Mill, The Edge at Lafayette, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us. Prior to new consolidation guidance adopted on January 1, 2016, Grand Lakes Marketplace and Townlake of Coppell were not classified as VIEs. VIE disclosures as of December 31, 2015 on our Consolidated Balance Sheets have been updated to include Grand Lakes Marketplace and Townlake of Coppell for comparative purposes.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of September 30, 2016, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At September 30, 2016 and December 31, 2015, our allowance for doubtful accounts was $466 and $312, respectively.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at September 30, 2016 and December 31, 2015 was $1,863 and $1,234, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $32,823 and $21,660 at September 30, 2016 and December 31, 2015, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $4,801 and $3,364 at September 30, 2016 and December 31, 2015, respectively, on the accompanying Consolidated Balance Sheets.

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
Partnership interests accounted for under the fair value option are stated at the fair value of our ownership in the partnership. The fair value is recorded based upon changes in the net asset value of the limited partnership as determined from the financial statements of the limited partnership. During the three and nine months ended September 30, 2016, we recorded unrealized changes in fair value classified within the Level 3 category of $3,638 and $4,014, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates).
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using Level 2 inputs was $12,867 and $927 higher than the aggregate carrying amounts at September 30, 2016 and December 31, 2015, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
As of September 30, 2016, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	6	$97,930
Interest Rate Swaps	3	71,400
The fair value of our interest rate caps and swaps represent liabilities of $1,296 and $153 at September 30, 2016 and December 31, 2015, respectively.

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
Correction of Immaterial Understatement of Liabilities
During the three months ended June 30, 2016, we identified an immaterial understatement of our liability for dealer manager fees. We previously accrued for dealer manager fees on a daily basis as offering costs, which were recorded as a reduction of capital in excess of par value. We have subsequently determined that an estimate for the full amount of the future liability for dealer manager fees, up to the regulatory maximum ten percent of the proceeds from the sale of shares in each of our public offerings (excluding distributing reinvestment plan proceeds), should be accrued on the date of sale. Changes in this estimate will be recorded prospectively as an adjustment to capital in excess of par value.  Our consolidated financial statements as of and for the year ended December 31, 2015 have been corrected to record a liability for future dealer manager fees. Accrued offering costs previously recorded will be reclassified from accounts payable and other accrued expenses to accrued offering costs on our Consolidated Balance Sheet. This change in accounting policy for dealer manager fees has no impact on our net income or cash flows.  We will also reflect the correction of this immaterial misstatement in comparable prior period amounts in our future filings.
The following table summarizes the effects of this change:

	As of December 31, 2015
	Previously Reported	Adjustment	Corrected
Accrued offering costs	$—	$42,677	$42,677
Accounts payable and other accrued expenses	17,235	(3,244)	13,991
Total liabilities	534,855	39,433	574,288
Additional paid in capital	1,051,230	(39,433)	1,011,797
Total equity	784,923	(39,433)	745,490

NOTE 3—PROPERTY
The consolidated properties we acquired during 2016 and our acquisition price of each are as follows:

Property Name	Sector	Square Feet	Location	Ownership %	Acquisition Date	Acquisition Price
San Juan Medical Center	Office	40,000	San Juan Capistrano, CA	100%	April 1, 2016	$26,390
Tampa Distribution Center	Industrial	386,000	Tampa, FL	100	April 11, 2016	28,300
Aurora Distribution Center	Industrial	305,000	Aurora, IL	100	May 19, 2016	27,700
Lane Parke Apartments	Apartment	263,000	Mountain Brook, AL	100	May 26, 2016	73,300
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Industrial	87,000	Valencia, CA	100	June 29, 2016	11,400
28145 West Harrison Parkway	Industrial	114,000	Valencia, CA	100	June 29, 2016	15,000
28904 Avenue Paine	Industrial	117,000	Valencia, CA	100	June 29, 2016	15,400
24823 Anza Drive	Industrial	31,000	Santa Clarita, CA	100	June 29, 2016	4,000
25045 Avenue Tibbitts	Industrial	143,000	Santa Clarita, CA	100	June 29, 2016	18,700
Silverstone Marketplace	Retail	78,000	Scottsdale, AZ	100	July 27, 2016	47,000
Dylan Point Loma	Apartment	204,000	San Diego, CA	100	August 9, 2016	90,000
Pinole Point Distribution Center:
6000 Giant Road	Industrial	252,000	Richmond, CA	100	September 8, 2016	41,000
6015 Giant Road	Industrial	225,000	Richmond, CA	100	September 8, 2016	36,200
The Penfield	Apartment	245,000	St. Paul, MN	100	September 22, 2016	65,500
Kierland Village Center	Retail	118,000	Scottsdale, AZ	100	September 30, 2016	34,500
Timberland Town Center	Retail	92,000	Beaverton, OR	100	September 30, 2016	42,600
During the nine months ended September 30, 2016 and 2015, we incurred $2,846 and $1,120, respectively, of acquisition expenses recorded on the Consolidated Statements of Operations and Comprehensive (Loss) Income. For properties acquired during 2016, we recorded total revenue of $7,615 and net loss of $1,525 for the nine months ended September 30, 2016. For properties acquired during 2015, we recorded total revenue of $4,887 and net loss of $2,533 for the nine months ended September 30, 2015.
We allocated the purchase price for our 2016 acquisitions in accordance with authoritative guidance as follows:

2016 Acquisitions
Land	$113,690
Building and equipment	431,030
In-place lease intangible	37,353
Above-market lease intangible	872
Below-market lease intangible	(8,173)
$574,772
Amortization period for intangible assets and liabilities	4 months - 44 years
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

If our 2016 acquisitions had occurred on January 1, 2015 or the date the property began operations, our consolidated revenues and net income for the nine months ended September 30, 2016 would have been $110,564 and $3,069, respectively, and our consolidated revenues and net income for the nine months ended September 30, 2015 would have been $93,553 and $19,956, respectively.
If our 2015 acquisitions had occurred on January 1, 2014 or the date the property began operations, our consolidated revenues and net income for the nine months ended September 30, 2015 would have been $76,194 and $28,056, respectively.
2016 Dispositions
On March 1, 2016, we sold 36 Research Park Drive for approximately $7,900 less closing costs. We recorded a gain on the sale of the property in the amount of $40.
On September 6, 2016, we sold Campus Lodge Tampa for approximately $37,750 less closing costs. In connection with the disposition, the mortgage loan associated with the property totaling $31,367 was repaid. We recorded a gain on the sale of the property in the amount of $1,624 and recorded a gain on the extinguishment of the debt of $40.
Impairment of Investments in Real Estate
As of September 30, 2016, we determined that Railway Street Corporate Centre no longer fits our current investment objectives and strategy and reduced our expected hold period. We further determined that this asset was impaired as the carrying value of the investment was not deemed recoverable. Therefore, we recognized an impairment charge totaling $6,355, which represents the difference between the fair value and the carrying value of the property.
The valuation of this asset is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows as well as the income capitalization approach considering prevailing market capitalization and discount rates. We review each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions include the capitalization rate used in the income capitalization valuation and projected property net operating income and net cash flows. Additionally, the valuation considered bid and ask prices for similar properties. We have determined that the significant inputs used to value the impaired assets fall within Level 3. These significant inputs are based on market conditions and our expected growth rates. A capitalization rate of 7.00% and a discount rate of 8.50% were utilized in the models and are based upon observable rates that we believe to be within a reasonable range of current market rates.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES
Fair Value Option Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of September 30, 2016, the NYC Retail Portfolio owned 14 retail properties totaling approximately 2,567,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. Our investment in the NYC Retail Portfolio will be presented on our Consolidated Balance Sheets within investments in unconsolidated real estate affiliates. Changes in the fair value of our investment as well as cash distributions received will be recorded on our Consolidated Statements of Operations and Comprehensive (Loss) Income within equity in income of unconsolidated affiliates. As of September 30, 2016 and December 31, 2015, the carrying amount of our investment in the NYC Retail Portfolio was $84,811 and $85,068, respectively. During the three and nine months ended September 30, 2016 we recorded increases in fair value of our investment in the NYC Retail Portfolio of $3,638 and $4,014, respectively. During the three and nine months ended September 30, 2016 we received a distribution of income totaling $1,125. This cash distribution increased equity in income of unconsolidated affiliates. During the three and nine months ended September 30, 2016, we received return of capital distributions totaling $120 and $4,495, respectively, related to the sale of an 84,000 square foot retail property and extinguishment of its mortgage loan. These distributions reduced the carrying amount of our investment in the 14 property NYC Retail Portfolio. For the year ended December 31, 2015, we recorded no changes in fair value of our investment in the NYC Retail Portfolio and received no cash distributions.
Equity Method Investments
Chicago Parking Garage
On December 23, 2014, we acquired a condominium interest in Chicago Parking Garage, a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois for approximately $16,900 using cash on hand. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At September 30, 2016 and December 31, 2015, the carrying amount of our investment in Chicago Parking Garage was $18,345 and $17,935, respectively.
Pioneer Tower
On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750 using cash on hand. Pioneer Tower sits atop a retail property owned by an independent third party. The land under the property is owned as a condominium interest with the owner of the retail property. In accordance with authoritative guidance, Pioneer Tower is accounted for as an investment in an unconsolidated real estate affiliate. At September 30, 2016, the carrying amount of our investment in Pioneer Tower was $120,320.
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Total revenues	$2,583	$445	$3,373	$1,245
Total operating expenses	2,660	201	3,153	594
Net (loss) income	$(77)	$244	$220	$651

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2027 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			September 30, 2016	December 31, 2015
Mortgage notes payable (1) (2) (3) (4) (5) (6)(7)	February 1, 2017 - March 1, 2027	3.00% - 6.14%	$643,939	$457,615
Line of credit	September 19, 2017	2.08%	100,000	30,000
Net debt premium on assumed debt and debt issuance costs			(5,356)	(2,437)
Mortgage notes and other debt payable, net			$738,583	$485,178

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

(3)	On May 19, 2016, we entered into a $13,850 mortgage note payable on Aurora Distribution Center. The mortgage note bears an interest rate of 3.39% for the seven year term.

(4)	On May 25, 2016, we entered into a $39,000 mortgage note payable on Maui Mall. The mortgage note bears an interest rate of 3.64% for the ten year term.

(5)	On August 9, 2016, we entered into a $40,500 mortgage note payable on Dylan Point Loma. The mortgage note bears an interest rate of 3.83% for the ten year term.

(6)
On September 26, 2016, we assumed a mortgage note payable that was originated on April 1, 2014 on The Penfield. The mortgage note bears an interest rate of 3.12% for the remaining thirty-eight year term. As of September 30, 2016, the balance of the loan was $39,305.

(7)
On September 30, 2016, we assumed a mortgage note payable that was originated September 1, 2015 on Timberland Town Center. The mortgage note bears an interest rate of 4.07% for the remaining nine year term. As of September 30, 2016, the balance of the loan was $22,634.

Aggregate future principal payments of mortgage notes payable as of September 30, 2016 are as follows:

Year	Amount
2016	$691
2017	182,244
2018	21,510
2019	13,248
2020	52,575
Thereafter	373,671
Total	$643,939

Line of Credit
On September 19, 2016, we extended and expanded our existing $100,000 revolving line of credit agreement with Bank of America, N.A to $150,000. The line of credit has a one-year term with a $75,000 six-month extension at our option and bears interest based on LIBOR plus a spread ranging from 1.55% to 2.25%, depending on our leverage ratio (1.55% spread at September 30, 2016). We intend to use the line of credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our line of credit if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party or (ii) are in default, as that term is defined in the agreement, including a cross default under certain other loan agreements and/or guarantees entered into by the Company or its subsidiaries. As of September 30, 2016, we believe no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. As of September 30,

2016 and December 31, 2015, we had $100,000 and $30,000, respectively, in borrowings outstanding on the revolving line of credit.
At September 30, 2016, we were in compliance with all debt covenants.

Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at September 30, 2016 and December 31, 2015 was $2,538 and $2,107, respectively. Upon implementing FASB Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs during the period ended March 31, 2016, we reclassified $2,914 of net debt issuance costs from Deferred expenses, net to Mortgage notes and other debt payable, net on our Consolidated Balance Sheet as of December 31, 2015.
NOTE 6—COMMON STOCK
We have five classes of common stock authorized as of September 30, 2016, Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of NAV, are as follows:

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

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the nine months ended September 30, 2016 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2015	37,092,768	27,909,411	6,116,812	3,356,619	7,787,823
Issuance of common stock	25,592,555	7,761,927	4,447,611	2,675,379	1,639,807
Repurchase of shares	(724,502)	(1,518,604)	(97,431)	—	(1,551,418)
Balance, September 30, 2016	61,960,821	34,152,734	10,466,992	6,031,998	7,876,212

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the nine months ended September 30, 2016 were as follows:

	Nine Months Ended
	September 30, 2016
	# of shares	Amount
Class A Shares	25,592,555	$290,201
Class M Shares	7,761,927	87,402
Class A-I Shares	4,447,611	50,491
Class M-I Shares	2,675,379	30,083
Class D Shares	1,639,807	18,462
Total		$476,639
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the nine months ended September 30, 2016, we repurchased 3,891,955 shares of common stock. During the nine months ended September 30, 2015, we repurchased 2,151,327 shares of common stock.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the nine months ended September 30, 2016, we issued 1,788,411 shares of common stock for $20,073 under the distribution reinvestment plan. For the nine months ended September 30, 2015, we issued 810,772 shares of common stock for $8,792 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 113,935,929 and 99,933,097 for the three and nine months ended September 30, 2016, respectively, and 63,528,103 and 55,849,531 for the three and nine months ended September 30, 2015, respectively. We have no dilutive or potentially dilutive securities.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers prior to the commencement of the offerings) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through January 16, 2015, which is the date the SEC declared our registration statement effective for the First Extended Public Offering, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the First Extended Public Offering. Following the First Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the First Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the First Extended Public Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of September 30, 2016 and December 31, 2015, LaSalle had paid $1,980 and $2,009, respectively, of organization and offering costs on our behalf which we had not yet been reimbursed. These costs are included in Accrued offering costs.

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
The fixed advisory fees for the three and nine months ended September 30, 2016 were $4,030 and $10,487, respectively. The fixed advisory fees for the three and nine months ended September 30, 2015 were $2,195 and $5,650. There were no performance fees for the three and nine months ended September 30, 2016. The performance fees for both the three and nine months ended September 30, 2015 were $895. Included in Advisor fees payable at September 30, 2016 and December 31, 2015 were $1,377 and $3,241 of fixed advisory fee and performance fee expenses, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three and nine months ended September 30, 2016, JLL Americas was paid $105 and $285, respectively, for property management and leasing services. For the three and nine months ended September 30, 2015, JLL Americas was paid $139 and $321, respectively, for property management and leasing services. During the nine months ended September 30, 2016, we paid JLL Americas $114 in loan placement fees related to the mortgage note payable on 140 Park Avenue and $647 in brokerage fees for the 36 Research Park Drive property sale and Dylan Point Loma acquisition. During the three and nine months ended September 30, 2015, we paid JLL Americas a total of $132 and $254, respectively in loan placement fees related to the mortgage notes payable on Skokie Commons and AQ Rittenhouse.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and nine months ended September 30, 2016, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,106 and $8,323, respectively. For the three and nine months ended September 30, 2015, we paid the Dealer Manager selling commissions and dealer manager fees totaling $1,669 and $3,927, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs, at September 30, 2016 and December 31, 2015 were $72,407 and $40,557 of dealer manager fees payable, respectively.
As of September 30, 2016 and December 31, 2015, we owed $1,980 and $2,009, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
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
We were subject to fixed ground lease payments on South Beach Parking Garage of $94 per year until September 30, 2016. The fixed amount increased on September 30, 2016 to $100 and will increase every five years thereafter by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put their interest to us at a market determined value for a period of 90 days beginning in 2018.
NOTE 9—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three and nine months ended September 30, 2016 and 2015.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of September 30, 2016	$397,135	$488,581	$297,431	$520,825	$21,475	$1,725,447
Assets as of December 31, 2015	211,532	292,730	281,582	392,718	21,981	1,200,543

Three Months Ended September 30, 2016
Revenues:
Minimum rents	$6,956	$6,877	$7,184	$6,428	$69	$27,514
Tenant recoveries and other rental income	452	2,093	1,205	2,407	520	6,677
Total revenues	$7,408	$8,970	$8,389	$8,835	$589	$34,191
Operating expenses:
Real estate taxes	$985	$1,507	$898	$1,258	$79	$4,727
Property operating	2,557	591	1,786	1,212	235	6,381
(Recovery of) provision for doubtful accounts	(9)	—	24	41	1	57
Total segment operating expenses	$3,533	$2,098	$2,708	$2,511	$315	$11,165
Operating income - Segments	$3,875	$6,872	$5,681	$6,324	$274	$23,026

Capital expenditures by segment	$835	$235	$2,838	$923	$28	$4,859

Reconciliation to net loss
Operating income - Segments						$23,026
Property general and administrative						208
Advisor fees						4,030
Company level expenses						454
Acquisition expenses						1,759
Provision for impairment of real estate						6,355
Depreciation and amortization						12,072
Operating loss						$(1,852)
Other income and (expenses):
Interest expense						$(5,874)
Equity in income of unconsolidated affiliates						4,686
Gain on disposition of property and extinguishment of debt						1,664
Total other income and (expenses)						$476
Net loss						$(1,376)

Reconciliation to total consolidated assets as of September 30, 2016
Assets per reportable segments						$1,725,447
Unconsolidated real estate affiliates and corporate level assets						253,587
Total consolidated assets						$1,979,034

Reconciliation to total consolidated assets as of December 31, 2015
Assets per reportable segments						$1,200,543
Unconsolidated real estate affiliates and corporate level assets						119,235
Total consolidated assets						$1,319,778

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended September 30, 2015
Revenues:

Minimum rents	$5,117	$3,800	$5,983	$4,269	$61	$19,230
Tenant recoveries and other rental income	240	985	1,234	1,019	567	4,045
Total revenues	$5,357	$4,785	$7,217	$5,288	$628	$23,275
Operating expenses:
Real estate taxes	$561	$732	$721	$689	$114	$2,817
Property operating	2,439	370	1,895	633	191	5,528
Provision for doubtful accounts	51	—	—	57	—	108
Total segment operating expenses	$3,051	$1,102	$2,616	$1,379	$305	$8,453
Operating income - Segments	$2,306	$3,683	$4,601	$3,909	$323	$14,822

Capital expenditures by segment	$474	$28	$3,968	$198	$175	$4,843

Reconciliation to net loss
Operating income - Segments						$14,822
Property general and administrative						148
Advisor fees						3,090
Company level expenses						265
Acquisition expenses						482
Depreciation and amortization						9,859
Operating income						$978
Other income and (expenses):
Interest expense						$(4,768)
Equity in income of unconsolidated affiliate						244
Total other income and (expenses)						$(4,524)
Net loss						$(3,546)

	Apartments	Industrial	Office	Retail	Other	Total
Nine Months Ended September 30, 2016
Revenues:
Minimum rents	$18,634	$17,322	$21,382	$18,306	$208	$75,852
Tenant recoveries and other rental income	1,148	5,147	3,738	6,814	1,771	18,618
Total revenues	$19,782	$22,469	$25,120	$25,120	$1,979	$94,470
Operating expenses:
Real estate taxes	$2,325	$3,768	$2,591	$3,511	$327	$12,522
Property operating	6,406	1,449	5,185	3,492	685	17,217
Provision for doubtful accounts	12	—	24	154	1	191
Total segment operating expenses	$8,743	$5,217	$7,800	$7,157	$1,013	$29,930
Operating income - Segments	$11,039	$17,252	$17,320	$17,963	$966	$64,540

Capital expenditures by segment	$1,930	$1,006	$8,380	$2,090	$41	$13,447

Reconciliation to net income
Operating income - Segments						$64,540
Property general and administrative						814
Advisor fees						10,487
Company level expenses						1,657
Acquisition expenses						2,846
Provision for impairment of real estate						6,355
Depreciation and amortization						31,052
Operating income						$11,329
Other income and (expenses):
Interest expense						$(18,529)
Equity in income of unconsolidated affiliates						5,583
Gain on disposition of property and extinguishment of debt						1,704
Total other income and (expenses)						$(11,242)
Net income						$87

	Apartments	Industrial	Office	Retail	Other	Total
Nine Months Ended September 30, 2015
Revenues:
Minimum rents	$14,026	$10,598	$18,217	$11,321	$202	$54,364
Tenant recoveries and other rental income	691	2,762	3,456	3,221	1,980	12,110
Total revenues	$14,717	$13,360	$21,673	$14,542	$2,182	$66,474
Operating expenses:
Real estate taxes	$1,497	$2,106	$2,321	$2,101	$390	$8,415
Property operating	5,949	854	5,163	1,705	685	14,356
Provision for doubtful accounts	162	—	1	177	1	341
Total segment operating expenses	$7,608	$2,960	$7,485	$3,983	$1,076	$23,112
Operating income - Segments	$7,109	$10,400	$14,188	$10,559	$1,106	$43,362

Capital expenditures by segment	$1,364	$62	$4,508	$277	$222	$6,433

Reconciliation to net income
Operating income - Segments						$43,362
Property general and administrative						516
Advisor fees						6,545
Company level expenses						1,610
Acquisition expenses						1,120
Depreciation and amortization						24,007
Operating income						$9,564
Other income and (expenses):
Interest expense						$(13,154)
Equity in income of unconsolidated affiliate						651
Gain on disposition of property and extinguishment of debt						29,009
Total other income and (expenses)						$16,506
Net income						$26,070

NOTE 10—DISTRIBUTIONS PAYABLE
On August 11, 2016, our board of directors approved a gross dividend for the third quarter of 2016 of $0.125 per share to stockholders of record as of September 29, 2016. The dividend was paid on October 27, 2016. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.125 per share, less applicable class-specific fees, if any.
NOTE 11— RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers, that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied.  The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We are in the process of evaluating the impact of this new guidance and have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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
In August 2016, the FASB issued Accounting Standard Update 2016-15 Statement of Cash Flows (Topic 230). The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the standard requires the classification of eight specific issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. The standard will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted. Entities are required to use a retrospective transition approach for all of the issues identified to each period presented. We have not yet evaluated and cannot determine the impact this standard will have on our consolidated financial statements and related disclosures.
NOTE 12—SUBSEQUENT EVENTS
On October 13, 2016, we entered into a $37,000 mortgage note payable on Lane Parke Apartments. The mortgage note is for ten years and bears interest at a fixed rate of 3.18%.
As of November 14, 2016, we had repaid the $100,000 outstanding line of credit balance we had at September 30, 2016 using proceeds from our offering and the $37,000 mortgage note payable on Lane Parke Apartments.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of September 30, 2016, were comprised of:
Apartment

•	Station Nine Apartments,

•	The Edge at Lafayette,

•	Townlake of Coppell (acquired in 2015),

•	AQ Rittenhouse (acquired in 2015),

•	Lane Parke Apartments (acquired in 2016),

•	Dylan Point Loma (acquired in 2016) and

•	The Penfield (acquired in 2016).
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center,

•	Charlotte Distribution Center,

•	DFW Distribution Center (acquired in 2015),

•	O'Hare Industrial Portfolio (acquired in 2015),

•	Tampa Distribution Center (acquired in 2016),

•	Aurora Distribution Center (acquired in 2016),

•	Valencia Industrial Portfolio (acquired in 2016) and

•	Pinole Point Distribution Center (acquired in 2016).
Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	14600 Sherman Way,

•	14624 Sherman Way,

•	Railway Street Corporate Centre,

•	140 Park Avenue (acquired in 2015) and

•	San Juan Medical Center (acquired in 2016).
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons (acquired in 2015),

•	Whitestone Market (acquired in 2015),

•	Maui Mall (acquired in 2015),

•	Silverstone Marketplace (acquired in 2016),

•	Kierland Village Center (acquired in 2016) and

•	Timberland Town Center (acquired in 2016).
Other

•	South Beach Parking Garage.
Sold Properties

•	Cabana Beach San Marcos (sold in 2015),

•	Cabana Beach Gainesville (sold in 2015),

•	Campus Lodge Athens (sold in 2015),

•	Campus Lodge Columbia (sold in 2015),

•	36 Research Park Drive (sold in 2016) and

•	Campus Lodge Tampa (sold in 2016).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of the Chicago Parking Garage, the NYC Retail Portfolio and Pioneer Tower (office) as of September 30, 2016. Our investment in the NYC Retail Portfolio was acquired on December 8, 2015. We elected the fair value option to account for this investment. Our investment in Pioneer Tower was acquired on June 28, 2016.
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
Estimated Percent of Fair Value as of September 30, 2016:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the only change to our critical accounting policies is that the accounting treatment for dealer manager fees is no longer considered a policy election and requires full accrual of all future dealer manager fees on the date of sale of a share of common stock. We believe there have been no other significant changes during the nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2015 Form 10-K.
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

Properties
Properties owned at September 30, 2016 are as follows:

					Percentage Leased as of September 30, 2016
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	93%
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	93
Townlake of Coppell (1)	Coppell, TX	May 22, 2015	90	351,000	97
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	95
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	94
Dylan Point Loma (2)	San Diego, CA	August 9, 2016	100	204,000	40
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	94
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	100
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	53
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center:
3800 1st Avenue	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center:
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O’Hare Industrial Portfolio:
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Avenue Paine	Valencia, CA	June 29, 2016	100	117,000	100
24823 Anza Drive	Santa Clarita, CA	June 29, 2016	100	31,000	100
25045 Avenue Tibbitts	Santa Clarita, CA	June 29, 2016	100	143,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	86

14600 Sherman Way	Van Nuys, CA	December 21, 2005	100	50,000	99
14624 Sherman Way	Van Nuys, CA	December 21, 2005	100	53,000	97
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	72
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88	306,000	98
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	100
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	93
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	91
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	100
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	100
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	92
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	100
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	98
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	98
Other Segment:
South Beach Parking Garage (2)	Miami, FL	January 28, 2014	100	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100	167,000	N/A
NYC Retail Portfolio (4)	NY/NJ	December 8, 2015	14	2,567,000	98
Pioneer Tower (5)	Portland, OR	June 28, 2016	100	296,000	97

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	The property was acquired newly constructed and is currently undergoing initial leasing.

(3)	The parking garage contains 343 stalls. This property is owned subject to a ground lease.

(4)	We own a condominium interest in the building that contains a 366 stall parking garage.

(5)	We own an approximate 14% interest in a portfolio of 14 urban infill retail properties located in the greater New York City area.

(6)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.
Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of September 30, 2016:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	7	1,674,000	16%	88%	$20.83
Industrial	27	6,003,000	59	97	4.84
Office	7	892,000	9	91	34.63
Retail	10	1,485,000	15	97	19.95
Other	1	130,000	1	N/A	N/A
Total	52	10,184,000	100%	95%	$11.90

(1)	Amount calculated as in-place minimum base rent for all occupied space at September 30, 2016 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of September 30, 2016, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $11.43 for our consolidated properties.

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
Over the past four years we have acquired 59 properties (all of these consistent with our investment strategy), sold 24 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of September 30, 2016, we raised gross proceeds of over $1,244,442 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $1,637,000 of real estate investments, deleverage the company by repaying mortgage loans of approximately $271,000 and repurchase shares of our common stock for approximately $187,000.
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
On May 26, 2016, we acquired Lane Parke Apartments, a 276 unit apartment building located in Mountain Brook, Alabama, for approximately $73,300. The property was 97% leased at acquisition and was funded with cash on hand.
On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750. Pioneer Tower sits atop a retail property owned by an independent third party. The land under the property is owned as a condominium interest with the owner of the retail property. The property was 94% leased to 19 tenants at acquisition and was funded with cash on hand.

On June 29, 2016, we acquired Valencia Industrial Portfolio, a five property, 491,000 square foot industrial portfolio for approximately $64,500. The portfolio is 100% leased to eight tenants. Valencia Industrial Portfolio is located in Valencia, California and was funded with cash on hand and a $25,000 draw on our line of credit.
On July 27, 2016, we acquired Silverstone Marketplace, a newly constructed 78,000 square foot grocery-anchored retail center for approximately $47,000. The property is 100% leased to 20 tenants and is anchored by a Sprouts Farmers Market. The property is located in Scottsdale, Arizona and was funded with cash on hand.
On August 9, 2016, we acquired Dylan Point Loma, a newly constructed 180-unit luxury apartment community located in the coastal town of Point Loma just north of San Diego, California for approximately $90,000. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.83%, in the amount of $40,500, a $10,000 draw on our line of credit and cash on hand.
On September 8, 2016, we acquired Pinole Point Distribution Center, a newly constructed, two building 477,000 square foot industrial portfolio located in Richmond, California for approximately $77,200. The two buildings are 100% leased to Amazon and Williams-Sonoma. The acquisition was funded by a $50,000 draw on our line of credit and cash on hand.
On September 22, 2016, we acquired The Penfield, a 254-unit award-winning apartment complex located in downtown Saint Paul, Minnesota which is 94% leased for approximately $65,500. The acquisition was financed by the assumption of a mortgage loan that bears interest at a fixed-rate of 3.57%, in the amount of $40,943, a $25,000 draw on our line of credit and cash on hand. The mortgage loan matures in March 2054.
On September 30, 2016, we acquired Kierland Village Center, a 118,000 square-foot grocery-anchored retail center for approximately $34,500. The property is located in the affluent Phoenix suburb of Scottsdale, Arizona is 98% leased to 23 tenants featuring a complementary mix of necessity and service-based tenants. The property was funded by a $25,000 draw on our line of credit and cash on hand.
On September 30, 2016, we acquired Timberland Town Center, a newly constructed 92,000 square foot grocery-anchored shopping center located in the affluent Portland suburb of Beaverton, Oregon for approximately $42,600. The property is 100% leased to a complimentary mix of grocery, retail, restaurant, personal and professional service tenants with an average remaining lease term of 14 years. The acquisition was financed by the assumption of a nine-year mortgage loan that bears interest at a fixed-rate of 4.07%, in the amount of $22,634, a $25,000 draw on our line of credit and cash on hand.
Property Disposition
On March 1, 2016, we sold 36 Research Park Drive for approximately $7,900 less closing costs. We recorded a gain on the sale of the property in the amount of $40,000.
On September 6, 2016, we sold Campus Lodge Tampa for approximately $37,750 less closing costs. In connection with the disposition, the mortgage loan associated with the property totaling $31,393 was retired. We recorded a gain on the sale of the property in the amount of $1,664.
Stock Repurchases
For the nine months ended September 30, 2016, we repurchased $43,862 of shares of our common stock through the share repurchase plan.
Subsequent Events
On October 13, 2016, we entered into a $37,000 mortgage note payable on Lane Parke Apartments. The mortgage note is for ten years and bears interest at a fixed rate of 3.18%.
As of November 14, 2016, we had repaid the $100,000 outstanding line of credit balance we had at September 30, 2016 using proceeds from our offering and the $37,000 mortgage note payable on Lane Parke Apartments.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 39% as of September 30, 2016.
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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the nine months ended September 30, 2016 and 2015 are referred to as our comparable properties.
Results of Operations for the Three Months Ended September 30, 2016 and 2015
Revenues
The following chart sets forth revenues by reportable segment for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ Change	% Change
Revenues:
Minimum rents
Apartment	$2,086	$2,152	$(66)	(3.1)%
Industrial	3,188	3,131	57	1.8
Office	6,066	5,655	411	7.3
Retail	3,304	3,653	(349)	(9.6)
Other	69	61	8	13.1
Comparable properties total	$14,713	$14,652	$61	0.4%
Recent acquisitions and sold properties	12,801	4,578	8,223	179.6
Total	$27,514	$19,230	$8,284	43.1%

Tenant recoveries and other rental income
Apartment	$99	$99	$—	—%
Industrial	730	709	21	3.0
Office	978	1,178	(200)	(17.0)
Retail	1,237	977	260	26.6
Other	520	567	(47)	(8.3)
Comparable properties total	$3,564	$3,530	$34	1.0%
Recent acquisitions and sold properties	3,113	515	2,598	504.5
Total	$6,677	$4,045	$2,632	65.1%
Total revenues	$34,191	$23,275	$10,916	46.9%
Minimum rents at comparable properties increased by $61 for the three months ended September 30, 2016 as compared to the same period in 2015. The increase is primarily due to increases of $265 at 111 Sutter Street related to increased rental rates during the three months ended September 30, 2016 as compared to the same period in 2015. Additionally, there was an increase of $168 at Monument IV at Worldgate as a result of Amazon executing a new lease late last year. Partially offsetting these increases was a decrease of $332 at Rancho Temecula Town Center primarily related to the acceleration of a below-market in-place lease liability during the three months ended September 30, 2015 as a result of a tenant bankruptcy.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $34 for the three months ended September 30, 2016 as compared to the same period in 2015. The increase is related to higher recoveries of $156 at The District at Howell Mill due to higher real estate tax expense during the three months ended September 30, 2016 as compared to the same period in 2015. Partially offsetting this increase was a decrease of $51 at our Sherman Way properties related to lower repairs and maintenance and parking garage expenses during the three months ended September 30, 2016 as compared to the same period in 2015, as well as a decrease of $47 in parking revenue at South Beach Parking Garage due to a lower volume of daily pay parkers.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts by reportable segment, for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$159	$228	$(69)	(30.3)%
Industrial	574	580	(6)	(1.0)
Office	718	666	52	7.8
Retail	787	686	101	14.7
Other	79	114	(35)	(30.7)
Comparable properties total	$2,317	$2,274	$43	1.9%
Recent acquisitions and sold properties	2,410	543	1,867	343.8
Total	$4,727	$2,817	$1,910	67.8%

Property operating
Apartment	$809	$804	$5	0.6%
Industrial	217	186	31	16.7
Office	1,737	1,890	(153)	(8.1)
Retail	571	612	(41)	(6.7)
Other	235	191	44	23.0
Comparable properties total	$3,569	$3,683	$(114)	(3.1)%
Recent acquisitions and sold properties	2,812	1,845	967	52.4
Total	$6,381	$5,528	$853	15.4%

Net provision for (recovery of) doubtful accounts
Apartment	$11	$14	$(3)	(21.4)%
Office	24	—	24	100.0
Retail	42	57	(15)	(26.3)
Other	1	—	1	100.0
Comparable properties total	$78	$71	$6	8.5%
Recent acquisitions and sold properties	(21)	37	(58)	(156.8)
Total	$57	$108	$(51)	(47.2)%
Total operating expenses	$11,165	$8,453	$2,712	32.1%

Real estate taxes at comparable properties increased by $43 for the three months ended September 30, 2016 as compared to the same period in 2015. The increase is primarily the result of a tax refund of $156 received at The District at Howell Mill during the three months ended September 30, 2015 that did not occur in the three months ended September 30, 2016. Partially offsetting the increase are refunds received and lower tax reassessments during the three months ended September 30, 2016 at Station Nine Apartments and South Beach Parking Garage. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties decreased $114 for the three months ended September 30, 2016 as compared to the same period in 2015. The decrease is primarily related to a decrease of $106 at 111 Sutter Street due to lower repairs and maintenance as well as a decrease of $56 at our Sherman Way properties related to lower repairs and maintenance and parking garage expenses for the three months ended September 30, 2016 as compared to the same period in 2015. Partially offsetting these decreases was an increase of $44 at South Beach Parking Garage related to higher repairs and maintenance during the three months ended September 30, 2016 as compared to the same period in 2015.
Net provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectable due to the age of the receivable or the status of the tenant. Provision for doubtful accounts at comparable properties increased by $6 for the three months ended September 30, 2016 as compared to the same period in 2015. Our total provision for doubtful accounts continus to be a minimal percentage of total revenues when comparing the three months ended September 30, 2016 to the same period in 2015.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ Change	% Change
Property general and administrative	$208	$148	$60	40.5%
Advisor fees	4,030	3,090	940	30.4
Company level expenses	454	265	189	71.3
Acquisition expenses	1,759	482	1,277	264.9
Provision for impairment of real estate	6,355	—	6,355	100.0
Depreciation and amortization	12,072	9,859	2,213	22.4
Interest expense	5,874	4,768	1,106	23.2
Equity in income from unconsolidated affiliates	(4,686)	(244)	(4,442)	1,820.5
Gain on disposition of property and extinguishment of debt	(1,664)	—	(1,664)	100.0
Total expenses	$24,402	$18,368	$6,034	32.9%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $60 primarily due to new properties acquired during 2015 and 2016.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, wherein our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $940 for the three months ended September 30, 2016 as compared to the same period of 2015 is related to the increase in our net asset value attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $189 for the three months ended September 30, 2016 as compared to the same period in 2015 primarily due to an increase in stockholder servicing costs and other professional service fees.
Acquisition expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $1,277 for the three months ended September 30, 2016 as compared to the same period ended September 30, 2015. The properties acquired during both periods are listed above in the management overview and properties sections.

The provision for impairment of real estate relates to real estate investments whose estimated future undiscounted cash flows have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. Provision for impairment of real estate at September 30, 2016 is due to impairment charges of $6,355 at Railway Street Corporate Centre as we shortened the expected holding period for the investment because we consider it a non-strategic investment. The impairment charges had no impact on our NAV as we had previously written the property down to its fair value for purposes of our NAV calculation.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $2,213 in depreciation and amortization expense for the three months ended September 30, 2016 as compared to the same period in 2015 is primarily related to an increase of $3,686 for our acquisitions that occurred in 2015 and 2016. These increases were partially offset by a decrease of $845 at 111 Sutter Street related to intangible assets that were fully depreciated at the end of 2015 and $449 related to the sale of 36 Research Park Drive and Campus Lodge Tampa during the current year.
Interest expense increased by $1,106 for the three months ended September 30, 2016 as compared to the same period in 2015 as a result of new debt on the 2015 and 2016 acquisitions, new debt on Monument IV at Worldgate as well as our increased use of our line of credit.
Equity in income from unconsolidated affiliates relates to the income from Chicago Parking Garage and Pioneer Tower as well changes in fair value received and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended September 30, 2016 we recorded a $3,638 increase in the fair value of and received a $1,125 operating distribution from our investment in the NYC Retail Portfolio.
Gain on disposition of property and extinguishment of debt of $1,664 is related to the disposition of Campus Lodge Tampa during the three months ended September 30, 2016.
Results of Operations for the Nine Months Ended September 30, 2016 and 2015
Revenues
The following chart sets forth revenues by reportable segment, for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ Change	% Change
Revenues:
Minimum rents
Apartment	$6,401	$6,413	$(12)	(0.2)%
Industrial	9,789	9,412	377	4.0
Office	18,215	17,231	984	5.7
Retail	9,946	10,409	(463)	(4.4)
Other	208	202	6	3.0
Comparable properties total	$44,559	$43,667	$892	2.0%
Recent acquisitions and sold properties	31,293	10,697	20,596	192.5
Total	$75,852	$54,364	$21,488	39.5%

Tenant recoveries and other rental income
Apartment	$342	$369	$(27)	(7.3)%
Industrial	2,303	2,230	73	3.3
Office	3,142	3,270	(128)	(3.9)
Retail	3,603	3,142	461	14.7
Other	1,771	1,980	(209)	(10.6)
Comparable properties total	$11,161	$10,991	$170	1.5%
Recent acquisitions and sold properties	7,457	1,119	6,338	566.4
Total	$18,618	$12,110	$6,508	53.7%
Total revenues	$94,470	$66,474	$27,996	42.1%

Minimum rents at comparable properties increased by $892 for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase is primarily due to increases of $931 at 111 Sutter Street related to increased rental rates during the nine months ended September 30, 2016 as compared to the same period in 2015. Additionally, there was an increase of $384 at Monument IV at Worldgate as a result of Amazon executing a new lease late last year. Partially offsetting these increases was a decrease of $422 at Rancho Temecula Town Center primarily related to the acceleration of a below-market in-place lease liability during the nine months ended September 30, 2015 as as a result of a tenant bankruptcy.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $170 for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase is primarily related to higher recoveries of $239 at Rancho Temecula Town Center and $118 at The District at Howell Mill related to higher real estate taxes and higher operating expenses. Partially offsetting these increases was a decrease of $209 in parking revenue at South Beach Parking Garage due to a lower volume of daily pay parkers during the nine months ended September 30, 2016 as compared to the same period in 2015.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$619	$684	$(65)	(9.5)%
Industrial	1,790	1,806	(16)	(0.9)
Office	2,090	2,156	(66)	(3.1)
Retail	2,241	2,097	144	6.9
Other	327	390	(63)	(16.2)
Comparable properties total	$7,067	$7,133	$(66)	(0.9)%
Recent acquisitions and sold properties	5,455	1,282	4,173	325.5
Total	$12,522	$8,415	$4,107	48.8%

Property operating
Apartment	$2,133	$2,009	$124	6.2%
Industrial	575	561	14	2.5
Office	5,081	5,152	(71)	(1.4)
Retail	1,731	1,678	53	3.2
Other	685	685	—	—
Comparable properties total	$10,205	$10,085	$120	1.2%
Recent acquisitions and sold properties	7,012	4,271	2,741	64.2
Total	$17,217	$14,356	$2,861	19.9%

Net provision for doubtful accounts
Apartment	$20	$24	$(4)	(16.7)%
Office	24	1	23	2,300.0
Retail	133	177	(44)	(24.9)
Other	1	1	—	—
Comparable properties total	$178	$203	$(25)	(12.3)%
Recent acquisitions and sold properties	13	138	(125)	(90.6)
Total	$191	$341	$(150)	(44.0)%
Total operating expenses	$29,930	$23,112	$6,818	29.5%

Real estate taxes at comparable properties decreased by $66 for the nine months ended September 30, 2016 as compared to the same period in 2015. The decrease is primarily related to a decrease of $70 at Station Nine Apartments and $66 at our Sherman Way properties related to lower tax reassessments during the nine months ended September 30, 2016. Additionally, there was a decrease of $63 at South Beach Parking Garage related to a refund for 2015 taxes received during the nine months ended September 30, 2016. Partially offsetting the decreases are higher tax reassessments during the nine months ended September 30, 2016 at some of our Retail properties. Our properties are reassessed periodically by the taxing authorities which may result in increases or decreases in real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $120 for the nine months ended September 30, 2016 as compared to the same period of 2015. The increase is primarily related to an increase of $118 at Station Nine Apartments due to higher repairs and maintenance expense for the nine months ended September 30, 2016 as compared to the same period in 2015.
Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased by $25 for the nine months ended September 30, 2016 as compared to the same period of 2015, primarily related to lower bad debts of $39 at The District at Howell Mill and of $36 at Rancho Temecula Town Center related to tenant charges reserved during the nine months ended September 30, 2015.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ Change	% Change
Property general and administrative	$814	$516	$298	57.8%
Advisor fees	10,487	6,545	3,942	60.2
Company level expenses	1,657	1,610	47	2.9
Acquisition expenses	2,846	1,120	1,726	154.1
Provision for impairment of real estate	6,355	—	6,355	100.0
Depreciation and amortization	31,052	24,007	7,045	29.3
Interest expense	18,529	13,154	5,375	40.9
Equity in income of unconsolidated affiliate	(5,583)	(651)	(4,932)	757.6
Gain on disposition of property and extinguishment of debt	(1,704)	(29,009)	27,305	(94.1)
Total expenses	$64,453	$17,292	$47,161	273%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $298 primarily due to properties acquired during 2015 and 2016.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $3,942 for the nine months ended September 30, 2016 as compared to the same period of 2015 is related to the increase in our net asset value attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $47 for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to an increase in stockholder servicing costs and other professional service fees.
Acquisition expenses relate to expenses incurred during the acquisition of a property. Acquisition expenses increased $1,726 for the nine months ended September 30, 2016 as compared to the same period ended September 30, 2015. The properties acquired during both periods are listed above in the management overview and properties sections.

The provision for impairment of real estate relates to real estate investments whose estimated future undiscounted cash flows have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. Provision for impairment of real estate at September 30, 2016 is due to impairment charges of $6,355 at Railway Street Corporate Centre as we shortened the expected holding period for the investment because we consider it a non-strategic investment. The impairment charges had no impact on our NAV as we had previously written the property down to its fair value for purposes of our NAV calculation.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $7,045 in depreciation and amortization expense for the nine months ended September 30, 2016 as compared to the same period in 2015 is primarily related to an increase of $10,258 related to our acquisitions that occurred in 2015 and 2016. These increases was partially offset by decreases of $2,573 at 111 Sutter Street related to intangible assets that were fully depreciated at the end of 2015 and $591 related to the sale of 36 Research Park Drive and Campus Lodge Tampa during the current year.
Interest expense increased by $5,375 for the nine months ended September 30, 2016 as compared to the same period in 2015 as a result of new debt on our 2015 and 2016 acquisitions, and new debt on Monument IV at Worldgate as well as our increased use of our line of credit to acquire properties in 2016.
Equity in income from unconsolidated affiliates relates to the income from Chicago Parking Garage and Pioneer Tower as well as changes in fair value received and operating distributions received from our investment in the NYC Retail Portfolio. During the nine months ended September 30, 2016, we recorded a $4,014 increase in the fair value of and received a $1,125 operating distribution from our investment in the NYC Retail Portfolio.
Gain on disposition of property and extinguishment of debt of $1,704 is related to the disposition of 36 Research Park Drive and Campus Lodge Tampa during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the gain on disposition of property and extinguishment of debt of $29,009 is related to the disposition of four student-oriented apartment properties as well as the payoff of a mortgage note payable.
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

The following table presents a reconciliation of GAAP net income to NAREIT FFO for the periods presented:

Reconciliation of GAAP net (loss) income to NAREIT FFO	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$(1,772)	$(3,289)	$(457)	$19,871
Real estate depreciation and amortization (1)	13,558	9,585	32,306	23,509
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(4,936)	—	(5,576)	(23,754)
Impairment of real estate held for sale	6,355	—	6,355	—
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$13,205	$6,296	$32,628	$19,626
Weighted average shares outstanding, basic and diluted	113,935,929	63,528,103	99,933,097	55,849,531
NAREIT FFO per share, basic and diluted	$0.12	$0.10	$0.33	$0.35

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$13,205	$6,296	$32,628	$19,626
Straight-line rental income (1)	(1,472)	(104)	(4,160)	(663)
Amortization of above- and below-market leases (1)	(718)	(590)	(1,800)	(1,216)
Amortization of net discount on assumed debt (1)	(44)	(81)	(204)	(240)
Loss on derivative instruments and extinguishment or modification of debt (1)	(519)	99	1,123	1,286
Adjustment for investment accounted for under the fair value option (2)	(300)	895	2,013	895
Acquisition expenses (1)	1,759	482	2,846	1,120
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$11,911	$6,997	$32,446	$20,808
Weighted average shares outstanding, basic and diluted	113,935,929	63,528,103	99,933,097	55,849,531
AFFO per share, basic and diluted	$0.10	$0.11	$0.32	$0.37

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.

NAV as of September 30, 2016
The following table provides a breakdown of the major components of our NAV as of September 30, 2016:

	September 30, 2016
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$1,091,140	$602,994	$184,867	$106,568	$138,958
Debt	(414,838)	(229,251)	(70,284)	(40,516)	(52,830)
Other assets and liabilities, net	18,667	10,316	3,162	1,823	2,377
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$694,969	$384,059	$117,745	$67,875	$88,505
Number of outstanding shares	61,960,821	34,152,734	10,466,992	6,031,998	7,876,212
NAV per share	$11.22	$11.25	$11.25	$11.25	$11.24

(1)	The value of our real estate investments was greater than the historical cost by 4.2% as of September 30, 2016.
The following table provides a breakdown of the major components of our NAV as of December 31, 2015:

	December 31, 2015
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$649,538	$489,821	$107,397	$58,934	$136,610
Debt	(246,853)	(186,153)	(40,816)	(22,398)	(51,918)
Other assets and liabilities, net	11,576	8,778	1,915	1,051	2,435
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$414,261	$312,446	$68,496	$37,587	$87,127
Number of outstanding shares	37,092,768	27,909,411	6,116,812	3,356,619	7,787,832
NAV per share	$11.17	$11.20	$11.20	$11.20	$11.19

(1)	The value of our real estate investments was greater than the historical cost by 3.3% as of December 31, 2015.
The increase in NAV per share from December 31, 2015 to September 30, 2016, was related to a net increase of 0.7% in the value of our portfolio. Property operations for the nine months ended September 30, 2016 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of September 30, 2016:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	6.02%	6.01%	6.26%	5.74%	6.75%	6.01%
Discount rate/internal rate of return (IRR)	7.46	6.88	7.00	6.61	8.28	6.95
Annual market rent growth rate	3.06	3.09	2.87	3.30	3.46	3.11
Holding period (years)	10.00	10.00	10.00	10.00	23.04	10.24

(1)	Other includes two standalone parking garages. South Beach Parking Garage is subject to a ground lease and the appraisal incorporates discounted cash flows over its remaining lease term.

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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return ("IRR") used as of September 30, 2016 of 0.25% would yield a decrease in our total real estate investment value of 1.26% and our NAV per share class would have been $10.99, $11.02, $11.03, $11.02 and $11.01 for Class A, Class M, Class A-I, Class M-I and Class D, respectively. An increase in the weighted-average discount rate/IRR used as of December 31, 2015 of 0.25% would yield a decrease in our total real estate investment value of 1.2% and our NAV per each share class would have been $10.96, $10.98, $10.99, $10.98 and $10.97 for Class A, Class M, Class A-I, Class M-I and Class D, respectively.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ Change
Net cash provided by operating activities	$33,251	$22,479	$10,772
Net cash used in investing activities	(657,305)	(189,212)	(468,093)
Net cash provided by financing activities	640,059	238,176	401,883
Cash provided by operating activities increased $10,772 for the nine months ended September 30, 2016 as compared to the same period in 2015. Cash from operating activities increased $7,008 primarily related to acquisitions of properties that occurred in 2015 and 2016. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, advisor fee payable and accounts payable and other accrued expenses. These changes in our working capital caused an increase to cash provided by operating activities of $3,764 between the nine months ended September 30, 2016 and the same period in 2015, which was primarily related to an increase in accounts payable and accrued expenses.
Cash used in investing activities increased by $468,093 for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase was primarily related to cash used to purchase new properties of $265,595 and cash used for investments in unconsolidated real estate affiliates of $120,425. During the nine months ended September 30, 2015, we received cash in the amount of $121,694 from the sale of four student-oriented apartment properties as compared to $45,462 during the nine months ended September 30, 2016 related to the sales of 36 Research Park Drive and Campus Lodge Tampa.

Cash provided by financing activities increased by $401,883 for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase primarily related to an increase in net proceeds from mortgage note payables and draws on our line of credit of $251,932 received during the nine months ended September 30, 2016 as compared to net proceeds of $13,366 during the same period in 2015. Additionally, there is an increase of $157,930 in net proceeds received from the sale of common stock during 2016 as compared to the same period in 2015. Also increasing cash provided by financing activities for the nine months ended September 30, 2016 was a decrease in distributions to noncontrolling interests of $8,689 related to the sale of four student-oriented apartment properties in 2015.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at September 30, 2016 and December 31, 2015:

	Consolidated Debt
	September 30, 2016		December 31, 2015
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$614,259	3.99%	$435,257	4.39%
Variable	129,680	2.32	59,680	2.40
Total	$743,939	3.70%	$494,937	4.15%
Contractual Cash Obligations and Commitments
From time to time, we have entered into contingent agreements for the acquisition and financing of properties. Such acquisitions and financings are subject to satisfactory completion of due diligence or meeting certain leasing or occupancy thresholds.
We were subject to fixed ground lease payments on South Beach Parking Garage of $94 per year until September 30, 2016. The fixed amount increased on September 30, 2016 to $100,000 and will increase every five years thereafter by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
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
Off Balance Sheet Arrangements
At September 30, 2016 and December 31, 2015, we had approximately $150 in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off balance sheet arrangements.

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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers, that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied.  The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We are in the process of evaluating the impact of this new guidance and have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In August 2016, the FASB issued Accounting Standard Update 2016-15 Statement of Cash Flows (Topic 230). The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the standard requires the classification of eight specific issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. The standard will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted. Entities are required to use a retrospective transition approach for all of the issues identified to each period presented. We have not yet evaluated and cannot determine the impact this standard will have on our consolidated financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of September 30, 2016, we had consolidated debt of $743,939, which included $129,680 of variable-rate debt. Including the $5,356 net debt premium on assumed debt and debt issuance costs, we have consolidated debt of $738,583 at September 30, 2016. We also entered into interest rate cap and swap agreements on $89,080 of debt which cap the LIBOR rate at between 1.0% and 3.3% over the next year. A 0.25% movement in the interest rate on the $129,680 of variable-rate debt would have resulted in a $324 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2016, the fair value of our mortgage notes payable was estimated to be $12,867 higher than the carrying value of $743,939. If treasury rates were 0.25% higher at September 30, 2016, the fair value of our mortgage notes payable would have been $2,868 lower than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the nine months ended September 30, 2016 and 2015, we recognized a foreign currency translation gain of $458 and loss of $1,206, respectively. At September 30, 2016, a 10% unfavorable exchange rate movement would have caused our $458 foreign currency translation gain to be decreased by $595, resulting in a foreign currency translation loss of $137.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2016, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2016, we repurchased 716,365 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1-July 31, 2016	172,344	$11.23	172,344	—
August 1-August 31, 2016	231,728	11.27	231,728	—
September 1-September 30, 2016	312,293	11.31	312,293	—
(1)     Redemptions are limited as described above.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. On July 28, 2016, we received $766 related to the issuance of 68,069 of our Class D common stock at $11.26 per share pursuant to our distribution reinvestment plan. No selling commissions are paid on the sale of shares pursuant to our distribution reinvestment plan. On August 2, 2016, we sold 1,420,959 shares of our Class D common stock and raised $16,000 in proceeds under our Follow-on Private Offering which were used to increase our cash and cash equivalents.
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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 14, 2016	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 14, 2016	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document