Form 10-K
period 2016-12-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2017-03-09
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the 52,737,909 shares of Class A common stock, 31,618,872 shares of Class M common stock, 9,564,364 shares of Class A-I common stock, 5,489,056 shares of Class M-I common stock and 6,387,184 shares of Class D common stock held by non-affiliates of the Registrant was $589,926, $354,532, $107,279, $61,584, and $71,567 for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively, based upon the last net asset value of $11.19, $11.21, $11.22, $11.22 and $11.20 per share for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively.
As of March 9, 2017, there were 70,146,256 shares of Class A Common Stock, 36,884,036 shares of Class M Common Stock, 13,122,869 shares of Class A-I Common Stock, 7,568,608 shares of Class M-I Common Stock and 7,963,493 shares of Class D Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

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

JLL Income Property Trust is an externally managed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2016, we owned interests in a total of 70 properties, 69 of which are located in 18 U.S. states and one of which is located in Canada.

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

On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of December 31, 2016, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I shares in our First Extended Public Offering of $988,267.

On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2016, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Follow-on Private Offering of approximately $68,591.

From October 1, 2012 through December 31, 2016, we raised aggregate gross proceeds of approximately $1,419,959 from the sale of our five classes of common stock through our public and private offerings described above. The outstanding stock was held by 12,351 stockholders as of December 31, 2016.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between the Company and LaSalle (the "Advisory Agreement"). On May 10, 2016 we renewed our Advisory Agreement with our Advisor for a one-year term expiring on June 5, 2017. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. Affiliates of JLL have invested an aggregate of $50,200 through purchases of shares of our common stock.

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

We intend to use financial leverage to provide additional funds to support our investment activities. We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities (excluding future Dealer Manager Fees) divided by our share of the fair value of total assets) of between approximately 30% and 50%. Our Company leverage ratio was 35% at December 31, 2016 and 39% at December 31, 2015. We intend to continue to use portions of the proceeds from our offerings to retire certain borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets, other than intangibles, valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are currently in compliance with the charter limitations on our indebtedness.

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
GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2016:

	Real Estate Portfolio
	Number of Properties	Net Rentable Square Feet	Estimated Percent of Fair Value
South	13	3,801,000	22%
West	23	2,949,500	40
East	19	3,647,700	20
Midwest	14	2,645,300	17
International	1	135,100	1
Total	70	13,178,600	100%
The following charts sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2016, 2015 and 2014:

FOREIGN OPERATIONS
We currently own one property outside the United States, a multi-tenant office building located in Calgary, Canada. We are subject to currency risk and general Canadian economy risks associated with this investment. This property accounted for approximately 8%, 11% and 15% of our consolidated office revenues for the years ended December 31, 2016, 2015 and 2014, respectively, and approximately 2% of our consolidated revenues for the year ended December 31, 2016 and 4% of our consolidated revenues for the years ended 2015 and 2014.
DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during the years ending December 31, 2016, 2015 and 2014 were as follows:

	For the year ended December 31,
	2016	2015	2014
Office
Amazon (1)	27%	20%	12%
Industrial
Mitsubishi Electric	10%	16%	21%
Musician's Friend	10%	15%	21%
Acuity Specialty Products (2)	5%	8%	10%

(1)	Amazon also accounted for 2% of the consolidated revenues in the industrial segment in 2016.

(2)	This lease expires on August 31, 2017.
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

Other Properties

The other property sector is currently comprised of parking facilities. The parking industry is large and fragmented and includes facilities that provide short-term parking spaces for vehicles on an hourly, daily, weekly or monthly basis. Parking structures can range from surface lots to larger multi-level buildings. Location and the local trade area are critically important to the performance of parking facilities. In addition to location, parking rates offered at a facility have a significant influence on a driver’s decision to use a particular facility.  We will seek to invest principally in parking facilities in densely populated urban areas with high barriers to entry for new competition and multiple demand drivers.

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
Our share repurchase plan limits the funds we may use to purchase shares each calendar quarter to 5% of the combined NAV of all classes of shares as of the last day of the previous calendar quarter, which means that in any 12-month period, we limit repurchases to approximately 20% of our total NAV. The vast majority of our assets consist of properties that cannot generally be liquidated quickly. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Our board of directors may modify or suspend for any period of time or indefinitely our share repurchase plan should repurchase requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or pose a risk of having a material adverse impact on stockholders whose shares are not repurchased. Because our board of directors is not required to authorize the recommencement of the share repurchase plan within any specified period of time, our board of directors may effectively terminate the plan by suspending it indefinitely. As a result, our stockholders’ ability to have their shares repurchased by us may be limited and at times no liquidity may be available for our stockholders’ investment in us.

We have a history of operating losses and cannot assure you that we will achieve profitability.
Since our inception in 2004, we have experienced net losses (calculated in accordance with U.S. generally accepted accounting principles ("GAAP")) each fiscal year, except for the years ended December 31 of 2005, 2012, 2014, 2015 and 2016. As of December 31, 2016, we had an accumulated deficit of $118,765. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability.

The availability, timing and amount of cash distributions to you is uncertain.
Our board of directors declared quarterly distributions for our stockholders beginning in the first quarterly period following the initial closing of our first offering on December 23, 2004 through March 31, 2009. We did not pay distributions for the nine quarterly periods from March 2009 to September 30, 2011, we however have declared quarterly distributions for our stockholders every quarter since. Most recently, on March 7, 2017, our board of directors declared a quarterly distribution of $0.125 per share for the first quarter of 2017. We bear all expenses incurred in our operations, which are deducted from cash funds generated from operations prior to computing the amount of cash for distribution to stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital or other purposes, which was the policy of our board of directors between March 2009 through September 2011 when we suspended our distributions as a part of our cash conservation strategy adopted in response to the uncertain economic climate and extraordinary conditions in the commercial real estate industry.

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
As of December 31, 2016, our diversification of current fair value of our consolidated properties by property type consisted of 27% in the apartment property sector, 27% in the industrial property sector, 26% in the retail sector, 19% in the office property sector and 1% in the other property sector. As of December 31, 2016, we also owned an interest in unconsolidated properties in the office, retail and other property sectors. Because our portfolio consists primarily of apartment, industrial, office, retail and other properties, we are subject to risks inherent in investments in these property types. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.
Additionally, as of December 31, 2016, approximately 40% and 22% of the current fair value of our consolidated properties was geographically concentrated in the western and southern United States, respectively. Moreover, our properties located in California and Texas accounted for approximately 21% and 16% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office, retail, industrial or apartment properties, industry slowdowns, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office, retail, industrial or apartment space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.
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
Leases (excluding our apartment properties) representing approximately 7% and 8% of the annualized minimum base rent from our consolidated properties, as of December 31, 2016, were scheduled to expire in 2017 and 2018, respectively. Because we compete with a number of other developers, owners and managers of office, retail, industrial and apartment properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, the economic turmoil of the last several years has led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who have purchased properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.
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
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2016, we had interests in five joint ventures that collectively own eighteen properties across the United States accounting for 13% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.
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
We own one property located outside the United States as of December 31, 2016 and expect to purchase additional investments located outside the United States, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:

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
As of December 31, 2016, we had total outstanding indebtedness of $695,613. Our Company leverage ratio, calculated as our share of total liabilities (excluding future Dealer Manager Fees) divided by our share of the fair value of total assets, was 35% as of December 31, 2016 and 39% as of December 31, 2015. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to acquire the property secured by the mortgage loan, acquire additional properties or pay down other debt. We may also use our line of credit as a flexible borrowing source to cover short-term capital needs, for new property acquisitions and for working capital.
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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2016, we had $695,613 in aggregate outstanding mortgage notes payable, which had maturity dates through March 1, 2054.

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

The mortgage loan on one of our properties provides that the issuance, transfer and redemption of our shares are permitted only so long as we are advised by LaSalle, its affiliate, or a suitable successor or replacement, which could limit our ability to terminate our advisor or make such termination costly.

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

The foregoing provisions could have the effect of limiting our ability to terminate our Advisor or, in the event that we incur a fee in connection with the prepayment of the loan on 111 Sutter Street, make such a termination more costly. In addition, in the event that we were to default under the loan agreement or the deed of trust we may not be able to continue to raise capital through our public offering or repurchase shares pursuant to our share repurchase plan, which could have a material adverse effect on our business, results of operations or financial condition.
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
Some of the tax benefits identified by the new political administration as possibly being eliminated or reduced include various tax benefits that have been important to the real estate industry, including REITs, such as eliminating the like-kind exchange rules or the deduction of net interest expense.  Loss of a deduction for net interest expense would substantially increase our REIT taxable income and, absent amendments to the REIT rules, our distribution obligations.  In addition, it is possible that substantially reduced corporate tax rates or interest in integrating taxation of stockholders and corporations could reduce or eliminate the relative attractiveness of REITs as a vehicle for owning real estate.
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
DESCRIPTION OF REAL ESTATE
Our investments in real estate assets as of December 31, 2016 consisted of interests in wholly-owned properties and five joint ventures. The following table sets forth information with respect to our real estate assets by segment as of December 31, 2016. We own a fee simple interest in all properties unless otherwise noted.

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Apartment Segment:
Station Nine Apartments	Durham, NC	100%	2005	April 16, 2007	312,000	93%
The Edge at Lafayette (1)	Lafayette, LA	78%	2007	January 15, 2008	207,000	94%
Townlake of Coppell (1)	Coppell, TX	90%	1986	May 22, 2015	351,000	93%
AQ Rittenhouse	Philadelphia, PA	100%	2015	July 30, 2015	92,000	90%
Lane Parke Apartments	Mountain Brook, AL	100%	2014	May 26, 2016	263,000	96%
Dylan Point Loma (2)	San Diego, CA	100%	2016	August 9, 2016	204,000	57%
The Penfield	St. Paul, MN	100%	2013	September 22, 2016	245,000	95%
180 North Jefferson	Chicago, IL	100%	2004	December 1, 2016	217,000	95%
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	100%	2002	June 30, 2005	409,000	100%
Norfleet Distribution Center	Kansas City, MO	100%	2007	February 27, 2007	702,000	100%
Joliet Distribution Center	Joliet, IL	100%	2005	June 26, 2013	442,000	53%
Suwanee Distribution Center	Suwanee, GA	100%	2013	June 28, 2013	559,000	100%
South Seattle Distribution Center
3800 1st Avenue South	Seattle, WA	100%	1968	December 18, 2013	162,000	100%
3844 1st Avenue South	Seattle, WA	100%	1949	December 18, 2013	101,000	100%
3601 2nd Avenue South	Seattle, WA	100%	1980	December 18, 2013	60,000	100%
Grand Prairie Distribution Center	Grand Prairie, TX	100%	2013	January 22, 2014	277,000	100%
Charlotte Distribution Center	Charlotte, NC	100%	1991	June 27, 2014	347,000	100%
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	100%	1996	April 15, 2015	441,000	100%
4055 Corporate Drive	Grapevine, TX	100%	1996	April 15, 2015	202,000	100%
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	100%	1985	September 30, 2015	31,000	100%
1225 Michael Drive	Wood Dale, IL	100%	1985	September 30, 2015	109,000	100%
1300 Michael Drive	Wood Dale, IL	100%	1985	September 30, 2015	71,000	100%
1301 Mittel Drive	Wood Dale, IL	100%	1985	September 30, 2015	53,000	100%
1350 Michael Drive	Wood Dale, IL	100%	1985	September 30, 2015	56,000	100%
2501 Allan Drive	Elk Grove, IL	100%	1985	September 30, 2015	198,000	100%
2601 Allan Drive	Elk Grove, IL	100%	1985	September 30, 2015	124,000	100%
Tampa Distribution Center	Tampa, FL	100%	2009	April 11, 2016	386,000	100%
Aurora Distribution Center	Aurora, IL	100%	2016	May 19, 2016	305,000	100%
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	100%	1997	June 29, 2016	87,000	100%
28145 West Harrison Parkway	Valencia, CA	100%	1997	June 29, 2016	114,000	100%
28904 Avenue Paine	Valencia, CA	100%	1999	June 29, 2016	117,000	100%
24823 Anza Drive	Santa Clarita, CA	100%	1988	June 29, 2016	31,000	100%
25045 Avenue Tibbitts	Santa Clarita, CA	100%	1988	June 29, 2016	142,000	100%
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	100%	2016	September 8, 2016	225,000	100%
6015 Giant Road	Richmond, CA	100%	2016	September 8, 2016	252,000	100%
6025 Giant Road	Richmond, CA	100%	2016	December 29, 2016	41,000	100%
Office Segment:
Monument IV at Worldgate	Herndon, VA	100%	2001	August 27, 2004	228,000	100%

111 Sutter Street	San Francisco, CA	100%	1926/2001(3)	March 29, 2005	286,000	77%
14600 Sherman Way	Van Nuys, CA	100%	1991	December 21, 2005	50,000	99%
14624 Sherman Way	Van Nuys, CA	100%	1981	December 21, 2005	53,000	97%
Railway Street Corporate Centre	Calgary, Canada	100%	2007	August 30, 2007	135,000	72%
140 Park Avenue	Florham Park, NJ	100%	2015	December 21, 2015	100,000	100%
San Juan Medical Center	San Juan Capistrano, CA	100%	2015	April 1, 2016	40,000	100%
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	88%	2006	June 15, 2007	306,000	99%
Grand Lakes Marketplace (1)	Katy, TX	90%	2012	September 17, 2013	131,000	100%
Oak Grove Plaza	Sachse, TX	100%	2003	January 17, 2014	120,000	92%
Rancho Temecula Town Center	Temecula, CA	100%	2007	June 16, 2014	165,000	90%
Skokie Commons	Skokie, IL	100%	2015	May 15, 2015	97,000	100%
Whitestone Market	Austin, TX	100%	2003	September 30, 2015	145,000	98%
Maui Mall	Kahului, HI	100%	1971	December 22, 2015	235,000	92%
Silverstone Marketplace	Scottsdale, AZ	100%	2015	July 27, 2016	78,000	97%
Kierland Village Center	Scottsdale, AZ	100%	2001	September 30, 2016	118,000	98%
Timberland Town Center	Beaverton, OR	100%	2015	September 30, 2016	92,000	97%
Other Segment:
South Beach Parking Garage (4)	Miami Beach, FL	100%	2001	January 28, 2014	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (5)	Chicago, IL	100%	2003	December 23, 2014	167,000	N/A
NYC Retail Portfolio (6)	NY/NJ	14%	1996 - 2004	December 8, 2015	2,567,000	97%
Pioneer Tower (7)	Portland, OR	100%	1990	June 28, 2016	296,000	98%

(1)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(2)	The property was acquired newly constructed and is currently undergoing initial leasing.

(3)	Built in 1926 and renovated in 2001.

(4)	The parking garage contains 343 stalls. This property is owned leasehold.

(5)	We own a condominium interest in the building that contains a 366 stall parking garage.

(6)	We own an approximate 14% interest in a portfolio of 14 urban infill retail properties located in the greater New York City area.

(7)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.
ACQUISITIONS
2016 Acquisitions
On April 1, 2016, we acquired San Juan Medical Center, a newly constructed 40,000 square foot medical office building located in San Juan Capistrano, California, for approximately $26,390. The acquisition was funded with cash on hand.
On April 11, 2016, we acquired Tampa Distribution Center, a 386,000 square foot industrial building located in Tampa, Florida, for approximately $28,300. The acquisition was funded with cash on hand.
On May 19, 2016, we acquired Aurora Distribution Center, a newly constructed 305,000 square foot industrial building located in Aurora, Illinois, for approximately $27,700. The acquisition was financed with a seven-year mortgage loan that bears interest at a fixed rate of 3.39% in the amount of $13,850 and cash on hand.
On May 26, 2016, we acquired Lane Parke Apartments, a 276 unit apartment building located in Mountain Brook, Alabama, for approximately $73,300. The acquisition was funded with cash on hand. On October 6, 2016, we entered into a ten-year mortgage loan that bears interest at a fixed-rate of 3.18%, in the amount of approximately $37,000.
On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750. Pioneer Tower is a component of a mixed-use property that includes Portland's largest urban regional mall owned by an independent third party. The land component of this mixed-use property is owned as a condominium interest with the owner of the regional mall. The acquisition was funded with cash on hand. In accordance with authoritative guidance, Pioneer Tower is accounted for as an investment in an unconsolidated real estate affiliate.
On June 29, 2016, we acquired Valencia Industrial Portfolio, a five property, 491,000 square foot industrial portfolio for approximately $64,500. Valencia Industrial Portfolio is located in Valencia, California and was funded with cash on hand and a draw on our line of credit.

On July 27, 2016, we acquired Silverstone Marketplace, a newly constructed 78,000 square foot grocery-anchored retail center located in Scottsdale, Arizona for approximately $47,000. The acquisition was funded with cash on hand.
On August 9, 2016, we acquired Dylan Point Loma, a newly constructed 180-unit luxury apartment community located in the coastal town of Point Loma just north of San Diego, California for approximately $90,000. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.83%, in the amount of $40,500, a draw on our line of credit and cash on hand.
On September 8, 2016, we acquired Pinole Point Distribution Center, a newly constructed, two building 477,000 square foot industrial portfolio located in Richmond, California for approximately $76,200. The acquisition was funded by a draw on our line of credit and cash on hand. On December 29, 2016, we acquired a 41,000 square foot industrial property at Pinole Point Distribution Center for approximately $8,000 using cash on hand.
On September 22, 2016, we acquired The Penfield, a 254-unit apartment complex located in downtown Saint Paul, Minnesota for approximately $65,500. The acquisition was financed by the assumption of a mortgage loan that bears interest at a fixed-rate of 3.57% in the amount of $39,305, a draw on our line of credit and cash on hand. The mortgage loan matures in March 2054.
On September 30, 2016, we acquired Kierland Village Center, a 118,000 square foot grocery-anchored retail center located in Scottsdale, Arizona, for approximately $34,500. The acquisition was funded by a draw on our line of credit and cash on hand.
On September 30, 2016, we acquired Timberland Town Center, a newly constructed 92,000 square foot grocery-anchored shopping center located in Beaverton, Oregon for approximately $42,600. The acquisition was financed by the assumption of a nine-year mortgage loan that bears interest at a fixed-rate of 4.07% in the amount of $22,634, a draw on our line of credit and cash on hand.
On December 1, 2016, we acquired 180 North Jefferson, a 28-story, 274-unit apartment tower in Chicago, Illinois. The purchase price was approximately $96,500. The acquisition was financed with a one-year mortgage loan that bears a floating interest rate equal to LIBOR plus 1.40% in the amount of $48,250, a draw on our line of credit and cash on hand.
2015 Acquisitions
On April 15, 2015, we acquired DFW Distribution Center, a two building, 643,000 square foot industrial property located in Grapevine, Texas, for approximately $44,200. The acquisition was financed with a ten-year mortgage loan in the amount of $17,720 that bears interest at a fixed-rate of 3.23%, and cash on hand.

On May 15, 2015, we acquired Skokie Commons, a newly constructed 93,000 square foot grocery-anchored retail center located in Skokie, Illinois, for approximately $43,800. The acquisition was financed with a ten-year mortgage loan in the amount of $24,400 that bears interest at a fixed-rate of 3.31%, and cash on hand. On December 18, 2015, we acquired an adjacent parcel of land under a ground lease to Bank of America. The land was acquired for $4,700 and was funded with cash on hand.

On May 22, 2015, we acquired a 90% interest in Townlake of Coppell, a 398 unit apartment property located in Coppell, Texas, for approximately $43,200. The acquisition was financed with a five-year mortgage loan in the amount of $28,800 that bears interest at a fixed-rate of 3.25%, and cash on hand.

On July 30, 2015, we acquired AQ Rittenhouse, a newly constructed apartment property located near Rittenhouse Square in Philadelphia, Pennsylvania, for approximately $51,000. The 110 unit, 12 story apartment building is complemented by 13,000 square feet of ground floor commercial space. The acquisition was financed with a ten-year mortgage loan in the amount of $26,370 that bears interest at a fixed-rate of 3.65%, and cash on hand.

On September 30, 2015, we acquired Whitestone Market, a 145,000 square foot, 100% leased, grocery anchored retail center for approximately $51,500 located in Austin, Texas. The acquisition was funded with cash on hand. On November 23, 2015, we entered into a ten-year mortgage loan in the amount of approximately $25,800 that bears interest at a fixed-rate of 3.58%.

On September 30, 2015, we acquired O'Hare Industrial Portfolio, a seven property, 642,000 square foot, 92% occupied industrial portfolio for approximately $71,000. O'Hare Industrial Portfolio is located near O'Hare Airport just outside Chicago, Illinois and was funded with cash on hand.

On December 8, 2015, we acquired an approximate 28% interest in a newly formed fund, Madison NYC Core Retail Partners, L.P. (the "Retail Fund"), which acquired an approximate 49% interest in entities that owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. The NYC Retail Portfolio contained approximately 2,700,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey. In accordance with authoritative guidance the NYC Retail Portfolio is accounted for as an investment in an unconsolidated real estate affiliate. The acquisition was funded with cash on hand. LaSalle advises two other institutional clients who also entered into agreements to acquire interests in the Retail Fund as limited partners. As a result, LaSalle advises clients representing an approximate 90% ownership in the Retail Fund. As of December 31, 2016, the NYC Retail Portfolio owned 14 retail properties totaling approximately 2,567,000 square feet.

On December 21, 2015, we acquired 140 Park Avenue, a newly constructed 100,000 square foot medical office building located in Florham Park, New Jersey, for approximately $45,600. The acquisition was funded using cash on hand. On March 17, 2016, we entered into a $22,800 mortgage note payable on 140 Park Avenue. The mortgage note is for five years and bears a floating interest rate equal to LIBOR plus 1.75%. We entered into an interest rate swap for this loan which fixed the interest rate at 3.00% for the five year term.

On December 22, 2015, we acquired Maui Mall, a 235,000 square foot, grocery anchored retail center built in 1971 and expanded in 1995, located on the island of Maui in Hawaii for approximately $91,100. The acquisition was funded using a draw on our line of credit and cash on hand. On May 25, 2016, we entered into a $39,000 mortgage note payable on Maui Mall. The mortgage note bears an interest rate of 3.64% for the ten year term.
2014 Acquisitions
On January 17, 2014, we acquired Oak Grove Plaza, a 120,000 square foot retail property located in Sachse, Texas, for approximately $22,525. The acquisition was financed with a ten-year mortgage loan in the amount of $10,550 that bears interest at fixed rate of 4.17% and cash on hand.
On January 22, 2014, we acquired Grand Prairie Distribution Center, a 277,000 square foot industrial building located in Grand Prairie, Texas for approximately $17,200, using cash on hand. In April 2014, we entered into a five-year mortgage loan for $8,600 and bears a floating interest rate equal to LIBOR plus 1.80%. We entered into an interest rate swap for this loan which fixed the interest at 3.58% for the five year term.
On January 28, 2014, we acquired South Beach Parking Garage, a 343 stall, multi-level parking facility located on South Beach in Miami, Florida for approximately $22,050, using cash on hand and a draw on our line of credit.
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
DISPOSITIONS
2016 Dispositions
On March 1, 2016, we sold 36 Research Park Drive for approximately $7,900, less closing costs. We recorded a gain on the sale of the property in the amount of $40.
On June 7, 2016, an 84,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. We received return of capital distributions of $4,495 from sale proceeds.
On September 6, 2016, we sold Campus Lodge Tampa for approximately $37,750, less closing costs. In connection with the disposition, the mortgage loan associated with the property totaling $31,367 was repaid. We recorded a gain on the sale of the property in the amount of $1,624 and recorded a gain on the extinguishment of the debt of $40.

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

FINANCING
The following is a summary of the mortgage notes for our consolidated properties as of December 31, 2016:

Property	Interest Rate		Maturity Date	Principal Balance
Norfleet Distribution Center (1)	LIBOR +	2.75%	February 1, 2017	$12,000
The District at Howell Mill		6.14	June 1, 2017	9,386
Railway Street Corporate Centre (2)		5.16	September 1, 2017	20,565
180 North Jefferson	LIBOR +	1.40	December 1, 2017	48,250
The Edge at Lafayette	LIBOR +	2.49	December 1, 2018	17,680
Grand Prairie Distribution Center		3.58	April 1, 2019	8,600
Townlake of Coppell		3.25	June 1, 2020	28,800
Suwanee Distribution Center		3.66	October 1, 2020	19,100
140 Park Avenue		3.00	March 1, 2021	22,800
Monument IV at Worldgate		3.13	February 1, 2023	40,000
111 Sutter Street		4.50	April 1, 2023	53,922
Aurora Distribution Center		3.39	June 1, 2023	13,850
Grand Lakes Marketplace		4.20	October 1, 2023	23,900
Oak Grove Plaza		4.17	February 1, 2024	10,019
South Seattle Distribution Center		4.38	March 1, 2024	19,287
Charlotte Distribution Center		3.66	September 1, 2024	10,220
Skokie Commons		3.31	June 1, 2025	24,400
DFW Distribution Center		3.23	June 1, 2025	17,720
AQ Rittenhouse		3.65	September 1, 2025	26,370
Timberland Town Center		4.07	October 1, 2025	22,532
Whitestone Market		3.58	December 1, 2025	25,750
Maui Mall		3.64	June 1, 2026	39,000
Rancho Temecula Town Center		4.02	July 1, 2026	28,000
Dylan Point Loma		3.83	September 1, 2026	40,500
Lane Parke Apartments		3.18	November 1, 2026	37,000
The District at Howell Mill		5.30	March 1, 2027	32,377
The Penfield		3.57	March 1, 2054	39,135

(1)	This mortgage loan was retired on February 1, 2017.

(2)	This loan is denominated in Canadian dollars, but is reported in U.S. dollars at the exchange rate in effect on the balance sheet date.

On September 19, 2016, we extended and expanded our existing $100,000 revolving line of credit agreement with Bank of America, N.A to $150,000. The line of credit has a one-year term with a $75,000 six-month extension at our option and bears interest based on LIBOR plus a spread ranging from 1.55% to 2.25% depending on our leverage ratio (1.55% spread at December 31, 2016). We intend to use the line of credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our line of credit if we experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of December 31, 2016, we believe no material adverse effects had occurred. Our line of credit requires us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. As of December 31, 2016, we had $10,000 in borrowings outstanding on the revolving line of credit.
At December 31, 2016, we were in compliance with all debt covenants.

INSURANCE
We believe our properties are adequately covered by insurance consistent with the terms and levels of coverage that are standard in our industry.
OPERATING STATISTICS
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2016:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	8	1,890,000	18%	90%	27%	$21.97
Industrial	28	6,044,000	58	97	27	4.85
Office	7	893,000	9	88	19	34.83
Retail	10	1,485,000	14	96	26	20.12
Other	1	130,000	1	N/A	1	N/A
Total	54	10,442,000	100%	95%	100%	$12.49

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2016 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

The following table shows our operating statistics by property type for our unconsolidated properties as of December 31, 2016:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft (1)
Office	1	296,000	10%	98%	9%	29.60
Retail	14	2,567,000	85	97	90	29.46
Other	1	167,000	5	N/A	1	N/A
Total	16	3,030,000	100%	97%	100%	$29.48

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2016 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of December 31, 2016, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $11.46 for our consolidated properties. As of December 31, 2016, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2017 (2)	33	$5,931	672,000	7%
2018	50	6,337	773,000	8
2019	40	5,866	580,000	7
2020	56	7,156	562,000	9
2021	44	8,339	535,000	10
2022 and thereafter	145	49,830	4,861,000	59
Total	368	$83,459	7,983,000

(1)
Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2016 presented in the year of lease expiration.

(2)
Does not include 2,136 leases totaling approximately 1,706,000 square feet and approximately $37,475 in annualized minimum base rent associated with the eight apartment properties we owned as of December 31, 2016.

As of December 31, 2016, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2017	24	$6,690	170,000	8%
2018	12	5,481	224,000	7
2019	24	10,823	324,000	13
2020	23	12,680	292,000	16
2021	29	18,705	490,000	23
2022 and thereafter	59	27,352	1,198,000	33
Total	171	$81,731	2,698,000

(1)
Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2016 presented in the year of lease expiration.

The following table shows the aggregate occupancy rates for our consolidated properties as of December 31, 2016 and each of the previous five years:

As of December 31,	Occupancy Rate for Consolidated Properties	Occupancy Rate for Unconsolidated Properties
2016	95%	97%
2015	97	98
2014	97	—
2013	96	—
2012	92	96
2011	93	92
The following tables show the occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2016 and 2015:

	Occupancy Rate at December 31, 2016	Occupancy Rate at December 31, 2015	Change
Apartments	90%	95%	(5)%
Industrial	97	99	(2)
Office	88	93	(5)
Retail	96	94	2
Total	95%	97%	(2)%

	Average Minimum Base Rent per Occupied Square Foot (1)
	December 31, 2016	December 31, 2015	Change
Apartments	$21.97	$16.48	$5.49
Industrial	4.85	4.28	0.57
Office	34.83	32.74	2.09
Retail	20.12	19.22	0.90
Total	$12.49	$11.62	$0.87

(1)	Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our apartment properties occupancy rate decreased while average minimum base rents per occupied square foot increased at December 31, 2016 when compared to December 31, 2015. During 2016, we sold Campus Lodge Tampa which had lower base rents per square foot than the properties we acquired, which were Lane Parke Apartments, Dylan Point Loma,

The Penfield, and 180 North Jefferson. Dylan Point Loma is newly constructed and is currently undergoing initial lease up which caused the segment occupancy rate to decrease.
Our industrial properties occupancy rate remained very high while average minimum base rents per occupied square foot at December 31, 2016 increased slightly when compared to December 31, 2015 primarily due to the properties acquired during 2016.

Our office properties occupancy rate decreased from December 31, 2015 to December 31, 2016 as a result of multiple tenant lease expirations at 111 Sutter Street and Railway Street Corporate Centre. The average minimum base rent per occupied square foot for our office properties at December 31, 2016 increased when compared to December 31, 2015, primarily due to increases of rents from our in-place leases at 111 Sutter Street as well as the disposition of 36 Research Park which had lower rental rates relative to the other properties within the office segment.
Our retail properties occupancy rate and average minimum base rent per occupied square foot increased as of December 31, 2016 when compared to December 31, 2015, primarily due to the acquisitions of Silverstone Marketplace, Kierland Village Center and Timberland Town Center during 2016.
The overall occupancy rate of our properties decreased slightly from December 31, 2015 to December 31, 2016 due to the initial lease up at Dylan Point Loma, a vacancy at Joliet Distribution Center and tenant lease expirations at 111 Sutter Street. The average minimum base rent per occupied square foot increased from December 31, 2015 to December 31, 2016, primarily due to our apartment property acquisitions which have significantly higher rents per square foot than in the previous year.
111 Sutter Street

As of December 31, 2016, 111 Sutter Street comprised approximately 6% of our total book value of assets and for the year ended December 31, 2016, 111 Sutter Street represented approximately 10% of our consolidated gross revenues.

	Total Area (Sq Ft)	% of Total Area	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft (1)
111 Sutter Street	286,000	2%	8%	$52.70

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2016 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of December 31, 2016, the scheduled lease expirations at 111 Sutter Street are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2017	3	$597	12,000	5%
2018	3	705	15,000	6
2019	5	2,022	31,000	18
2020	13	2,172	49,000	19
2021	8	3,296	59,000	29
2022 and thereafter	10	2,578	51,000	23
Total	42	$11,370	217,000

(1) Amount calculated as annualized in-place minimum base rent excluding any above- and below- market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2016 presented in the year of lease expiration.

The following table shows the aggregate occupancy rates for 111 Sutter Street as of December 31, 2016 and each of the previous five years.

As of December 31,	Occupancy Rate
2016	77%
2015	94
2014	94
2013	90
2012	98
2011	92

PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our consolidated properties based on their percentage of annualized minimum base rent as of December 31, 2016:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Amazon (3)	Monument IV at Worldgate & Pinole Point Distribution Center	Online Retailer	Various	Various	$9,501	4%	7%
Musician's Friend	Norfleet Distribution Center	Online Retailer	December 31, 2026	Three 5-year options	2,601	7	2
Sugar Publishing	111 Sutter Street	Publishing	January 31, 2021	One 5-year option	2,527	—	2
Summit Medical Group	140 Park Avenue	Medical Practice	April 30, 2030	Three 5-year options	2,500	1	1
Mitsubishi Electric	Suwanee Distribution Center	HVAC Systems	July 31, 2023	Two 5-year options	2,375	6	2
Kroger	Oak Grove Plaza & Skokie Commons	Grocery Store	Various	Various	2,130	1	2
Tapjoy	111 Sutter Street	Mobile Technology Services	January 31, 2019	One 5-year option	1,773	—	1
Williams-Sonoma	Pinole Point Distribution Center	Home Products Retailer	October 31, 2025	Two 5-year options	1,747	2	1
HEB	Whitestone Market	Grocery Store	November 30, 2032	Six 5-year options	1,658	1	1
Michelin	Charlotte Distribution Center	Aircraft Ties	October 31, 2028	One 5-year option	1,593	3	1
Total					$28,405	25%	20%

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

(3)
The lease at Monument IV at Worldgate contains a one-time early termination option whereby the tenant can decrease their leased square footage by 108,206 square feet in May 2022. The tenant must provide notice of its intent to reduce its space by August 2021.

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties based on percentage of annualized minimum base rent as of December 31, 2016:

Properties	% of Total Area	% of Minimum Base Rent (1)
111 Sutter Street	3%	10%
Monument IV at Worldgate	2	7
180 North Jefferson	2	5
Lane Park Apartments	3	5
Station Nine Apartments	3	4
Townlake of Coppell	3	4
The Penfield	2	4
The District at Howell Mill	3	4
Maui Mall	2	4
Rancho Temecula Town Center	2	3
Total	25%	50%

(1)	Minimum base rent is calculated as in-place minimum base rent excluding any above- and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.

Item 3.	Legal Proceedings.
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

MARKET FOR COMMON EQUITY
We have five classes of common stock authorized as of December 31, 2016, Class A, Class M, Class A-I, Class M-I and Class D. On January 16, 2015, our First Extended Public Offering was declared effective, pursuant to which we sell to the public shares of Class A, Class M, Class A-I and Class M-I common stock. On March 3, 2015, we commenced a new private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. The fees payable to our dealer manager with respect to each outstanding share of each class, as a percentage of NAV, are as follows:
First Extended Public Offering

	Selling Commission	Dealer Manager Fee
Class A Shares	up to 3.5%	1.05%
Class M Shares	None	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	None	0.05%
Private Offering

	Selling Commission	Dealer Manager Fee
Class D Shares	up to 1.0%	None
The selling commission and dealer manager fee are offering costs and will be recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee.
Our common stock is not currently traded on any exchange and there is no established public trading market for our common stock. As of March 9, 2017, there were 12,435 stockholders of record of our common stock, including 8,875 holders of Class A, 3,381 holders Class M, 83 holders Class A-I, 95 holders of Class M-I and 1 holder of Class D shares.
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

Following the allocation of income and expenses as described above, NAV for each class is adjusted for additional issuances of common stock, repurchases and class specific expense accruals, such as the dealer manager fee (which will be included in the calculation on a daily basis and not when accrued on the Company's financial statements), to determine the current day's NAV. Our share classes may have different expense accruals associated with the advisory fee we pay to our Advisor because the performance component of the advisory fee is calculated separately with respect to each class. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay the distribution to our stockholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class's NAV at the end of each trading day by the number of shares outstanding for that class on such day.

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

The fair value of our wholly owned properties is done using the fair value methodologies detailed within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures. Real estate appraisals are reported on a free and clear basis, excluding any property-level indebtedness that may be in place. We expect the primary methodology used to value properties will be the income approach, whereby value is derived by determining the present value of an asset's stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparisons and replacement cost approaches.

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
NAV as of December 31, 2016
The following table presents our historical NAV per share for each period indicated below:

	NAV per Share
Quarter Ended	Class A	Class M	Class A-I	Class M-I	Class D
December 31, 2016	$11.22	$11.25	$11.26	$11.26	$11.25
September 30, 2016	11.22	11.25	11.25	11.25	11.24
June 30, 2016	11.19	11.21	11.22	11.22	11.20
March 31, 2016	11.15	11.17	11.18	11.18	11.17
December 31, 2015	11.17	11.20	11.20	11.20	11.19
September 30, 2015	11.08	11.10	11.11	11.11	11.10
June 30, 2015	10.76	10.78	10.79	10.79	10.78
March 31, 2015	10.64	10.66	10.67	10.67	10.66
The increase in NAV from December 31, 2015 to December 31, 2016 is primarily related to an overall 0.9% increase in the values of our properties during 2016.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2016:

	December 31, 2016
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$1,160,702	$608,854	$213,621	$126,613	$132,639
Debt	(395,838)	(207,639)	(72,852)	(43,179)	(45,234)
Other assets and liabilities, net	18,952	9,815	3,470	2,057	2,154
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$783,816	$411,030	$144,239	$85,491	$89,559
Number of outstanding shares	69,837,581	36,522,305	12,812,637	7,591,239	7,963,493
NAV per share	$11.22	$11.25	$11.26	$11.26	$11.25

(1)	The value of our real estate investments was greater than the historical cost by approximately 4.7% as of December 31, 2016.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2015:

	December 31, 2015
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares
Real estate investments (1)	$649,538	$489,821	$107,397	$58,934	$136,610
Debt	(246,853)	(186,153)	(40,816)	(22,398)	(51,918)
Other assets and liabilities, net	11,576	8,778	1,915	1,051	2,435
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$414,261	$312,446	$68,496	$37,587	$87,127
Number of outstanding shares	37,092,768	27,909,411	6,116,812	3,356,619	7,787,823
NAV per share	$11.17	$11.20	$11.20	$11.20	$11.19

(1)	The value of our real estate investments was greater than the historical cost by approximately 3.3% as of December 31, 2015.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2016:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.95%	5.94%	6.00%	5.78%	6.75%	5.93%
Discount rate/internal rate of return (IRR)	7.35	6.77	6.70	6.63	8.17	6.82
Annual market rent growth rate	3.04	3.06	2.89	3.32	3.41	3.10
Holding period (years)	10.00	10.00	10.00	10.00	22.90	10.23

(1)
Other includes two standalone parking garages. South Beach Parking Garage is subject to a ground lease and the appraisal incorporates discounted cash flows over the remaining term and therefore does not utilize an exit capitalization rate.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2015:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	6.54%	6.31%	6.36%	6.07%	7.25%	6.32%
Discount rate/internal rate of return (IRR)	7.84	7.06	7.28	6.94	8.39%	7.29
Annual market rent growth rate	2.98	3.10	2.96	3.11	3.59	3.06
Holding period (years)	10.00	10.00	10.00	10.00	23.63	10.38

(1)
Other includes two standalone parking garages. South Beach Parking Garage is subject to a ground lease and the appraisal incorporates discounted cash flows over the remaining term and therefore does not utilize an exit capitalization rate.

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2016 of 0.25% would yield a decrease in our total real estate investment value of 1.5% and our NAV per share class would have been $10.97, $11.00, $11.00, $11.00 and $10.99 for Class A, Class M, Class A-I, Class M-I and Class D, respectively. An increase in the weighted-average discount rate/internal rate of return (IRR) used as of December 31, 2015 of 0.25% would yield a decrease in our total real estate investment value of 1.20% and our NAV per share would have been $10.96, $10.98, $10.99, $10.98 and $10.97 for Class A, Class M, Class A-I, Class M-I and Class D, respectively.
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
From January 16, 2015 through December 31, 2016, we recognized selling commissions, dealer manager fees and organization and other offering costs in our First Extended Public Offering in the amounts set forth below:

Selling commissions and dealer manager fees	$17,288
Other organization and offering costs	12,038
Total expenses	29,326
Total public offering proceeds (excluding DRIP proceeds)	950,557
Percentage of public offering proceeds used to pay for other organization and offering costs	1.27%
From January 16, 2015 through December 31, 2016, the net offering proceeds to us from the sale of Class A, Class M, Class A-I and Class M-I shares in the First Extended Public Offering, after deducting the total expenses incurred as described above, were approximately $574,072, $179,821, $94,964, and $72,374, respectively.
For the year ended December 31, 2016, we have raised $29,668 from the sale of shares pursuant to our distribution reinvestment plan, including $16,646 from the sale of 1,482,850 Class A shares, $5,649 from the sale of 501,803 Class M shares, $2,008 from the sale of 178,231 Class A-I shares, $1,921 from the sale of 170,536 Class M-I shares, and $3,444 from the sale of 306,129 Class D shares.
As of December 31, 2016, 69,837,581 shares of Class A common stock, 36,522,305 shares of Class M common stock, 12,812,637 shares of Class A-I common stock, and 7,591,239 shares of Class M-I common stock were outstanding, and held by a total of 12,351 stockholders.

We intend to use the net proceeds from our offerings, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and guidelines, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan. As of December 31, 2016, net proceeds from our First Extended Public Offering have been allocated to reduce borrowings by $11,331 and to purchase interests in real estate of $909,900.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with indefinite duration. As of December 31, 2016, we have raised aggregate gross proceeds from the sale of 6,156,350 Class D shares in our Follow-on Private Offering of $68,591. The shares of common stock issued in the Private Offering were issued in transactions exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act because the purchasers are accredited investors within the meaning of Regulation D under the Securities Act. The Dealer Manager also serves as the dealer manager for the Follow-on Private Offering. No commissions were paid with respect to the placement of shares in connection with the Follow-on Private Offering.
In addition to sales previously disclosed in our current and quarterly reports, during the year ended December 31, 2016, we have received $3,444 from the sale of 306,129 Class D shares pursuant to our distribution reinvestment plan. On February 8, 2016, we received $935 from the sale of 83,070 Class D shares pursuant to our distribution reinvestment plan. On April 28, 2016, we received $758 from the sale of 67,709 Class D shares pursuant to our distribution reinvestment plan. On July 28, 2016, we received $766 from the sale of 68,069 Class D shares pursuant to our distribution reinvestment plan. On October 27, 2016, we received $985 from the sale of 87,281 Class D shares pursuant to our distribution reinvestment plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Share Repurchase Plan
On October 1, 2012, we adopted a share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter. On December 2, 2014, our board of directors voted unanimously to increase the repurchase limitation under our share repurchase plan for the quarter ended December 31, 2014 from 5% of the combined NAV of all classes of shares to 6% of the combined NAV of all classes of shares as of September 30, 2014. For the year ended December 31, 2014, we repurchased 292,407 and 2,814,586 shares of Class A and Class M common stock, respectively, for a total of $32,604 pursuant to our share repurchase plan. For the year ended December 31, 2015, we repurchased 494,216, 1,840,770, and 615,509 shares of Class A, Class M and Class A-I common stock, respectively, for a total of $32,082 pursuant to our share repurchase plan. For the year ended December 31, 2016, we repurchased 1,219,913, 2,347,619, 97,431, and 1,551,418 shares of Class A, Class M, Class A-I and Class D common stock, respectively, for a total of $58,841 pursuant to our share repurchase plan. To date, we have neither deferred nor rejected any request for repurchase under our share repurchase plan. All redemptions were paid out from offering proceeds.
During the quarter ended December 31, 2016, we fulfilled redemption requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
October 1-October 31, 2016	279,047	$11.26	279,047	—
November 1-November 30, 2016	475,233	$11.30	475,233	—
December 1-December 31, 2016	570,146	$11.34	570,146	—

(1)	Redemptions are limited as described above.
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
Our board of directors declared quarterly distributions of $0.11 per share for the first and second quarters of 2014. Our board of directors declared quarterly distributions of $0.12 per share for each of the third and fourth quarters of 2014 and for each of the quarters of 2015 as well as the first and second quarters of 2016. Our board of directors declared quarterly distributions of $0.125 per share for each of the third and fourth quarters of 2016. On March 7, 2017, our board of directors declared a quarterly dividend of $0.125 per share for the first quarter of 2017. The distribution will be paid on or around May 1, 2017 to stockholders of record as of March 30, 2017. Stockholders will receive $0.125 per share less applicable class-specific fees. There is no guarantee that we will continue to pay distributions at this rate in the future, or at all.

Year	Distributions Declared Per Share	Total Distributions Declared	Annualized Rate of Return (1)
2014	$0.46	$18,421	4.35%
2015	0.48	27,937	4.33
2016	0.49	48,040	4.31

(1)	Annualized rate of return calculated using the weighted average NAV of our common stock as of December 31.

The following table summarizes our distributions paid over the last three fiscal years:

	For the Year Ended December 31,
	2016	2015	2014
Distributions:
Paid in cash	$12,450	$10,811	$11,631
Reinvested in shares	29,668	13,630	5,505
Total Distributions	42,118	24,441	17,136
Source of Distributions:
Cash flow from operating activities	39,508	24,441	17,136
Cash flow from investing activities	2,610	—	—
Total Sources of Distributions	$42,118	$24,441	$17,136

The following table summarizes our distributions paid for each quarter of the last fiscal year:

	For the three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Paid in cash	$3,453	$3,190	$2,938	$2,869
Reinvested in shares	9,595	7,784	6,514	5,775
Total distributions	$13,048	$10,974	$9,452	$8,644

Net cash provided by operating activities	$6,257	$15,032	$10,281	$7,938
Funds from operations	17,029	13,205	9,305	10,118
Total net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	4,016	(396)	(171)	1,486

Distribution Reinvestment Plan
Our distribution reinvestment plan allows stockholders to elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share on the distribution date. For the year ended December 31, 2014, we issued 529,036 shares of common stock for $5,505 under the distribution reinvestment plan. For the year ended December 31, 2015, we issued 1,240,552 shares of common stock for $13,630 under the distribution reinvestment plan. For the year ended December 31, 2016, we issued 2,639,549 shares of common stock for $29,668 under the distribution reinvestment plan.

Tax Treatment of Distributions
For the year ended December 31, 2016, we paid distributions to stockholders of approximately $42,118 and for the year ended December 31, 2015, we paid distributions to stockholders of approximately $24,441. For income tax purposes, 100% of the distributions paid in 2016 and 2015 will qualify as a nondividend distribution or return of capital. The distribution declared on November 18, 2016, paid on February 1, 2017, will be a 2017 tax event and is not reflected in the 2016 tax allocation.
The table below summarizes the income tax treatment of distributions paid to Class A stockholders during the year ended December 31, 2016:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2015	2/5/2016	$0.09431	$—	—%	$—	—%	$0.09431	100.00%
3/30/2016	5/2/2016	0.09424	—	—	—	—	0.09424	100.00
6/29/2016	8/1/2016	0.09381	—	—	—	—	0.09381	100.00
9/29/2016	11/1/2016	0.09842	—	—	—	—	0.09842	100.00
Total		$0.38078	$—	—%	$—	—%	$0.38078	100.00%
(1) Distributions per share are net of dealer manager fees of 1.05% of NAV.

The table below summarizes the income tax treatment of distributions paid to Class M stockholders during the year ended December 31, 2016:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2015	2/5/2016	$0.11181	$—	—%	$—	—%	$0.11181	100.00%
3/30/2016	5/2/2016	0.11181	—	—	—	—	0.11181	100.00
6/29/2016	8/1/2016	0.11206	—	—	—	—	0.11206	100.00
9/29/2016	11/1/2016	0.11692	—	—	—	—	0.11692	100.00
Total		$0.45260	$—	—%	$—	—%	$0.45260	100.00%
(1) Distributions per share are net of dealer manager fees of 0.30% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class A-I stockholders during the year ended December 31, 2016:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2015	2/5/2016	$0.11194	$—	—%	$—	—%	$0.11194	100.00%
3/30/2016	5/2/2016	0.11206	—	—	—	—	0.11206	100.00
6/29/2016	8/1/2016	0.11329	—	—	—	—	0.11329	100.00
9/29/2016	11/1/2016	0.11685	—	—	—	—	0.11685	100.00
Total		$0.45414	$—	—%	$—	—%	$0.45414	100.00%
(1) Distributions per share are net of dealer manager fees of 0.30% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M-I stockholders during the year ended December 31, 2016:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2015	2/5/2016	$0.11873	$—	—%	$—	—%	$0.11873	100.00%
3/30/2016	5/2/2016	0.11874	—	—	—	—	0.11874	100.00
6/29/2016	8/1/2016	0.11876	—	—	—	—	0.11876	100.00
9/29/2016	11/1/2016	0.12368	—	—	—	—	0.12368	100.00
Total		$0.47991	$—	—%	$—	—%	$0.47991	100.00%
(1) Distributions per share are net of dealer manager fees of 0.05% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class D stockholders during the year ended December 31, 2016:

Record Date	Payment Date	Net Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2015	2/5/2016	$0.12000	$—	—%	$—	—%	$0.12000	100.00%
3/30/2016	5/2/2016	$0.12000	—	—	—	—	0.12000	100.00
6/29/2016	8/1/2016	$0.12000	—	—	—	—	0.12000	100.00
9/29/2016	11/1/2016	$0.12500	—	—	—	—	0.12500	100.00
Total		$0.48500	$—	—%	$—	—%	$0.48500	100.00%

The table below summarizes the income tax treatment of distributions paid to Class A stockholders during the year ended December 31, 2015:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2014	2/6/2015	$0.09345	$—	—%	$—	—%	$0.09345	100.00%
3/30/2015	5/1/2015	0.09447	—	—	—	—	0.09447	100.00
6/29/2015	8/7/2015	0.09557	—	—	—	—	0.09557	100.00
9/29/2015	11/6/2015	0.09501	—	—	—	—	0.09501	100.00
Total		$0.37850	$—	—%	$—	—%	$0.37850	100.00%
(1) Distributions per share are net of dealer manager fees of 1.05% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M stockholders during the year ended December 31, 2015:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2014	2/6/2015	$0.11190	$—	—%	$—	—%	$0.11190	100.00%
3/30/2015	5/1/2015	0.11209	—	—	—	—	0.11209	100.00
6/29/2015	8/7/2015	0.11218	—	—	—	—	0.11218	100.00
9/29/2015	11/6/2015	0.11203	—	—	—	—	0.11203	100.00
Total		$0.44820	$—	—%	$—	—%	$0.44820	100.00%
(1) Distributions per share are net of dealer manager fees of 0.30% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class A-I stockholders during the year ended December 31, 2015:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2014	2/6/2015	$0.11255	$—	—%	$—	—%	$0.11255	100.00%
3/30/2015	5/1/2015	0.11223	—	—	—	—	0.11223	100.00
6/29/2015	8/7/2015	0.11221	—	—	—	—	0.11221	100.00
9/29/2015	11/6/2015	0.11209	—	—	—	—	0.11209	100.00
Total		$0.44908	$—	—%	$—	—%	$0.44908	100.00%
(1) Distributions per share are net of dealer manager fees of 0.30% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M-I stockholders during the year ended December 31, 2015:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2014	2/6/2015	$0.11897	$—	—%	$—	—%	$0.11897	100.00%
3/30/2015	5/1/2015	0.11935	—	—	—	—	0.11935	100.00
6/29/2015	8/7/2015	0.11883	—	—	—	—	0.11883	100.00
9/29/2015	11/6/2015	0.11877	—	—	—	—	0.11877	100.00
Total		$0.47592	$—	—%	$—	—%	$0.47592	100.00%
(1) Distributions per share are net of dealer manager fees of 0.05% of NAV.

The table below summarizes the income tax treatment of distributions paid to Class D stockholders during the year ended December 31, 2015:

Record Date	Payment Date	Net Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2014	2/6/2015	$0.12000	$—	—%	$—	—%	$0.12000	100.00%
3/30/2015	5/1/2015	$0.12000	—	—	—	—	0.12000	100.00
6/29/2015	8/7/2015	$0.12000	—	—	—	—	0.12000	100.00
9/29/2015	11/6/2015	$0.12000	—	—	—	—	0.12000	100.00
Total		$0.48000	$—	—%	$—	—%	$0.48000	100.00%
Future distributions may have different allocations than historical distributions. Stockholders are advised to consult with their tax advisors about the specific tax treatment of distributions we paid.

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

	Year ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Total revenues	$131,859	$93,230	$98,202	$76,516	$57,108
Income (loss) from continuing operations	5,540	18,351	5,007	(34,804)	25,304
Income from discontinued operations	—	—	808	4,363	12,031
Income (loss) from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.05	$0.20	$0.09	$(0.80)	$0.99
Weighted average shares outstanding	106,916,148	61,237,711	45,658,735	36,681,847	25,651,220
Cash distributions declared per common share	$0.49000	$0.48000	$0.46000	$0.41000	$0.38517

Other Data:
Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc. (1)	$49,657	$26,226	$31,128	$28,268	$21,544
Funds from operations per share–basic and diluted (1)	$0.46	$0.43	$0.68	$0.77	$0.84

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$2,074,633	$1,319,778	$896,809	$772,183	$840,641
Total mortgage notes and other debt payable (2)	695,613	485,178	348,373	355,050	491,592
Total equity	1,234,541	745,490	425,293	380,305	313,836

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

The selected financial data presented above has been impacted by acquisitions and dispositions made during the periods presented as well as by new accounting guidance impacting the accounting for discontinued operations which we adopted on January 1, 2014. These acquisitions, dispositions and new accounting guidance impact the comparability of our results from operations, financial position and cash flows. We are uncertain how the results from operations, financial position and cash flows will be impacted should we make future acquisitions or dispositions.

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
In order to provide a better understanding of the relationship between FFO, AFFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided reconciliations of GAAP net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. to FFO and FFO to AFFO. FFO and AFFO do not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income is not a measure of liquidity or an indicator of the Company's ability to make cash distributions. We believe that to more comprehensively understand its operating performance, FFO and AFFO should be considered along with its reported net income attributable to Jones Lang LaSalle Income Property, Inc. and its cash flows in accordance with GAAP, as presented in our consolidated financial statements. Our presentations of FFO and AFFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions.
The following table presents a reconciliation of net income (loss) to NAREIT FFO for the periods presented:

Reconciliation of net income (loss) to NAREIT FFO	Year ended December 31,
	2016	2015	2014	2013	2012
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	4,935	12,045	5,053	(24,947)	37,476
Real estate depreciation and amortization (1)	47,731	33,007	26,516	32,396	23,902
(Gain) loss on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(9,885)	(23,754)	(181)	(22,556)	117
Gain on consolidation of real estate affiliate	—	—	—	—	(34,852)
Gain on transfer of property	—	—	(260)	—	(6,012)
Impairment of depreciable real estate (1)	6,876	4,928	—	43,375	913
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$49,657	$26,226	$31,128	$28,268	$21,544
Weighted average shares outstanding, basic and diluted (2)	106,916,148	61,237,711	45,658,735	36,681,847	25,651,220
NAREIT FFO per share, basic and diluted (2)	$0.46	$0.43	$0.68	$0.77	$0.84

(1)	Includes amounts attributable to discontinued operations and our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)
On October 1, 2012, we declared a stock dividend with respect to all Class E shares at a ratio of 4.786-to-1. The effects of the stock dividend have been applied retroactively to all share and per share amounts for all periods presented.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Year ended December 31,
	2016	2015	2014	2013	2012
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$49,657	$26,226	$31,128	$28,268	$21,544
Straight-line rental income (1)	(6,227)	(1,588)	(2,245)	(3,178)	(269)
Amortization of above- and below-market leases (1)	(3,058)	(1,584)	(1,395)	(4,844)	(886)
Amortization of net discount on assumed debt (1)	(259)	(319)	(311)	(687)	(364)
Loss (gain) on derivative instruments and extinguishment or modification of debt (1)	(1,779)	1,183	(34)	(184)	(8,595)
Adjustment for investment accounted for under the fair value option (2)	3,077	305	—	—	—
Performance fees	—	2,280	251	—	—
Acquisition expenses (1)	3,918	2,868	545	566	33
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$45,329	$29,371	$27,939	$19,941	$11,463
Weighted average shares outstanding, basic and diluted (3)	106,916,148	61,237,711	45,658,735	36,681,847	25,651,220
AFFO per share, basic and diluted (3)	$0.42	$0.48	$0.61	$0.54	$0.45

(1)	Includes amounts attributable to discontinued operations and our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.

(3)
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2016 were comprised of:

Apartments

•	Station Nine Apartments,

•	The Edge at Lafayette,

•	Townlake of Coppell (acquired in 2015),

•	AQ Rittenhouse (acquired in 2015),

•	Lane Park Apartments (acquired in 2016),

•	Dylan Point Loma (acquired in 2016),

•	The Penfield (acquired in 2016) and

•	180 North Jefferson (acquired in 2016).

Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center (acquired in 2014),

•	Charlotte Distribution Center (acquired in 2014),

•	DFW Distribution Center (acquired in 2015),

•	O'Hare Industrial Portfolio (acquired in 2015),

•	Tampa Distribution Center (acquired in 2016),

•	Aurora Distribution Center (acquired in 2016),

•	Valencia Industrial Portfolio (acquired in 2016) and

•	Pinole Point Distribution Center (acquired in 2016).

Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	14600 Sherman Way,

•	14624 Sherman Way,

•	Railway Street Corporate Centre,

•	140 Park Avenue (acquired in 2015) and

•	San Juan Medical Center (acquired in 2016).

Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza (acquired in 2014),

•	Rancho Temecula Town Center (acquired in 2014),

•	Skokie Commons (acquired in 2015),

•	Whitestone Market (acquired in 2015),

•	Maui Mall (acquired in 2015),

•	Silverstone Marketplace (acquired in 2016),

•	Kierland Village Center (acquired in 2016) and

•	Timberland Town Center (acquired in 2016).

Other

•	South Beach Parking Garage (acquired in 2014).

Sold Properties

•	Stirling Slidell Shopping Centre (sold in 2014, excluded from December 31, 2014 Consolidated Properties)

•	4 Research Park Drive (disposed of in 2014, excluded from December 31, 2014 Consolidated Properties),

•	Cabana Beach San Marcos (sold in 2015, excluded from December 31, 2015 Consolidated Properties),

•	Cabana Beach Gainesville (sold in 2015, excluded from December 31, 2015 Consolidated Properties),

•	Campus Lodge Athens (sold in 2015, excluded from December 31, 2015 Consolidated Properties),

•	Campus Lodge Columbia (sold in 2015, excluded from December 31, 2015 Consolidated Properties),

•	36 Research Park Drive (sold in 2016, excluded from December 31, 2016 Consolidated Properties) and

•	Campus Lodge Tampa (sold in 2016, excluded from December 31, 2016 Consolidated Properties).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of:

December 31, 2016	December 31, 2015	December 31, 2014
Pioneer Tower (1)	NYC Retail Portfolio (2)	Chicago Parking Garage (3)
NYC Retail Portfolio (2)	Chicago Parking Garage (3)
Chicago Parking Garage (3)

(1)	Investment was acquired on June 28, 2016.

(2)	Investment was acquired on December 8, 2015. The Company has elected the Fair Value Option to account for this investment.

(3)	Investment was acquired on December 23, 2014.
Our primary business is the ownership and management of a diversified portfolio of apartment, industrial, office, retail and other properties primarily located in the United States. It is expected that over time our real estate portfolio will be further diversified on a global basis and will be complemented by investments in real estate-related assets.

We are managed by our Advisor, LaSalle Investment Management, Inc., a subsidiary of our Sponsor, Jones Lang LaSalle Incorporated (NYSE: JLL), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. We hire property management and leasing companies to provide the on-site, day-to-day management and leasing services for our properties. When selecting a property management or leasing company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management and leasing service providers that include large national real estate service firms, including an affiliate of our Advisor and smaller local firms.
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

Estimated Percent of Fair Value as of December 31, 2016

Future Lease Expirations
The future lease expiration table represents the lease expirations by both total square feet and annualized minimum base rents for current tenants of our Consolidated Properties (excluding our apartment properties).

Year	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2017 (2)	672,000	$5,931	7%
2018	773,000	6,337	8
2019	580,000	5,866	7
2020	562,000	7,156	9
2021	535,000	8,339	10
2022	439,000	5,541	7
2023	1,108,000	6,485	8
2024	446,000	4,397	5
2025	345,000	4,606	6
2026 and thereafter	2,523,000	28,801	33

(1)	Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues.

(2)
Does not include 2,136 short-term leases totaling approximately 1,706,000 square feet and approximately $37,475 in annualized minimum base rent associated with the eight apartment properties as of December 31, 2016.

Ten-Year Debt Repayment
The ten-year debt repayment table represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated Properties.

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2017	$93,122	13%	3.13%
2018	21,510	3	3.42
2019	13,248	2	3.76
2020	52,575	8	3.48
2021	28,488	4	3.21
2022	6,475	1	4.02
2023	130,812	19	3.89
2024	38,501	6	4.11
2025	114,147	17	3.58
2026 and thereafter	192,284	28	3.78
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

Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are those applicable to the following which can be found in greater detail within Note 2 Summary of Significant Accounting Policies.
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
Over the past four years we have acquired 61 properties (all of these consistent with our investment strategy), sold 24 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing increasing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of December 31, 2016, we have raised gross proceeds of approximately $1,421,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from borrowings to acquire approximately $1,740,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $405,000 and repurchase shares of our common stock of approximately $202,000.
We have executed on a number of our key strategic initiatives during 2016, including:
Property Acquisitions

•	San Juan Medical Center for $26,390;

•	Tampa Distribution Center for $28,300;

•	Aurora Distribution Center for $27,700;

•	Lane Parke Apartments for $73,300;

•	Pioneer Tower for $121,750;

•	Valencia Industrial Portfolio for $64,500;

•	Silverstone Marketplace for $47,000;

•	Dylan Point Loma for $90,000;

•	Pinole Point Distribution Center for $84,200;

•	The Penfield for $65,500;

•	Kierland Village Center for $34,500;

•	Timberland Town Center for $42,600; and

•	180 North Jefferson for $96,500.
Property Dispositions

•	36 Research Park Drive for approximately $7,900;

•	Campus Lodge Tampa for approximately $37,750; and

•	84,000 square foot property within the NYC Retail Portfolio from which we received a $4,375 return of capital distribution.
Financings

•	$40,000 mortgage note payable on Monument IV at Worldgate;

•	$22,800 mortgage note payable on 140 Park Avenue;

•	$13,850 mortgage note payable on Aurora Distribution Center;

•	$39,000 mortgage note payable on Maui Mall;

•	$40,500 mortgage note payable on Dylan Point Loma;

•	$39,305 mortgage note payable on The Penfield;

•	$22,634 mortgage note payable on Timberland Town Center;

•	$37,000 mortgage note payable on Lane Parke Apartments;

•	$48,250 mortgage note payable on 180 North Jefferson; and

•	expanded our line of credit facility to $150,000.
Leasing and Occupancy
We ended 2016 with portfolio occupancy at 95%. During the year we signed 67 new or renewal leases encompassing almost 380,000 square feet of industrial, office and retail property space. Additionally, we had 61% of our expiring apartment leases renew. Our portfolio-wide occupancy decreased modestly from 97% at the end of 2015 as a result of the acquisition of the newly developed Dylan Point Loma apartments as described below and a few other releasing opportunities across our industrial and office segments.
In 2015 we implemented a two tiered acquisition strategy for our apartment portfolio. The first tier is finding apartment properties in highly rated school districts in zip codes ranking in the top 25% in terms of demographics (household income, household growth, population growth, etc.). These markets generally have supply constraints. An example of this was our acquisition of Lane Parke Apartments in Mountain Brook, Alabama. Mountain Brook is a suburb of Birmingham and is one of the top 5% wealthiest zip codes in the United Sates and has a top 100 nationally ranked high school. The second tier is acquiring newly constructed apartment properties that have not yet leased up to stabilization. By taking advantage of urbanization trends we will identify locations that are extremely walkable or transit oriented, as was the case with AQ Rittenhouse in which we acquired the property at 40% leased and have now brought it to a stabilized occupancy of over 90% leased. Another example of this apartment strategy is Dylan Point Loma in San Diego, California. Dylan Point Loma was acquired at 30% leased, finished 2016 at 57% leased and continues to increase occupancy in line with our underwriting. Dylan Point Loma is an ultra-luxury apartment community in walking distance to the Pacific Ocean in a location that has not had any new apartment developments in the last 30 years. This "lease-to-core" apartment strategy causes dividend coverage dilution in the short-term, but allows us to acquire properties at a lower basis and should enhance dividend coverage as these investments achieve stabilized occupancy. We expect to continue these apartment acquisition strategies into 2017.
We are optimistic about our leasing prospects within our industrial segment both in Chicago and Atlanta and in our office segment in San Francisco and Portland as current market rental rates exceed our expiring lease rental rates. Railway Street Corporate Centre has suffered from the prolonged decrease in energy prices causing a sharp slowdown in office leasing in the overall Calgary market. Railway Street Corporate Centre’s debt matures in September 2017 and we will look to dispose of the property through a sale or a transfer to the lender prior to maturity. Our independent valuation advisor has determined the value of the property has fallen below the outstanding debt balance and we now attribute no NAV to the investment.

During 2016, we raised $648,000 of new capital and acquired over $800,000 of real estate investments showing the breadth and depth of LaSalle’s investment platform. We acquired four apartment properties, ten industrial properties, three grocery anchored retail properties, a central business district office tower and a medical office building. These properties are in keeping with the investment strategy we began over four years ago and provide solid cash flow and good dividend coverage. We will continue to acquire these types of properties in 2017 and beyond.
The 2016 property sales, new acquisitions and leasing activity are in line with our long-term strategic objectives of generating attractive income, preserving stockholder capital and realizing moderate appreciation over time. Some of these longer-term focused activities resulted in a near-term reduction in FFO/AFFO for the year. FFO increased from $0.43 per share in 2015 to $0.46 per share in 2016 and AFFO decreased from $0.48 per share in 2015 to $0.42 per share in 2016. Our gross dividends paid in 2016 was $0.49 per share. As the items highlighted above work through the portfolio over time, we anticipate our dividend coverage will improve.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 35% as of December 31, 2016.
Net Asset Value
The NAV per share for our five classes of common stock was between $11.22 and $11.26 as of December 31, 2016. The increase of approximately $0.01 per share in NAV from September 30, 2016 is primarily related to an increase in the values of our properties and the accrual of property income. Additionally, we paid a distribution of $0.125 per share during the quarter ended December 31, 2016, less share class specific fees. For 2016, our Class A, Class M, Class A-I, and Class M-I common stock had total net returns of 3.94%, 4.61%, 4.72% and 4.95%, respectively, including cash distributions of $0.49 per share, less share class specific fees.
2017 Key Initiatives
During 2017, we intend to use capital raised from our public and private offerings to make new acquisitions that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well-located, well-leased industrial properties, grocery-anchored community oriented retail properties and apartment properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our revolving line of credit to allow us to efficiently manage our cash flows.
2016 Key Events and Accomplishments
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
On April 11, 2016, we acquired Tampa Distribution Center, a 386,000 square foot industrial building located in Tampa, Florida, for approximately $28,300. The property is leased to two tenants. The acquisition was funded with cash on hand.
On May 19, 2016, we acquired Aurora Distribution Center, a newly constructed 305,000 square foot industrial building located in Aurora, Illinois, for approximately $27,700. The acquisition was financed with a seven-year mortgage loan that bears interest at a fixed rate of 3.39% in the amount of $13,850 and cash on hand. The property is 100% leased to a single tenant.
On May 25, 2016, we entered into a $39,000 mortgage note payable on Maui Mall in Kahalai, Maui, Hawaii. The mortgage note is for ten years and bears interest at a fixed rate of 3.64%.
On May 26, 2016, we acquired Lane Parke Apartments, a 276 unit apartment building located in Mountain Brook, Alabama, for approximately $73,300. The property was 97% leased at acquisition and the acquisition was funded with cash on hand.
On June 7, 2016, an 84,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. We received return of capital distributions of $4,495 from sale proceeds.
On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750. Pioneer Tower sits atop a retail property owned by an independent third party. The land under the property is owned as a condominium interest with the owner of the retail property. The property was 94% leased to 19 tenants at acquisition and the acquisition was funded with cash on hand.
On June 29, 2016, we acquired Valencia Industrial Portfolio, a five property, 491,000 square foot industrial portfolio for approximately $64,500. The portfolio is 100% leased to eight tenants. Valencia Industrial Portfolio is located in Valencia, California and the acquisition was funded with cash on hand and a draw on our line of credit.

On July 27, 2016, we acquired Silverstone Marketplace, a newly constructed 78,000 square foot grocery-anchored retail center for approximately $47,000. The property is 100% leased to 20 tenants and is anchored by a Sprouts Farmers Market. The property is located in Scottsdale, Arizona and the acquisition was funded with cash on hand.
On August 9, 2016, we acquired Dylan Point Loma, a newly constructed 180-unit luxury apartment community located in the coastal town of Point Loma just north of San Diego, California for approximately $90,000. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.83%, in the amount of $40,500, a draw on our line of credit and cash on hand.
On September 6, 2016, we sold Campus Lodge Tampa for approximately $37,750 less closing costs. In connection with the disposition, the mortgage loan associated with the property totaling $31,393 was retired. We recorded a gain on the sale of the property in the amount of $1,664.
On September 8, 2016, we acquired Pinole Point Distribution Center, a newly constructed, two building, 477,000 square foot industrial portfolio located in Richmond, California for approximately $76,200. The two buildings are 100% leased to Amazon and Williams-Sonoma. The acquisition was funded by a draw on our line of credit and cash on hand. On December 29, 2016, we acquired the third 41,000 square foot state-of-the-art warehouse at Pinole Point Distribution Center for approximately $8,000. The building is 100% leased and the acquisition was funded with cash on hand.
On September 22, 2016, we acquired The Penfield, a 254-unit apartment complex located in downtown Saint Paul, Minnesota which is 94% leased for approximately $65,500. The acquisition was financed by the assumption of a mortgage loan that bears interest at a fixed-rate of 3.57% in the amount of $39,305, a draw on our line of credit and cash on hand. The mortgage loan matures in March 2054.
On September 30, 2016, we acquired Kierland Village Center, a 118,000 square-foot grocery-anchored retail center for approximately $34,500. The property, located in the affluent Phoenix suburb of Scottsdale, Arizona, is 98% leased to 23 tenants featuring a complementary mix of necessity and service-based tenants. The acquisition was funded by a draw on our line of credit and cash on hand.
On September 30, 2016, we acquired Timberland Town Center, a newly constructed 92,000 square foot grocery-anchored shopping center located in the affluent Portland suburb of Beaverton, Oregon for approximately $42,600. The property is 100% leased to a complementary mix of grocery, retail, restaurant, personal and professional service tenants with an average remaining lease term of 14 years. The acquisition was financed by the assumption of a nine-year mortgage loan that bears interest at a fixed-rate of 4.07% in the amount of $22,634, a draw on our line of credit and cash on hand.
On October 13, 2016, we entered into a $37,000 mortgage note payable on Lane Parke Apartments. The mortgage note is for ten years and bears interest at a fixed rate of 3.18%.
On December 1, 2016, we acquired 180 North Jefferson, a 28-story, 274-unit apartment tower located in the West Loop neighborhood of downtown Chicago, Illinois, which is 95% leased for approximately $96,500. The acquisition was financed with a one-year mortgage loan that bears a floating interest rate equal to LIBOR plus 1.40%, in the amount of $48,250, a draw on our line of credit and cash on hand.
For the year ended December 31, 2016, we repurchased $58,841 of shares of our common stock through the share repurchase plan.
Subsequent Events
On January 17, 2017, a 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. Sale proceeds will be maintained by the limited partnership for operating needs.
On January 31, 2017, we entered into an agreement to sell The Edge at Lafayette, a 207,000 square foot student-oriented apartment property located in Lafayette, LA, and reclassified the property as held for sale on January 31, 2017.
On February 1, 2017, we repaid the mortgage note payable collateralized by Norfleet Distribution Center in the amount of $12,000.
On March 7, 2017, our board of directors approved a gross distribution for the first quarter of 2017 of $0.125 per share to stockholders of record as of March 30, 2017, payable on or around May 2, 2017.

Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing our properties. Our share of the net income, net loss or dividend income from our unconsolidated properties is included in equity in income of unconsolidated affiliates. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of our entire Company. We group our investments in real estate assets from continuing operations into five reportable operating segments based on the type of property: apartment, industrial, office, retail and other. Operations from corporate level items and real estate assets sold are excluded from reportable segments.
Results of Operations for the Years ended December 31, 2016 and 2015:
Properties acquired or sold during any of the periods are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the entire years ended December 31, 2016 and 2015 are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015	$ Change	% Change
Revenues:
Minimum rents
Apartments	$8,613	$8,690	$(77)	(0.9)%
Industrial	12,864	12,987	(123)	(0.9)
Office	24,004	22,972	1,032	4.5
Retail	13,267	13,715	(448)	(3.3)
Other	277	271	6	2.2
Comparable properties total	$59,025	$58,635	$390	0.7%
Recent acquisitions and sold properties	47,245	17,669	29,576	167.4
Total	$106,270	$76,304	$29,966	39.3%

Tenant recoveries and other rental income
Apartments	$446	$445	$1	0.2%
Industrial	3,046	3,049	(3)	(0.1)
Office	4,132	4,368	(236)	(5.4)
Retail	4,632	4,319	313	7.2
Other	2,244	2,518	(274)	(10.9)
Comparable properties total	$14,500	$14,699	$(199)	(1.4)%
Recent acquisitions and sold properties	11,089	2,227	8,862	397.9
Total	$25,589	$16,926	$8,663	51.2%
Total revenues	$131,859	$93,230	$38,629	41.4%
Minimum rents at comparable properties increased by $390 for the year ended December 31, 2016 as compared to the same period in 2015. The increase is primarily due to an increase of $696 at 111 Sutter Street related to increased rental rates during the year ended December 31, 2016 as compared to the same period in 2015. Additionally, there was an increase of $688 at Monument IV at Worldgate as a result of Amazon executing a new lease in late 2015. Partially offsetting these increases was a decrease of $418 at Rancho Temecula Town Center primarily related to the acceleration of a below-market in-place lease liability during the year ended December 31, 2015 as a result of a tenant bankruptcy. There was also a decrease of $387 at Railway Street Corporate Centre related to lower occupancy during 2016.

Tenant recoveries and other rental income relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income included daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties decreased by $199 for the year ended December 31, 2016 as compared to the same period in 2015. The decrease is primarily related to a decrease of $274 in parking revenue at South Beach Parking Garage due to a lower volume of daily pay parkers during the year ended December 31, 2016 as compared to the same period in 2015. Additionally, there was a decrease of $156 at 111 Sutter Street related to lower operating expenses. Partially offsetting theses decreases was an increase in recoveries in the retail segment of $161 at Rancho Temecula Town Center and of $85 at The District at Howell Mill related to higher real estate taxes and higher operating expenses.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and net provisions for doubtful accounts, by reportable segment, for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$890	$911	$(21)	(2.3)%
Industrial	2,390	2,427	(37)	(1.5)
Office	2,814	2,842	(28)	(1.0)
Retail	2,874	2,848	26	0.9
Other	363	441	(78)	(17.7)
Comparable properties total	$9,331	$9,469	$(138)	(1.5)%
Recent acquisitions and sold properties	8,284	2,316	5,968	257.7
Total	$17,615	$11,785	$5,830	49.5%

Property operating expenses:
Apartments	$2,786	$2,629	$157	6.0%
Industrial	782	778	4	0.5
Office	6,962	7,154	(192)	(2.7)
Retail	2,305	2,312	(7)	(0.3)
Other	903	908	(5)	(0.6)
Comparable properties total	$13,738	$13,781	$(43)	(0.3)%
Recent acquisitions and sold properties	10,132	5,795	4,337	74.8
Total	$23,870	$19,576	$4,294	21.9%

Net provision for doubtful accounts
Apartments	$24	$28	$(4)	(14.3)%
Office	17	1	16	1,600.0
Retail	119	327	(208)	(63.6)
Comparable properties total	$160	$356	$(196)	(55.1)%
Recent acquisitions	38	142	(104)	(73.2)
Total	$198	$498	$(300)	(60.2)%
Total operating expenses	$41,683	$31,859	$9,928	31.2%

Real estate taxes at comparable properties decreased by $138 for the year ended December 31, 2016 as compared to the same period in 2015. The decrease is primarily related to a decrease of $95 at Station Nine Apartments and $48 at the Sherman Way properties related to lower tax reassessments during the year ended December 31, 2016. Additionally, there was a decrease of $78 at South Beach Parking Garage related to a 2015 tax refund received during the year ended December 31, 2016. Our properties are reassessed periodically by the taxing authorities which may result in increases or decreases in real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties decreased $43 for the year ended December 31, 2016 as compared to the same period in 2015. The decrease is primarily related to lower repairs and maintenance and utilities expenses of $231 at 111 Sutter Street. The decrease is partially offset by an increase of $112 at Station Nine Apartments due to higher repairs and maintenance expense for the year ended December 31, 2016 as compared to the same period in 2015.

Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased by $196 for the year ended December 31, 2016 as compared to the same period of 2015, primarily related to lower bad debts of $216 at The District at Howell Mill as a result of a tenant bankruptcy in 2015.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015	$ Change	% Change
Property general and administrative	$1,059	$705	$354	50.2%
Advisor fees	15,014	10,654	4,360	40.9
Company level expenses	2,220	2,035	185	9.1
Acquisition related expenses	3,918	2,336	1,582	67.7
Provision for impairment of real estate	6,876	4,928	1,948	39.5
Depreciation and amortization	44,950	33,674	11,276	33.5
Interest expense	22,612	17,940	4,672	26.0
Equity in income of unconsolidated affiliates	(10,309)	(243)	(10,066)	4,142.4
Gain on disposition of property and extinguishment of debt	(1,704)	(29,009)	27,305	(94.1)
Total expenses	$84,636	$43,020	$41,616	96.7%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $354 primarily due to properties acquired during 2016 and 2015.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $4,360 for the year ended December 31, 2016 as compared to the same period of 2015 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $185 for the year ended December 31, 2016 as compared to the same period in 2015 primarily due to an increase in stockholder servicing costs and other professional service fees.
Acquisition related expenses relate to expenses incurred during the acquisition of a property. Acquisition related expenses increased $1,582 for the year ended December 31, 2016 as compared to the same period in 2015. The properties we acquired during both periods are listed above in the Management Overview and Properties sections. Commencing on January 1, 2017, we will be adopting new accounting guidance which will require us to capitalize most acquisition related expenses for successful acquisitions of real estate properties.
The provision for impairment of real estate relates to real estate investments whose estimated future undiscounted cash flows have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. We recorded provisions for impairment of real estate for the year ended December 31, 2016 of $6,876 at Railway Street Corporate Centre and for the year ended December 31, 2015 of $4,928 at 36 Research Park Drive. We lowered the expected holding period for both investments as we considered them non-strategic investments during their respective years. The impairment charges had no impact on our NAV as we had previously written the properties down to their fair value.

Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $11,276 in depreciation and amortization expense for the year ended December 31, 2016 as compared to the same period in 2015 is primarily related to an increase of $15,332 for our 2016 and 2015 acquisitions. These increases were partially offset by decreases of $3,183 at 111 Sutter Street related to intangible assets that were fully depreciated at the end of 2015 and $1,049 related to the sales of 36 Research Park Drive and Campus Lodge Tampa during the current year.

Interest expense increased by $4,672 for the year ended December 31, 2016 as compared to the same period in 2015 as a result of new debt on our 2016 and 2015 acquisitions and new debt on Monument IV at Worldgate as well as increased use of our line of credit to acquire properties during 2016.

Equity in income of unconsolidated affiliates relates to income from Chicago Parking Garage and Pioneer Tower, as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the year ended December 31, 2016, we recorded a $8,578 increase in the fair value and received $1,125 in operating distributions from our investment in the NYC Retail Portfolio.
Gain on disposition of property and extinguishment of debt of $1,704 is related to the dispositions of 36 Research Park Drive and Campus Lodge Tampa during the year ended December 31, 2016. During the year ended December 31, 2015, the gain on disposition of property and extinguishment of debt of $29,009 was related to the disposition of four student-oriented apartment properties as well as the payoff of a mortgage note payable.
Results of Operations for the Years ended December 31, 2015 and 2014:
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

Minimum rents at comparable properties increased by $262 for the year ended December 31, 2015 as compared to the same period in 2014. The increase is primarily due to an increase of $408 at our student-oriented apartment properties due to higher occupancy and rental rates during the year ended December 31, 2015 as compared to the same period in 2014.
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

Real estate taxes at comparable properties decreased by $371 for the year ended December 31, 2015 as compared to the same period in 2014. The decrease is primarily related to a decrease of $319 at The District at Howell Mill related to a refund for 2014 taxes received during the year ended December 31, 2015. Properties are reassessed periodically by the taxing authorities which may result in increases or decreases in real estate taxes owed. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.

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

Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $272 for the year ended December 31, 2015 as compared to the same period of 2014, primarily related to $239 of receivables deemed uncollectible at The District at Howell Mill from a tenant bankruptcy that occurred during 2015. Additionally, Campus Lodge Tampa had $90 of higher bad debts related to early move outs that occurred during the year ended December 31, 2015. Partially offsetting these increases were lower bad debts of $62 at the Sherman Way properties related to tenant defaults that occurred during the year ended December 31, 2014.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014	$ Change	% Change
Property general and administrative	$705	$831	$(126)	(15.2)%
Advisor fees	10,654	6,181	4,473	72.4
Company level expenses	2,035	2,361	(326)	(13.8)
Acquisition related expenses	2,336	545	1,791	328.6
Provision for impairment of real estate	4,928	—	4,928	100.0
Depreciation and amortization	33,674	27,854	5,820	20.9
Interest expense	17,940	18,394	(454)	(2.5)
Equity in income of unconsolidated affiliates	(243)	—	(243)	100.0
Gain on disposition of property and extinguishment of debt	(29,009)	(589)	(28,420)	4,825.1
Income from discontinued operations	—	(808)	808	(100.0)
Total expenses	$43,020	$54,769	$(11,749)	(21.5)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased $126 primarily due to the dispositions of four student-oriented apartment properties in January 2015.
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
Acquisition related expenses relate to expenses incurred during the acquisition of a property. Acquisition related expenses increased $1,791 for the year ended December 31, 2015 as compared to the same period in 2014 as we acquired significantly more properties in 2015 than 2014.
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

Equity in income of unconsolidated affiliates relates to income from Chicago Parking Garage, which we acquired on December 23, 2014. Going forward, in addition to income from Chicago Parking Garage, changes in the fair value and distributions received from our investment in NYC Retail Portfolio will also be included in equity in income of unconsolidated affiliates.
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

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K and our registration statement related to our First Extended Public Offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our Advisor have expertise with the type of real estate investments we seek; (4) borrowings should enable us to purchase assets and earn rental income more quickly; and (5) best practices corporate governance and high ethical standards help promote long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our Share Repurchase Plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	$ Change
Net cash provided by operating activities	$39,508	$26,921	$12,587
Net cash used in investing activities	(708,736)	(423,709)	(285,027)
Net cash provided by financing activities	680,157	399,646	280,511
Cash provided by operating activities increased by $12,587 for the year ending December 31, 2016, as compared to the same period in 2015. Cash from operating activities increased $13,353 primarily related to acquisitions of properties and investments in unconsolidated real estate affiliates that occurred in 2016 and 2015. Also impacting our cash provided by operating activities are increases in distributions from unconsolidated real estate affiliates of $1,512 and changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, advisor fee payable, and accounts payable and other accrued expenses. These changes in our working capital caused a decrease to cash provided by operating activities of $2,278 between the year ended December 31, 2016 and the same period in 2015, primarily related to an decrease in accounts payable and accrued expenses.

Cash used in investing activities increased by $285,027 for the year ending December 31, 2016, as compared to the same period in 2015. The increase was primarily related to cash used to purchase new properties of $166,510 and cash used for investments in unconsolidated real estate affiliates of $35,785. During the year ended December 31, 2015, we received cash in the amount of $121,694 from the sale of four student-oriented apartment properties as compared to $45,462 during the year ended December 31, 2016 related to the sales of 36 Research Park Drive and Campus Lodge Tampa.
Cash provided by financing activities increased by $280,511 for the year ending December 31, 2016 as compared to the same period in 2015. The increase primarily related to an increase in net proceeds received from the sale of common stock of

$196,609 during 2016 as compared to the same period in 2015. Additionally, there is an increase of $147,274 in net proceeds from mortgage note payables and draws on our line of credit received during the year ended December 31, 2016 as compared to net proceeds of $67,903 during the same period in 2015. Also increasing cash provided by financing activities for the year ended December 31, 2016 was a decrease in distributions to noncontrolling interests of $8,597 related to the sale of four student-oriented apartment properties in 2015.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2016 and 2015 for such debt.
Consolidated Debt

	December 31, 2016		December 31, 2015
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$613,233	3.85%	$427,935	4.37%
Variable	87,930	2.59	59,680	2.40
Total	$701,163	3.69%	$487,615	4.13%
Covenants
At December 31, 2016, we were in compliance with all debt covenants.
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

Contractual Cash Obligations and Commitments
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2016. The table does not include commitments with respect to the purchase of services from our Advisor, as future payments due on such commitments cannot be determined.

Obligations	Total	Payments due by period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$887,272	$128,148	$78,594	$120,381	$560,149
Loan escrows	86	79	7	—	—
Tenant obligations	2,747	2,747	—	—	—
Offering costs	84,381	7,448	22,344	14,896	39,693
Other	1,715	1,667	48	—	—
Total	$976,201	$140,089	$100,993	$135,277	$599,842

(1)
Includes interest expense calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2016, which was 3.85%. Since the interest rates on certain loans are based on a spread over LIBOR, the rates will periodically change; therefore, interest expense for all variable-rate debt was calculated using the effective interest rates of the underlying borrowings at December 31, 2016, which was 2.59%.

We have four long-term debt maturity balloon payments that come due in 2017. We repaid the mortgage note payable collateralized by Norfleet Distribution Center in the amount of $12,000 on February 1, 2017. We plan on either repaying, refinancing or disposing of the properties prior to when the remaining three payments come due in 2017.
We intend to actively monitor and manage our available liquidity to ensure the long-term viability of our Company.
Commitments
From time to time, we have entered into contingent agreements for the acquisition and financing of properties. Such acquisitions and financings are subject to satisfactory completion of due diligence.
We are subject to fixed ground lease payments on South Beach Parking Garage of $100 per year until September 30, 2021 and will increase every five years thereafter by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put their interest to us at a market determined value for a period of 90 days beginning in 2018.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers, which will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine and allocate the transaction price, and recognize revenue when the performance obligation is satisfied.  The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We are in the process of evaluating whether the guidance will impact the accounting for tenant reimbursements, but we currently do not believe this will have a material impact on our consolidated financial statements and notes to our consolidated financial statements.  Additionally, we are evaluating the impact on the timing of gain recognition for dispositions, but currently do not believe there will be a material impact to our consolidated financial statements for dispositions given the simplicity of our historical disposition transactions. We expect to adopt the standard on a cumulative effect method.

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
In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to impact our consolidated financial statements as we have a ground lease arrangement for which we are the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We currently believe the adoption of the standard will not have a material impact for leases where we are the lessor. We are the lessee on one ground lease which will require us to record a right-of-use asset and a lease liability.  We have preliminarily concluded that the adoption of the standard will not have a material impact on the consolidated financial statements for leases where we are the lessee.
In August 2016, the FASB issued Accounting Standard Update 2016-15 Statement of Cash Flows (Topic 230). The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the standard requires the classification of eight specific issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. The standard will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Entities are required to use a retrospective transition approach for all of the issues identified to each period presented. We do not expect this standard to materially effect our consolidated financial statements and related disclosures.
In November 2016, the FASB issued Accounting Standard Update 2016-18 Statement of Cash Flows (Topic 230) – Restricted Cash. The new guidance requires that restricted cash be included as a component of total cash and cash equivalents as presented on the statement of cash flows. The standard is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted in any interim or annual period. We do not expect the application of this standard to materially effect our consolidated financial statements and related disclosures.
In January 2017, the FASB issued Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. We plan to adopt this standard effective January 1, 2017 and expect that most future acquisitions (or disposals) will qualify as asset acquisitions (or disposals). As such, future acquisition related expenses associated with these asset acquisitions will be capitalized.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2016, we had consolidated debt of $701,163, which included $87,930 of variable-rate debt. Including the $5,550 net discount on the assumption of debt and debt issuance costs, we have consolidated debt of $695,613 at December 31, 2016. We also entered into interest rate cap agreements on $8,600 of the variable rate debt which cap the LIBOR rate at between 1.0% and 3.3% over the next year. A 0.25% movement in the interest rate on the $87,930 of variable-rate debt would result in an approximately $220 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2016, the fair value of our mortgage notes payable was estimated to be approximately $5,729 lower than the carrying value of $695,613. If treasury rates were 0.25% higher at December 31, 2016, the fair value of our mortgage notes payable would have been approximately $11,997 lower than the carrying value.
In August 2007, we purchased Railway Street Corporate Centre located in Calgary, Canada. For this investment, we use the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at weighted average rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets and foreign currency translation adjustment on the Consolidated Statements of Operations and Comprehensive Income.
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the year ended December 31, 2016, we recognized a foreign currency translation gain of $452 and for the year ended December 31, 2015, we recognized a foreign currency translation loss of $1,448. At December 31, 2016, a 10% unfavorable exchange rate movement would cause our $452 foreign currency translation gain to be decreased by $736 resulting in a foreign currency translation loss of approximately $284.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2016, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2016, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013).
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2017 Proxy Statement") relating to our 2017 annual meeting of stockholders (our “2017 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2017.

On March 7, 2017, our board of directors determined to hold the 2017 Annual Meeting on May 9, 2017.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2017 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2017 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2017 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.

(2)	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016” at page F-32 below.

(3)	The Index of Exhibits below is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 9, 2017		C. Allan Swaringen President, Chief Executive Officer

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

Signature	Title	Date

/S/ LYNN C. THURBER	Chairman of the Board of Directors, Director	March 9, 2017

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer (Principal Executive Officer)	March 9, 2017

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2017

/S/ VIRGINIA G. BREEN	Director	March 9, 2017

/S/ JONATHAN B. BULKELEY	Director	March 9, 2017

/S/ R. MARTEL DAY	Director	March 9, 2017

/S/ JACQUES N. GORDON	Director	March 9, 2017

/S/ JASON B. KERN	Director	March 9, 2017

/S/ WILLIAM E. SULLIVAN	Director	March 9, 2017

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

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

3.6	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.7	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Company’s prospectus, dated January 16, 2015).

4.2	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to Company's Current Report on Form 8-K filed with the SEC on June 9, 2014).

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

Exhibit Number	Description
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

10.10	Purchase and Sale Agreement for Dylan Point Loma, dated November 9, 2015, between LIPT San Diego, Inc and Monarch at Point Loma Owner, LLC.

10.11	Purchase and Sale Agreement for Maui Mall, dated December 22, 2015, between LIPT East Kaahumanu Avenue, LLC and W-ADP Maui VII, LLC.

21.1	Subsidiaries of the Registrant.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Madison NYC Core Retail Partners, L.P Financial Statements as of and for the year ended December 31, 2016.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

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
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Income Property Trust, Inc. (the Company) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements we also have audited the 2016 financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Income Property Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 9, 2017

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2016	2015
ASSETS
Investments in real estate:
Land (including from VIEs of $25,441 and $32,645, respectively)	$376,457	$251,331
Buildings and equipment (including from VIEs of $153,445 and $187,505, respectively)	1,367,860	889,307
Less accumulated depreciation (including from VIEs of $(19,479) and $(23,146), respectively)	(88,870)	(75,245)
Net property and equipment	1,655,447	1,065,393
Investments in unconsolidated real estate affiliates	228,249	103,003
Net investments in real estate	1,883,696	1,168,396
Cash and cash equivalents (including from VIEs of $9,786 and $13,365, respectively)	45,782	34,739
Restricted cash (including from VIEs of $796 and $666, respectively)	1,967	1,227
Tenant accounts receivable, net (including from VIEs of $1,509 and $1,724, respectively)	3,902	3,500
Deferred expenses, net (including from VIEs of $207 and $118, respectively)	9,498	10,022
Acquired intangible assets, net (including from VIEs of $8,022 and $9,208, respectively)	110,787	86,471
Deferred rent receivable, net (including from VIEs of $901 and $852, respectively)	14,891	9,445
Prepaid expenses and other assets (including from VIEs of $250 and $373, respectively)	4,110	5,978
TOTAL ASSETS	$2,074,633	$1,319,778
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $109,691 and $141,972, respectively)	$695,613	$485,178
Accounts payable and other accrued expenses (including from VIEs of $1,376 and $2,058, respectively)	13,058	13,991
Accrued offering costs	86,517	42,677
Distributions payable	14,555	8,633
Accrued interest (including from VIEs of $400 and $560, respectively)	1,979	1,659
Accrued real estate taxes (including from VIEs of $1,628 and $802 respectively)	5,022	1,925
Advisor fees payable	1,600	3,241
Acquired intangible liabilities, net	21,748	16,984
TOTAL LIABILITIES	840,092	574,288
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized 69,837,581 and 37,092,768 shares issued and outstanding at December 31, 2016 and 2015, respectively	698	371
Class M common stock: $0.01 par value; 200,000,000 shares authorized 36,522,305 and 27,909,411 shares issued and outstanding at December 31, 2016 and 2015, respectively	365	279
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized 12,812,637 and 6,116,812 shares issued and outstanding at December 31, 2016 and 2015, respectively	128	61
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized 7,591,239 and 3,356,619 shares issued and outstanding at December 31, 2016 and 2015, respectively	76	34
Class D common stock: $0.01 par value; 200,000,000 shares authorized 7,963,493 and 7,787,823 shares issued and outstanding at December 31, 2016 and 2015, respectively	80	78
Additional paid-in capital (net of offering costs of $126,995 and $66,344 as of December 31, 2016 and December 31, 2015, respectively)	1,544,955	1,011,797
Accumulated other comprehensive loss	(1,875)	(2,327)
Distributions to stockholders	(199,317)	(151,277)
Accumulated deficit	(118,765)	(123,700)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,226,345	735,316
Noncontrolling interests	8,196	10,174
Total equity	1,234,541	745,490
TOTAL LIABILITIES AND EQUITY	$2,074,633	$1,319,778
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except per share amounts

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenues:
Minimum rents	$106,270	$76,304	$81,495
Tenant recoveries and other rental income	25,589	16,926	16,707
Total revenues	131,859	93,230	98,202
Operating expenses:
Real estate taxes	17,615	11,785	11,924
Property operating	23,870	19,576	25,329
Provision for doubtful accounts	198	498	365
Property general and administrative	1,059	705	831
Advisor fees	15,014	10,654	6,181
Company level expenses	2,220	2,035	2,361
Acquisition expenses	3,918	2,336	545
Provision for impairment of real estate	6,876	4,928	—
Depreciation and amortization	44,950	33,674	27,854
Total operating expenses	115,720	86,191	75,390
Operating income	16,139	7,039	22,812
Other (expenses) and income:
Interest expense	(22,612)	(17,940)	(18,394)
Equity in income of unconsolidated affiliates	10,309	243	—
Gain on disposition of property and extinguishment of debt	1,704	29,009	589
Total other (expenses) and income	(10,599)	11,312	(17,805)
Income from continuing operations	5,540	18,351	5,007
Discontinued operations:
Income from discontinued operations	—	—	808
Total income from discontinued operations	—	—	808
Net income	5,540	18,351	5,815
Net income attributable to the noncontrolling interests	(605)	(6,306)	(762)
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$4,935	$12,045	$5,053
Net income from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.05	$0.20	$0.09
Total income from discontinued operations per share-basic and diluted	$—	$—	$0.02
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.05	$0.20	$0.11
Weighted average common stock outstanding-basic and diluted	106,916,148	61,237,711	45,658,735
Other comprehensive loss:
Foreign currency translation adjustment	452	(1,448)	(784)
Total other comprehensive gain (loss)	452	(1,448)	(784)
Net comprehensive income	$5,387	$10,597	$4,269
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2013	41,678,274	$416	$613,546	$(95)	$(104,919)	$(140,798)	$12,155	$380,305
Issuance of common stock	14,355,812	144	150,245	—	—	—	—	150,389
Repurchase of shares	(7,676,095)	(77)	(80,350)	—	—	—	—	(80,427)
Offering costs	—	—	(11,329)	—	—	—	—	(11,329)
Stock based compensation	4,000	—	41	—	—	—	—	41
Stock conversion	(12,057)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	5,053	762	5,815
Other comprehensive loss	—	—	—	(784)	—	—	—	(784)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	399	399
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(695)	(695)
Distributions declared ($0.46) per share	—	—	—	—	(18,421)	—	—	(18,421)
Balance, December 31, 2014	48,349,934	$483	$672,153	$(879)	$(123,340)	$(135,745)	$12,621	$425,293
Issuance of common stock	36,859,994	368	407,016	—	—	—	—	407,384
Repurchase of shares	(2,950,495)	(28)	(32,054)	—	—	—	—	(32,082)
Offering costs	—	—	(35,361)	—	—	—	—	(35,361)
Stock based compensation	4,000	—	43	—	—	—	—	43
Net income	—	—	—	—	—	12,045	6,306	18,351
Other comprehensive loss	—	—	—	(1,448)	—	—	—	(1,448)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	2,494	2,494
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(11,247)	(11,247)
Distributions declared ($0.48) per share	—	—	—	—	(27,937)	—	—	(27,937)
Balance, December 31, 2015	82,263,433	$823	$1,011,797	$(2,327)	$(151,277)	$(123,700)	$10,174	$745,490
Issuance of common stock	57,672,203	577	652,507	—	—	—	—	653,084
Repurchase of shares	(5,216,381)	(53)	(58,788)	—	—	—	—	(58,841)
Offering costs	—	—	(60,651)	—	—	—	—	(60,651)
Stock based compensation	8,000	—	90	—	—	—	—	90
Net income	—	—	—	—	—	4,935	605	5,540
Other comprehensive income	—	—	—	452	—	—	—	452
Cash contributed from noncontrolling interests	—	—	—	—	—	—	67	67
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(2,650)	(2,650)
Distributions declared ($0.49) per share	—	—	—	—	(48,040)	—	—	(48,040)
Balance, December 31, 2016	134,727,255	$1,347	$1,544,955	$(1,875)	$(199,317)	$(118,765)	$8,196	$1,234,541

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,540	$18,351	$5,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	43,066	32,272	26,885
Gain on disposition of property and extinguishment of debt (including discontinued operations)	(1,704)	(29,009)	(908)
Provision for doubtful accounts (including discontinued operations)	198	498	365
Straight line rent (including discontinued operations)	(5,560)	(1,511)	(2,194)
Provision for impairment of real estate (including discontinued operations)	6,876	4,928	—
Equity in income of unconsolidated affiliates	(10,309)	(775)	—
Distributions received from unconsolidated affiliates	1,512	—	—
Net changes in assets, liabilities and other	(111)	2,167	(270)
Net cash provided by operating activities	39,508	26,921	29,693
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(615,070)	(448,560)	(136,865)
Proceeds from sales of real estate investments and fixed assets	45,462	121,694	14,013
Capital improvements and lease commissions	(24,628)	(9,986)	(9,095)
Investment in unconsolidated real estate affiliates	(120,944)	(85,159)	(17,069)
Deposits for investments under contract	(200)	(3,600)	—
Deposits refunded for investments under contract	3,600	—	—
Distributions received from unconsolidated affiliates	4,495	—	—
Loan escrows	(1,451)	1,902	1,740
Net cash used in investing activities	(708,736)	(423,709)	(147,276)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	623,568	394,544	144,047
Offering costs	(16,811)	(11,155)	(8,449)
Repurchase of shares	(58,841)	(32,082)	(80,426)
Distributions to stockholders	(12,450)	(10,811)	(11,631)
Distributions paid to noncontrolling interests	(2,650)	(11,247)	(695)
Contributions received from noncontrolling interests	67	2,494	399
Deposits for loan commitments	—	(851)	—
Draws on credit facility	185,000	37,000	—
Payment on credit facility	(205,000)	(7,000)	—
Proceeds from mortgage notes and other debt payable	241,400	123,040	99,120
Debt issuance costs	(3,709)	(1,618)	(579)
Payment on early extinguishment of debt	—	(711)	—
Principal payments on mortgage notes and other debt payable	(70,417)	(81,957)	(26,952)
Net cash provided by financing activities	680,157	399,646	114,834
Net increase (decrease) in cash and cash equivalents	10,929	2,858	(2,749)
Effect of exchange rates	114	(330)	(164)
Cash and cash equivalents at the beginning of the year	34,739	32,211	35,124
Cash and cash equivalents at the end of the year	$45,782	$34,739	$32,211
Supplemental disclosure of cash flow information:
Interest paid	$23,408	$17,410	$16,966
Non-cash activities:
Write-offs of receivables	$339	$244	$348
Write-offs of retired assets and liabilities	2,097	15,491	753
Change in liability for capital expenditures	2,418	34	(2,793)
Restricted cash used in purchase of real estate investment	—	—	(9,712)
Net liabilities transferred at sale of real estate investments	902	973	—
Net liabilities assumed at acquisition	1,048	2,117	748
Change in issuance of common stock receivable	(62)	(747)	878
Change in accrued offering costs	43,840	26,906	2,880
Assumption of mortgage notes payable	(61,939)	—	—
Transfers of property in extinguishment of debt settlement	—	—	5,442
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. We expect over time that our real estate portfolio will be further diversified on a global basis through the acquisition of additional properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2016, we owned interests in a total of 70 properties, 69 of which are located in 18 U.S. states and one of which is located in Canada.
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
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of December 31, 2016, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I shares in our First Extended Public Offering of $988,267.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to$350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2016, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Follow-on Private Offering of approximately $68,591.
As of December 31, 2016, 69,837,581 shares of Class A common stock, 36,522,305 shares of Class M common stock, 12,812,637 shares of Class A-I common stock, 7,591,239 shares of Class M-I common stock, and 7,963,493 shares of Class D common stock were outstanding and held by a total of 12,351 stockholders.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between the Company and LaSalle (the "Advisory Agreement"). On May 10, 2016 we renewed our Advisory Agreement with our Advisor for a one-year term expiring on June 5, 2017. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. Affiliates of JLL, have invested an aggregate of $50,200 through purchases of shares of our common stock.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-K and include the accounts of our wholly-owned subsidiaries, consolidated variable interest entities ("VIE") and the unconsolidated investments in real estate affiliates. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of variable interest entities in which we own less than a 100% interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of December 31, 2016, our VIEs include The District at Howell Mill, The Edge at Lafayette, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us. Prior to new consolidation guidance adopted on January 1, 2016, Grand Lakes Marketplace and Townlake of Coppell were not classified as VIEs. VIE disclosures as of December 31, 2015 on our Consolidated Balance Sheets have been updated to include Grand Lakes Marketplace and Townlake of Coppell for comparative purposes.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2016, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. When we have committed to a plan to sell a property that is available for immediate sale, have the necessary approvals and marketing in place, and believe that the sale of the property is probable the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. We recorded $6,876 of impairment charges for the year ended December 31, 2016. We recorded $4,928 of impairment charges for the year ended December 31, 2015. We recorded no impairment charges for the year ended December 31, 2014.
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
We evaluate the carrying values of our investments in unconsolidated real estate affiliates accounted for under the equity method, excluding our investment under the fair value option, in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. We concluded that we did not have any “other than temporary” impairment in our investments in unconsolidated real estate affiliates in 2016, 2015 or 2014 which we account for under the equity method.
Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $5,598, $1,474 and $2,202 for the years ended December 31, 2016, 2015 and 2014, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2016, 2015 and 2014, are $2,524, $1,584 and $1,395, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At December 31, 2016 and 2015, our allowance for doubtful accounts was $170 and $312, respectively.
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
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2016 and 2015 was $2,180 and $1,234, respectively.
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
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2016 and 2015, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the weighted average lease term of the respective leases, which generally range from one to ten years.
Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $36,345 and $21,660 at December 31, 2016 and 2015, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $5,142 and $3,364 at December 31, 2016 and 2015, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2016 is as follows:

	Acquired in-place leases	Acquired above-market leases	Below-market ground leases	Acquired below-market leases
2017	$16,210	$782	$15	$(3,047)
2018	16,177	655	15	(2,947)
2019	13,038	533	15	(2,634)
2020	11,105	471	15	(2,232)
2021	10,535	432	15	(2,030)
Thereafter	39,103	1,363	308	(8,858)
	$106,168	$4,236	$383	$(21,748)

Income Taxes
We made the election to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986 (the “Code”) as of December 23, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, and to meet certain quarterly asset and annual income tests. It is our current intention to adhere to these requirements. As a REIT, we will generally not be subject to corporate-level federal income tax to the extent we distribute 100% of our taxable income to our stockholders. Accordingly, the Consolidated Statements of Operations do not reflect a provision for federal income taxes. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, and to certain federal income and excise taxes.

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
At December 31, 2016 and 2015, we held one investment outside the United States. For the years ended December 31, 2016, 2015 and 2014, total revenues of this foreign investment were $2,793, $3,301 and $4,287, respectively. For the years ended December 31, 2016, 2015 and 2014, total revenues of U.S. domiciled investments were $129,066, $89,929 and $93,915, respectively. At December 31, 2016 and 2015, total assets of our foreign investment were $20,765 and $28,617, respectively. The change in total assets from December 31, 2015 to December 31, 2016 at our foreign investment was mainly a result of the change in foreign currency rate and impairment taken on real estate assets between those dates. At December 31, 2016 and 2015, total assets of U.S. domiciled investments were $2,053,868 and $1,294,075, respectively.
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
Partnership interests accounted for under the fair value option are stated at the fair value of our ownership in the partnership. The fair value is recorded based upon changes in the net asset values of the limited partnership as determined from the financial statements of the limited partnership. During the year ended December 31, 2016 we recorded unrealized changes in fair value classified within the Level 3 category of $8,578 in our investment in NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates). At December 31, 2015, the cost of our investment in NYC Retail Portfolio approximated its fair value.

We have estimated the fair value of our mortgage notes payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using level two inputs was approximately $5,729 lower and $927 higher than the aggregate carrying amounts at December 31, 2016 and 2015, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
        As of December 31, 2016, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	5	$88,680
Interest Rate Swap	3	71,400
The fair value of our interest rate caps and swaps represent assets of $1,606 and liabilities of $153 at December 31, 2016 and 2015, respectively.
Discontinued Operations
Effective January 1, 2014, GAAP was amended to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Sales and the results of operations of individual properties being sold will be presented in the continuing operations section of our Consolidated Statements of Operations and Comprehensive Income.
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

The following table summarizes the effects of this change:

	As of December 31, 2015
	Previously Reported	Adjustment	Corrected
Accrued offering costs	$—	$42,677	$42,677
Accounts payable and other accrued expenses	17,235	(3,244)	13,991
Total liabilities	534,855	39,433	574,288
Additional paid in capital	1,051,230	(39,433)	1,011,797
Total equity	784,923	(39,433)	745,490

	For the period ended December 31, 2015
	Previously Reported	Adjustment	Corrected
Offering costs	$(11,759)	$(23,602)	$(35,361)

	As of December 31, 2014
	Previously Reported	Adjustment	Corrected
Additional paid in capital	$687,984	$(15,831)	$672,153
Total equity	441,124	(15,831)	425,293

	For the period ended December 31, 2014
	Previously Reported	Adjustment	Corrected
Offering costs	$(6,541)	$(4,788)	$(11,329)

	As of December 31, 2013
	Previously Reported	Adjustment	Corrected
Additional paid in capital	$624,589	$(11,043)	$613,546
Total equity	391,348	(11,043)	380,305
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.

2016 Acquisitions
On April 1, 2016, we acquired San Juan Medical Center, a newly constructed 40,000 square foot medical office building located in San Juan Capistrano, California, for approximately $26,390. The acquisition was funded with cash on hand.
On April 11, 2016, we acquired Tampa Distribution Center, a 386,000 square foot industrial building located in Tampa, Florida, for approximately $28,300. The acquisition was funded with cash on hand.
On May 19, 2016, we acquired Aurora Distribution Center, a newly constructed 305,000 square foot industrial building located in Aurora, Illinois, for approximately $27,700. The acquisition was financed with a seven-year mortgage loan that bears interest at a fixed rate of 3.39% in the amount of $13,850 and cash on hand.
On May 26, 2016, we acquired Lane Parke Apartments, a 276 unit apartment building located in Mountain Brook, Alabama, for approximately $73,300. The property was funded with cash on hand. On October 13, 2016, we entered into ten-year mortgage loan that bears interest at a fixed-rate of 3.18%, in the amount of approximately $37,000.
On June 29, 2016, we acquired Valencia Industrial Portfolio, a five property, 491,000 square foot industrial portfolio for approximately $64,500. Valencia Industrial Portfolio is located in Valencia, California and was funded with cash on hand and a draw on our line of credit.
On July 27, 2016, we acquired Silverstone Marketplace, a newly constructed 78,000 square foot grocery-anchored retail center located in Scottsdale, Arizona for approximately $47,000. The acquisition was funded with cash on hand.
On August 9, 2016, we acquired Dylan Point Loma, a newly constructed 180-unit luxury apartment community located in the coastal town of Point Loma just north of San Diego, California for approximately $90,000. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.83%, in the amount of $40,500, a draw on our line of credit and cash on hand.
On September 8, 2016, we acquired Pinole Point Distribution Center, a newly constructed, two building 477,000 square foot industrial portfolio located in Richmond, California for approximately $76,200. The acquisition was funded by a draw on our line of credit and cash on hand. On December 29, 2016, we acquired a third fully leased Class-A, state-of-the-art warehouse at Pinole Point Distribution Center for approximately $8,000 using cash on hand. This 41,000 square foot warehouse brings the combined distribution center square footage to 518,000 and total acquisition price to $84,200.
On September 22, 2016, we acquired The Penfield, a 254-unit apartment complex located in downtown Saint Paul, Minnesota for approximately $65,500. The acquisition was financed by the assumption of a mortgage loan that bears interest at a fixed-rate of 3.57% in the amount of $39,305, a draw on our line of credit and cash on hand. The mortgage loan matures in March 2054.
On September 30, 2016, we acquired Kierland Village Center, a 118,000 square foot grocery-anchored retail center, located in Scottsdale, Arizona, for approximately $34,500. The acquisition was funded by a draw on our line of credit and cash on hand.
On September 30, 2016, we acquired Timberland Town Center, a newly constructed 92,000 square foot grocery-anchored shopping center located in the affluent Portland suburb of Beaverton, Oregon for approximately $42,600. The acquisition was financed by the assumption of a nine-year mortgage loan that bears interest at a fixed-rate of 4.07% in the amount of $22,634, a draw on our line of credit and cash on hand.
On December 1, 2016, we acquired 180 North Jefferson, a 28-story, 274-unit apartment tower in Chicago, Illinois. The purchase price was approximately $96,500. The acquisition was financed with a one-year mortgage loan that bears a floating interest rate equal to LIBOR plus 1.40% in the amount of $48,250, a draw on our line of credit and cash on hand.

We allocated the purchase price of our 2016 acquisitions in accordance with authoritative guidance as follows:

2016 Acquisitions
Land	$134,978
Building and equipment	509,512
In-place lease intangible (acquired intangible assets)	40,925
Above-market lease intangible (acquired intangible assets)	881
Below-market lease intangible (acquired intangible liabilities)	(8,229)
$678,067
Amortization period for intangible assets and liabilities	4 months - 44 years

During the years ended December 31, 2016, 2015 and 2014, we incurred $3,918, $2,336, and $545, respectively, of acquisition expenses recorded on the Consolidated Statements of Operations and Other Comprehensive Income. For properties acquired during 2016, we recorded total revenue of $18,244 and net loss of $1,276 during the year end December 31, 2016. For properties acquired during 2015, we recorded total revenue of $10,875 and net loss of $2,955 during the year ended December 31, 2015. For properties acquired during 2014, we recorded total revenue of $10,481 and net income of $757 during the year ended December 31, 2014.
Pro Forma Information (Unaudited)
The following pro forma financial information is presented as if our 2016 acquisitions had been consummated on the earlier of January 1, 2015 or the date the property began operations. The pro forma financial information is for comparative purposes only and not necessarily indicative of what our actual results of operations would have been had our 2016 acquisitions been consummated on the earlier of January 1, 2015 or the date the property began operations, nor does it purport to represent the results of operations for future periods.
If these acquisitions had occurred on January 1, 2015, our consolidated total revenues and net income for the year ended December 31, 2016 would have been $154,742 and $10,253, respectively, and our total consolidated revenues and net income for the year ended December 31, 2015 would have been $133,617 and $17,109, respectively. Net income per share for the years ended December 31, 2016 and 2015 would have been $0.10 and $0.28 per share, respectively. Basic per share amounts are based on the weighted average of shares outstanding of 106,916,148 and 61,237,711 for the years ended December 31, 2016 and 2015, respectively.
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

On July 30, 2015, we acquired AQ Rittenhouse, a newly constructed Class A apartment property located near Rittenhouse Square in Philadelphia, Pennsylvania, for approximately $51,000. The 110 unit, 12 story apartment building is complemented by 13,000 square feet of ground floor commercial space. The acquisition was financed with a ten-year mortgage loan that bears interest at a fixed-rate of 3.65%, in the amount of $26,370, and cash on hand.

On September 30, 2015, we acquired Whitestone Market, a 145,000 square foot, grocery anchored retail center for approximately $51,500. Whitestone Market, located in Austin, Texas was funded with cash on hand. On November 23, 2015, we entered into ten-year mortgage loan that bears interest at a fixed-rate of 3.58%, in the amount of approximately $25,800.

On September 30, 2015, we acquired O'Hare Industrial Portfolio, a seven property, 642,000 square foot industrial portfolio for approximately $71,000. O'Hare Industrial Portfolio is located near O'Hare Airport just outside Chicago, Illinois and was funded with cash on hand.
On December 21, 2015, we acquired 140 Park Avenue, a newly constructed 100,000 square foot medical office building located in Florham Park, New Jersey, for approximately $45,600. The acquisition was funded using cash on hand. On March 17, 2016, we entered into a $22,800 mortgage note payable on 140 Park Avenue. The mortgage note is for five years and bears a floating interest rate equal to LIBOR plus 1.75%. We entered into an interest rate swap for this loan which fixed the interest rate at 3.00% for the five year term.
On December 22, 2015, we acquired Maui Mall, a 235,000 square foot, grocery anchored retail center for approximately $91,100. The property is located on the island of Maui in Hawaii. The acquisition was funded using a draw on our line of credit and cash on hand. On May 25, 2016, we entered into a $39,000 mortgage note payable on Maui Mall. The mortgage note bears an interest rate of 3.64% for the ten year term.

We allocated the purchase price of our 2015 acquisitions in accordance with authoritative guidance as follows:

2015 Acquisitions
Land	$107,913
Building and equipment	294,910
In-place lease intangible (acquired intangible assets)	53,624
Above-market lease intangible (acquired intangible assets)	2,930
Below-market lease intangible (acquired intangible liabilities)	(8,345)
$451,032
Amortization period for intangible assets and liabilities	1 month - 18 years
Pro Forma Information (Unaudited)
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
On January 28, 2014, we acquired South Beach Parking Garage, a 343 stall, multi-level parking facility located on South Beach in Miami, Florida for approximately $22,050, using cash on hand and a draw on our line of credit.
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

We allocated the purchase price of our 2014 acquisitions in accordance with authoritative guidance as follows:

2014 Acquisitions
Land	$26,515
Building and equipment	108,997
Ground lease value (acquired intangible assets)	428
In-place lease intangible (acquired intangible assets)	18,810
Above-market lease intangible (acquired intangible assets)	1,214
Below-market lease intangible (acquired intangible liabilities)	(8,639)
$147,325
Amortization period for intangible assets and liabilities	3 - 14 years
Pro Forma Information (Unaudited)
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
If these acquisitions had occurred on January 1, 2013, our consolidated total revenues and net income for the year ended December 31, 2014 would have been $102,702 and $7,419, respectively. Net income per share for the year ended December 31, 2014 would have been $0.16. Basic per share amount is based on the weighted average of shares outstanding of 45,658,735 for the year ended December 31, 2014.
Impairment of Investments in Real Estate
 In accordance with authoritative guidance for impairment of long-lived assets, we recorded the following impairments of investments for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Railway Street Corporate Centre	$6,876	$—
36 Research Park Drive	—	4,928
Provision for impairment of real estate	$6,876	$4,928
The valuation of these assets is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization and discount rates. We review each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions include the capitalization rate used in the income capitalization valuation and projected property net operating income and net cash flows. Additionally, the valuation considered bid and ask prices for similar properties. We have determined that the significant inputs used to value the impaired assets fall within Level 3. These significant inputs are based on market conditions and our expected growth rates. Capitalization rates ranging from 7.00% to 8.00% and discount rates ranging from 8.50% to 9.25% were utilized in the models and are based upon observable rates that we believe to be within a reasonable range of current market rates.
For the year ended December 31, 2016
As of September 30, 2016, we determined that Railway Street Corporate Centre no longer fits our current investment objectives and strategy and reduced our expected hold period. We further determined that this asset was impaired as the carrying value of the investment was not deemed recoverable. Therefore, we recognized an impairment charge totaling $6,876, which represents the difference between the fair value and the carrying value of the property.

For the year ended December 31, 2015
As of December 31, 2015, we determined that 36 Research Park Drive no longer fit our current investment objectives and strategy and thus reduced our expected hold period. As such we determined this asset was impaired due to the carrying value of the investment exceeding the fair value. We recognized an impairment charge totaling $4,928, which represents the difference between the fair value and the carrying value of the property.
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
Discontinued Operations
The following table summarizes the loss from discontinued operations for previously disposed of properties for the year ended December 31, 2014:

Year Ended December 31, 2014
Total revenue	$839
Property operating	(26)
General and administrative	(5)
Income from discontinued operations	$808

The dispositions of Cabana Beach San Marcos, Cabana Beach Gainesville, Campus Lodge Athens, Campus Lodge Columbia, Stirling Slidell Centre, 4 Research Park Drive, 36 Research Park Drive, and Campus Lodge Tampa are not included in discontinued operations as a result of the adoption of new accounting guidance on January 1, 2014. Discontinued operations presented for the year ended December 31, 2014 relate to operations of properties classified as discontinued operations prior to adopting the guidance on January 1, 2014.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES

All references to square footage are unaudited.

Fair Value Option Investments
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P, which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion is approximately $85,600 including closing costs. As of December 31, 2016, the NYC Retail Portfolio owned 14 retail properties totaling approximately 2,567,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. Our investment in the NYC Retail Portfolio will be presented on our Consolidated Balance Sheets within investments in unconsolidated real estate affiliates. Changes in the fair value of our investment as well as cash distributions received will be recorded on our Consolidated Statements of Operations and Comprehensive Income within equity in income of unconsolidated affiliates. As of December 31, 2016 and December 31, 2015, the carrying amount of our investment in the NYC Retail Portfolio was $89,151 and $85,068, respectively. During the year ended December 31, 2016 we recorded increases in fair value of our investment in the NYC Retail Portfolio of $8,578. During the year ended December 31, 2016 we received a distribution of income totaling $1,125. This cash distribution increased equity in income of unconsolidated affiliates. During the year ended December 31, 2016, we received return of capital distributions totaling $4,495, related to the sale of an 84,000 square foot retail property and extinguishment of its mortgage loan. These distributions reduced the carrying amount of our investment in the 14 property NYC Retail Portfolio. For the year ended December 31, 2015, we recorded no changes in fair value of our investment in the NYC Retail Portfolio and received no cash distributions. We recorded $532 of acquisition expenses related to the investment for the year ended December 31, 2015 within equity in income of unconsolidated affiliates.

Equity Method Investments

Chicago Parking Garage
On December 23, 2014, we acquired a condominium interest in Chicago Parking Garage, a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois for approximately $16,900 using cash on hand. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At December 31, 2016 and December 31, 2015, the carrying amount of our investment in Chicago Parking Garage were $18,373 and $17,935, respectively.

Pioneer Tower

On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750 using cash on hand. Pioneer Tower sits atop a retail property owned by an independent third party. The land under the property is owned as a condominium interest with the owner of the retail property. In accordance with authoritative guidance, Pioneer Tower is accounted for as an investment in an unconsolidated real estate affiliate. At December 31, 2016, the carrying amount of our investment in Pioneer Tower was $120,726.

Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	December 31, 2016	December 31, 2015
Net investments in real estate	$114,769	$16,803
Acquired intangible assets, net	26,629	—
Other assets	4,833	1,275
Total assets	$146,231	$18,078

Acquired intangible liabilities, net	$6,373	$—
Other liabilities	768	148
Total liabilities	7,141	148
Members’ equity	139,090	17,930
Total liabilities and members' equity	$146,231	$18,078

Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Year Ended December 31, 2016	Year Ended December 31, 2015	For the Period From December 23, 2014 through December 31, 2014
Total revenues	$6,589	$1,704	$30
Total operating expenses	5,983	929	30
Net income	$606	$775	$—

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Property	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2016	December 31, 2015
Campus Lodge Tampa	October 1, 2016	Fixed	5.95%	$—	$31,730
Station Nine	December 31, 2016	Fixed	5.50	—	36,885
Norfleet Distribution Center	February 1, 2017	Floating	3.52	12,000	12,000
The District at Howell Mill	June 1, 2017	Fixed	6.14	9,386	9,535
Railway Street Corporate Centre (1)	September 1, 2017	Fixed	5.16	20,565	20,314
180 North Jefferson	December 1, 2017	Floating	2.17	48,250	—
The Edge at Lafayette	December 1, 2018	Floating	3.26	17,680	17,680
Grand Prairie Distribution Center	April 1, 2019	Fixed	3.58	8,600	8,600
Townlake of Coppell	June 1, 2020	Fixed	3.25	28,800	28,800
Suwanee Distribution Center	October 1, 2020	Fixed	3.66	19,100	19,100
140 Park Avenue	March 1, 2021	Fixed	3.00	22,800	—
Monument IV at Worldgate	February 1, 2023	Fixed	3.13	40,000	—
111 Sutter Street	April 1, 2023	Fixed	4.50	53,922	53,922
Aurora Distribution Center	June 1, 2023	Fixed	3.39	13,850	—
Grand Lakes Marketplace	October 1, 2023	Fixed	4.20	23,900	23,900
Oak Grove Plaza	February 1, 2024	Fixed	4.17	10,019	10,213
South Seattle Distribution Center	March 1, 2024	Fixed	4.38	19,287	19,500
Charlotte Distribution Center	September 1, 2024	Fixed	3.66	10,220	10,220
Skokie Commons	June 1, 2025	Fixed	3.31	24,400	24,400
DFW Distribution Center	June 1, 2025	Fixed	3.23	17,720	17,720
AQ Rittenhouse	September 1, 2025	Fixed	3.65	26,370	26,370
Timberland Town Center	October 1, 2025	Fixed	4.07	22,532	—
Whitestone Market	December 1, 2025	Fixed	3.58	25,750	25,750
Maui Mall	June 1, 2026	Fixed	3.64	39,000	—
Rancho Temecula Town Center	July 1, 2026	Fixed	4.02	28,000	28,000
Dylan Point Loma	September 1, 2026	Fixed	3.83	40,500	—
Lane Parke Apartments	November 1, 2026	Fixed	3.18	37,000	—
The District at Howell Mill	March 1, 2027	Fixed	5.30	32,377	32,976
The Penfield	March 1, 2054	Fixed	3.57	39,135	—
Line of Credit	September 19, 2017	Floating	2.32	10,000	30,000
TOTAL				$701,163	$487,615
Net debt discount on assumed debt and debt issuance costs				(5,550)	(2,437)
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$695,613	$485,178

(1)	This loan is denominated in Canadian dollars, but is reported in U.S. dollars at the exchange rate in effect on the balance sheet date.

We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows as of December 31, 2016:

Property	Debt Premium (Discount)	Effective Interest Rate
The District at Howell Mill	$(1,991)	6.34%
111 Sutter Street	2,177	2.66
The Penfield	(2,234)	4.02
Timberland Town Center	890	3.34
Net debt discount on assumed debt	$(1,158)
Aggregate future principal payments of mortgage notes payable as of December 31, 2016 are as follows:

Year	Amount
2017	$93,122
2018	21,510
2019	13,248
2020	52,575
2021	28,488
Thereafter	482,220
Total	$691,163

We have four long-term debt maturity balloon payments that come due in 2017. We repaid the mortgage note payable collateralized by Norfleet Distribution Center in the amount of $12,000 on February 1, 2017. We plan on either repaying, refinancing or disposing of the properties prior to when the remaining three payments come due in 2017.
Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $1,429,000 and $915,000 at December 31, 2016 and 2015, respectively, have been pledged as collateral, and are not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, cash from future property operations and capital from the proceeds of the First Extended Public Offering.
Line of Credit
On September 19, 2016, we extended and expanded our existing $100,000 revolving line of credit agreement with Bank of America, N.A to $150,000. The line of credit has a one-year term with a $75,000 six-month extension at our option and bears interest based on LIBOR plus a spread ranging from 1.55% to 2.25% depending on our leverage ratio (1.55% spread at December 31, 2016). We intend to use the line of credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our line of credit if we experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party. As of December 31, 2016, we believe no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. As of December 31, 2016, we had $10,000 in borrowings outstanding on the revolving line of credit.
Covenants
At December 31, 2016, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at December 31, 2016 and December 31, 2015 were $2,537 and $2,107, respectively. Upon implementing FASB Accounting Standard Update 2015-03, Simplifying the Presentation of Debt

Issuance Costs during the period ended March 31, 2016, we reclassified $2,914 of net debt issuance costs from Deferred expenses, net to Mortgage notes and other debt payable, net on our Consolidated Balance Sheet as of December 31, 2015.
NOTE 6—COMMON STOCK
We have five classes of common stock authorized as of December 31, 2016: Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to our dealer manager with respect to each outstanding share of each class, as a percentage of net asset value ("NAV"), are as follow:

	Selling Commission (1)	Dealer Manager Fee (2)
Class A Shares	up to 3.5%	1.05%
Class M Shares	None	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	None	0.05%
Class D Shares (3)	up to 1.0%	None

(1)	Selling commissions are paid on the date of purchase.

(2)
We accrue all future dealer manager fees up to the ten percent regulatory limitation as accrued offering costs on our Consolidated Balance Sheets on the date of sale of our common stock. For NAV purposes, dealer manager fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee.

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the years ending December 31, 2016, 2015 and 2014 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2013	13,043,452	28,634,822	—	—	—
Issuance of common stock	7,692,796	2,625,546	392,344	286,564	3,358,562
Repurchase of shares	(292,407)	(7,383,688)	—	—	—
Stock based compensation	—	4,000	—	—	—
Stock conversion	(4,200,022)	(448,488)	4,187,965	448,488	—
Balance, December 31, 2014	16,243,819	23,432,192	4,580,309	735,052	3,358,562
Issuance of common stock	21,343,165	6,313,989	2,152,012	2,621,567	4,429,261
Repurchase of shares	(494,216)	(1,840,770)	(615,509)	—	—
Stock based compensation	—	4,000	—	—	—
Balance, December 31, 2015	37,092,768	27,909,411	6,116,812	3,356,619	7,787,823
Issuance of common stock	33,964,726	10,960,513	6,793,256	4,226,620	1,727,088
Repurchase of shares	(1,219,913)	(2,347,619)	(97,431)	—	(1,551,418)
Stock based compensation	—	—	—	8,000	—
Balance, December 31, 2016	69,837,581	36,522,305	12,812,637	7,591,239	7,963,493

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the years ending December 31, 2016, 2015 and 2014 were as follows:

	December 31, 2016		December 31, 2015		December 31, 2014
	# of shares	$ Amount	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	33,964,726	$385,295	21,343,165	$236,547	7,692,796	$80,485
Class M Shares	10,960,513	123,609	6,313,989	69,445	2,629,546	27,434
Class A-I Shares	6,793,256	77,104	2,152,012	23,655	392,344	4,100
Class M-I Shares	4,234,620	47,716	2,621,567	28,633	286,564	3,012
Class D Shares	1,727,088	19,450	4,429,261	49,147	3,358,562	35,399
Total		$653,174		$407,427		$150,430

Share Repurchase Plan
Our share repurchase plan allows stockholders to request that we repurchase all or a portion of their shares of Class A, Class M, Class A-I, Class M-I and Class D common stock on a daily basis at that day's NAV per share for the class of shares being repurchased. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter. On December 2, 2014, our board of directors voted unanimously to increase the repurchase limitation under our share repurchase plan for the quarter ended December 31, 2014 from 5% of the combined NAV of all classes of shares to 6% of the combined NAV of all classes of shares as of September 30, 2014. For the year ended December 31, 2016, we repurchased 1,219,913, 2,347,619, 97,431, and 1,551,418 shares of Class A, Class M, Class A-I, and Class D common stock, respectively, under our share repurchase plan. During the year ended December 31, 2015, we repurchased 494,216, 1,840,770, and 615,509 shares of Class A, Class M, and Class A-I common stock, respectively. During the year ended December 31, 2014, we repurchased 292,407 and 2,814,586 shares of Class A and Class M common stock, respectively.
During the year ended December 31, 2014, we repurchased 179,822 shares of our Class M common stock in private negotiated transactions outside the share repurchase plan described above. The repurchases were made at 2% to 5% discounts to NAV per share on the date of repurchase.
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

Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the year ended December 31, 2016, we issued 2,639,549 shares of common stock for $29,668 under the distribution reinvestment plan. For the year ended December 31, 2015, we issued 1,240,552 shares of common stock for $13,630 under the distribution reinvestment plan. For the year ended December 31, 2014, we issued 529,036 shares of common stock for $5,505 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 106,916,148, 61,237,711, and

45,658,735 for the years ended December 31, 2016, 2015 and 2014, respectively. We have no dilutive or potentially dilutive securities.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers prior to the commencement of the offerings) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through January 16, 2015, which is the date the SEC declared our registration statement effective for the First Extended Public Offering, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the Initial Public Offering. Following the First Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the First Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the First Extended Public Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2016 and December 31, 2015, LaSalle had paid approximately $1,714 and $2,009, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in Accrued offering costs.

NOTE 7—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at December 31, 2016 are as follows:

Year	Amount (1)
2017	$103,959
2018	81,550
2019	73,996
2020	68,364
2021	59,561
Thereafter	296,545
Total	$683,975

(1)	Amounts included related to Railway Street Corporate Centre have been converted from Canadian dollars to U.S. dollars using the appropriate exchange rate as of December 31, 2016.
Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the years ended December 31, 2016, 2015 and 2014, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the decrease in rents from 2017 future rents to 2018 is related to our apartment properties which usually have a one year lease life.

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
The fixed advisory fees for the years ended December 31, 2016, 2015 and 2014 were $15,014, $8,374 and $5,931, respectively. The performance fees for the years ended December 31, 2016, 2015 and 2014 were $0, $2,280 and $250, respectively. Included in Advisor fees payable at December 31, 2016 was $1,600 of fixed fee expense. Included in Advisor fees payable at December 31, 2015 was $3,241 of fixed fee and performance fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the years ended December 31, 2016, 2015 and 2014, JLL Americas was paid $482, $610 and $918, respectively, for property management and leasing services. During the year ended December 31, 2016, we paid JLL Americas $114 in loan placement fees related to the mortgage notes payable for 140 Park Avenue and $647 in brokerage fees for the 36 Research Park Drive property sale and the Dylan Point Loma acquisition. During the year ended December 31, 2015, we paid JLL Americas $383 in loan placement fees related to the mortgage notes payable on Skokie Commons, AQ Rittenhouse and Whitestone Market. During the year ended December 31, 2014, we paid JLL Americas $201 in loan placement fees related to the mortgage notes payable on South Seattle Distribution Center, Oak Grove Plaza, and Charlotte Distribution Center.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the years ended December 31, 2016, 2015 and 2014, we paid the Dealer Manager selling commissions and dealer manager fees totaling $11,317, $5,993 and $3,599, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs at December 31, 2016 and December 31, 2015 were $84,803 and $40,557 of dealer manager fees payable, respectively.
As of December 31, 2016 and 2015, we owed $1,714 and $2,009, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
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
We are subject to fixed ground lease payments on South Beach Parking Garage of $100 per year until September 30, 2021 and will increase every five years thereafter by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put their interest to us at a market determined value for a period of 90 days beginning in 2018.

NOTE 10—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income from continuing operations for the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31, 2016	Apartments	Industrial	Office	Retail	Other	Total
Assets	$492,530	$488,454	$300,702	$517,758	$21,313	$1,820,757

Revenues:
Minimum rents	$26,835	$24,792	$28,288	$26,078	$277	$106,270
Tenant recoveries and other rental income	1,675	7,481	4,961	9,228	2,244	25,589
Total revenues	$28,510	$32,273	$33,249	$35,306	$2,521	$131,859
Operating expenses:
Real estate taxes	$3,633	$5,472	$3,485	$4,662	$363	$17,615
Property operating	8,727	2,138	7,129	4,973	903	23,870
Provision for doubtful accounts	17	—	17	164	—	198
Total segment operating expenses	$12,377	$7,610	$10,631	$9,799	$1,266	$41,683
Operating income - Segments	$16,133	$24,663	$22,618	$25,507	$1,255	$90,176

Capital expenditures by segment	$2,702	$1,456	$13,959	$4,186	$41	$22,344

Reconciliation to income from continuing operations
Operating income - Segments						$90,176
Property general and administrative						1,059
Advisor fees						15,014
Company level expenses						2,220
Acquisition expenses						3,918
Provision for impairment of real estate						6,876
Depreciation and amortization						44,950
Operating income						$16,139
Other income and (expenses):
Interest expense						$(22,612)
Equity in income of unconsolidated affiliates						10,309
Gain on disposition of property and extinguishment of debt						1,704
Total other income and (expenses)						$(10,599)
Income from continuing operations						$5,540

Reconciliation to total consolidated assets as of December 31, 2016
Assets per reportable segments						$1,820,757
Unconsolidated real estate affiliates and corporate level assets						253,876
Total consolidated assets						$2,074,633

Year Ended December 31, 2015	Apartments	Industrial	Office	Retail	Other	Total
Assets	$211,532	$292,730	$281,582	$392,718	$21,981	$1,200,543

Revenues:
Minimum rents	$19,743	$15,761	$24,361	$16,168	$271	$76,304
Tenant recoveries and other rental income	920	4,192	4,657	4,639	2,518	16,926
Total revenues	$20,663	$19,953	$29,018	$20,807	$2,789	$93,230
Operating expenses:
Real estate taxes	$2,036	$3,130	$3,062	$3,116	$441	$11,785
Property operating	7,731	1,331	7,170	2,436	908	19,576
Provision for doubtful accounts	170	—	1	327	—	498
Total segment operating expenses	$9,937	$4,461	$10,233	$5,879	$1,349	$31,859
Operating income - Segments	$10,726	$15,492	$18,785	$14,928	$1,440	$61,371

Capital expenditures by segment	$1,941	$152	$7,281	$452	$353	$10,179

Reconciliation to income from continuing operations
Operating income - Segments						$61,371
Property general and administrative						705
Advisor fees						10,654
Company level expenses						2,035
Acquisition expenses						2,336
Provision for impairment of real estate						4,928
Depreciation and amortization						33,674
Operating income						$7,039
Other income and (expenses):
Interest expense						$(17,940)
Equity in income of unconsolidated affiliates						243
Gain on disposition of property and extinguishment of debt						29,009
Total other income and (expenses)						$11,312
Income from continuing operations						$18,351

Reconciliation to total consolidation assets as of December 31, 2015
Assets per reportable segments						$1,200,543
Unconsolidated real estate affiliates and corporate level assets						119,235
Total consolidated assets						$1,319,778

Year Ended December 31, 2014	Apartments	Industrial	Office	Retail	Other	Total
Revenues:
Minimum rents	$31,643	$12,072	$25,124	$12,394	$262	$81,495
Tenant recoveries and other rental income	1,824	3,270	4,256	4,784	2,573	16,707
Total revenues	$33,467	$15,342	$29,380	$17,178	$2,835	$98,202
Operating expenses:
Real estate taxes	$2,990	$2,472	$3,221	$2,899	$342	$11,924
Property operating	14,163	787	6,896	2,186	1,297	25,329
Provision for doubtful accounts	250	—	63	51	1	365
Total segment operating expenses	$17,403	$3,259	$10,180	$5,136	$1,640	$37,618
Operating income - Segments	$16,064	$12,083	$19,200	$12,042	$1,195	$60,584

Capital expenditures by segment	$3,225	$1,606	$6,512	$598	$28	$11,969

Reconciliation to income from continuing operations
Operating income - Segments						$60,584
Property general and administrative						831
Advisor fees						6,181
Company level expenses						2,361
Acquisition expenses						545
Depreciation and amortization						27,854
Operating income						$22,812
Other income and (expenses):
Interest expense						$(18,394)
Gain on disposition of property and extinguishment of debt						589
Total other income and (expenses)						$(17,805)
Income from continuing operations						$5,007

NOTE 11—DISTRIBUTIONS PAYABLE

On November 18, 2016, our board of directors approved a gross distribution for the fourth quarter of 2016 of $0.125 per share to stockholders of record as of December 29, 2016. The distribution was paid on January 27, 2017. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.125 per share, less applicable class-specific fees, if any.
NOTE 12—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers, which will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine and allocate the transaction price, and recognize revenue when the performance obligation is satisfied.  The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We are in the process of evaluating whether the guidance will impact the accounting for tenant reimbursements, but we currently do not believe this will have a material impact on our consolidated financial statements and notes to our consolidated financial statements.  Additionally, we are evaluating the impact on the timing of gain recognition for dispositions, but currently do not believe there will be a material impact to our consolidated financial statements for dispositions given the simplicity of our historical disposition transactions. We expect to adopt the standard on a cumulative effect method.

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
In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to impact our consolidated financial statements as we have a ground lease arrangement for which we are the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We currently believe the adoption of the standard will not have a material impact for leases where we are the lessor. We are the lessee on one ground lease which will require us to record a right-of-use asset and a lease liability.  We have preliminarily concluded that the adoption of the standard will not have a material impact on the consolidated financial statements for leases where we are the lessee.
In August 2016, the FASB issued Accounting Standard Update 2016-15 Statement of Cash Flows (Topic 230). The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the standard requires the classification of eight specific issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. The standard will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Entities are required to use a retrospective transition approach for all of the issues identified to each period presented. We do not expect this standard to materially effect our consolidated financial statements and related disclosures.
In November 2016, the FASB issued Accounting Standard Update 2016-18 Statement of Cash Flows (Topic 230) – Restricted Cash. The new guidance requires that restricted cash be included as a component of total cash and cash equivalents as presented on the statement of cash flows. The standard is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted in any interim or annual period. We do not expect the application of this standard to materially effect our consolidated financial statements and related disclosures.
In January 2017, the FASB issued Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. We plan to adopt this standard effective January 1, 2017 and expect that most future acquisitions (or disposals) will qualify as asset acquisitions (or disposals). As such, future acquisition related expenses associated with these asset acquisitions will be capitalized.
NOTE 13—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016	Three Months Ended September 30, 2016	Three Months Ended December 31, 2016
Total revenues	$29,346	$30,933	$34,191	$37,389
Operating income (loss)	7,146	6,035	(1,852)	4,810
Income (loss) from continuing operations	1,560	(97)	(1,376)	5,453
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	1,486	(171)	(1,772)	5,392
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.02	$—	$(0.02)	$0.04
Weighted average common stock outstanding-basic and diluted	87,274,769	98,434,716	113,935,929	127,713,494

	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015	Three Months Ended September 30, 2015	Three Months Ended December 31, 2015
Total revenues	$21,725	$21,474	$23,275	$26,756
Operating income (loss)	5,103	3,483	978	(2,525)
Income (loss) from continuing operations	30,065	(449)	(3,546)	(7,719)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	23,512	(352)	(3,289)	(7,826)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.48	$(0.01)	$(0.05)	$(0.10)
Weighted average common stock outstanding-basic and diluted	49,162,338	54,700,285	63,528,103	77,226,550
All significant fluctuations between the quarters are attributable to acquisitions and dispositions made in 2016 and 2015 with the exception of impairment recorded during the quarters ended September 30, 2016, December 31, 2016 and December 31, 2015.

NOTE 14—SUBSEQUENT EVENTS

On January 17, 2017, a 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. Sale proceeds will be maintained by the limited partnership for operating needs.
On January 31, 2017, we entered into an agreement to sell The Edge at Lafayette, a 207,000 square foot student-oriented apartment property located in Lafayette, LA, for approximately $30,500. The property was reclassified as held for sale on January 31, 2017. We decided to sell the property as it no longer fit our long-term strategic plans. We expect the sale to close during the first quarter of 2017. The following are the assets and liabilities of The Edge at Lafayette, which is included in our apartment segment, as of December 31, 2016:

The Edge at Lafayette
Land	$1,782
Building and equipment, net	17,975
Other assets, net	5,367
Total assets	$25,124

Mortgage notes payable, net	$17,620
Other liabilities, net	234
Total liabilities	$17,854
On February 1, 2017, we repaid the mortgage note payable collateralized by Norfleet Distribution Center in the amount of $12,000.
On March 7, 2017, our board of directors approved a gross distribution for the first quarter of 2017 of $0.125 per share to stockholders of record as of March 30, 2017, payable on or around May 1, 2017. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.125 per share, less applicable class-specific fees, if any.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Apartment Properties:
Station Nine Apartments—Durham, NC	$—	$9,690	$43,400	$—	$1,904	$—	$9,690	$45,304	$54,994
The Edge at Lafayette—Lafayette, LA	17,680	1,782	23,266	—	(859)	—	1,782	22,407	24,189
Townlake of Coppell—Coppell, TX	28,800	8,444	36,805	—	1,474	—	8,444	38,279	46,723
AQ Rittenhouse—Philadelphia, PA	26,370	11,000	39,963	—	67	—	11,000	40,030	51,030
Lane Park Apartments—Mountain Brook, AL	37,000	5,100	66,428	—	86	—	5,100	66,514	71,614
Dylan Point Loma—Point Loma, CA	40,500	19,000	70,860	—	—	—	19,000	70,860	89,860
The Penfield—St. Paul, MN	39,135	8,021	52,713	—	10	—	8,021	52,723	60,744
180 North Jefferson—Chicago, IL	48,250	18,588	75,435	—	—	—	18,588	75,435	94,023
Total Apartment Properties	237,735	81,625	408,870	—	2,682	—	81,625	411,552	493,177

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	—	2,656	12,836	(293)	(1,047)	—	2,363	11,789	14,152
Norfleet Distribution Center—Kansas City, MO	12,000	2,134	31,397	(205)	(2,013)	—	1,929	29,384	31,313
Suwanee Distribution Center—Suwanee, GA	19,100	6,155	27,598	—	42	—	6,155	27,640	33,795
Joliet Distribution Center—Joliet, IL	—	2,800	15,762	—	212	—	2,800	15,974	18,774
3800 1st Avenue South —Seattle, WA	9,783	7,238	9,673	—	166	—	7,238	9,839	17,077
3844 1st Avenue South—Seattle, WA	6,100	5,563	6,031	—	104	—	5,563	6,135	11,698
3601 2nd Avenue South—Seattle, WA	3,404	2,774	3,365	—	58	—	2,774	3,423	6,197
Grand Prairie Distribution Center—Grand Prairie, TX	8,600	2,100	12,478	—	—	—	2,100	12,478	14,578
Charlotte Distribution Center—Charlotte, NC	10,220	5,381	15,002	—	146	—	5,381	15,148	20,529
4050 Corporate Drive—Grapevine, TX	12,147	5,200	18,327	—	31	—	5,200	18,358	23,558
4055 Corporate Drive—Grapevine, TX	5,573	2,400	12,737	—	44	—	2,400	12,781	15,181
2501-2575 Allan Drive—Elk Grove, IL	—	4,300	10,926	—	411	—	4,300	11,337	15,637
2601-2651 Allan Drive—Elk Grove, IL	—	2,600	7,726	—	44	—	2,600	7,770	10,370
1300 Michael Drive—Wood Dale, IL	—	1,900	6,770	—	90	—	1,900	6,860	8,760
1350 Michael Drive—Wood Dale, IL	—	1,500	5,059	—	—	—	1,500	5,059	6,559
1225 Michael Drive—Wood Dale, IL	—	2,600	7,149	—	69	—	2,600	7,218	9,818
200 Lewis Drive—Wood Dale, IL	—	1,100	4,165	—	90	—	1,100	4,255	5,355
1301-1365 Mittel Boulevard—Chicago, IL	—	2,700	5,473	—	—	—	2,700	5,473	8,173
Tampa Distribution Center—Tampa, FL	—	3,507	22,485	—	—	—	3,507	22,485	25,992
Aurora Distribution Center—Aurora, IL	13,850	9,861	14,646	—	—	—	9,861	14,646	24,507
28150 West Harrison Parkway—Valencia, CA	—	2,760	8,899	—	—	—	2,760	8,899	11,659

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
28145 West Harrison Parkway—Valencia, CA	—	3,468	10,111	—	—	—	3,468	10,111	13,579
28904 Avenue Paine—Valencia, CA	—	3,812	10,535	—	7	—	3,812	10,542	14,354
24823 Anza Drive—Santa Clarita, CA	—	1,095	2,849	—	—	—	1,095	2,849	3,944
25045 Avenue Tibbitts—Santa Clarita, CA	—	4,087	13,224	—	—	—	4,087	13,224	17,311
6000 Giant Road—Richmond, CA	—	11,572	26,556	—	—	—	11,572	26,556	38,128
6015 Giant Road—Richmond, CA	—	10,468	24,127	—	(1,121)	—	10,468	23,006	33,474
6025 Giant Road—Richmond, CA	—	2,700	4,167	—	—	—	2,700	4,167	6,867
Total Industrial Properties	100,777	114,431	350,073	(498)	(2,667)	—	113,933	347,406	461,339

Office Properties:
Monument IV at Worldgate—Herndon, VA	40,000	5,186	57,013	—	19,527	—	5,186	76,540	81,726
111 Sutter Street—San Francisco, CA	53,922	39,921	72,712	—	6,849	—	39,921	79,561	119,482
14600 Sherman Way—Van Nuys, CA	—	—	6,348	—	(1,049)	—	—	5,299	5,299
14624 Sherman Way—Van Nuys, CA	—	—	7,685	—	(2,006)	—	—	5,679	5,679
Railway Street Corporate Centre—Calgary, Canada	20,565	6,022	35,441	(2,515)	(18,662)	—	3,507	16,779	20,286
Sherman Way Land	—	4,010	—	(1,082)	—	—	2,928	—	2,928
140 Park Avenue—Florham Park, NJ	22,800	3,162	34,784	—	—	—	3,162	34,784	37,946
San Juan Medical Center—San Juan Capistrano, CA	—	9,807	13,303	—	—	—	9,807	13,303	23,110
Total Office Properties	137,287	68,108	227,286	(3,597)	4,659	—	64,511	231,945	296,456

Retail Properties:
The District at Howell Mill—Atlanta, GA	41,763	10,000	56,040	—	1,945	—	10,000	57,985	67,985
Grand Lakes Marketplace—Katy, TX	23,900	5,215	34,770	—	4	—	5,215	34,774	39,989
Oak Grove Plaza—Sachse, TX	10,019	4,434	18,869	—	217	—	4,434	19,086	23,520
Rancho Temecula Town Center—Temecula, CA	28,000	14,600	41,180	—	(316)	—	14,600	40,864	55,464
Skokie Commons—Skokie, IL	24,400	8,859	25,705	891	—	—	9,750	25,705	35,455
Whitestone Market—Austin, TX	25,750	7,000	39,868	—	24	—	7,000	39,892	46,892
Maui Mall—Maui, HI	39,000	44,257	39,454	—	3,014	—	44,257	42,468	86,725
Silverstone Marketplace—Scottsdale, AZ	—	8,012	33,771	—	—	—	8,012	33,771	41,783
Kierland Village Center—Scottsdale, AZ	—	7,037	26,693	—	4	—	7,037	26,697	33,734
Timberland Town Center—Beaverton, OR	22,532	6,083	33,826	—	—	—	6,083	33,826	39,909
Total Retail Properties	215,364	115,497	350,176	891	4,892	—	116,388	355,068	471,456

Other Properties:
South Beach Parking Garage—Miami, FL	—	—	21,467	—	422	—	—	21,889	21,889

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Total Other Properties	—	—	21,467	—	422	—	—	21,889	21,889

Total Consolidated Properties:	$691,163	$379,661	$1,357,872	$(3,204)	$9,988	$—	$376,457	$1,367,860	$1,744,317
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $1,903,466 and $153,026, respectively.

(1)	Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Apartment Properties:
Station Nine Apartments—Durham, NC	$(9,148)	2005	4/16/2007	50 years
The Edge at Lafayette—Lafayette, LA	(4,431)	2007	1/15/2008	50 years
Townlake of Coppell—Coppell, TX	(1,659)	1986	5/22/2015	40 years
AQ Rittenhouse—Philadelphia, PA	(1,308)	2015	7/30/2015	50 years
Lane Park Apartments—Mountain Brook, AL	(867)	2014	5/26/2016	50 years
Dylan Point Loma—Point Loma, CA	(309)	2016	8/9/2016	50 years
The Penfield—St. Paul, MN	(267)	2013	9/22/2016	50 years
180 North Jefferson—Chicago, IL	(158)	2004	12/1/2016	40 years
Total Apartment Properties	(18,147)

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	(2,778)	2002	6/30/2005	50 years
Norfleet Distribution Center—Kansas City, MO	(5,860)	2007	2/27/2007	50 years
Suwanee Distribution Center—Suwanee, GA	(1,937)	2012	6/28/2013	50 years
Joliet Distribution Center—Joliet, IL	(1,392)	2005	6/26/2013	40 years
3800 1st Avenue South —Seattle, WA	(744)	1968	12/18/2013	40 years
3844 1st Avenue South—Seattle, WA	(464)	1949	12/18/2013	40 years
3601 2nd Avenue South—Seattle, WA	(259)	1980	12/18/2013	40 years
Grand Prairie Distribution Center—Grand Prairie, TX	(749)	2013	1/22/2014	50 years
Charlotte Distribution Center—Charlotte, NC	(940)	1991	6/27/2014	40 years
4050 Corporate Drive—Grapevine, TX	(727)	1996	4/15/2015	40 years
4055 Corporate Drive—Grapevine, TX	(519)	1996	4/15/2015	40 years
2501-2575 Allan Drive—Elk Grove, IL	(355)	1985	9/30/2015	40 years
2601-2651 Allan Drive—Elk Grove, IL	(242)	1985	9/30/2015	40 years
1300 Michael Drive—Wood Dale, IL	(212)	1985	9/30/2015	40 years
1350 Michael Drive—Wood Dale, IL	(158)	1985	9/30/2015	40 years
1225 Michael Drive—Wood Dale, IL	(224)	1985	9/30/2015	40 years
200 Lewis Drive—Wood Dale, IL	(178)	1985	9/30/2015	40 years
1301-1365 Mittel Boulevard—Chicago, IL	(175)	1985	9/30/2015	40 years
Tampa Distribution Center—Tampa, FL	(422)	2009	4/11/2016	40 years
Aurora Distribution Center—Aurora, IL	(171)	2016	5/19/2016	50 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
28150 West Harrison Parkway—Valencia, CA	(111)	1997	6/29/2016	40 years
28145 West Harrison Parkway—Valencia, CA	(126)	1997	6/29/2016	40 years
28904 Avenue Paine—Valencia, CA	(132)	1999	6/29/2016	40 years
24823 Anza Drive—Santa Clarita, CA	(36)	1988	6/29/2016	40 years
25045 Avenue Tibbitts—Santa Clarita, CA	(165)	1988	6/29/2016	40 years
6000 Giant Road—Richmond, CA	(177)	2016	9/8/2016	50 years
6015 Giant Road—Richmond, CA	(161)	2016	9/8/2016	50 years
6025 Giant Road—Richmond, CA	—	2016	12/29/2016	50 years
Total Industrial Properties	(19,414)

Office Properties:
Monument IV at Worldgate—Herndon, VA	(17,501)	2001	8/27/2004	50 years
111 Sutter Street—San Francisco, CA	(9,108)	1926	12/4/2012	40 years
14600 Sherman Way—Van Nuys, CA	(360)	1991	12/21/2005	40 years
14624 Sherman Way—Van Nuys, CA	(543)	1981	12/21/2005	40 years
Railway Street Corporate Centre—Calgary, Canada	(29)	2007	8/30/2007	50 years
140 Park Avenue—Florham Park, NJ	(696)	2015	12/21/2015	50 years
San Juan Medical Center—San Juan Capistrano, CA	(201)	2015	4/1/2016	50 years
Total Office Properties	(28,438)

Retail Properties:
The District at Howell Mill—Atlanta, GA	(11,067)	2006	6/15/2007	50 years
Grand Lakes Marketplace—Katy, TX	(2,322)	2012	9/17/2013	50 years
Oak Grove Plaza—Sachse, TX	(1,447)	2003	1/17/2014	40 years
Rancho Temecula Town Center—Temecula, CA	(2,657)	2007	6/16/2014	40 years
Skokie Commons—Skokie, IL	(857)	2015	5/15/2015	50 years
Whitestone Market—Austin, TX	(1,246)	2003	9/30/2015	40 years
Maui Mall—Maui, HI	(1,016)	1971	12/22/2015	40 years
Silverstone Marketplace—Scottsdale, AZ	(281)	2015	7/27/2016	50 years
Kierland Village Center—Scottsdale, AZ	(167)	2001	9/30/2016	40 years
Timberland Town Center—Beaverton, OR	(169)	2015	9/30/2016	50 years
Total Retail Properties	(21,229)

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed

Other Properties:
South Beach Parking Garage—Miami, FL	$(1,642)	2001	1/28/2014	40 years
Total Other Properties	(1,642)

Total Consolidated Properties:	$(88,870)

Reconciliation of Real Estate

Consolidated Properties	2016	2015	2014
Balance at beginning of year	$1,140,638	$746,926	$727,485
Additions	670,535	401,209	141,576
Assets sold/ written off	(50,818)	(861)	(19,582)
Write-downs for impairment charges	(16,038)	(6,636)	—
Reclassed as held for sale	—	—	(102,553)
Balance at close of year	$1,744,317	$1,140,638	$746,926
Reconciliation of Accumulated Depreciation

Consolidated Properties	2016	2015	2014
Balance at beginning of year	$75,245	$60,569	$54,686
Additions	28,990	17,430	17,170
Assets sold/ written off	(8,261)	(849)	(946)
Write-downs for impairment charges	(7,104)	(1,905)	—
Reclassed as held for sale	—	—	(10,341)
Balance at close of year	$88,870	$75,245	$60,569