Form 10-Q
period 2017-03-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2017-05-11
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
_________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 11, 2017 were 70,085,872 shares of Class A Common Stock, 37,142,120 shares of Class M Common Stock, 13,104,151 of Class A-I Common Stock, 7,720,290 of Class M-I Common Stock and 7,963,493 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $23,659 and $25,441, respectively)	$375,732	$376,457
Buildings and equipment (including from VIEs of $131,232 and $153,445, respectively)	1,348,331	1,367,860
Less accumulated depreciation (including from VIEs of $(15,856) and $(19,479), respectively)	(93,453)	(88,870)
Net property and equipment	1,630,610	1,655,447
Investment in unconsolidated real estate affiliates	223,626	228,249
Investments in real estate and other assets held for sale (including from VIEs of $20,114)	20,114	—
Net investments in real estate	1,874,350	1,883,696
Cash and cash equivalents (including from VIEs of $4,949 and $9,786, respectively)	32,333	45,782
Restricted cash (including from VIEs of $566 and $796, respectively)	2,462	1,967
Tenant accounts receivable, net (including from VIEs of $1,411 and $1,509, respectively)	4,015	3,902
Deferred expenses, net (including from VIEs of $195 and $207, respectively)	9,387	9,498
Acquired intangible assets, net (including from VIEs of $7,726 and $8,022, respectively)	106,009	110,787
Deferred rent receivable, net (including from VIEs of $933 and $901, respectively)	15,690	14,891
Prepaid expenses and other assets (including from VIEs of $210 and $250, respectively)	4,059	4,110
TOTAL ASSETS	$2,048,305	$2,074,633
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $82,603 and $109,691, respectively)	$661,510	$695,613
Liabilities held for sale (including from VIEs of $17,926)	17,926	—
Accounts payable and other accrued expenses (including from VIEs of $1,107 and $1,376, respectively)	13,817	13,058
Accrued offering costs	84,695	86,517
Distributions payable	14,554	14,555
Accrued interest (including from VIEs of $304 and $400, respectively)	1,883	1,979
Accrued real estate taxes (including from VIEs of $713 and $1,628, respectively)	5,544	5,022
Advisor fees payable	1,637	1,600
Acquired intangible liabilities, net	20,930	21,748
TOTAL LIABILITIES	822,496	840,092
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 69,997,695 and 69,837,581 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	700	698
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 36,800,135 and 36,522,305 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	368	365
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 13,122,869 and 12,812,637 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	131	128
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 7,568,608 and 7,591,239 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	76	76
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 7,963,493 and 7,963,493 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	80	80
Additional paid-in capital (net of offering costs of $128,871 and $126,995 as of March 31, 2017 and December 31, 2016, respectively)	1,551,369	1,544,955
Accumulated other comprehensive loss	(1,879)	(1,875)
Distributions to stockholders	(213,881)	(199,317)
Accumulated deficit	(119,507)	(118,765)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,217,457	1,226,345
Noncontrolling interests	8,352	8,196
Total equity	1,225,809	1,234,541
TOTAL LIABILITIES AND EQUITY	$2,048,305	$2,074,633
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues:
Minimum rents	$31,696	$23,570
Tenant recoveries and other rental income	8,000	5,776
Total revenues	39,696	29,346
Operating expenses:
Real estate taxes	6,074	3,722
Property operating	6,564	5,192
Provision for doubtful accounts	18	135
Property general and administrative	281	328
Advisor fees	4,719	3,028
Company level expenses	761	606
Acquisition expenses	—	180
Depreciation and amortization	14,024	9,009
Total operating expenses	32,441	22,200
Operating income	7,255	7,146
Other income and (expenses):
Interest expense	(6,616)	(5,961)
Equity in (loss) income of unconsolidated affiliates	(1,261)	335
Gain on disposition of property and extinguishment of debt	—	40
Total other income and (expenses)	(7,877)	(5,586)
Net (loss) income	(622)	1,560
Less: Net income attributable to the noncontrolling interests	(120)	(74)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(742)	$1,486
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$(0.01)	$0.02
Weighted average common stock outstanding-basic and diluted	135,359,651	87,274,769
Other comprehensive (loss) gain:
Foreign currency translation adjustment	(4)	507
Total other comprehensive (loss) gain	(4)	507
Net comprehensive (loss) income	$(746)	$1,993

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2017	134,727,255	$1,347	$1,544,955	$(1,875)	$(199,317)	$(118,765)	$8,196	$1,234,541
Issuance of common stock	2,128,444	21	24,150	—	—	—	—	24,171
Repurchase of shares	(1,402,899)	(13)	(15,860)	—	—	—	—	(15,873)
Offering costs	—	—	(1,876)	—	—	—	—	(1,876)
Net income	—	—	—	—	—	(742)	120	(622)
Other comprehensive income	—	—	—	(4)	—	—	—	(4)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	1,139	1,139
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(1,103)	(1,103)
Distributions declared per share ($0.125)	—	—	—	—	(14,564)	—	—	(14,564)
Balance, March 31, 2017	135,452,800	$1,355	$1,551,369	$(1,879)	$(213,881)	$(119,507)	$8,352	$1,225,809
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(622)	$1,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,812	8,602
Gain on disposition of property and extinguishment of debt	—	(40)
Provision for doubtful accounts	18	135
Straight line rent	(808)	(1,347)
Equity in income of unconsolidated affiliates	1,222	(335)
Distributions received from unconsolidated affiliates	3,413	—
Net changes in assets, liabilities and other	1,323	(637)
Net cash provided by operating activities	18,358	7,938
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(1,029)	—
Proceeds from sale of real estate investments and fixed assets	—	7,371
Capital improvements and lease commissions	(3,435)	(4,135)
Investment in unconsolidated real estate affiliates	(11)	—
Deposits refunded for investments under contract	50	—
Loan escrows	(812)	(500)
Net cash (used in) provided by investing activities	(5,237)	2,736
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	14,093	120,554
Repurchase of shares	(15,399)	(29,747)
Offering costs	(3,698)	(3,437)
Distributions to stockholders	(4,555)	(2,869)
Distributions paid to noncontrolling interests	(1,103)	(129)
Contributions received from noncontrolling interests	1,139	20
Deposits for loan commitments	—	(1,115)
Draws on credit facility	15,000	—
Payment on credit facility	(10,000)	(30,000)
Proceeds from mortgage notes and other debt payable	—	62,800
Debt issuance costs	—	(874)
Principal payments on mortgage notes and other debt payable	(22,045)	(448)
Net cash (used in) provided by financing activities	(26,568)	114,755
Net (decrease) increase in cash and cash equivalents	(13,447)	125,429
Effect of exchange rates	(2)	125
Cash and cash equivalents at the beginning of the period	45,782	34,739
Cash and cash equivalents at the end of the period	$32,333	$160,293
Supplemental disclosure of cash flow information:
Interest paid	$6,493	$5,189
Non-cash activities:
Write-offs of receivables	$35	$12
Write-offs of retired assets and liabilities	4,583	373
Change in liability for capital expenditures	373	(309)
Change in issuance of common stock receivable and redemption of common stock payable	543	2,441
Change in accrued offering costs	(1,822)	248
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of additional properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2017, we owned interests in a total of 69 properties, 68 of which are located in 18 states and one of which is located in Canada.
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
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of March 31, 2017, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I shares in our First Extended Public Offering of $1,012,429.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with indefinite duration. As of March 31, 2017, we have raised aggregate gross proceeds from the sale of our Class D shares in our Follow-on Private Offering of $68,591.
As of March 31, 2017, 69,997,695 shares of Class A common stock, 36,800,135 shares of Class M common stock, 13,122,869 shares of Class A-I common stock, 7,568,608 shares of Class M-I common stock, and 7,963,493 shares of Class D common stock were outstanding and held by a total of 12,447 stockholders.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between the Company and LaSalle (the “Advisory Agreement”). On May 9, 2017, we renewed our Advisory Agreement with our Advisor for a one-year term expiring on June 5, 2018. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly-owned, but operationally independent subsidiary of our sponsor, Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed professional services firm that specializes in real estate and investment management. Affiliates of our sponsor currently have invested an aggregate of $50,200 through purchases of shares of our common stock.

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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of March 31, 2017, our VIEs include The District at Howell Mill, The Edge at Lafayette, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2017, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Form 10-K filed with the SEC on March 9, 2017 (our “2016 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2016 audited consolidated financial statements included in our 2016 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At March 31, 2017 and December 31, 2016, our allowance for doubtful accounts was $153 and $170, respectively.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at March 31, 2017 and December 31, 2016 was $2,536 and $2,180, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $33,281 and $36,345 at March 31, 2017 and December 31, 2016, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $5,879 and $5,142 at March 31, 2017 and December 31, 2016, respectively, on the accompanying Consolidated Balance Sheets.
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
Partnership interests accounted for under the fair value option are stated at the fair value of our ownership in the partnership. The fair value is recorded based upon changes in the net asset value of the limited partnership as determined from the financial statements of the limited partnership. During the three months ended March 31, 2017 and 2016, we recorded unrealized changes in fair value classified within the Level 3 category of a $2,117 decrease and a $223 increase, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates).
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using Level 2 inputs was 4,160 and $5,729 lower than the aggregate carrying amounts at March 31, 2017 and December 31, 2016, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
As of March 31, 2017, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	1	$17,680
Interest Rate Swaps	3	71,400
The fair value of our interest rate caps and swaps represent assets of $1,823 and $1,606 at March 31, 2017 and December 31, 2016, respectively.
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartments, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. There were no consolidated properties acquired during the three month ended March 31, 2017.
During the three months ended March 31, 2016, we incurred $180 of acquisition expenses recorded on the Consolidated Statements of Operations and Comprehensive (Loss) Income. On January 1, 2017, we adopted Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. We expect that most future acquisitions will be accounted for as asset acquisitions, expenses associated with these asset acquisitions will be capitalized.
2017 Held for Sale
On January 31, 2017, The Edge at Lafayette was classified as held for sale. As of March 31, 2017, our investment in real estate and other assets held for sale was comprised of:

March 31, 2017
Land	$1,781
Building and equipment, net	17,964
Other assets, net	369
Total assets	$20,114
As of March 31, 2017, the liabilities held for sale were related to the property listed as held for sale and were as follows:

March 31, 2017
Mortgage notes and other debt payable, net	$17,622
Other liabilities	304
Total liabilities	$17,926

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES
Fair Value Option Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of March 31, 2017, the NYC Retail Portfolio owned 13 retail properties totaling approximately 2,451,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within investments in unconsolidated real estate affiliates. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations and Comprehensive (Loss) Income within equity in income of unconsolidated affiliates. As of March 31, 2017 and December 31, 2016, the carrying amount of our investment in the NYC Retail Portfolio was $87,046 and $89,151, respectively. During the three months ended March 31, 2017 we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $2,117 and we received a distribution of income totaling $637. This cash distribution was recorded in equity in income of unconsolidated affiliates. During the three months ended March 31, 2016 we recorded a $223 increase in fair value of our investment in the NYC Retail Portfolio and received no cash distributions. On January 17, 2017, a 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished.
Equity Method Investments
Chicago Parking Garage
On December 23, 2014, we acquired a condominium interest in Chicago Parking Garage, a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois for approximately $16,900 using cash on hand. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At March 31, 2017 and December 31, 2016, the carrying amount of our investment in Chicago Parking Garage was $17,407 and $18,373, respectively.
Pioneer Tower
On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750 using cash on hand. Pioneer Tower sits atop a retail property owned by an independent third party. The land under the property is owned as a condominium interest with the owner of the retail property. In accordance with authoritative guidance, Pioneer Tower is accounted for as an investment in an unconsolidated real estate affiliate. At March 31, 2017 and December 31, 2016, the carrying amount of our investment in Pioneer Tower was $119,173 and $120,726, respectively.
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Total revenues	$2,986	$362
Total operating expenses	2,728	251
Net income	$258	$111

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			March 31, 2017	December 31, 2016
Mortgage notes payable (1) (2)	September 1, 2017 - March 1, 2054	2.38% - 5.30%	$651,600	$691,163
Line of credit	September 19, 2017	2.53%	15,000	10,000
Net debt premium on assumed debt and debt issuance costs			(5,090)	(5,550)
Mortgage notes and other debt payable, net			$661,510	$695,613
The Edge at Lafayette (3)	December 1, 2018	3.47%	$17,622	$—
Mortgage note payable and debt issuance costs for held for sale properties			$17,622	$—

(1)	On February 1, 2017, we repaid the mortgage note payable collateralized by Norfleet Distribution Center in the amount of $12,000.

(2)	On March 16, 2017, we repaid the mortgage note payable collateralized by the District at Howell Mill in the amount of $9,348.

(3)	The loan associated with this property was designated as held for sale on January 31, 2017.
Aggregate future principal payments of mortgage notes payable, excluding those classified as held for sale as of March 31, 2017 are as follows:

Year	Amount
2017	$71,239
2018	3,830
2019	13,248
2020	52,575
2021	28,488
Thereafter	482,220
Total	$651,600

Line of Credit
On September 19, 2016, we extended and expanded our existing $100,000 revolving line of credit agreement with Bank of America, N.A to $150,000. The line of credit has a one-year term with a $75,000 six-month extension at our option and bears interest based on LIBOR plus a spread ranging from 1.55% to 2.25%, depending on our leverage ratio (1.55% spread at March 31, 2017). We intend to use the line of credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our line of credit if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect upon the operations, business, assets, liabilities or financial condition of the Company, taken as a whole; (b) a material impairment of the rights and remedies of any lender under any loan document or the ability of any loan party to perform its obligations under any loan document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any loan party of any loan document to which it is a party or (ii) are in default, as that term is defined in the agreement, including a cross default under certain other loan agreements and/or guarantees entered into by the Company or its subsidiaries. As of March 31, 2017, we believe no material adverse effects had occurred. Our line of credit does require us to meet certain customary debt covenants which include a maximum leverage ratio, a minimum debt service coverage ratio as well as maintaining minimum amounts of equity and liquidity. As of March 31, 2017 and December 31, 2016, we had $15,000 and $10,000, respectively, in borrowings outstanding on the revolving line of credit.
At March 31, 2017, we were in compliance with all debt covenants.

Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at March 31, 2017 and December 31, 2016 was $2,750 and $2,537, respectively.

NOTE 6—COMMON STOCK
We have five classes of common stock: Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of NAV, are as follows:

	Selling Commission (1)	Dealer Manager Fee (2)
Class A Shares	up to 3.0%	1.05%
Class M Shares	None	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	None	0.05%
Class D Shares (3)	up to 1.0%	None

(1)	Selling commissions are paid on the date of sale of our common stock.

(2)
We accrue all future dealer manager fees up to the ten percent regulatory limitation as accrued offering costs on our Consolidated Balance Sheets on the date of sale of our common stock. For NAV calculation purposes, dealer manager fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee.

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the three months ended March 31, 2017 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2016	69,837,581	36,522,305	12,812,637	7,591,239	7,963,493
Issuance of common stock	838,770	908,467	310,232	70,975	—
Repurchase of shares	(678,656)	(630,637)	—	(93,606)	—
Balance, March 31, 2017	69,997,695	36,800,135	13,122,869	7,568,608	7,963,493
Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the three months ended March 31, 2017 were as follows:

	Three Months Ended
	March 31, 2017
	# of shares	Amount
Class A Shares	838,770	$9,570
Class M Shares	908,467	10,290
Class A-I Shares	310,232	3,508
Class M-I Shares	70,975	803
Total		$24,171
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the three months ended March 31, 2017, we repurchased 1,402,899 shares of common stock. During the three months ended March 31, 2016, we repurchased 2,637,900 shares of common stock.

Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the three months ended March 31, 2017, we issued 887,721 shares of common stock for $10,010 under the distribution reinvestment plan. For the three months ended March 31, 2016, we issued 513,733 shares of common stock for $5,775 under the distribution reinvestment plan.
Earnings Per Share
Basic per share amounts are based on the weighted average of shares outstanding of 135,359,651 for the three months ended March 31, 2017 and 87,274,769 for the three months ended March 31, 2016. We have no dilutive or potentially dilutive securities.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers prior to the commencement of the offerings) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through January 16, 2015, which is the date the SEC declared our registration statement effective for the First Extended Public Offering, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the First Extended Public Offering. Following the First Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the First Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the First Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2017 and December 31, 2016, LaSalle had paid $2,279 and $1,714, respectively, of organization and offering costs on our behalf which we had not yet been reimbursed. These costs are included in Accrued offering costs.

NOTE 7—RELATED PARTY TRANSACTIONS
Effective as of October 1, 2012, we entered into a first amended and restated advisory agreement with LaSalle, pursuant to which we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On May 9, 2017, we renewed our Advisory Agreement with our Advisor for a one year term expiring on June 5, 2018.
The fixed advisory fees for the three months ended March 31, 2017 and 2016 were $4,719 and $3,028, respectively. There were no performance fees for the three months ended March 31, 2017 and 2016. Included in Advisor fees payable at March 31, 2017 and December 31, 2016 were $1,637 and $1,600 of fixed fee expense, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three months ended March 31, 2017 and 2016, JLL Americas was paid $186 and $83, respectively, for property management and leasing services. During the three months ended March 31, 2016, we paid JLL Americas a total of $114 in loan placement fees related to the mortgage note payable on 140 Park Avenue and $197 in sales brokerage fees for the 36 Research Park Drive property sale.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three months ended March 31, 2017 and 2016, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,500 and $2,342, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs, at March 31, 2017 and December 31, 2016 were $82,416 and $84,803 of future dealer manager fees payable, respectively.
As of March 31, 2017 and December 31, 2016, we owed $2,279 and $1,714, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
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
We are subject to fixed ground lease payments on South Beach Parking Garage of $100 per year until September 30, 2021 and these payments will increase every five years thereafter by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put their interest to us at a market determined value for a period of 90 days beginning in 2018.

NOTE 9—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three months ended March 31, 2017 and 2016.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of March 31, 2017	$486,211	$486,696	$300,180	$514,576	$21,857	$1,809,520
Assets as of December 31, 2016	492,530	488,454	300,702	517,758	21,313	1,820,757

Three Months Ended March 31, 2017
Revenues:
Minimum rents	$9,392	$7,672	$6,957	$7,606	$69	$31,696
Tenant recoveries and other rental income	1,055	2,472	1,286	2,523	664	8,000
Total revenues	$10,447	$10,144	$8,243	$10,129	$733	$39,696
Operating expenses:
Real estate taxes	$1,515	$2,075	$937	$1,434	$113	$6,074
Property operating	2,635	595	1,758	1,352	224	6,564
Provision for (recovery of) doubtful accounts	11	—	(3)	10	—	18
Total segment operating expenses	$4,161	$2,670	$2,692	$2,796	$337	$12,656
Operating income - Segments	$6,286	$7,474	$5,551	$7,333	$396	$27,040

Capital expenditures by segment	$318	$331	$1,624	$698	$183	$3,154

Reconciliation to net loss
Operating income - Segments						$27,040
Property general and administrative						281
Advisor fees						4,719
Company level expenses						761
Depreciation and amortization						14,024
Operating income						$7,255
Other income and (expenses):
Interest expense						$(6,616)
Equity in loss of unconsolidated affiliates						(1,261)
Total other income and (expenses)						$(7,877)
Net loss						$(622)

Reconciliation to total consolidated assets as of March 31, 2017
Assets per reportable segments (1)						$1,809,520
Unconsolidated real estate affiliates and corporate level assets						238,785
Total consolidated assets						$2,048,305

Reconciliation to total consolidated assets as of December 31, 2016
Assets per reportable segments						$1,820,757
Unconsolidated real estate affiliates and corporate level assets						253,876
Total consolidated assets						$2,074,633
(1)    Includes $20,114 of Apartments segment assets classified as held for sale on January 31, 2017.

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended March 31, 2016
Revenues:
Minimum rents	$5,610	$4,834	$7,113	$5,944	$69	$23,570
Tenant recoveries and other rental income	299	1,540	1,117	2,136	684	5,776
Total revenues	$5,909	$6,374	$8,230	$8,080	$753	$29,346
Operating expenses:
Real estate taxes	$614	$1,095	$829	$1,056	$128	$3,722
Property operating	1,797	413	1,664	1,109	209	5,192
Provision for doubtful accounts	11	—	—	124	—	135
Total segment operating expenses	$2,422	$1,508	$2,493	$2,289	$337	$9,049
Operating income - Segments	$3,487	$4,866	$5,737	$5,791	$416	$20,297

Capital expenditures by segment	$410	$415	$3,236	$363	$—	$4,424

Reconciliation to net income
Operating income - Segments						$20,297
Property general and administrative						328
Advisor fees						3,028
Company level expenses						606
Acquisition expenses						180
Depreciation and amortization						9,009
Operating income						$7,146
Other income and (expenses):
Interest expense						$(5,961)
Equity in income of unconsolidated affiliate						335
Gain on disposition of property and extinguishment of debt						40
Total other income and (expenses)						$(5,586)
Net income						$1,560

NOTE 10—DISTRIBUTIONS PAYABLE
On March 7, 2017, our board of directors approved a gross dividend for the first quarter of 2017 of $0.125 per share to stockholders of record as of March 30, 2017. The dividend was paid on April 27, 2017. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.125 per share, less applicable class-specific fees, if any.
NOTE 11— RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers, which will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine and allocate the transaction price, and recognize revenue when the performance obligation is satisfied.  The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We are in the process of evaluating whether the guidance will impact the accounting for tenant reimbursements, but we currently do not believe this update will have a material impact on our consolidated financial statements and notes to our consolidated financial statements.  Additionally, we are evaluating the impact on the timing of gain recognition for dispositions but currently do not believe there will be a material impact to our consolidated financial statements for dispositions given the simplicity of our historical disposition transactions. We expect to adopt the standard on a cumulative effect method.
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
In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to impact our consolidated financial statements as we have a ground lease arrangement for which we are the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We currently believe the adoption of the standard will not have a material impact on leases for which we are the lessor. We are the lessee on one ground lease that will require us to record a right-of-use asset and a lease liability.  We have preliminarily concluded that the adoption of the standard will not have a material impact on the consolidated financial statements for leases for which we are the lessee.
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

NOTE 12—SUBSEQUENT EVENTS
On May 9, 2017, our board of directors approved a gross dividend for the second quarter of 2017 of $0.125 per share to stockholders of record as of June 29, 2017 The dividend will be paid on or around August 1, 2017. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.125 per share, less applicable class-specific fees, if any.

*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2016 Form 10-K and our periodic reports filed with the SEC.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of March 31, 2017, were comprised of:
Apartment

•	Station Nine Apartments,

•	The Edge at Lafayette,

•	Townlake of Coppell,

•	AQ Rittenhouse,

•	Lane Parke Apartments (acquired in 2016),

•	Dylan Point Loma (acquired in 2016),

•	The Penfield (acquired in 2016) and

•	180 North Jefferson (acquired in 2016).
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center,

•	Charlotte Distribution Center,

•	DFW Distribution Center,

•	O'Hare Industrial Portfolio,

•	Tampa Distribution Center (acquired in 2016),

•	Aurora Distribution Center (acquired in 2016),

•	Valencia Industrial Portfolio (acquired in 2016) and

•	Pinole Point Distribution Center (acquired in 2016).
Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	14600 Sherman Way,

•	14624 Sherman Way,

•	Railway Street Corporate Centre,

•	140 Park Avenue and

•	San Juan Medical Center (acquired in 2016).
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons,

•	Whitestone Market,

•	Maui Mall,

•	Silverstone Marketplace (acquired in 2016),

•	Kierland Village Center (acquired in 2016) and

•	Timberland Town Center (acquired in 2016).
Other

•	South Beach Parking Garage.
Sold Properties

•	36 Research Park Drive (sold in 2016) and

•	Campus Lodge Tampa (sold in 2016).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of the Chicago Parking Garage, the NYC Retail Portfolio and Pioneer Tower (office) as of March 31, 2017. Our investment in Pioneer Tower was acquired on June 28, 2016.
Our primary business is the ownership and management of a diversified portfolio of apartment, industrial, office, retail and other properties primarily located in the United States. It is expected that over time our real estate portfolio will be further diversified on a global basis and will be complemented by investments in real estate-related assets.
We are managed by our Advisor, LaSalle Investment Management, Inc., a subsidiary of our Sponsor, Jones Lang LaSalle Incorporated (NYSE: JLL), a leading global financial and professional services firm that specializes in commercial real estate and investment management. We hire property management and leasing companies to provide the on-site, day-to-day management and leasing services for our properties. When selecting a property management or leasing company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) internal control requirements. We currently use a mix of property management and leasing service providers that include large national real estate service firms, including an affiliate of our Advisor and smaller local firms.

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
Estimated Percent of Fair Value as of March 31, 2017:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2016 Form 10-K.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material.

Properties
Properties owned at March 31, 2017 are as follows:

					Percentage Leased as of March 31, 2017
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	93%
The Edge at Lafayette (1) (2)	Lafayette, LA	January 15, 2008	78	207,000	92
Townlake of Coppell (1)	Coppell, TX	May 22, 2015	90	351,000	95
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	95
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	99
Dylan Point Loma (3)	San Diego, CA	August 9, 2016	100	204,000	73
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	98
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	94
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	100
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	53
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center:
3800 1st Avenue South	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue South	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue South	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center:
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O’Hare Industrial Portfolio:
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
24823 Anza Drive	Santa Clarita, CA	June 29, 2016	100	31,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Office Segment:

Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	77
14600 Sherman Way	Van Nuys, CA	December 21, 2005	100	50,000	99
14624 Sherman Way	Van Nuys, CA	December 21, 2005	100	53,000	97
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	72
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88	306,000	88
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	100
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	96
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	92
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	100
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	98
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	92
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	97
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	98
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	97
Other Segment:
South Beach Parking Garage (4)	Miami Beach, FL	January 28, 2014	100	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (5)	Chicago, IL	December 23, 2014	100	167,000	N/A
NYC Retail Portfolio (6)	NY/NJ	December 8, 2015	14	2,451,000	95
Pioneer Tower (7)	Portland, OR	June 28, 2016	100	296,000	94

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	On January 31, 2017, the property was designated as held-for-sale.

(3)	The property is new construction and is undergoing initial lease up.

(4)	The parking garage contains 343 stalls. This property is owned subject to a ground lease.

(5)	We own a condominium interest in the building that contains a 366 stall parking garage.

(6)	We own an approximate 14% interest in a portfolio of 13 urban infill retail properties located in the greater New York City area.

(7)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.
Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of March 31, 2017:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	8	1,890,000	18%	93%	$22.57
Industrial	28	6,044,000	58	97	4.98
Office	7	893,000	9	88	35.01
Retail	10	1,485,000	14	94	20.10
Other	1	130,000	1	N/A	N/A
Total	54	10,442,000	100%	95%	$12.69

(1)	Amount calculated as in-place minimum base rent for all occupied space at March 31, 2017 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of March 31, 2017, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $11.94 for our consolidated properties.
Recent Events and Outlook
General Company and Market Commentary
On January 16, 2015, we commenced our First Extended Public Offering of up to $2,700,000 in any combination of Class A, Class M, Class A-I and Class M-I shares of common stock, consisting of up to $2,400,000 of shares in our primary offering and up to $300,000 of shares pursuant to our distribution reinvestment plan, and our Initial Public Offering automatically terminated. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. The Dealer Manager, LaSalle Investment Management Distributors, LLC, has agreed to distribute shares of our common stock in our First Extended Public Offering. We intend to primarily use the net proceeds from the offering, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
On March 3, 2015, we commenced a private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offering will be used for the same corporate purposes as the proceeds from the First Extended Public Offering.
Over the past five years we have acquired 61 properties (all of these consistent with our investment strategy), sold 24 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of March 31, 2017, we raised gross proceeds of over $1,444,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $1,742,000 of real estate investments, deleverage the company by repaying mortgage loans of approximately $328,000 and repurchase shares of our common stock for approximately $217,000.
Property Disposition
On January 17, 2017, a 116,000 square foot retail property in NYC Retail Portfolio was sold and its mortgage loan extinguished. Sale proceeds will be maintained at the venture for operating needs.
Stock Repurchases
For the three months ended March 31, 2017, we repurchased $15,399 of shares of our common stock through the share repurchase plan.
Financing
On February 1, 2017, we repaid the mortgage note payable collateralized by Norfleet Distribution Center in the amount of $12,000.
On March 16, 2017, we repaid the mortgage note payable collateralized by the District at Howell Mill in the amount of $9,348.
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

We cannot ensure that we will achieve our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases, these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.
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
We will leverage LaSalle's broad commercial real estate research and strategy platform and resources to employ a research-based investment philosophy focused on building a portfolio of commercial properties and real estate-related assets that we believe has the potential to provide stable income streams and outperform market averages over an extended holding period. Furthermore, we believe that having access to LaSalle and JLL's international organization and platform, with real estate professionals living and working full time throughout our global target markets, will be a valuable resource to us when considering and executing upon international investment opportunities.
Our board of directors has adopted investment guidelines for our Advisor to implement and actively monitor in order to allow us to achieve and maintain diversification in our overall investment portfolio. Our board of directors formally reviews our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, more often as they deem appropriate. Our board of directors reviews the investment guidelines to ensure that the guidelines are being followed and are in the best interests of our stockholders. Each such determination and the basis therefor shall be set forth in the minutes of the meetings of our board of directors. Changes to our investment guidelines must be approved by our board of directors but do not require notice to or the vote of stockholders.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities, excluding future dealer manager fees, divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 34% as of March 31, 2017.

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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the three months ended March 31, 2017 and 2016 are referred to as our comparable properties.
Results of Operations for the Three Months Ended March 31, 2017 and 2016
Revenues
The following chart sets forth revenues by reportable segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ Change	% Change
Revenues:
Minimum rents
Apartment	$4,301	$4,066	$235	5.8%
Industrial	4,774	4,834	(60)	(1.2)
Office	6,546	6,894	(348)	(5.0)
Retail	5,805	5,944	(139)	(2.3)
Other	69	69	—	—
Comparable properties total	$21,495	$21,807	$(312)	(1.4)%
Recent acquisitions and sold properties	10,201	1,763	8,438	478.6
Total	$31,696	$23,570	$8,126	34.5%

Tenant recoveries and other rental income
Apartment	$319	$237	$82	34.6%
Industrial	1,441	1,540	(99)	(6.4)
Office	1,149	1,083	66	6.1
Retail	2,016	2,106	(90)	(4.3)
Other	664	684	(20)	(2.9)
Comparable properties total	$5,589	$5,650	$(61)	(1.1)%
Recent acquisitions and sold properties	2,411	126	2,285	1,813.5
Total	$8,000	$5,776	$2,224	38.5%
Total revenues	$39,696	$29,346	$10,350	35.3%
Minimum rents at comparable properties decreased by $312 for the three months ended March 31, 2017 as compared to the same period in 2016. The decrease is primarily due to a decrease of $404 at 111 Sutter Street and $169 at Joliet Distribution Center related to a decrease in occupancy during the three months ended March 31, 2017. Partially offsetting these decreases were increases of $158 at AQ Rittenhouse and $76 at Townlake of Coppell related to an increases in occupancy and rental rates, respectively, for the three months ended March 31, 2017 as compared to the same period in 2016.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties decreased by $61 for the three months ended March 31, 2017 as compared to the same period in 2016. The decrease is primarily related to lower recoveries of $102 at Rancho Temecula Town Center due to lower real estate tax recoveries related to the prior year. Additionally, there was a decrease of $78 at Joliet Distribution Center due to lower occupancy for the three months ended March 31, 2017. Partially offsetting these decreases were increases of $71 at Townlake of Coppell related to a one time incentive fees collected for new cable TV service fees.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts by reportable segment, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$531	$484	$47	9.7%
Industrial	1,282	1,095	187	17.1
Office	856	795	61	7.7
Retail	1,175	1,056	119	11.3
Other	113	128	(15)	(11.7)
Comparable properties total	$3,957	$3,558	$399	11.2%
Recent acquisitions and sold properties	2,117	164	1,953	1,191
Total	$6,074	$3,722	$2,352	63.2%

Property operating
Apartment	$1,165	$1,132	$33	2.9%
Industrial	383	413	(30)	(7.3)
Office	1,702	1,662	40	2.4
Retail	1,133	1,108	25	2.3
Other	224	209	15	7.2
Comparable properties total	$4,607	$4,524	$83	1.8%
Recent acquisitions and sold properties	1,957	668	1,289	193.0
Total	$6,564	$5,192	$1,372	26.4%

Net provision for (recovery of) doubtful accounts
Apartment	$11	$3	$8	266.7%
Office	(3)	—	(3)	100.0
Retail	10	124	(114)	(91.9)
Other	—	—	—	100.0
Comparable properties total	$18	$127	$(109)	(85.8)%
Recent acquisitions and sold properties	—	8	(8)	(100.0)
Total	$18	$135	$(117)	(86.7)%
Total operating expenses	$12,656	$9,049	$3,607	39.9%
Real estate taxes at comparable properties increased by $399 for the three months ended March 31, 2017 as compared to the same period in 2016. The increase is primarily the result of several properties across segments receiving tax refunds during the three months ended March 31, 2016 that did not occur in the three months ended March 31, 2017. Additionally there were higher tax assessments of $71 at Norfleet Distribution Center and $37 at Whitestone Market during the three months ended March 31, 2017. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties remained fairly consistent for the three months ended March 31, 2017 as compared to the same period in 2016.
Net provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectable due to the age of the receivable or the status of the tenant. Provision for doubtful accounts at comparable properties decreased by $109 for the three months ended March 31, 2017 as compared to the same period in 2016, primarily related to tenant bankruptcies in 2016 resulting in provisions of $79 at Rancho Temecula Town Center and $45 at The District at Howell Mill.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ Change	% Change
Property general and administrative	$281	$328	$(47)	(14.3)%
Advisor fees	4,719	3,028	1,691	55.8
Company level expenses	761	606	155	25.6
Acquisition expenses	—	180	(180)	(100.0)
Depreciation and amortization	14,024	9,009	5,015	55.7
Interest expense	6,616	5,961	655	11.0
Equity in loss (income) from unconsolidated affiliates	1,261	(335)	1,596	(476.4)
Gain on disposition of property and extinguishment of debt	—	(40)	40	(100.0)
Total expenses	$27,662	$18,737	$8,925	47.6%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased $47 primarily due to one time legal fees and licenses incurred during 2016.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, wherein our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $1,691 for the three months ended March 31, 2017 as compared to the same period of 2016 is related to the increase in our net asset value attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $155 for the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to an increase in stockholder servicing costs and other professional service fees.
Acquisition expenses relate to expenses incurred during the acquisition of a property. On January 1, 2017, we adopted Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. We expect that most future acquisitions will qualify as asset acquisitions. As such, future acquisition-related expenses will be capitalized. During the three months ended March 31, 2016, we incurred $180 of acquisition expenses related to acquisitions we were pursuing.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $5,015 in depreciation and amortization expense for the three months ended March 31, 2017 as compared to the same period in 2016 is primarily related to an increase of $5,007 on our acquisitions that occurred in 2016.
Interest expense increased by $655 for the three months ended March 31, 2017 as compared to the same period in 2016 as a result of new debt on our 2016 acquisitions offset by debt payoffs.
Equity in (loss) income from unconsolidated affiliates relates to the income from Chicago Parking Garage and Pioneer Tower as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended March 31, 2017, we recorded a $2,117 decrease in the fair value of and received $637 in operating distributions from our investment in the NYC Retail Portfolio as compared to a $223 increase in fair value during the same period of 2016.

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
FFO does not give effect to real estate depreciation and amortization because these amounts are computed to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO and AFFO provide investors with an additional view of our operating performance. We also use Adjusted FFO ("AFFO") as a supplemental measure of operating performance. We define AFFO as FFO adjusted for straight-line rental income, amortization of above- and below-market leases, amortization of net discount on assumed debt, gains or losses on the extinguishment and modification of debt, performance fees based on the investment returns on shares of our common stock and acquisition expenses.
In order to provide a better understanding of the relationship between FFO, AFFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided reconciliations of GAAP net income attributable to Jones Lang LaSalle Income Property Trust, Inc. to FFO, and FFO to AFFO. FFO and AFFO do not represent cash flow from operating activities in accordance with GAAP, should not be considered alternatives to GAAP net income and are not measures of liquidity or indicators of the Company's ability to make cash distributions. We believe that to more comprehensively understand our operating performance, FFO and AFFO should be considered along with the reported net income attributable to Jones Lang LaSalle Income Property Trust, Inc. and our cash flows in accordance with GAAP, as presented in our consolidated financial statements. Our presentations of FFO and AFFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions.
The following table presents a reconciliation of GAAP net income to NAREIT FFO for the periods presented:

Reconciliation of GAAP net (loss) income to NAREIT FFO	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$(742)	$1,486
Real estate depreciation and amortization (1)	15,627	8,895
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	2,117	(263)
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$17,002	$10,118
Weighted average shares outstanding, basic and diluted	135,359,651	87,274,769
NAREIT FFO per share, basic and diluted	$0.13	$0.12

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$17,002	$10,118
Straight-line rental income (1)	(960)	(1,273)
Amortization of above- and below-market leases (1)	(862)	(498)
Amortization of net discount on assumed debt (1)	(54)	(80)
Loss on derivative instruments and extinguishment or modification of debt (1)	(217)	719
Adjustment for investment accounted for under the fair value option (2)	377	1,123
Acquisition expenses (1)	—	180
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$15,286	$10,289
Weighted average shares outstanding, basic and diluted	135,359,651	87,274,769
AFFO per share, basic and diluted	$0.11	$0.12

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.
NAV as of March 31, 2017
The following table provides a breakdown of the major components of our NAV as of March 31, 2017:

	March 31, 2017
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,166,781	$615,127	$219,420	$126,598	$133,018	$2,260,944
Debt	(385,371)	(203,167)	(72,471)	(41,814)	(43,934)	(746,757)
Other assets and liabilities, net	10,050	5,298	1,889	1,091	1,146	19,474
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$791,460	$417,258	$148,838	$85,875	$90,230	$1,533,661
Number of outstanding shares	69,997,695	36,800,135	13,122,869	7,568,608	7,963,493
NAV per share	$11.31	$11.34	$11.34	$11.35	$11.33

(1)	The value of our real estate investments was greater than the historical cost by 5.6% as of March 31, 2017.
The following table provides a breakdown of the major components of our NAV as of December 31, 2016:

	December 31, 2016
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,160,702	$608,854	$213,621	$126,613	$132,639	$2,242,429
Debt	(395,838)	(207,639)	(72,852)	(43,179)	(45,234)	(764,742)
Other assets and liabilities, net	18,952	9,815	3,470	2,057	2,154	36,448
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$783,816	$411,030	$144,239	$85,491	$89,559	$1,514,135
Number of outstanding shares	69,837,581	36,522,305	12,812,637	7,591,239	7,963,493
NAV per share	$11.22	$11.25	$11.26	$11.26	$11.25

(1)	The value of our real estate investments was greater than the historical cost by 4.7% as of December 31, 2016.

The increase in NAV per share from December 31, 2016 to March 31, 2017, was related to a net increase of 0.5% in the value of our portfolio. Property operations for the three months ended March 31, 2017 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2017:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.60%	5.83%	5.91%	5.62%	6.75%	5.76%
Discount rate/internal rate of return (IRR)	6.87	6.55	6.66	6.47	8.17	6.64
Annual market rent growth rate	3.03	2.97	2.91	3.21	3.41	3.05
Holding period (years)	10.00	10.00	10.00	10.00	22.71	10.22

(1)
Other includes Chicago and South Beach parking garages. South Beach Parking Garage is subject to a ground lease and the appraisal incorporates discounted cash flows over its remaining lease term and therefore does not utilize an exit capitalization rate.

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

(1)
Other includes Chicago and South Beach parking garages. South Beach Parking Garage is subject to a ground lease and the appraisal incorporates discounted cash flows over its remaining lease term and therefore does not utilize an exit capitalization rate.

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return ("IRR") used as of March 31, 2017 of 0.25% would yield a decrease in our total real estate investment value of 1.8% and our NAV per share class would have been $10.99, $11.03, $11.04, $11.04 and $11.02 for Class A, Class M, Class A-I, Class M-I and Class D, respectively. An increase in the weighted-average discount rate/IRR used as of December 31, 2016 of 0.25% would yield a decrease in our total real estate investment value of 1.2% and our NAV per each share class would have been $10.97, $11.00, $11.00, $11.00 and $10.99 for Class A, Class M, Class A-I, Class M-I and Class D, respectively.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ Change
Net cash provided by operating activities	$18,358	$7,938	$10,420
Net cash (used in) provided by investing activities	(5,237)	2,736	(7,973)
Net cash (used in) provided by financing activities	(26,568)	114,755	(141,323)
Cash provided by operating activities increased $10,420 for the three months ended March 31, 2017 as compared to the same period in 2016. Cash from operating activities increased $8,460 primarily related to acquisitions of properties and investments in unconsolidated real estate affiliates that occurred in 2016 and distributions received from unconsolidated real estate affiliates during 2017. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, advisor fee payable and accounts payable and other accrued expenses. These changes in our working capital caused an increase to cash provided by operating activities of $1,960 between the three months ended March 31, 2017 and the same period in 2016, which was primarily related to an increase in accounts payable and accrued expenses and accrued real estate taxes.
Cash (used in) provided by investing activities decreased by $7,973 for the three months ended March 31, 2017 as compared to the same period in 2016. The increase was primarily related to cash received from the sale of 36 Research Park during the three months ended March 31, 2016. Additionally, during the three months ended March 31, 2017, we used cash to purchase an additional land parcel at South Seattle Distribution Center for $1,029.
Cash (used in) provided by financing activities decreased by $141,323 for the three months ended March 31, 2017 as compared to the same period in 2016. The decrease is primarily related to a decrease of $92,374 in net proceeds received from the sale of common stock during 2017 as compared to the same period in 2016. Additionally, there were net paydowns on mortgage note payables and our line of credit of $17,045 during the three months ended March 31, 2017 as compared to net proceeds of $30,363 during the same period in 2016.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances, including amounts classified as held for sale, and the weighted average interest rates at March 31, 2017 and December 31, 2016:

	Consolidated Debt
	March 31, 2017		December 31, 2016
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$603,350	3.82%	$613,233	3.85%
Variable	80,930	3.39	87,930	2.59
Total	$684,280	3.78%	$701,163	3.69%
Contractual Cash Obligations and Commitments
From time to time, we enter into contingent agreements for the acquisition and financing of properties. Such acquisitions and financings are subject to satisfactory completion of due diligence or meeting certain leasing or occupancy thresholds.
We are subject to fixed ground lease payments on South Beach Parking Garage of $100 per year until September 30, 2021 and these payments will increase every five years thereafter by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers, which will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine and allocate the transaction price, and recognize revenue when the performance obligation is satisfied.  The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We are in the process of evaluating whether the guidance will impact the accounting for tenant reimbursements, but we currently do not believe this update will have a material impact on our consolidated financial statements and notes to our consolidated financial statements.  Additionally, we are evaluating the impact on the timing of gain recognition for dispositions but currently do not believe there will be a material impact to our consolidated financial statements for dispositions given the simplicity of our historical disposition transactions. We expect to adopt the standard on a cumulative effect method.
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
In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to impact our consolidated financial statements as we have a ground lease arrangement for which we are the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We currently believe the adoption of the standard will not have a material impact on leases for which we are the lessor. We are the lessee on one ground lease that will require us to record a right-of-use asset and a lease liability.  We have preliminarily concluded that the adoption of the standard will not have a material impact on the consolidated financial statements for leases for which we are the lessee.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of March 31, 2017, we had consolidated debt of $684,280, which included $80,930 of variable-rate debt. Including the $5,090 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $679,190 at March 31, 2017. We also entered into interest rate cap and swap agreements on $89,080 of debt which cap the LIBOR rate at between 1.0% and 3.3% over the next year. A 0.25% movement in the interest rate on the $80,930 of variable-rate debt would have resulted in a $202 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2017, the fair value of our mortgage notes payable was estimated to be $4,160 lower than the carrying value of $684,280. If treasury rates were 0.25% higher at March 31, 2017, the fair value of our mortgage notes payable would have been $10,778 lower than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the three months ended March 31, 2017 and 2016, we recognized a foreign currency translation loss of $4 and gain of $507, respectively. At March 31, 2017, a 10% unfavorable exchange rate movement would have caused our $4 foreign currency translation loss to be increased by $18, resulting in a foreign currency translation gain of $14.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The most significant risk factors applicable to the Company are described in Item 1A to our 2016 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

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

During the three months ended March 31, 2017, we repurchased 1,402,899 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2017	485,742	$11.26	485,742	—
February 1 - February 28, 2017	271,335	11.30	271,335	—
March 1 - March 31, 2017	645,822	11.37	645,822	—
(1)     Redemptions are limited as described above.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended March 31, 2017.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 11, 2017	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 11, 2017	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document