Form 10-Q
period 2017-06-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2017-08-11
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on August 11, 2017 were 69,668,926 shares of Class A Common Stock, 37,377,367 shares of Class M Common Stock, 11,191,676 of Class A-I Common Stock, 7,387,819 of Class M-I Common Stock and 7,963,493 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $23,659 and $25,441, respectively)	$375,824	$376,457
Buildings and equipment (including from VIEs of $131,423 and $153,445, respectively)	1,350,549	1,367,860
Less accumulated depreciation (including from VIEs of $(16,667) and $(19,479), respectively)	(101,976)	(88,870)
Net property and equipment	1,624,397	1,655,447
Investment in unconsolidated real estate affiliates	223,307	228,249
Investments in real estate and other assets held for sale (including from VIEs of $20,339)	20,339	—
Net investments in real estate	1,868,043	1,883,696
Cash and cash equivalents (including from VIEs of $6,694 and $9,786, respectively)	54,687	45,782
Restricted cash (including from VIEs of $0 and $796, respectively)	1,223	1,967
Tenant accounts receivable, net (including from VIEs of $1,217 and $1,509, respectively)	3,877	3,902
Deferred expenses, net (including from VIEs of $193 and $207, respectively)	9,928	9,498
Acquired intangible assets, net (including from VIEs of $7,430 and $8,022, respectively)	100,886	110,787
Deferred rent receivable, net (including from VIEs of $977 and $901, respectively)	16,415	14,891
Prepaid expenses and other assets (including from VIEs of $111 and $250, respectively)	7,234	4,110
TOTAL ASSETS	$2,062,293	$2,074,633
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $82,517 and $109,691, respectively)	$696,742	$695,613
Liabilities held for sale (including from VIEs of $18,469)	18,469	—
Accounts payable and other accrued expenses (including from VIEs of $1,127 and $1,376, respectively)	14,345	13,058
Accrued offering costs	80,216	86,517
Distributions payable	14,449	14,555
Accrued interest (including from VIEs of $303 and $400, respectively)	1,809	1,979
Accrued real estate taxes (including from VIEs of $1,426 and $1,628, respectively)	6,988	5,022
Advisor fees payable	1,600	1,600
Acquired intangible liabilities, net	20,058	21,748
TOTAL LIABILITIES	854,676	840,092
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 69,756,090 and 69,837,581 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	698	698
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 37,300,118 and 36,522,305 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	373	365
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 12,097,771 and 12,812,637 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	121	128
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 7,715,896 and 7,591,239 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	77	76
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 7,963,493 and 7,963,493 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	80	80
Additional paid-in capital (net of offering costs of $129,131 and $126,995 as of June 30, 2017 and December 31, 2016, respectively)	1,543,998	1,544,955
Accumulated other comprehensive loss	(1,887)	(1,875)
Distributions to stockholders	(228,343)	(199,317)
Accumulated deficit	(115,709)	(118,765)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,199,408	1,226,345
Noncontrolling interests	8,209	8,196
Total equity	1,207,617	1,234,541
TOTAL LIABILITIES AND EQUITY	$2,062,293	$2,074,633
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues:
Minimum rents	$32,113	$24,768	$63,809	$48,338
Tenant recoveries and other rental income	8,314	6,165	16,314	11,941
Total revenues	40,427	30,933	80,123	60,279
Operating expenses:
Real estate taxes	6,108	4,073	12,182	7,795
Property operating	6,860	5,644	13,424	10,836
Net provision for (recovery of) doubtful accounts	31	(1)	49	134
Property general and administrative	275	278	556	606
Advisor fees	4,822	3,429	9,541	6,457
Company level expenses	478	597	1,239	1,203
Acquisition expenses	—	907	—	1,087
Depreciation and amortization	14,091	9,971	28,115	18,980
Total operating expenses	32,665	24,898	65,106	47,098
Operating income	7,762	6,035	15,017	13,181
Other income and (expenses):
Interest expense	(7,029)	(6,694)	(13,645)	(12,655)
Equity in income of unconsolidated affiliates	3,169	562	1,908	897
Gain on disposition of property and extinguishment of debt	—	—	—	40
Total other income and (expenses)	(3,860)	(6,132)	(11,737)	(11,718)
Net income (loss)	3,902	(97)	3,280	1,463
Less: Net income attributable to the noncontrolling interests	(104)	(74)	(224)	(148)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$3,798	$(171)	$3,056	$1,315
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.03	$—	$0.02	$0.01
Weighted average common stock outstanding-basic and diluted	135,789,443	98,434,716	135,575,735	92,854,743
Other comprehensive (loss) gain:
Foreign currency translation adjustment	(8)	(23)	(12)	484
Total other comprehensive (loss) gain	(8)	(23)	(12)	484
Net comprehensive income (loss)	$3,790	$(194)	$3,044	$1,799

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2017	134,727,255	$1,347	$1,544,955	$(1,875)	$(199,317)	$(118,765)	$8,196	$1,234,541
Issuance of common stock	4,078,234	42	46,401	—	—	—	—	46,443
Repurchase of shares	(3,980,121)	(40)	(45,313)	—	—	—	—	(45,353)
Offering costs	—	—	(2,136)	—	—	—	—	(2,136)
Stock based compensation	8,000	—	91	—	—	—	—	91
Net income	—	—	—	—	—	3,056	224	3,280
Other comprehensive loss	—	—	—	(12)	—	—	—	(12)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	1,162	1,162
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(1,373)	(1,373)
Distributions declared per share ($0.25)	—	—	—	—	(29,026)	—	—	(29,026)
Balance, June 30, 2017	134,833,368	$1,349	$1,543,998	$(1,887)	$(228,343)	$(115,709)	$8,209	$1,207,617
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,280	$1,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,630	18,108
Gain on disposition of property and extinguishment of debt	—	(40)
Provision for doubtful accounts	49	134
Straight line rent	(1,535)	(2,719)
Equity in income of unconsolidated affiliates	(1,908)	(897)
Distributions received from unconsolidated affiliates	6,940	—
Net changes in assets, liabilities and other	3,810	2,170
Net cash provided by operating activities	38,266	18,219
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(1,029)	(218,771)
Proceeds from sale of real estate investments and fixed assets	—	7,366
Capital improvements and lease commissions	(6,514)	(6,851)
Investment in unconsolidated real estate affiliates	(90)	(118,509)
Deposits for investments under contract	(3,000)	(6,850)
Deposits refunded for investments under contract	50	—
Distributions received from unconsolidated affiliates	—	4,375
Loan escrows	317	(377)
Net cash used in investing activities	(10,266)	(339,617)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	26,655	286,821
Repurchase of shares	(45,122)	(35,682)
Offering costs	(8,437)	(7,586)
Distributions to stockholders	(9,251)	(5,807)
Distributions paid to noncontrolling interests	(1,373)	(335)
Contributions received from noncontrolling interests	1,162	134
Draws on credit facility	125,000	25,000
Payment on credit facility	(35,000)	(30,000)
Proceeds from mortgage notes and other debt payable	—	115,650
Debt issuance costs	(1,666)	(1,289)
Principal payments on mortgage notes and other debt payable	(71,074)	(950)
Net cash (used in) provided by financing activities	(19,106)	345,956
Net increase in cash and cash equivalents	8,894	24,558
Effect of exchange rates	11	115
Cash and cash equivalents at the beginning of the period	45,782	34,739
Cash and cash equivalents at the end of the period	$54,687	$59,412
Supplemental disclosure of cash flow information:
Interest paid	$12,989	$11,356
Non-cash activities:
Write-offs of receivables	$40	$26
Write-offs of retired assets and liabilities	8,400	796
Change in liability for capital expenditures	209	(1,477)
Net liabilities assumed at acquisition	—	737
Change in issuance of common stock receivable and redemption of common stock payable	229	2,812
Change in accrued offering costs	(6,301)	21,166
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally managed, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located primarily in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of additional properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of June 30, 2017, we owned interests in a total of 69 properties, 68 of which are located in 18 states and one of which is located in Canada.
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
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of June 30, 2017, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I shares in our First Extended Public Offering of $1,034,666.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with indefinite duration. As of June 30, 2017, we have raised aggregate gross proceeds from the sale of our Class D shares in our Follow-on Private Offering of $68,591.
As of June 30, 2017, 69,756,090 shares of Class A common stock, 37,300,118 shares of Class M common stock, 12,097,771 shares of Class A-I common stock, 7,715,896 shares of Class M-I common stock, and 7,963,493 shares of Class D common stock were outstanding and held by a total of 12,495 stockholders.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of June 30, 2017, our VIEs include The District at Howell Mill, The Edge at Lafayette, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of June 30, 2017, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At June 30, 2017 and December 31, 2016, our allowance for doubtful accounts was $178 and $170, respectively.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at June 30, 2017 and December 31, 2016 was $2,742 and $2,180, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $38,665 and $36,345 at June 30, 2017 and December 31, 2016, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $6,736 and $5,142 at June 30, 2017 and December 31, 2016, respectively, on the accompanying Consolidated Balance Sheets.
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
Partnership interests accounted for under the fair value option are stated at the fair value of our ownership in the partnership. The fair value is recorded based upon changes in the net asset value of the limited partnership as determined from the financial statements of the limited partnership. During the three and six months ended June 30, 2017, we recorded unrealized changes in fair value classified within the Level 3 category of a $1,414 increase and a $703 decrease, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates). During the three and six months ended June 30, 2016, we recorded increases in fair value of our investment in the NYC Retail Portfolio of $377 and $600, respectively.
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using Level 2 inputs was $4,987 and $5,729 lower than the aggregate carrying amounts at June 30, 2017 and December 31, 2016, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
Derivative Financial Instruments
We record all derivatives on the Consolidated Balance Sheets at fair value in prepaid expenses and other assets or accounts payable and other accrued expenses. Changes in the fair value of our derivatives are recorded as a component of interest expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) as we have not designated our derivative instruments as hedges. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate caps and swaps.
As of June 30, 2017, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	1	$17,680
Interest Rate Swaps	5	121,400
The fair value of our interest rate caps and swaps represent assets of $1,605 and $1,606 at June 30, 2017 and December 31, 2016, respectively.
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

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartments, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. There were no consolidated properties acquired during the six months ended June 30, 2017.
During the six months ended June 30, 2016, we incurred $1,087 of acquisition expenses recorded on the Consolidated Statements of Operations and Comprehensive Income (Loss). On January 1, 2017, we adopted Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. We expect that most future acquisitions will be accounted for as asset acquisitions and expenses associated with these asset acquisitions will be capitalized.
2017 Held for Sale
On January 31, 2017, The Edge at Lafayette was classified as held for sale. As of June 30, 2017, our investment in real estate and other assets held for sale was comprised of:

June 30, 2017
Land	$1,781
Building and equipment, net	18,040
Other assets, net	518
Total assets	$20,339
As of June 30, 2017, the liabilities held for sale were related to the property listed as held for sale and were as follows:

June 30, 2017
Mortgage notes and other debt payable, net	$17,622
Other liabilities	847
Total liabilities	$18,469

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES
Fair Value Option Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of June 30, 2017, the NYC Retail Portfolio owned 13 retail properties totaling approximately 2,451,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within investments in unconsolidated real estate affiliates. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations and Comprehensive Income (Loss) within equity in income of unconsolidated affiliates. As of June 30, 2017 and December 31, 2016, the carrying amount of our investment in the NYC Retail Portfolio was $88,536 and $89,151, respectively. During the three and six months ended June 30, 2017 we recorded an increase and decrease in fair value of our investment in the NYC Retail Portfolio of $1,414 and $703, respectively. During the three and six months ended June 30, 2017 we received distributions of income totaling $1,383 and $2,020, respectively. During the three and six months ended June 30, 2016 we recorded increases in fair value of our investment in the NYC Retail Portfolio of $377 and $600, respectively. During the three and six months ended June 30, 2016 we received return of capital distributions totaling $4,375. On January 17, 2017, a 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished.
Equity Method Investments
Chicago Parking Garage
On December 23, 2014, we acquired a condominium interest in Chicago Parking Garage, a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois for approximately $16,900 using cash on hand. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At June 30, 2017 and December 31, 2016, the carrying amount of our investment in Chicago Parking Garage was $17,514 and $18,373, respectively.
Pioneer Tower
On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750 using cash on hand. Pioneer Tower sits atop a retail property owned by an independent third party. The land under the property is owned as a condominium interest with the owner of the retail property. In accordance with authoritative guidance, Pioneer Tower is accounted for as an investment in an unconsolidated real estate affiliate. At June 30, 2017 and December 31, 2016, the carrying amount of our investment in Pioneer Tower was $117,257 and $120,726, respectively.
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Total revenues	$2,977	$427	$5,963	$790
Total operating expenses	2,644	242	5,372	493
Net income	$333	$185	$591	$297

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			June 30, 2017	December 31, 2016
Mortgage notes payable (1) (2) (3)	September 1, 2017 - March 1, 2054	3.00% - 5.30%	$603,113	$691,163
Line of credit	May 26, 2020 & May 26, 2022	2.57% - 4.60%	100,000	10,000
Net debt discount on assumed debt and debt issuance costs			(6,371)	(5,550)
Mortgage notes and other debt payable, net			$696,742	$695,613

The Edge at Lafayette (4)	December 1, 2018	3.47%	$17,622	$—
Mortgage note payable and debt issuance costs for held for sale properties			$17,622	$—

(1)	On February 1, 2017, we repaid the mortgage note payable collateralized by Norfleet Distribution Center in the amount of $12,000.

(2)	On March 16, 2017, we repaid the mortgage note payable collateralized by the District at Howell Mill in the amount of $9,348.
(3) On May 26, 2017, we repaid the mortgage note payable collateralized by 180 North Jefferson in the amount of $48,250.

(4)	The loan associated with this property was designated as held for sale on January 31, 2017.
Aggregate future principal payments of mortgage notes payable, excluding those classified as held for sale as of June 30, 2017 are as follows:

Year	Amount
2017	$22,752
2018	3,830
2019	13,248
2020	52,575
2021	28,488
Thereafter	482,220
Total	$603,113

Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan (the “Term Loan”). The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 26, 2020 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. The maturity date of the Term Loan is May 26, 2022. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the ability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of June 30, 2017, we believe no material adverse effects had occurred.

Borrowings under the Credit Facility are guaranteed by us and certain of our subsidiaries. The Credit Facility requires the maintenance of certain financial covenants, including: (i) unencumbered property pool leverage ratio; (ii) debt service coverage ratio; (iii) maximum total leverage ratio; (iv) fixed charges coverage ratio; (v) minimum net asset value; (vi) maximum secured debt ratio; (vii) maximum secured recourse debt ratio; (viii) maximum permitted investments; and (ix) unencumbered property pool criteria. The Credit Facility provides the flexibility to move assets in and out of the unencumbered property pool during the term of the Credit Facility. At June 30, 2017, we had $50,000 outstanding under the Revolving Line of Credit at a blended rate of 3.50%% (LIBOR + 1.35% and the base rate of 4.60%) and $50,000 outstanding under the Term Loan at 2.34% (LIBOR + 1.30%). On May 26, 2017, we swapped the LIBOR portion of the Term Loan to a fixed rate of 1.79% (all in rate of 3.09% at June 30, 2017).
On May 26, 2017, we terminated our existing $150,000 line of credit with Bank of America, N.A. We repaid the outstanding balance of $25,000 which had an interest rate of approximately 2.57%, using proceeds from our Credit Facility. The line of credit was set to expire on September 19, 2017. At December 31, 2016, we had $10,000 in borrowings outstanding on the line of credit.
At June 30, 2017, we were in compliance with all debt covenants.

Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at June 30, 2017 and December 31, 2016 was $2,990 and $2,537, respectively.
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

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the six months ended June 30, 2017 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2016	69,837,581	36,522,305	12,812,637	7,591,239	7,963,493
Issuance of common stock	1,642,718	1,826,190	399,063	218,263	—
Repurchase of shares	(1,724,209)	(1,048,377)	(1,113,929)	(93,606)	—
Balance, June 30, 2017	69,756,090	37,300,118	12,097,771	7,715,896	7,963,493

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the six months ended June 30, 2017 were as follows:

	Six Months Ended
	June 30, 2017
	# of shares	Amount
Class A Shares	1,642,718	$18,783
Class M Shares	1,826,190	20,755
Class A-I Shares	399,063	4,518
Class M-I Shares	218,263	2,478
Total		$46,534
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the six months ended June 30, 2017, we repurchased 3,980,121 shares of common stock. During the six months ended June 30, 2016, we repurchased 3,166,540 shares of common stock.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the six months ended June 30, 2017, we issued 1,757,665 shares of common stock for $19,881 under the distribution reinvestment plan. For the six months ended June 30, 2016, we issued 1,096,165 shares of common stock for $12,289 under the distribution reinvestment plan.
Earnings Per Share
Basic per share amounts are based on the weighted average of shares outstanding of 135,789,443 and 135,575,735 for the three and six months ended June 30, 2017, respectively, and 98,434,716 and 92,854,743 for the three and six months ended June 30, 2016, respectively. We have no dilutive or potentially dilutive securities.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers prior to the commencement of the offerings) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through January 16, 2015, which is the date the SEC declared our registration statement effective for the First Extended Public Offering, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the First Extended Public Offering. Following the First Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the First Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the First Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of June 30, 2017 and December 31, 2016, LaSalle had paid $1,786 and $1,714, respectively, of organization and offering costs on our behalf which we had not yet been reimbursed. These costs are included in Accrued offering costs.

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
The fixed advisory fees for the three and six months ended June 30, 2017 were $4,822 and $9,541, respectively. The fixed advisory fees for the three and six months ended June 30, 2016 were $3,429 and $6,457, respectively. There were no performance fees for the six months ended June 30, 2017 and 2016. Included in Advisor fees payable at June 30, 2017 and December 31, 2016 were $1,600 and $1,600 of fixed fee expense, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three and six months ended June 30, 2017, JLL Americas was paid $469 and $698, respectively, for property management and leasing services. For the three and six months ended June 30, 2016, JLL Americas was paid $96 and $180, respectively, for property management and leasing services. During the six months ended June 30, 2016, we paid JLL Americas a total of $114 in loan placement fees related to the mortgage note payable on 140 Park Avenue and $197 in sales brokerage fees for the 36 Research Park Drive property sale.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and six months ended June 30, 2017, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,486 and $4,986, respectively. For the three and six months ended June 30, 2016, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,875 and $5,217, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs, at June 30, 2017 and December 31, 2016 were $78,430 and $84,803 of future dealer manager fees payable, respectively.
As of June 30, 2017 and December 31, 2016, we owed $1,786 and $1,714, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
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

NOTE 9—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income (loss) for the three and six months ended June 30, 2017 and 2016.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of June 30, 2017	$484,512	$483,788	$299,779	$512,069	$21,231	$1,801,379
Assets as of December 31, 2016	492,530	488,454	300,702	517,758	21,313	1,820,757

Three Months Ended June 30, 2017
Revenues:
Minimum rents	$9,436	$7,952	$7,037	$7,619	$69	$32,113
Tenant recoveries and other rental income	920	2,785	1,326	2,681	602	8,314
Total revenues	$10,356	$10,737	$8,363	$10,300	$671	$40,427
Operating expenses:
Real estate taxes	$1,566	$2,022	$955	$1,455	$110	$6,108
Property operating	2,747	681	1,741	1,470	221	6,860
Provision for doubtful accounts	5	—	1	25	—	31
Total segment operating expenses	$4,318	$2,703	$2,697	$2,950	$331	$12,999
Operating income - Segments	$6,038	$8,034	$5,666	$7,350	$340	$27,428

Capital expenditures by segment	$875	$498	$876	$674	$2	$2,925

Reconciliation to net loss
Operating income - Segments						$27,428
Property general and administrative						275
Advisor fees						4,822
Company level expenses						478
Depreciation and amortization						14,091
Operating income						$7,762
Other income and (expenses):
Interest expense						$(7,029)
Equity in income of unconsolidated affiliates						3,169
Total other income and (expenses)						$(3,860)
Net income						$3,902

Reconciliation to total consolidated assets as of June 30, 2017
Assets per reportable segments (1)						$1,801,379
Unconsolidated real estate affiliates and corporate level assets						260,914
Total consolidated assets						$2,062,293

Reconciliation to total consolidated assets as of December 31, 2016
Assets per reportable segments						$1,820,757
Unconsolidated real estate affiliates and corporate level assets						253,876
Total consolidated assets						$2,074,633
(1)    Includes $20,339 of Apartment segment assets classified as held for sale on January 31, 2017.

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended June 30, 2016
Revenues:
Minimum rents	$6,067	$5,611	$7,086	$5,935	$69	$24,768
Tenant recoveries and other rental income	397	1,514	1,417	2,270	567	6,165
Total revenues	$6,464	$7,125	$8,503	$8,205	$636	$30,933
Operating expenses:
Real estate taxes	$726	$1,165	$864	$1,197	$121	$4,073
Property operating	2,051	446	1,735	1,171	241	5,644
Provision for (recovery of) doubtful accounts	11	—	—	(12)	—	(1)
Total segment operating expenses	$2,788	$1,611	$2,599	$2,356	$362	$9,716
Operating income - Segments	$3,676	$5,514	$5,904	$5,849	$274	$21,217

Capital expenditures by segment	$685	$356	$2,306	$804	$13	$4,164

Reconciliation to net income
Operating income - Segments						$21,217
Property general and administrative						278
Advisor fees						3,429
Company level expenses						597
Acquisition expenses						907
Depreciation and amortization						9,971
Operating income						$6,035
Other income and (expenses):
Interest expense						$(6,694)
Equity in income of unconsolidated affiliates						562
Total other income and (expenses)						$(6,132)
Net loss						$(97)

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2017
Revenues:
Minimum rents	$18,827	$15,624	$13,994	$15,226	$138	$63,809
Tenant recoveries and other rental income	1,974	5,257	2,612	5,204	1,267	16,314
Total revenues	$20,801	$20,881	$16,606	$20,430	$1,405	$80,123
Operating expenses:
Real estate taxes	$3,079	$4,097	$1,892	$2,890	$224	$12,182
Property operating	5,383	1,276	3,499	2,821	445	13,424
Provision for (recovery of) doubtful accounts	17	—	(3)	35	—	49
Total segment operating expenses	$8,479	$5,373	$5,388	$5,746	$669	$25,655
Operating income - Segments	$12,322	$15,508	$11,218	$14,684	$736	$54,468

Capital expenditures by segment	$1,193	$829	$2,500	$1,372	$185	$6,079

Reconciliation to net income
Operating income - Segments						$54,468
Property general and administrative						556
Advisor fees						9,541
Company level expenses						1,239
Depreciation and amortization						28,115
Operating income						$15,017
Other income and (expenses):
Interest expense						$(13,645)
Equity in income of unconsolidated affiliates						1,908
Total other income and (expenses)						$(11,737)
Net income						$3,280

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2016
Revenues:
Minimum rents	$11,678	$10,445	$14,198	$11,879	$138	$48,338
Tenant recoveries and other rental income	696	3,054	2,533	4,407	1,251	11,941
Total revenues	$12,374	$13,499	$16,731	$16,286	$1,389	$60,279
Operating expenses:
Real estate taxes	$1,338	$2,261	$1,693	$2,254	$249	$7,795
Property operating	3,848	859	3,399	2,280	450	10,836
Provision for doubtful accounts	22	—	—	112	—	134
Total segment operating expenses	$5,208	$3,120	$5,092	$4,646	$699	$18,765
Operating income - Segments	$7,166	$10,379	$11,639	$11,640	$690	$41,514

Capital expenditures by segment	$1,095	$771	$5,542	$1,167	$13	$8,588

Reconciliation to net income
Operating income - Segments						$41,514
Property general and administrative						606
Advisor fees						6,457
Company level expenses						1,203
Acquisition expenses						1,087
Depreciation and amortization						18,980
Operating income						$13,181
Other income and (expenses):
Interest expense						$(12,655)
Equity in income of unconsolidated affiliates						897
Gain on disposition of property and extinguishment of debt						40
Total other income and (expenses)						$(11,718)
Net income						$1,463

NOTE 10—DISTRIBUTIONS PAYABLE
On May 15, 2017, our board of directors approved a gross dividend for the second quarter of 2017 of $0.125 per share to stockholders of record as of June 29, 2017. The dividend was paid on August 1, 2017. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.125 per share, less applicable class-specific fees, if any.
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

NOTE 12—SUBSEQUENT EVENTS
On July 14, 2017, we acquired Jory Trail at the Grove, a 324 unit apartment building located in Wilsonville, Oregon, for approximately $74,750. The acquisition was funded by the assumption of an eight-year mortgage loan that bears interest at a fixed-rate of 3.81% in the amount of $44,250, a draw on our Credit Facility and cash on hand.
On July 26, 2017, we relinquished our ownership of Railway Street Corporate Centre, a 135,000 square foot office building located in Calgary, Canada, through a deed in lieu of foreclosure with the lender.
On July 28, 2017, we acquired The Reserve at Johns Creek Walk, a 210 unit apartment building located in Johns Creek, Georgia, for approximately $47,300. The acquisition was funded by the assumption of a three year mortgage loan that bears interest at a fixed rate of 3.30% in the amount of $23,620, a draw on our Credit Facility and cash on hand.
On August 4, 2017, we expanded our Credit Facility by $50,000. The additional borrowing was in the form of a five year term loan maturing on May 26, 2022 at LIBOR plus 1.35%. We swapped the LIBOR portion to a fixed rate of 1.81%.
On August 7, 2017, we entered into an agreement to sell 14600 Sherman Way and 14624 Sherman Way, a 50,000 and 53,000, respectively, square foot medical office buildings located in Van Nuys, CA for approximately $22,350. We reclassified the properties as held for sale on August 7, 2017.
On August 8, 2017, we acquired Montecito Marketplace, a 190,000 square foot grocery-anchored retail center located in Las Vegas, Nevada for approximately $63,550. The acquisition was funded with a draw on our Credit Facility and cash on hand.
On August 10, 2017, our board of directors approved a gross dividend for the third quarter of 2017 of $0.125 per share to stockholders of record as of September 28, 2017. The dividend will be paid on or around November 1, 2017. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.125 per share, less applicable class-specific fees, if any.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of June 30, 2017, were comprised of:
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

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of the Chicago Parking Garage, the NYC Retail Portfolio and Pioneer Tower (office) as of June 30, 2017. Our investment in Pioneer Tower was acquired on June 28, 2016.
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
Estimated Percent of Fair Value as of June 30, 2017:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.
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

Properties
Properties owned at June 30, 2017 are as follows:

					Percentage Leased as of June 30, 2017
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	93%
The Edge at Lafayette (1) (2)	Lafayette, LA	January 15, 2008	78	207,000	93
Townlake of Coppell (1)	Coppell, TX	May 22, 2015	90	351,000	93
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	95
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	98
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	94
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	99
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	94
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	100
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center:
3800 1st Avenue South	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue South	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue South	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center:
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O’Hare Industrial Portfolio:
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
24823 Anza Drive	Santa Clarita, CA	June 29, 2016	100	31,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100

Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	86
14600 Sherman Way	Van Nuys, CA	December 21, 2005	100	50,000	99
14624 Sherman Way	Van Nuys, CA	December 21, 2005	100	53,000	97
Railway Street Corporate Centre	Calgary, Canada	August 30, 2007	100	135,000	55
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88	306,000	88
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	100
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	96
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	94
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	100
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	98
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	92
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	97
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	98
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	97
Other Segment:
South Beach Parking Garage (3)	Miami Beach, FL	January 28, 2014	100	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (4)	Chicago, IL	December 23, 2014	100	167,000	N/A
NYC Retail Portfolio (5)	NY/NJ	December 8, 2015	14	2,451,000	95
Pioneer Tower (6)	Portland, OR	June 28, 2016	100	296,000	94

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	On January 31, 2017, the property was designated as held-for-sale.

(3)	The parking garage contains 343 stalls. This property is owned subject to a ground lease.

(4)	We own a condominium interest in the building that contains a 366 stall parking garage.

(5)	We own an approximate 14% interest in a portfolio of 13 urban infill retail properties located in the greater New York City area.

(6)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.
Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of June 30, 2017:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	8	1,890,000	18%	95%	$22.97
Industrial	28	6,044,000	58	100	4.97
Office	7	893,000	9	88	35.83
Retail	10	1,485,000	14	94	20.19
Other	1	130,000	1	N/A	N/A
Total	54	10,442,000	100%	97%	$12.58

(1)	Amount calculated as in-place minimum base rent for all occupied space at June 30, 2017 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of June 30, 2017, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $12.33 for our consolidated properties.
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
Capital Raised and Use of Proceeds
As of June 30, 2017, we raised gross proceeds of over $1,467,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $1,742,000 of real estate investments, deleverage the company by repaying mortgage loans of approximately $376,000 and repurchase shares of our common stock for approximately $247,000.
Property Disposition
On January 17, 2017, a 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. Sale proceeds will be maintained at the venture for operating needs.
Stock Repurchases
For the six months ended June 30, 2017, we repurchased $45,122 of shares of our common stock through the share repurchase plan.
Financing
On February 1, 2017, we repaid the mortgage note payable collateralized by Norfleet Distribution Center in the amount of $12,000.
On March 16, 2017, we repaid the mortgage note payable collateralized by the District at Howell Mill in the amount of $9,348.
On May 26, 2017, we repaid the mortgage note payable collateralized by 180 North Jefferson in the amount of $48,250.
On May 26, 2017 we entered into a new Credit Facility providing for a $200,000 Revolving Line of Credit and $50,000 Term Loan. We used proceeds from the Term Loan to repay the $25,000 outstanding balance we had as of May 25, 2017 on our previous line of credit.

Subsequent Events
On July 14, 2017, we acquired Jory Trail at the Grove, a 324 unit apartment building located in Wilsonville, Oregon, for approximately $74,750. The acquisition was funded by the assumption of an eight-year mortgage loan that bears interest at a fixed-rate of 3.81% in the amount of $44,250, a draw on our Credit Facility and cash on hand.
On July 28, 2017, we acquired The Reserve at Johns Creek Walk, a 210 unit apartment building located in Johns Creek, Georgia, for approximately $47,300. The acquisition was funded by the assumption of a three year mortgage loan that bears interest at a fixed rate of 3.30% in the amount of $23,620, a draw on our Credit Facility and cash on hand.
On July 26, 2017, we relinquished our ownership of Railway Street Corporate Centre, a 135,000 square foot office building located in Calgary, Canada, through a deed in lieu of foreclosure with the lender.
On August 4, 2017, we expanded our Credit Facility by $50,000. The additional borrowing was in the form of a five year term loan maturing on May 26, 20122 at LIBOR plus 1.35%. We swapped the LIBOR portion to a fixed rate of 1.81%.
On August 8, 2017, we acquired Montecito Marketplace, a 190,000 square foot grocery-anchored retail center located in Las Vegas, Nevada for approximately $63,550. The acquisition was funded with a draw on our Credit Facility and cash on hand.
On August 10, 2017, our board of directors approved a gross dividend for the third quarter of 2017 of $0.125 per share to stockholders of record as of September 28, 2017 The dividend will be paid on or around November 1, 2017. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.125 per share, less applicable class-specific fees, if any.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities, excluding future dealer manager fees, divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 34% as of June 30, 2017.
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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the six months ended June 30, 2017 and 2016 are referred to as our comparable properties.

Results of Operations for the Three Months Ended June 30, 2017 and 2016
Revenues
The following chart sets forth revenues by reportable segment for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ Change	% Change
Revenues:
Minimum rents
Apartment	$4,180	$3,997	$183	4.6%
Industrial	5,065	4,930	135	2.7
Office	6,625	6,669	(44)	(0.7)
Retail	5,801	5,934	(133)	(2.2)
Other	69	69	—	—
Comparable properties total	$21,740	$21,599	$141	0.7%
Recent acquisitions and sold properties	10,373	3,169	7,204	227.3
Total	$32,113	$24,768	$7,345	29.7%

Tenant recoveries and other rental income
Apartment	$345	$271	$74	27.3%
Industrial	1,596	1,336	260	19.5
Office	1,173	1,299	(126)	(9.7)
Retail	2,133	2,260	(127)	(5.6)
Other	602	567	35	6.2
Comparable properties total	$5,849	$5,733	$116	2.0%
Recent acquisitions and sold properties	2,465	432	2,033	470.6
Total	$8,314	$6,165	$2,149	34.9%
Total revenues	$40,427	$30,933	$9,494	30.7%
Minimum rents at comparable properties increased by $141 for the three months ended June 30, 2017 as compared to the same period in 2016. The increase is primarily due to increases of $168 at O'Hare Distribution Center and $116 at AQ Rittenhouse related to increases in rental rates during the three months ended June 30, 2017. Partially offsetting these increases was a decrease of $148 at The District at Howell Mill related to a decrease in occupancy for the three months ended June 30, 2017 as compared to the same period in 2016.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $116 for the three months ended June 30, 2017 as compared to the same period in 2016. The increase is primarily related to higher revenue of $171 at O'Hare Distribution Center related to a lease termination fee and true-up billing of prior year expenses as well as $65 at Norfleet Distribution Center related to higher real estate taxes for the three months ended June 30, 2017 as compared to the same period in 2016. Partially offsetting these increases was a decrease of $106 and $50 at Monument IV at Worldgate and Whitestone Market, respectively, related to true-up billing of prior year expenses made during the three months ended June 30, 2017.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for (recovery of) doubtful accounts by reportable segment, for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$534	$499	$35	7.0%
Industrial	1,070	1,041	29	2.8
Office	875	794	81	10.2
Retail	1,193	1,198	(5)	(0.4)
Other	110	121	(11)	(9.1)
Comparable properties total	$3,782	$3,653	$129	3.5%
Recent acquisitions and sold properties	2,326	420	1,906	454
Total	$6,108	$4,073	$2,035	50.0%

Property operating
Apartment	$1,222	$1,255	$(33)	(2.6)%
Industrial	443	375	68	18.1
Office	1,670	1,689	(19)	(1.1)
Retail	1,214	1,172	42	3.6
Other	221	241	(20)	(8.3)
Comparable properties total	$4,770	$4,732	$38	0.8%
Recent acquisitions and sold properties	2,090	912	1,178	129.2
Total	$6,860	$5,644	$1,216	21.5%

Net provision for (recovery of) doubtful accounts
Apartment	$5	$5	$—	—%
Office	1	—	1	100.0
Retail	21	(11)	32	(290.9)
Comparable properties total	$27	$(6)	$33	(550.0)%
Recent acquisitions and sold properties	4	5	(1)	(20.0)
Total	$31	$(1)	$32	(3,200.0)%
Total operating expenses	$12,999	$9,716	$3,283	33.8%
Real estate taxes at comparable properties increased by $129 for the three months ended June 30, 2017 as compared to the same period in 2016. The increase is primarily related to higher tax assessments of $71 at Norfleet Distribution Center, $36 at Railway Street Corporate Centre and $31 at Monument IV at Worldgate. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties remained fairly consistent for the three months ended June 30, 2017 as compared to the same period in 2016.
Net provision for (recovery of) doubtful accounts relates to receivables deemed potentially uncollectable due to the age of the receivable or the status of the tenant. Provision for doubtful accounts at comparable properties increased by $33 for the three months ended June 30, 2017 as compared to the same period in 2016, primarily related to $21 of receivables deemed uncollectible at Oak Grove Plaza related to a tenant default.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ Change	% Change
Property general and administrative	$275	$278	$(3)	(1.1)%
Advisor fees	4,822	3,429	1,393	40.6
Company level expenses	478	597	(119)	(19.9)
Acquisition expenses	—	907	(907)	(100.0)
Depreciation and amortization	14,091	9,971	4,120	41.3
Interest expense	7,029	6,694	335	5.0
Equity in income from unconsolidated affiliates	(3,169)	(562)	(2,607)	463.9
Total expenses	$23,526	$21,314	$2,212	10.4%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses remained consistent for the three months ended June 30, 2017 as compared to the same period in 2016.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, wherein our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $1,393 for the three months ended June 30, 2017 as compared to the same period of 2016 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $119 for the three months ended June 30, 2017 as compared to the same period in 2016 primarily due to a decrease in stockholder servicing costs and other professional service fees.
Acquisition expenses relate to expenses incurred during the acquisition of a property. On January 1, 2017, we adopted Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. We expect that most future acquisitions will qualify as asset acquisitions. As such, future acquisition-related expenses will be capitalized. During the three months ended June 30, 2016, we incurred $907 of acquisition expenses related to acquisitions we were pursuing.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $4,120 in depreciation and amortization expense for the three months ended June 30, 2017 as compared to the same period in 2016 is primarily related to an increase of $3,753 on our acquisitions that occurred in 2016.
Interest expense increased by $335 for the three months ended June 30, 2017 as compared to the same period in 2016 as a result of new debt on our 2016 acquisitions partially offset by debt payoffs.
Equity in income from unconsolidated affiliates relates to the income from Chicago Parking Garage and Pioneer Tower as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended June 30, 2017, we recorded a $1,414 increase in the fair value of and received $1,383 in operating distributions from our investment in the NYC Retail Portfolio as compared to a $377 increase in fair value during the same period of 2016.

Results of Operations for the Six Months Ended June 30, 2017 and 2016
Revenues
The following chart sets forth revenues by reportable segment, for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ Change	% Change
Revenues:
Minimum rents
Apartment	$8,482	$8,063	$419	5.2%
Industrial	9,839	9,763	76	0.8
Office	13,170	13,563	(393)	(2.9)
Retail	11,607	11,879	(272)	(2.3)
Other	138	138	—	—
Comparable properties total	$43,236	$43,406	$(170)	(0.4)%
Recent acquisitions and sold properties	20,573	4,932	15,641	317.1
Total	$63,809	$48,338	$15,471	32.0%

Tenant recoveries and other rental income
Apartment	$664	$509	$155	30.5%
Industrial	3,036	2,876	160	5.6
Office	2,322	2,382	(60)	(2.5)
Retail	4,150	4,366	(216)	(4.9)
Other	1,267	1,251	16	1.3
Comparable properties total	$11,439	$11,384	$55	0.5%
Recent acquisitions and sold properties	4,875	557	4,318	775.2
Total	$16,314	$11,941	$4,373	36.6%
Total revenues	$80,123	$60,279	$19,844	32.9%
Minimum rents at comparable properties decreased by $170 for the six months ended June 30, 2017 as compared to the same period in 2016. The decrease is primarily due to decreases of $473 at 111 Sutter Street and $251 at The District at Howell Mill related to a decrease in average occupancy during the six months ended June 30, 2017 as compared to the same period in 2016. Partially offsetting these decreases were increases of $274 at AQ Rittenhouse and $264 at O'Hare Distribution Center related to increased occupancy for the six months ended June 30, 2017 as compared to the same period in 2016.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $55 for the six months ended June 30, 2017 as compared to the same period in 2016. The increase is primarily related to higher recoveries of $142 at Norfleet Distribution Center related to higher real estate taxes. Additionally, there was an increase of $93 at Townlake of Coppell related to cable TV service fees and insurance proceeds from a small fire. Partially offsetting these increases were decreases of $99 at Rancho Temecula Town Center related to lower real estate tax recoveries and $69 at Oak Grove Plaza related to an insurance refund received in the prior year. Additionally, there was a decrease of $54 at Grand Lakes Marketplace due to lower real estate tax recoveries during the six months ended June 30, 2017 as compared to the same period in 2016.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$1,065	$983	$82	8.3%
Industrial	2,353	2,135	218	10.2
Office	1,731	1,589	142	8.9
Retail	2,366	2,255	111	4.9
Other	224	249	(25)	(10.0)
Comparable properties total	$7,739	$7,211	$528	7.3%
Recent acquisitions and sold properties	4,443	584	3,859	660.8
Total	$12,182	$7,795	$4,387	56.3%

Property operating
Apartment	$2,387	$2,387	$—	—%
Industrial	826	788	38	4.8
Office	3,371	3,351	20	0.6
Retail	2,347	2,280	67	2.9
Other	445	450	(5)	(1.1)
Comparable properties total	$9,376	$9,256	$120	1.3%
Recent acquisitions and sold properties	4,048	1,580	2,468	156.2
Total	$13,424	$10,836	$2,588	23.9%

Net provision for (recovery of) doubtful accounts
Apartment	$16	$9	$7	77.8%
Office	(2)	—	(2)	100.0
Retail	31	112	(81)	(72.3)
Other	—	—	—	100.0
Comparable properties total	$45	$121	$(76)	(62.8)%
Recent acquisitions and sold properties	4	13	(9)	(69.2)
Total	$49	$134	$(85)	(63.4)%
Total operating expenses	$25,655	$18,765	$6,890	36.7%
Real estate taxes at comparable properties increased by $528 for the six months ended June 30, 2017 as compared to the same period in 2016. The increase is primarily the result of several properties across the segments having higher tax assessments during the six months ended June 30, 2017 as compared to the same period of 2016. Additionally, several properties across the segments received tax refunds during the six months ended June 30, 2016 that did not occur in the six months ended June 30, 2017. Our properties are reassessed periodically by the taxing authorities which may result in increases or decreases in real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties remained fairly consistent for the six months ended June 30, 2017 as compared to the same period of 2016.

Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased by $76 for the six months ended June 30, 2017 as compared to the same period of 2016, primarily related to tenant bankruptcies in 2016 resulting in provisions of $51 at The District at Howell Mill and $40 at Rancho Temecula Town Center. Partially offsetting these decreases was an increase of $33 at Oak Grove Plaza for receivables deemed uncollectible related to a tenant default during the six months ended June 30, 2017 as compared to the same period of 2016.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ Change	% Change
Property general and administrative	$556	$606	$(50)	(8.3)%
Advisor fees	9,541	6,457	3,084	47.8
Company level expenses	1,239	1,203	36	3.0
Acquisition expenses	—	1,087	(1,087)	(100.0)
Depreciation and amortization	28,115	18,980	9,135	48.1
Interest expense	13,645	12,655	990	7.8
Equity in income of unconsolidated affiliates	(1,908)	(897)	(1,011)	112.7
Gain on disposition of property and extinguishment of debt	—	(40)	40	(100.0)
Total expenses	$51,188	$40,051	$11,137	28%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased $50 primarily due legal fees and licenses incurred during 2016.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $3,084 for the six months ended June 30, 2017 as compared to the same period of 2016 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $36 for the six months ended June 30, 2017 as compared to the same period in 2016 primarily due to an increase in stockholder servicing costs and other professional service fees.
Acquisition expenses relate to expenses incurred during the acquisition of a property. On January 1, 2017, we adopted Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. We expect that most future acquisitions will qualify as asset acquisitions. As such, future acquisition-related expenses will be capitalized. During the six months ended June 30, 2016, we incurred $1,087 of acquisition expenses related to acquisitions we were pursuing.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $9,135 in depreciation and amortization expense for the six months ended June 30, 2017 as compared to the same period in 2016 is primarily related to an increase of $8,760 on new acquisitions that occurred in 2016.
Interest expense increased by $990 for the six months ended June 30, 2017 as compared to the same period in 2016 as a result of new debt on our 2016 acquisitions partially offset by debt payoffs.
Equity in income from unconsolidated affiliates relates to the income from Chicago Parking Garage and Pioneer Tower as well as changes in fair value received and operating distributions received from our investment in the NYC Retail Portfolio. During the six months ended June 30, 2017, we recorded a $703 decrease in the fair value of and received $2,020 in operating distribution from our investment in the NYC Retail Portfolio as compared to a $600 increase in fair value during the same period of 2016.
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
The following table presents a reconciliation of the most comparable GAAP amount of net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc to NAREIT FFO for the periods presented:

Reconciliation of GAAP net (loss) income to NAREIT FFO	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$3,798	$(171)	$3,056	$1,315
Real estate depreciation and amortization (1)	15,704	9,853	31,331	18,748
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(1,414)	(377)	703	(640)
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$18,088	$9,305	$35,090	$19,423
Weighted average shares outstanding, basic and diluted	135,789,443	98,434,716	135,575,735	92,854,743
NAREIT FFO per share, basic and diluted	$0.13	$0.09	$0.26	$0.21

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$18,088	$9,305	$35,090	$19,423
Straight-line rental income (1)	(945)	(1,415)	(1,905)	(2,688)
Amortization of above- and below-market leases (1)	(925)	(584)	(1,787)	(1,082)
Amortization of net discount on assumed debt (1)	(54)	(80)	(108)	(160)
Loss on derivative instruments and extinguishment or modification of debt (1)	217	923	—	1,642
Adjustment for investment accounted for under the fair value option (2)	(178)	1,189	199	2,313
Acquisition expenses (1)	—	907	—	1,087
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$16,203	$10,245	$31,489	$20,535
Weighted average shares outstanding, basic and diluted	135,789,443	98,434,716	135,575,735	92,854,743
AFFO per share, basic and diluted	$0.12	$0.10	$0.23	$0.22

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.
NAV as of June 30, 2017
The following table provides a breakdown of the major components of our NAV as of June 30, 2017:

	June 30, 2017
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,176,504	$630,881	$204,692	$130,596	$134,596	$2,277,269
Debt	(404,292)	(216,795)	(70,340)	(44,878)	(46,253)	(782,558)
Other assets and liabilities, net	21,678	11,625	3,771	2,406	2,481	41,961
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$793,890	$425,711	$138,123	$88,124	$90,824	$1,536,672
Number of outstanding shares	69,756,090	37,300,118	12,097,771	7,715,896	7,963,493
NAV per share	$11.38	$11.41	$11.42	$11.42	$11.41

(1)	The value of our real estate investments was greater than the historical cost by 6.3% as of June 30, 2017.
The following table provides a breakdown of the major components of our NAV as of December 31, 2016:

	December 31, 2016
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,160,702	$608,854	$213,621	$126,613	$132,639	$2,242,429
Debt	(395,838)	(207,639)	(72,852)	(43,179)	(45,234)	(764,742)
Other assets and liabilities, net	18,952	9,815	3,470	2,057	2,154	36,448
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$783,816	$411,030	$144,239	$85,491	$89,559	$1,514,135
Number of outstanding shares	69,837,581	36,522,305	12,812,637	7,591,239	7,963,493
NAV per share	$11.22	$11.25	$11.26	$11.26	$11.25

(1)	The value of our real estate investments was greater than the historical cost by 4.7% as of December 31, 2016.

The increase in NAV per share from December 31, 2016 to June 30, 2017, was related to a net increase of 1.05% in the value of our portfolio. Property operations for the six months ended June 30, 2017 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of June 30, 2017:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.46%	5.83%	5.91%	5.66%	6.75%	5.73%
Discount rate/internal rate of return (IRR)	6.78	6.50	6.65	6.48	8.17	6.62
Annual market rent growth rate	3.11	2.96	2.89	3.13	3.41	3.04
Holding period (years)	10.00	10.00	10.00	10.00	22.57	10.22

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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return ("IRR") used as of June 30, 2017 of 0.25% would yield a decrease in our total real estate investment value of 1.9% and our NAV per share class would have been $11.05, $11.09, $11.10, $11.09 and $11.08 for Class A, Class M, Class A-I, Class M-I and Class D, respectively. An increase in the weighted-average discount rate/IRR used as of December 31, 2016 of 0.25% would yield a decrease in our total real estate investment value of 1.2% and our NAV per each share class would have been $10.97, $11.00, $11.00, $11.00 and $10.99 for Class A, Class M, Class A-I, Class M-I and Class D, respectively.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Line of Credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ Change
Net cash provided by operating activities	$38,266	$18,219	$20,047
Net cash used in investing activities	(10,266)	(339,617)	329,351
Net cash (used in) provided by financing activities	(19,106)	345,956	(365,062)
Cash provided by operating activities increased $20,047 for the six months ended June 30, 2017 as compared to the same period in 2016. Cash from operating activities increased $18,407 primarily related to acquisitions of properties and investments in unconsolidated real estate affiliates that occurred in 2016 and distributions received from unconsolidated real estate affiliates during 2017. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, advisor fee payable and accounts payable and other accrued expenses. These changes in our working capital caused an increase to cash provided by operating activities of $1,640 between the six months ended June 30, 2017 and the same period in 2016, which was primarily related to an increase in accounts payable, accrued expenses and accrued real estate taxes.
Cash used in investing activities decreased by $329,351 for the six months ended June 30, 2017 as compared to the same period in 2016. The increase was primarily related to a decrease in cash used to purchase new properties and cash used for investments in unconsolidated real estate affiliates during the six months ended June 30, 2016 compared to 2017.

Cash (used in) provided by financing activities decreased by $365,062 for the six months ended June 30, 2017 as compared to the same period in 2016. The decrease is primarily related to a decrease of $270,457 in net proceeds received from the sale of common stock during 2017 as compared to the same period in 2016. Additionally, there were net proceeds on mortgage note payables and our line of credit of $17,260 during the six months ended June 30, 2017 as compared to net proceeds of $108,411 during the same period in 2016.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances, including amounts classified as held for sale, and the weighted average interest rates at June 30, 2017 and December 31, 2016:

	Consolidated Debt
	June 30, 2017		December 31, 2016
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$653,113	3.76%	$613,233	3.85%
Variable	67,680	3.59	87,930	2.59
Total	$720,793	3.75%	$701,163	3.69%
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
On March 3, 2015, we commenced a private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offering will be used for the same corporate purposes as the proceeds of our First Extended Public Offering. We reserve the right to terminate the Follow-on Private Offering at any time and to extend the Follow-on Private Offering term to the extent permissible under applicable law.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of June 30, 2017, we had consolidated debt of $720,793, which included $67,680 of variable-rate debt. Including the $6,429 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $714,364 at June 30, 2017. We also entered into interest rate cap and swap agreements on $139,080 of debt which cap the LIBOR rate at between 1.0% and 3.3% over the next year. A 0.25% movement in the interest rate on the $67,680 of variable-rate debt would have resulted in a $169 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2017, the fair value of our mortgage notes payable was estimated to be $4,987 higher than the carrying value of $720,793. If treasury rates were 0.25% higher at June 30, 2017, the fair value of our mortgage notes payable would have been $5,385 lower than the carrying value.
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
As a result of our Canadian investment, we are subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective is to control our exposure to these risks through our normal operating activities. For the six months ended June 30, 2017 and 2016, we recognized a foreign currency translation loss of $12 and gain of $484, respectively. At June 30, 2017, a 10% unfavorable exchange rate movement would have caused our $12 foreign currency translation loss to be decreased by $19, resulting in a foreign currency translation gain of $7.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

During the three months ended June 30, 2017, we repurchased 2,577,221 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2017	424,272	$11.34	424,272	—
May 1 - May 31, 2017	711,906	11.36	711,906	—
June 1 - June 30, 2017	1,441,043	11.51	1,441,043	—
(1)     Redemptions are limited as described above.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended June 30, 2017.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 11, 2017	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 11, 2017	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Credit Agreement between Jones Lang LaSalle Income Property Trust, Inc. and JP Morgan Chase Bank, N.A. for a $250 million revolving line of credit and unsecured term loan, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 2, 2017.

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