Form 10-Q
period 2017-09-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2017-11-13
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 13, 2017 were 69,692,530 shares of Class A Common Stock, 37,914,665 shares of Class M Common Stock, 11,173,341 of Class A-I Common Stock, 7,358,287 of Class M-I Common Stock and 7,531,714 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $36,851 and $25,441, respectively)	$397,930	$376,457
Buildings and equipment (including from VIEs of $199,675 and $153,445, respectively)	1,493,356	1,367,860
Less accumulated depreciation (including from VIEs of $(22,541) and $(19,479), respectively)	(114,469)	(88,870)
Net property and equipment	1,776,817	1,655,447
Investment in unconsolidated real estate affiliates	133,700	139,098
Real estate fund investment	94,283	89,151
Net investments in real estate	2,004,800	1,883,696
Cash and cash equivalents (including from VIEs of $6,125 and $9,786, respectively)	42,250	45,782
Restricted cash (including from VIEs of $513 and $796, respectively)	25,098	1,967
Tenant accounts receivable, net (including from VIEs of $1,563 and $1,509, respectively)	4,628	3,902
Deferred expenses, net (including from VIEs of $220 and $207, respectively)	9,049	9,498
Acquired intangible assets, net (including from VIEs of $15,010 and $8,022, respectively)	106,522	110,787
Deferred rent receivable, net (including from VIEs of $1,046 and $901, respectively)	16,497	14,891
Prepaid expenses and other assets (including from VIEs of $279 and $250, respectively)	4,573	4,110
TOTAL ASSETS	$2,213,417	$2,074,633
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $100,071 and $109,691, respectively)	$889,597	$695,613
Accounts payable and other accrued expenses (including from VIEs of $1,698 and $1,376, respectively)	13,165	13,058
Accrued offering costs	78,970	86,517
Distributions payable	14,218	14,555
Accrued interest (including from VIEs of $357 and $400, respectively)	1,875	1,979
Accrued real estate taxes (including from VIEs of $2,335 and $1,628, respectively)	11,073	5,022
Advisor fees payable	1,585	1,600
Acquired intangible liabilities, net (including from VIEs of $1,205 and $0, respectively)	20,483	21,748
TOTAL LIABILITIES	1,030,966	840,092
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 69,448,287 and 69,837,581 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	694	698
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 37,588,719 and 36,522,305 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	376	365
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 11,105,281 and 12,812,637 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	111	128
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 7,383,732 and 7,591,239 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	74	76
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 7,531,714 and 7,963,493 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	75	80
Additional paid-in capital (net of offering costs of $132,017 and $126,995 as of September 30, 2017 and December 31, 2016, respectively)	1,520,881	1,544,955
Accumulated other comprehensive loss	—	(1,875)
Distributions to stockholders	(242,570)	(199,317)
Accumulated deficit	(105,039)	(118,765)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,174,602	1,226,345
Noncontrolling interests	7,849	8,196
Total equity	1,182,451	1,234,541
TOTAL LIABILITIES AND EQUITY	$2,213,417	$2,074,633
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues:
Minimum rents	$34,372	$27,514	$98,181	$75,852
Tenant recoveries and other rental income	7,921	6,677	24,235	18,618
Total revenues	42,293	34,191	122,416	94,470
Operating expenses:
Real estate taxes	6,181	4,727	18,363	12,522
Property operating	7,659	6,381	21,083	17,217
Provision for doubtful accounts	26	57	75	191
Property general and administrative	274	208	830	814
Advisor fees	4,842	4,030	14,383	10,487
Company level expenses	491	454	1,730	1,657
Acquisition expenses	—	1,759	—	2,846
Provision for impairment of real estate	—	6,355	—	6,355
Depreciation and amortization	16,589	12,072	44,704	31,052
Total operating expenses	36,062	36,043	101,168	83,141
Operating income (loss)	6,231	(1,852)	21,248	11,329
Other income and (expenses):
Interest expense	(7,730)	(5,874)	(21,375)	(18,529)
Income from unconsolidated real estate affiliates and fund investments	6,236	4,686	8,144	5,583
Other income	500	—	500	—
Gain on disposition of properties and extinguishment of debt, net	5,501	1,664	5,501	1,704
Total other income and (expenses)	4,507	476	(7,230)	(11,242)
Net income (loss)	10,738	(1,376)	14,018	87
Less: Net income attributable to the noncontrolling interests	(68)	(396)	(292)	(544)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$10,670	$(1,772)	$13,726	$(457)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted	$0.08	$(0.02)	$0.10	$—
Weighted average common stock outstanding-basic and diluted	133,554,999	113,935,929	134,894,754	99,933,097
Other comprehensive gain (loss):
Foreign currency translation adjustment	(8)	(26)	(20)	458
Reclassification for amounts recognized in net income	1,895	—	1,895	—
Total other comprehensive gain (loss)	1,887	(26)	1,875	458
Net comprehensive income (loss)	$12,557	$(1,798)	$15,601	$1

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2017	134,727,255	$1,347	$1,544,955	$(1,875)	$(199,317)	$(118,765)	$8,196	$1,234,541
Issuance of common stock	6,097,302	61	69,627	—	—	—	—	69,688
Repurchase of shares	(7,766,824)	(78)	(88,770)	—	—	—	—	(88,848)
Offering costs	—	—	(5,022)	—	—	—	—	(5,022)
Stock based compensation	—	—	91	—	—	—	—	91
Net income	—	—	—	—	—	13,726	292	14,018
Other comprehensive gain and reclassification of accumulated other comprehensive loss into earnings	—	—	—	1,875	—	—	—	1,875
Cash contributions from noncontrolling interests	—	—	—	—	—	—	1,168	1,168
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(1,807)	(1,807)
Distributions declared per share ($0.375)	—	—	—	—	(43,253)	—	—	(43,253)
Balance, September 30, 2017	133,057,733	$1,330	$1,520,881	$—	$(242,570)	$(105,039)	$7,849	$1,182,451
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,018	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,904	29,649
Gain on disposition of property and extinguishment of debt	(5,501)	(1,704)
Provision for doubtful accounts	75	191
Straight line rent	(2,275)	(4,072)
Provision for impairment of real estate	—	6,355
Income from unconsolidated real estate affiliates and fund investments	(8,144)	(5,583)
Distributions from unconsolidated real estate affiliates and fund investments	8,414	1,125
Net changes in assets, liabilities and other	5,493	7,203
Net cash provided by operating activities	55,984	33,251
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(119,317)	(573,774)
Proceeds from sale of real estate investments and fixed assets	—	45,462
Capital improvements and lease commissions	(9,244)	(9,879)
Transfer of cash in extinguishment of debt settlement	(283)	—
Investment in unconsolidated real estate affiliates	(4)	(120,510)
Deposits for investments under contract	—	(1,850)
Deposits refunded for investments under contract	50	600
Distributions from unconsolidated real estate affiliates	—	4,495
Loan escrows	(632)	(1,849)
Net cash used in investing activities	(129,430)	(657,305)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	40,392	455,651
Repurchase of shares	(88,563)	(43,862)
Offering costs	(12,570)	(12,303)
Distributions to stockholders	(14,131)	(8,997)
Distributions paid to noncontrolling interests	(1,807)	(2,531)
Contributions received from noncontrolling interests	1,168	169
Draws on credit facility	255,000	160,000
Payment on credit facility	(35,000)	(90,000)
Proceeds from mortgage notes and other debt payable	—	218,089
Debt issuance costs	(2,688)	(3,271)
Principal payments on mortgage notes and other debt payable	(71,879)	(32,886)
Net cash provided by financing activities	69,922	640,059
Net (decrease) increase in cash and cash equivalents	(3,524)	16,005
Effect of exchange rates	(8)	135
Cash and cash equivalents at the beginning of the period	45,782	34,739
Cash and cash equivalents at the end of the period	$42,250	$50,879
Supplemental disclosure of cash flow information:
Interest paid	$20,553	$18,444
Non-cash activities:
Write-offs of receivables	$80	$37
Write-offs of retired assets and liabilities	9,475	2
Change in liability for capital expenditures	401	(3,630)
Deposit of proceeds from sale of real estate investments	21,202	—
Net liabilities transferred at sale of real estate investment	729	902
Net liabilities assumed at acquisition	(548)	987
Change in issuance of common stock receivable and redemption of common stock payable	219	915
Change in accrued offering costs	(7,548)	31,710
Assumption of mortgage notes payable	(67,870)	(61,939)
Transfers of property in extinguishment of debt settlement	20,689	—
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of additional properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of September 30, 2017, we owned interests in a total of 69 properties, located in 19 states.
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
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of September 30, 2017, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I shares in our First Extended Public Offering of $1,057,905.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of September 30, 2017, we have raised aggregate gross proceeds from the sale of our Class D shares in our Follow-on Private Offering of $68,591.
As of September 30, 2017, 69,448,287 shares of Class A common stock, 37,588,719 shares of Class M common stock, 11,105,281 shares of Class A-I common stock, 7,383,732 shares of Class M-I common stock, and 7,531,714 shares of Class D common stock were outstanding and held by a total of 12,565 stockholders.
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
LaSalle is a wholly-owned, but operationally independent subsidiary of our sponsor, Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed professional services firm that specializes in real estate and investment management. Affiliates of our sponsor invested an aggregate of $50,200 (with a current value of $59,345) through purchases of shares of our common stock.

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

On August 8, 2017, we entered into a purchase agreement structured as a reverse 1031 exchange in order to acquire Montecito Marketplace located in Las Vegas, Neveda. We loaned the qualified intermediary $21,202 to acquire the property as replacement property pursuant to the applicable Internal Revenue Service guidance. The intermediary acquiring Montecito Marketplace was deemed to be a variable interest entity for which we are deemed to be the primary beneficiary as we have the ability to direct the activities of the entity that most significantly impact its economic performance and we have all of the risks and rewards of ownership. Accordingly, we have consolidated Montecito Marketplace. Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. In addition to Montecito Marketplace, as of September 30, 2017, our VIEs include The District at Howell Mill, The Edge at Lafayette, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of September 30, 2017, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At September 30, 2017 and December 31, 2016, our allowance for doubtful accounts was $164 and $170, respectively.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at September 30, 2017 and December 31, 2016 was $3,462 and $2,180, respectively.

Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $45,438 and $36,345 at September 30, 2017 and December 31, 2016, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $7,613 and $5,142 at September 30, 2017 and December 31, 2016, respectively, on the accompanying Consolidated Balance Sheets.
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
Our real estate fund investment accounted for under the fair value option, is stated at the fair value of our ownership in the real estate fund. The fair value is recorded based upon changes in the net asset value of the limited partnership as determined from the financial statements of the real estate fund. During the three and nine months ended September 30, 2017, we recorded increases in fair value classified within the Level 3 category of $5,834 and $5,132, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments). During the three and nine months ended September 30, 2016, we recorded increases in fair value of our investment in the NYC Retail Portfolio of $3,638 and $4,238, respectively.
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes payable using Level 2 inputs was $4,304 and $5,729 lower than the aggregate carrying amounts at September 30, 2017 and December 31, 2016, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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

As of September 30, 2017, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	1	$17,680
Interest Rate Swaps	5	171,400
The fair value of our interest rate caps and swaps represent assets of $1,737 and $1,606 at September 30, 2017 and December 31, 2016, respectively.
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
Reclassification
Certain reclassifications of prior year's data have been made to conform to the current year presentation. These reclassifications relate to how amounts are classified within the Net Investment in Real Estate on the Consolidated Balance Sheets but do not change the overall operations or results for the prior year as previously reported.
NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
Acquisitions
On July 14, 2017, we acquired Jory Trail at the Grove, a 324 unit apartment community located in Wilsonville, Oregon, for approximately $74,750. The acquisition was funded by the assumption of an eight-year mortgage loan that bears interest at a fixed-rate of 3.81% in the amount of $44,250, a draw on our credit facility and cash on hand.
On July 28, 2017, we acquired The Reserve at Johns Creek Walk, a 210 unit apartment community located in Johns Creek, Georgia, for approximately $47,300. The acquisition was funded by the assumption of a three-year mortgage loan that bears interest at a fixed rate of 3.30% in the amount of $23,620, a draw on our credit facility and cash on hand.
On August 8, 2017, we acquired, through a reverse 1031 exchange, Montecito Marketplace, a 190,000 square foot grocery-anchored retail center located in Las Vegas, Nevada for approximately $63,550. The acquisition was funded with a draw on our credit facility and cash on hand.
We allocated the purchase price for our 2017 acquisitions in accordance with authoritative guidance as follows:

2017 Acquisitions
Land	$26,839
Building and equipment	147,709
In-place lease intangible (acquired intangible assets)	11,451
Above-market lease intangible (acquired intangible assets)	805
Below-market lease intangible (acquired intangible liabilities)	(1,235)
$185,569
Amortization period for intangible assets and liabilities	1 month - 15 years

During the nine months ended September 30, 2016, we incurred $2,846 of acquisition expenses recorded on the Consolidated Statements of Operations and Comprehensive Income (Loss). On January 1, 2017, we adopted Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. We expect that most future acquisitions will be accounted for as asset acquisitions and expenses associated with these asset acquisitions will be capitalized.
Dispositions
On July 26, 2017, we relinquished our ownership of Railway Street Corporate Centre, a 135,000 square foot office building located in Calgary, Canada, through a deed in lieu of foreclosure with the lender. Upon our relinquishment of the property, we were relieved of approximately $27,600 of mortgage obligations plus accrued interest associated with the mortgage loan. Upon extinguishment of the mortgage debt obligation, a $252 non-cash accounting gain was recognized representing the difference between the book value of the debt, interest payable and other obligations extinguished over the fair value of the property and other assets transferred as of the transfer date. Upon relinquishment of the property and extinguishment of the mortgage debt obligation we also recognized $1,895 of Accumulated Other Comprehensive Loss from historical foreign currency translation adjustments as part of the gain on disposition of property and extinguishment of debt on our Consolidated Statement of Operations and Comprehensive Income (Loss).
On September 19, 2017, we sold 14600 Sherman Way and 14624 Sherman Way for approximately $22,350 less closing costs. We recorded a gain on the sale of the properties in the amount of $7,144. The proceeds from the sale are being held in the reserve 1031 exchange to acquire Montecito Marketplace.
Held for Sale
On September 15, 2017, we removed The Edge at Lafayette from held for sale and placed it in investments in real estate at cost less depreciation catch up.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENT
Unconsolidated Real Estate Affiliates
Chicago Parking Garage
On December 23, 2014, we acquired a condominium interest in Chicago Parking Garage, a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois for approximately $16,900. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At September 30, 2017 and December 31, 2016, the carrying amount of our investment in Chicago Parking Garage was $17,048 and $18,373, respectively.
Pioneer Tower
On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750 using cash on hand. Pioneer Tower sits atop a retail property owned by an independent third party. The land under the property is owned as a condominium interest with the owner of the retail property. In accordance with authoritative guidance, Pioneer Tower is accounted for as an investment in an unconsolidated real estate affiliate. At September 30, 2017 and December 31, 2016, the carrying amount of our investment in Pioneer Tower was $116,652 and $120,725, respectively.
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Total revenues	$3,066	$2,583	$9,029	$3,373
Total operating expenses	2,664	2,660	8,036	3,153
Net income (loss)	$402	$(77)	$993	$220

Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of September 30, 2017, the NYC Retail Portfolio owned 13 retail properties totaling approximately 2,451,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations and Comprehensive Income (Loss) within income from unconsolidated real estate affiliates and fund investments. As of September 30, 2017 and December 31, 2016, the carrying amount of our investment in the NYC Retail Portfolio was $94,283 and $89,151, respectively. During the three and nine months ended September 30, 2017 we recorded increases in fair value of our investment in the NYC Retail Portfolio of $5,834 and $5,132, respectively. We received no distributions during the three months ended September 30, 2017. During the nine months ended September 30, 2017, we received distributions of income totaling $2,019. During the three and nine months ended September 30, 2016 we recorded increases in fair value of our investment in the NYC Retail Portfolio of $3,638 and $4,238, respectively. During the three and nine months ended September 30, 2016 we received a distribution of income totaling $1,125. This cash distribution increased equity in income of unconsolidated real estate affiliates and fund investments. During the three and nine months ended September 30, 2016 we received return of capital distributions totaling $120 and $4,495, respectively, related to the sale of an 84,000 square foot retail property and extinguishment of its mortgage loan. On January 17, 2017, a 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished.

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			September 30, 2017	December 31, 2016
Mortgage notes payable (1) (2) (3) (4) (5) (6)	December 1, 2018 - March 1, 2054	3.00% - 5.30%	$666,756	$691,163
Credit facility
Revolving line of credit	May 26, 2020	2.58%	130,000	10,000
Term loans	May 26, 2022	3.10%	100,000	—
Net debt discount on assumed debt and debt issuance costs			(7,159)	(5,550)
Mortgage notes and other debt payable, net			$889,597	$695,613

(1)	On February 1, 2017, we repaid the mortgage note payable collateralized by Norfleet Distribution Center in the amount of $12,000.

(2)	On March 16, 2017, we repaid the mortgage note payable collateralized by the District at Howell Mill in the amount of $9,348.

(3)	On May 26, 2017, we repaid the mortgage note payable collateralized by 180 North Jefferson in the amount of $48,250.

(4)
On July 14, 2017, we assumed a mortgage note payable that was originated on January 1, 2015 on Jory Trail at the Grove. The mortgage note bears an interest rate of 3.81% for the remaining term and matures on February 1, 2025. As of September 30, 2017, the balance of the loan was $44,250.

(5)
On July 26, 2017, we relinquished our ownership of Railway Street Corporate Centre through a deed in lieu of foreclosure with the lender. Upon our relinquishment of the property, we were relieved of approximately $21,000 of mortgage obligations.

(6)
On July 28, 2017, we assumed a mortgage note payable that was originated on March 1, 2013 on The Reserve at Johns Creek Walk. The mortgage note bears an interest rate of 3.30% for the remaining term and matures on April 1, 2020. As of September 30, 2017, the balance of the loan was $23,620.

Aggregate future principal payments of mortgage notes payable as of September 30, 2017 are as follows:

Year	Amount
2017	$844
2018	21,813
2019	13,717
2020	76,075
2021	29,295
Thereafter	525,012
Total	$666,756

Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan (the “Term Loan”). On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year Term Loan maturing on May 26, 2022. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 26, 2020 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things,

(a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the ability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of September 30, 2017, we believe no material adverse effects had occurred.
Borrowings under the Credit Facility are guaranteed by us and certain of our subsidiaries. The Credit Facility requires the maintenance of certain financial covenants, including: (i) unencumbered property pool leverage ratio; (ii) debt service coverage ratio; (iii) maximum total leverage ratio; (iv) fixed charges coverage ratio; (v) minimum net asset value; (vi) maximum secured debt ratio; (vii) maximum secured recourse debt ratio; (viii) maximum permitted investments; and (ix) unencumbered property pool criteria. The Credit Facility provides the flexibility to move assets in and out of the unencumbered property pool during the term of the Credit Facility. At September 30, 2017, we had $130,000 outstanding under the Revolving Line of Credit at a blended rate of 2.58% (LIBOR + 1.35%) and $100,000 outstanding under the Term Loan at a rate of 2.53% (LIBOR + 1.30%). We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at September 30, 2017).
On May 26, 2017, we terminated our $150,000 line of credit with Bank of America, N.A. We repaid the outstanding balance of $25,000 which had an interest rate of approximately 2.57%, using proceeds from our Credit Facility. The line of credit was set to expire on September 19, 2017. At December 31, 2016, we had $10,000 in borrowings outstanding on the line of credit.
At September 30, 2017, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at September 30, 2017 and December 31, 2016 was $3,067 and $2,537, respectively.
NOTE 6—COMMON STOCK
We have five classes of common stock: Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of net asset value ("NAV"), are as follows:

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

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.

Stock Transactions
The stock transactions for each of our classes of common stock for the nine months ended September 30, 2017 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2016	69,837,581	36,522,305	12,812,637	7,591,239	7,963,493
Issuance of common stock	2,509,679	2,742,008	468,049	377,566	—
Repurchase of common stock	(2,898,973)	(1,675,594)	(2,175,405)	(585,073)	(431,779)
Balance, September 30, 2017	69,448,287	37,588,719	11,105,281	7,383,732	7,531,714
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the nine months ended September 30, 2017 were as follows:

	Nine Months Ended
	September 30, 2017
	# of shares	Amount
Class A Shares	2,509,679	$28,843
Class M Shares	2,742,008	31,318
Class A-I Shares	468,049	5,311
Class M-I Shares	377,566	4,307
Total		$69,779
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the nine months ended September 30, 2017, we repurchased 7,766,824 shares of common stock in the amount of $88,848. During the nine months ended September 30, 2016, we repurchased 3,891,955 shares of common stock in the amount of $43,860.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the nine months ended September 30, 2017, we issued 2,592,797 shares of common stock for $29,459 under the distribution reinvestment plan. For the nine months ended September 30, 2016, we issued 1,788,411 shares of common stock for $20,073 under the distribution reinvestment plan.
Earnings Per Share
Basic per share amounts are based on the weighted average of shares outstanding of 133,554,999 and 134,894,754 for the three and nine months ended September 30, 2017, respectively, and 113,935,929 and 99,933,097 for the three and nine months ended September 30, 2016, respectively. We have no dilutive or potentially dilutive securities.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers prior to the commencement of the offerings) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through January 16, 2015, which is the date the SEC declared our registration statement effective for the First Extended Public Offering, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date of the First Extended Public Offering. Following the First Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the First Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the First Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of September 30, 2017 and December 31, 2016, LaSalle had paid $1,380 and $1,714, respectively, of organization and offering costs on our behalf which we had not yet been reimbursed. These costs are included in Accrued offering costs on the Consolidated Balance Sheets.
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
The fixed advisory fees for the three and nine months ended September 30, 2017 were $4,842 and $14,383, respectively. The fixed advisory fees for the three and nine months ended September 30, 2016 were $4,030 and $10,487, respectively. There were no performance fees for the nine months ended September 30, 2017 and 2016. Included in Advisor fees payable at September 30, 2017 and December 31, 2016 were $1,585 and $1,600 of fixed advisory fee expense, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own, on terms no less favorable than we could receive from other third party service providers. For the three and nine months ended September 30, 2017, JLL Americas was paid $221 and $920, respectively, for property management and leasing services. For the three and nine months ended September 30, 2016, JLL Americas was paid $105 and $285, respectively, for property management and leasing services. During the nine months ended September 30, 2016, we paid JLL Americas a total of $114 in loan placement fees related to the mortgage note payable on 140 Park Avenue and $647 in brokerage fees for the 36 Research Park Drive property sale and Dylan Point Loma acquisition.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and nine months ended September 30, 2017, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,530 and $7,516, respectively. For the three and nine months ended September 30, 2016, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,106 and $8,323, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs, at September 30, 2017 and December 31, 2016 were $77,590 and $84,803 of future dealer manager fees payable, respectively.
As of September 30, 2017 and December 31, 2016, we owed $1,380 and $1,714, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
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

NOTE 9—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income (loss) for the three and nine months ended September 30, 2017 and 2016.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of September 30, 2017	$605,427	$480,636	$261,806	$575,540	$20,962	$1,944,371
Assets as of December 31, 2016	492,530	488,454	300,702	517,758	21,313	1,820,757

Three Months Ended September 30, 2017
Revenues:
Minimum rents	$11,460	$7,876	$6,735	$8,233	$68	$34,372
Tenant recoveries and other rental income	1,111	2,365	1,109	2,841	495	7,921
Total revenues	$12,571	$10,241	$7,844	$11,074	$563	$42,293
Operating expenses:
Real estate taxes	$2,040	$1,805	$728	$1,504	$104	$6,181
Property operating	3,461	715	1,722	1,546	215	7,659
Provision for doubtful accounts	14	1	1	10	—	26
Total segment operating expenses	$5,515	$2,521	$2,451	$3,060	$319	$13,866
Operating income - Segments	$7,056	$7,720	$5,393	$8,014	$244	$28,427

Capital expenditures by segment	$1,213	$276	$839	$357	$19	$2,704

Reconciliation to net income
Operating income - Segments						$28,427
Property general and administrative						274
Advisor fees						4,842
Company level expenses						491
Depreciation and amortization						16,589
Operating income						$6,231
Other income and (expenses):
Interest expense						$(7,730)
Income from unconsolidated real estate affiliates and fund investments						6,236
Other income						500
Gain on disposition of property and extinguishment of debt						5,501
Total other income and (expenses)						$4,507
Net income						$10,738

Reconciliation to total consolidated assets as of September 30, 2017
Assets per reportable segments						$1,944,371
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						269,046
Total consolidated assets						$2,213,417

Reconciliation to total consolidated assets as of December 31, 2016
Assets per reportable segments						$1,820,757
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						253,876
Total consolidated assets						$2,074,633

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended September 30, 2016
Revenues:
Minimum rents	$6,956	$6,877	$7,184	$6,428	$69	$27,514
Tenant recoveries and other rental income	452	2,093	1,205	2,407	520	6,677
Total revenues	$7,408	$8,970	$8,389	$8,835	$589	$34,191
Operating expenses:
Real estate taxes	$985	$1,507	$898	$1,258	$79	$4,727
Property operating	2,557	591	1,786	1,212	235	6,381
(Recovery of) provision for doubtful accounts	(9)	—	24	41	1	57
Total segment operating expenses	$3,533	$2,098	$2,708	$2,511	$315	$11,165
Operating income - Segments	$3,875	$6,872	$5,681	$6,324	$274	$23,026

Capital expenditures by segment	$835	$235	$2,838	$923	$28	$4,859

Reconciliation to net loss
Operating income - Segments						$23,026
Property general and administrative						208
Advisor fees						4,030
Company level expenses						454
Acquisition expenses						1,759
Provision for impairment of real estate						6,355
Depreciation and amortization						12,072
Operating loss						$(1,852)
Other income and (expenses):
Interest expense						$(5,874)
Income from unconsolidated real estate affiliates and fund investments						4,686
Gain on disposition of property and extinguishment of debt						1,664
Total other income and (expenses)						$476
Net loss						$(1,376)

	Apartments	Industrial	Office	Retail	Other	Total
Nine Months Ended September 30, 2017
Revenues:
Minimum rents	$30,288	$23,501	$20,729	$23,457	$206	$98,181
Tenant recoveries and other rental income	3,085	7,622	3,721	8,046	1,761	24,235
Total revenues	$33,373	$31,123	$24,450	$31,503	$1,967	$122,416
Operating expenses:
Real estate taxes	$5,121	$5,902	$2,620	$4,393	$327	$18,363
Property operating	8,846	1,990	5,221	4,367	659	21,083
Provision for (recovery of) doubtful accounts	30	1	(1)	45	—	75
Total segment operating expenses	$13,997	$7,893	$7,840	$8,805	$986	$39,521
Operating income - Segments	$19,376	$23,230	$16,610	$22,698	$981	$82,895

Capital expenditures by segment	$2,406	$1,105	$3,339	$1,730	$204	$8,784

Reconciliation to net income
Operating income - Segments						$82,895
Property general and administrative						830
Advisor fees						14,383
Company level expenses						1,730
Depreciation and amortization						44,704
Operating income						$21,248
Other income and (expenses):
Interest expense						$(21,375)
Income from unconsolidated real estate affiliates and fund investments						8,144
Other income						500
Gain on disposition of property and extinguishment of debt						5,501
Total other income and (expenses)						$(7,230)
Net income						$14,018

	Apartments	Industrial	Office	Retail	Other	Total
Nine Months Ended September 30, 2016
Revenues:
Minimum rents	$18,634	$17,322	$21,382	$18,306	$208	$75,852
Tenant recoveries and other rental income	1,148	5,147	3,738	6,814	1,771	18,618
Total revenues	$19,782	$22,469	$25,120	$25,120	$1,979	$94,470
Operating expenses:
Real estate taxes	$2,325	$3,768	$2,591	$3,511	$327	$12,522
Property operating	6,406	1,449	5,185	3,492	685	17,217
Provision for doubtful accounts	12	—	24	154	1	191
Total segment operating expenses	$8,743	$5,217	$7,800	$7,157	$1,013	$29,930
Operating income - Segments	$11,039	$17,252	$17,320	$17,963	$966	$64,540

Capital expenditures by segment	$1,930	$1,006	$8,380	$2,090	$41	$13,447

Reconciliation to net income
Operating income - Segments						$64,540
Property general and administrative						814
Advisor fees						10,487
Company level expenses						1,657
Acquisition expenses						2,846
Provision for impairment of real estate						6,355
Depreciation and amortization						31,052
Operating income						$11,329
Other income and (expenses):
Interest expense						$(18,529)
Income from unconsolidated real estate affiliates and fund investments						5,583
Gain on disposition of property and extinguishment of debt						1,704
Total other income and (expenses)						$(11,242)
Net income						$87

NOTE 10—DISTRIBUTIONS PAYABLE
On August 10, 2017, our board of directors approved a gross dividend for the third quarter of 2017 of $0.125 per share to stockholders of record as of September 28, 2017. The dividend was paid on November 1, 2017. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.125 per share, less applicable class-specific fees, if any.
NOTE 11— RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers, which will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine and allocate the transaction price, and recognize revenue when the performance obligation is satisfied.  The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We are in the process of evaluating whether the guidance will impact the accounting for tenant reimbursements, but we currently do not believe this update will have a material impact on our consolidated financial statements and notes to our consolidated financial statements.  Additionally, we are evaluating the impact on the timing of gain recognition for dispositions but currently do not believe there will be a material impact to our consolidated financial statements for dispositions given the simplicity of our historical disposition transactions. We expect to adopt the standard using the cumulative effect transition method.
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

NOTE 12—SUBSEQUENT EVENTS
On November 9, 2017, our board of directors approved a gross dividend for the fourth quarter of 2017 of $0.125 per share to stockholders of record as of December 28, 2017. The dividend will be paid on or around February 1, 2018. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.125 per share, less applicable class-specific fees, if any.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of September 30, 2017, were comprised of:
Apartment

•	Station Nine Apartments,

•	The Edge at Lafayette,

•	Townlake of Coppell,

•	AQ Rittenhouse,

•	Lane Parke Apartments (acquired in 2016),

•	Dylan Point Loma (acquired in 2016),

•	The Penfield (acquired in 2016),

•	180 North Jefferson (acquired in 2016),

•	Jory Trail at the Grove (acquired in 2017) and

•	The Reserve at Johns Creek (acquired in 2017).
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Joliet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center,

•	Charlotte Distribution Center,

•	DFW Distribution Center,

•	O'Hare Industrial Portfolio,

•	Tampa Distribution Center (acquired in 2016),

•	Aurora Distribution Center (acquired in 2016),

•	Valencia Industrial Portfolio (acquired in 2016) and

•	Pinole Point Distribution Center (acquired in 2016).
Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	140 Park Avenue and

•	San Juan Medical Center (acquired in 2016).
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons,

•	Whitestone Market,

•	Maui Mall,

•	Silverstone Marketplace (acquired in 2016),

•	Kierland Village Center (acquired in 2016),

•	Timberland Town Center (acquired in 2016) and

•	Montecito Marketplace (acquired in 2017).
Other

•	South Beach Parking Garage.
Sold Properties

•	36 Research Park Drive (sold in 2016),

•	Campus Lodge Tampa (sold in 2016),

•	Railway Street Corporate Centre (transferred to lender in 2017),

•	14600 Sherman Way (sold in 2017) and

•	14624 Sherman Way (sold in 2017).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of the Chicago Parking Garage, the NYC Retail Portfolio and Pioneer Tower (office) as of September 30, 2017. Our investment in Pioneer Tower was acquired on June 28, 2016.
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
Estimated Percent of Fair Value as of September 30, 2017:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.
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

Properties
Properties owned at September 30, 2017 are as follows:

					Percentage Leased as of September 30, 2017
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
Station Nine Apartments	Durham, NC	April 16, 2007	100%	312,000	92%
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	92
Townlake of Coppell (1)	Coppell, TX	May 22, 2015	90	351,000	94
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	93
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	95
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	93
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	96
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	95
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	90
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	95
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	—
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Joliet Distribution Center	Joliet, IL	June 26, 2013	100	442,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center:
3800 1st Avenue South	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue South	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue South	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center:
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O’Hare Industrial Portfolio:
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
24823 Anza Drive	Santa Clarita, CA	June 29, 2016	100	31,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100

6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100

Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	85
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88	306,000	97
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	100
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	95
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	94
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	100
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	98
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	93
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	97
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	100
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	97
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	98
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100	167,000	N/A
NYC Retail Portfolio (4)	NY/NJ	December 8, 2015	14	2,451,000	95
Pioneer Tower (5)	Portland, OR	June 28, 2016	100	296,000	94

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	The parking garage contains 343 stalls. This property is owned subject to a ground lease.

(3)	We own a condominium interest in the building that contains a 366 stall parking garage.

(4)	We own an approximate 14% fund interest in a portfolio of 13 urban infill retail properties located in the greater New York City area.

(5)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.
Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of September 30, 2017:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	10	2,453,000	22%	93%	$21.89
Industrial	28	6,044,000	55	93	5.03
Office	4	655,000	7	94	40.05
Retail	11	1,675,000	15	97	19.86
Other	1	130,000	1	N/A	N/A
Total	54	10,957,000	100%	94%	$13.23

(1)	Amount calculated as in-place minimum base rent for all occupied space at September 30, 2017 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of September 30, 2017, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.12 for our consolidated properties.
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
Over the past five years we have acquired 64 properties (all of these consistent with our investment strategy), sold 28 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of September 30, 2017, we raised gross proceeds of over $1,490,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $1,928,000 of real estate investments, deleverage the company by repaying mortgage loans of approximately $397,000 and repurchase shares of our common stock for approximately $291,000.
Acquisitions
On July 14, 2017, we acquired Jory Trail at the Grove, a 324 unit apartment community located in Wilsonville, Oregon, for approximately $74,750. The acquisition was funded by the assumption of an eight-year mortgage loan that bears interest at a fixed-rate of 3.81% in the amount of $44,250, a draw on our credit facility and cash on hand.
On July 28, 2017, we acquired The Reserve at Johns Creek Walk, a 210 unit apartment community located in Johns Creek, Georgia, for approximately $47,300. The acquisition was funded by the assumption of a three year mortgage loan that bears interest at a fixed rate of 3.30% in the amount of $23,620, a draw on our credit facility and cash on hand.
On August 8, 2017, we acquired through a reverse 1031 exchange, Montecito Marketplace, a 190,000 square foot grocery-anchored retail center located in Las Vegas, Nevada for approximately $63,550. The acquisition was funded with a draw on our credit facility and cash on hand.
Property Dispositions
On January 17, 2017, a 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. Sale proceeds were maintained at the venture for operating needs.
On July 26, 2017, we relinquished our ownership of Railway Street Corporate Centre, a 135,000 square foot office building located in Calgary, Canada, through a deed in lieu of foreclosure with the lender.
On September 19, 2017, we sold 14600 Sherman Way and 14624 Sherman Way for approximately $22,350 less closing costs. We recorded a gain on the sale of the properties in the amount of $7,144.
Stock Repurchases
For the nine months ended September 30, 2017, we repurchased $88,563 of shares of our common stock through the share repurchase plan.

Financing
On February 1, 2017, we repaid the mortgage note payable collateralized by Norfleet Distribution Center in the amount of $12,000.
On March 16, 2017, we repaid the mortgage note payable collateralized by the District at Howell Mill in the amount of $9,348.
On May 26, 2017, we entered into a new Credit Facility providing for a $200,000 Revolving Line of Credit and $50,000 Term Loan. We used proceeds from the Term Loan to repay the mortgage note payable collateralized by 180 North Jefferson in the amount of $48,250 and the Credit Facility to repay the $25,000 outstanding balance we had as of May 25, 2017 on our previous line of credit. We swapped the LIBOR portion of the initial $50,000 of the Term Loan to a fixed rate of 1.80%
On August 4, 2017, we expanded our Credit Facility by $50,000. The additional borrowing was in the form of a five year term loan maturing on May 26, 2022 at LIBOR plus 1.35%. We swapped the LIBOR portion to a fixed rate of 1.81%.
Subsequent Events
On November 9, 2017, our board of directors approved a gross dividend for the fourth quarter of 2017 of $0.125 per share to stockholders of record as of December 28, 2017. The dividend will be paid on or around February 1, 2018. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.125 per share, less applicable class-specific fees, if any.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities, excluding future dealer manager fees, divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 40% as of September 30, 2017.
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

Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from our unconsolidated real estate affiliates is included in income from unconsolidated affiliates and fund investments. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Company. We group our investments in real estate assets from continuing operations into five reportable operating segments based on the type of property, which are apartment, industrial, office, retail and other. Operations from corporate level items and real estate assets sold are excluded from reportable segments.
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the nine months ended September 30, 2017 and 2016 are referred to as our comparable properties.
Results of Operations for the Three Months Ended September 30, 2017 and 2016
Revenues
The following chart sets forth revenues by reportable segment for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ Change	% Change
Revenues:
Minimum rents
Apartment	$4,225	$4,210	$15	0.4%
Industrial	4,984	4,827	157	3.3
Office	5,750	5,862	(112)	(1.9)
Retail	5,805	5,952	(147)	(2.5)
Other	68	69	(1)	(1.4)
Comparable properties total	$20,832	$20,920	$(88)	(0.4)%
Recent acquisitions and sold properties	13,540	6,594	6,946	105.3
Total	$34,372	$27,514	$6,858	24.9%

Tenant recoveries and other rental income
Apartment	$272	$244	$28	11.5%
Industrial	1,412	1,529	(117)	(7.7)
Office	625	562	63	11.2
Retail	2,127	2,253	(126)	(5.6)
Other	495	520	(25)	(4.8)
Comparable properties total	$4,931	$5,108	$(177)	(3.5)%
Recent acquisitions and sold properties	2,990	1,569	1,421	90.6
Total	$7,921	$6,677	$1,244	18.6%
Total revenues	$42,293	$34,191	$8,102	23.7%
Minimum rents at comparable properties decreased by $88 for the three months ended September 30, 2017 as compared to the same period in 2016. The decrease is primarily due to decreases of $110 at 111 Sutter Street and $92 at The District at Howell Mill related to a decrease in occupancy during the three months ended September 30, 2017. Partially offsetting these decreases were increases of $62 at Joliet Distribution Center related to an increase in occupancy and $44 at O'Hare Industrial Portfolio related to increases in rental rates during the three months ended September 30, 2017 as compared to the same period in 2016.

Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties decreased by $177 for the three months ended September 30, 2017 as compared to the same period in 2016. The decrease is primarily related to decreases of $135 at O'Hare Industrial Portfolio and $79 at Rancho Temecula Town Center related to true-up billings of prior year expenses made during the three months ended September 30, 2017.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$500	$411	$89	21.7%
Industrial	1,094	1,097	(3)	(0.3)
Office	590	634	(44)	(6.9)
Retail	1,199	1,193	6	0.5
Other	104	79	25	31.6
Comparable properties total	$3,487	$3,414	$73	2.1%
Recent acquisitions and sold properties	2,694	1,313	1,381	105
Total	$6,181	$4,727	$1,454	30.8%

Property operating
Apartment	$1,404	$1,255	$149	11.9%
Industrial	426	450	(24)	(5.3)
Office	1,231	1,207	24	2.0
Retail	1,192	1,156	36	3.1
Other	215	235	(20)	(8.5)
Comparable properties total	$4,468	$4,303	$165	3.8%
Recent acquisitions and sold properties	3,191	2,078	1,113	53.6
Total	$7,659	$6,381	$1,278	20.0%

Provision for doubtful accounts
Apartment	$14	$11	$3	27.3%
Retail	12	42	(30)	(71.4)
Other	—	1	(1)	(100.0)
Comparable properties total	$26	$54	$(27)	(50.0)%
Recent acquisitions and sold properties	—	3	(3)	(100.0)
Total	$26	$57	$(31)	(54.4)%
Total operating expenses	$13,866	$11,165	$2,701	24.2%
Real estate taxes at comparable properties increased by $73 for the three months ended September 30, 2017 as compared to the same period in 2016. The increase is primarily related to several properties across the segments having higher tax assessments during the three months ended September 30, 2017 as compared to the same period of 2016. Partially offsetting these increases was a decrease of $93 at Monument IV at Worldgate related to lower tax assessment during the three months ended September 30, 2017 as compared to the same period of 2016. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $165 for the three months ended September 30, 2017 as compared to the same period in 2016. The increase is primarily related to an increase of $91 at AQ Rittenhouse due to higher security and repairs and maintenance expenses. Additionally, there was an increase of $57 at The District at Howell Mill related to higher utilities and repair and maintenance expenses.
Provision for doubtful accounts relates to receivables deemed potentially uncollectable due to the age of the receivable or the status of the tenant. Provision for doubtful accounts at comparable properties decreased by $27 for the three months ended September 30, 2017 as compared to the same period in 2016. Our total provision for doubtful accounts continues to be a minimal percentage of total revenues when comparing the three months ended September 30, 2017 to the same period in 2016.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ Change	% Change
Property general and administrative	$274	$208	$66	31.7%
Advisor fees	4,842	4,030	812	20.1
Company level expenses	491	454	37	8.1
Acquisition expenses	—	1,759	(1,759)	(100.0)
Provision for impairment of real estate	—	6,355	(6,355)	(100.0)
Depreciation and amortization	16,589	12,072	4,517	37.4
Interest expense	7,730	5,874	1,856	31.6
Income from unconsolidated affiliates and fund investments	(6,236)	(4,686)	(1,550)	33.1
Other income	(500)	—	(500)	100.0
Gain on disposition of property and extinguishment of debt	(5,501)	(1,664)	(3,837)	230.6
Total expenses	$17,689	$24,402	$(6,713)	(27.5)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $66 primarily due to legal fees incurred during the three months ended September 30, 2017.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, wherein our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $812 for the three months ended September 30, 2017 as compared to the same period of 2016 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $37 for the three months ended September 30, 2017 as compared to the same period in 2016 primarily due to an increase in stockholder servicing costs and other professional service fees.
Acquisition expenses relate to expenses incurred during the acquisition of a property. On January 1, 2017, we adopted Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. We expect that most future acquisitions will qualify as asset acquisitions. As such, future acquisition-related expenses will be capitalized. During the three months ended September 30, 2016, we incurred $1,759 of acquisition expenses related to acquisitions we were pursuing.
The provision for impairment of real estate relates to real estate investments whose estimated future undiscounted cash flows have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. During the three months ended September 30, 2016, provision for impairment of real estate of $6,355 is due to impairment charges at Railway Street Corporate Centre as we shortened the expected holding period for the investment because we considered it a non-strategic investment. The impairment charges had no impact on our NAV as we had previously written the property down to its fair value for purposes of our NAV calculation.

Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $4,517 in depreciation and amortization expense for the three months ended September 30, 2017 as compared to the same period in 2016 is primarily related to an increase of $4,793 on our acquisitions that occurred in 2016 and 2017.
Interest expense increased by $1,856 for the three months ended September 30, 2017 as compared to the same period in 2016 as a result of new debt on our 2016 and 2017 acquisitions and our Credit Facility usage.
Other income of $500 is related to receipt of a termination payment upon the expiration of a contract to sell The Edge at Lafayette during the three months ended September 30, 2017.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage and Pioneer Tower as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended September 30, 2017, we recorded a $5,834 increase in the fair value of our investment in the NYC Retail Portfolio as compared to a $3,638 increase in fair value during the same period of 2016.
Gain on disposition of property and extinguishment of debt of $5,501 is related to the dispositions of Railway Street Corporate Centre, 14600 Sherman Way and 14624 Sherman Way during the three months ended September 30, 2017. During the three months ended September 30, 2016, the gain on disposition of property and extinguishment of debt of $1,664 is related to the disposition of Campus Lodge Tampa.
Results of Operations for the Nine Months Ended September 30, 2017 and 2016
Revenues
The following chart sets forth revenues by reportable segment, for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ Change	% Change
Revenues:
Minimum rents
Apartment	$12,707	$12,273	$434	3.5%
Industrial	14,823	14,591	232	1.6
Office	17,075	17,674	(599)	(3.4)
Retail	17,411	17,831	(420)	(2.4)
Other	206	208	(2)	(1.0)
Comparable properties total	$62,222	$62,577	$(355)	(0.6)%
Recent acquisitions and sold properties	35,959	13,275	22,684	170.9
Total	$98,181	$75,852	$22,329	29.4%

Tenant recoveries and other rental income
Apartment	$935	$753	$182	24.2%
Industrial	4,448	4,406	42	1.0
Office	1,907	1,904	3	0.2
Retail	6,277	6,619	(342)	(5.2)
Other	1,761	1,771	(10)	(0.6)
Comparable properties total	$15,328	$15,453	$(125)	(0.8)%
Recent acquisitions and sold properties	8,907	3,165	5,742	181.4
Total	$24,235	$18,618	$5,617	30.2%
Total revenues	$122,416	$94,470	$27,946	29.6%
Minimum rents at comparable properties decreased by $355 for the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease is primarily due to decreases of $584 at 111 Sutter Street and $343 at The District at Howell Mill related to a decrease in occupancy during the nine months ended September 30, 2017 as compared to the same period in 2016. Partially offsetting these decreases were increases of $308 at O'Hare Distribution Center and $217 at AQ

Rittenhouse related to increased occupancy during the nine months ended September 30, 2017 as compared to the same period in 2016.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties decreased by $125 for the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease is primarily related to a decrease of $178 at Rancho Temecula Town Center related to true-up billing of prior year expenses. Additionally, there was a decrease of $76 at Grand Lakes Marketplace due to lower real estate tax recoveries during the nine months ended September 30, 2017 as compared to the same period in 2016. Partially offsetting the decreases was an increase of $101 at Townlake of Coppell related to cable TV service fees and insurance proceeds from a small fire during the nine months ended September 30, 2017 as compared to the same period in 2016.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$1,564	$1,394	$170	12.2%
Industrial	3,447	3,233	214	6.6
Office	1,896	1,840	56	3.0
Retail	3,566	3,449	117	3.4
Other	327	327	—	—
Comparable properties total	$10,800	$10,243	$557	5.4%
Recent acquisitions and sold properties	7,563	2,279	5,284	231.9
Total	$18,363	$12,522	$5,841	46.6%

Property operating
Apartment	$3,780	$3,642	$138	3.8%
Industrial	1,252	1,238	14	1.1
Office	3,658	3,539	119	3.4
Retail	3,539	3,436	103	3.0
Other	659	685	(26)	(3.8)
Comparable properties total	$12,888	$12,540	$348	2.8%
Recent acquisitions and sold properties	8,195	4,677	3,518	75.2
Total	$21,083	$17,217	$3,866	22.5%

Provision for doubtful accounts
Apartment	$31	$20	$11	55.0%
Office	—	—	—	100.0
Retail	43	154	(111)	(72.1)
Other	—	1	(1)	(100.0)
Comparable properties total	$74	$175	$(101)	(57.7)%
Recent acquisitions and sold properties	1	16	(15)	(93.8)
Total	$75	$191	$(116)	(60.7)%
Total operating expenses	$39,521	$29,930	$9,591	32.0%
Real estate taxes at comparable properties increased by $557 for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase is primarily the result of several properties across the segments having higher tax assessments during the nine months ended September 30, 2017 as compared to the same period of 2016. Our properties are reassessed periodically by the taxing authorities which may result in increases or decreases in real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $348 for the nine months ended September 30, 2017 as compared to the same period of 2016. The increase is primarily related to an increase of $140 at Monument IV at Worldgate and $74 at The District at Howell Mill related to higher utilities and repair and maintenance expenses. Additionally, there was an increase of $60 at Station Nine Apartments related to higher advertising and property management fee expense and $48 at AQ Rittenhouse due to higher security and repairs and maintenance expenses during the nine months ended September 30, 2017.
Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased by $101 for the nine months ended September 30, 2017 as compared to the same period of 2016, primarily related to tenant bankruptcies in 2016 resulting in provisions of $51 at The District at Howell Mill, $23 at Maui Mall and $16 at Rancho Temecula Town Center. Partially offsetting these decreases were higher bad debts of $12 at The Edge at Lafayette related to early move outs that occurred during the nine months ended September 30, 2017 as compared to the same period of 2016.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ Change	% Change
Property general and administrative	$830	$814	$16	2.0%
Advisor fees	14,383	10,487	3,896	37.2
Company level expenses	1,730	1,657	73	4.4
Acquisition expenses	—	2,846	(2,846)	(100.0)
Provision for impairment of real estate	—	6,355	(6,355)	(100.0)
Depreciation and amortization	44,704	31,052	13,652	44.0
Interest expense	21,375	18,529	2,846	15.4
Income from unconsolidated affiliates and fund investments	(8,144)	(5,583)	(2,561)	45.9
Other income	(500)	—	(500)	100.0
Gain on disposition of property and extinguishment of debt	(5,501)	(1,704)	(3,797)	222.8
Total expenses	$68,877	$64,453	$4,424	6.9%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses remained consistent for the nine months ended September 30, 2017 as compared to the same period of 2016.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $3,896 for the nine months ended September 30, 2017 as compared to the same period of 2016 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $73 for the nine months ended September 30, 2017 as compared to the same period in 2016 primarily due to an increase in stockholder servicing costs and other professional service fees.
Acquisition expenses relate to expenses incurred during the acquisition of a property. On January 1, 2017, we adopted Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. We expect that most future acquisitions will qualify as asset acquisitions. As such, future acquisition-related expenses will be capitalized. During the nine months ended September 30, 2016, we incurred $2,846 of acquisition expenses related to acquisitions we were pursuing.

The provision for impairment of real estate relates to real estate investments whose estimated future undiscounted cash flows have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. During the nine months ended September 30, 2016, provision for impairment of real estate of $6,355 is due to impairment charges at Railway Street Corporate Centre as we shortened the expected holding period for the investment because we considered it a non-strategic investment. The impairment charges had no impact on our NAV as we had previously written the property down to its fair value for purposes of our NAV calculation.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $13,652 in depreciation and amortization expense for the nine months ended September 30, 2017 as compared to the same period in 2016 is primarily related to an increase of $13,553 on our acquisitions that occurred in 2016 and 2017.
Interest expense increased by $2,846 for the nine months ended September 30, 2017 as compared to the same period in 2016 as a result of new debt on our 2016 and 2017 acquisitions and our Credit Facility usage.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage and Pioneer Tower as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the nine months ended September 30, 2017, we recorded a $5,132 increase in the fair value of and received $$2,019 in operating distribution from our investment in the NYC Retail Portfolio as compared to a $4,238 increase in fair value during the same period of 2016.
Other income of $500 is related to receipt of a termination payment upon the expiration of a contract to sell The Edge at Lafayette during the nine months ended September 30, 2017.
Gain on disposition of property and extinguishment of debt of $5,501 is related to the dispositions of Railway Street Corporate Centre, 14600 Sherman Way and 14624 Sherman Way during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the gain on disposition of property and extinguishment of debt of $1,704 is related to the dispositions of 36 Research Park Drive and Campus Lodge Tampa.
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

The following table presents a reconciliation of the most comparable GAAP amount of net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income (loss) to NAREIT FFO	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$10,670	$(1,772)	$13,726	$(457)
Real estate depreciation and amortization (1)	18,105	13,558	49,436	32,306
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(11,335)	(4,936)	(10,632)	(5,576)
Impairment of real estate held for sale	—	6,355	—	6,355
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$17,440	$13,205	$52,530	$32,628
Weighted average shares outstanding, basic and diluted	133,554,999	113,935,929	134,894,754	99,933,097
NAREIT FFO per share, basic and diluted	$0.13	$0.12	$0.39	$0.33

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$17,440	$13,205	$52,530	$32,628
Straight-line rental income (1)	(840)	(1,472)	(2,745)	(4,160)
Amortization of above- and below-market leases (1)	(862)	(718)	(2,649)	(1,800)
Amortization of net discount on assumed debt (1)	(40)	(44)	(148)	(204)
Loss on derivative instruments and extinguishment or modification of debt (1)	(131)	(519)	(131)	1,123
Adjustment for investment accounted for under the fair value option (2)	1,078	(300)	1,277	2,013
Acquisition expenses (1)	—	1,759	—	2,846
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$16,645	$11,911	$48,134	$32,446
Weighted average shares outstanding, basic and diluted	133,554,999	113,935,929	134,894,754	99,933,097
AFFO per share, basic and diluted	$0.12	$0.10	$0.36	$0.32

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.

NAV as of September 30, 2017
The following table provides a breakdown of the major components of our NAV as of September 30, 2017:

	September 30, 2017
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,272,064	$690,454	$204,068	$135,726	$138,251	$2,440,563
Debt	(499,620)	(271,185)	(80,150)	(53,308)	(54,300)	(958,563)
Other assets and liabilities, net	26,137	14,186	4,193	2,789	2,841	50,146
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$798,581	$433,455	$128,111	$85,207	$86,792	$1,532,146
Number of outstanding shares	69,448,287	37,588,719	11,105,281	7,383,732	7,531,714
NAV per share	$11.50	$11.53	$11.54	$11.54	$11.52

(1)	The value of our real estate investments was greater than the historical cost by 5.9% as of September 30, 2017.
The following table provides a breakdown of the major components of our NAV as of December 31, 2016:

	December 31, 2016
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,160,702	$608,854	$213,621	$126,613	$132,639	$2,242,429
Debt	(395,838)	(207,639)	(72,852)	(43,179)	(45,234)	(764,742)
Other assets and liabilities, net	18,952	9,815	3,470	2,057	2,154	36,448
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$783,816	$411,030	$144,239	$85,491	$89,559	$1,514,135
Number of outstanding shares	69,837,581	36,522,305	12,812,637	7,591,239	7,963,493
NAV per share	$11.22	$11.25	$11.26	$11.26	$11.25

(1)	The value of our real estate investments was greater than the historical cost by 4.7% as of December 31, 2016.

The increase in NAV per share from December 31, 2016 to September 30, 2017, was related to a net increase of 0.65% in the value of our portfolio. Property operations for the nine months ended September 30, 2017 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of September 30, 2017:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.46%	5.86%	5.82%	5.65%	6.25%	5.70%
Discount rate/internal rate of return (IRR)	6.76	6.48	6.45	6.42	8.17	6.55
Annual market rent growth rate	3.13	3.00	2.81	3.12	3.41	3.04
Holding period (years)	10.00	10.00	10.00	10.00	22.49	10.20

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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate/internal rate of return ("IRR") used as of September 30, 2017 of 0.25% would yield a decrease in our total real estate investment value of 1.7% and our NAV per share class would have been $11.19, $11.22, $11.22, $11.22 and $11.21 for Class A, Class M, Class A-I, Class M-I and Class D, respectively. An increase in the weighted-average discount rate/IRR used as of December 31, 2016 of 0.25% would yield a decrease in our total real estate investment value of 1.2% and our NAV per each share class would have been $10.97, $11.00, $11.00, $11.00 and $10.99 for Class A, Class M, Class A-I, Class M-I and Class D, respectively.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Line of Credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ Change
Net cash provided by operating activities	$55,984	$33,251	$22,733
Net cash used in investing activities	(129,430)	(657,305)	527,875
Net cash provided by financing activities	69,922	640,059	(570,137)
Cash provided by operating activities increased $22,733 for the nine months ended September 30, 2017 as compared to the same period in 2016. Cash from operating activities increased $24,443 primarily related to acquisitions of properties that occurred in 2016 and 2017 and distributions received from unconsolidated real estate affiliates and fund investments during 2017. Also impacting our cash provided by operating activities are changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, advisor fee payable and accounts payable and other accrued expenses. These changes in our working capital caused a decrease to cash provided by operating activities of $1,710 between the nine months ended September 30, 2017 and the same period in 2016, which was primarily related to an increase in prepaid expenses as well as a decrease in the amount of accrued expenses.
Cash used in investing activities decreased by $527,875 for the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease was primarily related to a decrease in cash used to purchase new properties and cash used for investments in unconsolidated real estate affiliates during the nine months ended September 30, 2016 compared to 2017.

Cash provided by financing activities decreased by $570,137 for the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease is primarily related to a decrease of $460,227 in net proceeds received from the sale of common stock during 2017 as compared to the same period in 2016. Additionally, there was a decrease in net proceeds from mortgage note payables and our line of credit of $106,499 during the nine months ended September 30, 2017 as compared to the same period in 2016.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at September 30, 2017 and December 31, 2016:

	Consolidated Debt
	September 30, 2017		December 31, 2016
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$749,076	3.67%	$613,233	3.85%
Variable	147,680	2.72	87,930	2.59
Total	$896,756	3.51%	$701,163	3.69%
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers, which will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine and allocate the transaction price, and recognize revenue when the performance obligation is satisfied.  The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2018.  We are in the process of evaluating whether the guidance will impact the accounting for tenant reimbursements, but we currently do not believe this update will have a material impact on our consolidated financial statements and notes to our consolidated financial statements.  Additionally, we are evaluating the impact on the timing of gain recognition for dispositions but currently do not believe there will be a material impact to our consolidated financial statements for dispositions given the simplicity of our historical disposition transactions. We expect to adopt the standard using the cumulative effect method.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of September 30, 2017, we had consolidated debt of $896,756, which included $147,680 of variable-rate debt. Including the $7,159 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $889,597 at September 30, 2017. We also entered into interest rate cap and swap agreements on $189,080 of debt which cap the LIBOR rate at between 1.0% and 3.3%. A 0.25% movement in the interest rate on the $147,680 of variable-rate debt would have resulted in a $369 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2017, the fair value of our mortgage notes payable was estimated to be $4,304 higher than the carrying value of $896,756. If treasury rates were 0.25% higher at September 30, 2017, the fair value of our mortgage notes payable would have been $7,591 lower than the carrying value.
In August 2007, we purchased Railway Street Corporate Centre located in Calgary, Canada (relinquished ownership of this property on July 28, 2017). For this investment, we used the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at weighted average rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income on the Consolidated Balance Sheet and foreign currency translation adjustment on the Consolidated Statement of Operations and Comprehensive Income (Loss).
As a result of our Canadian investment, we were subject to market risk associated with changes in foreign currency exchange rates. These risks include the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective was to control our exposure to these risks through our normal operating activities. For the nine months ended September 30, 2017 and 2016, we recognized a foreign currency translation loss of $20 and gain of $484, respectively. Upon the relinquishment of our ownership of Railway Street Corporate Centre we recognized $1,895,000 of Accumulated Other Comprehensive Loss as part of the loss on disposition of property and extinguishment of debt on our Consolidated Statement of Operations and Comprehensive Income (Loss).

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

During the three months ended September 30, 2017, we repurchased 3,786,703 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2017	2,282,871	$11.45	2,282,871	—
August 1 - August 31, 2017	683,495	11.51	683,495	—
September 1 - September 30, 2017	820,337	11.58	820,337	—
(1)     Redemptions are limited as described above.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended September 30, 2017.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 13, 2017	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 13, 2017	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer