Form 10-K
period 2017-12-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2018-03-08
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the 69,756,090 shares of Class A common stock, 37,300,118 shares of Class M common stock, 12,097,771 shares of Class A-I common stock, 7,715,896 shares of Class M-I common stock and 7,963,493 shares of Class D common stock held by non-affiliates of the Registrant was $793,890, $425,711, $138,123, $88,124, and $90,824 for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively, based upon the last net asset value of $11.38, $11.41, $11.42, $11.42 and $11.41 per share for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively.

As of March 8, 2018, there were 69,483,405 shares of Class A Common Stock, 38,441,062 shares of Class M Common Stock, 10,838,736 shares of Class A-I Common Stock, 7,113,658 shares of Class M-I Common Stock and 7,531,714 shares of Class D Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2017, we owned interests in a total of 69 properties, located in 19 states.
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
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of December 31, 2017, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I common stock in our First Extended Public Offering of $1,082,305.
On January 12, 2018, we filed a Registration Statement on Form S-11 with the SEC to register a public offering of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “Second Extended Public Offering”). As of March 8, 2018, the Second Extended Public Offering has not been declared effective.
Prior to the commencement of the Second Extended Public Offering, we plan to convert to an “UPREIT” structure by contributing substantially all of our assets to JLLIPT Holdings LP, a Delaware limited partnership (our “operating partnership”), of which we are the initial limited partner and JLLIPT Holdings GP, LLC (our wholly owned subsidiary) is the sole general partner. We refer to this re-structuring as the “contribution.” An “Umbrella Partnership Real Estate Investment Trust,” which we refer to as an “UPREIT,” is a REIT that holds all or substantially all of its assets through a partnership in which a REIT holds an interest. We plan to convert to this structure to facilitate tax-free contributions of properties to our operating partnership in exchange for limited partnership interests in our operating partnership. A transfer of property directly to a REIT in exchange for shares of common stock of a REIT is generally a taxable transaction to the transferring property owner. In an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to$350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2017, we have raised aggregate gross proceeds from the sale of shares of our Class D shares in our Follow-on Private Offering of $68,591.

As of December 31, 2017, 69,482,276 shares of Class A common stock, 37,913,989 shares of Class M common stock, 10,957,660 shares of Class A-I common stock, 7,421,466 shares of Class M-I common stock, and 7,531,714 shares of Class D common stock were outstanding and held by a total of 12,624 stockholders.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between us and LaSalle (the "Advisory Agreement"). On May 9, 2017, we renewed our Advisory Agreement with our Advisor for a one-year term expiring on June 5, 2018. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. Affiliates of our sponsor invested an aggregate of $50,200 (with a current value of $60,632) through purchases of shares of our common stock.

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

We intend to use financial leverage to provide additional funds to support our investment activities. We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets) of between approximately 30% and 50%. Our Company leverage ratio was 39% at December 31, 2017 and 35% at December 31, 2016. We intend to continue to use portions of the proceeds from our offerings to retire certain borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets, other than intangibles, valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are currently in compliance with the charter limitations on our indebtedness.

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

Subject to limitations contained in our charter, we may issue, or cause to be issued, shares of our stock or limited partnership units in our operating partnership in any manner (and on such terms and for such consideration) in exchange for real estate. Our existing stockholders have no preemptive rights to purchase any such shares of our stock or limited partnership units, and any such issuance might cause a dilution of a stockholder’s initial investment. We may enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at specified times. Although we may enter into such transactions, we do not currently intend to do so in the near term.
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
GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2017:

	Real Estate Portfolio
	Number of Properties	Net Rentable Square Feet	Estimated Percent of Fair Value
South	16	4,516,000	24%
West	22	3,352,000	42
East	18	3,532,000	19
Midwest	13	2,370,000	15
Total	69	13,770,000	100%

The following charts sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2017, 2016 and 2015:

FOREIGN OPERATIONS
We previously owned one property outside the United States, a multi-tenant office building located in Calgary, Canada. We were subject to currency risk and general Canadian economy risks associated with this investment. This property accounted for approximately 7%, 8% and 11% of our consolidated office revenues for the years ended December 31, 2017, 2016 and 2015, respectively, and approximately 1%, 2% and 4% of our consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The property was disposed of on July 26, 2017.
DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during the years ending December 31, 2017, 2016 and 2015 were as follows:

	For the year ended December 31,
	2017	2016	2015
Office
Amazon (1)	30%	27%	20%
Summit Medical Group	11	5	—
Industrial
Mitsubishi Electric	8	10	16
Musician's Friend	8	10	15

(1)
Amazon, including Whole Foods, also accounted for 5% of the consolidated revenues in the retail segment in 2017 and 6% and 2% of the consolidated revenues in the industrial segment in 2017 and 2016, respectively.

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

Apartment Properties

Apartment properties are generally defined as having five or more dwelling units that are part of a single complex and offered for rental use as opposed to detached single-family residential properties. There are three main types of apartment properties: garden-style (mostly one-story apartments), low-rise and high-rise. Apartments generally have the lowest vacancy rates of any property type, with the better performing properties typically located in markets or locations with strong employment and demographic dynamics. We plan to invest in apartment properties that are located in or near employment centers with favorable potential for employment growth and conveniently situated with access to transportation and retail and service amenities. Traditional apartment properties are generally leased by apartment unit to individual tenants for one year terms.

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
Since our inception in 2004, we have experienced net losses (calculated in accordance with U.S. generally accepted accounting principles ("GAAP")) each fiscal year, except for the years ended December 31 of 2005, 2012, 2014, 2015, 2016 and 2017. As of December 31, 2017, we had an accumulated deficit of $96,217. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability.

The availability, timing and amount of cash distributions to you is uncertain.
Our board of directors declared quarterly distributions for our stockholders beginning in the first quarterly period following the initial closing of our first offering on December 23, 2004 through March 31, 2009. We did not pay distributions for the nine quarterly periods from March 2009 to September 30, 2011, we however have declared quarterly distributions for our stockholders every quarter since. Most recently, on March 6, 2018, our board of directors declared a quarterly distribution of $0.13 per share for the first quarter of 2018. We bear all expenses incurred in our operations, which are deducted from cash funds generated from operations prior to computing the amount of cash for distribution to stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital or other purposes, which was the policy of our board of directors between March 2009 through September 2011 when we suspended our distributions as a part of our cash conservation strategy adopted in response to the uncertain economic climate and extraordinary conditions in the commercial real estate industry.

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
Your purchase price may be more or less than the actual NAV if our NAV is incorrectly calculated.
If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth more or less than the purchase or repurchase price.
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
Our Advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, for which our Advisor is ultimately responsible.
Our Advisor is paid a fee for its services based on our NAV, which is calculated by ALPS Fund Services Inc. under the supervision of our Advisor. The calculation of our NAV includes certain subjective judgments of our Advisor and our independent valuation advisor, including estimates of fair value of particular assets, and therefore may not correspond to realizable value upon a sale of those assets.
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
Our success is dependent upon our relationships with, and the performance of, our Advisor and the key real estate professionals of our Advisor for the acquisition and management of our investment portfolio and our corporate operations. Any of these parties may suffer or become distracted by adverse financial or operational problems in connection with their business and activities unrelated to us and over which we have no control. Should any of these parties fail to allocate sufficient resources to perform their responsibilities to us for any reason, we may be unable to achieve our investment objectives. In the event that, for any reason, the advisory agreement is terminated, or our Advisor is unable to retain its key personnel, it may be difficult for us to secure suitable replacements on acceptable terms, which would adversely impact the value of your investment.
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
At some point in the future, we may consider internalizing the functions performed for us by our Advisor. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire a subsidiary or division of our Advisor that has performed services for us pursuant to the Advisory Agreement, including its existing workforce. Any internalization transaction could result in significant payments to the owners of our Advisor, possibly in the form of our common stock, which could reduce the percentage ownership of our then existing stockholders and increase the percentage ownership held by our Advisor and its affiliates. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed; we may not be able to properly integrate a new staff of managers and employees; or we may not be able to effectively replicate the services provided previously by our Advisor and its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.
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
Our UPREIT structure may result in potential conflicts of interest with our operating partnership or limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

We plan to convert to an UPREIT prior to the commencement of the Second Extended Public Offering. Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their direction of the management of our company. At the same time, we, as sole member, have duties to the general partner of our operating partnership which, in turn, as general partner of our operating partnership, has duties to our operating partnership and to the limited partners under Delaware law in connection with the management of our operating partnership.
Under Delaware law, the general partner of a Delaware limited partnership has fiduciary duties of care and loyalty, and an obligation of good faith, to the partnership and its partners. While these duties and obligations cannot be eliminated entirely in the limited partnership agreement, Delaware law permits the parties to a limited partnership agreement to specify certain types or categories of activities that do not violate the general partner’s duty of loyalty and to modify the duty of care and obligation of good faith, so long as such modifications are not unreasonable. These duties as general partner of our operating partnership to the partnership and its partners may come into conflict with the interests of our company. Under the partnership agreement of our operating partnership, we anticipate that upon the admission of a person other than one of our subsidiaries as a limited partner in our operating partnership, the limited partners of our operating partnership will expressly agree that the general partner of our operating partnership is acting for the benefit of the operating partnership, the limited partners of our operating partnership and our stockholders, collectively. The general partner is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause our operating partnership to take or decline to take any actions. If there is a conflict between the interests of us or our stockholders, on the one hand, and the interests of the limited partners of our operating partnership other than us or our subsidiaries, on the other, we anticipate that the partnership agreement of our operating partnership will provide that any action or failure to act by the general partner that gives priority to the separate interests of us or our stockholders that does not result in a violation of the contractual rights of the limited partners of our operating partnership under the partnership agreement will not violate the duties that the general partner owes to our operating partnership and its partners. Additionally, the partnership agreement of our operating partnership expressly limits our liability by providing that we and our directors, officers, agents and employees, will not be liable or accountable to our operating partnership or its partners for money damages. In addition, our operating partnership is required to indemnify us, our directors, officers and employees, the general partner and its trustees, officers and employees, employees of our operating partnership and any other persons whom the general partner may designate from and against any and all claims arising from operations of our operating partnership in which any indemnitee may be involved, or is threatened to be involved, as a party or otherwise unless it is established that the act or omission of the indemnitee constituted fraud, intentional harm or gross negligence on the part of the indemnitee, the claim is brought by the indemnitee (other than to enforce the indemnitee’s rights to indemnification or advance of expenses) or the indemnitee is found to be liable to our operating partnership, and then only with respect to each such claim. The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
Tax protection agreements could limit our ability to sell or otherwise dispose of property contributed to our operating partnership.
In connection with a contribution of property to our operating partnership, our operating partnership may enter into a tax protection agreement with the contributor of such property that provides that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to the built-in gain that exists with respect to such property interests, and the tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell the contributed property, it may be economically prohibitive for us to do so because of these obligations.
Tax protection agreements may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.
Under a tax protection agreement, our operating partnership may provide the contributor of property the opportunity to guarantee debt or enter into a deficit restoration obligation. If we fail to make such opportunities available, we may be required to deliver to such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment. These obligations may require our operating partnership to maintain more or different indebtedness than we would otherwise require for our business.
Cash payments to redeem operating partnership interests will reduce cash available for distribution to our stockholders or to honor their repurchase requests under our share repurchase program.

In connection with the admission of a person other than one of our subsidiaries as a limited partner in our operating partnership, we expect our operating partnership’s limited partnership agreement to be amended to provide that following any applicable waiting period, the holders of operating partnership units (other than us) generally have the right to cause our operating partnership to redeem all or a portion of their operating partnership units for, at the general partner’s sole discretion, shares of our common stock, cash, or a combination of both. An election to redeem operating partnership units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ repurchase requests under our share repurchase program.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We intend to conduct our operations so that neither we nor our operating partnership or our respective subsidiaries are investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
Rule 3a-1 under the Investment Company Act generally provides that, notwithstanding Section 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be an “investment company” under the Investment Company Act provided that (1) it does not hold itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, and (2) on an unconsolidated basis except as otherwise provided, no more than 45% of the value of its total assets, consolidated with the assets of any wholly owned subsidiary, (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary, (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees' securities companies, securities issued by certain majority owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership's wholly owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property, mortgages and other interests in real estate.
A change in the value of any of our assets could cause us, our operating partnership or one or more of our respective subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with this exception from the definition of investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may be unable to purchase securities we would otherwise want to purchase. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
Our Advisor will continually review our investment activity to attempt to ensure that we will not be regulated as an investment company.
We believe that we, our operating partnership, and our respective subsidiaries will satisfy this exclusion. However, if we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
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
As of December 31, 2017, our diversification of current fair value of our consolidated properties by property type consisted of 30% in the apartment property sector, 26% in the industrial property sector, 27% in the retail property sector, 16% in the office property sector and 1% in the other property sector. As of December 31, 2017, we also owned an interest in unconsolidated properties in the office, retail and other property sectors. Because our portfolio consists primarily of apartment, industrial, office, retail and other properties, we are subject to risks inherent in investments in these property types and including the risk that e-commerce poses to retail. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.
Additionally, as of December 31, 2017, approximately 42% and 27% of the current fair value of our consolidated properties was geographically concentrated in the western and southern United States, respectively. Moreover, our properties located in California, Texas and Illinois accounted for approximately 22%, 12% and 12% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office, retail, industrial or apartment properties, industry slowdowns, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office, retail, industrial or apartment space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.
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
Leases (excluding our apartment properties) representing approximately 6% and 9% of the annualized minimum base rent from our consolidated properties, as of December 31, 2017, were scheduled to expire in 2018 and 2019, respectively. Because we compete with a number of other developers, owners and managers of office, retail, industrial and apartment properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, the economic turmoil of the last several years has led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who have purchased properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.
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
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2017, we had interests in five joint ventures that collectively own seventeen properties across the United States accounting for 12% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.
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
In addition, the events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile properties to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act, which was extended through 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may affect the general real estate lending market, lending volume and the market’s overall loss of liquidity may reduce the number of suitable investment opportunities available to us and the pace at which its investments are made. We currently carry terrorism insurance under our master insurance program on all of our investments.
We are subject to additional risks from our international investments.
We do not own any properties located outside the United States as of December 31, 2017 but may purchase investments located outside the United States, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:

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
As of December 31, 2017, we had total outstanding indebtedness of $879,022. Our Company leverage ratio, calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets, was 39% as of December 31, 2017 and 35% as of December 31, 2016. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to acquire the property secured by the mortgage loan, acquire additional properties or pay down other debt. We may also use our line of credit as a flexible borrowing source to cover short-term capital needs, for new property acquisitions and for working capital.
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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2017, we had $665,911 in aggregate outstanding mortgage notes payable, which had maturity dates through March 1, 2054.
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
We are organized and operated in a manner intended to qualify as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2004. REIT qualification requires ongoing satisfaction of various requirements regarding our organization, the nature of our gross income and assets and the amount of dividends we distribute. In addition, future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If the IRS determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved because:

•	we would be subject to federal corporate income taxation on our taxable income, and could be subject to higher state and local taxes;

•	we would not be permitted to take a deduction for dividends paid to stockholders in computing our taxable income; and

•	we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified (unless we are entitled to relief under applicable statutory provisions).
The increased taxes would cause a reduction in our NAV and in cash available for distribution to stockholders. In addition, if we do not qualify as a REIT, we will not be required to pay distributions to stockholders. As a result of all these factors, our failure to qualify as a REIT also could hinder our ability to raise capital and grow our business.
Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.
On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

We urge you to consult with your own tax advisor with respect to the impact of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (for taxable years beginning after December 31, 2017) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Finally, for taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by "publicly offered REITs" and would not otherwise be treated as qualifying real estate assets. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
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
We may choose to pay dividends in our own stock, in which case our stockholders may be required to pay income taxes in excess of the cash dividends received.
Under IRS Revenue Procedure 2017-45, as a publicly offered REIT we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving such dividends will be required to include the full amount of the dividend income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates on qualified dividends.
The maximum U.S. federal income tax rate for “qualified dividends” payable by U.S. corporations to individual U.S. stockholders is currently 20%. However, ordinary dividends payable by REITs generally are not eligible for the reduced rates applicable to qualified dividends and generally are taxed at ordinary income rates. In taxable years beginning after December 31, 2017 and before January 1, 2026, taking into account the top ordinary income tax rate of 37% and the 20% deduction for ordinary REIT dividends, the maximum effective federal income tax rate for ordinary REIT dividends received by individuals is 29.6%. Non-corporate investors may perceive investment in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at lower rates as qualified dividends.
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

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that our operating partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.
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
If we were at any time deemed to hold “plan assets” under ERISA or the Code, stockholders subject to ERISA and the related excise tax provisions of the Internal Revenue Code may be subject to adverse financial and legal consequences.
Stockholders subject to ERISA or the Code should consult their own advisors as to the effect of an investment in the shares. As discussed under “Certain ERISA Considerations,” our assets may not be deemed to constitute “plan assets” of stockholders that are subject to the fiduciary provisions of ERISA or the prohibited transaction rules of Section 4975 of the Code (“Plans”). If we were deemed to hold “plan assets” of Plans (i) ERISA’s fiduciary standards would apply to, and might materially affect, our operations if any such Plans are subject to ERISA, and (ii) any transaction we enter into could be deemed a transaction with each Plan and transactions we might enter into in the ordinary course of business could constitute prohibited transactions under ERISA and/or Section 4975 of the Code. Holding plan assets may negatively impact our results.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
DESCRIPTION OF REAL ESTATE
Our investments in real estate assets as of December 31, 2017 consisted of interests in wholly-owned properties and five joint ventures. The following table sets forth information with respect to our real estate assets by segment as of December 31, 2017. We own a fee simple interest in all properties unless otherwise noted.

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Apartment Segment:
Station Nine Apartments (1)	Durham, NC	100%	2005	April 16, 2007	312,000	92%
The Edge at Lafayette (2)	Lafayette, LA	78	2007	January 15, 2008	207,000	92
Townlake of Coppell (2)	Coppell, TX	90	1986	May 22, 2015	351,000	94
AQ Rittenhouse	Philadelphia, PA	100	2015	July 30, 2015	92,000	93
Lane Parke Apartments	Mountain Brook, AL	100	2014	May 26, 2016	263,000	94
Dylan Point Loma	San Diego, CA	100	2016	August 9, 2016	204,000	93
The Penfield	St. Paul, MN	100	2013	September 22, 2016	245,000	95
180 North Jefferson	Chicago, IL	100	2004	December 1, 2016	217,000	95
Jory Trail at the Grove	Wilsonville, OR	100	2012	July 14, 2017	315,000	98
The Reserve at Johns Creek	Johns Creek, GA	100	2007	July 28, 2017	244,000	94
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	100%	2002	June 30, 2005	409,000	—
Norfleet Distribution Center	Kansas City, MO	100	2007	February 27, 2007	702,000	100%
Suwanee Distribution Center	Suwanee, GA	100	2013	June 28, 2013	559,000	100
South Seattle Distribution Center
3800 1st Avenue South	Seattle, WA	100	1968	December 18, 2013	162,000	100
3844 1st Avenue South	Seattle, WA	100	1949	December 18, 2013	101,000	100
3601 2nd Avenue South	Seattle, WA	100	1980	December 18, 2013	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	100	2013	January 22, 2014	277,000	100
Charlotte Distribution Center	Charlotte, NC	100	1991	June 27, 2014	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	441,000	100
4055 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	100	1985	September 30, 2015	31,000	100
1225 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	109,000	100
1300 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	71,000	100
1301 Mittel Drive	Wood Dale, IL	100	1985	September 30, 2015	53,000	100
1350 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	56,000	100
2501 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	198,000	91
2601 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	124,000	100
Tampa Distribution Center	Tampa, FL	100	2009	April 11, 2016	386,000	100
Aurora Distribution Center	Aurora, IL	100	2016	May 19, 2016	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	87,000	100
28145 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	114,000	100
28904 Paine Avenue	Valencia, CA	100	1999	June 29, 2016	117,000	100
24823 Anza Drive	Santa Clarita, CA	100	1988	June 29, 2016	31,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	100	1988	June 29, 2016	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	100	2016	September 8, 2016	225,000	100
6015 Giant Road	Richmond, CA	100	2016	September 8, 2016	252,000	100
6025 Giant Road	Richmond, CA	100	2016	December 29, 2016	41,000	100
Mason Mill Distribution Center	Buford, GA	100	2016	December 20, 2017	340,000	100

Office Segment:
Monument IV at Worldgate	Herndon, VA	100%	2001	August 27, 2004	228,000	100%
111 Sutter Street	San Francisco, CA	100	1926/2001(3)	March 29, 2005	286,000	85
140 Park Avenue	Florham Park, NJ	100	2015	December 21, 2015	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	100	2015	April 1, 2016	40,000	100
Retail Segment:
The District at Howell Mill (2)	Atlanta, GA	88%	2006	June 15, 2007	306,000	88%
Grand Lakes Marketplace (2)	Katy, TX	90	2012	September 17, 2013	131,000	100
Oak Grove Plaza	Sachse, TX	100	2003	January 17, 2014	120,000	96
Rancho Temecula Town Center	Temecula, CA	100	2007	June 16, 2014	165,000	94
Skokie Commons	Skokie, IL	100	2015	May 15, 2015	97,000	98
Whitestone Market	Austin, TX	100	2003	September 30, 2015	145,000	98
Maui Mall	Kahului, HI	100	1971	December 22, 2015	235,000	91
Silverstone Marketplace	Scottsdale, AZ	100	2015	July 27, 2016	78,000	97
Kierland Village Center	Scottsdale, AZ	100	2001	September 30, 2016	118,000	100
Timberland Town Center	Beaverton, OR	100	2015	September 30, 2016	92,000	97
Montecito Marketplace	Las Vegas, NV	100	2007	August 8, 2017	190,000	99
Other Segment:
South Beach Parking Garage (4)	Miami Beach, FL	100%	2001	January 28, 2014	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (5)	Chicago, IL	100%	2003	December 23, 2014	167,000	N/A
NYC Retail Portfolio (6)	NY/NJ	14	1996 - 2004	December 8, 2015	2,451,000	96%
Pioneer Tower (7)	Portland, OR	100	1990	June 28, 2016	296,000	90

(1)	On December 29, 2017, the property was designated as held-for-sale. The property was subsequently sold on February 5, 2018.

(2)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(3)	Built in 1926 and renovated in 2001.

(4)	The parking garage contains 343 stalls. This property is owned leasehold.

(5)	We own a condominium interest in the building that contains a 366 stall parking garage.

(6)	We own an approximate 14% interest in a portfolio of 13 urban infill retail properties located in the greater New York City area.

(7)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.
ACQUISITIONS
2017 Acquisitions
On July 14, 2017, we acquired Jory Trail at the Grove, a 324 unit apartment community located in Wilsonville, Oregon, for approximately $74,750. The acquisition was funded by the assumption of an eight-year mortgage loan that bears interest at a fixed-rate of 3.81% in the amount of $44,250, a draw on our credit facility and cash on hand.
On July 28, 2017, we acquired The Reserve at Johns Creek Walk, a 210 unit apartment community located in Johns Creek, Georgia, for approximately $47,300,000. The acquisition was funded by the assumption of a three-year mortgage loan that bears interest at a fixed rate of 3.30% in the amount of $23,620, a draw on our credit facility and cash on hand.
On August 8, 2017, we acquired Montecito Marketplace, a 190,000 square foot grocery-anchored retail center located in Las Vegas, Nevada for approximately $63,550. The acquisition was funded with a draw on our credit facility and cash on hand.
On December 20, 2017, we acquired, through a reverse 1031 exchange, Mason Mill Distribution Center, a newly-constructed 340,000 square-foot industrial property located in Buford, Georgia, for approximately $31,000. The acquisition was funded with cash on hand.
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
On December 8, 2015, we acquired an approximate 28% interest in a newly formed fund, Madison NYC Core Retail Partners, L.P. (the "Retail Fund"), which acquired an approximate 49% interest in entities that owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. The NYC Retail Portfolio includes approximately 2,700,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey. In accordance with authoritative guidance the NYC Retail Portfolio is accounted for as an investment in an unconsolidated real estate affiliate. The acquisition was funded with cash on hand. In December 2017, the 51% owner of the NYC Retail Portfolio entered into an agreement to sell their interest to a group of investors including some investors in the Retail Fund along with some new investors.  The transaction will take place over a period not to exceed two years and will be structured in the form of a series of like-kind exchanges funded by the new investor group. We chose not to increase our investment in the NYC Retail Portfolio. LaSalle advises three other institutional clients who also acquired interests in the Retail Fund as limited partners. As a result, LaSalle advises clients representing an approximate 90% ownership in the Retail Fund. As of December 31, 2017, the NYC Retail Portfolio owned 13 retail properties totaling approximately 2,451,000 square feet.
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
DISPOSITIONS
2017 Dispositions
On January 17, 2017, a 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. Sale proceeds were maintained at the venture for operating needs.
On July 26, 2017, we relinquished our ownership of Railway Street Corporate Centre, a 135,000 square foot office building located in Calgary, Canada, through a deed in lieu of foreclosure with the lender. Upon our relinquishment of the property, we were relieved of approximately $27,600 of mortgage obligations plus accrued interest associated with the mortgage loan. Upon extinguishment of the mortgage debt obligation, a $252 non-cash accounting gain was recognized representing the difference between the book value of the debt, interest payable and other obligations extinguished over the fair value of the property and other assets transferred as of the transfer date. Upon relinquishment of the property and extinguishment of the mortgage debt obligation, we also recognized $1,895 of Accumulated Other Comprehensive Loss from historical foreign currency translation adjustments as part of the gain on disposition of property and extinguishment of debt on our Consolidated Statement of Operations and Comprehensive Income.

On September 19, 2017, we sold 14600 Sherman Way and 14624 Sherman Way for approximately $22,350 less closing costs. We recorded a gain on the sale of the properties in the amount of $7,144.
On December 15, 2017, we sold Joliet Distribution Center for approximately $28,200 less closing costs. We recorded a gain on the sale of the properties in the amount of $9,481.
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

FINANCING
The following is a summary of the mortgage notes for our consolidated properties as of December 31, 2017:

Property	Interest Rate		Maturity Date	Principal Balance
The Edge at Lafayette	LIBOR +	2.49%	December 1, 2018	$17,680
Grand Prairie Distribution Center		3.58	April 1, 2019	8,600
The Reserve at Johns Creek Walk		3.30	April 1, 2020	23,620
Townlake of Coppell		3.25	June 1, 2020	28,800
Suwanee Distribution Center		3.66	October 1, 2020	19,100
140 Park Avenue		3.00	March 1, 2021	22,800
Monument IV at Worldgate		3.13	February 1, 2023	40,000
111 Sutter Street		4.50	April 1, 2023	53,346
Aurora Distribution Center		3.39	June 1, 2023	13,850
Grand Lakes Marketplace		4.20	October 1, 2023	23,900
Oak Grove Plaza		4.17	February 1, 2024	9,816
South Seattle Distribution Center		4.38	March 1, 2024	18,957
Charlotte Distribution Center		3.66	September 1, 2024	10,157
Jory Trail at the Grove		3.81	February 1, 2025	44,250
Skokie Commons		3.31	June 1, 2025	24,400
DFW Distribution Center		3.23	June 1, 2025	17,720
AQ Rittenhouse		3.65	September 1, 2025	26,370
Timberland Town Center		4.07	October 1, 2025	22,112
Whitestone Market		3.58	December 1, 2025	25,750
Maui Mall		3.64	June 1, 2026	39,000
Rancho Temecula Town Center		4.02	July 1, 2026	28,000
Dylan Point Loma		3.83	September 1, 2026	40,500
Lane Parke Apartments		3.18	November 1, 2026	37,000
The District at Howell Mill		5.30	March 1, 2027	31,746
The Penfield		3.57	March 1, 2054	38,438
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan (the “Term Loan”). On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year Term Loan maturing on May 26, 2022. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 26, 2020 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the ability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2017, we believe no material adverse effects had occurred.

Borrowings under the Credit Facility are guaranteed by us and certain of our subsidiaries. The Credit Facility requires the maintenance of certain financial covenants, including: (i) unencumbered property pool leverage ratio; (ii) debt service coverage ratio; (iii) maximum total leverage ratio; (iv) fixed charges coverage ratio; (v) minimum net asset value; (vi) maximum secured debt ratio; (vii) maximum secured recourse debt ratio; (viii) maximum permitted investments; and (ix) unencumbered property pool criteria. The Credit Facility provides the flexibility to move assets in and out of the unencumbered property pool during the term of the Credit Facility. At December 31, 2017, we had $120,000 outstanding under the Revolving Line of Credit at a blended rate of 2.91% (LIBOR + 1.35%) and $100,000 outstanding under the Term Loan at a rate of 2.53% (LIBOR + 1.30%). We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at December 31, 2017).
On May 26, 2017, we terminated our $150,000 line of credit with Bank of America, N.A. We repaid the outstanding balance of $25,000 which had an interest rate of approximately 2.57%, using proceeds from our Credit Facility. The line of credit was set to expire on September 19, 2017. At December 31, 2016, we had $10,000 in borrowings outstanding on the line of credit.
At December 31, 2017, we were in compliance with all debt covenants.
INSURANCE
Although we believe our investments are currently adequately covered by insurance consistent with the terms and levels of coverage that are standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.
OPERATING STATISTICS
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2017:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	10	2,453,000	23%	94%	30%	$21.99
Industrial	28	5,942,000	55	93	26	5.20
Office	4	655,000	6	94	16	39.21
Retail	11	1,675,000	15	95	27	20.46
Other	1	130,000	1	N/A	1	N/A
Total	54	10,855,000	100%	94%	100%	$13.53

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2017 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

The following table shows our operating statistics by property type for our unconsolidated properties as of December 31, 2017:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft (1)
Office	1	296,000	10%	90%	40%	$30.55
Retail	13	2,451,000	84	96	54	29.77
Other	1	167,000	6	N/A	6	N/A
Total	15	2,914,000	100%	95%	100%	$29.85

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2017 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of December 31, 2017, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $12.71 for our consolidated properties. As of December 31, 2017, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2018 (2)	45	$5,192	457,000	6%
2019	41	7,533	713,000	9
2020	44	7,859	646,000	9
2021	28	8,411	519,000	10
2022	42	7,508	522,000	9
2023 and thereafter	113	48,815	4,864,000	57
Total	313	$85,318	7,721,000

(1)
Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2017 presented in the year of lease expiration.

(2)
Does not include 2,714 leases totaling approximately 2,267,000 square feet and approximately $49,826 in annualized minimum base rent associated with the ten apartment properties we owned as of December 31, 2017.

As of December 31, 2017, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2018	6	$1,093	11,000	1%
2019	24	10,369	303,000	13
2020	21	13,085	300,000	17
2021	28	18,052	447,000	23
2022	22	12,275	418,000	16
2023 and thereafter	45	22,376	1,045,000	30
Total	146	$77,250	2,524,000

(1)
Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2017 presented in the year of lease expiration.

The following table shows the aggregate occupancy rates for our consolidated properties as of December 31, 2017 and each of the previous five years:

As of December 31,	Occupancy Rate for Consolidated Properties	Occupancy Rate for Unconsolidated Properties
2017	94%	95%
2016	95	97
2015	97	98
2014	97	—
2013	96	—
2012	92	96
The following tables show the occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2017 and 2016:

	Occupancy Rate at December 31, 2017	Occupancy Rate at December 31, 2016	Change
Apartments	94%	90%	4%
Industrial	93	97	(4)
Office	94	88	6
Retail	95	96	(1)
Total	94%	95%	(1)%

	Average Minimum Base Rent per Occupied Square Foot (1)
	December 31, 2017	December 31, 2016	Change
Apartments	$21.99	$21.97	$0.02
Industrial	5.20	4.85	0.35
Office	39.21	34.83	4.38
Retail	20.46	20.12	0.34
Total	$13.53	$12.49	$1.04

(1)	Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our apartment properties occupancy rate increased from December 31, 2016 to December 31, 2017 as a result of the successful lease up at Dylan Point Loma. We acquired Dylan Point Loma during its initial lease up, and the property is now stabilized. The average minimum base rents per occupied square foot for our apartment properties at December 31, 2017 increased slightly when compared to December 31, 2016, primarily due to rent per square foot increases across the apartment portfolio. The increase in rental rates was partially offset by the acquisitions of Jory Trail at the Grove and The Reserve at Johns Creek which had lower rental rates relative to the other properties within the apartment segment.
Our industrial properties occupancy rate decreased from December 31, 2016 to December 31, 2017 as a result of the tenant lease expiration at Kendall Distribution Center. The average minimum base rents per occupied square foot for our industrial properties at December 31, 2017 increased when compared to December 31, 2016, primarily due to the acquisition of Mason Mill Distribution Center as well as the disposition of Joliet Distribution Center which had lower rental rates relative to the other properties within the industrial segment. Additionally, there were contractual rent steps across the overall industrial portfolio.

Our office properties occupancy rate and average minimum base rent per occupied square foot both increased from December 31, 2016 to December 31, 2017 as a result of successful leasing activity at 111 Sutter Street as well as the disposition of Railway Street Corporate Centre.
Our retail properties occupancy rate decreased slightly from December 31, 2016 to December 31, 2017 as a result of tenant lease expirations at The District at Howell Mill. The average minimum base rents per occupied square foot for our retail properties at December 31, 2017 increased when compared to December 31, 2016, primarily due to the acquisition of Montecito Marketplace as well as rent increases at Maui Mall.
The overall occupancy rate of our properties decreased slightly from December 31, 2016 to December 31, 2017 due to vacancy at Kendall Distribution Center. The average minimum base rent per occupied square foot increased from December 31, 2016 to December 31, 2017, primarily due to acquisitions made during 2017, successful leasing at 111 Sutter Street and the disposition of Railway Street Corporate Centre.

PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our consolidated properties based on their percentage of annualized minimum base rent as of December 31, 2017:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Amazon (3)	Monument IV at Worldgate, Pinole Point Distribution Center, Maui Mall & Grand Lakes Marketplace	Online Retailer / Grocery Store	Various	Various	$11,101	5%	8%
Musician's Friend	Norfleet Distribution Center	Online Retailer	December 31, 2026	Three 5-year options	2,640	7	2
Sugar Publishing	111 Sutter Street	Publishing	January 31, 2021	One 5-year option	2,567	—	2
Summit Medical Group	140 Park Avenue	Medical Practice	April 30, 2030	Three 5-year options	2,500	1	2
Kroger	Oak Grove Plaza, Skokie Commons & Montecito Marketplace	Grocery Store	Various	Various	2,470	2	2
Mitsubishi Electric	Suwanee Distribution Center	HVAC Systems	July 31, 2023	Two 5-year options	2,422	6	2
Tapjoy	111 Sutter Street	Mobile Technology Services	January 31, 2019	One 5-year option	1,827	—	2
Williams-Sonoma	Pinole Point Distribution Center	Home Products Retailer	October 31, 2025	Two 5-year options	1,799	2	1
The TJX Companies	Maui Mall, The District at Howell Mill & Montecito Marketplace	Discount Retailer	Various	Various	1,742	1	1
HEB Grocery	Whitestone Market	Grocery Store	November 30, 2032	Six 5-year options	1,658	1	1
Total					$30,726	25%	23%

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

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties based on percentage of annualized minimum base rent as of December 31, 2017:

Properties	% of Total Area	% of Minimum Base Rent (1)
111 Sutter Street	3%	9%
Monument IV at Worldgate	2	6
180 North Jefferson	2	5
Lane Parke Apartments	2	4
Dylan Point Loma	2	4
Townlake of Coppell	3	4
Station Nine Apartments	3	4
The Penfield	2	4
Jory Trail at the Grove	3	4
Maui Mall	2	3
Total	24%	47%

(1)	Minimum base rent is calculated as in-place minimum base rent excluding any above- and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.

Item 3.	Legal Proceedings.
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

MARKET FOR COMMON EQUITY
We have five classes of common stock authorized as of December 31, 2017, Class A, Class M, Class A-I, Class M-I and Class D. On January 16, 2015, our First Extended Public Offering was declared effective, pursuant to which we sell to the public shares of Class A, Class M, Class A-I and Class M-I common stock. On March 3, 2015, we commenced a new private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. The fees payable to the Dealer Manager (defined below) with respect to each outstanding share of each class, as a percentage of NAV, are as follows:
First Extended Public Offering

	Selling Commission	Dealer Manager Fee
Class A Shares	up to 3.0%	1.05%
Class M Shares	None	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	None	0.05%
Private Offering

	Selling Commission	Dealer Manager Fee
Class D Shares	up to 1.0%	None
The selling commission and dealer manager fee are offering costs and will be recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable by share class as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Class A Shares	$65,764	$74,295
Class M Shares	6,622	6,626
Class A-I Shares	2,806	3,482
Class M-I Shares	342	400
Total	$75,534	$84,803
Our common stock is not currently traded on any exchange and there is no established public trading market for our common stock. As of March 8, 2018, there were 12,657 stockholders of record of our common stock, including 8,748 holders of Class A, 3,751 holders Class M, 65 holders Class A-I, 92 holders of Class M-I and 1 holder of Class D shares.
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

The fair value of our wholly owned properties is done using the fair value methodologies detailed within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures. Our valuation procedures and our NAV are not subject to GAAP or independent audit. Real estate appraisals are reported on a free and clear basis, excluding any property-level indebtedness that may be in place. We expect the primary methodology used to value properties will be the income approach, whereby value is derived by determining the present value of an asset's stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparisons and replacement cost approaches.

A fundamental element of the valuation process, the valuation of our properties, is managed by our independent valuation advisor, Real Estate Research Corporation, a valuation firm selected by our advisor and approved by our board of directors, including a majority of our independent directors. Real Estate Research Corporation, founded in 1931, is one of the longest-serving commercial real estate research, valuation and consulting firms in the nation with offices throughout the United States. Real Estate Research Corporation is engaged in the business of rendering opinions regarding the value of commercial real estate properties and is not affiliated with us or our advisor. The compensation we pay to our independent valuation advisor is based on the number of properties we own and is not based on the estimated values of our properties. While our independent valuation advisor is responsible for providing our property valuations, our independent valuation advisor is not responsible for, and does not calculate, our daily NAV.
Our independent valuation advisor has provided, and is expected to continue to provide, real estate appraisal, appraisal management and real estate valuation advisory services to other clients of our advisor and its affiliates and has received, and is expected to continue to receive, fees in connection with such services. Our independent valuation advisor and its affiliates may from time to time in the future perform other commercial real estate and financial advisory services for other clients of our advisor and its affiliates, so long as such other services do not adversely affect the independence of the independent valuation advisor as certified in the applicable appraisal report.
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
NAV as of December 31, 2017
The following table presents our historical NAV per share for each period indicated below:

	NAV per Share
Quarter Ended	Class A	Class M	Class A-I	Class M-I	Class D
December 31, 2017	$11.67	$11.69	$11.70	$11.70	$11.68
September 30, 2017	11.50	11.53	11.54	11.54	11.52
June 30, 2017	11.38	11.41	11.42	11.42	11.41
March 31, 2017	11.31	11.34	11.34	11.35	11.33
December 31, 2016	11.22	11.25	11.26	11.26	11.25
September 30, 2016	11.22	11.25	11.25	11.25	11.24
June 30, 2016	11.19	11.21	11.22	11.22	11.20
March 31, 2016	11.15	11.17	11.18	11.18	11.17
The increase in NAV from December 31, 2016 to December 31, 2017 is primarily related to an overall 1.5% increase in the values of our properties during 2017.

The following table provides a breakdown of the major components of our NAV per share as of December 31, 2017:

	December 31, 2017
Component of NAV	Class A	Class M	Class A-I	Class M-I	Class D	Total
Real estate investments (1)	$1,287,772	$704,255	$203,624	$137,921	$139,774	$2,473,346
Debt	(493,261)	(269,754)	(77,995)	(52,828)	(53,538)	(947,376)
Other assets and liabilities, net	16,276	8,901	2,573	1,742	1,766	31,258
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$810,787	$443,402	$128,202	$86,835	$88,002	$1,557,228
Number of outstanding shares	69,482,276	37,913,989	10,957,660	7,421,466	7,531,714
NAV per share	$11.67	$11.69	$11.70	$11.70	$11.68

(1)	The value of our real estate investments was greater than the historical cost by approximately 6.9% as of December 31, 2017.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2016:

	December 31, 2016
Component of NAV	Class A	Class M	Class A-I	Class M-I	Class D	Total
Real estate investments (1)	$1,160,702	$608,854	$213,621	$126,613	$132,639	$2,242,429
Debt	(395,838)	(207,639)	(72,852)	(43,179)	(45,234)	(764,742)
Other assets and liabilities, net	18,952	9,815	3,470	2,057	2,154	36,448
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$783,816	$411,030	$144,239	$85,491	$89,559	$1,514,135
Number of outstanding shares	69,837,581	36,522,305	12,812,637	7,591,239	7,963,493
NAV per share	$11.22	$11.25	$11.26	$11.26	$11.25

(1)	The value of our real estate investments was greater than the historical cost by approximately 4.7% as of December 31, 2016.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2017:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.40%	5.75%	5.71%	5.66%	6.25%	5.64%
Discount rate/internal rate of return (IRR)	6.77	6.36	6.49	6.38	8.17	6.52
Annual market rent growth rate	3.13	3.00	2.79	3.12	3.41	3.03
Holding period (years)	10.00	10.00	10.00	10.00	22.30	10.19

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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		December 31, 2017	December 31, 2016
Discount Rate - weighted average	0.25% increase	(1.8)%	(1.5)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.6)	(2.0)
Annual market rent growth rate - weighted average	0.25% decrease	(1.2)	(0.9)
Limitations and Risks
As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Our valuation methodology may not result in the determination of the fair value of our net assets as our mortgage notes and other debt payable are valued at cost. Different parties with different assumptions and estimates could derive a different NAV per share. Accordingly, with respect to our NAV per share, we can provide no assurance that:

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
From January 16, 2015 through December 31, 2017, we recognized selling commissions, dealer manager fees and organization and other offering costs in our First Extended Public Offering in the amounts set forth below:

Selling commissions and dealer manager fees	$27,346
Other organization and offering costs	18,150
Total expenses	45,496
Total public offering proceeds (excluding DRIP proceeds)	1,005,778
Percentage of public offering proceeds used to pay for other organization and offering costs	1.80%
From January 16, 2015 through December 31, 2017, the net offering proceeds to us from the sale of Class A, Class M, Class A-I and Class M-I shares in the First Extended Public Offering, after deducting the total expenses incurred as described above, were approximately $578,184, $210,974, $96,485, and $74,639, respectively.
For the year ended December 31, 2017, we have raised $38,814 from the sale of shares pursuant to our distribution reinvestment plan, including $23,620 from the sale of 2,072,513 Class A shares, $8,544 from the sale of 746,883 Class M shares, $3,601 from the sale of 315,054 Class A-I shares, $3,049 from the sale of 266,560 Class M-I shares.
As of December 31, 2017, 69,482,276 shares of Class A common stock, 37,913,989 shares of Class M common stock, 10,957,660 shares of Class A-I common stock, and 7,421,466 shares of Class M-I common stock were outstanding, and held by a total of 12,624 stockholders.

We intend to use the net proceeds from our offerings, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and guidelines, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan. As of December 31, 2017, net proceeds from our First Extended Public Offering have been allocated to purchase interests in real estate of $948,951 and to reduce borrowings by $11,331.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with indefinite duration. As of December 31, 2017, we have raised aggregate gross proceeds from the sale of 6,156,350 Class D shares in our Follow-on Private Offering of $68,591. The shares of common stock issued in the Private Offering were issued in transactions exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act because the purchasers are accredited investors within the meaning of Regulation D under the Securities Act. The Dealer Manager also serves as the dealer manager for the Follow-on Private Offering. No commissions were paid with respect to the placement of shares in connection with the Follow-on Private Offering.
ISSUER PURCHASES OF EQUITY SECURITIES

Share Repurchase Plan
We adopted a share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter. To date, we have neither deferred nor rejected any request for repurchase under our share repurchase plan. All redemptions were paid out from offering proceeds. We have made repurchases according to our share repurchase plan as following:

Year ending December 31,	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total Dollar of Repurchases
2015	494,216	1,840,770	615,509	—	—	$32,082
2016	1,219,913	2,347,619	97,431	—	1,551,418	58,841
2017	3,785,034	2,316,084	2,391,087	684,725	431,779	110,288
During the quarter ended December 31, 2017, we fulfilled redemption requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
October 1-October 31, 2017	568,428	$11.54	568,428	—
November 1-November 30, 2017	466,689	11.63	466,689	—
December 1-December 31, 2017	806,768	11.72	806,768	—

(1)	Redemptions are limited as described above.
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

Distributions
Our board of directors declared quarterly distributions of $0.12 per share for each of the quarters of 2015 as well as the first and second quarters of 2016. Our board of directors declared quarterly distributions of $0.125 per share for each of the third and fourth quarters of 2016 and all four quarters of 2017. On March 6, 2018, our board of directors declared a quarterly dividend of $0.13 per share for the first quarter of 2018. The distribution will be paid on or around May 1, 2018 to stockholders of record as of March 28, 2018. Stockholders will receive $0.13 per share less applicable class-specific fees. There is no guarantee that we will continue to pay distributions at this rate in the future, or at all.
The distributions declared per share for each of our classes of common stock for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/30/2017	$0.12500	$0.09699	$0.11684	$0.11686	$0.12366	$0.12500
6/29/2017	0.12500	0.09660	0.11677	0.11607	0.12365	0.12500
9/28/2017	0.12500	0.09623	0.11663	0.11649	0.12361	0.12500
12/28/2017	0.12500	0.09615	0.11655	0.11643	0.12364	0.12500
Total	$0.50000	$0.38597	$0.46679	$0.46585	$0.49456	$0.50000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/30/2016	$0.12000	$0.09424	$0.11181	$0.11206	$0.11874	$0.12000
6/29/2016	0.12000	0.09381	0.11206	0.11329	0.11876	0.12000
9/29/2016	0.12500	0.09842	0.11692	0.11685	0.12368	0.12500
12/29/2016	0.12500	0.09799	0.11694	0.11753	0.12372	0.12500
Total	$0.49000	$0.38446	$0.45773	$0.45973	$0.48490	$0.49000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/30/2015	$0.12000	$0.09447	$0.11209	$0.11223	$0.11935	$0.12000
6/29/2015	0.12000	0.09557	0.11218	0.11221	0.11883	0.12000
9/29/2015	0.12000	0.09501	0.11203	0.11209	0.11877	0.12000
12/30/2015	0.12000	0.09431	0.11181	0.11194	0.11873	0.12000
Total	$0.48000	$0.37936	$0.44811	$0.44847	$0.47568	$0.48000

(1) Distributions paid are net of dealer manager fees applicable to each share class.

Year	Distributions Declared Per Share	Total Distributions Declared	Annualized Rate of Return (1)
2015	$0.48	$27,937	4.33%
2016	0.49	48,040	4.31
2017	0.50	57,494	4.28

(1)	Annualized rate of return calculated using the weighted average NAV of our common stock as of December 31.

The following table summarizes our distributions paid over the last three fiscal years:

	For the Year Ended December 31,
	2017	2016	2015
Distributions:
Paid in cash	$19,002	$12,450	$10,811
Reinvested in shares	38,814	29,668	13,630
Total Distributions	57,816	42,118	24,441
Source of Distributions:
Cash flow from operating activities	57,816	39,508	24,441
Cash flow from investing activities	—	2,610	—
Total Sources of Distributions	$57,816	$42,118	$24,441

The following table summarizes our distributions paid for each quarter of the last fiscal year:

	For the three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Paid in cash	$4,871	$4,880	$4,696	$4,555
Reinvested in shares	9,355	9,578	9,871	10,010
Total distributions	$14,226	$14,458	$14,567	$14,565

Net cash provided by operating activities	$10,850	$17,718	$19,908	$18,358
Funds from operations	16,614	17,440	18,088	17,002
Total net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	8,822	10,670	3,798	(742)

Distribution Reinvestment Plan
Our distribution reinvestment plan allows stockholders to elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share on the distribution date. For the year ended December 31, 2015, we issued 1,240,552 shares of common stock for $13,630 under the distribution reinvestment plan. For the year ended December 31, 2016, we issued 2,639,549 shares of common stock for $29,668 under the distribution reinvestment plan. For the year ended December 31, 2017, we issued 3,401.011 shares of common stock for $38,814 under the distribution reinvestment plan.
Tax Treatment of Distributions
For the year ended December 31, 2017, we paid distributions to stockholders of approximately $57,816 and for the year ended December 31, 2016, we paid distributions to stockholders of approximately $42,118. For income tax purposes, 100% of the distributions paid in 2017 and 2016 will qualify as a nondividend distribution or return of capital. The distribution declared on November 9, 2017, paid on February 1, 2018, will be a 2018 tax event and is not reflected in the 2017 tax allocation.
The table below summarizes the income tax treatment of distributions paid to Class A stockholders during the year ended December 31, 2017:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/29/2016	2/1/2017	$0.09799	$—	—%	$—	—%	$0.09799	100.00%
3/30/2017	5/1/2017	0.09699	—	—	—	—	0.09699	100.00
6/29/2017	8/1/2017	0.09660	—	—	—	—	0.09660	100.00
9/28/2017	11/1/2017	0.09623	—	—	—	—	0.09623	100.00
Total		$0.38781	$—	—%	$—	—%	$0.38781	100.00%
(1) Distributions per share are net of dealer manager fees of 1.05% of NAV.

The table below summarizes the income tax treatment of distributions paid to Class M stockholders during the year ended December 31, 2017:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/29/2016	2/1/2017	$0.11694	$—	—%	$—	—%	$0.11694	100.00%
3/30/2017	5/1/2017	0.11684	—	—	—	—	0.11684	100.00
6/29/2017	8/1/2017	0.11677	—	—	—	—	0.11677	100.00
9/28/2017	11/1/2017	0.11663	—	—	—	—	0.11663	100.00
Total		$0.46718	$—	—%	$—	—%	$0.46718	100.00%
(1) Distributions per share are net of dealer manager fees of 0.30% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class A-I stockholders during the year ended December 31, 2017:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/29/2016	2/1/2017	$0.11753	$—	—%	$—	—%	$0.11753	100.00%
3/30/2017	5/1/2017	0.11686	—	—	—	—	0.11686	100.00
6/29/2017	8/1/2017	0.11607	—	—	—	—	0.11607	100.00
9/28/2017	11/1/2017	0.11649	—	—	—	—	0.11649	100.00
Total		$0.46695	$—	—%	$—	—%	$0.46695	100.00%
(1) Distributions per share are net of dealer manager fees of 0.30% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M-I stockholders during the year ended December 31, 2017:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/29/2016	2/1/2017	$0.12372	$—	—%	$—	—%	$0.12372	100.00%
3/30/2017	5/1/2017	0.12366	—	—	—	—	0.12366	100.00
6/29/2017	8/1/2017	0.12365	—	—	—	—	0.12365	100.00
9/28/2017	11/1/2017	0.12361	—	—	—	—	0.12361	100.00
Total		$0.49464	$—	—%	$—	—%	$0.49464	100.00%
(1) Distributions per share are net of dealer manager fees of 0.05% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class D stockholders during the year ended December 31, 2017:

Record Date	Payment Date	Net Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital
12/29/2016	2/1/2017	$0.12500	$—	—%	$—	—%	$0.12500	100.00%
3/30/2017	5/1/2017	0.12500	—	—	—	—	0.12500	100.00
6/29/2017	8/1/2017	0.12500	—	—	—	—	0.12500	100.00
9/28/2017	11/1/2017	0.12500	—	—	—	—	0.12500	100.00
Total		$0.50000	$—	—%	$—	—%	$0.50000	100.00%

The table below summarizes the income tax treatment of distributions paid to Class A stockholders during the year ended December 31, 2016:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2015	2/5/2016	$0.09431	$—	—%	$—	—%	$0.09431	100.00%
3/30/2016	5/2/2016	0.09424	—	—	—	—	0.09424	100.00
6/29/2016	8/1/2016	0.09381	—	—	—	—	0.09381	100.00
9/29/2016	11/1/2016	0.09842	—	—	—	—	0.09842	100.00
Total		$0.38078	$—	—%	$—	—%	$0.38078	100.00%
(1) Distributions per share are net of dealer manager fees of 1.05% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M stockholders during the year ended December 31, 2016:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2015	2/5/2016	$0.11181	$—	—%	$—	—%	$0.11181	100.00%
3/30/2016	5/2/2016	0.11181	—	—	—	—	0.11181	100.00
6/29/2016	8/1/2016	0.11206	—	—	—	—	0.11206	100.00
9/29/2016	11/1/2016	0.11692	—	—	—	—	0.11692	100.00
Total		$0.45260	$—	—%	$—	—%	$0.45260	100.00%
(1) Distributions per share are net of dealer manager fees of 0.30% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class A-I stockholders during the year ended December 31, 2016:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2015	2/5/2016	$0.11194	$—	—%	$—	—%	$0.11194	100.00%
3/30/2016	5/2/2016	0.11206	—	—	—	—	0.11206	100.00
6/29/2016	8/1/2016	0.11329	—	—	—	—	0.11329	100.00
9/29/2016	11/1/2016	0.11685	—	—	—	—	0.11685	100.00
Total		$0.45414	$—	—%	$—	—%	$0.45414	100.00%
(1) Distributions per share are net of dealer manager fees of 0.30% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M-I stockholders during the year ended December 31, 2016:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2015	2/5/2016	$0.11873	$—	—%	$—	—%	$0.11873	100.00%
3/30/2016	5/2/2016	0.11874	—	—	—	—	0.11874	100.00
6/29/2016	8/1/2016	0.11876	—	—	—	—	0.11876	100.00
9/29/2016	11/1/2016	0.12368	—	—	—	—	0.12368	100.00
Total		$0.47991	$—	—%	$—	—%	$0.47991	100.00%
(1) Distributions per share are net of dealer manager fees of 0.05% of NAV.

The table below summarizes the income tax treatment of distributions paid to Class D stockholders during the year ended December 31, 2016:

Record Date	Payment Date	Net Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital
12/30/2015	2/5/2016	$0.12000	$—	—%	$—	—%	$0.12000	100.00%
3/30/2016	5/2/2016	0.12000	—	—	—	—	0.12000	100.00
6/29/2016	8/1/2016	0.12000	—	—	—	—	0.12000	100.00
9/29/2016	11/1/2016	0.12500	—	—	—	—	0.12500	100.00
Total		$0.48500	$—	—%	$—	—%	$0.48500	100.00%
Future distributions may have different allocations than historical distributions. Stockholders are advised to consult with their tax advisors about the specific tax treatment of distributions we paid.

Performance Graph (Dollars in whole dollars)
The following graph is a comparison of the cumulative return of our shares of Class M common stock (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”) and the National Counsel of Real Estate Investment Fiduciaries Fund Index-Open-End Diversified Core Equity (“ODCE”). The graph assumes that $100 was invested on January 1, 2013 in each of shares of Class M common stock, the S&P 500 Index and the ODCE, assuming that all dividends were reinvested without the payment of any commissions. We currently have Class A, Class M, Class A-I, Class M-I and Class D common stock outstanding. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

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

	Year ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Total revenues	$164,952	$131,859	$93,230	$98,202	$76,516
Income (loss) from continuing operations	22,894	5,540	18,351	5,007	(34,804)
Income from discontinued operations	—	—	—	808	4,363
Income (loss) from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$0.17	$0.05	$0.20	$0.10	$(0.80)
Class M	0.16	0.05	0.20	0.09	(0.80)
Class A-I	0.17	0.05	0.20	0.10	—
Class M-I	0.16	0.05	0.18	0.10	—
Class D	0.16	0.05	0.17	0.10	—
Weighted average shares outstanding	134,507,458	106,916,148	61,237,711	45,658,735	36,681,847
Cash distributions declared per common share	$0.50	$0.49	$0.48	$0.46	$0.41

Other Data:
Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc. (1)	$69,144	$49,657	$26,226	$31,128	$28,268
Funds from operations per share–basic and diluted (1)	$0.51	$0.46	$0.43	$0.68	$0.77

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$2,197,107	$2,074,633	$1,319,778	$896,809	$772,183
Total mortgage notes and other debt payable (2)	879,022	695,613	485,178	348,373	355,050
Total equity	1,178,257	1,234,541	745,490	425,293	380,305

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
The selected financial data presented above has been impacted by acquisitions and dispositions made during the periods presented as well as by accounting guidance impacting the accounting for discontinued operations which we adopted on January 1, 2014. These acquisitions, dispositions and new accounting guidance impact the comparability of our results from operations, financial position and cash flows. We are uncertain how the results from operations, financial position and cash flows will be impacted should we make future acquisitions or dispositions.

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
The following table presents a reconciliation of net income (loss) to NAREIT FFO for the periods presented:

Reconciliation of net income (loss) to NAREIT FFO	Year ended December 31,
	2017	2016	2015	2014	2013
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	22,548	4,935	12,045	5,053	(24,947)
Real estate depreciation and amortization (1)	68,033	47,731	33,007	26,516	32,396
(Gain) loss on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(23,079)	(9,885)	(23,754)	(181)	(22,556)
Loss (gain) on transfer of property	1,642	—	—	(260)	—
Impairment of depreciable real estate (1)	—	6,876	4,928	—	43,375
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$69,144	$49,657	$26,226	$31,128	$28,268
Weighted average shares outstanding, basic and diluted	134,507,458	106,916,148	61,237,711	45,658,735	36,681,847
NAREIT FFO per share, basic and diluted	$0.51	$0.46	$0.43	$0.68	$0.77

(1)	Includes amounts attributable to discontinued operations and our ownership share of both consolidated properties and unconsolidated real estate affiliates.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Year ended December 31,
	2017	2016	2015	2014	2013
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$69,144	$49,657	$26,226	$31,128	$28,268
Straight-line rental income (1)	(3,665)	(6,227)	(1,588)	(2,245)	(3,178)
Amortization of above- and below-market leases (1)	(3,494)	(3,058)	(1,584)	(1,395)	(4,844)
Amortization of net discount on assumed debt (1)	(183)	(259)	(319)	(311)	(687)
(Gain) loss on derivative instruments and extinguishment or modification of debt (1)	(1,703)	(1,779)	1,183	(34)	(184)
Adjustment for investment accounted for under the fair value option (2)	2,211	3,077	305	—	—
Performance fees	1,269	—	2,280	251	—
Acquisition expenses (1)	—	3,918	2,868	545	566
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$63,579	$45,329	$29,371	$27,939	$19,941
Weighted average shares outstanding, basic and diluted	134,507,458	106,916,148	61,237,711	45,658,735	36,681,847
AFFO per share, basic and diluted	$0.47	$0.42	$0.48	$0.61	$0.54

(1)	Includes amounts attributable to discontinued operations and our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2017 were comprised of:

Apartments

•	Station Nine Apartments,

•	The Edge at Lafayette,

•	Townlake of Coppell (acquired in 2015),

•	AQ Rittenhouse (acquired in 2015),

•	Lane Park Apartments (acquired in 2016),

•	Dylan Point Loma (acquired in 2016),

•	The Penfield (acquired in 2016),

•	180 North Jefferson (acquired in 2016),

•	Jory Trail at the Grove (acquired in 2017) and

•	The Reserve at Johns Creek Walk (acquired in 2017).

Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center,

•	Charlotte Distribution Center,

•	DFW Distribution Center (acquired in 2015),

•	O'Hare Industrial Portfolio (acquired in 2015),

•	Tampa Distribution Center (acquired in 2016),

•	Aurora Distribution Center (acquired in 2016),

•	Valencia Industrial Portfolio (acquired in 2016),

•	Pinole Point Distribution Center (acquired in 2016) and

•	Mason Mill Distribution Center (acquired in 2017).

Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	140 Park Avenue (acquired in 2015) and

•	San Juan Medical Center (acquired in 2016).

Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons (acquired in 2015),

•	Whitestone Market (acquired in 2015),

•	Maui Mall (acquired in 2015),

•	Silverstone Marketplace (acquired in 2016),

•	Kierland Village Center (acquired in 2016),

•	Timberland Town Center (acquired in 2016) and

•	Montecito Marketplace (acquired 2017).
Other

•	South Beach Parking Garage.
Sold Properties

•	Cabana Beach San Marcos (sold in 2015, excluded from December 31, 2015 Consolidated Properties),

•	Cabana Beach Gainesville (sold in 2015, excluded from December 31, 2015 Consolidated Properties),

•	Campus Lodge Athens (sold in 2015, excluded from December 31, 2015 Consolidated Properties),

•	Campus Lodge Columbia (sold in 2015, excluded from December 31, 2015 Consolidated Properties),

•	36 Research Park Drive (sold in 2016, excluded from December 31, 2016 Consolidated Properties),

•	Campus Lodge Tampa (sold in 2016, excluded from December 31, 2016 Consolidated Properties),

•	14600 Sherman Way, (sold in 2017, excluded from December 31, 2017 Consolidated Properties),

•	14624 Sherman Way (sold in 2017, excluded from December 31, 2017 Consolidated Properties),

•	Railway Street Corporate Centre (sold in 2017, excluded from December 31, 2017 Consolidated Properties) and

•	Joliet Distribution Center (sold in 2017, excluded from December 31, 2017 Consolidated Properties).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of:

December 31, 2017	December 31, 2016	December 31, 2015
Pioneer Tower (1)	Pioneer Tower (1)	NYC Retail Portfolio (2)
NYC Retail Portfolio (2)	NYC Retail Portfolio (2)	Chicago Parking Garage
Chicago Parking Garage	Chicago Parking Garage

(1)	Investment was acquired on June 28, 2016.

(2)	Investment was acquired on December 8, 2015. The Company has elected the Fair Value Option to account for this investment.
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
Estimated Percent of Fair Value as of December 31, 2017

Future Lease Expirations
The future lease expiration table represents the lease expirations by both total square feet and annualized minimum base rents for current tenants of our Consolidated Properties (excluding our apartment properties).

Year	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2018 (2)	457,000	$5,192	6%
2019	713,000	7,533	9
2020	646,000	7,859	9
2021	519,000	8,411	10
2022	522,000	7,508	9
2023	1,126,000	7,029	8
2024	423,000	5,079	6
2025	394,000	4,410	5
2026	1,090,000	6,548	8
2027 and thereafter	1,831,000	25,749	30

(1)	Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues.

(2)
Does not include 2,714 short-term leases totaling approximately 2,267,000 square feet and approximately $49,826 in annualized minimum base rent associated with the ten apartment properties as of December 31, 2017.

Ten-Year Debt Repayment
The ten-year debt repayment table represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated Properties and our line of credit.

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2018	$21,813	2%	4.07%
2019	13,717	2	3.74
2020	196,075	22	3.11
2021	29,295	3	3.22
2022	107,314	12	3.16
2023	131,684	15	3.89
2024	39,403	4	4.11
2025	154,327	17	3.64
2026	136,927	15	3.65
2027 and thereafter	55,358	6	4.08
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
On January 12, 2018, we filed a Registration Statement on Form S-11 with the SEC to register our Second Extended Public Offering of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. As of March 8, 2018, the Second Extended Public Offering has not been declared effective.
Over the past five years we have acquired 65 properties (all of these consistent with our investment strategy), sold 29 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing increasing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of December 31, 2017, we have raised gross proceeds of approximately $1,515,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from borrowings to acquire approximately $1,959,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $397,000 and repurchase shares of our common stock of approximately $312,000.
We have executed on a number of our key strategic initiatives during 2017, including:
Property Acquisitions

•	acquired Jory Trail at the Grove for $74,750;

•	acquired The Reserve at Johns Creek Walk for $47,300;

•	acquired Montecito Marketplace for $63,550 and

•	acquired Mason Mill Distribution Center through a reverse 1031 exchange for $31,000.
Property Dispositions

•	disposed of 116,000 square foot property within the NYC Retail Portfolio, sales proceeds were maintained at the venture for operating needs;

•	disposed of Railway Street Corporate Centre, relinquishing our ownership to the lender;

•	disposed of 14600 Sherman Way and 14624 Sherman for approximately $22,350 and

•	disposed of Joliet Distribution Center for approximately $28,200.
Financings

•	repaid mortgage note payable on Norfleet Distribution Center of $12,000;

•	repaid mortgage note payable on District at Howell Mill of $9,348;

•	$44,250 mortgage note payable on Jory Trail at the Grove;

•	$23,620 mortgage note payable on The Reserve at Johns Creek Walk;

•	entered into a new credit facility for a $200,000 Revolving Line of Credit and $50,000 Term Loan; and

•	expanded our line of credit facility to $300,000.
Leasing and Occupancy

We ended 2017 with portfolio occupancy at 94%. During the year we signed new or renewal leases encompassing almost 614,000 square feet of industrial, office and retail property space. Additionally, we had 53% of our expiring apartment leases renew. Our portfolio-wide occupancy decreased slightly from 95% at the end of 2016 as a result of the expiration of the lease at Kendall Distribution Center.
During 2017, we raised approximately $94,000 of new capital and acquired over $216,000 of real estate investments. We acquired two apartment properties, one industrial property, and one grocery anchored retail property. These properties are in keeping with the investment strategy we began over five years ago and provide solid cash flow and good dividend coverage. We will continue to acquire these types of properties in 2018 and beyond.
The 2017 property sales, new acquisitions and leasing activity are in line with our long-term strategic objectives of generating attractive income, preserving stockholder capital and realizing moderate appreciation of our NAV over time. Our gross dividends paid in 2017 was $0.50 per share.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 39% as of December 31, 2017.
Net Asset Value
The NAV per share for our five classes of common stock was between $11.67 and $11.70 as of December 31, 2017. The increase of approximately $0.16 per share in NAV from September 30, 2017 is primarily related to an increase in the values of our properties and the accrual of property income. Additionally, we paid a distribution of $0.125 per share during the quarter ended December 31, 2017, less share class specific fees. For 2017, our Class A, Class M, Class A-I, and Class M-I common stock had total net returns of 7.56%, 8.20%, 8.18% and 8.45%, respectively, including cash distributions of $0.50 per share, less share class specific fees.
2018 Key Initiatives
During 2018, we intend to use capital raised from our public and private offerings to make new acquisitions that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well-located, well-leased industrial properties, grocery-anchored community oriented retail properties and apartment properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our revolving line of credit to allow us to efficiently manage our cash flows.
2017 Key Events and Accomplishments
On January 17, 2017, a 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. Sale proceeds were maintained at the venture for operating needs.
On February 1, 2017, we repaid the mortgage note payable collateralized by Norfleet Distribution Center in the amount of $12,000.
On March 16, 2017, we repaid a mortgage note payable collateralized by the District at Howell Mill in the amount of $9,348.
On May 26, 2017, we entered into a new Credit Facility providing for a $200,000 Revolving Line of Credit and $50,000 Term Loan. We used proceeds from the Term Loan to repay the mortgage note payable collateralized by 180 North Jefferson in the amount of $48,250 and the Credit Facility to repay the $25,000 outstanding balance we had as of May 25, 2017 on our previous line of credit. We swapped the LIBOR portion of the initial $50,000 of the Term Loan to a fixed rate of 1.80%.
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
On December 15, 2017, we sold Joliet Distribution Center for approximately $28,200 less closing costs. We recorded a gain on the sale of the property in the amount of $9,481.
On December 20, 2017, we acquired through a reverse 1031 exchange, Mason Mill Distribution Center, a newly-constructed 340,000 square-foot industrial property located in Buford, Georgia, for approximately $31,000. The acquisition was funded with cash on hand.

For the year ended December 31, 2017, we repurchased $110,255 of shares of our common stock through the share repurchase plan.
Subsequent Events
On February 5, 2018, we sold Station Nine Apartments for approximately $75,000 less closing costs .

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
Results of Operations for the Years ended December 31, 2017 and 2016:
Properties acquired or sold during any of the periods are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the entire years ended December 31, 2017 and 2016 are referred to as our comparable properties.

Revenues
The following chart sets forth revenues, by reportable segment, for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016	$ Change	% Change
Revenues:
Minimum rents
Apartments	$17,018	$16,632	$386	2.3%
Industrial	18,261	18,065	196	1.1
Office	23,048	23,317	(269)	(1.2)
Retail	23,287	23,806	(519)	(2.2)
Other	288	277	11	4.0
Comparable properties total	$81,902	$82,097	$(195)	(0.2)%
Recent acquisitions and sold properties	50,740	24,173	26,567	109.9
Total	$132,642	$106,270	$26,372	24.8%

Tenant recoveries and other rental income
Apartments	$1,164	$989	$175	17.7%
Industrial	5,486	5,282	204	3.9
Office	2,636	2,538	98	3.9
Retail	8,506	8,563	(57)	(0.7)
Other	2,199	2,244	(45)	(2.0)
Comparable properties total	$19,991	$19,616	$375	1.9%
Recent acquisitions and sold properties	12,319	5,973	6,346	106.2
Total	$32,310	$25,589	$6,721	26.3%
Total revenues	$164,952	$131,859	$33,093	25.1%
Minimum rents at comparable properties decreased by $195 for the year ended December 31, 2017 as compared to the same period in 2016. The decrease is primarily due to decreases of occupancy at The District at Howell Mill, 111 Sutter Street and Kendall Distribution Center during the year ended December 31, 2017 as compared to the same period in 2016. Partially offsetting these decreases were increased rents at O'Hare Distribution Center, Station Nine Apartments and AQ Rittenhouse during the year ended December 31, 2017 as compared to the same period in 2016.
Tenant recoveries and other rental income relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $375 for the year ended December 31, 2017 as compared to the same period in 2016. The increase is primarily related to an increase in recoveries at Norfleet Distribution Center, primarily related to higher real estate tax recoveries.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and net provisions for doubtful accounts, by reportable segment, for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$2,090	$1,920	$170	8.9%
Industrial	3,999	3,748	251	6.7
Office	2,549	2,472	77	3.1
Retail	4,669	4,394	275	6.3
Other	307	363	(56)	(15.4)
Comparable properties total	$13,614	$12,897	$717	5.6%
Recent acquisitions and sold properties	10,530	4,718	5,812	123.2
Total	$24,144	$17,615	$6,529	37.1%

Property operating expenses:
Apartments	$4,963	$4,822	$141	2.9%
Industrial	1,665	1,531	134	8.8
Office	5,117	4,939	178	3.6
Retail	4,837	4,637	200	4.3
Other	866	903	(37)	(4.1)
Comparable properties total	$17,448	$16,832	$616	3.7%
Recent acquisitions and sold properties	11,480	7,038	4,442	63.1
Total	$28,928	$23,870	$5,058	21.2%

Net provision for doubtful accounts
Apartments	$38	$24	$14	58.3%
Retail	131	165	(34)	(20.6)
Comparable properties total	$169	$189	$(20)	(10.6)%
Recent acquisitions	49	9	40	444.4
Total	$218	$198	$20	10.1%
Total operating expenses	$53,290	$41,683	$11,567	27.7%

Real estate taxes at comparable properties increased by $717 for the year ended December 31, 2017 as compared to the same period in 2016. The increase is primarily the result of several properties across the segments having higher tax assessments during the year ended December 31, 2017 as compared to the same period of 2016. Our properties are reassessed periodically by the taxing authorities which may result in increases or decreases in real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $616 for the year ended December 31, 2017 as compared to the same period in 2016. The increase is primarily related to higher utilities and repair and maintenance expenses at a number of properties across the portfolio.

Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased slightly between the years ended December 31, 2017 and 2016 as a result of fewer retail bankruptcies.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016	$ Change	% Change
Property general and administrative	$1,161	$1,059	$102	9.6%
Advisor fees	20,538	15,014	5,524	36.8
Company level expenses	2,385	2,220	165	7.4
Acquisition expenses	—	3,918	(3,918)	(100.0)
Provision for impairment of real estate	—	6,876	(6,876)	(100.0)
Depreciation and amortization	61,705	44,950	16,755	37.3
Interest expense	28,094	22,612	5,482	24.2
Income from unconsolidated affiliates and fund investments	(9,633)	(10,309)	676	(6.6)
Other income	(500)	—	(500)	100.0
Gain on disposition of property and extinguishment of debt	(14,982)	(1,704)	(13,278)	779.2
Total expenses	$88,768	$84,636	$4,132	4.9%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $102 primarily due to properties acquired during 2016 and 2017.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $5,524 for the year ended December 31, 2017 as compared to the same period of 2016 is related to the increase in our NAV attributable to capital raised over the two past years as well as the performance fee of $1,269 accrued during the year ended December 31, 2017. We accrued no performance fee during the year ended December 31, 2016.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $165 for the year ended December 31, 2017 as compared to the same period in 2016 primarily due to an increase in stockholder servicing costs and other professional service fees.
Acquisition expenses relate to expenses incurred during the acquisition of a property. On January 1, 2017, we adopted Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. We expect that most future acquisitions will qualify as asset acquisitions. As such, acquisition-related expenses incurred in 2017 and in the future will be capitalized. During the year ended December 31, 2016, we incurred $3,918 of acquisition expenses related to acquisitions we were pursuing.
The provision for impairment of real estate relates to real estate investments whose estimated future undiscounted cash flows have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. During the year ended December 31, 2016, provision for impairment of real estate is due to impairment charges at Railway Street Corporate Centre as we shortened the expected holding period for the investment because we considered it a non-strategic investment. The impairment charges had no impact on our NAV as we had previously written the property down to its fair value for purposes of our NAV calculation.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $16,755 in depreciation and amortization expense for the year ended December 31, 2017 as compared to the same period in 2016 is primarily related to our acquisitions that occurred in 2016 and 2017.

Interest expense increased by $5,482 for the year ended December 31, 2017 as compared to the same period in 2016 as a result of new debt on our 2016 and 2017 acquisitions and our Credit Facility usage.

Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage and Pioneer Tower as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. The increase during the year ended December 31, 2017 is primarily related to us recording a $6,456 increase in the fair value of and receiving $2,020 in operating distributions from our investment in the NYC Retail Portfolio as compared to a $8,578 increase in the fair value and receipt of $1,125 in operating distributions during the same period of 2016.
Other income of $500 is related to the receipt of a termination payment upon the expiration of a contract to sell The

Edge at Lafayette during the year ended December 31, 2017.
Gain on disposition of property and extinguishment of debt is related to the dispositions of Railway Street Corporate Centre, 14600 Sherman Way, 14624 Sherman Way and Joliet Distribution Center during the year ended December 31, 2017. During the year ended December 31, 2016, the gain on disposition of property and extinguishment of debt was related to the disposition of 36 Research Park Drive and Campus Lodge Tampa.
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
Minimum rents at comparable properties increased by $390 for the year ended December 31, 2017 as compared to the same period in 2016. The increase is primarily due to increased rental rates at 111 Sutter Street and increased occupancy at Monument IV at Worldgate as a result of Amazon executing a new lease in late 2015. Partially offsetting these increases was a decrease at Rancho Temecula Town Center primarily related to the acceleration of a below-market in-place lease liability during the year ended December 31, 2015 as a result of a tenant bankruptcy. There was also a decrease at Railway Street Corporate Centre related to lower occupancy during 2016.
Tenant recoveries and other rental income relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties decreased by $199 for the year ended December 31, 2016 as compared to the same period in 2015. The decrease is primarily related to a decrease in parking revenue at South Beach Parking Garage due to a lower volume of daily pay parkers and a decrease at 111 Sutter Street related to lower operating expenses. Partially offsetting theses decreases was an increase in recoveries in the retail segment at Rancho Temecula Town Center and The District at Howell Mill related to higher real estate taxes and operating expenses.
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
Real estate taxes at comparable properties decreased by $138 for the year ended December 31, 2016 as compared to the same period in 2015. The decrease is primarily related to a decrease at Station Nine Apartments, the Sherman Way properties and South Beach Parking Garage related to lower tax reassessments and tax refunds received during the year ended December 31, 2016. Our properties are reassessed periodically by the taxing authorities which may result in increases or decreases in real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties decreased $43 for the year ended December 31, 2016 as compared to the same period in 2015. The decrease is primarily related to lower repairs and maintenance and utilities expenses at 111 Sutter Street. The decrease was partially offset by an increase at Station Nine Apartments due to higher repairs and maintenance expense for the year ended December 31, 2016 as compared to the same period in 2015.

Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased by $196 for the year ended December 31, 2016 as compared to the same period of 2015, primarily related to lower bad debts at The District at Howell Mill as a result of a tenant bankruptcy in 2015.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015	$ Change	% Change
Property general and administrative	$1,059	$705	$354	50.2%
Advisor fees	15,014	10,654	4,360	40.9
Company level expenses	2,220	2,035	185	9.1
Acquisition related expenses	3,918	2,336	1,582	67.7
Provision for impairment of real estate	6,876	4,928	1,948	39.5
Depreciation and amortization	44,950	33,674	11,276	33.5
Interest expense	22,612	17,940	4,672	26.0
Income from unconsolidated affiliates and fund investments	(10,309)	(243)	(10,066)	4,142.4
Gain on disposition of property and extinguishment of debt	(1,704)	(29,009)	27,305	(94.1)
Total expenses	$84,636	$43,020	$41,616	96.7%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $354 primarily due to properties acquired during 2016 and 2015.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $4,360 for the year ended December 31, 2016 as compared to the same period of 2015 is related to the increase in our NAV attributable to capital raised during 2016.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $185 for the year ended December 31, 2016 as compared to the same period in 2015 primarily due to an increase in stockholder servicing costs and other professional service fees.
Acquisition related expenses relate to expenses incurred during the acquisition of a property. Acquisition related expenses increased $1,582 for the year ended December 31, 2016 as compared to the same period in 2015 as a result of increased acquisition activity. Commencing on January 1, 2017, we adopted new accounting guidance which required us to capitalize most acquisition related expenses for successful acquisitions of real estate properties.
The provision for impairment of real estate relates to real estate investments whose estimated future undiscounted cash flows have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. We recorded provisions for impairment of real estate for the year ended December 31, 2016 at Railway Street Corporate Centre and for the year ended December 31, 2015 on 36 Research Park Drive. We lowered the expected holding period for both investments as we considered them non-strategic investments during their respective years. The impairment charges had no impact on our NAV as we had previously written the properties down to their fair value.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $11,276 in depreciation and amortization expense for the year ended December 31, 2016 as compared to the same period in 2015 is primarily related to our 2016 and 2015 acquisitions.

Interest expense increased by $4,672 for the year ended December 31, 2016 as compared to the same period in 2015 as a result of new debt on our 2016 and 2015 acquisitions and new debt on Monument IV at Worldgate as well as increased use of our line of credit to acquire properties during 2016.

Income from unconsolidated affiliates and fund investments relates to income from Chicago Parking Garage and Pioneer Tower, as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the year ended December 31, 2016, we recorded a $8,578 increase in the fair value and received $1,125 in operating distributions from our investment in the NYC Retail Portfolio.
Gain on disposition of property and extinguishment of debt is related to the dispositions of 36 Research Park Drive and Campus Lodge Tampa during the year ended December 31, 2016. During the year ended December 31, 2015, the gain on disposition of property and extinguishment of debt was related to the disposition of four student-oriented apartment properties as well as the payoff of a mortgage note payable.
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
Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our Share Repurchase Plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	$ Change
Net cash provided by operating activities	$64,897	$39,508	$25,389
Net cash used in investing activities	(114,674)	(708,736)	594,062
Net cash provided by financing activities	43,703	680,157	(636,454)
Cash provided by operating activities increased by $25,389 for the year ending December 31, 2017, as compared to the same period in 2016. Cash from operating activities increased $17,882 primarily related to acquisitions of properties that occurred in 2016 and 2017. Also impacting our cash provided by operating activities are increases in distributions from unconsolidated real estate affiliates of $8,128 and changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, advisor fee payable, and accounts payable and other accrued expenses. These changes in our working capital caused an increase to cash provided by operating activities of $621 between the year ended December 31, 2017 and the same period in 2016, primarily related to a decrease in prepaid expenses and other assets and an increase in manager and advisor fees payable.

Cash used in investing activities decreased by $594,062 for the year ending December 31, 2017, as compared to the same period in 2016. The decrease was primarily related to a decrease in cash used to purchase new properties of $464,509 and a decrease in cash used for investments in unconsolidated real estate affiliates of $120,940. During the year ended December 31, 2016, we received cash in the amount of $45,462 from the sale of 36 Research Park Drive and Campus Lodge Tampa as compared to $48,320 during the year ended December 31, 2017 related to the sales of 14600 Sherman Way, 14624 Sherman Way, and Joliet Distribution Center.
Cash provided by financing activities decreased by $636,454 for the year ending December 31, 2017 as compared to the same period in 2016. The decrease primarily related to a $619,076 decrease in net proceeds received from the sale of common stock during 2017 as compared to the same period in 2016. Additionally, there was $134,578 in net proceeds from mortgage note payables and draws on our line of credit received during the year ended December 31, 2017 as compared to net proceeds of $147,274 during the same period in 2016.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2017 and 2016 for such debt.
Consolidated Debt

	December 31, 2017		December 31, 2016
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$748,232	3.66%	$613,233	3.85%
Variable	137,680	3.06	87,930	2.59
Total	$885,912	3.57%	$701,163	4.12%
Covenants
At December 31, 2017, we were in compliance with all debt covenants.
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
On January 12, 2018, we filed a registration statement on Form S-11 with the SEC to register our Second Extended Public Offering of $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. As of March 8, 2018, the Second Extended Public Offering has not been declared effective. Proceeds from our Second Extended Public Offering will be used for the same corporate purposes as the proceeds of the First Extended Public Offering.

Contractual Cash Obligations and Commitments
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2017. The table does not include commitments with respect to the purchase of services from our Advisor, as future payments due on such commitments cannot be determined.

Obligations	Total	Payments due by period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$1,083,271	$53,542	$267,534	$181,466	$580,729
Loan escrows	7	7	—	—	—
Tenant obligations	3,978	3,978	—	—	—
Offering costs	75,301	9,669	29,008	19,338	17,286
Other	1,049	1,049	—	—	—
Total	$1,163,606	$68,245	$296,542	$200,804	$598,015

(1)
Includes interest expense calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2017, which was 3.66%. Since the interest rates on certain loans are based on a spread over LIBOR, the rates will periodically change; therefore, interest expense for all variable-rate debt was calculated using the effective interest rates of the underlying borrowings at December 31, 2017, which was 3.06%.

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
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put their interest to us at a market determined value for a period of 90 days beginning in 2019.
Off Balance Sheet Arrangements
At December 31, 2017, we had approximately $109 in an outstanding letter of credit which is not reflected on our balance sheet. We have no other off balance sheet arrangements.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers, which will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine and allocate the transaction price, and recognize revenue when the performance obligation is satisfied.  The new standard replaced most existing revenue recognition in GAAP when it became effective for us on January 1, 2018.  Our revenues are principally related to and earned under leases (subject to accounting under GAAP related to leases) but also include revenues generated from point of sales transactions such as daily parking. We adopted the standard using the cumulative effect transition method on January 1, 2018. We have completed our analysis and evaluation of the recognition of each of our sources of revenue. The adoption did not result in a cumulative-effect adjustment as of January 1, 2018.

In January 2016, the FASB issued Accounting Standard Update 2016-01 Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The standard will become effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this standard will not have a material impact on our consolidated financial statements and notes to our consolidated financial statements.
In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to impact our consolidated financial statements as we have a ground lease arrangement for which we are the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We currently believe the adoption of the standard will not have a material impact for leases where we are the lessor. We are the lessee on one ground lease which will require us to record a right-of-use asset and a lease liability.  We have preliminarily concluded that the adoption of the standard will not have a material impact on the consolidated financial statements for leases where we are the lessee.
In August 2016, the FASB issued Accounting Standard Update 2016-15 Statement of Cash Flows (Topic 230). The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the standard requires the classification of eight specific issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. We will adopt this standard on January 1, 2018 which will not materially effect our consolidated financial statements and related disclosures.
In November 2016, the FASB issued Accounting Standard Update 2016-18 Statement of Cash Flows (Topic 230) – Restricted Cash. The new guidance requires that restricted cash be included as a component of total cash and cash equivalents as presented on the statement of cash flows. The standard is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Upon adoption we will change our presentation of cash flows and disclosures for all periods presented in future filings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2017, we had consolidated debt of $885,912, which included $137,680 of variable-rate debt. Including the $6,890 net discount on the assumption of debt and debt issuance costs, we have consolidated debt of $879,022 at December 31, 2017. We also entered into interest rate cap and swap agreements on $189,080 of the variable rate debt which cap the LIBOR rate at between 1.3% and 3.3% over the next year. A 0.25% movement in the interest rate on the $137,680 of variable-rate debt would result in an approximately $344 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2017, the fair value of our mortgage notes and other debt payable was estimated to be approximately $4,051 lower than the carrying value of $879,022. If treasury rates were 0.25% higher at December 31, 2017, the fair value of our mortgage notes and other debt payable would have been approximately $7,348 lower than the carrying value.
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
As a result of our Canadian investment, we were subject to market risk associated with changes in foreign currency exchange rates. These risks included the translation of local currency balances of our Canadian investment and transactions denominated in Canadian dollars. Our objective was to control our exposure to these risks through our normal operating activities. For the year ended December 31, 2017, we recognized a foreign currency translation loss of $20 and for the year ended December 31, 2016, we recognized a foreign currency translation gain of $452. Upon the relinquishment of our ownership of Railway Street Corporate Centre we recognized $1,895 of Accumulated Other Comprehensive Loss as part of the loss on disposition of property and extinguishment of debt on our Consolidated Statement of Operations and Comprehensive Income.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2017, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013).
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2018 Proxy Statement") relating to our 2018 annual meeting of stockholders (our “2018 Annual Meeting”) that we intend to file with the SEC no later than April 2, 2018.

On March 6, 2018, our board of directors determined to hold the 2018 Annual Meeting on May 8, 2018.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2018 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2018 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2018 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2018 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.

(2)	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017” at page F-35 below.

(3)	Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2
First Articles of Amendment to the Second Articles of Amendment and Restatement of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

3.3
First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.6
Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015).

3.8	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.7	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Company’s prospectus, dated January 16, 2015).

4.2	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Company's Current Report on Form 8-K filed with the SEC on June 9, 2014).

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

10.3
Fourth Amended and Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11 filed with the SEC on January 12, 2018).

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

10.6
Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of March 3, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2015).

10.7
Purchase and Sale Agreement for Dylan Point Loma, dated November 9, 2015, between LIPT San Diego, Inc and Monarch at Point Loma Owner, LLC (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2016).

10.8
Purchase and Sale Agreement for Maui Mall, dated December 22, 2015, between LIPT East Kaahumanu Avenue, LLC and W-ADP Maui VII, LLC (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2016).
.

Exhibit Number	Description
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-11 filed with the SEC on January 12, 2018).

24.1	Power of Attorney (included in signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Madison NYC Core Retail Partners, L.P Financial Statements as of and for the year ended December 31, 2017.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 8, 2018		C. Allan Swaringen President, Chief Executive Officer

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

Signature	Title	Date

/S/ LYNN C. THURBER	Chairman of the Board of Directors, Director	March 8, 2018

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer (Principal Executive Officer)	March 8, 2018

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2018

/S/ VIRGINIA G. BREEN	Director	March 8, 2018

/S/ JONATHAN B. BULKELEY	Director	March 8, 2018

/S/ R. MARTEL DAY	Director	March 8, 2018

/S/ JACQUES N. GORDON	Director	March 8, 2018

/S/ JASON B. KERN	Director	March 8, 2018

/S/ WILLIAM E. SULLIVAN	Director	March 8, 2018

Item 16.	Form 10-K Summary.
The Company has elected not to provide summary information.

Jones Lang LaSalle Income Property Trust, Inc.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Jones Lang LaSalle Income Property Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Income Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Chicago, Illinois
March 8, 2018

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2017	2016
ASSETS
Investments in real estate:
Land (including from VIEs of $28,847 and $25,441, respectively)	$388,849	$376,457
Buildings and equipment (including from VIEs of $178,452 and $153,445, respectively)	1,465,448	1,367,860
Less accumulated depreciation (including from VIEs of $(23,379) and $(19,479), respectively)	(112,132)	(88,870)
Net property and equipment	1,742,165	1,655,447
Investments in unconsolidated real estate affiliates	132,639	139,098
Real estate fund investment	93,670	89,151
Investments in real estate and other assets held for sale	45,116	—
Net investments in real estate	2,013,590	1,883,696
Cash and cash equivalents (including from VIEs of $5,835 and $9,786, respectively)	39,700	45,782
Restricted cash (including from VIEs of $465 and $796, respectively)	2,536	1,967
Tenant accounts receivable, net (including from VIEs of $1,416 and $1,509, respectively)	4,955	3,902
Deferred expenses, net (including from VIEs of $316 and $207, respectively)	9,723	9,498
Acquired intangible assets, net (including from VIEs of $11,249 and $8,022, respectively)	103,226	110,787
Deferred rent receivable, net (including from VIEs of $1,065 and $901, respectively)	16,874	14,891
Prepaid expenses and other assets (including from VIEs of $125 and $250, respectively)	6,503	4,110
TOTAL ASSETS	$2,197,107	$2,074,633
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $99,988 and $109,691, respectively)	$879,022	$695,613
Liabilities held for sale	407	—
Accounts payable and other accrued expenses (including from VIEs of $1,839 and $1,376, respectively)	18,473	13,058
Accrued offering costs	76,583	86,517
Distributions payable	14,232	14,555
Accrued interest (including from VIEs of $361 and $400, respectively)	2,360	1,979
Accrued real estate taxes (including from VIEs of $1,666 and $1,628 respectively)	5,195	5,022
Advisor fees payable	2,929	1,600
Acquired intangible liabilities, net	19,649	21,748
TOTAL LIABILITIES	1,018,850	840,092
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized 69,482,276 and 69,837,581 shares issued and outstanding at December 31, 2017 and 2016, respectively	695	698
Class M common stock: $0.01 par value; 200,000,000 shares authorized 37,913,989 and 36,522,305 shares issued and outstanding at December 31, 2017 and 2016, respectively	379	365
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized 10,957,660 and 12,812,637 shares issued and outstanding at December 31, 2017 and 2016, respectively	110	128
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized 7,421,466 and 7,591,239 shares issued and outstanding at December 31, 2017 and 2016, respectively	74	76
Class D common stock: $0.01 par value; 200,000,000 shares authorized 7,531,714 and 7,963,493 shares issued and outstanding at December 31, 2017 and 2016, respectively	75	80
Additional paid-in capital (net of offering costs of $133,753 and $126,995 as of December 31, 2017 and December 31, 2016, respectively)	1,522,123	1,544,955
Accumulated other comprehensive loss	—	(1,875)
Distributions to stockholders	(256,811)	(199,317)
Accumulated deficit	(96,217)	(118,765)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,170,428	1,226,345
Noncontrolling interests	7,829	8,196
Total equity	1,178,257	1,234,541
TOTAL LIABILITIES AND EQUITY	$2,197,107	$2,074,633
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except per share amounts

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues:
Minimum rents	$132,642	$106,270	$76,304
Tenant recoveries and other rental income	32,310	25,589	16,926
Total revenues	164,952	131,859	93,230
Operating expenses:
Real estate taxes	24,144	17,615	11,785
Property operating	28,928	23,870	19,576
Provision for doubtful accounts	218	198	498
Property general and administrative	1,161	1,059	705
Advisor fees	20,538	15,014	10,654
Company level expenses	2,385	2,220	2,035
Acquisition expenses	—	3,918	2,336
Provision for impairment of real estate	—	6,876	4,928
Depreciation and amortization	61,705	44,950	33,674
Total operating expenses	139,079	115,720	86,191
Operating income	25,873	16,139	7,039
Other (expenses) and income:
Interest expense	(28,094)	(22,612)	(17,940)
Income from unconsolidated real estate affiliates and fund investment	9,633	10,309	243
Other income	500	—	—
Gain on disposition of property and extinguishment of debt	14,982	1,704	29,009
Total other (expenses) and income	(2,979)	(10,599)	11,312
Net income	22,894	5,540	18,351
Net income attributable to the noncontrolling interests	(346)	(605)	(6,306)
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$22,548	$4,935	$12,045
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$0.17	$0.05	$0.20
Class M	0.16	0.05	0.20
Class A-I	0.17	0.05	0.20
Class M-I	0.16	0.05	0.18
Class D	0.16	0.05	0.17
Weighted average common stock outstanding-basic and diluted	134,507,458	106,916,148	61,237,711
Other comprehensive income (loss):
Foreign currency translation adjustment	(20)	452	(1,448)
Reclassification for amounts recognized in net income	1,895	—	—
Total other comprehensive income (loss)	1,875	452	(1,448)
Net comprehensive income	$24,423	$5,387	$10,597
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2014	48,349,934	$483	$672,153	$(879)	$(123,340)	$(135,745)	$12,621	$425,293
Issuance of common stock	36,859,994	368	407,016	—	—	—	—	407,384
Repurchase of shares	(2,950,495)	(28)	(32,054)	—	—	—	—	(32,082)
Offering costs	—	—	(35,361)	—	—	—	—	(35,361)
Stock based compensation	4,000	—	43	—	—	—	—	43
Net income	—	—	—	—	—	12,045	6,306	18,351
Other comprehensive loss	—	—	—	(1,448)	—	—	—	(1,448)
Cash contributed from noncontrolling interests	—	—	—	—	—	—	2,494	2,494
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(11,247)	(11,247)
Distributions declared ($0.48) per share	—	—	—	—	(27,937)	—	—	(27,937)
Balance, December 31, 2015	82,263,433	$823	$1,011,797	$(2,327)	$(151,277)	$(123,700)	$10,174	$745,490
Issuance of common stock	57,672,203	577	652,507	—	—	—	—	653,084
Repurchase of shares	(5,216,381)	(53)	(58,788)	—	—	—	—	(58,841)
Offering costs	—	—	(60,651)	—	—	—	—	(60,651)
Stock based compensation	8,000	—	90	—	—	—	—	90
Net income	—	—	—	—	—	4,935	605	5,540
Other comprehensive income	—	—	—	452	—	—	—	452
Cash contributed from noncontrolling interests	—	—	—	—	—	—	67	67
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(2,650)	(2,650)
Distributions declared ($0.49) per share	—	—	—	—	(48,040)	—	—	(48,040)
Balance, December 31, 2016	134,727,255	$1,347	$1,544,955	$(1,875)	$(199,317)	$(118,765)	$8,196	$1,234,541
Issuance of common stock	8,180,559	82	94,027	—	—	—	—	94,109
Repurchase of shares	(9,608,709)	(96)	(110,192)	—	—	—	—	(110,288)
Offering costs	—	—	(6,758)	—	—	—	—	(6,758)
Stock based compensation	8,000	—	91	—	—	—	—	91
Net income	—	—	—	—	—	22,548	346	22,894
Other comprehensive income	—	—	—	1,875	—	—	—	1,875
Cash contributed from noncontrolling interests	—	—	—	—	—	—	1,171	1,171
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(1,884)	(1,884)
Distributions declared ($0.50) per share	—	—	—	—	(57,494)	—	—	(57,494)
Balance, December 31, 2017	133,307,105	$1,333	$1,522,123	$—	$(256,811)	$(96,217)	$7,829	$1,178,257

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,894	$5,540	$18,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,596	43,066	32,272
Gain on disposition of property and extinguishment of debt	(14,982)	(1,704)	(29,009)
Provision for doubtful accounts	218	198	498
Straight line rent	(3,104)	(5,560)	(1,511)
Provision for impairment of real estate	—	6,876	4,928
Equity in income of unconsolidated affiliates and fund investment	(9,633)	(10,309)	(775)
Distributions received from unconsolidated affiliates and fund investment	9,640	1,512	—
Net changes in assets, liabilities and other	(732)	(111)	2,167
Net cash provided by operating activities	64,897	39,508	26,921
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(150,561)	(615,070)	(448,560)
Proceeds from sales of real estate investments and fixed assets	48,320	45,462	121,694
Capital improvements and lease commissions	(15,059)	(24,628)	(9,986)
Investment in unconsolidated real estate affiliates and fund investment	(4)	(120,944)	(85,159)
Deposits for investments under contract	—	(200)	(3,600)
Deposits refunded for investments under contract	50	3,600	—
Distributions received from unconsolidated affiliates and fund investment	1,937	4,495	—
Loan escrows	643	(1,451)	1,902
Net cash used in investing activities	(114,674)	(708,736)	(423,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	55,788	623,568	394,544
Offering costs	(16,693)	(16,811)	(11,155)
Repurchase of shares	(110,255)	(58,841)	(32,082)
Distributions to stockholders	(19,002)	(12,450)	(10,811)
Distributions paid to noncontrolling interests	(1,884)	(2,650)	(11,247)
Contributions received from noncontrolling interests	1,171	67	2,494
Deposits for loan commitments	—	—	(851)
Draws on credit facility	255,000	185,000	37,000
Payment on credit facility	(45,000)	(205,000)	(7,000)
Proceeds from mortgage notes and other debt payable	—	241,400	123,040
Debt issuance costs	(2,699)	(3,709)	(1,618)
Payment on early extinguishment of debt	—	—	(711)
Principal payments on mortgage notes and other debt payable	(72,723)	(70,417)	(81,957)
Net cash provided by financing activities	43,703	680,157	399,646
Net (decrease) increase in cash and cash equivalents	(6,074)	10,929	2,858
Effect of exchange rates	(8)	114	(330)
Cash and cash equivalents at the beginning of the year	45,782	34,739	32,211
Cash and cash equivalents at the end of the year	$39,700	$45,782	$34,739
Supplemental disclosure of cash flow information:
Interest paid	$28,097	$23,408	$17,410
Non-cash activities:
Write-offs of receivables	$93	$339	$244
Write-offs of retired assets and liabilities	12,977	2,097	15,491
Change in liability for capital expenditures	(5,242)	2,418	34
Net liabilities transferred at sale of real estate investments	1,100	902	973
Net liabilities assumed at acquisition	(437)	1,048	2,117
Change in issuance of common stock receivable and redemption of common stock payable	(367)	(62)	(747)
Change in accrued offering costs	(9,935)	43,840	26,906
Assumption of mortgage notes payable	(67,870)	(61,939)	—
Transfers of property in extinguishment of debt settlement	20,689	—	—
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2017, we owned interests in a total of 69 properties, located in 19 states.
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
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of December 31, 2017, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I common stock in our First Extended Public Offering of $1,082,305.
On January 12, 2018, we filed a Registration Statement on Form S-11 with the SEC to register a public offering of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “Second Extended Public Offering”). As of March 8, 2018, the Second Extended Public Offering has not been declared effective.
Prior to the commencement of the Second Extended Public Offering, we plan to convert to an “UPREIT” structure by contributing substantially all of our assets to JLLIPT Holdings LP, a Delaware limited partnership (our “operating partnership”), of which we are the initial limited partner and JLLIPT Holdings GP, LLC (our wholly owned subsidiary) is the sole general partner. We refer to this re-structuring as the “contribution.” An “Umbrella Partnership Real Estate Investment Trust,” which we refer to as an “UPREIT,” is a REIT that holds all or substantially all of its assets through a partnership in which a REIT holds an interest. We plan to convert to this structure to facilitate tax-free contributions of properties to our operating partnership in exchange for limited partnership interests in our operating partnership. A transfer of property directly to a REIT in exchange for shares of common stock of a REIT is generally a taxable transaction to the transferring property owner. In an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction.
On June 19, 2014, we began a private offering of up to $400,000 in any combination of our Class A-I, Class M-I and Class D shares of common stock (the "Initial Private Offering"). Upon the SEC declaring the registration statement for our First Extended Public Offering effective, we terminated the Initial Private Offering. As of January 15, 2015, we had raised aggregate gross proceeds from the sale of shares of our Class A-I, Class M-I and Class D common stock in our Initial Private Offering of approximately $43,510. On March 3, 2015, we commenced a new private offering (the "Follow-on Private Offering") of up to
$350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2017, we have raised aggregate gross proceeds from the sale of shares of our Class D shares in our Follow-on Private Offering of $68,591.
As of December 31, 2017, 69,482,276 shares of Class A common stock, 37,913,989 shares of Class M common stock, 10,957,660 shares of Class A-I common stock, 7,421,466 shares of Class M-I common stock, and 7,531,714 shares of Class D common stock were outstanding and held by a total of 12,624 stockholders.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between us and LaSalle (the "Advisory Agreement"). On May 9, 2017, we renewed our Advisory Agreement with our Advisor for a one-year term expiring on June 5, 2018. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. Affiliates of our sponsor invested an aggregate of $50,200 (with a current value of $60,632) through purchases of shares of our common stock.
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
On December 20, 2017, we entered into a purchase agreement structured as a reverse 1031 exchange in order to acquire Mason Mill Distribution Center in Buford, Georgia. We loaned the qualified intermediary $30,980 to acquire the property as replacement property pursuant to the applicable Internal Revenue Service guidance. The intermediary acquiring Mason Mill Distribution Center was deemed to be a variable interest entity for which we are deemed to be the primary beneficiary as we have the ability to direct the activities of the entity that most significantly impact its economic performance and we have all of the risks and rewards of ownership. Accordingly, we have consolidated Mason Mill Distribution Center. Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. In addition to Mason Mill Distribution Center, as of December 31, 2017, our VIEs include The District at Howell Mill, The Edge at Lafayette, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2017, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. When we have committed to a plan to sell a property that is available for immediate sale, have the necessary approvals and marketing in place, and believe that the sale of the property is probable the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. We recorded no impairment charges for the year ended December 31, 2017. We recorded $6,876 and $4,928 of impairment charges for the years ended December 31, 2016 and 2015, respectively.
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
We evaluate the carrying values of our investments in unconsolidated real estate affiliates accounted for under the equity method, excluding our investment under the fair value option, in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. We concluded that we did not have any “other than temporary” impairment in our investments in unconsolidated real estate affiliates in 2017, 2016 or 2015 which we account for under the equity method.
Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $3,023, $5,598 and $1,474 for the years ended December 31, 2017, 2016 and 2015, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2017, 2016 and 2015, are $2,451, $2,524 and $1,584, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At December 31, 2017 and 2016, our allowance for doubtful accounts was $296 and $170, respectively.
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
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2017 and 2016 was $3,816 and $2,180, respectively.
Foreign Exchange
We utilize the U.S. dollar as our functional currency, except for our Canadian operations, which used the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at average rates for the period. Income statement amounts of significant transactions are translated at the rate in effect as of the date of the transactions. Foreign currency translation adjustments are recorded in accumulated other comprehensive loss. The property was disposed of on July 26, 2017.
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
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2017 and 2016, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the weighted average lease term of the respective leases, which generally range from one to ten years.
Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $47,130 and $36,345 at December 31, 2017 and 2016, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $8,300 and $5,142 at December 31, 2017 and 2016, respectively, on the accompanying

Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2017 is as follows:

	Acquired in-place leases	Acquired above-market leases	Below-market ground leases	Acquired below-market leases
2018	$17,765	$827	$15	$(3,062)
2019	14,609	690	15	(2,792)
2020	12,726	595	15	(2,382)
2021	12,159	515	15	(2,165)
2022	9,672	428	15	(1,921)
Thereafter	31,753	1,119	293	(7,327)
	$98,684	$4,174	$368	$(19,649)

Income Taxes
We first elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986 (the “Code”) for our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, and to meet certain quarterly asset and annual income tests. It is our current intention to adhere to these requirements. As a REIT, we will generally not be subject to corporate-level federal income tax to the extent we distribute 100% of our taxable income to our stockholders. Accordingly, the Consolidated Statements of Operations and Comprehensive Income do not reflect a provision for federal income taxes. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, and to certain federal income and excise taxes.
On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law which resulted in significant U.S. federal income tax reform. We did not identify any items for which the accounting for the income tax effects of the Tax Cut and Jobs Act have not been completed. The Alternative Minimum Tax has been repealed for tax years beginning after December 31, 2017 as a result of the Tax Cut and Jobs Act.
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
We evaluate uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon our current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where we are required to file income tax returns requiring recognition in the financial statements at December 31, 2017, 2016, and 2015. We are not subject to federal income tax examinations for tax years prior to 2014.
Business Segments
Consistent with how we review and manage our properties, we align our internal operations along the five primary property types we are targeting for investments resulting in five operating segments: apartment properties, industrial properties, office properties, retail properties and other properties.
We held one investment outside the United States up until we relinquished our ownership on July 26, 2017. For the years ended December 31, 2017, 2016 and 2015, total revenues of this foreign investment were $1,488, $2,793 and $3,301, respectively. For the years ended December 31, 2017, 2016 and 2015, total revenues of U.S. domiciled investments were $164,952, $129,066 and $89,929, respectively. At December 31, 2017 and 2016, total assets of our foreign investment were $0 and $20,765, respectively. At December 31, 2017 and 2016, total assets of U.S. domiciled investments were $2,198,184 and $2,053,868, respectively.

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
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the net asset values of the limited partnership as determined from the financial statements of the real estate fund. During the year ended December 31, 2017 and 2016 we recorded unrealized changes in fair value classified within the Level 3 category of $6,456 and $8,578, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using level two inputs was approximately $4,051 and $5,729 lower than the aggregate carrying amounts at December 31, 2017 and 2016, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes and other debt payable.
Derivative Financial Instruments
We record all derivatives on the Consolidated Balance Sheets at fair value in prepaid expenses and other assets or accounts payable and other accrued expenses. Changes in the fair value of our derivatives are recorded on our Consolidated Statements of Operations and Comprehensive Income, as a component of interest expense, as we have not designated our derivative instruments as hedges. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate caps and swaps.
 As of December 31, 2017, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	1	$17,680
Interest Rate Swaps	6	171,400
The fair value of our interest rate caps and swaps represent assets of $3,366 and $1,606 at December 31, 2017 and 2016, respectively.
Correction of Immaterial Error
We identified an immaterial presentation and disclosure error related to net income per share.  Previously, we had not appropriately applied the two-class method for calculating and reporting net income per share.  The net income per share amounts disclosed on our consolidated statements of operations and comprehensive income for the years ended December 31, 2017, 2016 and 2015 have been presented applying the two-class method for each class of common stock.  Note 6 discloses the application of the two-class method, including the calculation of net income per share for each class of common stock.  The correction to appropriately apply the two-class method of reporting net income per share had no impact on the balance sheet, net income or cash flows.
The following table summarizes the effects of this correction:

	Year ended December 31, 2016	Year ended December 31, 2015
Earnings per share as reported in 10-K
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share basic and diluted	$0.05	$0.20

Earnings per share as corrected
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share basic and diluted:
Class A	$0.05	$0.20
Class M	0.05	0.20
Class A-I	0.05	0.20
Class M-I	0.05	0.18
Class D	0.05	0.17
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
Reclassification
Certain reclassifications of prior year's data have been made to conform to the current year presentation. These reclassifications relate to how amounts of Real Estate Fund Investments are classified within the Net Investment in Real Estate on the Consolidated Balance Sheets but do not change the overall operations or results for the prior year as previously reported.

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
2017 Acquisitions
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
On August 8, 2017, we acquired, Montecito Marketplace, a 190,000 square foot grocery-anchored retail center located in Las Vegas, Nevada for approximately $63,550. The acquisition was funded with a draw on our credit facility and cash on hand.
On December 20, 2017, we acquired, through a reverse 1031 exchange, Mason Mill Distribution Center, a newly-constructed 340,000 square-foot industrial property located in Buford, Georgia, for approximately $31,000. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2017 acquisitions in accordance with authoritative guidance as follows:

2017 Acquisitions
Land	$30,245
Building and equipment	171,022
In-place lease intangible (acquired intangible assets)	15,863
Above-market lease intangible (acquired intangible assets)	805
Below-market lease intangible (acquired intangible liabilities)	(1,235)
$216,700
Amortization period for intangible assets and liabilities	1 month - 15 years
During the years ended December 31, 2016 and 2015, we incurred $3,918, and $2,336, respectively, of acquisition expenses recorded on the Consolidated Statements of Operations and Comprehensive Income. On January 1, 2017, we adopted Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. All properties acquired during 2017 are classified as asset acquisitions and we expect that most future acquisitions will also be accounted for as asset acquisitions. Expenses associated with these asset acquisitions will be capitalized. For properties acquired during 2017, we recorded total revenue of $6,164 and net loss of $2,895 during the year ended December 31, 2017. For properties acquired during 2016, we recorded total revenue of $18,244 and net loss of $1,276 during the year ended December 31, 2016. For properties acquired during 2015, we recorded total revenue of $10,875 and net loss of $2,955 during the year ended December 31, 2015.

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
On December 21, 2015, we acquired 140 Park Avenue, a newly constructed 100,000 square foot medical office building located in Florham Park, New Jersey, for approximately $45,600. The acquisition was funded using cash on hand. On March 17, 2016, we entered into a $22,800 mortgage note payable on 140 Park Avenue. The mortgage note is for five years and bears a floating interest rate equal to LIBOR plus1.75%. We entered into an interest rate swap for this loan which fixed the interest rate at 3.00% for the five year term.
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
If these acquisitions had occurred on January 1, 2014, our consolidated total revenues and net income for the year ended December 31, 2015 would have been $107,262 and $15,252. Net income per share for the year ended December 31, 2015 would have been $0.25 per share. Basic per share amounts are based on the weighted average of shares outstanding of 61,237,711 for the year ended December 31, 2015.
Impairment of Investments in Real Estate
 In accordance with authoritative guidance for impairment of long-lived assets, we recorded no impairment during 2017 and the following impairments of investments for the years ended December 31, 2016 and 2015:

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
2017 Dispositions
On July 26, 2017, we relinquished our ownership of Railway Street Corporate Centre, a 135,000 square foot office building located in Calgary, Canada, through a deed in lieu of foreclosure with the lender. Upon our relinquishment of the property, we were relieved of approximately $27,600 of mortgage obligations plus accrued interest associated with the mortgage loan. Upon extinguishment of the mortgage debt obligation, a $252 non-cash accounting gain was recognized representing the difference between the book value of the debt, interest payable and other obligations extinguished over the fair value of the property and other assets transferred as of the transfer date. Upon relinquishment of the property and extinguishment of the mortgage debt obligation we also recognized $1,895 of Accumulated Other Comprehensive Loss from historical foreign currency translation adjustments as part of the gain on disposition of property and extinguishment of debt on our Consolidated Statement of Operations and Comprehensive Income.
On September 19, 2017, we sold 14600 Sherman Way and 14624 Sherman Way for approximately $22,350 less closing costs. We recorded a gain on the sale of the properties in the amount of $7,144.
On December 15, 2017, we sold Joliet Distribution Center for approximately $28,200 less closing costs. We recorded a gain on the sale of the property in the amount of $9,481.
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
2017 Held for Sale
On December 29, 2017, Station Nine Apartments was classified as held for sale. On February 5, 2018, this property was sold. As of December 31, 2017, our investment in real estate and other assets held for sale was comprised of:

December 31, 2017
Land	$9,690
Building and equipment, net	35,123
Other assets, net	303
Total assets	$45,116
As of December 31, 2017, the liabilities held for sale were related to the property listed as held for sale and were as follows:

December 31, 2017
Other liabilities	$407
Total liabilities	$407

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
Chicago Parking Garage
Chicago Parking Garage is a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois owned as a condominium interest. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At December 31, 2017 and December 31, 2016, the carrying amount of our investment in Chicago Parking Garage was $17,046 and $18,373, respectively.

Pioneer Tower

On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750 using cash on hand. Pioneer Tower sits atop a retail property owned by an independent third party. The land under the property is owned as a condominium interest with the owner of the retail property. In accordance with authoritative guidance, Pioneer Tower is accounted for as an investment in an unconsolidated real estate affiliate. At December 31, 2017 and December 31, 2016 the carrying amount of our investment in Pioneer Tower was $115,593 and $120,725, respectively.
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	December 31, 2017	December 31, 2016
Net investments in real estate	$113,095	$114,769
Acquired intangible assets, net	22,822	26,629
Other assets	4,061	4,833
Total assets	$139,978	$146,231

Acquired intangible liabilities, net	$5,310	$6,373
Other liabilities	2,029	768
Total liabilities	7,339	7,141
Members’ equity	132,639	139,090
Total liabilities and members' equity	$139,978	$146,231
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total revenues	$11,952	$6,589	$1,704
Total operating expenses	10,795	5,983	929
Net income	$1,157	$606	$775
Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P, which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion is approximately $85,600 including closing costs. In December 2017, the 51% owner of the NYC Retail Portfolio entered into an agreement to sell their interest to a group of investors including some investors in the Retail Fund along with some new investors.  The transaction will take place over a period not to exceed two years and will be structured in the form of a series of like-kind exchanges funded by the new investor group. We chose not to increase our investment in the NYC Retail Portfolio.
As of December 31, 2017, the NYC Retail Portfolio owned 13 retail properties totaling approximately 2,451,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. The Company has no unfunded commitments. Our investment in the NYC Retail Portfolio will be presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations and Comprehensive Income within income from unconsolidated real estate affiliates and fund investments. As of December 31, 2017 and December 31, 2016, the carrying amount of our investment in the NYC Retail Portfolio was $93,670 and $89,151, respectively. During the year ended December 31, 2017, we recorded increases in fair value of our investment in the NYC Retail Portfolio of $6,456. During the year ended December 31, 2017, we received distributions of income totaling $2,020. This cash distribution increased equity in income of unconsolidated real estate affiliates and fund investments. During the year ended December 31, 2017, we received a return of capital distribution totaling $1,937, related to the sale of an 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. During the year ended December 31, 2016, we recorded increases in fair value of our investment in the NYC Retail Portfolio of $8,578. During the year ended December 31, 2016, we received a distribution of income totaling $1,125. During the year ended December 31, 2016, we received return of capital distributions totaling $4,495, related to the sale of an 84,000 square foot retail property and extinguishment of its mortgage loan.

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Property	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2017	December 31, 2016
Norfleet Distribution Center	February 1, 2017	Floating	3.52%	$—	$12,000
The District at Howell Mill	June 1, 2017	Fixed	6.14	—	9,386
Railway Street Corporate Centre (1)	September 1, 2017	Fixed	5.16	—	20,565
180 North Jefferson	December 1, 2017	Floating	2.17	—	48,250
The Edge at Lafayette	December 1, 2018	Floating	4.05	17,680	17,680
Grand Prairie Distribution Center	April 1, 2019	Fixed	3.58	8,600	8,600
The Reserve at Johns Creek Walk	April 1, 2020	Fixed	3.30	23,620	—
Townlake of Coppell	June 1, 2020	Fixed	3.25	28,800	28,800
Suwanee Distribution Center	October 1, 2020	Fixed	3.66	19,100	19,100
140 Park Avenue	March 1, 2021	Fixed	3.00	22,800	22,800
Monument IV at Worldgate	February 1, 2023	Fixed	3.13	40,000	40,000
111 Sutter Street	April 1, 2023	Fixed	4.50	53,346	53,922
Aurora Distribution Center	June 1, 2023	Fixed	3.39	13,850	13,850
Grand Lakes Marketplace	October 1, 2023	Fixed	4.20	23,900	23,900
Oak Grove Plaza	February 1, 2024	Fixed	4.17	9,816	10,019
South Seattle Distribution Center	March 1, 2024	Fixed	4.38	18,957	19,287
Charlotte Distribution Center	September 1, 2024	Fixed	3.66	10,157	10,220
Jory Trail at the Grove	February 1, 2025	Fixed	3.81	44,250	—
Skokie Commons	June 1, 2025	Fixed	3.31	24,400	24,400
DFW Distribution Center	June 1, 2025	Fixed	3.23	17,720	17,720
AQ Rittenhouse	September 1, 2025	Fixed	3.65	26,370	26,370
Timberland Town Center	October 1, 2025	Fixed	4.07	22,112	22,532
Whitestone Market	December 1, 2025	Fixed	3.58	25,750	25,750
Maui Mall	June 1, 2026	Fixed	3.64	39,000	39,000
Rancho Temecula Town Center	July 1, 2026	Fixed	4.02	28,000	28,000
Dylan Point Loma	September 1, 2026	Fixed	3.83	40,500	40,500
Lane Parke Apartments	November 1, 2026	Fixed	3.18	37,000	37,000
The District at Howell Mill	March 1, 2027	Fixed	5.30	31,746	32,377
The Penfield	March 1, 2054	Fixed	3.57	38,438	39,135
Revolving line of credit	May 26, 2020	Floating	2.91	120,000	10,000
Term loans	May 26, 2022	Fixed	3.10	100,000	—
TOTAL				$885,912	$701,163
Net debt discount on assumed debt and debt issuance costs				(6,890)	(5,550)
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$879,022	$695,613

(1)	This loan is denominated in Canadian dollars, but is reported in U.S. dollars at the exchange rate in effect on the balance sheet date.

We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows as of December 31, 2017:

Property	Debt Premium (Discount)	Effective Interest Rate
The District at Howell Mill	$(1,799)	6.34%
111 Sutter Street	1,833	2.66
The Penfield	(2,174)	4.02
Timberland Town Center	789	3.34
Jory Trail at the Grove	(183)	3.94
The Reserve at Johns Creek Walk	(120)	3.58
Net debt discount on assumed debt	$(1,654)
Aggregate future principal payments of mortgage notes payable as of December 31, 2017 are as follows:

Year	Amount
2018	$21,813
2019	13,717
2020	196,075
2021	29,295
2022	107,314
Thereafter	517,698
Total	$885,912

Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $1,543,000 and $1,429,000 at December 31, 2017 and 2016, respectively, have been pledged as collateral, and are not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, cash from future property operations and capital from the proceeds of the Second Extended Public Offering.
Line of Credit
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan (the “Term Loan”). On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year Term Loan maturing on May 26, 2022. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 26, 2020 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the ability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2017, we believe no material adverse effects had occurred.
Borrowings under the Credit Facility are guaranteed by us and certain of our subsidiaries. The Credit Facility requires the maintenance of certain financial covenants, including: (i) unencumbered property pool leverage ratio; (ii) debt service coverage ratio; (iii) maximum total leverage ratio; (iv) fixed charges coverage ratio; (v) minimum net asset value; (vi) maximum secured debt ratio; (vii) maximum secured recourse debt ratio; (viii) maximum permitted investments; and (ix) unencumbered property pool criteria. The Credit Facility provides the flexibility to move assets in and out of the unencumbered property pool during the term of the Credit Facility. At December 31, 2017, we had $120,000 outstanding under the Revolving Line of Credit at a blended rate of 2.91% (LIBOR + 1.35%) and $100,000 outstanding under the Term Loan at a rate of 2.53% (LIBOR + 1.30%). We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at December 31, 2017).
On May 26, 2017, we terminated our $150,000 line of credit with Bank of America, N.A. We repaid the outstanding balance of $25,000 which had an interest rate of approximately 2.57%, using proceeds from our Credit Facility. The line of credit was set to expire on September 19, 2017. At December 31, 2016, we had $10,000 in borrowings outstanding on the line of credit.
Covenants
At December 31, 2017, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at December 31, 2017 and December 31, 2016 were $3,377 and $2,537, respectively.
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

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.

Stock Transactions
The stock transactions for each of our classes of common stock for the years ending December 31, 2017, 2016 and 2015 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2014	16,243,819	23,432,192	4,580,309	735,052	3,358,562
Issuance of common stock	21,343,165	6,313,989	2,152,012	2,621,567	4,429,261
Repurchase of shares	(494,216)	(1,840,770)	(615,509)	—	—
Stock based compensation	—	4,000	—	—	—
Balance, December 31, 2015	37,092,768	27,909,411	6,116,812	3,356,619	7,787,823
Issuance of common stock	33,964,726	10,960,513	6,793,256	4,226,620	1,727,088
Repurchase of shares	(1,219,913)	(2,347,619)	(97,431)	—	(1,551,418)
Stock based compensation	—	—	—	8,000	—
Balance, December 31, 2016	69,837,581	36,522,305	12,812,637	7,591,239	7,963,493
Issuance of common stock	3,429,729	3,707,768	536,110	506,952	—
Repurchase of shares	(3,785,034)	(2,316,084)	(2,391,087)	(684,725)	(431,779)
Stock based compensation	—	—	—	8,000	—
Balance, December 31, 2017	69,482,276	37,913,989	10,957,660	7,421,466	7,531,714
Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the years ending December 31, 2017, 2016 and 2015 were as follows:

	December 31, 2017		December 31, 2016		December 31, 2015
	# of shares	$ Amount	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	3,429,729	$39,623	33,964,726	$385,295	21,343,165	$236,547
Class M Shares	3,707,768	42,556	10,960,513	123,609	6,313,989	69,445
Class A-I Shares	536,110	6,108	6,793,256	77,104	2,152,012	23,655
Class M-I Shares	514,952	5,913	4,234,620	47,716	2,621,567	28,633
Class D Shares	—	—	1,727,088	19,450	4,429,261	49,147
Total		$94,200		$653,174		$407,427

Share Repurchase Plan
Our share repurchase plan allows stockholders to request that we repurchase all or a portion of their shares of Class A, Class M, Class A-I, Class M-I and Class D common stock on a daily basis at that day's NAV per share for the class of shares being repurchased. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter. We have made repurchases according to our share repurchase plan as following:

Year ending December 31,	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total Dollar of Repurchases
2015	494,216	1,840,770	615,509	—	—	$32,082
2016	1,219,913	2,347,619	97,431	—	1,551,418	58,841
2017	3,785,034	2,316,084	2,391,087	684,725	431,779	110,288
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the year ended December 31, 2017, we issued 3,401,011 shares of common stock for $38,814 under the distribution reinvestment plan. For the year ended December 31, 2016, we issued 2,639,549 shares of common stock for $29,668 under the distribution reinvestment plan. For the year ended December 31, 2015, we issued 1,240,552 shares of common stock for $13,630 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 134,507,458, 106,916,148, and 61,237,711 for the years ended December 31, 2017, 2016 and 2015, respectively. We have no dilutive or potentially dilutive securities.
We compute net income per share for Class A, Class M, Class A-I, Class M-I and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 8- Related Party Transactions) which may impact the net income of each class of common stock differently. The calculated performance component for the years ended December 31, 2017, 2016 and 2015, and the impact on each class of common stock, are shown below. In periods where no performance fee is recognized in our consolidated statements of operations and comprehensive income, the net income per share will be the same for each class of common stock.
Basic and diluted net income per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. We have not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income per share for a given class of common stock is the same for each period presented.
The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Year Ended December 31, 2017
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$12,353	$6,600	$2,146	$1,331	$1,386
Allocation of performance fee	384	500	145	120	119
Total	$11,969	$6,100	$2,001	$1,211	$1,267
Weighted average number of common shares outstanding	69,759,939	37,276,939	12,114,150	7,525,429	7,831,002
Basic and diluted net income per share:	$0.17	$0.16	$0.17	$0.16	$0.16

	Year Ended December 31, 2016
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share	$2,459	$1,474	$415	$249	$339
Weighted average number of common shares outstanding	53,263,996	31,926,563	8,999,330	5,391,138	7,335,120
Basic and diluted net income per share:	$0.05	$0.05	$0.05	$0.05	$0.05

	Year Ended December 31, 2015
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$5,703	$5,869	$1,155	$518	$1,080
Allocation of performance fee	801	906	190	110	273
Total	$4,902	$4,963	$965	$408	$807
Weighted average number of common shares outstanding	24,381,117	25,093,167	4,935,340	2,212,561	4,615,525
Basic and diluted net income per share:	$0.20	$0.20	$0.20	$0.18	$0.17

Distributions Declared
The distributions declared per share for each of our classes of common stock for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/30/2017	$0.12500	$0.09699	$0.11684	$0.11686	$0.12366	$0.12500
6/29/2017	0.12500	0.09660	0.11677	0.11607	0.12365	0.12500
9/28/2017	0.12500	0.09623	0.11663	0.11649	0.12361	0.12500
12/28/2017	0.12500	0.09615	0.11655	0.11643	0.12364	0.12500
Total	$0.50000	$0.38597	$0.46679	$0.46585	$0.49456	$0.50000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/30/2016	$0.12000	$0.09424	$0.11181	$0.11206	$0.11874	$0.12000
6/29/2016	0.12000	0.09381	0.11206	0.11329	0.11876	0.12000
9/29/2016	0.12500	0.09842	0.11692	0.11685	0.12368	0.12500
12/29/2016	0.12500	0.09799	0.11694	0.11753	0.12372	0.12500
Total	$0.49000	$0.38446	$0.45773	$0.45973	$0.48490	$0.49000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/30/2015	$0.12000	$0.09447	$0.11209	$0.11223	$0.11935	$0.12000
6/29/2015	0.12000	0.09557	0.11218	0.11221	0.11883	0.12000
9/29/2015	0.12000	0.09501	0.11203	0.11209	0.11877	0.12000
12/30/2015	0.12000	0.09431	0.11181	0.11194	0.11873	0.12000
Total	$0.48000	$0.37936	$0.44811	$0.44847	$0.47568	$0.48000

(1) Distributions paid are net of dealer manager fees applicable to each share class.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor (including reimbursement of personnel costs for our executive officers prior to the commencement of the offerings) attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses through January 16, 2015, which is the date the SEC declared our registration statement effective for the First Extended Public Offering, following which time we commenced reimbursing LaSalle over 36 months for organization and offering costs incurred prior to the commencement date. Following the First Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the First Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the First Extended Public Offering, our Advisor has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2017 and December 31, 2016, LaSalle had paid approximately $1,049 and $1,714, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in Accrued offering costs on the Consolidated Balance Sheets.

NOTE 7—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at December 31, 2017 are as follows:

Year	Amount
2018	$112,991
2019	83,922
2020	74,284
2021	65,916
2022	58,638
Thereafter	274,817
Total	$670,568

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the years ended December 31, 2017, 2016 and 2015, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the decrease in rents from 2018 future rents to 2019 is related to our apartment properties which usually have a one year lease life.

NOTE 8—RELATED PARTY TRANSACTIONS
On October 1, 2012, we entered into a first amended and restated advisory agreement with LaSalle, pursuant to which we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On May 9, 2017, we renewed our Advisory Agreement with our Advisor for a one-year term expiring on June 5, 2018.
The fixed advisory fees for the years ended December 31, 2017, 2016 and 2015 were $19,269, $15,014 and $8,374 respectively. The performance fees for the years ended December 31, 2017, 2016 and 2015 were $1,269 and $0 and $2,280 respectively. Included in Advisor fees payable for the year ended December 31, 2017 was $1,660 of fixed fee and $1,269 of performance fee expense. Included in Advisor fees payable for the year ended December 31, 2016 was $1,600 of fixed fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the years ended December 31, 2017, 2016 and 2015, JLL Americas was paid $1,381, $482 and $610, respectively, for property management and leasing services. During the year ended December 31, 2016, we paid JLL Americas $114 in loan placement fees related to the mortgage note payable for 140 Park Avenue and $647 in brokerage fees for the 36 Research Park Drive property sale and the Dylan Point Loma acquisition. During the year ended December 31, 2015, we paid JLL Americas $383 in loan placement fees related to the mortgage notes payable on Skokie Commons, AQ Rittenhouse and Whitestone Market.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the years ended December 31, 2017, 2016 and 2015, we paid the Dealer Manager selling commissions and dealer manager fees totaling $10,061, $11,317 and $5,993, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs at December 31, 2017 and December 31, 2016 were $75,301 and $84,803 of future dealer manager fees payable, respectively.
As of December 31, 2017 and 2016, we owed $1,049 and $1,714, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.

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
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put their interest to us at a market determined value for a period of 90 days beginning in 2019.

NOTE 10—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income from continuing operations for the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31, 2017	Apartments	Industrial	Office	Retail	Other	Total
Assets	$599,794	$489,112	$263,883	$575,093	$20,845	$1,948,727

Revenues:
Minimum rents	$42,110	$30,975	$27,113	$32,156	$288	$132,642
Tenant recoveries and other rental income	4,116	10,271	4,557	11,167	2,199	32,310
Total revenues	$46,226	$41,246	$31,670	$43,323	$2,487	$164,952
Operating expenses:
Real estate taxes	$6,855	$7,805	$3,309	$5,868	$307	$24,144
Property operating	12,311	2,827	6,734	6,190	866	28,928
Provision for (recovery of) doubtful accounts	38	—	(1)	181	—	218
Total segment operating expenses	$19,204	$10,632	$10,042	$12,239	$1,173	$53,290
Operating income - Segments	$27,022	$30,614	$21,628	$31,084	$1,314	$111,662

Capital expenditures by segment	$4,798	$2,187	$7,130	$5,922	$204	$20,241

Reconciliation to net income
Operating income - Segments						$111,662
Property general and administrative						1,161
Advisor fees						20,538
Company level expenses						2,385
Depreciation and amortization						61,705
Operating income						$25,873
Other income and (expenses):
Interest expense						$(28,094)
Income from unconsolidated real estate affiliates and fund investments						9,633
Other income						500
Gain on disposition of property and extinguishment of debt						14,982
Total other income and (expenses)						$(2,979)
Net income						$22,894

Reconciliation to total consolidated assets as of December 31, 2017
Assets per reportable segments						$1,948,727
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						248,380
Total consolidated assets						$2,197,107

Year Ended December 31, 2016	Apartments	Industrial	Office	Retail	Other	Total
Assets	$492,530	$488,454	$300,702	$517,758	$21,313	$1,820,757

Revenues:
Minimum rents	$26,835	$24,792	$28,288	$26,078	$277	$106,270
Tenant recoveries and other rental income	1,675	7,481	4,961	9,228	2,244	25,589
Total revenues	$28,510	$32,273	$33,249	$35,306	$2,521	$131,859
Operating expenses:
Real estate taxes	$3,633	$5,472	$3,485	$4,662	$363	$17,615
Property operating	8,727	2,138	7,129	4,973	903	23,870
Provision for doubtful accounts	17	—	17	164	—	198
Total segment operating expenses	$12,377	$7,610	$10,631	$9,799	$1,266	$41,683
Operating income - Segments	$16,133	$24,663	$22,618	$25,507	$1,255	$90,176

Capital expenditures by segment	$2,702	$1,456	$13,959	$4,186	$41	$22,344

Reconciliation to net income
Operating income - Segments						$90,176
Property general and administrative						1,059
Advisor fees						15,014
Company level expenses						2,220
Acquisition expenses						3,918
Provision for impairment of real estate						6,876
Depreciation and amortization						44,950
Operating income						$16,139
Other income and (expenses):
Interest expense						$(22,612)
Income from unconsolidated real estate affiliates and fund investments						10,309
Gain on disposition of property and extinguishment of debt						1,704
Total other income and (expenses)						$(10,599)
Net income						$5,540

Reconciliation to total consolidation assets as of December 31, 2016
Assets per reportable segments						$1,820,757
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						253,876
Total consolidated assets						$2,074,633

Year Ended December 31, 2015	Apartments	Industrial	Office	Retail	Other	Total
Revenues:
Minimum rents	$19,743	$15,761	$24,361	$16,168	$271	$76,304
Tenant recoveries and other rental income	920	4,192	4,657	4,639	2,518	16,926
Total revenues	$20,663	$19,953	$29,018	$20,807	$2,789	$93,230
Operating expenses:
Real estate taxes	$2,036	$3,130	$3,062	$3,116	$441	$11,785
Property operating	7,731	1,331	7,170	2,436	908	19,576
Provision for doubtful accounts	170	—	1	327	—	498
Total segment operating expenses	$9,937	$4,461	$10,233	$5,879	$1,349	$31,859
Operating income - Segments	$10,726	$15,492	$18,785	$14,928	$1,440	$61,371

Capital expenditures by segment	$1,941	$152	$7,281	$452	$353	$10,179

Reconciliation to net income
Operating income - Segments						$61,371
Property general and administrative						705
Advisor fees						10,654
Company level expenses						2,035
Acquisition expenses						2,336
Provision for impairment of real estate						4,928
Depreciation and amortization						33,674
Operating income						$7,039
Other income and (expenses):
Interest expense						$(17,940)
Equity in income of unconsolidated affiliates						243
Gain on disposition of property and extinguishment of debt						29,009
Total other income and (expenses)						$11,312
Net income						$18,351

NOTE 11—DISTRIBUTIONS PAYABLE

On November 9, 2017, our board of directors approved a gross distribution for the fourth quarter of 2017 of $0.125 per share to stockholders of record as of December 28, 2017. The distribution was paid on February 1, 2018. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.125 per share, less applicable class-specific fees, if any.
NOTE 12—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standard Update 2014-09 Revenue from Contracts with Customers, which will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries.  The model will identify the contract, identify any separate performance obligations in the contract, determine and allocate the transaction price, and recognize revenue when the performance obligation is satisfied.  The new standard replaced most existing revenue recognition in GAAP when it became effective for us on January 1, 2018.  Our revenues are principally related to and earned under leases (subject to accounting under GAAP related to leases) but also include revenues generated from point of sales transactions such as daily parking. We adopted the standard using the cumulative effect transition method on January 1, 2018. We have completed our analysis and evaluation of the recognition of each of our sources of revenue. The adoption did not result in a cumulative-effect adjustment as of January 1, 2018.
In January 2016, the FASB issued Accounting Standard Update 2016-01 Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The standard will become effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this standard will not have a material impact on our consolidated financial statements and notes to our consolidated financial statements.
In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to impact our consolidated financial statements as we have a ground lease arrangement for which we are the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We currently believe the adoption of the standard will not have a material impact for leases where we are the lessor. We are the lessee on one ground lease which will require us to record a right-of-use asset and a lease liability.  We have preliminarily concluded that the adoption of the standard will not have a material impact on the consolidated financial statements for leases where we are the lessee.
In August 2016, the FASB issued Accounting Standard Update 2016-15 Statement of Cash Flows (Topic 230). The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the standard requires the classification of eight specific issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. We will adopt this standard on January 1, 2018 which will not materially effect our consolidated financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standard Update 2016-18 Statement of Cash Flows (Topic 230) – Restricted Cash. The new guidance requires that restricted cash be included as a component of total cash and cash equivalents as presented on the statement of cash flows. The standard is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Upon adoption we will change our presentation of cash flows and disclosures for all periods presented in future filings.
NOTE 13—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017	Three Months Ended September 30, 2017	Three Months Ended December 31, 2017
Total revenues	$39,696	$40,427	$42,293	$42,536
Operating income	7,255	7,762	6,231	4,624
Net (loss) income	(622)	3,902	10,738	8,876
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	(742)	3,798	10,670	8,822
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$(0.01)	$0.03	$0.08	$0.07
Class M	(0.01)	0.03	0.08	0.06
Class A-I	(0.01)	0.03	0.08	0.06
Class M-I	(0.01)	0.03	0.08	0.06
Class D	(0.01)	0.03	0.08	0.06
Weighted average common stock outstanding-basic and diluted	135,359,651	135,789,443	133,554,999	133,358,197

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016	Three Months Ended September 30, 2016	Three Months Ended December 31, 2016
Total revenues	$29,346	$30,933	$34,191	$37,389
Operating income (loss)	7,146	6,035	(1,852)	4,810
Net income (loss)	1,560	(97)	(1,376)	5,453
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	1,486	(171)	(1,772)	5,392
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$0.02	$—	$(0.02)	$0.04
Class M	0.02	—	(0.02)	0.04
Class A-I	0.02	—	(0.02)	0.04
Class M-I	0.02	—	(0.02)	0.04
Class D	0.02	—	(0.02)	0.04
Weighted average common stock outstanding-basic and diluted	87,274,769	98,434,716	113,935,929	127,713,494
All significant fluctuations between the quarters are attributable to acquisitions and dispositions made in 2017 and 2016.

NOTE 14—SUBSEQUENT EVENTS

On February 5, 2018, we sold Station Nine Apartments for approximately $75,000 less closing costs . We recorded a gain on the sale of the property in the amount of approximately $29,500.
On March 6, 2018, our board of directors approved a gross dividend for the first quarter of 2018 of $0.13 per share to stockholders of record as of March 28, 2018. The dividend will be paid on or around May 1, 2018. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.13 per share, less applicable class-specific fees, if any.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Apartment Properties:
The Edge at Lafayette—Lafayette, LA	$17,680	$1,782	$23,266	$—	$(795)	$—	$1,782	$22,471	$24,253
Townlake of Coppell—Coppell, TX	28,800	8,444	36,805	—	2,504	—	8,444	39,309	47,753
AQ Rittenhouse—Philadelphia, PA	26,370	11,000	39,963	—	(50)	—	11,000	39,913	50,913
Lane Park Apartments—Mountain Brook, AL	37,000	5,100	66,428	—	409	—	5,100	66,837	71,937
Dylan Point Loma—San Diego, CA	40,500	19,000	70,860	—	92	—	19,000	70,952	89,952
The Penfield—St. Paul, MN	38,438	8,021	52,713	—	380	—	8,021	53,093	61,114
180 North Jefferson—Chicago, IL	—	18,588	75,435	—	2,523	—	18,588	77,958	96,546
Jory Trail at the Grove—Wilsonville, OR	44,250	7,877	64,369	—	189	—	7,877	64,558	72,435
The Reserve at Johns Creek Walk—Johns Creek, GA	23,620	7,552	38,025	—	70	—	7,552	38,095	45,647
Total Apartment Properties	256,658	87,364	467,864	—	5,322	—	87,364	473,186	560,550

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	—	2,656	12,836	(293)	(363)	—	2,363	12,473	14,836
Norfleet Distribution Center—Kansas City, MO	—	2,134	31,397	(205)	(2,013)	—	1,929	29,384	31,313
Suwanee Distribution Center—Suwanee, GA	19,100	6,155	27,598	—	101	—	6,155	27,699	33,854
3800 1st Avenue South —Seattle, WA	9,616	7,238	9,673	544	166	—	7,782	9,839	17,621
3844 1st Avenue South—Seattle, WA	5,995	5,563	6,031	339	104	—	5,902	6,135	12,037
3601 2nd Avenue South—Seattle, WA	3,346	2,774	3,365	189	58	—	2,963	3,423	6,386
Grand Prairie Distribution Center—Grand Prairie, TX	8,600	2,100	12,478	—	—	—	2,100	12,478	14,578
Charlotte Distribution Center—Charlotte, NC	10,157	5,381	15,002	—	146	—	5,381	15,148	20,529
4050 Corporate Drive—Grapevine, TX	12,147	5,200	18,327	—	31	—	5,200	18,358	23,558
4055 Corporate Drive—Grapevine, TX	5,573	2,400	12,377	—	905	—	2,400	13,282	15,682
2501-2575 Allan Drive—Elk Grove, IL	—	4,300	10,926	—	441	—	4,300	11,367	15,667
2601-2651 Allan Drive—Elk Grove, IL	—	2,600	7,726	—	52	—	2,600	7,778	10,378
1300 Michael Drive—Wood Dale, IL	—	1,900	6,770	—	113	—	1,900	6,883	8,783
1350 Michael Drive—Wood Dale, IL	—	1,500	5,059	—	32	—	1,500	5,091	6,591
1225 Michael Drive—Wood Dale, IL	—	2,600	7,149	—	75	—	2,600	7,224	9,824
200 Lewis Drive—Wood Dale, IL	—	1,100	4,165	—	90	—	1,100	4,255	5,355
1301-1365 Mittel Boulevard—Chicago, IL	—	2,700	5,473	—	—	—	2,700	5,473	8,173
Tampa Distribution Center- Tampa, FL	—	3,507	22,485	—	11	—	3,507	22,496	26,003
Aurora Distribution Center- Aurora, IL	13,850	9,861	14,646	—	—	—	9,861	14,646	24,507
28150 West Harrison Parkway- Valencia, CA	—	2,760	8,899	—	—	—	2,760	8,899	11,659
28145 West Harrison Parkway- Valencia, CA	—	3,468	10,111	—	19	—	3,468	10,130	13,598

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
28904 Avenue Paine- Valencia, CA	—	3,812	10,535	—	17	—	3,812	10,552	14,364
24823 Anza Drive- Santa Clarita, CA	—	1,095	2,849	—	23	—	1,095	2,872	3,967
25045 Avenue Tibbitts- Santa Clarita, CA	—	4,087	13,224	—	—	—	4,087	13,224	17,311
6000 Giant Road- Richmond, CA	—	11,572	26,556	—	—	—	11,572	26,556	38,128
6015 Giant Road- Richmond, CA	—	10,468	24,127	—	(1,121)	—	10,468	23,006	33,474
6025 Giant Road- Richmond, CA	—	2,700	4,167	—	—	—	2,700	4,167	6,867
Mason Mill Distribution Center—Buford, GA	—	3,406	23,312	—	—	—	3,406	23,312	26,718
Total Industrial Properties	88,384	115,037	357,263	574	(1,113)	—	115,611	356,150	471,761

Office Properties:
Monument IV at Worldgate—Herndon, VA	40,000	5,186	57,013	—	19,492	—	5,186	76,505	81,691
111 Sutter Street—San Francisco, CA	53,346	39,921	72,712	—	10,645	—	39,921	83,357	123,278
140 Park Avenue—Florham Park, NJ	22,800	3,162	34,784	—	(1)	—	3,162	34,783	37,945
San Juan Medical Center- San Juan Capistrano, CA	—	9,807	13,303	—	682	—	9,807	13,985	23,792
Total Office Properties	116,146	58,076	177,812	—	30,818	—	58,076	208,630	266,706

Retail Properties:
The District at Howell Mill—Atlanta, GA	31,746	10,000	56,040	—	2,551	—	10,000	58,591	68,591
Grand Lakes Marketplace—Katy, TX	23,900	5,215	34,770	—	—	—	5,215	34,770	39,985
Oak Grove Plaza—Sachse, TX	9,816	4,434	18,869	—	349	—	4,434	19,218	23,652
Rancho Temecula Town Center—Temecula, CA	28,000	14,600	41,180	—	(219)	—	14,600	40,961	55,561
Skokie Commons—Skokie, IL	24,400	8,859	25,705	891	36	—	9,750	25,741	35,491
Whitestone Market—Austin, TX	25,750	7,000	39,868	—	167	—	7,000	40,035	47,035
Maui Mall—Maui, HI	39,000	44,257	39,454	—	6,771	—	44,257	46,225	90,482
Silverstone Marketplace—Scottsdale, AZ	—	8,012	33,771	—	—	—	8,012	33,771	41,783
Kierland Village Center—Scottsdale, AZ	—	7,037	26,693	—	119	—	7,037	26,812	33,849
Timberland Town Center—Beaverton, OR	22,112	6,083	33,826	—	150	—	6,083	33,976	40,059
Montecito Marketplace—Las Vegas, NV	—	11,410	45,212	—	76	—	11,410	45,288	56,698
Total Retail Properties	204,724	126,907	395,388	891	10,000	—	127,798	405,388	533,186

Other Properties:
South Beach Parking Garage—Miami, FL	—	—	21,467	—	627	—	—	22,094	22,094
Total Other Properties	—	—	21,467	—	627	—	—	22,094	22,094

Total Consolidated Properties:	$665,912	$387,384	$1,419,794	$1,465	$45,654	$—	$388,849	$1,465,448	$1,854,297

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment

Properties Held for Sale:
Station Nine Apartments—Durham, NC	—	9,690	43,400	—	1,862	—	9,690	45,262	54,952
Total Properties Held For Sale	$—	$9,690	$43,400	$—	$1,862	$—	$9,690	$45,262	$54,952
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $1,979,504 and $188,914, respectively.

(1)	Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Apartment Properties:
The Edge at Lafayette—Lafayette, LA	$(5,011)	2007	1/15/2008	50 years
Townlake of Coppell—Coppell, TX	(3,016)	1986	5/22/2015	40 years
AQ Rittenhouse—Philadelphia, PA	(2,197)	2015	7/30/2015	50 years
Lane Park Apartments—Mountain Brook, AL	(2,368)	2014	5/26/2016	50 years
Dylan Point Loma—San Diego, CA	(2,249)	2016	8/9/2016	50 years
The Penfield—St. Paul, MN	(1,354)	2013	9/22/2016	50 years
180 North Jefferson—Chicago, IL	(2,117)	2004	12/1/2016	40 years
Jory Trail at the Grove—Wilsonville, OR	(662)	2012	7/14/2017	50 years
The Reserve at Johns Creek Walk—Johns Creek, GA	(407)	2007	7/28/2017	40 years
Total Apartment Properties	(19,381)

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	(3,003)	2002	6/30/2005	50 years
Norfleet Distribution Center—Kansas City, MO	(6,510)	2007	2/27/2007	50 years
Suwanee Distribution Center—Suwanee, GA	(2,494)	2012	6/28/2013	50 years
3800 1st Avenue South —Seattle, WA	(1,021)	2005	6/26/2013	40 years
3844 1st Avenue South—Seattle, WA	(637)	1968	12/18/2013	40 years
3601 2nd Avenue South—Seattle, WA	(355)	1949	12/18/2013	40 years
Grand Prairie Distribution Center—Grand Prairie, TX	(998)	1980	12/18/2013	40 years
Charlotte Distribution Center—Charlotte, NC	(1,330)	2013	1/22/2014	50 years
4050 Corporate Drive—Grapevine, TX	(1,188)	1991	6/27/2014	40 years
4055 Corporate Drive—Grapevine, TX	(850)	1996	4/15/2015	40 years
2501-2575 Allan Drive—Elk Grove, IL	(670)	1996	4/15/2015	40 years
2601-2651 Allan Drive—Elk Grove, IL	(439)	1985	9/30/2015	40 years
1300 Michael Drive—Wood Dale, IL	(383)	1985	9/30/2015	40 years
1350 Michael Drive—Wood Dale, IL	(285)	1985	9/30/2015	40 years
1225 Michael Drive—Wood Dale, IL	(405)	1985	9/30/2015	40 years
200 Lewis Drive—Wood Dale, IL	(346)	1985	9/30/2015	40 years
1301-1365 Mittel Boulevard—Chicago, IL	(312)	1985	9/30/2015	40 years
Tampa Distribution Center- Tampa, FL	(984)	1985	9/30/2015	40 years
Aurora Distribution Center- Aurora, IL	(464)	2009	4/11/2016	40 years
28150 West Harrison Parkway- Valencia, CA	(334)	2016	5/19/2016	50 years
28145 West Harrison Parkway- Valencia, CA	(381)	1997	6/29/2016	40 years
28904 Avenue Paine- Valencia, CA	(398)	1997	6/29/2016	40 years
24823 Anza Drive- Santa Clarita, CA	(107)	1999	6/29/2016	40 years
25045 Avenue Tibbitts- Santa Clarita, CA	(496)	1988	6/29/2016	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
6000 Giant Road- Richmond, CA	(708)	1988	6/29/2016	40 years
6015 Giant Road- Richmond, CA	(613)	2016	9/8/2016	50 years
6025 Giant Road- Richmond, CA	(83)	2016	9/8/2016	50 years
Mason Mill Distribution Center—Buford, GA	—	2016	12/29/2016	50 years
Total Industrial Properties	(25,794)

Office Properties:
Monument IV at Worldgate—Herndon, VA	(20,593)	2001	8/27/2004	50 years
111 Sutter Street—San Francisco, CA	(12,333)	1926	12/4/2012	40 years
140 Park Avenue—Florham Park, NJ	(1,391)	2015	12/21/2015	50 years
San Juan Medical Center- San Juan Capistrano, CA	(487)	2015	4/1/2016	50 years
Total Office Properties	(34,804)

Retail Properties:
The District at Howell Mill—Atlanta, GA	(12,339)	2006	6/15/2007	50 years
Grand Lakes Marketplace—Katy, TX	(3,013)	2012	9/17/2013	50 years
Oak Grove Plaza—Sachse, TX	(1,960)	2003	1/17/2014	40 years
Rancho Temecula Town Center—Temecula, CA	(3,684)	2007	6/16/2014	40 years
Skokie Commons—Skokie, IL	(1,371)	2015	5/15/2015	50 years
Whitestone Market—Austin, TX	(2,248)	2003	9/30/2015	40 years
Maui Mall—Maui, HI	(2,164)	1971	12/22/2015	40 years
Silverstone Marketplace—Scottsdale, AZ	(957)	2015	7/27/2016	50 years
Kierland Village Center—Scottsdale, AZ	(836)	2001	9/30/2016	40 years
Timberland Town Center—Beaverton, OR	(858)	2015	9/30/2016	50 years
Montecito Marketplace—Las Vegas, NV	(472)	2007	8/8/2017	50 years
Total Retail Properties	(29,902)

Other Properties:
South Beach Parking Garage—Miami, FL	(2,251)	2001	1/28/2014	40 years
Total Other Properties	(2,251)

Total Consolidated Properties:	$(112,132)

Properties Held for Sale:
Station Nine Apartments—Durham, NC	(10,139)	2005	4/16/2007	50 years
Total Properties Held for Sale	$(10,139)

Reconciliation of Real Estate

Consolidated Properties	2017	2016	2015
Balance at beginning of year	$1,744,317	$1,140,638	$746,926
Additions	219,812	670,535	401,209
Assets sold/ written off	(54,880)	(50,818)	(861)
Write-downs for impairment charges	—	(16,038)	(6,636)
Reclassed as held for sale	(54,952)	—	—
Balance at close of year	$1,854,297	$1,744,317	$1,140,638
Reconciliation of Accumulated Depreciation

Consolidated Properties	2017	2016	2015
Balance at beginning of year	$88,870	$75,245	$60,569
Additions	37,333	28,990	17,430
Assets sold/ written off	(3,932)	(8,261)	(849)
Write-downs for impairment charges	—	(7,104)	(1,905)
Reclassed as held for sale	(10,139)	—	—
Balance at close of year	$112,132	$88,870	$75,245