Form 10-Q
period 2018-03-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2018-05-11
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 11, 2018 were 69,718,639 shares of Class A Common Stock, 38,757,224 shares of Class M Common Stock, 10,905,932 of Class A-I Common Stock, 7,440,228 of Class M-I Common Stock and 7,531,714 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $25,441 and $28,847, respectively)	$388,853	$388,849
Buildings and equipment (including from VIEs of $155,596 and $178,452, respectively)	1,466,886	1,465,448
Less accumulated depreciation (including from VIEs of $(24,392) and $(23,379), respectively)	(121,432)	(112,132)
Net property and equipment	1,734,307	1,742,165
Investment in unconsolidated real estate affiliates	131,736	132,639
Real estate fund investment	94,563	93,670
Investments in real estate and other assets held for sale	—	45,116
Net investments in real estate	1,960,606	2,013,590
Cash and cash equivalents (including from VIEs of $4,731 and $5,835, respectively)	40,647	39,700
Restricted cash (including from VIEs of $43,269 and $465, respectively)	46,364	2,536
Tenant accounts receivable, net (including from VIEs of $1,634 and $1,416, respectively)	3,657	4,955
Deferred expenses, net (including from VIEs of $338 and $316, respectively)	9,451	9,723
Acquired intangible assets, net (including from VIEs of $6,541 and $11,249, respectively)	98,161	103,226
Deferred rent receivable, net (including from VIEs of $1,078 and $1,065, respectively)	17,476	16,874
Prepaid expenses and other assets (including from VIEs of $109 and $125, respectively)	9,524	6,503
TOTAL ASSETS	$2,185,886	$2,197,107
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $99,903 and $99,988, respectively)	$858,450	$879,022
Liabilities held for sale	—	407
Accounts payable and other accrued expenses (including from VIEs of $1,908 and $1,839, respectively)	13,600	18,473
Accrued offering costs	74,874	76,583
Distributions payable	14,976	14,232
Accrued interest (including from VIEs of $364 and $361, respectively)	1,909	2,360
Accrued real estate taxes (including from VIEs of $915 and $1,666, respectively)	5,077	5,195
Advisor fees payable	1,667	2,929
Acquired intangible liabilities, net	18,816	19,649
TOTAL LIABILITIES	989,369	1,018,850
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 69,424,705 and 69,482,276 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	694	695
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 38,551,532 and 37,913,989 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	386	379
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 10,838,736 and 10,957,660 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	108	110
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 7,192,314 and 7,421,466 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	72	74
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 7,531,714 and 7,531,714 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	75	75
Additional paid-in capital (net of offering costs of $135,877 and $133,753 as of March 31, 2018 and December 31, 2017, respectively)	1,522,790	1,522,123
Distributions to stockholders	(271,796)	(256,811)
Accumulated deficit	(63,573)	(96,217)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,188,756	1,170,428
Noncontrolling interests	7,761	7,829
Total equity	1,196,517	1,178,257
TOTAL LIABILITIES AND EQUITY	$2,185,886	$2,197,107
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues:
Minimum rents	$34,023	$31,696
Tenant recoveries and other rental income	8,059	8,000
Total revenues	42,082	39,696
Operating expenses:
Real estate taxes	6,478	6,074
Property operating expenses	7,140	6,564
Provision for doubtful accounts	42	18
Property general and administrative	390	281
Advisor fees	4,822	4,719
Company level expenses	723	761
Depreciation and amortization	14,847	14,024
Total operating expenses	34,442	32,441
Operating income	7,640	7,255
Other income and (expenses):
Interest expense	(5,729)	(6,616)
Income (loss) from unconsolidated real estate affiliates and fund investments	1,115	(1,261)
Gain on disposition of property	29,665	—
Total other income and (expenses)	25,051	(7,877)
Net income (loss)	32,691	(622)
Less: Net income attributable to the noncontrolling interests	(47)	(120)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$32,644	$(742)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	0.25	(0.01)
Class M	0.25	(0.01)
Class A-I	0.25	(0.01)
Class M-I	0.25	(0.01)
Class D	0.25	(0.01)
Weighted average common stock outstanding-basic and diluted	133,231,349	135,359,651
Other comprehensive gain (loss):
Foreign currency translation adjustment	—	(4)
Total other comprehensive gain (loss)	—	(4)
Net comprehensive income (loss)	$32,644	$(746)

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2018	133,307,105	$1,333	$1,522,123	$(256,811)	$(96,217)	$7,829	$1,178,257
Issuance of common stock	2,174,924	21	25,550	—	—	—	25,571
Repurchase of shares	(1,943,028)	(19)	(22,759)	—	—	—	(22,778)
Offering costs	—	—	(2,124)	—	—	—	(2,124)
Net income	—	—	—	—	32,644	47	32,691
Cash distributed to noncontrolling interests	—	—	—	—	—	(115)	(115)
Distributions declared per share ($0.13)	—	—	—	(14,985)	—	—	(14,985)
Balance, March 31, 2018	133,539,001	$1,335	$1,522,790	$(271,796)	$(63,573)	$7,761	$1,196,517
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,691	$(622)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (loss)	14,520	13,812
Gain on disposition of property and extinguishment of debt	(29,665)	—
Provision for doubtful accounts	42	18
Straight line rent	(637)	(808)
(Income) loss from unconsolidated real estate affiliates and fund investments	(1,115)	1,222
Distributions from unconsolidated real estate affiliates and fund investments	1,125	3,413
Net changes in assets, liabilities and other	(3,452)	1,323
Net cash provided by operating activities	13,509	18,358
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	—	(1,029)
Proceeds from sale of real estate investments and fixed assets	74,478	—
Capital improvements and lease commissions	(6,808)	(3,435)
Deposits for investments under contract	—	(11)
Distributions from unconsolidated real estate affiliates	—	50
Net cash provided by (used in) investing activities	67,670	(4,425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15,943	14,093
Repurchase of shares	(22,812)	(15,399)
Offering costs	(3,833)	(3,698)
Distributions to stockholders	(4,930)	(4,555)
Distributions paid to noncontrolling interests	(115)	(1,103)
Contributions received from noncontrolling interests	—	1,139
Draws on credit facility	—	15,000
Payment on credit facility	(20,000)	(10,000)
Principal payments on mortgage notes and other debt payable	(853)	(22,045)
Net cash used in financing activities	(36,600)	(26,568)
Net increase (decrease) in cash, cash equivalents and restricted cash	44,579	(12,635)
Effect of exchange rates	—	(2)
Cash, cash equivalents and restricted cash at the beginning of the period	42,432	47,749
Cash, cash equivalents and restricted cash at the end of the period	$87,011	$35,112

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted per Consolidated Statements of Cash Flows
Cash and cash equivalents	$40,647	$32,333
Restricted cash	46,364	2,462
Restricted cash included in assets held for sale	—	317
Cash, cash equivalents and restricted cash at the end of the period	$87,011	$35,112

Supplemental disclosure of cash flow information:
Interest paid	$8,377	$6,493
Non-cash activities:
Write-offs of receivables	$(19)	$35
Write-offs of retired assets and liabilities	2,161	4,583
Change in liability for capital expenditures	4,924	373
Net liabilities transferred at sale of real estate investment	659	—
Change in issuance of common stock receivable and redemption of common stock payable	288	543
Change in accrued offering costs	(1,709)	(1,822)
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2018, we owned interests in a total of 68 properties, located in 19 states.
On April 1, 2018, we converted to an “UPREIT” structure by contributing substantially all of our assets to JLLIPT Holdings LP, a Delaware limited partnership (our “operating partnership”), of which we are the initial limited partner and JLLIPT Holdings GP, LLC (our wholly owned subsidiary) is the sole general partner. We refer to this re-structuring as the “contribution.” An “Umbrella Partnership Real Estate Investment Trust,” which we refer to as an “UPREIT,” is a REIT that holds all or substantially all of its assets through a partnership in which a REIT holds an interest. We converted to this structure to facilitate tax-free contributions of properties to our operating partnership in exchange for limited partnership interests in our operating partnership. A transfer of property directly to a REIT in exchange for shares of common stock of a REIT is generally a taxable transaction to the transferring property owner. In an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction.
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission (the "SEC") (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of March 31, 2018, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I common stock in our First Extended Public Offering of $1,107,882.
On January 12, 2018, we filed a Registration Statement on Form S-11 with the SEC (Commission File No. 333-222533) to register a public offering of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “Second Extended Public Offering”). As of May 11, 2018, the Second Extended Public Offering has not been declared effective.
On March 3, 2015, we commenced a private offering (the "Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of March 31, 2018, we have raised aggregate gross proceeds from the sale of our Class D shares in our Private Offering of $68,591.
As of March 31, 2018, 69,424,705 shares of Class A common stock, 38,551,532 shares of Class M common stock, 10,838,736 shares of Class A-I common stock, 7,192,314 shares of Class M-I common stock, and 7,531,714 shares of Class D common stock were outstanding and held by a total of 12,682 stockholders.
LaSalle acts as our advisor pursuant to the second amended and restated advisory agreement between us and LaSalle (the “Advisory Agreement”). On May 8, 2018, we renewed our Advisory Agreement with our Advisor for a one-year term expiring on June 5, 2019. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.

LaSalle is a wholly-owned, but operationally independent subsidiary of our sponsor, Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed professional services firm that specializes in real estate and investment management. Affiliates of our sponsor invested an aggregate of $50,200 (with a current value of $60,735) through purchases of shares of our common stock.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly owned subsidiaries, consolidated variable interest entities ("VIE") and the unconsolidated investment in real estate affiliate accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights and the consolidation of VIEs in which we own less than a 100% interest. All significant intercompany balances and transactions have been eliminated in consolidation.

On December 20, 2017, we entered into a purchase agreement structured as a reverse 1031 exchange in order to acquire Mason Mill Distribution Center in Buford, Georgia. We loaned the qualified intermediary $30,980 to acquire the property as replacement property pursuant to the applicable Internal Revenue Service guidance. The intermediary acquiring Mason Mill Distribution Center was deemed to be a VIE for which we are deemed to be the primary beneficiary as we have the ability to direct the activities of the entity that most significantly impact its economic performance and we have all of the risks and rewards of ownership. On February 5, 2018, we sold Station Nine Apartments for $75,000 less closing costs using the sale to complete the reverse 1031 exchange for Mason Mill Distribution Center. Mason Mill Distribution Center was no longer considered a VIE on this date. As of March 31, 2018, $42,752 of the sale proceeds from Station Nine Apartments remain with the intermediary as we intend to complete a 1031 forward exchange. Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of March 31, 2018, our VIEs include The District at Howell Mill, The Edge at Lafayette, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2018, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of our outside joint venture partners.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Form 10-K filed with the SEC on March 8, 2018 (our “2017 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2017 audited consolidated financial statements included in our 2017 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At March 31, 2018 and December 31, 2017, our allowance for doubtful accounts was $396 and $296, respectively.

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At March 31, 2018, we had $42,752 of sale proceeds included in restricted cash on our Consolidated Balance Sheet.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at March 31, 2018 and December 31, 2017 was $4,153 and $3,816, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $50,649 and $47,130 at March 31, 2018 and December 31, 2017, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $9,025 and $8,300 at March 31, 2018 and December 31, 2017, respectively, on the accompanying Consolidated Balance Sheets.
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
Our real estate fund investment is accounted for under the fair value option and falls within Level 3 of the hierarchy. The fair value is recorded based upon changes in the net asset value of the limited partnership as determined from the financial statements of the real estate fund. During the three months ended March 31, 2018 and 2017 we recorded an increase in fair value of $893 and a decrease in fair value of $2,117, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on the Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $8,052 lower and $4,051 higher than the aggregate carrying amounts at March 31, 2018 and December 31, 2017, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.

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
As of March 31, 2018, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	1	$17,680
Interest Rate Swaps	6	171,400
The fair value of our interest rate caps and swaps represent assets of $5,846 and $3,366 at March 31, 2018 and December 31, 2017, respectively.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2018, we adopted Accounting Standard Update 2014-09 Revenue from Contracts with Customers (Topic 606), which uses a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model requires identification of the contract, identification of any separate performance obligations in the contract, determination and allocation of the total transaction price, and recognition of revenue as the performance obligation is satisfied. The new standard replaced most existing revenue guidance within U.S. GAAP. Our arrangements with customers are principally determined to be leases (which are outside the scope of this new revenue guidance). We do account for certain point-of-sale transactions including daily parking (recorded in tenant recoveries and other rental income in our Consolidated Statement of Operations and Comprehensive Income) in accordance with the new revenue standard. The pattern and timing of revenue recognition for these point of sale transactions is consistent with prior accounting model. We adopted the standard using the cumulative effect transition method however the adoption did not result in a cumulative-effect adjustment.

Effective January 1, 2018, we adopted Accounting Standard Update 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, on a modified retrospective basis. This new pronouncement, which added guidance for partial sales of nonfinancial assets and clarified the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including sale of real estate transactions) for which the counterparty is not a customer. The sale of real estate is reported in gain on disposition of property on our Consolidated Statements of Operations and Comprehensive Income (Loss). The adoption of this pronouncement did not have a material effect on our financial statements and did not result in a cumulative-effect adjustment.
Effective January 1, 2018, we adopted Accounting Standard Update 2016-15 Statement of Cash Flows (Topic 230). The new guidance was intended to reduce the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the standard required the classification of eight specific issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. The adoption of this pronouncement did not have a material effect on our financial statements and related disclosures.
Effective January 1, 2018, we adopted Accounting Standard Update 2016-18 Statement of Cash Flows (Topic 230) – Restricted Cash. The new guidance required that restricted cash be included as a component of total cash and cash equivalents as presented on the statement of cash flows. The standard resulted in a decrease in net cash used in investing activities from ($5,237) to ($4,425) for the three months ended March 31, 2017.

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. There were no consolidated properties acquired during the three months ended March 31, 2018.
Disposition
On February 5, 2018, we sold Station Nine Apartments for approximately $75,000 less closing costs. We recorded a gain on the sale of the property in the amount of $29,665.
NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
Chicago Parking Garage
Chicago Parking Garage is a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois owned as a condominium interest. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At March 31, 2018 and December 31, 2017, the carrying amount of our investment in Chicago Parking Garage was $17,094 and $17,046, respectively.
Pioneer Tower
On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750 using cash on hand. Pioneer Tower sits atop a retail property owned by an independent third party. The land under the property is owned as a condominium interest with the owner of the retail property. In accordance with authoritative guidance, Pioneer Tower is accounted for as an investment in an unconsolidated real estate affiliate. At March 31, 2018 and December 31, 2017, the carrying amount of our investment in Pioneer Tower was $114,642 and $115,593, respectively.
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Total revenues	$3,013	$2,986
Total operating expenses	2,790	2,728
Net income	$223	$258
Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. In December 2017, the 51% owner of the NYC Retail Portfolio entered into an agreement to sell their interest to a group of investors including some existing investors in the NYC Retail Portfolio along with some new investors.  The transaction will take place over a period not to exceed two years and will be structured in the form of a series of like-kind exchanges funded by the new investor group. We chose not to increase our investment in the NYC Retail Portfolio. As of March 31, 2018, the NYC Retail Portfolio owned 13 retail properties totaling approximately 2,451,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. The Company has no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations and Comprehensive Income (Loss) within income from unconsolidated real estate affiliates and fund investments. As of March 31, 2018 and December 31, 2017, the carrying amount of our investment in the NYC Retail Portfolio was $94,563 and $93,670, respectively. During the three months ended March 31, 2018 we recorded an increase in the fair value of our investment in the NYC Retail Portfolio of $893 and received no cash distributions. During the three months ended March 31, 2017 we recorded a decrease in the fair value of our investment in the NYC Retail Portfolio of $2,117 and we received a distribution of income totaling $637. This cash distribution increased equity in income of unconsolidated real estate affiliates and fund investments. On January 17, 2017, a 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished.
Summarized Statement of Operations - NYC Retail Portfolio Investment - Fair Value Option Investment

	Three Months Ended:
	March 31, 2018	March 31, 2017
Total revenue	$1,871	$3,450

Net investment income	1,512	3,119
Net change in unrealized gain (loss) on investment in real estate venture	2,959	(7,650)
Net income (loss)	$4,471	$(4,531)
NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			March 31, 2018	December 31, 2017
Mortgage notes payable	December 1, 2018 - March 1, 2054	3.00% - 5.30%	$665,059	$665,912
Credit facility
Revolving line of credit	May 26, 2020	3.23%	100,000	120,000
Term loans	May 26, 2022	3.10%	100,000	100,000
TOTAL			$865,059	$885,912
Net debt discount on assumed debt and debt issuance costs			(6,609)	(6,890)
Mortgage notes and other debt payable, net			$858,450	$879,022
Aggregate future principal payments of mortgage notes and other debt payable as of March 31, 2018 are as follows:

Year	Amount
2018	$20,959
2019	13,717
2020	176,075
2021	29,295
2022	107,314
Thereafter	517,699
Total	$865,059

Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan (the “Term Loan”). On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year Term Loan maturing on May 26, 2022. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 26, 2020 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the ability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of March 31, 2018, we believe no material adverse effects had occurred.
Borrowings under the Credit Facility are guaranteed by us and certain of our subsidiaries. The Credit Facility requires the maintenance of certain financial covenants, including: (i) unencumbered property pool leverage ratio; (ii) debt service coverage ratio; (iii) maximum total leverage ratio; (iv) fixed charges coverage ratio; (v) minimum net asset value; (vi) maximum secured debt ratio; (vii) maximum secured recourse debt ratio; (viii) maximum permitted investments; and (ix) unencumbered property pool criteria. The Credit Facility provides the flexibility to move assets in and out of the unencumbered property pool during the term of the Credit Facility. At March 31, 2018, we had $100,000 outstanding under the Revolving Line of Credit at a blended rate of 3.23% (LIBOR + 1.35%) and $100,000 outstanding under the Term Loans at LIBOR + 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at March 31, 2018).
Covenants
At March 31, 2018, we were in compliance with all debt covenants.

Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at March 31, 2018 and December 31, 2017 was $3,688 and $3,377, respectively.
NOTE 6—COMMON STOCK
We have five classes of common stock: Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of net asset value ("NAV"), are as follows:

	Selling Commission (1)	Dealer Manager Fee (2)
Class A Shares (3)	up to 3.0%	1.05%
Class M Shares	None	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares (3)	None	0.05%
Class D Shares (4)	up to 1.0%	None

(1)	Selling commissions are paid on the date of sale of our common stock.

(2)
We accrue all future dealer manager fees up to the ten percent regulatory limitation as accrued offering costs on our Consolidated Balance Sheets on the date of sale of our common stock. For NAV calculation purposes, dealer manager fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee.

(3)	Effective April 1, 2018, we decreased the Dealer Manager Fee on Class A shares from 1.05% to 0.85% and eliminated the Dealer Manager Fee on Class M-I shares.

(4)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.

Stock Transactions
The stock transactions for each of our classes of common stock for the three months ended March 31, 2018 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2017	69,482,276	37,913,989	10,957,660	7,421,466	7,531,714
Issuance of common stock	818,027	1,096,010	65,806	195,081	—
Repurchase of common stock	(875,598)	(458,467)	(184,730)	(424,233)	—
Balance, March 31, 2018	69,424,705	38,551,532	10,838,736	7,192,314	7,531,714
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the three months ended March 31, 2018 were as follows:

	Three Months Ended
	March 31, 2018
	# of shares	Amount
Class A Shares	818,027	$9,665
Class M Shares	1,096,010	12,880
Class A-I Shares	65,806	772
Class M-I Shares	195,081	2,254
Total		$25,571
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the three months ended March 31, 2018, we repurchased 1,943,028 shares of common stock in the amount of $22,778. During the three months ended March 31, 2017, we repurchased 1,402,899 shares of common stock in the amount of $15,875.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the three months ended March 31, 2018, we issued 795,606 shares of common stock for $9,311 under the distribution reinvestment plan. For the three months ended March 31, 2017, we issued 887,721 shares of common stock for $10,010 under the distribution reinvestment plan.
Earnings Per Share
We compute net income per share for Class A, Class M, Class A-I, Class M-I and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 7- Related Party Transactions), which may impact the net income of each class of common stock differently. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income (Loss), the net income (loss) per share will be the same for each class of common stock.
Basic and diluted net income per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. We have not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income (loss) per share for a given class of common stock is the same for each period presented.
The following table sets forth the computation of basic and diluted net income (loss) per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended March 31, 2018
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$17,024	$9,366	$2,667	$1,743	$1,844
Weighted average number of common shares outstanding	69,471,681	38,229,153	10,879,108	7,119,693	7,531,714
Basic and diluted net income per share:	$0.25	$0.25	$0.25	$0.25	$0.25

	Three Months Ended March 31, 2017
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(383)	$(202)	$(72)	$(41)	$(44)
Weighted average number of common shares outstanding	70,009,919	36,763,841	13,067,220	7,555,178	7,963,493
Basic and diluted net loss per share:	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until the registration statement is determined effective by the SEC, following which time we will commence reimbursing LaSalle over 36 months. Following the First Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the First Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the First Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2018 and December 31, 2017, LaSalle had paid $1,062 and $1,049, respectively, of organization and offering costs on our behalf which we had not yet been reimbursed. These costs are included in Accrued offering costs on the Consolidated Balance Sheets.
NOTE 7—RELATED PARTY TRANSACTIONS
On October 1, 2012, we entered into a first amended and restated advisory agreement with LaSalle (the"Advisory Agreement"), pursuant to which we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On May 8, 2018, we renewed our Advisory Agreement for a one year term expiring on June 5, 2019.
Fixed advisory fees for the three months ended March 31, 2018 and 2017 were $4,822 and $4,719, respectively. There were no performance fees for the three months ended March 31, 2018 and 2017. Included in Advisor fees payable at March 31, 2018 was $1,667 of fixed fee expense. Included in Advisor fees payable for the year ended December 31, 2017 was $1,660 of fixed fee and $1,269 of performance fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three months ended March 31, 2018 and 2017, JLL Americas was paid $215 and $186, respectively, for property management and leasing services.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three months ended March 31, 2018 and 2017, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,469 and $2,500, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs, at March 31, 2018 and December 31, 2017 were $73,812 and $75,301 of future dealer manager fees payable, respectively.
As of March 31, 2018 and December 31, 2017, we owed $1,062 and $1,049, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.

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

NOTE 9—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income (loss) for the three months ended March 31, 2018 and 2017.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of March 31, 2018	$553,875	$485,489	$262,759	$569,953	$20,792	$1,892,868
Assets as of December 31, 2017	599,794	489,112	263,883	575,093	20,845	1,948,727

Three Months Ended March 31, 2018
Revenues:
Minimum rents	$11,222	$7,608	$6,358	$8,769	$66	$34,023
Tenant recoveries and other rental income	1,143	2,609	653	3,038	616	8,059
Total revenues	$12,365	$10,217	$7,011	$11,807	$682	$42,082
Operating expenses:
Real estate taxes	$2,095	$1,993	$745	$1,532	$113	$6,478
Property operating expenses	3,265	650	1,352	1,664	209	7,140
Provision for doubtful accounts	—	—	—	42	—	42
Total segment operating expenses	$5,360	$2,643	$2,097	$3,238	$322	$13,660
Operating income - Segments	$7,005	$7,574	$4,914	$8,569	$360	$28,422

Capital expenditures by segment	$1,096	$159	$36	$568	$21	$1,880

Reconciliation to net income
Operating income - Segments						$28,422
Property general and administrative						390
Advisor fees						4,822
Company level expenses						723
Depreciation and amortization						14,847
Operating income						$7,640
Other income and (expenses):
Interest expense						$(5,729)
Income from unconsolidated real estate affiliates and fund investments						1,115
Gain on disposition of property						29,665
Total other income and (expenses)						$25,051
Net income						$32,691

Reconciliation to total consolidated assets as of March 31, 2018
Assets per reportable segments						$1,892,868
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						293,018
Total consolidated assets						$2,185,886

Reconciliation to total consolidated assets as of December 31, 2017
Assets per reportable segments						$1,948,727
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						248,380
Total consolidated assets						$2,197,107

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended March 31, 2017
Revenues:
Minimum rents	$9,392	$7,672	$6,957	$7,606	$69	$31,696
Tenant recoveries and other rental income	1,055	2,472	1,286	2,523	664	8,000
Total revenues	$10,447	$10,144	$8,243	$10,129	$733	$39,696
Operating expenses:
Real estate taxes	$1,515	$2,075	$937	$1,434	$113	$6,074
Property operating expenses	2,635	595	1,758	1,352	224	6,564
Provision for (recovery of) doubtful accounts	11	—	(3)	10	—	18
Total segment operating expenses	$4,161	$2,670	$2,692	$2,796	$337	$12,656
Operating income - Segments	$6,286	$7,474	$5,551	$7,333	$396	$27,040

Capital expenditures by segment	$318	$331	$1,624	$698	$183	$3,154

Reconciliation to net loss
Operating income - Segments						$27,040
Property general and administrative						281
Advisor fees						4,719
Company level expenses						761
Depreciation and amortization						14,024
Operating income						$7,255
Other income and (expenses):
Interest expense						$(6,616)
Loss from unconsolidated real estate affiliates and fund investments						(1,261)
Total other income and (expenses)						$(7,877)
Net loss						$(622)

NOTE 10—DISTRIBUTIONS PAYABLE
On March 6, 2018, our board of directors approved a gross dividend for the first quarter of 2018 of $0.13 per share to stockholders of record as of March 28, 2018. The dividend was paid on May 1, 2018. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.13 per share, less applicable class-specific fees, if any.
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
NOTE 12—SUBSEQUENT EVENTS
On April 1, 2018, we converted to an UPREIT by contributing substantially all of our assets to our operating partnership.
On April 1, 2018, we reduced the dealer manager fees on our Class A Shares from 1.05% to 0.85% of NAV and we completely eliminated the fee on Class M-I Shares, which was previously 0.05%.
On May 8, 2018, our board of directors approved a gross dividend for the second quarter of 2018 of $0.13 per share to stockholders of record as of June 28, 2018. The dividend will be paid on or around August 1, 2018. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.13 per share, less applicable class-specific fees, if any.
On May 8, 2018, we renewed our Advisory Agreement for a one year term expiring on June 5, 2019.

*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2017 Form 10-K and our periodic reports filed with the SEC.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of March 31, 2018, were comprised of:
Apartment

•	The Edge at Lafayette,

•	Townlake of Coppell,

•	AQ Rittenhouse,

•	Lane Parke Apartments,

•	Dylan Point Loma,

•	The Penfield,

•	180 North Jefferson,

•	Jory Trail at the Grove (acquired in 2017) and

•	The Reserve at Johns Creek (acquired in 2017).
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center,

•	Charlotte Distribution Center,

•	DFW Distribution Center,

•	O'Hare Industrial Portfolio,

•	Tampa Distribution Center,

•	Aurora Distribution Center,

•	Valencia Industrial Portfolio,

•	Pinole Point Distribution Center and

•	Mason Mill Distribution Center (acquired in 2017).
Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	140 Park Avenue and

•	San Juan Medical Center.
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons,

•	Whitestone Market,

•	Maui Mall,

•	Silverstone Marketplace,

•	Kierland Village Center,

•	Timberland Town Center and

•	Montecito Marketplace (acquired in 2017).
Other

•	South Beach Parking Garage.
Sold Properties

•	Railway Street Corporate Centre (transferred to lender in 2017),

•	14600 Sherman Way (sold in 2017),

•	14624 Sherman Way (sold in 2017),

•	Joliet Distribution Center (sold in 2017) and

•	Station Nine Apartments (sold in 2018).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of the Chicago Parking Garage, the NYC Retail Portfolio and Pioneer Tower (office) as of March 31, 2018.
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
Estimated Percent of Fair Value as of March 31, 2018:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.
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

Properties
Properties owned at March 31, 2018 are as follows:

					Percentage Leased as of March 31, 2018
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	92%
Townlake of Coppell (1)	Coppell, TX	May 22, 2015	90	351,000	93
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	96
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	97
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	94
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	98
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	98
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	98
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	95
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	—
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center:
3800 1st Avenue South	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue South	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue South	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center:
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O’Hare Industrial Portfolio:
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	91
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
24823 Anza Drive	Santa Clarita, CA	June 29, 2016	100	31,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100

Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	85
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88	306,000	88
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	99
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	94
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	94
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	97
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	95
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	97
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	99
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	99
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	99
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100	167,000	N/A
NYC Retail Portfolio (4)	NY/NJ	December 8, 2015	14	2,451,000	95
Pioneer Tower (5)	Portland, OR	June 28, 2016	100	296,000	90

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	The parking garage contains 343 stalls. This property is owned subject to a ground lease.

(3)	We own a condominium interest in the building that contains a 366 stall parking garage.

(4)	We own an approximate 14% interest in a portfolio of 13 urban infill retail properties located in the greater New York City area.

(5)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.
Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of March 31, 2018:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	9	2,142,000	20%	96%	$22.18
Industrial	28	5,942,000	56	93	5.24
Office	4	655,000	6	92	41.14
Retail	11	1,675,000	16	95	20.64
Other	1	130,000	1	N/A	N/A
Total	53	10,544,000	100%	94%	$13.51

(1)	Amount calculated as in-place minimum base rent for all occupied space at March 31, 2018 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of March 31, 2018, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $12.68 for our consolidated properties.

Recent Events and Outlook
General Company and Market Commentary
On January 16, 2015, we commenced our First Extended Public Offering of up to $2,700,000 in any combination of Class A, Class M, Class A-I and Class M-I shares of common stock, consisting of up to $2,400,000 of shares in our primary offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. The Dealer Manager, LaSalle Investment Management Distributors, LLC, distributes shares of our common stock in our First Extended Public Offering. We intend to primarily use the net proceeds from the offering, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
On March 3, 2015, we commenced a private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offering will be used for the same corporate purposes as the proceeds from the First Extended Public Offering.
On January 12, 2018, we filed a Registration Statement on Form S-11 with the SEC to register our Second Extended Public Offering of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. As of May 11, 2018, the Second Extended Public Offering has not been declared effective.
Over the past five years we have acquired 65 properties (all of these consistent with our investment strategy), sold 30 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of March 31, 2018, we raised gross proceeds of over $1,540,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $1,960,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $397,000 and repurchase shares of our common stock for approximately $335,000.
Property Dispositions
On February 5, 2018, we sold Station Nine Apartments for approximately $75,000 less closing costs. We recorded a gain on the sale of the properties in the amount of $29,665.
Stock Repurchases
For the three months ended March 31, 2018, we repurchased $22,812 of shares of our common stock through the share repurchase plan.
Subsequent Events
On April 1, 2018, we converted to an UPREIT by contributing substantially all of our assets to our operating partnership. We converted to an UPREIT to allow us to acquire properties and grow the portfolio using partnership units in tax advantage exchanges with sellers.
On April 1, 2018, we reduced the dealer manager fees on our Class A Shares from 1.05% to 0.85% of NAV and we completely eliminated the fee on Class M-I Shares. As dealer manager fees are deducted quarterly from dividends paid to stockholders, these reductions in share class specific expenses effectively result in a comparable 5.9% increase in any future dividends paid to Class A stockholders and a 1.1% increase for Class M-I stockholders. These expense reductions will be reflected in our second quarter 2018 dividend declaration, payable on or around August 1, 2018.
On May 8, 2018, our board of directors approved a gross dividend for the second quarter of 2018 of $0.13 per share to stockholders of record as of June 28, 2018. The dividend will be paid on or around August 1, 2018. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.13 per share, less applicable class-specific fees, if any.
On May 8, 2018, we renewed our Advisory Agreement for one year expiring on June 5, 2019.

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

We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 38% as of March 31, 2018.
2018 Key Initiatives
During 2018, we intend to use capital raised from our public and private offerings to make new acquisitions that will further our investment objectives and are consistent with our investment strategy. Likely acquisition candidates may include well-located, well-leased industrial properties, grocery-anchored community-oriented retail properties and apartment properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our Revolving Line of Credit to allow us to efficiently manage our cash flows.

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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the three months ended March 31, 2018 and 2017 are referred to as our comparable properties.
Results of Operations for the Three Months Ended March 31, 2018 and 2017
Revenues
The following chart sets forth revenues by reportable segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ Change	% Change
Revenues:
Minimum rents
Apartment	$8,585	$8,049	$536	6.7%
Industrial	7,206	7,481	(275)	(3.7)
Office	6,358	6,024	334	5.5
Retail	7,780	7,606	174	2.3
Other	66	69	(3)	(4.3)
Comparable properties total	$29,995	$29,229	$766	2.6%
Recent acquisitions and sold properties	4,028	2,467	1,561	63.3
Total minimum rents	$34,023	$31,696	$2,327	7.3%

Tenant recoveries and other rental income
Apartment	$883	$824	$59	7.2%
Industrial	2,497	2,368	129	5.4
Office	653	772	(119)	(15.4)
Retail	2,763	2,524	239	9.5
Other	616	664	(48)	(7.2)
Comparable properties total	$7,412	$7,152	$260	3.6%
Recent acquisitions and sold properties	647	848	(201)	(23.7)
Total tenant recoveries and other rental income	$8,059	$8,000	$59	0.7%
Total revenues	$42,082	$39,696	$2,386	6.0%
Minimum rents at comparable properties increased by $766 for the three months ended March 31, 2018 as compared to the same period in 2017. The increase is primarily due to increases of $461 at Dylan Point Loma and $338 at 111 Sutter Street related to increased occupancy during the three months ended March 31, 2018 when compared to the same period in 2017. Partially offsetting these increases is a decrease of $322 at Kendall Distribution Center related to decreased occupancy during the three months ended March 31, 2018 as compared to the same period in 2017.
Tenant recoveries and other rental income relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $260 for the three months ended March 31, 2018 as compared to the same period in 2017. The increase is primarily related to increased property operating expenses and real estate taxes during the three months ended March 31, 2018 when compared to the same period in 2017.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$1,687	$1,355	$332	24.5%
Industrial	1,912	1,930	(18)	(0.9)
Office	745	735	10	1.4
Retail	1,463	1,434	29	2.0
Other	113	113	—	—
Comparable properties total	$5,920	$5,567	$353	6.3%
Recent acquisitions and sold properties	558	507	51	10
Total real estate taxes	$6,478	$6,074	$404	6.7%

Property operating expenses
Apartment	$2,562	$2,291	$271	11.8%
Industrial	618	540	78	14.4
Office	1,328	1,279	49	3.8
Retail	1,478	1,352	126	9.3
Other	209	224	(15)	(6.7)
Comparable properties total	$6,195	$5,686	$509	9.0%
Recent acquisitions and sold properties	945	859	86	10.0
Total property operating expenses	$7,140	$6,545	$595	9.1%

Provision for doubtful accounts
Apartment	$—	$12	$(12)	(100.0)%
Retail	42	11	31	281.8
Comparable properties total	$42	$23	$19	82.6%
Recent acquisitions and sold properties	—	(5)	5	(100.0)
Total provision for doubtful accounts	$42	$18	$24	133.3%
Total operating expenses	$13,660	$12,637	$1,023	8.1%
Real estate taxes at comparable properties increased by $353 for the three months ended March 31, 2018 as compared to the same period in 2017. The increase is primarily related to properties in the apartment segment having higher tax assessments during the three months ended March 31, 2018 as compared to the same period in 2017. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $509 for the three months ended March 31, 2018 as compared to the same period in 2017. The apartment segment increase is primarily related to increases of $110 at 180 North Jefferson primarily due to higher leasing commissions and utility expenses and $91 at Townlake of Coppell due to higher repairs and maintenance expenses and turnover costs. Within our retail segment, $90 of the increase is related to non-routine repair and maintenance and landscaping projects incurred during the three months ended March 31, 2018. The vacancy at 105 Kendall caused an increase of $50 in our industrial segment operating expenses as these expenses were previously the responsibility of the tenant.
Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts at comparable properties increased slightly for the three months ended March 31, 2018 as compared to the same period in 2017. Our total provision for doubtful accounts continues to be a minimal percentage of total revenues.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ Change	% Change
Property general and administrative	$390	$281	$109	38.8%
Advisor fees	4,822	4,719	103	2.2
Company level expenses	723	761	(38)	(5.0)
Depreciation and amortization	14,847	14,024	823	5.9
Interest expense	5,729	6,616	(887)	(13.4)
Income from unconsolidated affiliates and fund investments	(1,115)	1,261	(2,376)	(188.4)
Gain on disposition of property	(29,665)	—	(29,665)	100.0
Total expenses	$(4,269)	$27,662	$(31,931)	(115.4)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $109 primarily due to the acceleration of state franchise taxes related to the sale of Station Nine Apartments that occurred during the three months ended March 31, 2018.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, wherein our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $103 for the three months ended March 31, 2018 as compared to the same period of 2017 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses remained consistent for the three months ended March 31, 2018 as compared to the same period in 2017.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $823 in depreciation and amortization expense for the three months ended March 31, 2018 as compared to the same period in 2017 is primarily related to our acquisitions that occurred in 2017.
Interest expense decreased by $887 for the three months ended March 31, 2018 as compared to the same period in 2017 primarily as a result of unrealized gains on our interest rate swaps more than offsetting the increase in interest expense on our Credit Facility, as a result of our higher outstanding balance.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage and Pioneer Tower as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended March 31, 2018, we recorded a $893 increase in the fair value of our investment in the NYC Retail Portfolio as compared to a $2,117 decrease in fair value during the same period of 2017.
Gain on disposition of property of $29,665 is related to the disposition of Station Nine Apartments during the three months ended March 31, 2018.

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
The following table presents a reconciliation of the most comparable GAAP amount of net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income (loss) to NAREIT FFO	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$32,644	$(742)
Real estate depreciation and amortization (1)	16,455	15,627
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(30,557)	2,117
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$18,542	$17,002
Weighted average shares outstanding, basic and diluted	133,231,349	135,359,651
NAREIT FFO per share, basic and diluted	$0.14	$0.13

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$18,542	$17,002
Straight-line rental income (1)	(639)	(960)
Amortization of above- and below-market leases (1)	(850)	(862)
Amortization of net discount on assumed debt (1)	(35)	(54)
Gain on derivative instruments and extinguishment or modification of debt (1)	(2,537)	(217)
Adjustment for investment accounted for under the fair value option (2)	1,060	377
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$15,541	$15,286
Weighted average shares outstanding, basic and diluted	133,231,349	135,359,651
AFFO per share, basic and diluted	$0.12	$0.11

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.
NAV as of March 31, 2018
The following table provides a breakdown of the major components of our NAV as of March 31, 2018:

	March 31, 2018
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,259,048	$700,734	$197,094	$130,798	$136,777	$2,424,451
Debt	(482,203)	(268,374)	(75,485)	(50,094)	(52,384)	(928,540)
Other assets and liabilities, net	37,109	20,653	5,809	3,855	4,031	71,457
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$813,954	$453,013	$127,418	$84,559	$88,424	$1,567,368
Number of outstanding shares	69,424,705	38,551,532	10,838,736	7,192,314	7,531,714
NAV per share	$11.72	$11.75	$11.76	$11.76	$11.74

(1)	The value of our real estate investments was greater than the historical cost by 7.4% as of March 31, 2018.
The following table provides a breakdown of the major components of our NAV as of December 31, 2017:

	December 31, 2017
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,287,772	$704,255	$203,624	$137,921	$139,774	$2,473,346
Debt	(493,261)	(269,754)	(77,995)	(52,828)	(53,538)	(947,376)
Other assets and liabilities, net	16,276	8,901	2,573	1,742	1,766	31,258
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$810,787	$443,402	$128,202	$86,835	$88,002	$1,557,228
Number of outstanding shares	69,482,276	37,913,989	10,957,660	7,421,466	7,531,714
NAV per share	$11.67	$11.69	$11.70	$11.70	$11.68

(1)	The value of our real estate investments was greater than the historical cost by 6.9% as of December 31, 2017.
The increase in NAV per share from December 31, 2017 to March 31, 2018, was related to a net increase of 0.46% in the value of our portfolio. Property operations for the three months ended March 31, 2018 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2018:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.36%	5.73%	5.74%	5.69%	6.25%	5.64%
Discount rate/internal rate of return (IRR)	6.57	6.31	6.49	6.40	8.16	6.47
Annual market rent growth rate	3.05	3.00	2.79	3.10	3.31	3.01
Holding period (years)	10.00	10.00	10.00	10.00	21.97	10.20

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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		March 31, 2018	December 31, 2017
Discount Rate - weighted average	0.25% increase	(1.9)%	(1.8)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.6)%	(2.6)
Annual market rent growth rate - weighted average	0.25% decrease	(1.3)%	(1.2)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $10,819 lower and
$3,061 higher than the carrying values at March 31, 2018 and December 31, 2017, respectively. The NAV per share would have increased by $0.08 and decreased by $0.02 per share at March 31, 2018 and December 31, 2017, respectively, if the
Company were to have included the fair value of its mortgage notes and other debt payable in its methodology to determine NAV.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Line of Credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ Change
Net cash provided by operating activities	$13,509	$18,358	$(4,849)
Net cash provided by (used in) investing activities	67,670	(4,425)	72,095
Net cash used in financing activities	(36,600)	(26,568)	(10,032)
Cash provided by operating activities decreased $4,849 for the three months ended March 31, 2018 as compared to the same period in 2017. Cash from operating activities decreased during the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to changes of $4,775 in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, advisor fee payable and accounts payable and other accrued expenses.
Cash provided by (used in) investing activities increased by $72,095 for the three months ended March 31, 2018 as compared to the same period in 2017. The increase was primarily related to an increase in cash from the sale of Station Nine Apartments during the three months ended March 31, 2018.
Cash used in financing activities increased by $10,032 for the three months ended March 31, 2018 as compared to the same period in 2017. The change is primarily related to a decrease of $5,698 in net proceeds received from the sale of common stock during 2018 as compared to the same period in 2017. Additionally, there was an increase in net paydowns from mortgage note payables and other debt payable of $3,808 during the three months ended March 31, 2018 as compared to the same period in 2017.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at March 31, 2018 and December 31, 2017:

	Consolidated Debt
	March 31, 2018		December 31, 2017
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$747,379	3.66%	$748,232	3.66%
Variable	117,680	3.40	137,680	3.06
Total	$865,059	3.63%	$885,912	3.57%
Covenants
At March 31, 2018, we were in compliance with all debt covenants.
Other Sources
On January 16, 2015, our First Extended Public Offering registration statement was declared effective with the SEC (Commission File No. 333-196886) to register up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each three-year offering period, subject to regulatory approval. We intend to use the net proceeds from the First Extended Public Offering, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan.
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our Private Offering will be used for the same corporate purposes as the proceeds of our First Extended Public Offering. We will reserve the right to terminate the Private Offering at any time and to extend the Private Offering term to the extent permissible under applicable law.
On January 12, 2018, we filed a registration statement on Form S-11 with the SEC (Commission File No. 333-222533) to register our Second Extended Public Offering of $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. As of May 11, 2018, the Second Extended Public Offering has not been declared effective. Proceeds from our Second Extended Public Offering will be used for the same corporate purposes as the proceeds of the First Extended Public Offering.
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

Off Balance Sheet Arrangements
At March 31, 2018, we had approximately $109 in an outstanding letter of credit which is not reflected on our balance sheet. We have no other off balance sheet arrangements.

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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of March 31, 2018, we had consolidated debt of $865,059, which included $117,680 of variable-rate debt. Including the $6,609 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $858,450 at March 31, 2018. We also entered into interest rate cap and swap agreements on $189,080 of debt which cap the LIBOR rate at between 1.0% and 3.3%. A 0.25% movement in the interest rate on the $117,680 of variable-rate debt would have resulted in a $294 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2018, the fair value of our mortgage notes payable was estimated to be $8,052 lower than the carrying value of $865,059. If treasury rates were 0.25% higher at March 31, 2018, the fair value of our mortgage notes payable would have been $18,712 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The most significant risk factors applicable to the Company are described in Item 1A to our 2017 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

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
During the three months ended March 31, 2018, we repurchased 1,943,028 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2018	1,214,709	$11.71	1,214,709	—
February 1 - February 28, 2018	351,646	11.73	351,646	—
March 1 - March 31, 2018	376,673	11.77	376,673	—
(1)     Redemptions are limited as described above.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended March 31, 2018.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 11, 2018	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 11, 2018	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer