Form 10-Q
period 2018-06-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2018-08-10
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on August 10, 2018 were 70,211,595 shares of Class A Common Stock, 39,222,167 shares of Class M Common Stock, 11,015,183 of Class A-I Common Stock, 8,011,529 of Class M-I Common Stock and 7,108,702 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $25,441 and $28,847, respectively)	$395,741	$388,849
Buildings and equipment (including from VIEs of $156,010 and $178,452, respectively)	1,517,764	1,465,448
Less accumulated depreciation (including from VIEs of $(25,332) and $(23,379), respectively)	(131,061)	(112,132)
Net property and equipment	1,782,444	1,742,165
Investment in unconsolidated real estate affiliates	130,485	132,639
Real estate fund investment	93,451	93,670
Investments in real estate and other assets held for sale	—	45,116
Net investments in real estate	2,006,380	2,013,590
Cash and cash equivalents (including from VIEs of $5,525 and $5,835, respectively)	37,320	39,700
Restricted cash (including from VIEs of $597 and $465, respectively)	3,596	2,536
Tenant accounts receivable, net (including from VIEs of $1,411 and $1,416, respectively)	3,976	4,955
Deferred expenses, net (including from VIEs of $347 and $316, respectively)	9,358	9,723
Acquired intangible assets, net (including from VIEs of $6,244 and $11,249, respectively)	95,671	103,226
Deferred rent receivable, net (including from VIEs of $1,081 and $1,065, respectively)	18,240	16,874
Prepaid expenses and other assets (including from VIEs of $175 and $125, respectively)	10,017	6,503
TOTAL ASSETS	$2,184,558	$2,197,107
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $99,816 and $99,988, respectively)	$857,515	$879,022
Liabilities held for sale	—	407
Accounts payable and other accrued expenses (including from VIEs of $2,105 and $1,839, respectively)	13,880	18,473
Accrued offering costs	74,207	76,583
Distributions payable	15,478	14,232
Accrued interest (including from VIEs of $367 and $361, respectively)	1,895	2,360
Accrued real estate taxes (including from VIEs of $1,673 and $1,666, respectively)	6,871	5,195
Advisor fees payable	1,644	2,929
Acquired intangible liabilities, net	18,042	19,649
TOTAL LIABILITIES	989,532	1,018,850
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 69,592,226 and 69,482,276 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	696	695
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 38,833,664 and 37,913,989 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	388	379
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 10,905,933 and 10,957,660 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	109	110
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 7,821,245 and 7,421,466 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	78	74
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 7,531,714 and 7,531,714 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	75	75
Additional paid-in capital (net of offering costs of $138,538 and $133,753 as of June 30, 2018 and December 31, 2017, respectively)	1,533,763	1,522,123
Distributions to stockholders	(287,278)	(256,811)
Accumulated deficit	(60,467)	(96,217)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,187,364	1,170,428
Noncontrolling interests	7,662	7,829
Total equity	1,195,026	1,178,257
TOTAL LIABILITIES AND EQUITY	$2,184,558	$2,197,107
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenues:
Minimum rents	$34,014	$32,113	$68,037	$63,809
Tenant recoveries and other rental income	8,213	8,314	16,272	16,314
Total revenues	42,227	40,427	84,309	80,123
Operating expenses:
Real estate taxes	6,162	6,108	12,640	12,182
Property operating expenses	7,273	6,860	14,413	13,424
Provision for doubtful accounts	72	31	114	49
Property general and administrative	246	275	636	556
Advisor fees	4,950	4,822	9,772	9,541
Company level expenses	789	478	1,512	1,239
Depreciation and amortization	15,041	14,091	29,888	28,115
Total operating expenses	34,533	32,665	68,975	65,106
Operating income	7,694	7,762	15,334	15,017
Other income and (expenses):
Interest expense	(7,326)	(7,029)	(13,055)	(13,645)
Income from unconsolidated real estate affiliates and fund investments	2,790	3,169	3,905	1,908
Gain on disposition of property	—	—	29,665	—
Total other income and (expenses)	(4,536)	(3,860)	20,515	(11,737)
Net income	3,158	3,902	35,849	3,280
Less: Net income attributable to the noncontrolling interests	(52)	(104)	(99)	(224)
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$3,106	$3,798	$35,750	$3,056
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	0.02	0.03	0.27	0.02
Class M	0.02	0.03	0.27	0.02
Class A-I	0.02	0.03	0.27	0.02
Class M-I	0.02	0.03	0.27	0.02
Class D	0.02	0.03	0.27	0.02
Weighted average common stock outstanding-basic and diluted	134,233,903	135,789,443	133,735,396	135,575,735
Other comprehensive loss:
Foreign currency translation adjustment	—	(8)	—	(12)
Total other comprehensive loss	—	(8)	—	(12)
Net comprehensive income	$3,106	$3,790	$35,750	$3,044

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2018	133,307,105	$1,333	$1,522,123	$(256,811)	$(96,217)	$7,829	$1,178,257
Issuance of common stock	4,587,394	45	54,136	—	—	—	54,181
Repurchase of shares	(3,209,717)	(32)	(37,710)	—	—	—	(37,742)
Offering costs	—	—	(4,786)	—	—	—	(4,786)
Net income	—	—	—	—	35,750	99	35,849
Cash distributed to noncontrolling interests	—	—	—	—	—	(266)	(266)
Distributions declared per share ($0.26)	—	—	—	(30,467)	—	—	(30,467)
Balance, June 30, 2018	134,684,782	$1,346	$1,533,763	$(287,278)	$(60,467)	$7,662	$1,195,026
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,849	$3,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,309	27,630
Gain on disposition of property	(29,665)	—
Provision for doubtful accounts	114	49
Straight line rent	(1,411)	(1,535)
Income from unconsolidated real estate affiliates and fund investments	(3,905)	(1,908)
Distributions from unconsolidated real estate affiliates and fund investments	2,797	6,940
Net changes in assets, liabilities and other	(2,726)	3,810
Net cash provided by operating activities	30,362	38,266
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(57,458)	(1,029)
Proceeds from sale of real estate investments and fixed assets	74,478	—
Capital improvements and lease commissions	(9,822)	(6,514)
Investment in unconsolidated real estate affiliates	—	(90)
Deposits for investments under contract	—	(3,000)
Deposits refunded for investments under contract	—	50
Distributions from unconsolidated real estate affiliates	3,482	—
Net cash provided by (used in) investing activities	10,680	(10,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	34,843	26,655
Repurchase of shares	(37,774)	(45,122)
Offering costs	(7,161)	(8,437)
Distributions to stockholders	(10,076)	(9,251)
Distributions paid to noncontrolling interests	(266)	(1,373)
Contributions received from noncontrolling interests	—	1,162
Deposits for loan commitments	(50)	—
Draws on credit facility	—	125,000
Payment on credit facility	(65,000)	(35,000)
Proceeds from mortgage notes and other debt payable	45,000	—
Debt issuance costs	(283)	(1,666)
Principal payments on mortgage notes and other debt payable	(1,791)	(71,074)
Net cash used in financing activities	(42,558)	(19,106)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,516)	8,577
Effect of exchange rates	—	11
Cash, cash equivalents and restricted cash at the beginning of the period	42,432	47,749
Cash, cash equivalents and restricted cash at the end of the period	$40,916	$56,337

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted per Consolidated Statements of Cash Flows
Cash and cash equivalents	$37,320	$54,687
Restricted cash	3,596	1,223
Restricted cash included in assets held for sale	—	427
Cash, cash equivalents and restricted cash at the end of the period	$40,916	$56,337

Supplemental disclosure of cash flow information:
Interest paid	$16,415	$12,989
Non-cash activities:
Write-offs of receivables	$5	$40
Write-offs of retired assets and liabilities	2,239	8,400
Change in liability for capital expenditures	5,074	209
Net liabilities transferred at sale of real estate investment	659	—
Net liabilities assumed at acquisition	511	—
Change in issuance of common stock receivable and redemption of common stock payable	159	229
Change in accrued offering costs	(2,376)	(6,301)
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of June 30, 2018, we owned interests in a total of 69 properties, located in 19 states.
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
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission (the "SEC") (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). We reserve the right to terminate the First Extended Public Offering at any time and to extend the First Extended Public Offering term to the extent permissible under applicable law. As of June 30, 2018, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I common stock in our First Extended Public Offering of $1,136,451.
On January 12, 2018, we filed a Registration Statement on Form S-11 with the SEC (Commission File No. 333-222533) to register a public offering of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “Second Extended Public Offering”). On July 6, 2018, the SEC declared the Second Extended Public Offering effective and the First Extended Public Offering automatically terminated. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public Offering term to the extent permissible under applicable law.
On March 3, 2015, we commenced a private offering (the "Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of June 30, 2018, we have raised aggregate gross proceeds from the sale of our Class D shares in our Private Offering of $68,591.
As of June 30, 2018, 69,592,226 shares of Class A common stock, 38,833,664 shares of Class M common stock, 10,905,933 shares of Class A-I common stock, 7,821,245 shares of Class M-I common stock, and 7,531,714 shares of Class D common stock were outstanding and held by a total of 12,810 stockholders.

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
LaSalle is a wholly-owned, but operationally independent subsidiary of our sponsor, Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed professional services firm that specializes in real estate and investment management. Affiliates of our sponsor invested an aggregate of $50,200 (with a current value of $61,095) through purchases of shares of our common stock.
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

Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of June 30, 2018, our VIEs include The District at Howell Mill, The Edge at Lafayette, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of June 30, 2018, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At June 30, 2018 and December 31, 2017, our allowance for doubtful accounts was $404 and $296, respectively.

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At June 30, 2018, our restricted cash balance on our Consolidated Balance Sheet was primarily related to loan escrow amounts.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at June 30, 2018 and December 31, 2017 was $4,568 and $3,816, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $54,775 and $47,130 at June 30, 2018 and December 31, 2017, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $9,128 and $8,300 at June 30, 2018 and December 31, 2017, respectively, on the accompanying Consolidated Balance Sheets.
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
Our real estate fund investment is accounted for under the fair value option and falls within Level 3 of the hierarchy. The fair value is recorded based upon changes in the net asset value of the limited partnership as determined from the financial statements of the real estate fund. During the three and six months ended June 30, 2018, we recorded increases in fair value classified within the Level 3 category of $2,370 and $3,263, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments). During the three and six months ended June 30, 2017, we recorded an increase in fair value of $1,414 and a decrease in fair value of $703, respectively.
We have estimated the fair value of our mortgage notes and other debt payable reflected on the Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $9,247 lower and $4,051 higher than the aggregate carrying amounts at June 30, 2018 and December 31, 2017, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.

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
As of June 30, 2018, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	1	$17,680
Interest Rate Swaps	6	171,400
The fair value of our interest rate caps and swaps represent assets of $6,758 and $3,366 at June 30, 2018 and December 31, 2017, respectively.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2018, we adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606), which uses a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model requires identification of the contract, identification of any separate performance obligations in the contract, determination and allocation of the total transaction price, and recognition of revenue as the performance obligation is satisfied. The new standard replaced most existing revenue guidance within U.S. GAAP. Our arrangements with customers are principally determined to be leases (which are outside the scope of this new revenue guidance). We do account for certain point-of-sale transactions including daily parking (recorded in tenant recoveries and other rental income in our Consolidated Statement of Operations and Comprehensive Income) in accordance with the new revenue standard. The pattern and timing of revenue recognition for these point of sale transactions is consistent with our prior accounting model. We adopted the standard using the cumulative effect transition method however the adoption did not result in a cumulative-effect adjustment.

Effective January 1, 2018, we adopted Accounting Standard Update 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, on a modified retrospective basis. This new pronouncement, which added guidance for partial sales of nonfinancial assets and clarified the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including sale of real estate transactions) for which the counterparty is not a customer. The sale of real estate is reported in gain on disposition of property on our Consolidated Statements of Operations and Comprehensive Income. The adoption of this pronouncement did not have a material effect on our financial statements and did not result in a cumulative-effect adjustment.
Effective January 1, 2018, we adopted Accounting Standard Update 2016-15, Statement of Cash Flows (Topic 230). The new guidance was intended to reduce the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the standard required the classification of eight specific issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. The adoption of this pronouncement did not have a material effect on our financial statements and related disclosures.
Effective January 1, 2018, we adopted Accounting Standard Update 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. The new guidance required that restricted cash be included as a component of total cash and cash equivalents as presented on the statement of cash flows. The standard resulted in an increase in net cash used in investing activities from ($10,266) to ($10,583) for the six months ended June 30, 2017.

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
Acquisition
On June 6, 2018, we acquired, through a 1031 exchange, the Villas at Legacy, a garden-style 328-unit apartment community located in Plano, Texas, for approximately $57,800. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2018 acquisition in accordance with authoritative guidance as follows:

2018 Acquisition
Land	$6,888
Building and equipment	48,504
In-place lease intangible (acquired intangible assets)	2,577
$57,969
Amortization period for intangible assets and liabilities	6 months

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
Chicago Parking Garage
Chicago Parking Garage is a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois owned as a condominium interest. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At June 30, 2018 and December 31, 2017, the carrying amount of our investment in Chicago Parking Garage was $17,165 and $17,046, respectively.
Pioneer Tower
On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750 using cash on hand. Pioneer Tower sits atop a retail property owned by an independent third party. The land under the property is owned as a condominium interest with the owner of the retail property. In accordance with authoritative guidance, Pioneer Tower is accounted for as an investment in an unconsolidated real estate affiliate. At June 30, 2018 and December 31, 2017, the carrying amount of our investment in Pioneer Tower was $113,320 and $115,593, respectively.
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Total revenues	$3,175	$2,977	$6,188	$5,963
Total operating expenses	2,754	2,644	5,545	5,372
Net income	$421	$333	$643	$591

Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. In December 2017, the 51% owner of the NYC Retail Portfolio entered into an agreement to sell its interest to a group of investors including some existing investors in the NYC Retail Portfolio along with some new investors.  The transaction will take place over a period not to exceed two years and will be structured in the form of a series of like-kind exchanges funded by the new investor group. We chose not to increase our investment in the NYC Retail Portfolio. As of June 30, 2018, the NYC Retail Portfolio owned 13 retail properties totaling approximately 2,451,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey. The venture acquired six properties during the second quarter of 2018 that will be distributed to the 51% owner in exchange for its partnership interests in ten of the NYC Retail Portfolio properties.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. The Company has no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations and Comprehensive Income within income from unconsolidated real estate affiliates and fund investments. As of June 30, 2018 and December 31, 2017, the carrying amount of our investment in the NYC Retail Portfolio was $93,451 and $93,670, respectively. During the three and six months ended June 30, 2018 we recorded increases in fair value of our investment in the NYC Retail Portfolio of $2,370 and $3,263 respectively. During the three and six months ended June 30, 2018, we received a return of capital distribution of $3,482. During the three and six months ended June 30, 2017 we recorded an increase and decrease in fair value of our investment in the NYC Retail Portfolio of $1,414 and $703, respectively. During the three and six months ended June 30, 2017 we received distributions of income totaling $1,383 and $2,020, respectively. On January 17, 2017, a 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished.
Summarized Statement of Operations - NYC Retail Portfolio Investment - Fair Value Option Investment

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Total revenue	$11	$1,194	$1,883	$4,644

Net investment (loss) income	(345)	853	1,166	3,972
Net change in unrealized gain on investment in real estate venture	8,660	9,944	11,619	2,294
Net income	$8,315	$10,797	$12,785	$6,266

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			June 30, 2018	December 31, 2017
Mortgage notes payable (1)	December 1, 2018 - March 1, 2054	3.00% - 5.30%	$709,120	$665,912
Credit facility
Revolving line of credit	May 26, 2020	3.44%	55,000	120,000
Term loans	May 26, 2022	3.10%	100,000	100,000
TOTAL			$864,120	$885,912
Net debt discount on assumed debt and debt issuance costs			(6,605)	(6,890)
Mortgage notes and other debt payable, net			$857,515	$879,022
(1)     On June 20, 2018, we entered into a $45,000 mortgage payable on 180 North Jefferson. The interest-only mortgage note bears an interest rate of 3.89% and matures on July 1, 2023.

Aggregate future principal payments of mortgage notes and other debt payable as of June 30, 2018 are as follows:

Year	Amount
2018	$20,022
2019	13,717
2020	131,075
2021	29,295
2022	107,314
Thereafter	562,697
Total	$864,120

Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan (the “Term Loan”). On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year Term Loan maturing on May 26, 2022. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 26, 2020 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the ability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of June 30, 2018, we believe no material adverse effects had occurred.

Borrowings under the Credit Facility are guaranteed by us and certain of our subsidiaries. The Credit Facility requires the maintenance of certain financial covenants, including: (i) unencumbered property pool leverage ratio; (ii) debt service coverage ratio; (iii) maximum total leverage ratio; (iv) fixed charges coverage ratio; (v) minimum net asset value; (vi) maximum secured debt ratio; (vii) maximum secured recourse debt ratio; (viii) maximum permitted investments; and (ix) unencumbered property pool criteria. The Credit Facility provides the flexibility to move assets in and out of the unencumbered property pool during the term of the Credit Facility. At June 30, 2018, we had $55,000 outstanding under the Revolving Line of Credit at a blended rate of 3.44% (LIBOR + 1.35%) and $100,000 outstanding under the Term Loans at LIBOR + 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at June 30, 2018).
Covenants
At June 30, 2018, we were in compliance with all debt covenants.

Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at June 30, 2018 and December 31, 2017 was $4,003 and $3,377, respectively.
NOTE 6—COMMON STOCK
We have five classes of common stock: Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of net asset value ("NAV"), are as follows:

	Selling Commission (1)	Dealer Manager Fee (2)
Class A Shares (3)	up to 3.0%	0.85%
Class M Shares	None	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares (3)	None	None
Class D Shares (4)	up to 1.0%	None

(1)	Selling commissions are paid on the date of sale of our common stock.

(2)
We accrue all future dealer manager fees up to the ten percent regulatory limitation as accrued offering costs on our Consolidated Balance Sheets on the date of sale of our common stock. For NAV calculation purposes, dealer manager fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee.

(3)	Effective April 1, 2018, we decreased the Dealer Manager Fee on Class A shares from 1.05% to 0.85% and eliminated the Dealer Manager Fee on Class M-I shares.

(4)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the six months ended June 30, 2018 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2017	69,482,276	37,913,989	10,957,660	7,421,466	7,531,714
Issuance of common stock	1,648,862	1,937,616	133,003	867,913	—
Repurchase of common stock	(1,538,912)	(1,017,941)	(184,730)	(468,134)	—
Balance, June 30, 2018	69,592,226	38,833,664	10,905,933	7,821,245	7,531,714

Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the six months ended June 30, 2018 were as follows:

	Six Months Ended
	June 30, 2018
	# of shares	Amount
Class A Shares	1,648,862	$19,561
Class M Shares	1,937,616	22,832
Class A-I Shares	133,003	1,564
Class M-I Shares	867,913	10,224
Total		$54,181
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the six months ended June 30, 2018, we repurchased 3,209,717 shares of common stock in the amount of $37,742. During the six months ended June 30, 2017, we repurchased 3,980,121 shares of common stock in the amount of $45,352.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the six months ended June 30, 2018, we issued 1,631,138 shares of common stock for $19,145 under the distribution reinvestment plan. For the six months ended June 30, 2017, we issued 1,757,665 shares of common stock for $19,881 under the distribution reinvestment plan.
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

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended June 30, 2018
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$1,610	$896	$252	$174	$174
Weighted average number of common shares outstanding	69,585,939	38,730,214	10,886,733	7,499,303	7,531,714
Basic and diluted net income per share:	$0.02	$0.02	$0.02	$0.02	$0.02

	Six Months Ended June 30, 2018
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$18,587	$10,285	$2,910	$1,956	$2,013
Weighted average number of common shares outstanding	69,529,126	38,481,068	10,882,942	7,310,546	7,531,714
Basic and diluted net income per share:	$0.27	$0.27	$0.27	$0.27	$0.27

	Three Months Ended June 30, 2017
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$1,957	$1,038	$365	$215	$223
Weighted average number of common shares outstanding	69,969,651	37,110,222	13,061,115	7,684,963	7,963,493
Basic and diluted net income per share:	$0.03	$0.03	$0.03	$0.03	$0.03

	Six Months ended June 30, 2017
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$1,577	$833	$295	$172	$179
Weighted average number of common shares outstanding	69,989,675	36,937,988	13,064,150	7,620,429	7,963,493
Basic and diluted net income per share:	$0.02	$0.02	$0.02	$0.02	$0.02
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we will commence reimbursing LaSalle over 36 months. Following the First Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the First Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the First Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of June 30, 2018 and December 31, 2017, LaSalle had paid $1,607 and $1,049, respectively, of organization and offering costs on our behalf which we had not yet been reimbursed. These costs are included in Accrued offering costs on the Consolidated Balance Sheets.

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
Fixed advisory fees for the three and six months ended June 30, 2018 were $4,950 and $9,772, respectively. The fixed advisory fees for the three and six months ended June 30, 2017 were $4,822 and $9,541, respectively. There were no performance fees for the six months ended June 30, 2018 and 2017. Included in Advisor fees payable at June 30, 2018 was $1,644 of fixed fee expense. Included in Advisor fees payable for the year ended December 31, 2017 was $1,660 of fixed fee and $1,269 of performance fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and six months ended June 30, 2018, JLL Americas was paid $244 and $459, respectively, for property management and leasing services. For the three and six months ended June 30, 2017, JLL Americas was paid $469 and $698, respectively, for property management and leasing services.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and six months ended June 30, 2018, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,129 and $4,599, respectively. For the three and six months ended June 30, 2017, we paid Dealer Manager selling commissions and dealer manager fees totaling $2,486 and $4,986, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs, at June 30, 2018 and December 31, 2017 were $71,807 and $75,301 of future dealer manager fees payable, respectively.
As of June 30, 2018 and December 31, 2017, we owed $1,607 and $1,049, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
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

NOTE 9—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three and six months ended June 30, 2018 and 2017.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of June 30, 2018	$608,774	$480,875	$260,839	$567,968	$20,963	$1,939,419
Assets as of December 31, 2017	599,794	489,112	263,883	575,093	20,845	1,948,727

Three Months Ended June 30, 2018
Revenues:
Minimum rents	$11,054	$7,296	$6,739	$8,859	$66	$34,014
Tenant recoveries and other rental income	1,128	2,373	1,096	3,050	566	8,213
Total revenues	$12,182	$9,669	$7,835	$11,909	$632	$42,227
Operating expenses:
Real estate taxes	$1,922	$1,885	$739	$1,426	$190	$6,162
Property operating expenses	3,237	648	1,515	1,690	183	7,273
Provision for doubtful accounts	—	—	—	72	—	72
Total segment operating expenses	$5,159	$2,533	$2,254	$3,188	$373	$13,507
Operating income - Segments	$7,023	$7,136	$5,581	$8,721	$259	$28,720

Capital expenditures by segment	$1,107	$306	$141	$1,288	$21	$2,863

Reconciliation to net income
Operating income - Segments						$28,720
Property general and administrative						246
Advisor fees						4,950
Company level expenses						789
Depreciation and amortization						15,041
Operating income						$7,694
Other income and (expenses):
Interest expense						$(7,326)
Income from unconsolidated real estate affiliates and fund investments						2,790
Total other income and (expenses)						$(4,536)
Net income						$3,158

Reconciliation to total consolidated assets as of June 30, 2018
Assets per reportable segments						$1,939,419
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						245,139
Total consolidated assets						$2,184,558

Reconciliation to total consolidated assets as of December 31, 2017
Assets per reportable segments						$1,948,727
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						248,380
Total consolidated assets						$2,197,107

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended June 30, 2017
Revenues:
Minimum rents	$9,436	$7,952	$7,037	$7,619	$69	$32,113
Tenant recoveries and other rental income	920	2,785	1,326	2,681	602	8,314
Total revenues	$10,356	$10,737	$8,363	$10,300	$671	$40,427
Operating expenses:
Real estate taxes	$1,566	$2,022	$955	$1,455	$110	$6,108
Property operating expenses	2,747	681	1,741	1,470	221	6,860
Provision for doubtful accounts	5	—	1	25	—	31
Total segment operating expenses	$4,318	$2,703	$2,697	$2,950	$331	$12,999
Operating income - Segments	$6,038	$8,034	$5,666	$7,350	$340	$27,428

Capital expenditures by segment	$875	$498	$876	$674	$2	$2,925

Reconciliation to net income
Operating income - Segments						$27,428
Property general and administrative						275
Advisor fees						4,822
Company level expenses						478
Depreciation and amortization						14,091
Operating income						$7,762
Other income and (expenses):
Interest expense						$(7,029)
Income from unconsolidated real estate affiliates and fund investments						3,169
Total other income and (expenses)						$(3,860)
Net income						$3,902

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2018
Revenues:
Minimum rents	$22,277	$14,904	$13,097	$17,627	$132	$68,037
Tenant recoveries and other rental income	2,270	4,982	1,748	6,091	1,181	16,272
Total revenues	$24,547	$19,886	$14,845	$23,718	$1,313	$84,309
Operating expenses:
Real estate taxes	$4,017	$3,877	$1,485	$2,958	$303	$12,640
Property operating expenses	6,503	1,298	2,867	3,354	391	14,413
Provision for (recovery of) doubtful accounts	—	—	—	115	(1)	$114
Total segment operating expenses	$10,520	$5,175	$4,352	$6,427	$693	$27,167
Operating income - Segments	$14,027	$14,711	$10,493	$17,291	$620	$57,142

Capital expenditures by segment	$2,203	$465	$177	$1,856	$42	$4,743

Reconciliation to net income
Operating income - Segments						$57,142
Property general and administrative						636
Advisor fees						9,772
Company level expenses						1,512
Depreciation and amortization						29,888
Operating income						$15,334
Other income and (expenses):
Interest expense						$(13,055)
Income from unconsolidated real estate affiliates and fund investments						3,905
Gain on disposition of property						29,665
Total other income and (expenses)						$20,515
Net income						$35,849

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2017
Revenues:
Minimum rents	$18,827	$15,624	$13,994	$15,226	$138	$63,809
Tenant recoveries and other rental income	1,974	5,257	2,612	5,204	1,267	16,314
Total revenues	$20,801	$20,881	$16,606	$20,430	$1,405	$80,123
Operating expenses:
Real estate taxes	$3,079	$4,097	$1,892	$2,890	$224	$12,182
Property operating expenses	5,383	1,276	3,499	2,821	445	13,424
Provision for doubtful accounts	17	—	(3)	35	—	49
Total segment operating expenses	$8,479	$5,373	$5,388	$5,746	$669	$25,655
Operating income - Segments	$12,322	$15,508	$11,218	$14,684	$736	$54,468

Capital expenditures by segment	$1,193	$829	$2,500	$1,372	$185	$6,079

Reconciliation to net income
Operating income - Segments						$54,468
Property general and administrative						556
Advisor fees						9,541
Company level expenses						1,239
Depreciation and amortization						28,115
Operating income						$15,017
Other income and (expenses):
Interest expense						$(13,645)
Income from unconsolidated real estate affiliates and fund investments						1,908
Total other income and (expenses)						$(11,737)
Net income						$3,280

NOTE 10—DISTRIBUTIONS PAYABLE
On May 22, 2018, our board of directors approved a gross dividend for the second quarter of 2018 of $0.13 per share to stockholders of record as of June 28, 2018. The dividend was paid on August 1, 2018. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.13 per share, less applicable class-specific fees, if any.
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
NOTE 12—SUBSEQUENT EVENTS

On July 6, 2018, the SEC declared the Second Extended Public Offering effective, and the First Extended Public Offering automatically terminated. We raised aggregate proceeds of $1,138,053 in our First Extended Public Offering. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public offering to the extent permissible under applicable law.

On July 19, 2018, we acquired a 75% interest in two apartment properties located in Burlington, Massachusetts for a gross purchase price of approximately $122,000.   The Tremont has 180 units and The Huntington has 117 units.  The acquisition of The Tremont was financed with the assumption of a 19-year mortgage loan in the amount $43,000 that bears interest at a fixed-rate of 3.62% and a draw on our line of credit.  The acquisition of The Huntington was financed with a 10-year, interest-only mortgage loan in the amount $31,000 that bears interest at a fixed-rate of 4.07% and a draw on our line of credit.
On August 9, 2018, our board of directors approved a gross dividend for the third quarter of 2018 of $0.13 per share to stockholders of record as of September 27, 2018. The dividend will be paid on or around November 1, 2018. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.13 per share, less applicable class-specific fees, if any.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of June 30, 2018, were comprised of:
Apartment

•	The Edge at Lafayette,

•	Townlake of Coppell,

•	AQ Rittenhouse,

•	Lane Parke Apartments,

•	Dylan Point Loma,

•	The Penfield,

•	180 North Jefferson,

•	Jory Trail at the Grove (acquired in 2017),

•	The Reserve at Johns Creek (acquired in 2017) and

•	The Villas at Legacy (acquired in 2018).
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center,

•	Charlotte Distribution Center,

•	DFW Distribution Center,

•	O'Hare Industrial Portfolio,

•	Tampa Distribution Center,

•	Aurora Distribution Center,

•	Valencia Industrial Portfolio,

•	Pinole Point Distribution Center and

•	Mason Mill Distribution Center (acquired in 2017).
Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	140 Park Avenue and

•	San Juan Medical Center.
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons,

•	Whitestone Market,

•	Maui Mall,

•	Silverstone Marketplace,

•	Kierland Village Center,

•	Timberland Town Center and

•	Montecito Marketplace (acquired in 2017).
Other

•	South Beach Parking Garage.
Sold Properties

•	Railway Street Corporate Centre (transferred to lender in 2017),

•	14600 Sherman Way (sold in 2017),

•	14624 Sherman Way (sold in 2017),

•	Joliet Distribution Center (sold in 2017) and

•	Station Nine Apartments (sold in 2018).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of the Chicago Parking Garage, the NYC Retail Portfolio and Pioneer Tower (office) as of June 30, 2018.
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
Estimated Percent of Fair Value as of June 30, 2018:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material.

Properties
Properties owned at June 30, 2018 are as follows:

					Percentage Leased as of June 30, 2018
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	93%
Townlake of Coppell (1)	Coppell, TX	May 22, 2015	90	351,000	90
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	97
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	97
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	97
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	97
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	95
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	94
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	94
Villas at Legacy	Plano, TX	June 6, 2018	100	339,000	89
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	—
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center:
3800 1st Avenue South	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue South	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue South	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center:
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O’Hare Industrial Portfolio:
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
24823 Anza Drive	Santa Clarita, CA	June 29, 2016	100	31,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	—
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100

Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	84
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88	306,000	88
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	98
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	94
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	96
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	99
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	95
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	97
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	99
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	99
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	98
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100	167,000	N/A
NYC Retail Portfolio (4)	NY/NJ	December 8, 2015	14	2,451,000	95
Pioneer Tower (5)	Portland, OR	June 28, 2016	100	296,000	90

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	The parking garage contains 343 stalls. This property is owned subject to a ground lease.

(3)	We own a condominium interest in the building that contains a 366 stall parking garage.

(4)	We own an approximate 14% interest in a portfolio of 13 urban infill retail properties located in the greater New York City area.

(5)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.
Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of June 30, 2018:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	10	2,481,000	23%	94%	$21.39
Industrial	28	5,942,000	55	91	5.21
Office	4	655,000	6	93	43.22
Retail	11	1,675,000	15	95	20.61
Other	1	130,000	1	N/A	N/A
Total	54	10,883,000	100%	92%	$13.82

(1)	Amount calculated as in-place minimum base rent for all occupied space at June 30, 2018 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of June 30, 2018, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.39 for our consolidated properties.

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
On July 6, 2018, we commenced our Second Extended Public Offering of up to $3,000,000 in any combination of Class A, Class M, Class A-I and Class M-I shares of common stock, consisting of up to $2,700,000 of shares in our primary offering and up to $300,000 of shares pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. The Dealer Manager, LaSalle Investment Management Distributors, LLC, distributes shares of our common stock in our Second Extended Public Offering. We intend to primarily use the net proceeds from the offering, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
On March 3, 2015, we commenced a private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offering will be used for the same corporate purposes as the proceeds from the First Extended Public Offering.
Over the past five years we have acquired 66 properties (all of these consistent with our investment strategy), sold 30 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of June 30, 2018, we raised gross proceeds of over $1,569,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $2,017,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $397,000 and repurchase shares of our common stock for approximately $350,000.
Property Acquisitions
On June 6, 2018, we acquired, through a 1031 exchange, The Villas at Legacy, an amenity-rich, luxury garden-style 328-unit apartment community located in Plano, Texas, for approximately $57,800. The acquisition was funded with cash on hand.
Property Dispositions
On February 5, 2018, we sold Station Nine Apartments for approximately $75,000 less closing costs. We recorded a gain on the sale of the properties in the amount of $29,665.
Stock Repurchases
For the six months ended June 30, 2018, we repurchased $37,774 of shares of our common stock through the share repurchase plan.
Financing
On June 20, 2018, we entered into a $45,000 mortgage note payable on 180 North Jefferson.

Subsequent Events

On July 19, 2018, we acquired a 75% interest in two apartment properties located in Burlington, Massachusetts for a gross purchase price of approximately $122,000.   The Tremont has 180 units and The Huntington has 117 units.  The acquisition of The Tremont was financed with the assumption of a 19-year mortgage loan in the amount $43,000 that bears interest at a fixed-rate of 3.62% and a draw on our line of credit.  The acquisition of The Huntington was financed with a 10-year, interest-only mortgage loan in the amount $31,000 that bears interest at a fixed-rate of 4.07% and a draw on our line of credit.
On August 9, 2018, our board of directors approved a gross dividend for the third quarter of 2018 of $0.13 per share to stockholders of record as of September 27, 2018. The dividend will be paid on or around November 1, 2018. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.13 per share, less applicable class-specific fees, if any.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 38% as of June 30, 2018.
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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the six months ended June 30, 2018 and 2017 are referred to as our comparable properties.
Results of Operations for the Three Months Ended June 30, 2018 and 2017
Revenues
The following chart sets forth revenues by reportable segment for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ Change	% Change
Revenues:
Minimum rents
Apartment	$8,684	$8,182	$502	6.1%
Industrial	6,893	7,673	(780)	(10.2)
Office	6,739	6,125	614	10.0
Retail	7,859	7,619	240	3.2
Other	66	69	(3)	(4.3)
Comparable properties total	$30,241	$29,668	$573	1.9%
Recent acquisitions and sold properties	3,773	2,445	1,328	54.3
Total minimum rents	$34,014	$32,113	$1,901	5.9%

Tenant recoveries and other rental income
Apartment	$882	$820	$62	7.6%
Industrial	2,262	2,673	(411)	(15.4)
Office	1,083	799	284	35.5
Retail	2,811	2,638	173	6.6
Other	566	602	(36)	(6.0)
Comparable properties total	$7,604	$7,532	$72	1.0%
Recent acquisitions and sold properties	609	782	(173)	(22.1)
Total tenant recoveries and other rental income	$8,213	$8,314	$(101)	(1.2)%
Total revenues	$42,227	$40,427	$1,800	4.5%
Minimum rents at comparable properties increased by $573 for the three months ended June 30, 2018 as compared to the same period in 2017. The increase is primarily due to increases of $607 at 111 Sutter Street, $337 at Dylan Point Loma and $230 at Rancho Temecula Town Center primarily related to increased occupancy and new leases signed at higher rates during the three months ended June 30, 2018 when compared to the same period in 2017. Partially offsetting these increases are decreases of $419 at Kendall Distribution Center and $248 at Valencia Industrial Portfolio related to decreased occupancy during the three months ended June 30, 2018 as compared to the same period in 2017.

Tenant recoveries and other rental income relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $72 for the three months ended June 30, 2018 as compared to the same period in 2017. The increases are primarily related to increased property operating expenses during the three months ended June 30, 2018 when compared to the same period in 2017 as well as true-up billings of prior year expenses totaling $230 made during the three months ended June 30, 2018 within our office segment. Offsetting the increases were decreases in the industrial segment related to decreased occupancy during the three months ended June 30, 2018 as compared to the same period in 2017.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$1,514	$1,408	$106	7.5%
Industrial	1,804	1,905	(101)	(5.3)
Office	739	732	7	1.0
Retail	1,356	1,455	(99)	(6.8)
Other	190	110	80	72.7
Comparable properties total	$5,603	$5,610	$(7)	(0.1)%
Recent acquisitions and sold properties	559	498	61	12.2
Total real estate taxes	$6,162	$6,108	$54	0.9%

Property operating expenses
Apartment	$2,591	$2,373	$218	9.2%
Industrial	618	654	(36)	(5.5)
Office	1,515	1,274	241	18.9
Retail	1,477	1,470	7	0.5
Other	183	221	(38)	(17.2)
Comparable properties total	$6,384	$5,992	$392	6.5%
Recent acquisitions and sold properties	889	868	21	2.4
Total property operating expenses	$7,273	$6,860	$413	6.0%

Provision for doubtful accounts
Apartment	$—	$5	$(5)	(100.0)%
Retail	15	26	(11)	(42.3)
Comparable properties total	$15	$31	$(16)	(51.6)%
Recent acquisitions and sold properties	57	—	57	100.0
Total provision for doubtful accounts	$72	$31	$41	132.3%
Total operating expenses	$13,507	$12,999	$508	3.9%
Real estate taxes at comparable properties decreased by $7 for the three months ended June 30, 2018 as compared to the same period in 2017. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $392 for the three months ended June 30, 2018 as compared to the same period in 2017. The apartment segment increase is primarily related to increases of $86 at Townlake of Coppell and $41 at 180 North Jefferson due to higher repairs and maintenance expenses and turnover costs that were incurred during the three months ended June 30, 2018. Within our office segment, $78 of the increase is related to higher utility usage at 111 Sutter Street during the three months ended June 30, 2018.
Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts at comparable properties decreased slightly for the three months ended June 30, 2018 as compared to the same period in 2017. Our total provision for doubtful accounts continues to be a minimal percentage of total revenues.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ Change	% Change
Property general and administrative	$246	$275	$(29)	(10.5)%
Advisor fees	4,950	4,822	128	2.7
Company level expenses	789	478	311	65.1
Depreciation and amortization	15,041	14,091	950	6.7
Interest expense	7,326	7,029	297	4.2
Income from unconsolidated affiliates and fund investments	(2,790)	(3,169)	379	(12.0)
Total expenses	$25,562	$23,526	$2,036	8.7%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses remained consistent during the three months ended June 30, 2018 as compared to the same period in 2017.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $128 for the three months ended June 30, 2018 as compared to the same period of 2017 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. The increase of $311 in company level expenses for the three months ended June 30, 2018 is primarily related to timing of professional services expenses including finalizing the UPREIT structure.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $950 in depreciation and amortization expense for the three months ended June 30, 2018 as compared to the same period in 2017 is primarily related to our acquisitions that occurred in 2017 and 2018.
Interest expense increased by $297 for the three months ended June 30, 2018 as compared to the same period in 2017 primarily as a result of the interest expense recorded on the higher outstanding balance of our Credit Facility, partially offset by unrealized gains on our interest rate swaps.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage and Pioneer Tower as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended June 30, 2018, we recorded a $2,370 increase in the fair value of our investment in the NYC Retail Portfolio as compared to $1,414 during the same period of 2017.

Results of Operations for the Six Months Ended June 30, 2018 and 2017
Revenues
The following chart sets forth revenues by reportable segment, for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ Change	% Change
Revenues:
Minimum rents
Apartment	$17,269	$16,231	$1,038	6.4%
Industrial	14,099	15,154	(1,055)	(7.0)
Office	13,097	12,149	948	7.8
Retail	15,638	15,225	413	2.7
Other	132	138	(6)	(4.3)
Comparable properties total	$60,235	$58,897	$1,338	2.3%
Recent acquisitions and sold properties	7,802	4,912	2,890	58.8
Total	$68,037	$63,809	$4,228	6.6%

Tenant recoveries and other rental income
Apartment	$1,765	$1,645	$120	7.3%
Industrial	4,759	5,041	(282)	(5.6)
Office	1,736	1,571	165	10.5
Retail	5,574	5,162	412	8.0
Other	1,181	1,267	(86)	(6.8)
Comparable properties total	$15,015	$14,686	$329	2.2%
Recent acquisitions and sold properties	1,257	1,628	(371)	(22.8)
Total	$16,272	$16,314	$(42)	(0.3)%
Total revenues	$84,309	$80,123	$4,186	5.2%
Minimum rents at comparable properties increased by $1,338 for the nine months ended June 30, 2018 as compared to the same period in 2017. The increase is primarily due to increases of $945 at 111 Sutter Street, $798 at Dylan Point Loma and $394 at Rancho Temecula Town Center related to higher occupancy during the six months ended June 30, 2018 as compared to the same period in 2017. Partially offsetting these increases were decreases of $742 at Kendall Distribution Center and $257 at Valencia Industrial Portfolio related to decreased occupancy during the six months ended June 30, 2018 as compared to the same period in 2017.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $329 for the six months ended June 30, 2018 as compared to the same period in 2017. The increase is primarily related to increased property operating expenses and real estate taxes during the six months ended June 30, 2018 compared to the first six months of 2017. Offsetting the increases were decreases of $147 at Pinole Point Distribution Center due to lower real estate taxes during the six months ended June 30, 2018 as compared to the same period in 2017 and $115 at Kendall Distribution Center due to a decrease in occupancy in 2018.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$3,201	$2,763	$438	15.9%
Industrial	3,716	3,835	(119)	(3.1)
Office	1,485	1,467	18	1.2
Retail	2,819	2,890	(71)	(2.5)
Other	303	224	79	35.3
Comparable properties total	$11,524	$11,179	$345	3.1%
Recent acquisitions and sold properties	1,116	1,003	113	11.3
Total	$12,640	$12,182	$458	3.8%

Property operating expenses
Apartment	$5,153	$4,664	$489	10.5%
Industrial	1,236	1,195	41	3.4
Office	2,843	2,553	290	11.4
Retail	2,956	2,821	135	4.8
Other	391	445	(54)	(12.1)
Comparable properties total	$12,579	$11,678	$901	7.7%
Recent acquisitions and sold properties	1,834	1,746	88	5.0
Total	$14,413	$13,424	$989	7.4%

Provision for doubtful accounts
Apartment	$—	$16	$(16)	(100.0)%
Office	—	—	—	100.0
Retail	57	36	21	58.3
Other	(1)	—	(1)	100.0
Comparable properties total	$56	$52	$4	7.7%
Recent acquisitions and sold properties	58	(3)	61	(2,033)
Total	$114	$49	$65	132.7%
Total operating expenses	$27,167	$25,655	$1,512	5.9%
Real estate taxes at comparable properties increased by $345 for the six months ended June 30, 2018 as compared to the same period in 2017. The increase is primarily the result of several properties within our apartment segment having higher tax assessments during the six months ended June 30, 2018 as compared to the same period of 2017. Our properties are reassessed periodically by the taxing authorities which may result in increases or decreases in real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $901 for the six months ended June 30, 2018 as compared to the same period of 2017. The increase is primarily related to increases of $178 at Townlake of Coppell and $152 at 180 North Jefferson related to higher turnover costs and repairs and maintenance expenses. Additionally, there was an increase of $137 at 111 Sutter Street related to higher utility usage and $75 at Howell Mill due to repairs and maintenance expense during the six months ended June 30, 2018.

Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts increased by $4 for the six months ended June 30, 2018 as compared to the same period of 2017 and continued to be a minimal percentage of total revenues.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ Change	% Change
Property general and administrative	$636	$556	$80	14.4%
Advisor fees	9,772	9,541	231	2.4
Company level expenses	1,512	1,239	273	22.0
Depreciation and amortization	29,888	28,115	1,773	6.3
Interest expense	13,055	13,645	(590)	(4.3)
Income from unconsolidated affiliates and fund investments	(3,905)	(1,908)	(1,997)	104.7
Gain on disposition of property and extinguishment of debt	(29,665)	—	(29,665)	100.0
Total expenses	$21,293	$51,188	$(29,895)	(58.4)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $80 for the six months ended June 30, 2018 as compared to the same period of 2017 primarily due to the acceleration of state franchise taxes related to the sale of Station Nine Apartments during the six months ended June 30, 2018.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $231 for the six months ended June 30, 2018 as compared to the same period of 2017 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $273 for the six months ended June 30, 2018 as compared to the same period in 2017 primarily related to timing of professional services expenses, including conversion to the UPREIT structure.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $1,773 in depreciation and amortization expense for the six months ended June 30, 2018 as compared to the same period in 2017 is primarily related to our acquisitions that occurred in 2017 and 2018.
Interest expense decreased by $590 for the six months ended June 30, 2018 as compared to the same period in 2017 as a result of unrealized gains on our interest rate swaps more than offsetting the increase in interest expense on our Credit Facility, as a result of a higher balance.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage and Pioneer Tower as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the six months ended June 30, 2018, we recorded a $3,263 increase in the fair value in the NYC Retail Portfolio as compared to a $703 decrease in the fair value and a distribution of income totaling $2,020 during the same period of 2017.
Gain on disposition of property of $29,665 is related to the sale of Station Nine Apartments during the six months ended June 30, 2018.

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
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to Jones Lang LaSalle Income Property Trust, Inc to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$3,106	$3,798	$35,750	$3,056
Real estate depreciation and amortization (1)	16,648	15,704	33,103	31,331
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(2,370)	(1,414)	(32,927)	703
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$17,384	$18,088	$35,926	$35,090
Weighted average shares outstanding, basic and diluted	134,233,903	135,789,443	133,735,396	135,575,735
NAREIT FFO per share, basic and diluted	$0.13	$0.13	$0.27	$0.26

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$17,384	$18,088	$35,926	$35,090
Straight-line rental income (1)	(796)	(945)	(1,436)	(1,905)
Amortization of above- and below-market leases (1)	(779)	(925)	(1,629)	(1,787)
Amortization of net discount on assumed debt (1)	(35)	(54)	(70)	(108)
Gain on derivative instruments and extinguishment or modification of debt (1)	(913)	217	(3,449)	—
Adjustment for investment accounted for under the fair value option (2)	1,092	(178)	2,152	199
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$15,953	$16,203	$31,494	$31,489
Weighted average shares outstanding, basic and diluted	134,233,903	135,789,443	133,735,396	135,575,735
AFFO per share, basic and diluted	$0.12	$0.12	$0.24	$0.23

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.
NAV as of June 30, 2018
The following table provides a breakdown of the major components of our NAV as of June 30, 2018:

	June 30, 2018
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,288,527	$720,667	$202,477	$145,222	$139,646	$2,496,539
Debt	(480,895)	(268,962)	(75,567)	(54,199)	(52,118)	(931,741)
Other assets and liabilities, net	12,781	7,148	2,008	1,441	1,385	24,763
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$820,413	$458,853	$128,918	$92,464	$88,913	$1,589,561
Number of outstanding shares	69,592,226	38,833,664	10,905,933	7,821,245	7,531,714
NAV per share	$11.79	$11.82	$11.82	$11.82	$11.81

(1)	The value of our real estate investments was greater than the historical cost by 7.8% as of June 30, 2018.
The following table provides a breakdown of the major components of our NAV as of December 31, 2017:

	December 31, 2017
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,287,772	$704,255	$203,624	$137,921	$139,774	$2,473,346
Debt	(493,261)	(269,754)	(77,995)	(52,828)	(53,538)	(947,376)
Other assets and liabilities, net	16,276	8,901	2,573	1,742	1,766	31,258
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$810,787	$443,402	$128,202	$86,835	$88,002	$1,557,228
Number of outstanding shares	69,482,276	37,913,989	10,957,660	7,421,466	7,531,714
NAV per share	$11.67	$11.69	$11.70	$11.70	$11.68

(1)	The value of our real estate investments was greater than the historical cost by 6.9% as of December 31, 2017.

The increase in NAV per share from December 31, 2017 to June 30, 2018, was related to a net increase of 0.93% in the value of our portfolio. Property operations for the six months ended June 30, 2018 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of June 30, 2018:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.36%	5.69%	5.74%	5.67%	6.25%	5.62%
Discount rate/internal rate of return (IRR)	6.57	6.30	6.44	6.40	8.16	6.45
Annual market rent growth rate	3.07	3.02	2.90	3.09	3.30	3.03
Holding period (years)	10.00	10.00	10.00	10.00	21.97	10.20

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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		June 30, 2018	December 31, 2017
Discount Rate - weighted average	0.25% increase	(1.9)%	(1.8)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.6)%	(2.6)
Annual market rent growth rate - weighted average	0.25% decrease	(1.3)%	(1.2)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $11,247 lower and
$3,061 higher than the carrying values at June 30, 2018 and December 31, 2017, respectively. The NAV per share would have increased by $0.08 and decreased by $0.02 per share at June 30, 2018 and December 31, 2017, respectively, if the
Company were to have included the fair value of its mortgage notes and other debt payable in its methodology to determine NAV.
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
Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Line of Credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ Change
Net cash provided by operating activities	$30,362	$38,266	$(7,904)
Net cash provided by (used in) investing activities	10,680	(10,583)	21,263
Net cash used in financing activities	(42,558)	(19,106)	(23,452)
Cash provided by operating activities decreased $7,904 for the six months ended June 30, 2018 as compared to the same period in 2017. Cash from operating activities decreased during the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to lower distributions of income from our real estate fund investment and changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, advisor fee payable and accounts payable and other accrued expenses.
Cash provided by (used in) investing activities increased by $21,263 for the six months ended June 30, 2018 as compared to the same period in 2017. The increase was primarily related to an increase in cash from the sale of Station Nine Apartments offset by a decrease in cash used in the acquisition of the Villas at Legacy during the six months ended June 30, 2018.

Cash used in financing activities increased by $23,452 for the six months ended June 30, 2018 as compared to the same period in 2017. The change is primarily related to an increase in net paydowns from mortgage note payables and other debt payable of $39,384 during the six months ended June 30, 2018 as compared to the same period in 2017.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at June 30, 2018 and December 31, 2017:

	Consolidated Debt
	June 30, 2018		December 31, 2017
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$791,440	3.68%	$748,232	3.66%
Variable	72,680	3.72	137,680	3.06
Total	$864,120	3.68%	$885,912	3.57%
Covenants
At June 30, 2018, we were in compliance with all debt covenants.
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
On January 12, 2018, we filed a registration statement on Form S-11 with the SEC (Commission File No. 333-222533) to register our Second Extended Public Offering of $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. On July 6, 2018, the SEC declared the Second Extended Public Offering effective, and the First Extended Public Offering automatically terminated. Proceeds from our Second Extended Public Offering will be used for the same corporate purposes as the proceeds of the First Extended Public Offering.
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

Off Balance Sheet Arrangements
At June 30, 2018, we had approximately $110 in an outstanding letter of credit which is not reflected on our balance sheet. We have no other off balance sheet arrangements.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of June 30, 2018, we had consolidated debt of $864,120, which included $72,680 of variable-rate debt. Including the $6,605 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $857,515 at June 30, 2018. We also entered into interest rate cap and swap agreements on $189,080 of debt which cap the LIBOR rate at between 1.0% and 3.3%. A 0.25% movement in the interest rate on the $72,680 of variable-rate debt would have resulted in a $182 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2018, the fair value of our mortgage notes payable was estimated to be $9,247 lower than the carrying value of $864,120. If treasury rates were 0.25% higher at June 30, 2018, the fair value of our mortgage notes payable would have been $19,774 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2018, we repurchased 1,266,689 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2018	472,997	$11.76	472,997	—
May 1 - May 31, 2018	393,531	11.80	393,531	—
June 1 - June 30, 2018	400,161	11.89	400,161	—
(1)     Redemptions are limited as described above.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended March 31, 2018.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed April 2, 2018)

10.1
Contribution and Assignment Agreement between Jones Lang LaSalle Income Property Trust, Inc. and JLLIPT Holdings LP (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed April 2, 2018)

10.2
Third Amended and Restated Advisory Agreement between Jones Lang LaSalle Income Property Trust, Inc., JLLIPT Holdings LP and LaSalle Investment Management (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on April 2, 2018)

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 10, 2018	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 10, 2018	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer