Form 10-Q
period 2018-09-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2018-11-13
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 13, 2018 were 71,074,514 shares of Class A Common Stock, 39,648,002 shares of Class M Common Stock, 11,083,034 of Class A-I Common Stock, 9,327,273 of Class M-I Common Stock and 6,270,479 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $25,441 and $28,847, respectively)	$395,741	$388,849
Buildings and equipment (including from VIEs of $155,688 and $178,452, respectively)	1,518,582	1,465,448
Less accumulated depreciation (including from VIEs of $(26,203) and $(23,379), respectively)	(139,783)	(112,132)
Net property and equipment	1,774,540	1,742,165
Investment in unconsolidated real estate affiliates	165,916	132,639
Real estate fund investment	92,589	93,670
Investments in real estate and other assets held for sale	—	45,116
Net investments in real estate	2,033,045	2,013,590
Cash and cash equivalents (including from VIEs of $5,803 and $5,835, respectively)	36,161	39,700
Restricted cash (including from VIEs of $690 and $465, respectively)	7,340	2,536
Tenant accounts receivable, net (including from VIEs of $1,720 and $1,416, respectively)	4,542	4,955
Deferred expenses, net (including from VIEs of $355 and $316, respectively)	9,221	9,723
Acquired intangible assets, net (including from VIEs of $5,948 and $11,249, respectively)	89,817	103,226
Deferred rent receivable, net (including from VIEs of $1,081 and $1,065, respectively)	18,873	16,874
Prepaid expenses and other assets (including from VIEs of $116 and $125, respectively)	10,222	6,503
TOTAL ASSETS	$2,209,221	$2,197,107
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $99,726 and $99,988, respectively)	$881,647	$879,022
Liabilities held for sale	—	407
Accounts payable and other accrued expenses (including from VIEs of $1,567 and $1,839, respectively)	15,561	18,473
Accrued offering costs	74,268	76,583
Distributions payable	15,643	14,232
Accrued interest (including from VIEs of $367 and $361, respectively)	2,482	2,360
Accrued real estate taxes (including from VIEs of $2,509 and $1,666, respectively)	10,814	5,195
Advisor fees payable	1,668	2,929
Acquired intangible liabilities, net	17,310	19,649
TOTAL LIABILITIES	1,019,393	1,018,850
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 70,241,228 and 69,482,276 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	702	695
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 39,262,951 and 37,913,989 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	393	379
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 11,015,184 and 10,957,660 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	110	110
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 8,584,929 and 7,421,466 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	86	74
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 7,108,702 and 7,531,714 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	71	75
Additional paid-in capital (net of offering costs of $142,976 and $133,753 as of September 30, 2018 and December 31, 2017, respectively)	1,547,637	1,522,123
Distributions to stockholders	(302,932)	(256,811)
Accumulated deficit	(63,769)	(96,217)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,182,298	1,170,428
Noncontrolling interests	7,530	7,829
Total equity	1,189,828	1,178,257
TOTAL LIABILITIES AND EQUITY	$2,209,221	$2,197,107
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues:
Minimum rents	$34,905	$34,372	$102,942	$98,181
Tenant recoveries and other rental income	8,414	7,921	24,686	24,235
Total revenues	43,319	42,293	127,628	122,416
Operating expenses:
Real estate taxes	6,508	6,181	19,148	18,363
Property operating expenses	8,532	7,659	22,945	21,083
Provision for doubtful accounts	4	26	118	75
Property general and administrative	64	274	700	830
Advisor fees	5,059	4,842	14,832	14,383
Company level expenses	560	491	2,073	1,730
Depreciation and amortization	16,237	16,589	46,125	44,704
Total operating expenses	36,964	36,062	105,941	101,168
Operating income	6,355	6,231	21,687	21,248
Other income and (expenses):
Interest expense	(8,107)	(7,730)	(21,160)	(21,375)
(Loss) income from unconsolidated real estate affiliates and fund investments	(1,604)	6,236	2,301	8,144
Other income	—	500	—	500
Gain on disposition of property and extinguishment of debt, net	—	5,501	29,665	5,501
Total other income and (expenses)	(9,711)	4,507	10,806	(7,230)
Net (loss) income	(3,356)	10,738	32,493	14,018
Less: Net loss (income) attributable to the noncontrolling interests	55	(68)	(45)	(292)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(3,301)	$10,670	$32,448	$13,726
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.02)	0.08	0.24	0.10
Class M	(0.02)	0.08	0.24	0.10
Class A-I	(0.02)	0.08	0.24	0.10
Class M-I	(0.02)	0.08	0.24	0.10
Class D	(0.02)	0.08	0.24	0.10
Weighted average common stock outstanding-basic and diluted	135,528,172	133,554,999	134,339,555	134,894,754
Other comprehensive gain:
Foreign currency translation adjustment	—	(8)	—	(20)
Reclassification for amounts recognized in net income	—	1,895	—	1,895
Total other comprehensive gain	—	1,887	—	1,875
Net comprehensive (loss) income	$(3,301)	$12,557	$32,448	$15,601

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2018	133,307,105	$1,333	$1,522,123	$(256,811)	$(96,217)	$7,829	$1,178,257
Issuance of common stock	7,408,365	74	87,780	—	—	—	87,854
Repurchase of shares	(4,510,476)	(45)	(53,138)	—	—	—	(53,183)
Offering costs	—	—	(9,223)	—	—	—	(9,223)
Stock based compensation	8,000	—	95	—	—	—	95
Net income	—	—	—	—	32,448	45	32,493
Cash distributed to noncontrolling interests	—	—	—	—	—	(344)	(344)
Distributions declared per share ($0.39)	—	—	—	(46,121)	—	—	(46,121)
Balance, September 30, 2018	136,212,994	$1,362	$1,547,637	$(302,932)	$(63,769)	$7,530	$1,189,828
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,493	$14,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,305	43,904
Gain on disposition of property	(29,665)	(5,501)
Provision for doubtful accounts	118	75
Straight line rent	(2,049)	(2,275)
Income from unconsolidated real estate affiliates and fund investments	(2,301)	(8,144)
Distributions from unconsolidated real estate affiliates and fund investments	3,884	8,414
Net changes in assets, liabilities and other	1,160	5,493
Net cash provided by operating activities	48,945	55,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(57,458)	(96,818)
Proceeds from sale of real estate investments and fixed assets	74,478	—
Capital improvements and lease commissions	(13,419)	(9,244)
Transfer of cash in extinguishment of debt settlement	—	(283)
Investment in unconsolidated real estate affiliates	(37,261)	(4)
Deposits refunded for investments under contract	—	50
Distributions from unconsolidated real estate affiliates	3,482	—
Net cash used in investing activities	(30,178)	(106,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	60,991	40,392
Repurchase of shares	(53,215)	(88,563)
Offering costs	(11,537)	(12,570)
Distributions to stockholders	(15,355)	(14,131)
Distributions paid to noncontrolling interests	(344)	(1,807)
Contributions received from noncontrolling interests	—	1,168
Draws on credit facility	37,000	255,000
Payment on credit facility	(77,000)	(35,000)
Proceeds from mortgage notes and other debt payable	45,000	—
Debt issuance costs	(283)	(2,688)
Principal payments on mortgage notes and other debt payable	(2,955)	(71,879)
Net cash (used in) provided by financing activities	(17,698)	69,922
Net increase in cash, cash equivalents and restricted cash	1,069	19,607
Effect of exchange rates	—	(8)
Cash, cash equivalents and restricted cash at the beginning of the period	42,432	47,749
Cash, cash equivalents and restricted cash at the end of the period	$43,501	$67,348

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted per Consolidated Statements of Cash Flows
Cash and cash equivalents	$36,161	$42,250
Restricted cash	7,340	25,098
Cash, cash equivalents and restricted cash at the end of the period	$43,501	$67,348

Supplemental disclosure of cash flow information:
Interest paid	$24,173	$20,553
Non-cash activities:
Write-offs of receivables	$11	$80
Write-offs of retired assets and liabilities	3,815	9,475
Change in liability for capital expenditures	6,134	401
Deposit of proceeds from sale of real estate investments	—	21,202
Net liabilities transferred at sale of real estate investment	659	729
Net liabilities assumed at acquisition	511	(548)
Change in issuance of common stock receivable and redemption of common stock payable	90	219
Change in accrued offering costs	(2,314)	(7,548)
Assumption of mortgage notes payable	—	(67,870)
Transfers of property in extinguishment of debt settlement	—	20,689
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of September 30, 2018, we owned interests in a total of 71 properties, located in 20 states.
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
On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission (the "SEC") (Commission File No. 333-196886) with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). As of July 6, 2018, the date our First Extended Public Offering terminated, we had raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I common stock in our First Extended Public Offering of $1,138,053.
On January 12, 2018, we filed a Registration Statement on Form S-11 with the SEC (Commission File No. 333-222533) to register a public offering of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “Second Extended Public Offering”). On July 6, 2018, the SEC declared the Second Extended Public Offering effective and the First Extended Public Offering automatically terminated. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public Offering term to the extent permissible under applicable law. As of September 30, 2018, we have raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I common stock in our Second Extended Public Offering of $32,137.
On March 3, 2015, we commenced a private offering (the "Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of September 30, 2018, we have raised aggregate gross proceeds from the sale of our Class D shares in our Private Offering of $68,591.
As of September 30, 2018, 70,241,228 shares of Class A common stock, 39,262,951 shares of Class M common stock, 11,015,184 shares of Class A-I common stock, 8,584,929 shares of Class M-I common stock, and 7,108,702 shares of Class D common stock were outstanding and held by a total of 13,110 stockholders.

LaSalle acts as our advisor pursuant to the third amended and restated advisory agreement between us and LaSalle (the “Advisory Agreement”). The Advisory Agreement a one-year term expiring on June 5, 2019. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly-owned, but operationally independent subsidiary of our sponsor, Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed professional services firm that specializes in real estate and investment management. Affiliates of our sponsor invested an aggregate of $50,200 (with a current value of $62,536) through purchases of shares of our common stock.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly owned subsidiaries, consolidated variable interest entities ("VIE") and the unconsolidated investment in real estate affiliates accounted for under the equity method of accounting. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights and the consolidation of VIEs in which we own less than a 100% interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of September 30, 2018, our VIEs include The District at Howell Mill, The Edge at Lafayette, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of September 30, 2018, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At September 30, 2018 and December 31, 2017, our allowance for doubtful accounts was $403 and $296, respectively.

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At September 30, 2018, our restricted cash balance on our Consolidated Balance Sheet was primarily related to loan escrow amounts and subscriptions received in advance.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at September 30, 2018 and December 31, 2017 was $4,918 and $3,816, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $60,428 and $47,130 at September 30, 2018 and December 31, 2017, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $9,725 and $8,300 at September 30, 2018 and December 31, 2017, respectively, on the accompanying Consolidated Balance Sheets.
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
Our real estate fund investment is accounted for under the fair value option and falls within Level 3 of the hierarchy. The fair value is recorded based upon changes in the net asset value of the limited partnership as determined from the financial statements of the real estate fund. During the three and nine months ended September 30, 2018, we recorded a decrease in fair value classified within the Level 3 category of $861 and an increase of $2,401, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments). During the three and nine months ended September 30, 2017, we recorded increases in fair value of $5,834 and 5,132, respectively.
We have estimated the fair value of our mortgage notes and other debt payable reflected on the Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $19,167 lower and $4,051 higher than the aggregate carrying amounts at September 30, 2018 and December 31, 2017, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.

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
As of September 30, 2018, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	1	$17,680
Interest Rate Swaps	6	171,400
The fair value of our interest rate caps and swaps represent assets of $7,281 and $3,366 at September 30, 2018 and December 31, 2017, respectively.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2018, we adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606), which uses a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model requires identification of the contract, identification of any separate performance obligations in the contract, determination and allocation of the total transaction price, and recognition of revenue as the performance obligation is satisfied. The new standard replaced most existing revenue guidance within GAAP. Our arrangements with customers are principally determined to be leases (which are outside the scope of this new revenue guidance). We do account for certain point-of-sale transactions including daily parking (recorded in tenant recoveries and other rental income in our Consolidated Statement of Operations and Comprehensive Income) in accordance with the new revenue standard. The pattern and timing of revenue recognition for these point of sale transactions is consistent with our prior accounting model. We adopted the standard using the cumulative effect transition method however the adoption did not result in a cumulative-effect adjustment.

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

Effective January 1, 2018, we adopted Accounting Standard Update 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. The new guidance required that restricted cash be included as a component of total cash and cash equivalents as presented on the statement of cash flows. The standard resulted in an increase in net cash used in investing activities from $(129,430) to $(106,299) for the nine months ended September 30, 2017.
NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
Acquisition
On June 6, 2018, we acquired the Villas at Legacy, a garden-style 328-unit apartment community located in Plano, Texas, for approximately $57,800. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2018 acquisition in accordance with authoritative guidance as follows:

2018 Acquisition
Land	$6,888
Building and equipment	48,504
In-place lease intangible (acquired intangible assets)	2,577
$57,969
Amortization period for intangible assets and liabilities	6 months

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
Chicago Parking Garage
On December 23, 2014, we acquired Chicago Parking Garage, a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois owned as a condominium interest. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At September 30, 2018 and December 31, 2017, the carrying amount of our investment in Chicago Parking Garage was $17,217 and $17,046, respectively.
Pioneer Tower
On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750 using cash on hand. Pioneer Tower sits atop a retail property owned by an independent third party. The land under the property is owned as a condominium interest with the owner of the retail property. In accordance with authoritative guidance, Pioneer Tower is accounted for as an investment in an unconsolidated real estate affiliate. At September 30, 2018 and December 31, 2017, the carrying amount of our investment in Pioneer Tower was $112,266 and $115,593, respectively.
The Tremont
On July 19, 2018, we acquired a 75% interest in The Tremont, a 180 unit apartment property in Burlington, Massachusetts. The joint venture acquired the property for approximately $73,500. The acquisition was funded by the assumption of a 19 year mortgage loan that bears interest at a fixed-rate of 3.62% in the amount of $42,300 and cash on hand. In accordance with authoritative guidance, The Tremont is accounted for as an investment in an unconsolidated real estate affiliate. At September 30, 2018, the carrying amount of our investment in The Tremont was $22,909.
The Huntington
On July 19, 2018, we acquired a 75% interest in The Huntington, a 117 unit apartment property in Burlington, Massachusetts. The joint venture acquired the property for approximately $48,500. The acquisition was financed with a ten year mortgage loan that bears interest at a fixed rate of 4.07% in the amount of $31,000 and cash on hand. In accordance with authoritative guidance, The Huntington is accounted for as an investment in an unconsolidated real estate affiliate. At September 30, 2018, the carrying amount of our investment in The Huntington was $13,532.

Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Total revenues	$4,387	$3,066	$10,575	$9,029
Total operating expenses	4,692	2,664	10,237	8,036
Operating (loss) income	$(305)	$402	$338	$993
Interest expense	438	—	438	—
Net (loss) income	$(743)	$402	$(100)	$993
Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. In December 2017, the 51% owner of the NYC Retail Portfolio entered into an agreement to sell its interest to a group of investors including some existing investors in the NYC Retail Portfolio along with some new investors.  The transaction will take place over a period not to exceed two years and will be structured in the form of a series of like-kind exchanges funded by the new investor group. We chose not to increase our investment in the NYC Retail Portfolio. As of September 30, 2018, the NYC Retail Portfolio owned 13 retail properties totaling approximately 2,451,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey. The venture distributed six properties during the third quarter of 2018 that were acquired during the second quarter of 2018 in exchange for the 51% owner's partnership interests in ten of the NYC Retail Portfolio properties. Additionally, in the third quarter of 2018 the venture acquired one property that will be distributed to the 51% owner in exchange for its partnership interest in one of the NYC Retail Portfolio properties.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. The Company has no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations and Comprehensive Income within income from unconsolidated real estate affiliates and fund investments. As of September 30, 2018 and December 31, 2017, the carrying amount of our investment in the NYC Retail Portfolio was $92,589 and $93,670, respectively. During the three and nine months ended September 30, 2018 we recorded a decrease and an increase in fair value of our investment in the NYC Retail Portfolio of $861 and $2,401 respectively. We received no distributions during the three months ended September 30, 2018. During the nine months ending September 30, 2018, we received distributions of income totaling $3,482. During the three and nine months ended September 30, 2017, we recorded increases in fair value of our investment in the NYC Retail Portfolio of $5,834 and $5,132, respectively. We received no distributions during the three months ended September 30, 2017. During the nine months ended September 30, 2017, we received distributions of income totaling $2,020. On January 17, 2017, a 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished.

Summarized Statement of Operations - NYC Retail Portfolio Investment - Fair Value Option Investment

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Total revenue	$4	$8,727	$1,887	$13,371

Net investment (loss) income	(430)	8,315	736	12,287
Net change in unrealized gain on investment in real estate venture	(4,307)	17,941	7,312	20,235
Net (loss) income	$(4,737)	$26,256	$8,048	$32,522
NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			September 30, 2018	December 31, 2017
Mortgage notes payable (1)	December 1, 2018 - March 1, 2054	3.00% - 5.30%	$707,958	$665,912
Credit facility
Revolving line of credit	May 26, 2020	3.61%	80,000	120,000
Term loans	May 26, 2022	3.10%	100,000	100,000
TOTAL			$887,958	$885,912
Net debt discount on assumed debt and debt issuance costs			(6,311)	(6,890)
Mortgage notes and other debt payable, net			$881,647	$879,022
(1)     On June 20, 2018, we entered into a $45,000 mortgage payable on 180 North Jefferson. The interest-only mortgage note bears an interest rate of 3.89% and matures on July 1, 2023.
Aggregate future principal payments of mortgage notes and other debt payable as of September 30, 2018 are as follows:

Year	Amount
2018	$18,858
2019	13,717
2020	156,075
2021	29,295
2022	107,314
Thereafter	562,699
Total	$887,958

Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan. On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year term loan maturing on May 26, 2022. We collectively refer to the two term loans as the "Term Loan". The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 26, 2020 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the ability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of September 30, 2018, we believe no material adverse effects had occurred.
Borrowings under the Credit Facility are guaranteed by us and certain of our subsidiaries. The Credit Facility requires the maintenance of certain financial covenants, including: (i) unencumbered property pool leverage ratio; (ii) debt service coverage ratio; (iii) maximum total leverage ratio; (iv) fixed charges coverage ratio; (v) minimum net asset value; (vi) maximum secured debt ratio; (vii) maximum secured recourse debt ratio; (viii) maximum permitted investments; and (ix) unencumbered property pool criteria. The Credit Facility provides the flexibility to move assets in and out of the unencumbered property pool during the term of the Credit Facility. At September 30, 2018, we had $80,000 outstanding under the Revolving Line of Credit at a blended rate of 3.61% (LIBOR + 1.35%) and $100,000 outstanding under the Term Loans at LIBOR + 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at September 30, 2018).
Covenants
At September 30, 2018, we were in compliance with all debt covenants.

Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at September 30, 2018 and December 31, 2017 was $4,327 and $3,377, respectively.
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

(3)	Effective April 1, 2018, we decreased the Dealer Manager Fee on Class A shares from 1.05% to 0.85% and eliminated the Dealer Manager Fee on Class M-I shares.

(4)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.

Stock Transactions
The stock transactions for each of our classes of common stock for the nine months ended September 30, 2018 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2017	69,482,276	37,913,989	10,957,660	7,421,466	7,531,714
Issuance of common stock	2,734,690	2,793,137	242,254	1,646,284	—
Repurchase of common stock	(1,975,738)	(1,444,175)	(184,730)	(482,821)	(423,012)
Balance, September 30, 2018	70,241,228	39,262,951	11,015,184	8,584,929	7,108,702
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the nine months ended September 30, 2018 were as follows:

	Nine Months Ended September 30, 2018
	# of shares	Amount
Class A Shares	2,734,690	$32,585
Class M Shares	2,793,137	32,990
Class A-I Shares	242,254	2,864
Class M-I Shares	1,646,284	19,510
Total		$87,949
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the nine months ended September 30, 2018, we repurchased 4,510,476 shares of common stock in the amount of $53,183. During the nine months ended September 30, 2017, we repurchased 7,766,824 shares of common stock in the amount of $88,848.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the nine months ended September 30, 2018, we issued 2,495,384 shares of common stock for $29,355 under the distribution reinvestment plan. For the nine months ended September 30, 2017, we issued 2,592,797 shares of common stock for $29,459 under the distribution reinvestment plan.
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

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended September 30, 2018
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(1,705)	$(954)	$(268)	$(198)	$(176)
Weighted average number of common shares outstanding	70,028,958	39,164,883	10,993,430	8,112,636	7,228,265
Basic and diluted net loss per share:	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

	Nine Months Ended September 30, 2018
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$16,834	$9,352	$2,638	$1,830	$1,794
Weighted average number of common shares outstanding	69,697,567	38,711,511	10,920,176	7,580,848	7,429,453
Basic and diluted net income per share:	$0.24	$0.24	$0.24	$0.24	$0.24

	Three Months Ended September 30, 2017
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$5,557	$2,989	$897	$599	$628
Weighted average number of common shares outstanding	69,550,940	37,408,377	11,236,260	7,489,794	7,869,628
Basic and diluted net income per share:	$0.08	$0.08	$0.08	$0.08	$0.08

	Nine Months ended September 30, 2017
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$7,106	$3,775	$1,267	$771	$807
Weighted average number of common shares outstanding	69,841,822	37,096,507	12,448,158	7,576,406	7,931,861
Basic and diluted net income per share:	$0.10	$0.10	$0.10	$0.10	$0.10
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we will commence reimbursing LaSalle over 36 months. Following the First Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the First Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the First Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the First Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of September 30, 2018 and December 31, 2017, LaSalle had paid $1,237 and $1,049, respectively, of organization and offering costs on our behalf which we had not yet been reimbursed. These costs are included in Accrued offering costs on the Consolidated Balance Sheets.

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
Fixed advisory fees for the three and nine months ended September 30, 2018 were $5,059 and $14,832, respectively. The fixed advisory fees for the three and nine months ended September 30, 2017 were $4,842 and $14,383, respectively. There were no performance fees for the nine months ended September 30, 2018 and 2017. Included in Advisor fees payable at September 30, 2018 was $1,668 of fixed fee expense. Included in Advisor fees payable for the year ended December 31, 2017 was $1,660 of fixed fee and $1,269 of performance fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and nine months ended September 30, 2018, JLL Americas was paid $249 and $707, respectively, for property management and leasing services. For the three and nine months ended September 30, 2017, JLL Americas was paid $221 and $920, respectively, for property management and leasing services.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and nine months ended September 30, 2018, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,247 and $6,846, respectively. For the three and nine months ended September 30, 2017, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,530 and $7,516, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs, at September 30, 2018 and December 31, 2017 were $73,032 and $75,301 of future dealer manager fees payable, respectively.
As of September 30, 2018 and December 31, 2017, we owed $1,237 and $1,049, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
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

NOTE 9—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net (loss) income for the three and nine months ended September 30, 2018 and 2017.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of September 30, 2018	$607,036	$479,477	$258,634	$564,085	$21,326	$1,930,558
Assets as of December 31, 2017	599,794	489,112	263,883	575,093	20,845	1,948,727

Three Months Ended September 30, 2018
Revenues:
Minimum rents	$11,861	$7,545	$6,850	$8,583	$66	$34,905
Tenant recoveries and other rental income	1,360	2,603	825	3,082	544	8,414
Total revenues	$13,221	$10,148	$7,675	$11,665	$610	$43,319
Operating expenses:
Real estate taxes	$2,404	$1,928	$671	$1,400	$105	$6,508
Property operating expenses	3,989	988	1,491	1,897	167	8,532
Provision for doubtful accounts	—	—	—	4	—	4
Total segment operating expenses	$6,393	$2,916	$2,162	$3,301	$272	$15,044
Operating income - Segments	$6,828	$7,232	$5,513	$8,364	$338	$28,275

Capital expenditures by segment	$1,566	$789	$11	$126	$47	$2,539

Reconciliation to net loss
Operating income - Segments						$28,275
Property general and administrative						64
Advisor fees						5,059
Company level expenses						560
Depreciation and amortization						16,237
Operating income						$6,355
Other income and (expenses):
Interest expense						$(8,107)
Loss from unconsolidated real estate affiliates and fund investments						(1,604)
Total other income and (expenses)						$(9,711)
Net loss						$(3,356)

Reconciliation to total consolidated assets as of September 30, 2018
Assets per reportable segments						$1,930,558
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						278,663
Total consolidated assets						$2,209,221

Reconciliation to total consolidated assets as of December 31, 2017
Assets per reportable segments						$1,948,727
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						248,380
Total consolidated assets						$2,197,107

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended September 30, 2017
Revenues:
Minimum rents	$11,460	$7,876	$6,735	$8,233	$68	$34,372
Tenant recoveries and other rental income	1,111	2,365	1,109	2,841	495	7,921
Total revenues	$12,571	$10,241	$7,844	$11,074	$563	$42,293
Operating expenses:
Real estate taxes	$2,040	$1,805	$728	$1,504	$104	$6,181
Property operating expenses	3,461	715	1,722	1,546	215	7,659
Provision for doubtful accounts	14	1	1	10	—	26
Total segment operating expenses	$5,515	$2,521	$2,451	$3,060	$319	$13,866
Operating income - Segments	$7,056	$7,720	$5,393	$8,014	$244	$28,427

Capital expenditures by segment	$1,213	$276	$839	$357	$19	$2,704

Reconciliation to net income
Operating income - Segments						$28,427
Property general and administrative						274
Advisor fees						4,842
Company level expenses						491
Depreciation and amortization						16,589
Operating income						$6,231
Other income and (expenses):
Interest expense						$(7,730)
Income from unconsolidated real estate affiliates and fund investments						6,236
Other income						500
Gain on disposition of property and extinguishment of debt						5,501
Total other income and (expenses)						$4,507
Net income						$10,738

	Apartments	Industrial	Office	Retail	Other	Total
Nine Months Ended September 30, 2018
Revenues:
Minimum rents	$34,137	$22,450	$19,947	$26,210	$198	$102,942
Tenant recoveries and other rental income	3,630	7,585	2,573	9,172	1,726	24,686
Total revenues	$37,767	$30,035	$22,520	$35,382	$1,924	$127,628
Operating expenses:
Real estate taxes	$6,414	$5,818	$2,155	$4,352	$409	$19,148
Property operating expenses	10,492	2,286	4,358	5,251	558	22,945
Provision for doubtful accounts	—	—	—	118	—	$118
Total segment operating expenses	$16,906	$8,104	$6,513	$9,721	$967	$42,211
Operating income - Segments	$20,861	$21,931	$16,007	$25,661	$957	$85,417

Capital expenditures by segment	$3,769	$1,253	$188	$1,982	$90	$7,282

Reconciliation to net income
Operating income - Segments						$85,417
Property general and administrative						700
Advisor fees						14,832
Company level expenses						2,073
Depreciation and amortization						46,125
Operating income						$21,687
Other income and (expenses):
Interest expense						$(21,160)
Income from unconsolidated real estate affiliates and fund investments						2,301
Gain on disposition of property						29,665
Total other income and (expenses)						$10,806
Net income						$32,493

	Apartments	Industrial	Office	Retail	Other	Total
Nine Months Ended September 30, 2017
Revenues:
Minimum rents	$30,288	$23,501	$20,729	$23,457	$206	$98,181
Tenant recoveries and other rental income	3,085	7,622	3,721	8,046	1,761	24,235
Total revenues	$33,373	$31,123	$24,450	$31,503	$1,967	$122,416
Operating expenses:
Real estate taxes	$5,121	$5,902	$2,620	$4,393	$327	$18,363
Property operating expenses	8,846	1,990	5,221	4,367	659	21,083
Provision for (recovery of) doubtful accounts	30	1	(1)	45	—	75
Total segment operating expenses	$13,997	$7,893	$7,840	$8,805	$986	$39,521
Operating income - Segments	$19,376	$23,230	$16,610	$22,698	$981	$82,895

Capital expenditures by segment	$2,406	$1,105	$3,339	$1,730	$204	$8,784

Reconciliation to net income
Operating income - Segments						$82,895
Property general and administrative						830
Advisor fees						14,383
Company level expenses						1,730
Depreciation and amortization						44,704
Operating income						$21,248
Other income and (expenses):
Interest expense						$(21,375)
Income from unconsolidated real estate affiliates and fund investments						8,144
Other income						500
Gain on disposition of property and extinguishment of debt						5,501
Total other income and (expenses)						$(7,230)
Net income						$14,018

NOTE 10—DISTRIBUTIONS PAYABLE
On August 9, 2018, our board of directors approved a gross dividend for the third quarter of 2018 of $0.13 per share to stockholders of record as of September 27, 2018. The dividend was paid on November 1, 2018. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.13 per share, less applicable class-specific fees, if any.
NOTE 11— RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In July 2018, FASB amended ASU 2016-02, to provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. The amended guidance allows for lessors to initially apply the new leases standard at the adoption date without restating prior periods. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to impact our consolidated financial statements as we have a ground lease arrangement for which we are the lessee and will be required to record a right-of-use asset and a lease liability. We have preliminarily concluded that the adoption of the standard will not have a material impact on the consolidated financial statements for leases where we are the lessee or the lessor. We plan to adopt the ASU when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Under the practical expedients election, we would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements.
NOTE 12—SUBSEQUENT EVENTS
On November 8, 2018, our board of directors approved a gross dividend for the fourth quarter of 2018 of $0.13 per share to stockholders of record as of December 28, 2018. The dividend will be paid on or around February 1, 2019. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.13 per share, less applicable class-specific fees, if any.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of September 30, 2018, were comprised of:
Apartment

•	The Edge at Lafayette,

•	Townlake of Coppell,

•	AQ Rittenhouse,

•	Lane Parke Apartments,

•	Dylan Point Loma,

•	The Penfield,

•	180 North Jefferson,

•	Jory Trail at the Grove (acquired in 2017),

•	The Reserve at Johns Creek (acquired in 2017), and

•	The Villas at Legacy (acquired in 2018),
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center,

•	Charlotte Distribution Center,

•	DFW Distribution Center,

•	O'Hare Industrial Portfolio,

•	Tampa Distribution Center,

•	Aurora Distribution Center,

•	Valencia Industrial Portfolio,

•	Pinole Point Distribution Center, and

•	Mason Mill Distribution Center (acquired in 2017).
Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	140 Park Avenue, and

•	San Juan Medical Center.
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons,

•	Whitestone Market,

•	Maui Mall,

•	Silverstone Marketplace,

•	Kierland Village Center,

•	Timberland Town Center, and

•	Montecito Marketplace (acquired in 2017).
Other

•	South Beach Parking Garage.
Sold Properties

•	Railway Street Corporate Centre (transferred to lender in 2017),

•	14600 Sherman Way (sold in 2017),

•	14624 Sherman Way (sold in 2017),

•	Joliet Distribution Center (sold in 2017), and

•	Station Nine Apartments (sold in 2018).

Discussions surrounding our Unconsolidated Properties refer to the following properties as of September 30, 2018:

Property	Property Type
Chicago Parking Garage	Parking
NYC Retail Portfolio	Retail
Pioneer Tower	Office
The Tremont	Apartment
The Huntington	Apartment
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
Estimated Percent of Fair Value as of September 30, 2018:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2018 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.
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

Properties
Properties owned at September 30, 2018 are as follows:

					Percentage Leased as of September 30, 2018
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	78	207,000	77%
Townlake of Coppell (1)	Coppell, TX	May 22, 2015	90	351,000	94
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	99
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	96
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	94
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	96
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	95
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	97
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	96
Villas at Legacy	Plano, TX	June 6, 2018	100	339,000	92
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100	409,000	—
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center:
3800 1st Avenue South	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue South	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue South	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center:
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O’Hare Industrial Portfolio:
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
24823 Anza Drive	Santa Clarita, CA	June 29, 2016	100	31,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	63
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100

					Percentage Leased as of September 30, 2018
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100	228,000	100
111 Sutter Street	San Francisco, CA	March 29, 2005	100	286,000	84
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88	306,000	97
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	98
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	94
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	96
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	99
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	89
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	97
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	99
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	99
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	99
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100	167,000	N/A
NYC Retail Portfolio (4)	NY/NJ	December 8, 2015	14	2,451,000	94
Pioneer Tower (5)	Portland, OR	June 28, 2016	100	296,000	90
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	97
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	71

(1)	We own an interest in the joint venture that owns a fee interest in this property.

(2)	The parking garage contains 343 stalls. This property is owned subject to a ground lease.

(3)	We own a condominium interest in the building that contains a 366 stall parking garage.

(4)	We own an approximate 14% interest in a portfolio of 13 urban infill retail properties located in the greater New York City area.

(5)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of September 30, 2018:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	10	2,481,000	23%	95%	$21.42
Industrial	28	5,942,000	55	92	5.23
Office	4	655,000	6	93	43.71
Retail	11	1,675,000	15	96	20.31
Other	1	130,000	1	N/A	N/A
Total	54	10,883,000	100%	93%	$13.76

(1)	Amount calculated as in-place minimum base rent for all occupied space at September 30, 2018 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of September 30, 2018, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $12.97 for our consolidated properties.
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
Over the past five years we have acquired 68 properties (all of these consistent with our investment strategy), sold 30 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.

Capital Raised and Use of Proceeds
As of September 30, 2018, we raised gross proceeds of over $1,602,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $2,108,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $397,000 and repurchase shares of our common stock for approximately $365,000.
Property Acquisitions
On June 6, 2018, we acquired the Villas at Legacy, a garden-style 328-unit apartment community located in Plano, Texas, for approximately $57,800. The acquisition was funded with cash on hand.
On July 19, 2018, we acquired a 75% interest in The Tremont, a 180 unit apartment property in Burlington, Massachusetts. The joint venture acquired the property for approximately $73,500. The acquisition was funded by the assumption of a 19 year mortgage loan that bears interest at a fixed-rate of 3.62% in the amount of $42,300 and cash on hand. At September 30, 2018, the carrying amount of our investment in The Tremont was $22,909.
On July 19, 2018, we acquired a 75% interest in The Huntington, a 117 unit apartment property in Burlington, Massachusetts. The joint venture acquired the property for approximately $48,500. The acquisition was financed with a ten year mortgage loan that bears interest at a fixed rate of 4.07% in the amount of $31,000 and cash on hand. At September 30, 2018, the carrying amount of our investment in The Huntington was $13,532.
Property Dispositions
On February 5, 2018, we sold Station Nine Apartments for approximately $75,000 less closing costs. We recorded a gain on the sale of the properties in the amount of $29,665.
Stock Repurchases
For the nine months ended September 30, 2018, we repurchased $53,215 of shares of our common stock through the share repurchase plan.
Financing
On June 20, 2018, we entered into a $45,000 mortgage note payable on 180 North Jefferson.
Subsequent Events
On November 8, 2018, our board of directors approved a gross dividend for the fourth quarter of 2018 of $0.00013 per share to stockholders of record as of December 28, 2018. The dividend will be paid on or around February 1, 2019. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.00013 per share, less applicable class-specific fees, if any.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 39% as of September 30, 2018.
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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the nine months ended September 30, 2018 and 2017 are referred to as our comparable properties.
Results of Operations for the Three Months Ended September 30, 2018 and 2017
Revenues
The following chart sets forth revenues by reportable segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ Change	% Change
Revenues:
Minimum rents
Apartment	$8,618	$8,474	$144	1.7%
Industrial	7,143	7,510	(367)	(4.9)
Office	6,850	6,162	688	11.2
Retail	7,588	7,629	(41)	(0.5)
Other	66	68	(2)	(2.9)
Comparable properties total	$30,265	$29,843	$422	1.4%
Recent acquisitions and sold properties	4,640	4,529	111	2.5
Total minimum rents	$34,905	$34,372	$533	1.6%

Tenant recoveries and other rental income
Apartment	$950	$892	$58	6.5%
Industrial	2,487	2,208	279	12.6
Office	819	775	44	5.7
Retail	2,808	2,697	111	4.1
Other	544	495	49	9.9
Comparable properties total	$7,608	$7,067	$541	7.7%
Recent acquisitions and sold properties	806	854	(48)	(5.6)
Total tenant recoveries and other rental income	$8,414	$7,921	$493	6.2%
Total revenues	$43,319	$42,293	$1,026	2.4%
Minimum rents at comparable properties increased by $422 for the three months ended September 30, 2018 as compared to the same period in 2017. The increase is primarily due to an increase of $689 at 111 Sutter Street related to increased occupancy and new leases signed at higher rates during the three months ended September 30, 2018 when compared to the same period in 2017. Partially offsetting these increases are decreases of $325 at Kendall Distribution Center and $80 at Valencia Industrial Portfolio related to decreased occupancy during the three months ended September 30, 2018 as compared to the same period in 2017.

Tenant recoveries and other rental income relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $541 for the three months ended September 30, 2018 as compared to the same period in 2017. The increases are primarily related to increased property operating expenses during the three months ended September 30, 2018 when compared to the same period in 2017.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$1,701	$1,619	$82	5.1%
Industrial	1,847	1,674	173	10.3
Office	671	667	4	0.6
Retail	1,328	1,462	(134)	(9.2)
Other	105	104	1	1.0
Comparable properties total	$5,652	$5,526	$126	2.3%
Recent acquisitions and sold properties	856	655	201	30.7
Total real estate taxes	$6,508	$6,181	$327	5.3%

Property operating expenses
Apartment	$2,857	$2,713	$144	5.3%
Industrial	954	691	263	38.1
Office	1,491	1,303	188	14.4
Retail	1,665	1,432	233	16.3
Other	167	215	(48)	(22.3)
Comparable properties total	$7,134	$6,354	$780	12.3%
Recent acquisitions and sold properties	1,398	1,305	93	7.1
Total property operating expenses	$8,532	$7,659	$873	11.4%

Provision for doubtful accounts
Apartment	$—	$14	$(14)	(100.0)%
Industrial	—	1	(1)	(100.0)
Retail	8	11	(3)	(27.3)
Comparable properties total	$8	$26	$(18)	(69.2)%
Recent acquisitions and sold properties	(4)	—	(4)	100.0
Total provision for doubtful accounts	$4	$26	$(22)	(84.6)%
Total operating expenses	$15,044	$13,866	$1,178	8.5%
Real estate taxes at comparable properties increased by $126 for the three months ended September 30, 2018 as compared to the same period in 2017. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $780 for the three months ended September 30, 2018 as compared to the same period in 2017. The industrial segment increase was primarily related to repair work totaling $185 during three months ended September 30, 2018. Within our retail segment, $116 of the increase is related to higher water usage and repairs at The District at Howell Mill during the three months ended September 30, 2018. Within the office segment, 111 Sutter Street experienced an increase in onsite personnel costs of $102 during the three months ended September 30, 2018 as compared to the same period in 2017. The apartment segment increase is primarily related to increases of $80 at Townlake of Coppell related to turnover costs that were incurred during the three months ended September 30, 2018.
Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts at comparable properties decreased slightly for the three months ended September 30, 2018 as compared to the same period in 2017. Our total provision for doubtful accounts continues to be a minimal percentage of total revenues.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ Change	% Change
Property general and administrative	$64	$274	$(210)	(76.6)%
Advisor fees	5,059	4,842	217	4.5
Company level expenses	560	491	69	14.1
Depreciation and amortization	16,237	16,589	(352)	(2.1)
Interest expense	8,107	7,730	377	4.9
Loss (income) from unconsolidated affiliates and fund investments	1,604	(6,236)	7,840	(125.7)
Other income	—	(500)	500	(100.0)
Gain on disposition of property and extinguishment of debt, net	—	(5,501)	5,501	(100.0)
Total expenses	$31,631	$17,689	$13,942	78.8%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the three months ended September 30, 2018 as compared to the same period in 2017 due to a decrease in legal costs and a timing difference in state franchise taxes during the three months ended September 30, 2018.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $217 for the three months ended September 30, 2018 as compared to the same period of 2017 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. The increase of $69 in company level expenses for the three months ended September 30, 2018 is primarily related to stock compensation paid to our independent board of directors totaling $95 being issued during the three months ended September 30, 2018 as compared to the three months ended June 30, 2017.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $352 in depreciation and amortization expense for the three months ended September 30, 2018 as compared to the same period in 2017 is primarily related to our in-place lease value assets at some of our apartment properties becoming fully amortized.
Interest expense increased by $377 for the three months ended September 30, 2018 as compared to the same period in 2017 primarily as a result of the interest expense recorded on the higher outstanding balance of our Credit Facility and the new mortgage loan at 180 North Jefferson.

Loss (income) from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended September 30, 2018, we recorded an $861 decrease in the fair value of our investment in the NYC Retail Portfolio as compared to a $5,834 increase during the same period of 2017.
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

Results of Operations for the Nine Months Ended September 30, 2018 and 2017
Revenues
The following chart sets forth revenues by reportable segment, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ Change	% Change
Revenues:
Minimum rents
Apartment	$25,887	$24,705	$1,182	4.8%
Industrial	21,242	22,664	(1,422)	(6.3)
Office	19,947	18,311	1,636	8.9
Retail	23,226	22,854	372	1.6
Other	198	206	(8)	(3.9)
Comparable properties total	$90,500	$88,740	$1,760	2.0%
Recent acquisitions and sold properties	12,442	9,441	3,001	31.8
Total minimum rents	$102,942	$98,181	$4,761	4.8%

Tenant recoveries and other rental income
Apartment	$2,715	$2,536	$179	7.1%
Industrial	7,245	7,250	(5)	(0.1)
Office	2,555	2,345	210	9.0
Retail	8,382	7,859	523	6.7
Other	1,726	1,761	(35)	(2.0)
Comparable properties total	$22,623	$21,751	$872	4.0%
Recent acquisitions and sold properties	2,063	2,484	(421)	(16.9)
Total tenant recoveries and other rental income	$24,686	$24,235	$451	1.9%
Total revenues	$127,628	$122,416	$5,212	4.3%
Minimum rents at comparable properties increased by $1,760 for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase is primarily due to increases of $1,635 at 111 Sutter Street, $840 at Dylan Point Loma and $494 at Rancho Temecula Town Center related to higher occupancy and increased rental rates during the nine months ended September 30, 2018 as compared to the same period in 2017. Partially offsetting these increases were decreases of $1,067 at Kendall Distribution Center and $336 at Valencia Industrial Portfolio related to decreased occupancy during the nine months ended September 30, 2018 as compared to the same period in 2017.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $872 for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase is primarily related to increased property operating expenses and real estate taxes during the nine months ended June 30, 2018 compared to the first nine months of 2017. Offsetting the increases was a decrease of $156 at Kendall Distribution Center due to lower occupancy in 2018 during the nine months ended September 30, 2018 as compared to the same period in 2017.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$4,902	$4,382	$520	11.9%
Industrial	5,575	5,508	67	1.2
Office	2,155	2,134	21	1.0
Retail	4,141	4,352	(211)	(4.8)
Other	409	327	82	25.1
Comparable properties total	$17,182	$16,703	$479	2.9%
Recent acquisitions and sold properties	1,966	1,660	306	18.4
Total real estate taxes	$19,148	$18,363	$785	4.3%

Property operating expenses
Apartment	$8,010	$7,377	$633	8.6%
Industrial	2,189	1,886	303	16.1
Office	4,333	3,856	477	12.4
Retail	4,621	4,254	367	8.6
Other	558	659	(101)	(15.3)
Comparable properties total	$19,711	$18,032	$1,679	9.3%
Recent acquisitions and sold properties	3,234	3,051	183	6.0
Total property operating expenses	$22,945	$21,083	$1,862	8.8%

Provision for doubtful accounts
Apartment	$—	$32	$(32)	(100.0)%
Retail	65	46	19	41.3
Other	—	—	—	100.0
Comparable properties total	$65	$78	$(13)	(16.7)%
Recent acquisitions and sold properties	53	(3)	56	(1,867)
Total provision for doubtful accounts	$118	$75	$43	57.3%
Total operating expenses	$42,211	$39,521	$2,690	6.8%
Real estate taxes at comparable properties increased by $479 for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase is primarily the result of several properties within our apartment segment having higher tax assessments during the nine months ended September 30, 2018 as compared to the same period of 2017. Our properties are reassessed periodically by the taxing authorities which may result in increases or decreases in real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $1,679 for the nine months ended September 30, 2018 as compared to the same period of 2017. The increase is primarily related to increases of $258 at Townlake of Coppell and $166 at 180 North Jefferson related to higher turnover costs and repairs and maintenance expenses. Additionally, there was an increase of $267 at 111 Sutter Street related to higher utility usage and $205 at The District at Howell Mill due to repairs and maintenance expense during the nine months ended September 30, 2018. The industrial segment increase was primarily related to repair work totaling $185 during the nine months ended September 30, 2018 in addition to $111 of expenses that were previously paid directly by the tenant of Kendall Distribution Center.

Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased by $13 for the nine months ended September 30, 2018 as compared to the same period of 2017 and continued to be a minimal percentage of total revenues.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ Change	% Change
Property general and administrative	$700	$830	$(130)	(15.7)%
Advisor fees	14,832	14,383	449	3.1
Company level expenses	2,073	1,730	343	19.8
Depreciation and amortization	46,125	44,704	1,421	3.2
Interest expense	21,160	21,375	(215)	(1.0)
Income from unconsolidated affiliates and fund investments	(2,301)	(8,144)	5,843	(71.7)
Other income	—	(500)	500	(100.0)
Gain on disposition of property and extinguishment of debt	(29,665)	(5,501)	(24,164)	439.3
Total expenses	$52,924	$68,877	$(15,953)	(23.2)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased $130 for the nine months ended September 30, 2018 as compared to the same period of 2017 primarily due to a decrease in legal costs during the nine months ended September 30, 2018.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $449 for the nine months ended September 30, 2018 as compared to the same period of 2017 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $343 for the nine months ended September 30, 2018 as compared to the same period in 2017 primarily related to timing of professional services expenses, including conversion to the UPREIT structure.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $1,421 in depreciation and amortization expense for the nine months ended September 30, 2018 as compared to the same period in 2017 is primarily related to our acquisitions that occurred in 2017 and 2018.
Interest expense decreased by $215 for the nine months ended September 30, 2018 as compared to the same period in 2017 as a result of unrealized gains on our interest rate swaps more than offsetting the increase in interest expense on our Credit Facility, as a result of a higher outstanding balance.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the nine months ended September 30, 2018, we recorded a $2,401 increase in the fair value in the NYC Retail Portfolio as compared to a $5,132 increase in the fair value and a distribution of income totaling $2,020 during the same period of 2017.
Other income of $500 is related to receipt of a termination payment upon the expiration of a contract to sell The Edge at Lafayette during the three months ended September 30, 2017.
Gain on disposition of property of $29,665 is related to the sale of Station Nine Apartments during the nine months ended September 30, 2018. Gain on disposition of property and extinguishment of debt of $5,501 is related to the dispositions of Railway Street Corporate Centre, 14600 Sherman Way and 14624 Sherman Way during the nine months ended September 30, 2017.

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
The following table presents a reconciliation of the most comparable GAAP amount of net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$(3,301)	$10,670	$32,448	$13,726
Real estate depreciation and amortization (1)	19,347	18,105	52,450	49,436
Loss (gain) on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	861	(11,335)	(32,065)	(10,632)
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$16,907	$17,440	$52,833	$52,530
Weighted average shares outstanding, basic and diluted	135,528,172	133,554,999	134,339,555	134,894,754
NAREIT FFO per share, basic and diluted	$0.12	$0.13	$0.39	$0.39

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$16,907	$17,440	$52,833	$52,530
Straight-line rental income (1)	(637)	(840)	(2,073)	(2,745)
Amortization of above- and below-market leases (1)	(943)	(862)	(2,572)	(2,649)
Amortization of net discount on assumed debt (1)	(25)	(40)	(95)	(148)
Gain on derivative instruments and extinguishment or modification of debt (1)	(523)	(131)	(3,972)	(131)
Adjustment for investment accounted for under the fair value option (2)	1,132	1,078	3,284	1,277
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$15,911	$16,645	$47,405	$48,134
Weighted average shares outstanding, basic and diluted	135,528,172	133,554,999	134,339,555	134,894,754
AFFO per share, basic and diluted	$0.12	$0.12	$0.35	$0.36

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.

NAV as of September 30, 2018
The following table provides a breakdown of the major components of our NAV as of September 30, 2018:

	September 30, 2018
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,344,114	$753,078	$211,367	$164,753	$136,222	$2,609,534
Debt	(520,362)	(291,548)	(81,829)	(63,783)	(52,737)	(1,010,259)
Other assets and liabilities, net	12,007	6,728	1,889	1,472	1,217	23,313
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$835,759	$468,258	$131,427	$102,442	$84,702	$1,622,588
Number of outstanding shares	70,241,228	39,262,951	11,015,184	8,584,929	7,108,702
NAV per share	$11.90	$11.93	$11.93	$11.93	$11.92

(1)	The value of our real estate investments was greater than the historical cost by 8.4% as of September 30, 2018.
The following table provides a breakdown of the major components of our NAV as of December 31, 2017:

	December 31, 2017
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,287,772	$704,255	$203,624	$137,921	$139,774	$2,473,346
Debt	(493,261)	(269,754)	(77,995)	(52,828)	(53,538)	(947,376)
Other assets and liabilities, net	16,276	8,901	2,573	1,742	1,766	31,258
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$810,787	$443,402	$128,202	$86,835	$88,002	$1,557,228
Number of outstanding shares	69,482,276	37,913,989	10,957,660	7,421,466	7,531,714
NAV per share	$11.67	$11.69	$11.70	$11.70	$11.68

(1)	The value of our real estate investments was greater than the historical cost by 6.9% as of December 31, 2017.
The increase in NAV per share from December 31, 2017 to September 30, 2018, was related to a net increase of 0.93% in the value of our portfolio. Property operations for the nine months ended September 30, 2018 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of September 30, 2018:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.35%	5.68%	5.74%	5.63%	6.25%	5.61%
Discount rate/internal rate of return (IRR)	6.47	6.28	6.35	6.32	7.89	6.38
Annual market rent growth rate	3.03	3.01	2.90	3.07	3.30	3.02
Holding period (years)	10.00	10.00	10.00	10.00	22.53	10.19

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

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2017:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.40%	5.75%	5.71%	5.66%	6.25%	5.64%
Discount rate/internal rate of return (IRR)	6.77	6.36	6.49	6.38	8.17	6.52
Annual market rent growth rate	3.13	3.00	2.79	3.12	3.41	3.03
Holding period (years)	10.00	10.00	10.00	10.00	23.30	10.19

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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		September 30, 2018	December 31, 2017
Discount Rate - weighted average	0.25% increase	(1.8)%	(1.8)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.5)	(2.6)
Annual market rent growth rate - weighted average	0.25% decrease	(1.3)	(1.2)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $22,063 lower and $3,061 higher than the carrying values at September 30, 2018 and December 31, 2017, respectively. The NAV per share would have increased by $0.16 and decreased by $0.02 per share at September 30, 2018 and December 31, 2017, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Line of Credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ Change
Net cash provided by operating activities	$48,945	$55,984	$(7,039)
Net cash used in investing activities	(30,178)	(106,299)	76,121
Net cash (used in) provided by financing activities	(17,698)	69,922	(87,620)
Cash provided by operating activities decreased $7,039 for the nine months ended September 30, 2018 as compared to the same period in 2017. The decrease in cash from operating activities is primarily due to less operating distributions from our real estate fund investment and changes in our working capital, which include tenant accounts receivable, prepaid expenses and other assets, advisor fee payable and accounts payable and other accrued expenses.
Cash used in investing activities decreased by $76,121 for the nine months ended September 30, 2018 as compared to the same period in 2017. The decrease was primarily related to cash received from the sale of Station Nine Apartments offsetting the cash used to purchase new properties and investments made in unconsolidated real estate affiliates during the nine months ended September 30, 2018 as compared to the same period in 2017.
Cash (used in) provided by financing activities decreased by $87,620 for the nine months ended September 30, 2018 as compared to the same period in 2017. The change is primarily related to a decrease in net proceeds from mortgage note payables and other debt payable of $143,671 during the nine months ended September 30, 2018 as compared to the same period in 2017. Offsetting this decrease was an increase in cash received from net stock subscriptions of $55,947.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at September 30, 2018 and December 31, 2017:

	Consolidated Debt
	September 30, 2018		December 31, 2017
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$790,278	3.68%	$748,232	3.66%
Variable	97,680	3.81	137,680	3.06
Total	$887,958	3.69%	$885,912	3.57%
Covenants
At September 30, 2018, we were in compliance with all debt covenants.
Other Sources
On July 6, 2018, our Second Extended Public Offering registration statement was declared effective with the SEC (Commission File No. 333-222533) to register up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each three-year offering period, subject to regulatory approval. We intend to use the net proceeds from the Second Extended Public Offering, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan.
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
Off Balance Sheet Arrangements
At September 30, 2018, we had approximately $110 in an outstanding letter of credit which is not reflected on our balance sheet. We have no other off balance sheet arrangements.

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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In July 2018, FASB amended ASU 2016-02, to provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. The amended guidance allows for lessors to initially apply the new leases standard at the adoption date without restating prior periods. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to impact our consolidated financial statements as we have a ground lease arrangement for which we are the lessee and will be required to record a right-of-use asset and a lease liability. We have preliminarily concluded that the adoption of the standard will not have a material impact on the consolidated financial statements for leases where we are the lessee or the lessor. We plan to adopt the ASU when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Under the practical expedients election, we would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of September 30, 2018, we had consolidated debt of $887,958, which included $97,680 of variable-rate debt. Including the $6,311 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $881,647 at September 30, 2018. We also entered into interest rate cap and swap agreements on $189,080 of debt which cap the LIBOR rate at between 1.0% and 3.3%. A 0.25% movement in the interest rate on the $97,680 of variable-rate debt would have resulted in a $244 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2018, the fair value of our mortgage notes payable was estimated to be $19,167 lower than the carrying value of $887,958. If treasury rates were 0.25% higher at September 30, 2018, the fair value of our mortgage notes payable would have been $29,103 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2018, we repurchased 1,300,759 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2018	654,736	$11.82	654,736	—
August 1 - August 31, 2018	313,412	11.89	313,412	—
September 1 - September 30, 2018	332,611	11.95	332,611	—
Total	1,300,759	$11.87	1,300,759	—
(1)     Redemptions are limited as described above.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended September 30, 2018.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 13, 2018	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 13, 2018	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer