Form 10-K
period 2018-12-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2019-03-08
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Title of each class
Class A Common Stock, $.01 par value
Class M Common Stock, $.01 par value
Class A-I Common Stock, $.01 par value
Class M-I Common Stock, $.01 par value
Class D Common Stock, $.01 par value
_________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 29, 2018, the aggregate market value of the 69,592,226 shares of Class A common stock, 38,833,664 shares of Class M common stock, 10,905,933 shares of Class A-I common stock, 7,821,245 shares of Class M-I common stock and 7,531,714 shares of Class D common stock held by non-affiliates of the Registrant was $820,350, $458,811, $128,907, $92,454, and $88,904 for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively, based upon the last net asset value of $11.79, $11.81, $11.82, $11.82 and $11.80 per share for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively.

As of March 8, 2019, there were 73,149,042 shares of Class A Common Stock, 40,358,825 shares of Class M Common Stock, 11,231,324 shares of Class A-I Common Stock, 10,927,480 shares of Class M-I Common Stock and 5,448,111 shares of Class D Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

Cautionary Note Regarding Forward-Looking Statements
This Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (“SEC”). Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-K. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2018, we owned interests in a total of 70 properties, located in 20 states.
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
From our inception to January 15, 2015, we raised equity proceeds through various public and private offerings of shares of our common stock. On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the SEC with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). As of July 6, 2018, the date our First Extended Public Offering terminated, we had raised aggregate gross proceeds from the sale of shares of our common stock in our First Extended Public Offering of $1,138,053.
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public Offering term to the extent permissible under applicable law. As of December 31, 2018, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $81,691.
On March 3, 2015, we commenced a private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2018, we have raised aggregate gross proceeds from the sale of shares of our Class D shares in our Follow-on Private Offering of $68,591.

As of December 31, 2018, 71,187,722 shares of Class A common stock, 39,869,130 shares of Class M common stock, 11,083,034 shares of Class A-I common stock, 9,738,086 shares of Class M-I common stock, and 6,270,479 shares of Class D common stock were outstanding and held by a total of 13,445 stockholders.
LaSalle acts as our advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). On May 8, 2018, we renewed our Advisory Agreement with our Advisor for a one-year term expiring on June 5, 2019. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.

LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. Affiliates of our Sponsor invested an aggregate of $50,200 (with a current value of $62,427) through purchases of shares of our common stock.
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
We intend to use financial leverage to provide additional funds to support our investment activities. We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets) of between approximately 30% and 50%. Our Company leverage ratio was 39% at December 31, 2018 and 2017. We intend to continue to use portions of the proceeds from our offerings to retire certain borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets, other than intangibles, valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are currently in compliance with the charter limitations on our indebtedness.
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

Subject to the percentage of ownership limitations and gross income and asset requirements required for REIT qualification, we may invest in equity securities of companies engaged in real estate activities, including for the purpose of exercising control over such entities. Companies engaged in real estate activities may include, for example, REITs that either own properties or make real estate loans, real estate developers, entities with substantial real estate holdings such as limited partnerships, funds and other commingled investment vehicles, and other companies whose products and services are related to the real estate industry, such as mortgage lenders or mortgage servicing companies. We may acquire all or substantially all of the securities or assets of companies engaged in real estate activities where such investment would be consistent with our investment policies and our status as a REIT. We may also acquire exchange traded funds and mutual funds focused on REITs and real estate companies. In any event, we do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and we intend to generally divest appropriate securities before any such registration would be required.

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

GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2018:

	Real Estate Portfolio
	Number of Properties	Net Rentable Square Feet	Estimated Percent of Fair Value
South	17	4,855,000	25%
West	22	3,352,000	43
East	18	3,436,000	18
Midwest	13	2,370,000	14
Total	70	14,013,000	100%
The following charts sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2018, 2017 and 2016:

FOREIGN OPERATIONS
We previously owned one property outside the United States, a multi-tenant office building located in Calgary, Canada. We were subject to currency risk and general Canadian economy risks associated with this investment. This property accounted for approximately 7% and 8% of our consolidated office revenues for the years ended December 31, 2017 and 2016, respectively, and approximately 1% and 2% of our consolidated revenues for the years ended December 31, 2017 and 2016 respectively. The Canadian property was disposed of on July 26, 2017.

DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during the years ending December 31, 2018, 2017 and 2016 were as follows:

	For the year ended December 31,
	2018	2017	2016
Office
Amazon (1)	30%	30%	27%
Summit Medical Group	12%	11%	5%
Sugar Publishing	11%	9%	4%
Industrial
Musician's Friend	9%	8%	10%
Mitsubishi Electric	8%	8%	10%
________

(1)
Amazon, including Whole Foods, also accounted for 4% and 5% of the consolidated revenues in the retail segment in 2018 and 2017, respectively, and 6%, 6% and 2% of the consolidated revenues in the industrial segment in 2018, 2017 and 2016, respectively.

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

AVAILABLE INFORMATION
We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. The SEC maintains a website (www.sec.gov) where the reports, proxy and information statements, and other information that we file electronically with the SEC can be accessed free of charge. Our website is www.JLLIPT.com. Our reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports are posted on our website as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference.
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
On November 4, 2014, as contemplated in our Advisory Agreement, we agreed to reimburse LaSalle for a portion of certain of our executive officers’ compensation associated with work performed on the First Extended Public Offering prior to the effective date. Under this arrangement a total of $125 was reimbursed over a three year period beginning on January 16, 2015.

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
Since our inception in 2004, we have experienced net losses (calculated in accordance with U.S. generally accepted accounting principles ("GAAP")) over a number of years. As of December 31, 2018, we had an accumulated deficit of $70,650. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability.

The availability, timing and amount of cash distributions to you is uncertain.
Our board of directors declared quarterly distributions for our stockholders beginning in the first quarterly period following the initial closing of our first offering on December 23, 2004 through March 31, 2009. We did not pay distributions for the nine quarterly periods from March 2009 to September 30, 2011, we however have declared quarterly distributions for our stockholders every quarter since. Most recently, on March 5, 2019, our board of directors declared a quarterly distribution of $0.135 per share for the first quarter of 2019. We bear all expenses incurred in our operations, which are deducted from cash funds generated from operations prior to computing the amount of cash for distribution to stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital or other purposes, which was the policy of our board of directors between March 2009 through September 2011 when we suspended our distributions as a part of our cash conservation strategy adopted in response to the uncertain economic climate and extraordinary conditions in the commercial real estate industry.

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
Our Advisor’s officers and key real estate professionals will identify potential investments in properties and other real estate-related assets that are consistent with our investment guidelines for our possible acquisition. However, our Advisor may not acquire an investment in a property unless it has reviewed and approved presenting it to us in accordance with its allocation policies. LaSalle and its affiliates will advise other investment programs that invest in properties and real estate-related assets in which we may be interested. LaSalle could face conflicts of interest in determining which programs will have the opportunity to acquire and participate in such investments as they become available. As a result, other investment programs advised by LaSalle may compete with us with respect to certain investments that we may want to acquire.
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

On April 1, 2018 we converted to an UPREIT structure. Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their direction of the management of our company. At the same time, we, as sole member, have duties to the general partner of our operating partnership which, in turn, as general partner of our operating partnership, has duties to our operating partnership and to the limited partners under Delaware law in connection with the management of our operating partnership.
Under Delaware law, the general partner of a Delaware limited partnership has fiduciary duties of care and loyalty, and an obligation of good faith, to the partnership and its partners. While these duties and obligations cannot be eliminated entirely in the limited partnership agreement, Delaware law permits the parties to a limited partnership agreement to specify certain types or categories of activities that do not violate the general partner’s duty of loyalty and to modify the duty of care and obligation of good faith, so long as such modifications are not unreasonable. These duties as general partner of our operating partnership to the partnership and its partners may come into conflict with the interests of our company. Under the partnership agreement of our operating partnership, upon the admission of a person other than one of our subsidiaries as a limited partner in our operating partnership, the limited partners of our operating partnership expressly agree that the general partner of our operating partnership is acting for the benefit of the operating partnership itself and our stockholders, collectively. The general partner is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause our operating partnership to take or decline to take any actions. If there is a conflict between the interests of us or our stockholders, on the one hand, and the interests of the limited partners of our operating partnership other than us or our subsidiaries, on the other, that cannot be resolved in a manner not adverse to either, the partnership agreement provides that such conflict will be resolved in favor of our stockholders and the general partner will not be liable for losses sustained by the limited partners in connection with such decisions provided the general partner acted in good faith. Additionally, the partnership agreement of our operating partnership expressly limits our liability by providing that we and our directors, officers, agents and employees, will not be liable or accountable to our operating partnership or its partners for money damages. In addition, our operating partnership is required to indemnify us, our directors, officers and employees, the general partner and its trustees, officers and employees, employees of our operating partnership and any other persons whom the general partner may designate from and against any and all claims arising from operations of our operating partnership in which any indemnitee may be involved, or is threatened to be involved, as a party or otherwise unless it is established that the act or omission of the indemnitee constituted fraud, intentional harm or gross negligence on the part of the indemnitee, the claim is brought by the indemnitee (other than to enforce the indemnitee’s rights to indemnification or advance of expenses) or the indemnitee is found to be liable to our operating partnership, and then only with respect to each such claim. The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
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
We intend to conduct our operations so that neither we nor our operating partnership or our respective subsidiaries are investment companies under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, there is no guarantee that our security measures will be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches. To date, we have seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach on our data security could create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

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
As of December 31, 2018, our diversification of current fair value of our consolidated properties by property type consisted of 29% in the apartment property sector, 26% in the industrial property sector, 17% in the office property sector, 27% in the retail property sector and 1% in the other property sector. As of December 31, 2018, we also owned an interest in unconsolidated properties in the office, retail and other property sectors. Because our portfolio consists primarily of apartment, industrial, office, retail and other properties, we are subject to risks inherent in investments in these property types and including the risk that e-commerce poses to retail. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.
Additionally, as of December 31, 2018, approximately 46% and 29% of the current fair value of our consolidated properties was geographically concentrated in the western and southern United States, respectively. Moreover, our properties located in California, Texas and Illinois accounted for approximately 23%, 14% and 11% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office, retail, industrial or apartment properties, industry slowdowns, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office, retail, industrial or apartment space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.

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
Leases (excluding our apartment properties) representing approximately 9% and 10% of the annualized minimum base rent from our consolidated properties, as of December 31, 2018, were scheduled to expire in 2019 and 2020, respectively. Because we compete with a number of other developers, owners and managers of office, retail, industrial and apartment properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, historic economic turmoil led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who purchase properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.

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
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. We may also face competition from real estate programs sponsored by JLL and its affiliates. Many third party competitors have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may continue to increase. In addition to third party competitors, other programs sponsored by our Advisor may raise additional capital and seek investment opportunities under our Advisor's allocation policy. If we acquire properties and other investments at higher prices or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
To the extent we acquire properties, our operating results may depend on the availability of, and our Advisor’s ability to identify, acquire and manage, appropriate real estate investment opportunities. It may take considerable time for us or our Advisor to identify and acquire appropriate investments. In general, the availability of desirable real estate opportunities and our investment returns will be affected by the level and volatility of interest rates, conditions in the financial markets and general, national and local economic conditions. No assurance can be given that we will be successful in identifying, underwriting and then acquiring investments which satisfy our return objectives or that such investments, once acquired, will perform as intended. The real estate industry is competitive and we compete for investments with traditional equity sources, both public and private, as well as existing funds, or funds formed in the future, with similar investment objectives. If we cannot effectively compete with these entities for investments, our financial performance may be adversely affected.
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
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2018, we had interests in six joint ventures that collectively own seventeen properties across the United States accounting for 23% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.
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
Our properties are, or may become, subject to the Americans with Disabilities Act of 1990, as amended (the "ADA"). Under the ADA, all places of public accommodation must meet federal requirements related to access and use by persons with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. New legislation at the federal, state and local levels also may require modifications to our properties, or restrict our ability to renovate properties. We will attempt to acquire properties that comply with the ADA and other similar legislation or place the burden on the seller or other third party to ensure compliance with such legislation. However, we may not be able to acquire properties or allocate responsibilities in this manner which could reduce cash available for investments and the amount of distributions to stockholders.
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
We do not own any properties located outside the United States as of December 31, 2018 but may purchase investments located outside the United States, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:

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

We may invest in mezzanine debt, which is subject to greater risks of loss than senior loans secured by real properties, and may result in losses to us.

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
As of December 31, 2018, we had total outstanding indebtedness of $870,545. Our Company leverage ratio, calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets, was 39% as of December 31, 2018 and 2017. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to acquire the property secured by the mortgage loan, acquire additional properties or pay down other debt. We may also use our line of credit as a flexible borrowing source to cover short-term capital needs, for new property acquisitions and for working capital.
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
The U.S. and global credit markets have historically experienced severe dislocations and liquidity disruptions, which caused volatility in the credit spreads on prospective debt financings and constrained the availability of debt financing due to the reluctance of lenders to offer financing at high leverage ratios. Renewed uncertainty in the credit markets may adversely impact our ability to access additional debt financing on reasonable terms or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions.
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2018, we had $689,099 in aggregate outstanding mortgage notes payable, which had maturity dates through March 1, 2054.

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
We are organized and operated in a manner intended to qualify to be taxed as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2004. REIT qualification requires ongoing satisfaction of various requirements regarding our organization, the nature of our gross income and assets and the amount of dividends we distribute. In addition, future legislative, judicial or administrative changes to the federal income tax laws, which could be applied retroactively, could result in our disqualification as a REIT. If the Internal Revenue Service (the "IRS") determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved and our NAV because:

•	we would be subject to federal and applicable state and local corporate income taxation on our taxable income;

•	we would not be permitted to take a deduction for dividends paid to stockholders in computing our taxable income; and

•	we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified (unless we are entitled to relief under applicable statutory provisions).
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
The IRS has issued significant proposed guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible.

We urge you to consult with your own tax advisor with respect to the impact of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain. We will be subject to regular corporate income taxes on any undistributed REIT taxable income, including undistributed net capital gain each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to pay distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (for taxable years beginning after December 31, 2017) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Finally, for taxable years after 2015, no more than 25% of our assets may consist of debt instruments that are issued by "publicly offered REITs" and would not otherwise be treated as qualifying real estate assets. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
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

Restrictions on deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding incurring income or excise taxes.

Under the Tax Cuts and Jobs Act, new rules may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The new rules for business interest expense will apply to us and at the level of each entity in which or through which it invests that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving such dividends will be required to include the full amount of the dividend income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates on qualified dividends.
The maximum U.S. federal income tax rate for “qualified dividends” payable by U.S. corporations to individual U.S. stockholders is currently 20%. However, ordinary dividends (i.e. dividends that are not designated as capital gain dividends or qualified dividend income) payable by REITs generally are not eligible for the reduced rates applicable to qualified dividends and generally are taxed at ordinary income rates. In taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate stockholders are entitled to a deduction of up to 20% of the amount of their ordinary REIT dividends, subject to certain limitations. Taking into account the top ordinary income tax rate of 37% and assuming a full 20% deduction for ordinary REIT dividends, the maximum effective federal income tax rate for ordinary REIT dividends received by individuals is 29.6%. Non-corporate investors may perceive investment in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at lower rates as qualified dividends.

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
Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.
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

If we were at any time deemed to hold “plan assets” under ERISA or the Code, stockholders subject to ERISA and the related excise tax provisions of the Code may be subject to adverse financial and legal consequences.
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
DESCRIPTION OF REAL ESTATE
Our investments in real estate assets as of December 31, 2018 consisted of interests in wholly-owned properties and six joint ventures. The following table sets forth information with respect to our real estate assets by segment as of December 31, 2018. We own a fee simple interest in all properties unless otherwise noted.

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette (1)	Lafayette, LA	100%	2007	January 15, 2008	207,000	77%
Townlake of Coppell (2)	Coppell, TX	90	1986	May 22, 2015	351,000	96
AQ Rittenhouse	Philadelphia, PA	100	2015	July 30, 2015	92,000	99
Lane Parke Apartments	Mountain Brook, AL	100	2014	May 26, 2016	263,000	97
Dylan Point Loma	San Diego, CA	100	2016	August 9, 2016	204,000	94
The Penfield	St. Paul, MN	100	2013	September 22, 2016	245,000	98
180 North Jefferson	Chicago, IL	100	2004	December 1, 2016	217,000	96
Jory Trail at the Grove	Wilsonville, OR	100	2012	July 14, 2017	315,000	98
The Reserve at Johns Creek	Johns Creek, GA	100	2007	July 28, 2017	244,000	98
Villas at Legacy	Plano, TX	100	1999	June 6, 2018	340,000	95
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	100%	2002	June 30, 2005	409,000	—
Norfleet Distribution Center	Kansas City, MO	100	2007	February 27, 2007	702,000	100%
Suwanee Distribution Center	Suwanee, GA	100	2013	June 28, 2013	559,000	100
South Seattle Distribution Center
3800 1st Avenue South	Seattle, WA	100	1968	December 18, 2013	162,000	100
3844 1st Avenue South	Seattle, WA	100	1949	December 18, 2013	101,000	100
3601 2nd Avenue South	Seattle, WA	100	1980	December 18, 2013	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	100	2013	January 22, 2014	277,000	100
Charlotte Distribution Center	Charlotte, NC	100	1991	June 27, 2014	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	441,000	100
4055 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	100	1985	September 30, 2015	31,000	100
1225 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	109,000	100
1300 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	71,000	100
1301 Mittel Drive	Wood Dale, IL	100	1985	September 30, 2015	53,000	100
1350 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	56,000	100
2501 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	198,000	100
2601 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	124,000	100
Tampa Distribution Center	Tampa, FL	100	2009	April 11, 2016	386,000	100
Aurora Distribution Center	Aurora, IL	100	2016	May 19, 2016	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	87,000	100
28145 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	114,000	100
28904 Paine Avenue	Valencia, CA	100	1999	June 29, 2016	117,000	82
24823 Anza Drive	Santa Clarita, CA	100	1988	June 29, 2016	31,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	100	1988	June 29, 2016	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	100	2016	September 8, 2016	225,000	100
6015 Giant Road	Richmond, CA	100	2016	September 8, 2016	252,000	100
6025 Giant Road	Richmond, CA	100	2016	December 29, 2016	41,000	100
Mason Mill Distribution Center	Buford, GA	100	2016	December 20, 2017	340,000	100

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Office Segment:
Monument IV at Worldgate	Herndon, VA	100%	2001	August 27, 2004	228,000	100%
111 Sutter Street (3)	San Francisco, CA	100	1926/2001 (4)	March 29, 2005	286,000	84
140 Park Avenue	Florham Park, NJ	100	2015	December 21, 2015	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	100	2015	April 1, 2016	40,000	100
Retail Segment:
The District at Howell Mill (2)	Atlanta, GA	88%	2006	June 15, 2007	306,000	97%
Grand Lakes Marketplace (2)	Katy, TX	90	2012	September 17, 2013	131,000	98
Oak Grove Plaza	Sachse, TX	100	2003	January 17, 2014	120,000	94
Rancho Temecula Town Center	Temecula, CA	100	2007	June 16, 2014	165,000	96
Skokie Commons	Skokie, IL	100	2015	May 15, 2015	97,000	98
Whitestone Market	Austin, TX	100	2003	September 30, 2015	145,000	99
Maui Mall	Kahului, HI	100	1971	December 22, 2015	235,000	89
Silverstone Marketplace	Scottsdale, AZ	100	2015	July 27, 2016	78,000	97
Kierland Village Center	Scottsdale, AZ	100	2001	September 30, 2016	118,000	99
Timberland Town Center	Beaverton, OR	100	2015	September 30, 2016	92,000	99
Montecito Marketplace	Las Vegas, NV	100	2007	August 8, 2017	190,000	99
Other Segment:
South Beach Parking Garage (5)	Miami Beach, FL	100%	2001	January 28, 2014	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (6)	Chicago, IL	100%	2003	December 23, 2014	167,000	N/A
NYC Retail Portfolio (7)	NY/NJ	14	1996 - 2004	December 8, 2015	2,378,000	93%
Pioneer Tower (8)	Portland, OR	100	1990	June 28, 2016	296,000	90
The Tremont (2)	Burlington, MA	75	2016	July 19, 2018	175,000	99
The Huntington (2)	Burlington, MA	75	2018	July 19, 2018	115,000	97
___________

(1)	On December 27, 2018, we acquired our joint venture partner's 22% interest in the property.

(2)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(3)	On December 17, 2018, the property was designated as held-for-sale. The property was subsequently sold on February 7, 2019.

(4)	Built in 1926 and renovated in 2001.

(5)	The parking garage contains 343 stalls. This property is owned leasehold.

(6)	We own a condominium interest in the building that contains a 366 stall parking garage.

(7)	We own an approximate 14% interest in a portfolio of 12 urban infill retail properties located in the greater New York City area.

(8)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.

ACQUISITIONS
2018 Acquisitions
On June 6, 2018, we acquired the Villas at Legacy, a garden-style 328-unit apartment community located in Plano, Texas, for approximately $57,800. The acquisition was funded with cash on hand.
On July 19, 2018, we acquired a 75% interest in The Tremont, a 180-unit apartment property in Burlington, Massachusetts. The joint venture acquired the property for approximately $73,500. The acquisition was funded by the assumption of a 19 year mortgage loan that bears interest at a fixed-rate of 3.62% in the amount of $42,520 and cash on hand. In accordance with authoritative guidance, The Tremont is accounted for as an investment in an unconsolidated real estate affiliate.
On July 19, 2018, we acquired a 75% interest in The Huntington, a 117-unit apartment property in Burlington, Massachusetts. The joint venture acquired the property for approximately $48,500. The acquisition was financed with a ten year mortgage loan that bears interest at a fixed rate of 4.07% in the amount of $31,000 and cash on hand. In accordance with authoritative guidance, The Huntington is accounted for as an investment in an unconsolidated real estate affiliate.

On December 27, 2018, we acquired our joint venture partner's 22% interest in The Edge at Lafayette for $880 plus the assumption of the joint venture partners pro rata share of the mortgage loan in the amount of $3,890. The owner of the 22% interest in the joint venture was an investment fund advised by LaSalle and in which JLL owned a minority interest.

2017 Acquisitions
On July 14, 2017, we acquired Jory Trail at the Grove, a 324-unit apartment community located in Wilsonville, Oregon, for approximately $74,750. The acquisition was funded by the assumption of an eight-year mortgage loan that bears interest at a fixed-rate of 3.81% in the amount of $44,250, a draw on our credit facility and cash on hand.
On July 28, 2017, we acquired The Reserve at Johns Creek Walk, a 210-unit apartment community located in Johns Creek, Georgia, for approximately $47,300. The acquisition was funded by the assumption of a three-year mortgage loan that bears interest at a fixed rate of 3.30% in the amount of $23,620, a draw on our credit facility and cash on hand.
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
On May 26, 2016, we acquired Lane Parke Apartments, a 276-unit apartment building located in Mountain Brook, Alabama, for approximately $73,300. The property was funded with cash on hand. On October 13, 2016, we entered into ten-year mortgage loan that bears interest at a fixed-rate of 3.18%, in the amount of approximately $37,000.
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
On December 1, 2016, we acquired 180 North Jefferson, a 28-story, 274-unit apartment tower in Chicago, Illinois. The purchase price was approximately $96,500. The acquisition was financed with a one-year mortgage loan that bears a floating interest rate equal to London Interbank Offered Rate ("LIBOR") plus 1.40% in the amount of $48,250, a draw on our line of credit and cash on hand.
DISPOSITIONS
2018 Dispositions
On February 5, 2018, we sold Station Nine Apartments for approximately $75,000. We recorded a gain on the sale of the property in the amount of $29,665.
On December 28, 2018, a 73,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. Sale proceeds were maintained at the venture for operating needs.

2017 Dispositions
On January 17, 2017, a 116,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. Sale proceeds were maintained at the venture for operating needs.
On July 26, 2017, we relinquished our ownership of Railway Street Corporate Centre, a 135 square foot office building located in Calgary, Canada, through a deed in lieu of foreclosure with the lender. Upon our relinquishment of the property, we were relieved of approximately $27,600 of mortgage obligations plus accrued interest associated with the mortgage loan. Upon extinguishment of the mortgage debt obligation, a $252 non-cash accounting gain was recognized representing the difference between the book value of the debt, interest payable and other obligations extinguished over the fair value of the property and other assets transferred as of the transfer date. Upon relinquishment of the property and extinguishment of the mortgage debt obligation we also recognized $1,895 of Accumulated Other Comprehensive Loss from historical foreign currency translation adjustments as part of the gain on disposition of property and extinguishment of debt on our Consolidated Statement of Operations and Comprehensive Income.
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

FINANCING
The following is a summary of the mortgage notes for our consolidated properties as of December 31, 2018:

Property	Interest Rate	Maturity Date	Principal Balance
Grand Prairie Distribution Center (1)	3.58%	April 1, 2019	$8,600
The Reserve at Johns Creek Walk	3.30	April 1, 2020	23,318
Townlake of Coppell	3.25	June 1, 2020	28,800
Suwanee Distribution Center	3.66	October 1, 2020	19,100
140 Park Avenue	3.00	March 1, 2021	22,800
Monument IV at Worldgate	3.13	February 1, 2023	40,000
111 Sutter Street (2)	4.50	April 1, 2023	52,450
Aurora Distribution Center	3.39	June 1, 2023	13,850
180 N Jefferson	3.89	July 1, 2023	45,000
Grand Lakes Marketplace	4.20	October 1, 2023	23,900
Oak Grove Plaza	4.17	February 1, 2024	9,604
South Seattle Distribution Center	4.38	March 1, 2024	18,611
Charlotte Distribution Center	3.66	September 1, 2024	9,964
Jory Trail at the Grove	3.81	February 1, 2025	44,250
Skokie Commons	3.31	June 1, 2025	24,400
DFW Distribution Center	3.23	June 1, 2025	17,720
AQ Rittenhouse	3.65	September 1, 2025	26,370
Timberland Town Center	4.07	October 1, 2025	21,675
Whitestone Market	3.58	December 1, 2025	25,750
Maui Mall	3.64	June 1, 2026	38,638
Rancho Temecula Town Center	4.02	July 1, 2026	28,000
Dylan Point Loma	3.83	September 1, 2026	40,500
Lane Parke Apartments	3.18	November 1, 2026	37,000
The District at Howell Mill	5.30	March 1, 2027	31,080
The Penfield	3.57	March 1, 2054	37,719
_________
(1) This loan was repaid on February 8, 2019.
(2) The property associated with this loan was sold on February 7, 2019 and the loan was repaid.

On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan (the “Term Loan”). On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year Term Loan. On December 12, 2018, we expanded and extended our Credit Facility to provide for a borrowing capacity of $400,000, by increasing our Revolving Line of Credit to $300,000 with a new maturity date of May 25, 2021. We also extended our Term Loans by one year with new maturity dates of May 25, 2023. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 25, 2021 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2018, we believe no material adverse effects had occurred.
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
At December 31, 2018, we had $90,000 outstanding under the Revolving Line of Credit at a blended rate of 3.85% (LIBOR + 1.35%) and $100,000 outstanding under the Term Loans at LIBOR + 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at December 31, 2018). At December 31, 2017, we had $120,000 outstanding under the Revolving Line of Credit and $100,000 outstanding under the Term Loans.
At December 31, 2018, we were in compliance with all debt covenants.
INSURANCE
Although we believe our investments are currently adequately covered by insurance consistent with the terms and levels of coverage that are standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.
OPERATING STATISTICS
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2018:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	10	2,481,000	23%	94%	29%	$21.52
Industrial	28	5,942,000	55	93	26	5.36
Office	4	655,000	6	92	17	43.41
Retail	11	1,675,000	15	97	27	20.65
Other	1	130,000	1	N/A	1	N/A
Total	54	10,883,000	100%	94%	100%	$13.86
________

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2018 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

The following table shows our operating statistics by property type for our unconsolidated properties as of December 31, 2018:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	2	290,000	9%	98%	23%	$33.10
Office	1	296,000	10	86	30	32.93
Retail	12	2,378,000	76	93	42	30.76
Other	1	167,000	5	N/A	5	N/A
Total	16	3,131,000	100%	93%	100%	$31.20
________

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2018 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of December 31, 2018, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.05 for our consolidated properties. As of December 31, 2018, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2019 (2)	40	$7,679	712,000	9%
2020	45	8,329	654,000	10
2021	37	9,420	535,000	11
2022	44	7,401	523,000	9
2023	45	9,254	1,314,000	11
2024 and thereafter	91	44,039	3,747,000	50
Total	302	$86,122	7,485,000
________

(1)
Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2018 presented in the year of lease expiration.

(2)
Does not include 2,668 leases totaling approximately 2,310,000 square feet and approximately $49,748 in annualized minimum base rent associated with the ten apartment properties we owned as of December 31, 2018.

As of December 31, 2018, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2019 (2)	16	$4,276	120,000	6%
2020	21	13,441	303,000	17
2021	24	16,530	394,000	21
2022	20	12,137	406,000	16
2023	15	9,528	333,000	12
2024 and thereafter	41	21,516	878,000	28
Total	137	$77,428	2,434,000
________

(1)
Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2018 presented in the year of lease expiration.

(2)
Does not include 292 leases totaling approximately 281,000 square feet and approximately $9,301 in annualized minimum base rent associated with the ten apartment properties we owned as of December 31, 2018.

The following table shows the aggregate occupancy rates for our consolidated properties as of December 31, 2018 and each of the previous five years:

As of December 31,	Occupancy Rate for Consolidated Properties	Occupancy Rate for Unconsolidated Properties
2018	94%	93%
2017	94	95
2016	95	97
2015	97	98
2014	97	—
2013	96	—
The following tables show the occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2018 and 2017:

	Occupancy Rate at December 31, 2018	Occupancy Rate at December 31, 2017	Change
Apartments	94%	94%	—%
Industrial	93	93	—
Office	92	94	(2)
Retail	97	95	2
Total	94%	94%	—%

	Average Minimum Base Rent per Occupied Square Foot (1)
	December 31, 2018	December 31, 2017	Change
Apartments	$21.52	$21.99	$(0.47)
Industrial	5.36	5.20	0.16
Office	43.41	39.21	4.20
Retail	20.65	20.46	0.19
Total	$13.86	$13.53	$0.33
________

(1)	Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our apartment properties occupancy rate remained consistent from December 31, 2017 to December 31, 2018. The average minimum base rents per occupied square foot for our apartment properties at December 31, 2018 decreased slightly when compared to December 31, 2017, primarily due to the acquisition of Villas at Legacy, which has a lower rent per square foot.
Our industrial properties occupancy rate remained consistent from December 31, 2017 to December 31, 2018. The average minimum base rents per occupied square foot for our industrial properties at December 31, 2018 increased when compared to December 31, 2017, primarily due to higher rates on new leases in the O'Hare Industrial Portfolio and Valencia Industrial Portfolio, as well as contractual rent steps across the portfolio.
Our office properties occupancy rate decreased from December 31, 2017 to December 31, 2018 as a result of lease expirations at 111 Sutter Street. The average minimum base rent per occupied square foot for our office properties at December 31, 2018 increased when compared to December 31, 2017, primarily due to higher rates on new leases at 111 Sutter Street, as well as contractual rent increases across the portfolio.
Our retail properties occupancy rate increased from December 31, 2017 to December 31, 2018 as a result of successful leasing at Howell Mill and Oak Grove Plaza. The average minimum base rents per occupied square foot for our retail properties at December 31, 2018 increased slightly when compared to December 31, 2017, primarily due to contractual rent increases across the portfolio.

The occupancy rate of our properties remained consistent across the overall portfolio from December 31, 2017 to December 31, 2018. The average minimum base rent per occupied square foot increased slightly from December 31, 2017 to December 31, 2018, primarily due to higher rates on new leases at the O'Hare Industrial Portfolio, Valencia Industrial Portfolio and 111 Sutter Street, as well as contractual rent increases across the portfolio.
PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our consolidated properties based on their percentage of annualized minimum base rent as of December 31, 2018:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Amazon (3)	Monument IV at Worldgate, Pinole Point Distribution Center, Maui Mall & Grand Lakes Marketplace	Online Retailer / Grocery Store	Various	Various	$11,438	5%	8%
Sugar Publishing	111 Sutter Street (4)	Publishing	January 31, 2021	One 5-year option	3,239	—	2
Musician's Friend	Norfleet Distribution Center	Online Retailer	December 31, 2026	Three 5-year options	2,679	6	2
Summit Medical Group	140 Park Avenue	Medical Practice	April 30, 2030	Three 5-year options	2,500	1	2
Mitsubishi Electric	Suwanee Distribution Center	HVAC Systems	July 31, 2023	Two 5-year options	2,471	5	2
Kroger	Oak Grove Plaza, Skokie Commons & Montecito Marketplace	Grocery Store	Various	Various	2,470	2	2
Tapjoy	111 Sutter Street (4)	Mobile Technology Services	January 31, 2019	One 5-year option	1,881	—	1
Williams-Sonoma	Pinole Point Distribution Center	Home Products Retailer	October 31, 2025	Two 5-year options	1,853	2	1
The TJX Companies	Maui Mall, The District at Howell Mill & Montecito Marketplace	Discount Retailer	Various	Various	1,742	1	1
Michelin North America	Charlotte Distribution Center	Aircraft Tires	October 31, 2028	One 5-year option	1,666	3	1
Total					$31,939	25%	22%
________

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

(3)
The lease at Monument IV at Worldgate contains a one-time early termination option whereby the tenant can decrease its leased square footage by up to 108,206 square feet in May 2022. The tenant must provide notice of its intent to reduce its space by August 2021 and pay us certain fees and costs.

(4)	This property was sold on February 7, 2019.

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties based on percentage of annualized minimum base rent as of December 31, 2018:

Properties	% of Total Area	% of Minimum Base Rent (1)
111 Sutter Street (2)	3%	10%
Monument IV at Worldgate	2	6
180 North Jefferson	2	5
Lane Parke Apartments	2	5
The Penfield	2	4
Townlake of Coppell	3	4
Dylan Point Loma	2	4
Jory Trail at the Grove	3	4
Villas at Legacy	3	4
Maui Mall	2	3
Total	24%	49%
________

(1)	Minimum base rent is calculated as in-place minimum base rent excluding any above- and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.

(2)	This property was sold on February 7, 2019.

Item 3.	Legal Proceedings.
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

MARKET FOR COMMON EQUITY
We have five classes of common stock authorized as of December 31, 2018, Class A, Class M, Class A-I, Class M-I and Class D. On July 6, 2018, our Second Extended Public Offering was declared effective, pursuant to which we sell to the public shares of Class A, Class M, Class A-I and Class M-I common stock. On March 3, 2015, we commenced a private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. The fees payable to the Dealer Manager (defined below) with respect to each outstanding share of each class, as a percentage of NAV, are as follows:
Second Extended Public Offering

	Selling Commission	Dealer Manager Fee
Class A Shares (1)	up to 3.0%	0.85%
Class M Shares	—	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares (1)	—	—%
________

(1)	Effective April 1, 2018, we decreased the Dealer Manager Fee on Class A shares from 1.05% to 0.85% and eliminated the Dealer Manager Fee on Class M-I shares which was originally 0.05%.
Private Offering

	Selling Commission	Dealer Manager Fee
Class D Shares	up to 1.0%	—%
The selling commission and dealer manager fee are offering costs and will be recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable by share class as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Class A Shares	$59,257	$65,764
Class M Shares	8,163	6,622
Class A-I Shares	3,031	2,806
Class M-I Shares	—	342
Total	$70,451	$75,534
Our common stock is not currently traded on any exchange and there is no established public trading market for our common stock. As of March 8, 2019, there were 13,931 stockholders of record of our common stock, including 9,109 holders of Class A, 4,301 holders Class M, 65 holders Class A-I, 455 holders of Class M-I and 1 holder of Class D shares.

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
The fair value of our wholly owned properties is done using the fair value methodologies detailed within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures. Our valuation procedures and our NAV are not subject to GAAP or independent audit. Real estate appraisals are reported on a free and clear basis, excluding any property-level indebtedness that may be in place. We expect the primary methodology used to value properties will be the income approach, whereby value is derived by determining the present value of an asset's stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparisons and replacement cost approaches.
A fundamental element of the valuation process, the valuation of our properties, is managed by our independent valuation advisor, RERC, LLC (formally known as Real Estate Research Corporation), a valuation firm selected by our advisor and approved by our board of directors, including a majority of our independent directors. RERC, LLC, founded in 1931, is one of the longest-serving commercial real estate research, valuation and consulting firms in the nation with offices throughout the United States. RERC, LLC is engaged in the business of rendering opinions regarding the value of commercial real estate properties and is not affiliated with us or our advisor. The compensation we pay to our independent valuation advisor is based on the number of properties we own and is not based on the estimated values of our properties. While our independent valuation advisor is responsible for providing our property valuations, our independent valuation advisor is not responsible for, and does not calculate, our daily NAV. Effective January 1, 2018, our NAV and our NAV per share are calculated by ALPS Fund Service Inc., ("ALPS"), in accordance with the valuation guidelines established by our board of directors. Our advisor is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV, in each case, as performed by ALPS.

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

NAV as of December 31, 2018
The following table presents our historical NAV per share as of each date indicated below:

	NAV per Share
Quarter Ended	Class A	Class M	Class A-I	Class M-I	Class D
December 31, 2018	$12.10	$12.12	$12.13	$12.13	$12.11
September 30, 2018	11.90	11.93	11.93	11.93	11.92
June 30, 2018	11.79	11.82	11.82	11.82	11.81
March 31, 2018	11.72	11.75	11.76	11.76	11.74
December 31, 2017	11.67	11.69	11.70	11.70	11.68
September 30, 2017	11.50	11.53	11.54	11.54	11.52
June 30, 2017	11.38	11.41	11.42	11.42	11.41
March 31, 2017	11.31	11.34	11.34	11.35	11.33
The increase in NAV from December 31, 2017 to December 31, 2018 is primarily related to an overall 3.0% increase in the values of our properties during 2018.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2018:

	December 31, 2018
Component of NAV	Class A	Class M	Class A-I	Class M-I	Class D	Total
Real estate investments (1)	$1,364,829	$765,577	$212,971	$187,080	$120,287	$2,650,744
Debt	(517,004)	(290,004)	(80,674)	(70,867)	(45,565)	(1,004,114)
Other assets and liabilities, net	13,805	7,743	2,154	1,892	1,216	26,810
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$861,630	$483,316	$134,451	$118,105	$75,938	$1,673,440
Number of outstanding shares	71,187,722	39,869,130	11,083,034	9,738,086	6,270,479
NAV per share	$12.10	$12.12	$12.13	$12.13	$12.11
________

(1)	The value of our real estate investments was greater than the historical cost by approximately 10.0% as of December 31, 2018.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2017:

	December 31, 2017
Component of NAV	Class A	Class M	Class A-I	Class M-I	Class D	Total
Real estate investments (1)	$1,287,772	$704,255	$203,624	$137,921	$139,774	$2,473,346
Debt	(493,261)	(269,754)	(77,995)	(52,828)	(53,538)	(947,376)
Other assets and liabilities, net	16,276	8,901	2,573	1,742	1,766	31,258
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$810,787	$443,402	$128,202	$86,835	$88,002	$1,557,228
Number of outstanding shares	69,482,276	37,913,989	10,957,660	7,421,466	7,531,714
NAV per share	$11.67	$11.69	$11.70	$11.70	$11.68
________

(1)	The value of our real estate investments was greater than the historical cost by approximately 6.9% as of December 31, 2017.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2018:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.34%	5.66%	5.76%	5.61%	6.25%	5.60%
Discount rate/internal rate of return (IRR)	6.53	6.24	6.36	6.30	7.89	6.38
Annual market rent growth rate	3.01	3.01	2.94	3.05	3.30	3.02
Holding period (years)	10.00	10.00	10.00	10.00	22.39	10.18
________

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
________

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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		December 31, 2018	December 31, 2017
Discount Rate - weighted average	0.25% increase	(1.9)%	(1.8)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.7)	(2.6)
Annual market rent growth rate - weighted average	0.25% decrease	(1.4)	(1.2)
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

REGISTERED SALES OF EQUITY SECURITIES

On January 16, 2015, the SEC declared our First Extended Public Offering effective registering up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. On July 5, 2018, the date our First Extended Public Offering terminated, we had raised aggregate gross proceeds from the sale of shares of our Class A, Class M, Class A-I and Class M-I common stock in our First Extended Public Offering of $620,010, $236,715, $100,187, and $85,466, respectively.
On July 6, 2018, this Second Extended Public Offering was declared effective by the SEC (Commission File No. 333-222533), registering up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public Offering term to the extent permissible under applicable law. From July 6, 2018 through December 31, 2018, we had raised gross proceeds from the sale of shares of Class A, Class M and Class M-I common stock in the Second Extended Public Offering of $18,707, $20,672 and $21,725, respectively.
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
The per share purchase price for shares sold in our offerings varies from day-to-day and, on each day, equaled our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor (the "Dealer Manager"), served as the dealer manager for our First Extended Public Offering and continues to serve as the dealer manager for the Second Extended Public Offering.
From January 16, 2015 through July 5, 2018, we recognized selling commissions, dealer manager fees and organization and other offering costs in our First Extended Public Offering in the amounts set forth below:

Selling commissions and dealer manager fees	$26,017
Other organization and offering costs	21,151
Total expenses	47,168
Total public offering proceeds (excluding DRIP proceeds)	1,042,378
Percentage of public offering proceeds used to pay for other organization and offering costs	2.03%
From January 16, 2015 through July 5, 2018, the net offering proceeds to us from the sale of Class A, Class M, Class A-I and Class M-I shares in the First Extended Public Offering, after deducting the total expenses incurred as described above, were approximately $584,414, $230,199, $96,944, and $83,653, respectively. From January 16, 2015 through July 5, 2018, net proceeds from our First Extended Public Offering have been allocated to purchase interests in real estate of $983,879 and to reduce borrowings by $11,331.
From July 6, 2018 through December 31, 2018, we recognized selling commissions, dealer manager fees and organization and other offering costs in our Second Extended Public Offering in the amounts set forth below:

Selling commissions and dealer manager fees	$381
Other organization and offering costs	3,838
Total expenses	4,219
Total public offering proceeds (excluding DRIP proceeds)	61,104
Percentage of public offering proceeds used to pay for other organization and offering costs	6.28%
From July 6, 2018 through December 31, 2018, the net offering proceeds to us from the sale of Class A, Class M, Class A-I and Class M-I shares in the Second Extended Public Offering, after deducting the total expenses incurred as described above, were approximately $17,167, $19,358, and $20,360, respectively. As of December 31, 2018, net proceeds from our Second Extended Public Offering have been allocated to purchase interests in real estate of $52,492 and to reduce borrowings by $4,393.

For the year ended December 31, 2018, we have raised $39,733 from the sale of shares pursuant to our distribution reinvestment plan, including $24,621 from the sale of 2,086,495 Class A shares, $9,365 from the sale of 791,648 Class M shares, $3,177 from the sale of 268,428 Class A-I shares, $2,570 from the sale of 216,999 Class M-I shares.
As of December 31, 2018, 71,187,722 shares of Class A common stock, 39,869,130 shares of Class M common stock, 11,083,034 shares of Class A-I common stock, 9,738,086 shares of Class M-I common stock, and 6,270,479 shares of Class D common stock were outstanding and held by a total of 13,445 stockholders.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with indefinite duration. As of December 31, 2018, we have raised aggregate gross proceeds from the sale of 6,156,350 Class D shares in our Follow-on Private Offering of $68,591. The shares of common stock issued in the Private Offering were issued in transactions exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act because the purchasers are accredited investors within the meaning of Regulation D under the Securities Act. The Dealer Manager also serves as the dealer manager for the Follow-on Private Offering. No commissions were paid with respect to the placement of shares in connection with the Follow-on Private Offering.
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

Year ending December 31,	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total Dollar of Repurchases
2016	1,219,913	2,347,619	97,431	—	1,551,418	$58,841
2017	3,785,034	2,316,084	2,391,087	684,725	431,779	110,288
2018	2,579,302	2,133,312	184,730	513,111	1,261,235	79,177
During the quarter ended December 31, 2018, we fulfilled redemption requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Plan (1)
October 1-October 31, 2018	1,255,611	$11.93	1,255,611	—
November 1-November 30, 2018	429,327	12.14	429,327	—
December 1-December 31, 2018	476,275	12.19	476,275	—
________

(1)	Redemptions are limited as described above.

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

Distributions
The distributions declared per share for each of our classes of common stock for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/28/2018	$0.13000	$0.10170	$0.12175	$0.12168	$0.12867	$0.13000
6/28/2018	0.13000	0.10687	0.12159	0.12163	0.13000	0.13000
9/27/2018	0.13000	0.10673	0.12149	0.12155	0.13000	0.13000
12/28/2018	0.13000	0.10652	0.12141	0.12145	0.13000	0.13000
Total	$0.52000	$0.42182	$0.48624	$0.48631	$0.51867	$0.52000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/30/2017	$0.12500	$0.09699	$0.11684	$0.11686	$0.12366	$0.12500
6/29/2017	0.12500	0.09660	0.11677	0.11607	0.12365	0.12500
9/28/2017	0.12500	0.09623	0.11663	0.11649	0.12361	0.12500
12/28/2017	0.12500	0.09615	0.11655	0.11643	0.12364	0.12500
Total	$0.50000	$0.38597	$0.46679	$0.46585	$0.49456	$0.50000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/30/2016	$0.12000	$0.09424	$0.11181	$0.11206	$0.11874	$0.12000
6/29/2016	0.12000	0.09381	0.11206	0.11329	0.11876	0.12000
9/29/2016	0.12500	0.09842	0.11692	0.11685	0.12368	0.12500
12/29/2016	0.12500	0.09799	0.11694	0.11753	0.12372	0.12500
Total	$0.49000	$0.38446	$0.45773	$0.45973	$0.48490	$0.49000
________

(1)	Distributions paid are net of dealer manager fees applicable to each share class.

On March 5, 2019, our board of directors declared a quarterly dividend of $0.135 per share for the first quarter of 2019. The distribution will be paid on or around May 1, 2019 to stockholders of record as of March 29, 2019. Stockholders will receive $0.135 per share less applicable class-specific fees. There is no guarantee that we will continue to pay distributions at this rate in the future, or at all.

Year	Distributions Declared Per Share	Total Distributions Declared	Annualized Rate of Return (1)
2016	$0.49	$48,040	4.31%
2017	0.50	57,494	4.28
2018	0.52	61,969	4.25
________

(1)	Annualized rate of return calculated using the weighted average NAV of our common stock as of December 31, 2018.

The following table summarizes our distributions paid over the last three fiscal years:

	For the Year Ended December 31,
	2018	2017	2016
Distributions:
Paid in cash	$20,630	$19,002	$12,450
Reinvested in shares	39,733	38,814	29,668
Total Distributions	60,363	57,816	42,118
Source of Distributions:
Cash flow from operating activities	59,393	57,816	39,508
Cash flow from investing activities	970	—	2,610
Total Sources of Distributions	$60,363	$57,816	$42,118

The following table summarizes our distributions paid for each quarter of the last fiscal year:

	For the three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Paid in cash	$5,275	$5,279	$5,146	$4,930
Reinvested in shares	10,378	10,210	9,834	9,311
Total distributions	$15,653	$15,489	$14,980	$14,241

Net cash provided by operating activities	$10,448	$18,583	$16,853	$13,509
Funds from operations	12,369	16,907	17,384	18,542
Total net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	(6,336)	(3,301)	3,106	32,644

Distribution Reinvestment Plan
Our distribution reinvestment plan allows stockholders to elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share on the distribution date. For the year ended December 31, 2016, we issued 2,639,549 shares of common stock for $29,668 under the distribution reinvestment plan. For the year ended December 31, 2017, we issued 3,401,011shares of common stock for $38,814 under the distribution reinvestment plan. For the year ended December 31, 2018, we issued 3,363,570 shares of common stock for $39,733 under the distribution reinvestment plan.

Tax Treatment of Distributions
For the year ended December 31, 2018, we paid distributions to stockholders of $60,363 and for the year ended December 31, 2017, we paid distributions to stockholders of $57,816. For income tax purposes, 99.92% and 100% of the distributions paid in 2018 and 2017, respectively, will qualify as a nondividend distribution or return of capital. The distribution declared on November 8, 2018, paid on February 1, 2019, will be a 2019 tax event and is not reflected in the 2018 tax allocation.
The table below summarizes the income tax treatment of distributions paid to Class A stockholders during the year ended December 31, 2018:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital		Section 199A Dividends (2)
12/28/2017	2/1/2018	$0.09615	$0.00008	0.08%	$—	—%	$0.09607	99.92%	$0.00008
3/28/2018	5/1/2018	0.10170	0.00008	0.08	—	—	0.10162	99.92	0.00008
6/28/2018	8/1/2018	0.10687	0.00009	0.08	—	—	0.10678	99.92	0.00009
9/27/2018	11/1/2018	0.10673	0.00009	0.08	—	—	0.10664	99.92	0.00009
Total		$0.41145	$0.00034	0.08%	$—	—%	$0.41111	99.92%	$0.00034
________

(1)	Distributions per share are net of dealer manager fees of 1.05% of NAV prior to April 1, 2018 and 0.85% after April 1, 2018.

(2)	Section 199A dividends represent distributions subject to the 20% reduced tax rate allowed for qualified REIT dividends.
The table below summarizes the income tax treatment of distributions paid to Class M stockholders during the year ended December 31, 2018:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital		Section 199A Dividends (2)
12/28/2017	2/1/2018	$0.11655	$0.00009	0.08%	$—	—%	$0.11646	99.92%	$0.00009
3/28/2018	5/1/2018	0.12175	0.00010	0.08	—	—	0.12165	99.92	0.00010
6/28/2018	8/1/2018	0.12159	0.00010	0.08	—	—	0.12149	99.92	0.00010
9/27/2018	11/1/2018	0.12149	0.00010	0.08	—	—	0.12139	99.92	0.00010
Total		$0.48138	$0.00039	0.08%	$—	—%	$0.48099	99.92%	$0.00039
________

(1)	Distributions per share are net of dealer manager fees of 0.30% of NAV.

(2)	Section 199A dividends represent distributions subject to the 20% reduced tax rate allowed for qualified REIT dividends.
The table below summarizes the income tax treatment of distributions paid to Class A-I stockholders during the year ended December 31, 2018:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital		Section 199A Dividends (2)
12/28/2017	2/1/2018	$0.11643	$0.00009	0.08%	$—	—%	$0.11634	99.92%	$0.00009
3/28/2018	5/1/2018	0.12168	0.00010	0.08	—	—	0.12158	99.92	0.00010
6/28/2018	8/1/2018	0.12163	0.00010	0.08	—	—	0.12153	99.92	0.00010
9/27/2018	11/1/2018	0.12155	0.00010	0.08	—	—	0.12145	99.92	0.00010
Total		$0.48129	$0.00039	0.08%	$—	—%	$0.48090	99.92%	$0.00039
________

(1)	Distributions per share are net of dealer manager fees of 0.30% of NAV.

(2)	Section 199A dividends represent distributions subject to the 20% reduced tax rate allowed for qualified REIT dividends.

The table below summarizes the income tax treatment of distributions paid to Class M-I stockholders during the year ended December 31, 2018:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital		Section 199A Dividends (2)
12/28/2017	2/1/2018	$0.12364	$0.00010	0.08%	$—	—%	$0.12354	99.92%	$0.00010
3/28/2018	5/1/2018	0.12867	0.00010	0.08	—	—	0.12857	99.92	0.00010
6/28/2018	8/1/2018	0.13000	0.00010	0.08	—	—	0.12990	99.92	0.00010
9/27/2018	11/1/2018	0.13000	0.00010	0.08	—	—	0.12990	99.92	0.00010
Total		$0.51231	$0.00040	0.08%	$—	—%	$0.51191	99.92%	$0.00040
________

(1)	Distributions per share are net of dealer manager fees of 0.05% of NAV prior to April 1, 2018. No dealer manager fees apply after April 1, 2018.

(2)	Section 199A dividends represent distributions subject to the 20% reduced tax rate allowed for qualified REIT dividends.
The table below summarizes the income tax treatment of distributions paid to Class D stockholders during the year ended December 31, 2018:

Record Date	Payment Date	Net Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital		Section 199A Dividends (1)
12/28/2017	2/1/2018	$0.12500	$0.00010	0.08%	$—	—%	$0.12490	99.92%	$0.00010
3/28/2018	5/1/2018	0.13000	0.00010	0.08	—	—	0.12990	99.92	0.00010
6/28/2018	8/1/2018	0.13000	0.00010	0.08	—	—	0.12990	99.92	0.00010
9/27/2018	11/1/2018	0.13000	0.00010	0.08	—	—	0.12990	99.92	0.00010
Total		$0.51500	$0.00040	0.08%	$—	—%	$0.51460	99.92%	$0.00040
________

(1)	Section 199A dividends represent distributions subject to the 20% reduced tax rate allowed for qualified REIT dividends.
The table below summarizes the income tax treatment of distributions paid to Class A stockholders during the year ended December 31, 2017:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/29/2016	2/1/2017	$0.09799	$—	—%	$—	—%	$0.09799	100.00%
3/30/2017	5/1/2017	0.09699	—	—	—	—	0.09699	100.00
6/29/2017	8/1/2017	0.09660	—	—	—	—	0.09660	100.00
9/28/2017	11/1/2017	0.09623	—	—	—	—	0.09623	100.00
Total		$0.38781	$—	—%	$—	—%	$0.38781	100.00%
________

(1)	Distributions per share are net of dealer manager fees of 1.05% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M stockholders during the year ended December 31, 2017:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/29/2016	2/1/2017	$0.11694	$—	—%	$—	—%	$0.11694	100.00%
3/30/2017	5/1/2017	0.11684	—	—	—	—	0.11684	100.00
6/29/2017	8/1/2017	0.11677	—	—	—	—	0.11677	100.00
9/28/2017	11/1/2017	0.11663	—	—	—	—	0.11663	100.00
Total		$0.46718	$—	—%	$—	—%	$0.46718	100.00%
________

(1)	Distributions per share are net of dealer manager fees of 0.30% of NAV.

The table below summarizes the income tax treatment of distributions paid to Class A-I stockholders during the year ended December 31, 2017:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/29/2016	2/1/2017	$0.11753	$—	—%	$—	—%	$0.11753	100.00%
3/30/2017	5/1/2017	0.11686	—	—	—	—	0.11686	100.00
6/29/2017	8/1/2017	0.11607	—	—	—	—	0.11607	100.00
9/28/2017	11/1/2017	0.11649	—	—	—	—	0.11649	100.00
Total		$0.46695	$—	—%	$—	—%	$0.46695	100.00%
________

(1)	Distributions per share are net of dealer manager fees of 0.30% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class M-I stockholders during the year ended December 31, 2017:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income		Return of Capital
12/29/2016	2/1/2017	$0.12372	$—	—%	$—	—%	$0.12372	100.00%
3/30/2017	5/1/2017	0.12366	—	—	—	—	0.12366	100.00
6/29/2017	8/1/2017	0.12365	—	—	—	—	0.12365	100.00
9/28/2017	11/1/2017	0.12361	—	—	—	—	0.12361	100.00
Total		$0.49464	$—	—%	$—	—%	$0.49464	100.00%
________

(1)	Distributions per share are net of dealer manager fees of 0.05% of NAV.
The table below summarizes the income tax treatment of distributions paid to Class D stockholders during the year ended December 31, 2017:

Record Date	Payment Date	Net Distribution per share	Ordinary Income		Capital Gain Income		Return of Capital
12/29/2016	2/1/2017	$0.12500	$—	—%	$—	—%	$0.12500	100.00%
3/30/2017	5/1/2017	0.12500	—	—	—	—	0.12500	100.00
6/29/2017	8/1/2017	0.12500	—	—	—	—	0.12500	100.00
9/28/2017	11/1/2017	0.12500	—	—	—	—	0.12500	100.00
Total		$0.50000	$—	—%	$—	—%	$0.50000	100.00%

Performance Graph (Dollars in whole dollars)
The following graph is a comparison of the cumulative return of our shares of Class M common stock (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”) and the National Counsel of Real Estate Investment Fiduciaries Fund Index-Open-End Diversified Core Equity (“ODCE”). The graph assumes that $100 was invested on January 1, 2014 in each of shares of Class M common stock, the S&P 500 Index and the ODCE, assuming that all dividends were reinvested without the payment of any commissions. We currently have Class A, Class M, Class A-I, Class M-I and Class D common stock outstanding. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

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

	Year ended December 31,
	2018	2017	2016	2015	2014
Operating Data:
Total revenues	$170,683	$164,952	$131,859	$93,230	$98,202
Income from continuing operations	25,604	22,894	5,540	18,351	5,007
Income from discontinued operations	—	—	—	—	808
Income from continuing operations attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$0.19	$0.17	$0.05	$0.20	$0.10
Class M	0.19	0.16	0.05	0.20	0.09
Class A-I	0.19	0.17	0.05	0.20	0.10
Class M-I	0.18	0.16	0.05	0.18	0.10
Class D	0.18	0.16	0.05	0.17	0.10
Weighted average shares outstanding	135,051,377	134,507,458	106,916,148	61,237,711	45,658,735
Cash distributions declared per common share	$0.52	$0.50	$0.49	$0.48	$0.46

Other Data:
Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc. (1)	$65,202	$69,144	$49,657	$26,226	$31,128
Funds from operations per share–basic and diluted (1)	$0.48	$0.51	$0.46	$0.43	$0.68

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$2,196,593	$2,197,107	$2,074,633	$1,319,778	$896,809
Total mortgage notes and other debt payable (2)	818,095	879,022	695,613	485,178	348,373
Total equity	1,187,292	1,178,257	1,234,541	745,490	425,293
________

(1)
Funds from operations (“FFO”) does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income to FFO. Prior year amounts have been recalculated to conform to current year presentation.

(2)	Excludes $52,450 of a mortgage note payable classified as held for sale as of December 31, 2018 and $71,000 of mortgage notes classified as held for sale as of December 31, 2014.
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

FUNDS FROM OPERATIONS
Consistent with real estate industry and investment community preferences, we consider FFO as a supplemental measure of the operating performance for a real estate investment trust and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income attributable to the Company (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items, impairment write-downs of depreciable real estate and sales of properties, plus real estate related depreciation and amortization and after adjustments for these items related to noncontrolling interests and unconsolidated affiliates.
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
The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Year ended December 31,
	2018	2017	2016	2015	2014
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	25,567	22,548	4,935	12,045	5,053
Real estate depreciation and amortization (1)	71,525	68,033	47,731	33,007	26,516
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(31,890)	(23,079)	(9,885)	(23,754)	(181)
Loss (gain) on transfer of property	—	1,642	—	—	(260)
Impairment of depreciable real estate (1)	—	—	6,876	4,928	—
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$65,202	$69,144	$49,657	$26,226	$31,128
Weighted average shares outstanding, basic and diluted	135,051,377	134,507,458	106,916,148	61,237,711	45,658,735
NAREIT FFO per share, basic and diluted	$0.48	$0.51	$0.46	$0.43	$0.68
________

(1)
Includes amounts attributable to discontinued operations during the year end December 31, 2014 and our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Year ended December 31,
	2018	2017	2016	2015	2014
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$65,202	$69,144	$49,657	$26,226	$31,128
Straight-line rental income (1)	(2,548)	(3,665)	(6,227)	(1,588)	(2,245)
Amortization of above- and below-market leases (1)	(3,360)	(3,494)	(3,058)	(1,584)	(1,395)
Amortization of net discount on assumed debt (1)	(102)	(183)	(259)	(319)	(311)
(Gain) loss on derivative instruments and extinguishment or modification of debt (1)	(613)	(1,703)	(1,779)	1,183	(34)
Adjustment for investment accounted for under the fair value option (2)	3,593	2,211	3,077	305	—
Performance fees	1,075	1,269	—	2,280	251
Acquisition expenses (1)	—	—	3,918	2,868	545
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$63,247	$63,579	$45,329	$29,371	$27,939
Weighted average shares outstanding, basic and diluted	135,051,377	134,507,458	106,916,148	61,237,711	45,658,735
AFFO per share, basic and diluted	$0.47	$0.47	$0.42	$0.48	$0.61
________

(1)
Includes amounts attributable to discontinued operations during the year end December 31, 2014 and our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2018 were comprised of:

Apartments

•	The Edge at Lafayette,

•	Townlake of Coppell,

•	AQ Rittenhouse,

•	Lane Park Apartments (acquired in 2016),

•	Dylan Point Loma (acquired in 2016),

•	The Penfield (acquired in 2016),

•	180 North Jefferson (acquired in 2016),

•	Jory Trail at the Grove (acquired in 2017),

•	The Reserve at Johns Creek Walk (acquired in 2017) and

•	Villas at Legacy (acquired in 2018).

Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center,

•	Charlotte Distribution Center,

•	DFW Distribution Center,

•	O'Hare Industrial Portfolio,

•	Tampa Distribution Center (acquired in 2016),

•	Aurora Distribution Center (acquired in 2016),

•	Valencia Industrial Portfolio (acquired in 2016),

•	Pinole Point Distribution Center (acquired in 2016) and

•	Mason Mill Distribution Center (acquired in 2017).

Office

•	Monument IV at Worldgate,

•	111 Sutter Street,

•	140 Park Avenue and

•	San Juan Medical Center (acquired in 2016).

Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons,

•	Whitestone Market,

•	Maui Mall,

•	Silverstone Marketplace (acquired in 2016),

•	Kierland Village Center (acquired in 2016),

•	Timberland Town Center (acquired in 2016) and

•	Montecito Marketplace (acquired 2017).

Other

•	South Beach Parking Garage.

Sold Properties

•	36 Research Park Drive (sold in 2016, excluded from December 31, 2016 Consolidated Properties),

•	Campus Lodge Tampa (sold in 2016, excluded from December 31, 2016 Consolidated Properties),

•	14600 Sherman Way, (sold in 2017, excluded from December 31, 2017 Consolidated Properties),

•	14624 Sherman Way (sold in 2017, excluded from December 31, 2017 Consolidated Properties),

•	Railway Street Corporate Centre (sold in 2017, excluded from December 31, 2017 Consolidated Properties),

•	Joliet Distribution Center (sold in 2017, excluded from December 31, 2017 Consolidated Properties) and

•	Station Nine Apartments (sold in 2018, excluded from December 31, 2018 Consolidated Properties).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of:

December 31, 2018	December 31, 2017	December 31, 2016
Pioneer Tower (1)	Pioneer Tower (1)	Pioneer Tower (1)
NYC Retail Portfolio (2)	NYC Retail Portfolio (2)	NYC Retail Portfolio (2)
Chicago Parking Garage	Chicago Parking Garage	Chicago Parking Garage
The Tremont (3)
The Huntington (3)
________

(1)	Investment was acquired on June 28, 2016.

(2)	We have elected the Fair Value Option to account for this investment.
(3) Investment was acquired on July 19, 2018.
Our primary business is the ownership and management of a diversified portfolio of apartment, industrial, office, retail and other properties primarily located in the United States. It is expected that over time our real estate portfolio will be further diversified on a global basis and will be complemented by investments in real estate-related assets.

We are managed by our Advisor, LaSalle Investment Management, Inc., a subsidiary of our Sponsor, Jones Lang LaSalle Incorporated (NYSE: JLL), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. We hire property management and leasing companies to provide the on-site, day-to-day management and leasing services for our properties. When selecting a property management or leasing company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 internal control requirements. We currently use a mix of property management and leasing service providers that include large national real estate service firms, including an affiliate of our Advisor and smaller local firms.
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
Estimated Percent of Fair Value as of December 31, 2018

Future Lease Expirations
The future lease expiration table represents the lease expirations by both total square feet and annualized minimum base rents for current tenants of our Consolidated Properties (excluding our apartment properties).

Year	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2019 (2)	712,000	$7,679	9%
2020	654,000	8,329	10
2021	535,000	9,420	11
2022	523,000	7,401	9
2023	1,314,000	9,254	11
2024	438,000	4,553	5
2025	391,000	5,097	6
2026	1,089,000	6,610	8
2027	618,000	11,283	13
2028 and thereafter	1,211,000	16,496	18
________

(1)	Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues.

(2)
Does not include 2,668 short-term leases totaling approximately 2,310,000 square feet and approximately $49,748 in annualized minimum base rent associated with the ten apartment properties as of December 31, 2018.

Ten-Year Debt Repayment
The ten-year debt repayment table represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated Properties and our line of credit.

Year	Principal Repayments and Maturities (1)	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2019	$12,779	2%	3.69%
2020	75,094	9	3.41
2021	118,270	14	3.69
2022	6,241	1	3.90
2023	228,251	28	3.41
2024	39,403	5	4.11
2025	154,327	19	3.64
2026	136,927	17	3.65
2027	25,225	3	5.22
2028 and thereafter	30,132	4	3.12
________

(1)	Excludes $52,540 of mortgage notes payable designated as held for sale on December 17, 2018 and extinguished on February 7, 2019 in connection with the sale of the property.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of December 31, 2018.
Recent Events and Outlook
General Company and Market Commentary
On July 6, 2018, the SEC declared our Second Extended Public Offering effective registering up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day-to-day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. The Dealer Manager has agreed to distribute shares of our common stock in our Second Extended Public Offering. We intend to primarily use the net proceeds from the offering, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
On March 3, 2015, we commenced a private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offerings will be used for the same corporate purposes as the proceeds of the First Extended Public Offering.
Over the past six years we have acquired 68 properties (all of these consistent with our investment strategy), sold 30 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing increasing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of December 31, 2018, we have raised gross proceeds of approximately $1,650,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from borrowings to acquire approximately $2,108,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $414,000 and repurchase shares of our common stock of approximately $391,000.

We have executed on a number of our key strategic initiatives during 2018, including:
Property Acquisitions

•	acquired The Villas at Legacy for $57,800 and

•	acquired The Tremont and The Huntington for a combined $91,500.
Property Dispositions

•	disposed of Station Nine Apartments for approximately $75,000 and

•	disposed of a 73,000 square foot retail property in the NYC Retail Portfolio.
Financings

•	entered into a $45,000 mortgage note payable on 180 North Jefferson,

•	repaid mortgage note payable on The Edge at Lafayette of $17,680 and

•	expanded our credit facility to $400,000 and extended its maturity by one year.
Leasing and Occupancy
We ended 2018 with portfolio occupancy at 93%. During the year we signed new or renewal leases encompassing almost 786,000 square feet of industrial, office and retail property space. Additionally, we had 57% of our expiring apartment leases renew. Our portfolio-wide occupancy decreased slightly from 94% at the end of 2017.
During 2018, we raised approximately $137,000 of new capital and acquired over $149,000 of real estate investments. These properties are in keeping with the investment strategy we began over six years ago and provide solid cash flow and good dividend coverage. We will continue to acquire these types of properties in 2019 and beyond.
The 2018 property sales, new acquisitions and leasing activity are in line with our long-term strategic objectives of generating attractive income, preserving stockholder capital and realizing moderate appreciation of our NAV over time. Our gross dividends paid in 2018 was $0.52 per share.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 39% as of December 31, 2018.
Net Asset Value
The NAV per share for our five classes of common stock was between $12.10 and $12.13 as of December 31, 2018. The increase of approximately $0.20 per share in NAV from September 30, 2018 is primarily related to an increase in the values of our properties and the accrual of property income. Additionally, we paid a distribution of $0.13 per share during the quarter ended December 31, 2018, less share class specific fees. For 2018, our Class A, Class M, Class A-I, and Class M-I common stock had total net returns of 7.42%, 7.98%, 7.98% and 8.27%, respectively, including cash distributions of $0.52 per share, less share class specific fees.
2019 Key Initiatives
During 2019, we intend to use capital raised from our public and private offerings to make new acquisitions that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well-located, well-leased industrial properties, medical office properties, grocery-anchored retail properties and apartment properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our revolving line of credit to allow us to efficiently manage our cash flows.
2018 Key Events and Accomplishments
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
On July 19, 2018, we acquired a 75% interest in The Tremont, a 180-unit apartment property in Burlington, Massachusetts. The joint venture acquired the property for approximately $73,500. The acquisition was funded by the assumption of a 19 year mortgage loan that bears interest at a fixed-rate of 3.62% in the amount of $42,520 and cash on hand.
On July 19, 2018, we acquired a 75% interest in The Huntington, a 117-unit apartment property in Burlington, Massachusetts. The joint venture acquired the property for approximately $48,500. The acquisition was financed with a ten year mortgage loan that bears interest at a fixed rate of 4.07% in the amount of $31,000 and cash on hand.
On December 12, 2018, we expanded and extended our Credit Facility. The revolving line of credit was increased by $100,000 and maturities were extended by one year.

On December 28, 2018, a 73 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. Sale proceeds were maintained at the venture for operating needs.
For the year ended December 31, 2018, we repurchased $79,211 of shares of our common stock through the share repurchase plan.
Subsequent Events
On February 7, 2019, we sold 111 Sutter Street for approximately $227,000 less closing costs. The sale resulted in a GAAP accounting gain estimate of approximately $107,000. Our portfolio management team identified that point-forward, risk-adjusted returns were likely to no longer meet our investment objectives and a sale decision was made. 111 Sutter Street was the largest single asset in the portfolio and represented almost 10% of the fair value of our total assets. We intend to use the proceeds from the sale to invest in multiple individual properties that meet our investment return objectives and further diversify portfolio risk.

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
Results of Operations for the Years ended December 31, 2018 and 2017:
Properties acquired or sold during any of the periods are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the entire years ended December 31, 2018 and 2017 are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018	Year Ended December 31, 2017	$ Change	% Change
Revenues:
Minimum rents
Apartments	$34,516	$33,117	$1,399	4.2%
Industrial	28,429	29,824	(1,395)	(4.7)
Office	26,581	24,695	1,886	7.6
Retail	30,924	30,553	371	1.2
Other	263	288	(25)	(8.7)
Comparable properties total	$120,713	$118,477	$2,236	1.9%
Recent acquisitions and sold properties	17,186	14,165	3,021	21.3
Total	$137,899	$132,642	$5,257	4.0%

Tenant recoveries and other rental income
Apartments	$3,628	$3,242	$386	11.9%
Industrial	9,822	9,786	36	0.4
Office	3,374	3,182	192	6.0
Retail	10,878	10,702	176	1.6
Other	2,259	2,199	60	2.7
Comparable properties total	$29,961	$29,111	$850	2.9%
Recent acquisitions and sold properties	2,823	3,199	(376)	(11.8)
Total	$32,784	$32,310	$474	1.5%
Total revenues	$170,683	$164,952	$5,731	3.5%
Minimum rents at comparable properties increased by $2,236 for the year ended December 31, 2018 as compared to the same period in 2017. The increase is primarily due to increases of occupancy and rental rates at 111 Sutter Street, Dylan Point Loma and Rancho Temecula Town Center during the year ended December 31, 2018 as compared to the same period in 2017. Partially offsetting these increases is the vacancy at Kendall Distribution Center resulting in no minimum rents recorded during the year ended December 31, 2018.

Tenant recoveries and other rental income relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $850 for the year ended December 31, 2018 as compared to the same period in 2017. The increase is primarily related to increases in property operating expenses and real estate taxes during 2018 as compared to 2017 as well as an increase in parking revenue at 180 North Jefferson.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and net provisions for doubtful accounts, by reportable segment, for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018	Year Ended December 31, 2017	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$6,432	$5,608	$824	14.7%
Industrial	7,426	7,296	130	1.8
Office	2,884	2,823	61	2.2
Retail	5,422	5,757	(335)	(5.8)
Other	512	307	205	66.8
Comparable properties total	$22,676	$21,791	$885	4.1%
Recent acquisitions and sold properties	2,715	2,353	362	15.4
Total	$25,391	$24,144	$1,247	5.2%

Property operating expenses:
Apartments	$10,625	$9,963	$662	6.6%
Industrial	3,022	2,685	337	12.6
Office	5,996	5,385	611	11.3
Retail	6,369	5,866	503	8.6
Other	730	866	(136)	(15.7)
Comparable properties total	$26,742	$24,765	$1,977	8.0%
Recent acquisitions and sold properties	4,509	4,163	346	8.3
Total	$31,251	$28,928	$2,323	8.0%

Net provision for doubtful accounts
Apartments	$43	$38	$5	13.2%
Retail	41	180	(139)	(77.2)
Comparable properties total	$84	$218	$(134)	(61.5)%
Recent acquisitions	87	—	87	100.0
Total	$171	$218	$(47)	(21.6)%
Total operating expenses	$56,813	$53,290	$3,523	6.6%

Real estate taxes at comparable properties increased by $885 for the year ended December 31, 2018 as compared to the same period in 2017. The increase is primarily the result of several apartment properties having higher tax assessments during the year ended December 31, 2018 as compared to the same period of 2017. Our properties are reassessed periodically by the taxing authorities which may result in increases or decreases in real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $1,977 for the year ended December 31, 2018 as compared to the same period in 2017. The increase is primarily related to higher utilities and repair and maintenance expenses at a number of properties across the portfolio.
Net provision for doubtful accounts relates to receivables deemed potentially uncollectible due to the age of the receivable or the status of the tenant. Provision for doubtful accounts decreased between the years ended December 31, 2018 and 2017 and continues to be a small percentage of our revenue.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018	Year Ended December 31, 2017	$ Change	% Change
Property general and administrative	$918	$1,161	$(243)	(20.9)%
Advisor fees	21,127	20,538	589	2.9
Company level expenses	2,718	2,385	333	14.0
Depreciation and amortization	62,037	61,705	332	0.5
Interest expense	33,135	28,094	5,041	17.9
Income from unconsolidated affiliates and fund investments	(2,004)	(9,633)	7,629	(79.2)
Other income	—	(500)	500	(100.0)
Gain on disposition of property and extinguishment of debt	(29,665)	(14,982)	(14,683)	98.0
Total expenses	$88,266	$88,768	$(502)	(0.6)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased $243 primarily due to lower legal costs incurred during the year end December 31, 2018 as compared to 2017.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $589 for the year ended December 31, 2018 as compared to the same period of 2017 is related to the increase in our NAV attributable to capital raised over the two past years. Included in Advisor fees is a performance fee of $1,075 and $1,269 accrued during the year ended December 31, 2018 and 2017, respectively.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $333 for the year ended December 31, 2018 as compared to the same period in 2017 primarily due to an increase in stockholder servicing costs and other professional service fees, including our conversion to an UPREIT structure.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $332 in depreciation and amortization expense for the year ended December 31, 2018 as compared to the same period in 2017 is primarily related to our acquisitions that occurred in 2017 and 2018.
Interest expense increased by $5,041 for the year ended December 31, 2018 as compared to the same period in 2017 as a result of new debt on our 2017 and 2018 acquisitions and our Credit Facility usage. Also impacting the increase are lower gains on our interest rate caps and swaps in 2018 as compared to 2017.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. The decrease in income during the year ended December 31, 2018 is primarily related to us recording a $2,226 increase in the fair value and receiving $829 in operating distributions from our investment in the NYC Retail Portfolio as compared to a $6,456 increase in the fair value and receipt of $2,020 in operating distributions during the same period of 2017.

Other income of $500 is related to the receipt of a termination payment upon the expiration of a contract to sell The Edge at Lafayette during the year ended December 31, 2017.
Gain on disposition of property and extinguishment of debt is related to the dispositions of Station Nine Apartments and Joliet Distribution Center during the year ended December 31, 2018. During the year ended December 31, 2017, the gain on disposition of property and extinguishment of debt was related to the disposition of of Railway Street Corporate Centre, 14600 Sherman Way, 14624 Sherman Way and Joliet Distribution Center.
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

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and net provisions for doubtful accounts, by reportable segment, for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$2,090	$1,920	$170	8.9%
Industrial	3,999	3,748	251	6.7
Office	2,549	2,472	77	3.1
Retail	4,669	4,394	275	6.3
Other	307	363	(56)	(15.4)
Comparable properties total	$13,614	$12,897	$717	5.6%
Recent acquisitions and sold properties	10,530	4,718	5,812	123.2
Total	$24,144	$17,615	$6,529	37.1%

Property operating expenses:
Apartments	$4,963	$4,822	$141	2.9%
Industrial	1,665	1,531	134	8.8
Office	5,117	4,939	178	3.6
Retail	4,837	4,637	200	4.3
Other	866	903	(37)	(4.1)
Comparable properties total	$17,448	$16,832	$616	3.7%
Recent acquisitions and sold properties	11,480	7,038	4,442	63.1
Total	$28,928	$23,870	$5,058	21.2%

Net provision for doubtful accounts
Apartments	$38	$24	$14	58.3%
Retail	131	165	(34)	(20.6)
Comparable properties total	$169	$189	$(20)	(10.6)%
Recent acquisitions	49	9	40	444.4
Total	$218	$198	$20	(10.1)%
Total operating expenses	$53,290	$41,683	$11,567	27.7%
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

The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016	$ Change	% Change
Property general and administrative	$1,161	$1,059	$102	9.6%
Advisor fees	20,538	15,014	5,524	36.8
Company level expenses	2,385	2,220	165	7.4
Acquisition related expenses	—	3,918	(3,918)	(100.0)
Provision for impairment of real estate	—	6,876	(6,876)	(100.0)
Depreciation and amortization	61,705	44,950	16,755	37.3
Interest expense	28,094	22,612	5,482	24.2
Income from unconsolidated affiliates and fund investments	(9,633)	(10,309)	676	(6.6)
Other income	(500)	—	(500)	100.0
Gain on disposition of property and extinguishment of debt	(14,982)	(1,704)	(13,278)	779.2
Total expenses	$88,768	$84,636	$4,132	4.9%
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
Acquisition related expenses are expenses incurred during the acquisition of a property. On January 1, 2017, we adopted Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. We expect that most future acquisitions will qualify as asset acquisitions. As such, acquisition related expenses incurred in 2017 and in the future will be capitalized. During the year ended December 31, 2016, we incurred $3,918 of acquisition related expenses due to acquisitions we were pursuing.
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
Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K and our registration statement related to our Second Extended Public Offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our Advisor have expertise with the type of real estate investments we seek; (4) borrowings should enable us to purchase assets and earn rental income more quickly; and (5) best practices corporate governance and high ethical standards help promote long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our Share Repurchase Plan
•	Fees payable to our Dealer Manager

The sources and uses of cash for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	$ Change
Net cash provided by operating activities	$59,393	$64,897	$(5,504)
Net cash used in investing activities	(34,436)	(113,908)	79,472
Net cash (used in) provided by financing activities	(22,121)	43,703	(65,824)
Cash provided by operating activities decreased by $5,504 for the year ending December 31, 2018, as compared to the same period in 2017. The decrease in cash from operating activities is primarily due to lower operating distributions from our real estate fund investment.

Cash used in investing activities decreased by $79,472 for the year ending December 31, 2018, as compared to the same period in 2017. The overall decrease was primarily related to a decrease in cash used to purchase new properties of $91,696 due to fewer acquisitions in 2018 offset by an increase in cash used for investments in unconsolidated real estate affiliates of $37,271. During the year ended December 31, 2017, we received cash in the amount of $48,320 from the sale of 14600 Sherman Way, 14624 Sherman Way, and Joliet Distribution Center as compared to $74,478 during the year ended December 31, 2018 related to the sale of Station Nine Apartments.
Cash provided by financing activities decreased by $65,824 for the year ending December 31, 2018 as compared to the same period in 2017. The change is primarily related to a decrease in net proceeds from mortgage note payables and other debt payable of $142,759 during 2018 as compared to the same period in 2017. Offsetting this decrease was an increase in cash received from net stock subscriptions of $79,507.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2018 and 2017:

	Consolidated Debt
	December 31, 2018		December 31, 2017
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$789,099	3.67%	$748,232	3.66%
Variable	90,000	3.85	137,680	3.06
Total	$879,099	3.69%	$885,912	3.57%
Covenants
At December 31, 2018, we were in compliance with all debt covenants.
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

Contractual Cash Obligations and Commitments
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2018. The table does not include commitments with respect to the purchase of services from our Advisor, as future payments due on such commitments cannot be determined.

Obligations	Total	Payments due by period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$1,100,207	$46,039	$253,090	$330,141	$470,937
Loan escrows	4,699	127	254	254	4,064
Tenant obligations	789	789	—	—	—
Offering costs	72,468	10,164	17,608	17,170	27,526
Other	4,998	104	217	232	4,445
Total	$1,183,161	$57,223	$271,169	$347,797	$506,972
________

(1)
Includes interest expense calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2018, which was 3.67%. Since the interest rates on certain loans are based on a spread over LIBOR, the rates will periodically change; therefore, interest expense for all variable-rate debt was calculated using the effective interest rates of the underlying borrowings at December 31, 2018, which was 3.85%.

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
Off Balance Sheet Arrangements
At December 31, 2018, we had approximately $110 in an outstanding letter of credit which is not reflected on our balance sheet. We have no other off balance sheet arrangements.
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

We anticipate that operating cash flow, cash on hand, proceeds from dispositions of real estate investments, or refinancings will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our stockholders in accordance with the REIT qualification requirements of the Code.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2018, we had consolidated debt of $879,099, which included $90,000 of variable-rate debt. Including the $8,554 net discount on the assumption of debt and debt issuance costs, we have consolidated debt of $870,545 at December 31, 2018. We also entered into interest rate cap and swap agreements on $239,080 of the variable rate debt which cap the LIBOR rate at between 1.3% and 3.3% over the next year. A 0.25% movement in the interest rate on the $90,000 of variable-rate debt would result in an approximately $225 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2018, the fair value of our mortgage notes and other debt payable was estimated to be approximately $14,422 lower than the carrying value of $870,545. If treasury rates were 0.25% higher at December 31, 2018, the fair value of our mortgage notes and other debt payable would have been approximately $24,467 lower than the carrying value.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
As of December 31, 2018, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013).
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2019 Proxy Statement") relating to our 2019 annual meeting of stockholders (our “2019 Annual Meeting”) that we intend to file with the SEC no later than April 2, 2019.

On March 5, 2019, our board of directors determined to hold the 2019 Annual Meeting on June 13, 2019.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2019 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2019 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2019 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2019 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.

(2)	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018” at page F-35 below.

(3)	Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

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

3.7	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.8	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company’s prospectus dated July 6, 2018).

10.1
Third Amended and Restated Advisory Agreement among Jones Lang LaSalle Income Property Trust, Inc., JLLIPT Holdings LP and LaSalle Investment Management, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2018).

10.2
Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of January 5, 2015 (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-11 filed with the SEC on January 5, 2015).

10.3
First Amendment to Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of April 1, 2017 (incorporated by reference to Exhibit 1.1 to the Company’s Post-Effective Amendment No. 16 to Form S-11 filed with the SEC on April 20, 2017).

10.4
Second Amendment to Dealer Manager Agreement among LaSalle Investment Management Distributors, LLC, Jones Lang LaSalle Income Property Trust, Inc. and JLLIPT Holdings LP dated April 2, 2018 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2018).

10.5
Third Amendment to Dealer Manager Agreement between LaSalle Investment Management Distributors, LLC and Jones Lang LaSalle Income Property Trust, Inc. dated April 2, 2018 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2018).

10.6	Jones Lang LaSalle Income Property Trust, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

10.7
Fourth Amended and Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11 filed with the SEC on January 12, 2018).

10.8
License Agreement by and between Jones Lang LaSalle Income Property Trust, Inc. and Jones Lang LaSalle IP, Inc. dated as of November 14, 2011 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11, Commission File No. 333-177963, filed with the SEC on November 14, 2011).

Exhibit Number	Description
10.9
Subscription Agreement by and among Jones Lang LaSalle Income Property Trust, Inc. and LIC II Solstice Holdings, LLC, dated as of August 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2012).

10.10
Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of March 3, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2015).

10.11
Contribution and Assignment Agreement between Jones Lang LaSalle Income Property Trust, Inc. and JLLIPT Holdings LP (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2018).

10.12*	Purchase and Sale Agreement for 111 Sutter Street, dated December 17, 2018, between CEP Investors XII, LLC and Paramount Group Acquisition and Development LLC.

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included in signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Madison NYC Core Retail Partners, L.P Financial Statements as of and for the year ended December 31, 2018.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.

Item 16.	Form 10-K Summary.
The Company has elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 8, 2019		C. Allan Swaringen President, Chief Executive Officer

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

Signature	Title	Date

/S/ LYNN C. THURBER	Chairman of the Board of Directors, Director	March 8, 2019

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer (Principal Executive Officer)	March 8, 2019

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2019

/S/ VIRGINIA G. BREEN	Director	March 8, 2019

/S/ JONATHAN B. BULKELEY	Director	March 8, 2019

/S/ R. MARTEL DAY	Director	March 8, 2019

/S/ JACQUES N. GORDON	Director	March 8, 2019

/S/ JASON B. KERN	Director	March 8, 2019

/S/ WILLIAM E. SULLIVAN	Director	March 8, 2019

Jones Lang LaSalle Income Property Trust, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jones Lang LaSalle Income Property Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Income Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 8, 2019

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2018	2017
ASSETS
Investments in real estate:
Land (including from VIEs of $23,659 and $28,847, respectively)	$355,820	$388,849
Buildings and equipment (including from VIEs of $133,639 and $178,452, respectively)	1,441,765	1,465,448
Less accumulated depreciation (including from VIEs of $(21,886) and $(23,379), respectively)	(135,480)	(112,132)
Net property and equipment	1,662,105	1,742,165
Investments in unconsolidated real estate affiliates	163,314	132,639
Real estate fund investment	92,414	93,670
Investments in real estate and other assets held for sale	112,586	45,116
Net investments in real estate	2,030,419	2,013,590
Cash and cash equivalents (including from VIEs of $4,185 and $5,835, respectively)	37,109	39,700
Restricted cash (including from VIEs of $88 and $465, respectively)	7,831	2,536
Tenant accounts receivable, net (including from VIEs of $1,621 and $1,416, respectively)	4,159	4,955
Deferred expenses, net (including from VIEs of $460 and $316, respectively)	7,584	9,723
Acquired intangible assets, net (including from VIEs of $5,652 and $11,249, respectively)	84,468	103,226
Deferred rent receivable, net (including from VIEs of $1,079 and $1,065, respectively)	16,972	16,874
Prepaid expenses and other assets (including from VIEs of $66 and $125, respectively)	8,052	6,503
TOTAL ASSETS	$2,196,594	$2,197,107
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $81,954 and $99,988, respectively)	$818,095	$879,022
Liabilities held for sale	56,263	407
Accounts payable and other accrued expenses (including from VIEs of $1,379 and $1,839, respectively)	19,495	18,473
Accrued offering costs	72,468	76,583
Distributions payable	15,840	14,232
Accrued interest (including from VIEs of $299 and $361, respectively)	2,191	2,360
Accrued real estate taxes (including from VIEs of $1,793 and $1,666, respectively)	6,065	5,195
Advisor fees payable	2,861	2,929
Acquired intangible liabilities, net	16,024	19,649
TOTAL LIABILITIES	1,009,302	1,018,850
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized 71,187,722 and 69,482,276 shares issued and outstanding at December 31, 2018 and 2017, respectively	712	695
Class M common stock: $0.01 par value; 200,000,000 shares authorized 39,869,130 and 37,913,989 shares issued and outstanding at December 31, 2018 and 2017, respectively	399	379
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized 11,083,034 and 10,957,660 shares issued and outstanding at December 31, 2018 and 2017, respectively	111	110
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized 9,738,086 and 7,421,466 shares issued and outstanding at December 31, 2018 and 2017, respectively	97	74
Class D common stock: $0.01 par value; 200,000,000 shares authorized 6,270,479 and 7,531,714 shares issued and outstanding at December 31, 2018 and 2017, respectively	63	75
Additional paid-in capital (net of offering costs of $145,075 and $133,753 as of December 31, 2018 and December 31, 2017, respectively)	1,568,474	1,522,123
Distributions to stockholders	(318,780)	(256,811)
Accumulated deficit	(70,650)	(96,217)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,180,426	1,170,428
Noncontrolling interests	6,866	7,829
Total equity	1,187,292	1,178,257
TOTAL LIABILITIES AND EQUITY	$2,196,594	$2,197,107
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except per share amounts

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenues:
Minimum rents	$137,899	$132,642	$106,270
Tenant recoveries and other rental income	32,784	32,310	25,589
Total revenues	170,683	164,952	131,859
Operating expenses:
Real estate taxes	25,391	24,144	17,615
Property operating	31,251	28,928	23,870
Provision for doubtful accounts	171	218	198
Property general and administrative	918	1,161	1,059
Advisor fees	21,127	20,538	15,014
Company level expenses	2,718	2,385	2,220
Acquisition expenses	—	—	3,918
Provision for impairment of real estate	—	—	6,876
Depreciation and amortization	62,037	61,705	44,950
Total operating expenses	143,613	139,079	115,720
Other (expenses) and income:
Interest expense	(33,135)	(28,094)	(22,612)
Income from unconsolidated real estate affiliates and fund investment	2,004	9,633	10,309
Other income	—	500	—
Gain on disposition of property and extinguishment of debt, net	29,665	14,982	1,704
Total other (expenses) and income	(1,466)	(2,979)	(10,599)
Net income	25,604	22,894	5,540
Net income attributable to the noncontrolling interests	(37)	(346)	(605)
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$25,567	$22,548	$4,935
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$0.19	$0.17	$0.05
Class M	0.19	0.16	0.05
Class A-I	0.19	0.17	0.05
Class M-I	0.18	0.16	0.05
Class D	0.18	0.16	0.05
Weighted average common stock outstanding-basic and diluted	135,051,377	134,507,458	106,916,148
Other comprehensive income:
Foreign currency translation adjustment	—	(20)	452
Reclassification for amounts recognized in net income	—	1,895	—
Total other comprehensive income	—	1,875	452
Net comprehensive income	$25,567	$24,423	$5,387
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2015	82,263,433	$823	$1,011,797	$(2,327)	$(151,277)	$(123,700)	$10,174	$745,490
Issuance of common stock	57,672,203	577	652,507	—	—	—	—	653,084
Repurchase of shares	(5,216,381)	(53)	(58,788)	—	—	—	—	(58,841)
Offering costs	—	—	(60,651)	—	—	—	—	(60,651)
Stock based compensation	8,000	—	90	—	—	—	—	90
Net income	—	—	—	—	—	4,935	605	5,540
Other comprehensive loss	—	—	—	452	—	—	—	452
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(2,650)	(2,650)
Distributions declared ($0.49) per share	—	—	—	—	(48,040)	—	—	(48,040)
Balance, December 31, 2016	134,727,255	$1,347	$1,544,955	$(1,875)	$(199,317)	$(118,765)	$8,196	$1,234,541
Issuance of common stock	8,180,559	82	94,027	—	—	—	—	94,109
Repurchase of shares	(9,608,709)	(96)	(110,192)	—	—	—	—	(110,288)
Offering costs	—	—	(6,758)	—	—	—	—	(6,758)
Stock based compensation	8,000	—	91	—	—	—	—	91
Net income	—	—	—	—	—	22,548	346	22,894
Other comprehensive income	—	—	—	1,875	—	—	—	1,875
Cash contributed from noncontrolling interests	—	—	—	—	—	—	1,171	1,171
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(1,884)	(1,884)
Distributions declared ($0.50) per share	—	—	—	—	(57,494)	—	—	(57,494)
Balance, December 31, 2017	133,307,105	$1,333	$1,522,123	$—	$(256,811)	$(96,217)	$7,829	$1,178,257
Issuance of common stock	11,501,617	115	137,306	—	—	—	—	137,421
Repurchase of shares	(6,671,690)	(66)	(79,111)	—	—	—	—	(79,177)
Offering costs	—	—	(11,322)	—	—	—	—	(11,322)
Stock based compensation	11,419	—	135	—	—	—	—	135
Net income	—	—	—	—	—	25,567	37	25,604
Cash distributed to noncontrolling interests	—	—	(657)	—	—	—	(1,000)	(1,657)
Distributions declared ($0.52) per share	—	—	—	—	(61,969)	—	—	(61,969)
Balance, December 31, 2018	138,148,451	$1,382	$1,568,474	$—	$(318,780)	$(70,650)	$6,866	$1,187,292

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,604	$22,894	$5,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,999	60,596	43,066
Gain on disposition of property and extinguishment of debt, net	(29,665)	(14,982)	(1,704)
Provision for doubtful accounts	171	218	198
Straight line rent	(2,506)	(3,104)	(5,560)
Provision for impairment of real estate	—	—	6,876
Income from unconsolidated real estate affiliates and fund investment	(2,004)	(9,633)	(10,309)
Distributions received from unconsolidated affiliates and fund investment	6,377	9,640	1,512
Net changes in assets, liabilities and other	417	(732)	(111)
Net cash provided by operating activities	59,393	64,897	39,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(57,456)	(149,152)	(614,266)
Proceeds from sales of real estate investments and fixed assets	74,478	48,320	43,947
Capital improvements and lease commissions	(17,665)	(15,059)	(24,628)
Investment in unconsolidated real estate affiliates and fund investment	(37,275)	(4)	(120,944)
Deposits for investments under contract	—	—	(200)
Deposits refunded for investments under contract	—	50	3,600
Distributions received from unconsolidated affiliates and fund investment	3,482	1,937	4,495
Net cash used in investing activities	(34,436)	(113,908)	(707,996)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	102,994	55,788	623,568
Offering costs	(15,436)	(16,693)	(16,811)
Repurchase of shares	(79,211)	(110,255)	(58,841)
Distributions to stockholders	(20,630)	(19,002)	(12,450)
Distributions paid to noncontrolling interests	(1,657)	(1,884)	(2,650)
Contributions received from noncontrolling interests	—	1,171	67
Draws on credit facility	62,000	255,000	185,000
Payment on credit facility	(92,000)	(45,000)	(205,000)
Proceeds from mortgage notes and other debt payable	45,000	—	241,400
Debt issuance costs	(1,372)	(2,699)	(3,709)
Principal payments on mortgage notes and other debt payable	(21,809)	(72,723)	(70,417)
Net cash (used in) provided by financing activities	(22,121)	43,703	680,157
Net increase (decrease) in cash, cash equivalents and restricted cash	2,836	(5,308)	11,669
Effect of exchange rates	—	(8)	114
Cash, cash equivalents and restricted cash at the beginning of the year	42,433	47,749	35,966
Cash, cash equivalents and restricted cash at the end of the year	$45,269	$42,433	$47,749
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted per Consolidated Statements of Cash Flows
Cash and cash equivalents	$37,109	$39,700	$45,782
Restricted cash	7,831	2,536	1,967
Restricted cash included in assets held for sale	329	197	—
Cash, cash equivalents and restricted cash at the end of the period	$45,269	$42,433	$47,749
Supplemental disclosure of cash flow information:
Interest paid	$32,573	$28,097	$23,408
Non-cash activities:
Write-offs of receivables	$244	$93	$339
Write-offs of retired assets and liabilities	11,508	12,977	2,097
Change in liability for capital expenditures	4,277	(5,242)	2,418
Net liabilities transferred at sale of real estate investments	659	1,100	902
Net liabilities assumed at acquisition	511	(437)	1,048
Change in issuance of common stock receivable and redemption of common stock payable	(554)	(367)	(62)
Change in accrued offering costs	(4,114)	(9,935)	43,840
Assumption of mortgage notes payable	—	(67,870)	(61,939)
Transfers of property in extinguishment of debt settlement	—	20,689	—
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2018, we owned interests in a total of 70 properties, located in 20 states.
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
From our inception to January 15, 2015, we raised equity proceeds through various public and private offerings of shares of our common stock. On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission (the "SEC") with respect to our continuous public offering of up to $2,700,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,400,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “First Extended Public Offering”). As of July 6, 2018, the date our First Extended Public Offering terminated, we had raised aggregate gross proceeds from the sale of shares of our common stock in our First Extended Public Offering of $1,138,053.
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 the (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public Offering term to the extent permissible under applicable law. As of December 31, 2018, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $81,691.
On March 3, 2015, we commenced a private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2018, we have raised aggregate gross proceeds from the sale of shares of our Class D shares in our Follow-on Private Offering of $68,591.
As of December 31, 2018, 71,187,722 shares of Class A common stock, 39,869,130 shares of Class M common stock, 11,083,034 shares of Class A-I common stock, 9,738,086 shares of Class M-I common stock, and 6,270,479 shares of Class D common stock were outstanding and held by a total of 13,445 stockholders.

LaSalle acts as our advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). On May 8, 2018, we renewed our Advisory Agreement with our Advisor for a one-year term expiring on June 5, 2019. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. Affiliates of our Sponsor invested an aggregate of $50,200 (with a current value of $62,427) through purchases of shares of our common stock.
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
On December 20, 2017, we entered into a purchase agreement structured as a reverse 1031 exchange in order to acquire Mason Mill Distribution Center in Buford, Georgia. We loaned the qualified intermediary $30,980 to acquire the property as replacement property pursuant to the applicable Internal Revenue Service guidance. The intermediary acquiring Mason Mill Distribution Center was deemed to be a VIE for which we are deemed to be the primary beneficiary as we have the ability to direct the activities of the entity that most significantly impact its economic performance and we have all of the risks and rewards of ownership. Accordingly, we have consolidated Mason Mill Distribution Center. On February 5, 2018, we sold Station Nine Apartments using the sale to complete the reverse 1031 exchange for Mason Mill Distribution Center. Mason Mill Distribution Center was no longer considered a VIE on this date. On December 27, 2018, we acquired the 22% noncontrolling interest in The Edge at Lafayette resulting in us owning 100% of the property and thus the property was no longer considered a VIE on this date.
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of December 31, 2018, our VIEs include The District at Howell Mill, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2018, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.

Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. When we have committed to a plan to sell a property that is available for immediate sale, have the necessary approvals and marketing in place, and believe that the sale of the property is probable the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. As of December 31, 2018, 111 Sutter Street was classified as held for sale. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. We recorded no impairment charges for the years ended December 31, 2018 and 2017. We recorded $6,876 of impairment charges for the year ended December 31, 2016.
Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

Asset Category	Estimated Useful Life
Buildings and improvements	40-50 Years
Tenant improvements	Lesser of life of improvement or life of related lease
Equipment and fixtures	2-10 Years

Maintenance and repairs are charged to expense when incurred. Expenditures for significant betterments and improvements are capitalized.
Investments in Unconsolidated Real Estate Affiliates and Real Estate Fund Investment
We account for our investments in unconsolidated real estate affiliates using either the equity method or the fair value option. Under the equity method the cost of the investment is adjusted for our share of equity in net income or loss and reduced by distributions received and increased by contributions provided. Under the fair value option, the cost basis of the investment is increased for contributions made to the investment and adjusted for our share of changes in the fair value of the investment. Distributions received from investments in unconsolidated real estate affiliates under the fair value option are recorded as income from the unconsolidated affiliates. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses.
We evaluate the carrying values of our investments in unconsolidated real estate affiliates accounted for under the equity method, excluding our investment under the fair value option, in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. We concluded that we did not have any “other than temporary” impairment in our investments in unconsolidated real estate affiliates in 2018, 2017 or 2016 which we account for under the equity method.
Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $2,274, $3,023 and $5,598 for the years ended December 31, 2018, 2017 and 2016, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2018, 2017 and 2016, are $2,244, $2,451 and $2,524, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.

Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against the portion of accounts receivable and deferred rent receivable that is estimated to be uncollectible. Such allowance is reviewed periodically based upon our recovery experience. At December 31, 2018 and 2017, our allowance for doubtful accounts was $489 and $296, respectively.
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

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At December 31, 2018, our restricted cash balance on our Consolidated Balance Sheet was primarily related to loan escrow amounts and subscriptions received in advance.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2018 and 2017 was $5,305 and $3,816, respectively.
Foreign Exchange
We utilize the U.S. dollar as our functional currency, except for our former Canadian operations, which used the Canadian dollar as the functional currency. When preparing consolidated financial statements, assets and liabilities of foreign entities are translated at the exchange rates at the balance sheet date, while income and expense items are translated at average rates for the period. Income statement amounts of significant transactions are translated at the rate in effect as of the date of the transactions. Foreign currency translation adjustments are recorded in accumulated other comprehensive loss. The Canadian property was disposed of on July 26, 2017.
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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2018 and 2017, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the weighted average lease term of the respective leases, which generally range from one to ten years.
Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $58,433 and $47,130 at December 31, 2018 and 2017, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $10,280 and $8,300 at December 31, 2018 and 2017, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities, including those classified as held for sale, as of December 31, 2018 is as follows:

	Acquired in-place leases	Acquired above-market leases	Below-market ground lease	Acquired below-market leases
2019	$14,278	$688	$15	$(2,792)
2020	12,455	593	15	(2,381)
2021	11,897	513	15	(2,165)
2022	9,410	426	15	(1,921)
2023	8,194	248	15	(1,547)
Thereafter	24,549	864	278	(5,757)
	$80,783	$3,332	$353	$(16,563)

Income Taxes
We first elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”) for our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, and to meet certain quarterly asset and annual income tests. It is our current intention to adhere to these requirements. As a REIT, we will generally not be subject to corporate-level federal income tax to the extent we distribute 100% of our taxable income to our stockholders. Accordingly, the Consolidated Statements of Operations and Comprehensive Income do not reflect a provision for federal income taxes. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, and to certain federal income and excise taxes.
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

We evaluate uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon our current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where we are required to file income tax returns requiring recognition in the consolidated financial statements at December 31, 2018, 2017, and 2016. We are not subject to federal income tax examinations for tax years prior to 2015.
Business Segments
Consistent with how we review and manage our properties, we align our internal operations along the five primary property types we are targeting for investments resulting in five operating segments: apartment properties, industrial properties, office properties, retail properties and other properties.
We held one investment outside the United States up until we relinquished our ownership on July 26, 2017. For the years ended December 31, 2017 and 2016, total revenues of this foreign investment were $1,488 and $2,793, respectively. For the years ended December 31, 2017 and 2016, total revenues of U.S. domiciled investments were $164,952 and $129,066, respectively.
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
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the net asset values of the limited partnership as determined from the financial statements of the real estate fund. During the year ended December 31, 2018 and 2017, we recorded unrealized changes in fair value classified within the Level 3 category of $2,226 and $6,456, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable, including amounts included as held for sale, using level two inputs was approximately $14,422 lower and $4,051 higher than the aggregate carrying amounts at December 31, 2018 and 2017, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.

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
 As of December 31, 2018, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	1	$17,680
Interest Rate Swaps	7	221,400
The fair value of our interest rate caps and swaps represent assets of $3,921 and $3,366 at December 31, 2018 and 2017, respectively.
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
Effective January 1, 2018, we adopted Accounting Standard Update 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. The new guidance required that restricted cash be included as a component of total cash and cash equivalents as presented on the statement of cash flows. The standard resulted in an increase in net cash used in investing activities from $(114,674) to $(113,908) and $(708,736) to $(707,996) for the year ended December 31, 2017 and 2016, respectively.

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
2018 Acquisitions
On June 6, 2018, we acquired the Villas at Legacy, a garden-style 328-unit apartment community located in Plano, Texas, for approximately $57,800 plus closing costs. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2018 acquisition in accordance with authoritative guidance as follows:

2018 Acquisition
Land	$6,888
Building and equipment	48,504
In-place lease intangible (acquired intangible assets)	2,577
$57,969
Amortization period for intangible assets and liabilities	6 months
On December 27, 2018, we acquired our joint venture partners 22% interest in The Edge at Lafayette for $880 plus the assumption of the joint venture partners pro rata share of the mortgage loan in the amount of $3,890. The owner of the 22% interest in the joint venture that owned the property was an investment fund advised by LaSalle and in which JLL owned a minority interest.
During the year ended December 31, 2016, we incurred $3,918 of acquisition expenses recorded on the Consolidated Statements of Operations and Comprehensive Income. On January 1, 2017, we adopted Accounting Standard Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. All properties acquired during 2017 and 2018 are classified as asset acquisitions and we expect that most future acquisitions will also be accounted for as asset acquisitions. Expenses associated with these asset acquisitions will be capitalized. For properties acquired during 2018, we recorded total revenue of $2,961 and net loss of $1,924 during the year ended December 31, 2018. For properties acquired during 2017, we recorded total revenue of $6,164 and net loss of $2,895 during the year ended December 31, 2017. For properties acquired during 2016, we recorded total revenue of $18,244 and net loss of $1,276 during the year ended December 31, 2016.
2017 Acquisitions
On July 14, 2017, we acquired Jory Trail at the Grove, a 324-unit apartment community located in Wilsonville, Oregon, for approximately $74,750. The acquisition was funded by the assumption of an eight-year mortgage loan that bears interest at a fixed-rate of 3.81% in the amount of $44,250, a draw on our credit facility and cash on hand.
On July 28, 2017, we acquired The Reserve at Johns Creek Walk, a 210-unit apartment community located in Johns Creek, Georgia, for approximately $47,300. The acquisition was funded by the assumption of a three-year mortgage loan that bears interest at a fixed rate of 3.30% in the amount of $23,620, a draw on our credit facility and cash on hand.
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
On May 26, 2016, we acquired Lane Parke Apartments, a 276-unit apartment building located in Mountain Brook, Alabama, for approximately $73,300. The property was funded with cash on hand. On October 13, 2016, we entered into ten-year mortgage loan that bears interest at a fixed-rate of 3.18%, in the amount of approximately $37,000.
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
On September 8, 2016, we acquired Pinole Point Distribution Center, a newly constructed, two building 477,000 square foot industrial portfolio located in Richmond, California for approximately $76,200. The acquisition was funded by a draw on our line of credit and cash on hand. On December 29, 2016, we acquired a third fully leased Class A, state-of-the-art warehouse at Pinole Point Distribution Center for approximately $8,000 using cash on hand. This 41,000 square foot warehouse brings the combined distribution center square footage to 518,000 and total acquisition price to $84,200.
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

On December 1, 2016, we acquired 180 North Jefferson, a 28-story, 274-unit apartment tower in Chicago, Illinois. The purchase price was approximately $96,500. The acquisition was financed with a one-year mortgage loan that bears a floating interest rate equal to London Interbank Offered Rate ("LIBOR") plus 1.40% in the amount of $48,250, a draw on our line of credit and cash on hand.
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
If these acquisitions had occurred on January 1, 2015, our consolidated total revenue and net income for the year ended December 31, 2016 would have been $154,742 and $10,253, respectively. Net income per share for the year ended December 31, 2016 would have been $0.10 per share. Basic per share amounts are based on the weighted average of shares outstanding of 106,916,148 for the year ended December 31, 2016.
Impairment of Investment in Real Estate
 In accordance with authoritative guidance for impairment of long-lived assets, we recorded no impairment during 2018 and 2017 and the following impairment of investment for the year ended December 31, 2016:

Year Ended December 31, 2016
Railway Street Corporate Centre	$6,876
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
2018 Disposition
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
2018 Held for Sale
On December 17, 2018, 111 Sutter Street was classified as held for sale. On February 7, 2019, this property was sold.
2017 Held for Sale
On December 29, 2017, Station Nine Apartments was classified as held for sale. On February 5, 2018, this property was sold.
As of December 31, 2018 and December 31, 2017, our investment in real estate and other assets and liabilities held for sale was comprised of:

	December 31, 2018	December 31, 2017
Land	$39,920	$9,690
Building and equipment, net	67,819	35,123
Other assets, net	4,847	303
Total assets	$112,586	$45,116

Mortgage notes and other debt payable, net	$53,953	$—
Other liabilities	2,310	407
Total liabilities	$56,263	$407

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
Chicago Parking Garage
Chicago Parking Garage is a 366 stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois owned as a condominium interest. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At December 31, 2018 and December 31, 2017, the carrying amount of our investment in Chicago Parking Garage was $17,260 and $17,046, respectively.

Pioneer Tower

On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland,
Oregon for approximately $121,750. Pioneer Tower is a component of a mixed-use property that includes Portland's largest urban regional mall owned by an independent third party. The land component of this mixed-use property is owned as a condominium interest with the owner of the regional mall. The acquisition was funded with cash on hand. In accordance with authoritative guidance, Pioneer Tower is accounted for as an investment in an unconsolidated real estate affiliate. At December 31, 2018 and December 31, 2017, the carrying amount of our investment in Pioneer Tower was $111,091 and $115,593, respectively.
The Tremont
On July 19, 2018, we acquired a 75% interest in The Tremont, a 180 unit apartment property in Burlington, Massachusetts. The joint venture acquired the property for approximately $73,500. The acquisition was funded by the assumption of a 19 year mortgage loan that bears interest at a fixed-rate of 3.62% in the amount of $42,520 and cash on hand. In accordance with authoritative guidance, The Tremont is accounted for as an investment in an unconsolidated real estate affiliate. At December 31, 2018, the carrying amount of our investment in The Tremont was $21,881.
The Huntington
On July 19, 2018, we acquired a 75% interest in The Huntington, a 117 unit apartment property in Burlington, Massachusetts. The joint venture acquired the property for approximately $48,500. The acquisition was financed with a ten year mortgage loan that bears interest at a fixed rate of 4.07% in the amount of $31,000 and cash on hand. In accordance with authoritative guidance, The Huntington is accounted for as an investment in an unconsolidated real estate affiliate. At December 31, 2018, the carrying amount of our investment in The Huntington was $13,082.

Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2018	December 31, 2017
Net investments in real estate	$227,451	$113,095
Acquired intangible assets, net	19,016	22,822
Other assets	6,315	4,061
Total assets	$252,782	$139,978

Mortgage notes and other debt payable	$71,003	$—
Acquired intangible liabilities, net	4,174	5,310
Other liabilities	2,771	2,029
Total liabilities	77,948	7,339
Members’ equity	174,834	132,639
Total liabilities and members' equity	$252,782	$139,978

Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2018	December 31, 2017
Members’ equity	$174,834	$132,639
Less: other members' equity	(11,630)	—
Basis differential	110	—
Investments in unconsolidated real estate affiliates	$163,314	$132,639
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total revenues	$16,188	$11,952	$6,589
Total operating expenses	16,522	10,795	5,983
Operating income	$(334)	$1,157	$606
Total other expenses	1,310	—	—
Net (loss) income	$(1,644)	$1,157	$606
Company Equity in Income of Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net (loss) income of unconsolidated real estate affiliates	$(1,644)	$1,157	$606
Other members’ share of net loss	593	—	—
Company equity in (loss) income of unconsolidated real estate affiliates	$(1,051)	$1,157	$606
Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P, which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion is approximately $85,600 including closing costs. In December 2017, the 51% owner of the NYC Retail Portfolio entered into an agreement to sell its interest to a group of investors including some existing investors in the NYC Retail Portfolio along with some new investors. The transaction will take place over a period not to exceed two years and will be structured in the form of a series of like-kind exchanges funded by the new investor group. We chose not to increase our investment in the NYC Retail Portfolio. The venture distributed seven properties during the third and fourth quarters of 2018 that were acquired during the second and third quarters of 2018 in exchange for the 51% owner's partnership interests in 11 of the NYC Retail Portfolio properties. As of December 31, 2018, the NYC Retail Portfolio owned 12 retail properties totaling approximately 2,378,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, the Bronx, Staten Island and New Jersey.

At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations and Comprehensive Income within income from unconsolidated real estate affiliates and fund investment. As of December 31, 2018 and December 31, 2017, the carrying amount of our investment in the NYC Retail Portfolio was $92,414 and $93,670, respectively. During the year ended December 31, 2018, we recorded increases in fair value of our investment in the NYC Retail Portfolio of $2,226, we received return of capital distributions totaling $3,482 and we received distributions of income totaling $829. This cash distribution of income increased equity in income of unconsolidated real estate affiliates and fund investment. During the year ended December 31, 2018, a 73,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. During the year ended December 31, 2017, we recorded increases in fair value of our investment in the NYC Retail Portfolio of $6,456. During the year ended December 31, 2017, we received distributions of income totaling $2,020. This cash distribution increased equity in income of unconsolidated real estate affiliates and fund investments. During the year ended December 31, 2017, we received a return of capital distribution totaling $1,937, related to the sale of an 116,000 square foot retail property in the NYC Retail Portfolio and extinguishment of its mortgage loan.
Summarized Combined Balance Sheets—NYC Retail Portfolio Investment—Fair Value Option Investment (Unaudited)

	December 31, 2018	December 31, 2017
Investment in real estate venture	$335,704	$337,060
Cash	2,560	8,423
Other assets	3	149
Total assets	$338,267	$345,632

Total liabilities	$567	$355
Partners' capital	337,700	345,277
Total liabilities and partners' capital	$338,267	$345,632
Summarized Statement of Operations—NYC Retail Portfolio Investment—Fair Value Option Investment (Unaudited)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total revenue	$3,333	$14,386	$6,864

Net investment income	$1,330	$11,740	$5,289
Net change in unrealized gain on investment in real estate venture	6,675	24,686	30,994
Net income	$8,005	$36,426	$36,283

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Property	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2018	December 31, 2017
The Edge at Lafayette	December 27, 2018	Floating	4.05%	$—	$17,680
Grand Prairie Distribution Center (1)	April 1, 2019	Fixed	3.58	8,600	8,600
The Reserve at Johns Creek Walk	April 1, 2020	Fixed	3.30	23,318	23,620
Townlake of Coppell	June 1, 2020	Fixed	3.25	28,800	28,800
Suwanee Distribution Center	October 1, 2020	Fixed	3.66	19,100	19,100
140 Park Avenue	March 1, 2021	Fixed	3.00	22,800	22,800
Monument IV at Worldgate	February 1, 2023	Fixed	3.13	40,000	40,000
111 Sutter Street (2)	April 1, 2023	Fixed	4.50	—	53,346
Aurora Distribution Center	June 1, 2023	Fixed	3.39	13,850	13,850
180 N Jefferson	July 1, 2023	Fixed	3.89	45,000	—
Grand Lakes Marketplace	October 1, 2023	Fixed	4.20	23,900	23,900
Oak Grove Plaza	February 1, 2024	Fixed	4.17	9,604	9,816
South Seattle Distribution Center	March 1, 2024	Fixed	4.38	18,611	18,957
Charlotte Distribution Center	September 1, 2024	Fixed	3.66	9,964	10,157
Jory Trail at the Grove	February 1, 2025	Fixed	3.81	44,250	44,250
Skokie Commons	June 1, 2025	Fixed	3.31	24,400	24,400
DFW Distribution Center	June 1, 2025	Fixed	3.23	17,720	17,720
AQ Rittenhouse	September 1, 2025	Fixed	3.65	26,370	26,370
Timberland Town Center	October 1, 2025	Fixed	4.07	21,675	22,112
Whitestone Market	December 1, 2025	Fixed	3.58	25,750	25,750
Maui Mall	June 1, 2026	Fixed	3.64	38,638	39,000
Rancho Temecula Town Center	July 1, 2026	Fixed	4.02	28,000	28,000
Dylan Point Loma	September 1, 2026	Fixed	3.83	40,500	40,500
Lane Parke Apartments	November 1, 2026	Fixed	3.18	37,000	37,000
The District at Howell Mill	March 1, 2027	Fixed	5.30	31,080	31,746
The Penfield	March 1, 2054	Fixed	3.57	37,719	38,438
Revolving line of credit	May 25, 2021	Floating	3.85	90,000	120,000
Term loans	May 25, 2023	Fixed	3.10	100,000	100,000
TOTAL				$826,649	$885,912
Net debt discount on assumed debt and debt issuance costs				(8,554)	(6,890)
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$818,095	$879,022

111 Sutter Street (2)	April 1, 2023	Fixed	4.50%	$52,450	—
MORTGAGE NOTES AND OTHER DEBT PAYABLE OF HELD FOR SALE PROPERTY				$52,450	$—
________

(1)	The loan was repaid on February 8, 2019.

(2)	The loan associated with this property was designated as held for sale on December 17, 2018. The property associated with this loan was sold on February 7, 2019 and the loan was repaid.

We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows as of December 31, 2018:

Property	Debt Premium (Discount)	Effective Interest Rate
The District at Howell Mill	$(1,608)	6.34%
The Penfield	(2,115)	4.02
Timberland Town Center	687	3.34
Jory Trail at the Grove	(157)	3.94
The Reserve at Johns Creek Walk	(69)	3.58
Net debt discount on assumed debt	$(3,262)

Property Classified as Held For Sale
111 Sutter Street	$1,503	2.66
Aggregate future principal payments of mortgage notes payable, excluding the property classified as held for sale as of December 31, 2018, are as follows:

Year	Amount
2019	$12,779
2020	75,094
2021	118,270
2022	6,241
2023	228,251
Thereafter	386,014
Total	$826,649

Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $1,525,000 and $1,543,000 at December 31, 2018 and 2017, respectively, have been pledged as collateral, and are not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, cash from future property operations and capital from the proceeds of the Second Extended Public Offering.
Line of Credit
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan (the “Term Loan”). On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year Term Loan. On December 12, 2018, we expanded and extended our Credit Facility to provide for a borrowing capacity of $400,000, by increasing our Revolving Line of Credit to $300,000 with a new maturity date of May 25, 2021. We also extended our Term Loans by one year with new maturity dates of May 25, 2023. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 25, 2021 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2018, we believe no material adverse effects had occurred.

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
At December 31, 2018, we had $90,000 outstanding under the Revolving Line of Credit at a blended rate of 3.85% (LIBOR + 1.35%) and $100,000 outstanding under the Term Loan at LIBOR + 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at December 31, 2018). At December 31, 2017, we had $120,000 outstanding under the Revolving Line of Credit and $100,000 outstanding under the Term Loan.
Covenants
At December 31, 2018, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at December 31, 2018 and December 31, 2017 were $4,537 and $3,377, respectively.
NOTE 6—COMMON STOCK
We have five classes of common stock: Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of net asset value ("NAV"), are as follow:

	Selling Commission (1)	Dealer Manager Fee (2)
Class A Shares (3)	up to 3.0%	0.85%
Class M Shares	—	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares (3)	—	None
Class D Shares (4)	up to 1.0%	None
________

(1)	Selling commissions are paid on the date of sale of our common stock.

(2)
We accrue all future dealer manager fees up to the ten percent regulatory limitation as accrued offering costs on our Consolidated Balance Sheets on the date of sale of our common stock. For NAV calculation purposes, dealer manager fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee.

(3)	Effective April 1, 2018, we decreased the dealer manager fee on Class A shares from 1.05% to 0.85% and eliminated the dealer manager fee on Class M-I shares which was previously 0.05%.

(4)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.

Stock Transactions
The stock transactions for each of our classes of common stock for the years ending December 31, 2018, 2017 and 2016 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2015	37,092,768	27,909,411	6,116,812	3,356,619	7,787,823
Issuance of common stock	33,964,726	10,960,513	6,793,256	4,226,620	1,727,088
Repurchase of shares	(1,219,913)	(2,347,619)	(97,431)	—	(1,551,418)
Stock based compensation	—	—	—	8,000	—
Balance, December 31, 2016	69,837,581	36,522,305	12,812,637	7,591,239	7,963,493
Issuance of common stock	3,429,729	3,707,768	536,110	506,952	—
Repurchase of shares	(3,785,034)	(2,316,084)	(2,391,087)	(684,725)	(431,779)
Stock based compensation	—	—	—	8,000	—
Balance, December 31, 2017	69,482,276	37,913,989	10,957,660	7,421,466	7,531,714
Issuance of common stock	4,284,748	4,088,453	310,104	2,818,312	—
Repurchase of shares	(2,579,302)	(2,133,312)	(184,730)	(513,111)	(1,261,235)
Stock based compensation	—	—	—	11,419	—
Balance, December 31, 2018	71,187,722	39,869,130	11,083,034	9,738,086	6,270,479
Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the years ending December 31, 2018, 2017 and 2016 were as follows:

	December 31, 2018		December 31, 2017		December 31, 2016
	# of shares	$ Amount	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	4,284,748	$51,405	3,429,729	$39,623	33,964,726	$385,295
Class M Shares	4,088,453	48,649	3,707,768	42,556	10,960,513	123,609
Class A-I Shares	310,104	3,677	536,110	6,108	6,793,256	77,104
Class M-I Shares	2,829,731	33,825	514,952	5,913	4,234,620	47,716
Class D Shares	—	—	—	—	1,727,088	19,450
Total		$137,556		$94,200		$653,174

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. We have made repurchases according to our share repurchase plan as following:

Year ending December 31,	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total Dollar of Repurchases
2016	1,219,913	2,347,619	97,431	—	1,551,418	$58,841
2017	3,785,034	2,316,084	2,391,087	684,725	431,779	110,288
2018	2,579,302	2,133,312	184,730	513,111	1,261,235	79,177

Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the year ended December 31, 2018, we issued 3,363,570 shares of common stock for $39,733 under the distribution reinvestment plan. For the year ended December 31, 2017, we issued 3,401,011 shares of common stock for $38,814 under the distribution reinvestment plan. For the year ended December 31, 2016, we issued 2,639,549 shares of common stock for $29,668 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 135,051,377, 134,507,458, and 106,916,148 for the years ended December 31, 2018, 2017 and 2016, respectively. We have no dilutive or potentially dilutive securities.
We compute net income per share for Class A, Class M, Class A-I, Class M-I and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 8-Related Party Transactions) which may impact the net income of each class of common stock differently. The calculated performance component for the years ended December 31, 2018, 2017 and 2016, and the impact on each class of common stock, are shown below. In periods where no performance fee is recognized in our consolidated statements of operations and comprehensive income, the net income per share will be the same for each class of common stock.
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
The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Year Ended December 31, 2018
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$13,806	$7,680	$2,161	$1,583	$1,412
Allocation of performance fee	279	444	123	137	92
Total	$13,527	$7,236	$2,038	$1,446	$1,320
Weighted average number of common shares outstanding	69,988,405	38,929,773	10,955,834	8,021,665	7,155,700
Basic and diluted net income per share:	$0.19	$0.19	$0.19	$0.18	$0.18

	Year Ended December 31, 2017
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$12,353	$6,600	$2,146	$1,331	$1,386
Allocation of performance fee	384	500	145	120	119
Total	$11,969	$6,100	$2,001	$1,211	$1,267
Weighted average number of common shares outstanding	69,759,939	37,276,939	12,114,150	7,525,429	7,831,002
Basic and diluted net income per share:	$0.17	$0.16	$0.17	$0.16	$0.16

	Year Ended December 31, 2016
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$2,458	$1,474	$415	$249	$339
Allocation of performance fee	—	—	—	—	—
Total	$2,458	$1,474	$415	$249	$339
Weighted average number of common shares outstanding	53,263,996	31,926,563	8,999,330	5,391,138	7,335,120
Basic and diluted net income per share:	$0.05	$0.05	$0.05	$0.05	$0.05

Distributions Declared
The distributions declared per share for each of our classes of common stock for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/28/2018	$0.13000	$0.10170	$0.12175	$0.12168	$0.12867	$0.13000
6/28/2018	0.13000	0.10687	0.12159	0.12163	0.13000	0.13000
9/27/2018	0.13000	0.10673	0.12149	0.12155	0.13000	0.13000
12/28/2018	0.13000	0.10652	0.12141	0.12145	0.13000	0.13000
Total	$0.52000	$0.42182	$0.48624	$0.48631	$0.51867	$0.52000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/30/2017	$0.12500	$0.09699	$0.11684	$0.11686	$0.12366	$0.12500
6/29/2017	0.12500	0.09660	0.11677	0.11607	0.12365	0.12500
9/28/2017	0.12500	0.09623	0.11663	0.11649	0.12361	0.12500
12/28/2017	0.12500	0.09615	0.11655	0.11643	0.12364	0.12500
Total	$0.50000	$0.38597	$0.46679	$0.46585	$0.49456	$0.50000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/30/2016	$0.12000	$0.09424	$0.11181	$0.11206	$0.11874	$0.12000
6/29/2016	0.12000	0.09381	0.11206	0.11329	0.11876	0.12000
9/29/2016	0.12500	0.09842	0.11692	0.11685	0.12368	0.12500
12/29/2016	0.12500	0.09799	0.11694	0.11753	0.12372	0.12500
Total	$0.49000	$0.38446	$0.45773	$0.45973	$0.48490	$0.49000
________

(1)	Distributions paid are net of dealer manager fees applicable to each share class.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Second Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Second Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Second Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Second Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2018 and December 31, 2017, LaSalle had paid $2,017 and $1,049, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

NOTE 7—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties, excluding those classified as held for sale, based on operating leases in place at December 31, 2018 are as follows:

Year	Amount
2019	$100,391
2020	71,333
2021	65,520
2022	58,799
2023	51,528
Thereafter	213,472
Total	$561,043

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the years ended December 31, 2018, 2017 and 2016, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the decrease in rents from 2019 future rents to 2020 is related to our apartment properties which generally have a one year lease life.

NOTE 8—RELATED PARTY TRANSACTIONS
Pursuant to our Advisory Agreement with LaSalle, we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On May 8, 2018, we renewed our Advisory Agreement with our Advisor for a one-year term expiring on June 5, 2019.
The fixed advisory fees for the years ended December 31, 2018, 2017 and 2016 were $20,052, $19,269 and $15,014 respectively. The performance fees for the years ended December 31, 2018, 2017 and 2016 were $1,075, $1,269 and $0 respectively. Included in Advisor fees payable for the year ended December 31, 2018 was $1,786 of fixed fee and $1,075 of performance fee expense. Included in Advisor fees payable for the year ended December 31, 2017 was $1,660 of fixed fee expense and $1,269 of performance fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the years ended December 31, 2018, 2017 and 2016, JLL Americas was paid $956, $1,381 and $482, respectively, for property management and leasing services. During the year ended December 31, 2016, we paid JLL Americas $114 in loan placement fees related to the mortgage note payable for 140 Park Avenue and $647 in brokerage fees for the 36 Research Park Drive property sale and the Dylan Point Loma acquisition.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the years ended December 31, 2018, 2017 and 2016, we paid the Dealer Manager selling commissions and dealer manager fees totaling $9,113, $10,061 and $11,317, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs at December 31, 2018 and 2017 were $70,451 and $75,301 of future dealer manager fees payable, respectively.
As of December 31, 2018 and 2017, we owed $2,017 and $1,049, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
On December 27, 2018, we acquired our joint venture partners 22% interest in the Edge at Lafayette for $880 plus the assumption of the joint venture partners pro rata share of the mortgage loan of $3,890. The owner of the 22% interest in the joint venture was an investment fund advised by LaSalle and in which JLL owned a minority interest.

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
We are subject to fixed ground lease payments on South Beach Parking Garage of $100 per year until September 30, 2021, which will increase every five years thereafter by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put their interest to us at a market determined value for a period of 90 days beginning in 2019.

NOTE 10—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income from operations for the years ended December 31, 2018, 2017 and 2016:

Year Ended December 31, 2018	Apartments	Industrial	Office	Retail	Other	Total
Assets	$604,553	$474,622	$255,101	$560,802	$21,549	$1,916,627

Capital expenditures by segment	$7,186	$1,906	$250	$3,956	$90	$13,388

Revenues:
Minimum rents	$46,149	$30,040	$26,581	$34,866	$263	$137,899
Tenant recoveries and other rental income	4,923	10,254	3,411	11,937	2,259	32,784
Total revenues	$51,072	$40,294	$29,992	$46,803	$2,522	$170,683
Operating expenses:
Real estate taxes	$8,576	$7,714	$2,884	$5,705	$512	$25,391
Property operating	14,087	3,163	6,021	7,250	730	31,251
Provision for doubtful accounts	86	—	—	85	—	171
Total segment operating expenses	$22,749	$10,877	$8,905	$13,040	$1,242	$56,813

Reconciliation to net income
Property general and administrative						918
Advisor fees						21,127
Company level expenses						2,718
Depreciation and amortization						62,037
Total operating expenses						$143,613
Other income and (expenses):
Interest expense						$(33,135)
Income from unconsolidated real estate affiliates and fund investment						2,004
Gain on disposition of property and extinguishment of debt						29,665
Total other income and (expenses)						$(1,466)
Net income						$25,604

Reconciliation to total consolidated assets as of December 31, 2018
Assets per reportable segments (1)						$1,916,627
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						279,967
Total consolidated assets						$2,196,594
________

(1)	Includes $114,274 of Office segment asset classified as held for sale as of December 31, 2018.

Year Ended December 31, 2017	Apartments	Industrial	Office	Retail	Other	Total
Assets	$599,794	$489,112	$263,883	$575,093	$20,845	$1,948,727

Capital expenditures by segment	$4,798	$2,187	$7,130	$5,922	$204	$20,241

Revenues:
Minimum rents	$42,110	$30,975	$27,113	$32,156	$288	$132,642
Tenant recoveries and other rental income	4,116	10,271	4,557	11,167	2,199	32,310
Total revenues	$46,226	$41,246	$31,670	$43,323	$2,487	$164,952
Operating expenses:
Real estate taxes	$6,855	$7,805	$3,309	$5,868	$307	$24,144
Property operating	12,311	2,827	6,734	6,190	866	28,928
Provision for doubtful accounts	38	—	(1)	181	—	218
Total segment operating expenses	$19,204	$10,632	$10,042	$12,239	$1,173	$53,290

Reconciliation to net income
Property general and administrative						1,161
Advisor fees						20,538
Company level expenses						2,385
Depreciation and amortization						61,705
Total operating expenses						$139,079
Other income and (expenses):
Interest expense						$(28,094)
Income from unconsolidated real estate affiliates and fund investments						9,633
Other Income						500
Gain on disposition of property and extinguishment of debt						14,982
Total other income and (expenses)						$(2,979)
Net income						$22,894

Reconciliation to total consolidation assets as of December 31, 2017
Assets per reportable segments						$1,948,727
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						248,380
Total consolidated assets						$2,197,107

Year Ended December 31, 2016	Apartments	Industrial	Office	Retail	Other	Total
Revenues:
Minimum rents	$26,835	$24,792	$28,288	$26,078	$277	$106,270
Tenant recoveries and other rental income	1,675	7,481	4,961	9,228	2,244	25,589
Total revenues	$28,510	$32,273	$33,249	$35,306	$2,521	$131,859
Operating expenses:
Real estate taxes	$3,633	$5,472	$3,485	$4,662	$363	$17,615
Property operating	8,727	2,138	7,129	4,973	903	23,870
Provision for doubtful accounts	17	—	17	164	—	198
Total segment operating expenses	$12,377	$7,610	$10,631	$9,799	$1,266	$41,683

Capital expenditures by segment	$2,702	$1,456	$13,959	$4,186	$41	$22,344

Reconciliation to net income
Property general and administrative						1,059
Advisor fees						15,014
Company level expenses						2,220
Acquisition expenses						3,918
Provision for impairment of real estate						6,876
Depreciation and amortization						44,950
Total operating expenses						$115,720
Other income and (expenses):
Interest expense						$(22,612)
Income from unconsolidated real estate affiliates and fund investments						10,309
Gain on disposition of property and extinguishment of debt						1,704
Total other income and (expenses)						$(10,599)
Net income						$5,540

NOTE 11—DISTRIBUTIONS PAYABLE

On November 8, 2018, our board of directors approved a gross distribution for the fourth quarter of 2018 of $0.13 per share to stockholders of record as of December 28, 2018. The distribution was paid on February 1, 2019. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.13 per share, less applicable class-specific fees, if any.
NOTE 12—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to impact our consolidated financial statements as we have a ground lease arrangement for which we are the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We are the lessee on one ground lease which will require us to record a right-of-use asset and a lease liability, which we estimate within the range of $1,500 to $3,000.

NOTE 13—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018	Three Months Ended December 31, 2018
Total revenues	$42,082	$42,227	$43,319	$43,055
Net income (loss)	32,691	3,158	(3,356)	(6,889)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	32,644	3,106	(3,301)	(6,882)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$0.25	$0.02	$(0.02)	$(0.06)
Class M	0.25	0.02	(0.02)	(0.06)
Class A-I	0.25	0.02	(0.02)	(0.06)
Class M-I	0.25	0.02	(0.02)	(0.07)
Class D	0.25	0.02	(0.02)	(0.07)

Weighted average common stock outstanding-basic and diluted	133,231,349	134,233,903	135,528,172	137,163,633

	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017	Three Months Ended September 30, 2017	Three Months Ended December 31, 2017
Total revenues	$39,696	$40,427	$42,293	$42,536
Net (loss) income	(622)	3,902	10,738	8,876
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	(742)	3,798	10,670	8,822
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$(0.01)	$0.03	$0.08	$0.07
Class M	(0.01)	0.03	0.08	0.06
Class A-I	(0.01)	0.03	0.08	0.06
Class M-I	(0.01)	0.03	0.08	0.06
Class D	(0.01)	0.03	0.08	0.06

Weighted average common stock outstanding-basic and diluted	135,359,651	135,789,443	133,554,999	133,358,197
All significant fluctuations between the quarters are attributable to acquisitions and dispositions made in 2018 and 2017.
NOTE 14—SUBSEQUENT EVENTS

On February 7, 2019, we sold 111 Sutter for approximately $227,000 less closing costs. We estimate to record a gain on the sale of the property in the amount of approximately $107,000.
On March 6, 2019, our board of directors approved a gross dividend for the first quarter of 2019 of $0.135 per share to stockholders of record as of March 28, 2019. The dividend will be paid on or around May 1, 2019. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Apartment Properties:
The Edge at Lafayette—Lafayette, LA	$—	$1,782	$23,266	$—	$(941)	$—	$1,782	$22,325	$24,107
Townlake of Coppell—Coppell, TX	28,800	8,444	36,805	—	3,290	—	8,444	40,095	48,539
AQ Rittenhouse—Philadelphia, PA	26,370	11,000	39,963	—	6	—	11,000	39,969	50,969
Lane Park Apartments—Mountain Brook, AL	37,000	5,100	66,428	—	1,291	—	5,100	67,719	72,819
Dylan Point Loma—San Diego, CA	40,500	19,000	70,860	—	137	—	19,000	70,997	89,997
The Penfield—St. Paul, MN	37,719	8,021	52,713	—	554	—	8,021	53,267	61,288
180 North Jefferson—Chicago, IL	45,000	18,588	75,435	—	3,938	—	18,588	79,373	97,961
Jory Trail at the Grove—Wilsonville, OR	44,250	7,877	64,369	—	2,933	—	7,877	67,302	75,179
The Reserve at Johns Creek Walk—Johns Creek, GA	23,318	7,552	38,025	—	304	—	7,552	38,329	45,881
Villas at Legacy—Plano, TX	—	6,888	48,504	—	449	—	6,888	48,953	55,841
Total Apartment Properties	282,957	94,252	516,368	—	11,961	—	94,252	528,329	622,581

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	—	2,656	12,836	(293)	(268)	—	2,363	12,568	14,931
Norfleet Distribution Center—Kansas City, MO	—	2,134	31,397	(205)	(1,937)	—	1,929	29,460	31,389
Suwanee Distribution Center—Suwanee, GA	19,100	6,155	27,598	—	101	—	6,155	27,699	33,854
3800 1st Avenue South —Seattle, WA	9,440	7,238	9,673	546	221	—	7,784	9,894	17,678
3844 1st Avenue South—Seattle, WA	5,886	5,563	6,031	340	138	—	5,903	6,169	12,072
3601 2nd Avenue South—Seattle, WA	3,285	2,774	3,365	190	77	—	2,964	3,442	6,406
Grand Prairie Distribution Center—Grand Prairie, TX	8,600	2,100	12,478	—	11	—	2,100	12,489	14,589
Charlotte Distribution Center—Charlotte, NC	9,964	5,381	15,002	—	219	—	5,381	15,221	20,602
4050 Corporate Drive—Grapevine, TX	12,147	5,200	18,327	—	103	—	5,200	18,430	23,630
4055 Corporate Drive—Grapevine, TX	5,573	2,400	12,377	—	1,287	—	2,400	13,664	16,064
2501-2575 Allan Drive—Elk Grove, IL	—	4,300	10,926	—	539	—	4,300	11,465	15,765
2601-2651 Allan Drive—Elk Grove, IL	—	2,600	7,726	—	104	—	2,600	7,830	10,430
1300 Michael Drive—Wood Dale, IL	—	1,900	6,770	—	139	—	1,900	6,909	8,809
1350 Michael Drive—Wood Dale, IL	—	1,500	5,059	—	81	—	1,500	5,140	6,640
1225 Michael Drive—Wood Dale, IL	—	2,600	7,149	—	75	—	2,600	7,224	9,824
200 Lewis Drive—Wood Dale, IL	—	1,100	4,165	—	90	—	1,100	4,255	5,355
1301-1365 Mittel Boulevard—Chicago, IL	—	2,700	5,473	—	73	—	2,700	5,546	8,246
Tampa Distribution Center- Tampa, FL	—	3,507	22,485	—	84	—	3,507	22,569	26,076
Aurora Distribution Center- Aurora, IL	13,850	9,861	14,646	—	—	—	9,861	14,646	24,507
28150 West Harrison Parkway- Valencia, CA	—	2,760	8,899	—	—	—	2,760	8,899	11,659

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
28145 West Harrison Parkway- Valencia, CA	—	3,468	10,111	—	19	—	3,468	10,130	13,598
28904 Avenue Paine- Valencia, CA	—	3,812	10,535	—	68	—	3,812	10,603	14,415
24823 Anza Drive- Santa Clarita, CA	—	1,095	2,849	—	23	—	1,095	2,872	3,967
25045 Avenue Tibbitts- Santa Clarita, CA	—	4,087	13,224	—	61	—	4,087	13,285	17,372
6000 Giant Road- Richmond, CA	—	11,572	26,556	—	—	—	11,572	26,556	38,128
6015 Giant Road- Richmond, CA	—	10,468	24,127	—	(1,121)	—	10,468	23,006	33,474
6025 Giant Road- Richmond, CA	—	2,700	4,167	—	—	—	2,700	4,167	6,867
Mason Mill Distribution Center—Buford, GA	—	3,406	23,312	—	—	—	3,406	23,312	26,718
Total Industrial Properties	87,845	115,037	357,263	578	187	—	115,615	357,450	473,065

Office Properties:
Monument IV at Worldgate—Herndon, VA	40,000	5,186	57,013	—	19,532	—	5,186	76,545	81,731
140 Park Avenue—Florham Park, NJ	22,800	3,162	34,784	—	(4)	—	3,162	34,780	37,942
San Juan Medical Center- San Juan Capistrano, CA	—	9,807	13,303	—	682	—	9,807	13,985	23,792
Total Office Properties	62,800	18,155	105,100	—	20,210	—	18,155	125,310	143,465

Retail Properties:
The District at Howell Mill—Atlanta, GA	31,080	10,000	56,040	—	2,632	—	10,000	58,672	68,672
Grand Lakes Marketplace—Katy, TX	23,900	5,215	34,770	—	—	—	5,215	34,770	39,985
Oak Grove Plaza—Sachse, TX	9,604	4,434	18,869	—	474	—	4,434	19,343	23,777
Rancho Temecula Town Center—Temecula, CA	28,000	14,600	41,180	—	126	—	14,600	41,306	55,906
Skokie Commons—Skokie, IL	24,400	8,859	25,705	891	37	—	9,750	25,742	35,492
Whitestone Market—Austin, TX	25,750	7,000	39,868	—	307	—	7,000	40,175	47,175
Maui Mall—Maui, HI	38,638	44,257	39,454	—	9,057	—	44,257	48,511	92,768
Silverstone Marketplace—Scottsdale, AZ	—	8,012	33,771	—	—	—	8,012	33,771	41,783
Kierland Village Center—Scottsdale, AZ	—	7,037	26,693	—	137	—	7,037	26,830	33,867
Timberland Town Center—Beaverton, OR	21,675	6,083	33,826	—	231	—	6,083	34,057	40,140
Montecito Marketplace—Las Vegas, NV	—	11,410	45,212	—	109	—	11,410	45,321	56,731
Total Retail Properties	203,047	126,907	395,388	891	13,110	—	127,798	408,498	536,296

Other Properties:
South Beach Parking Garage—Miami, FL	—	—	21,467	—	711	—	—	22,178	22,178
Total Other Properties	—	—	21,467	—	711	—	—	22,178	22,178

Total Consolidated Properties:	$636,649	$354,351	$1,395,586	$1,469	$46,179	$—	$355,820	$1,441,765	$1,797,585

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment

Properties Held for Sale:
111 Sutter Street—San Francisco, CA	52,450	39,921	72,712	—	9,378	—	39,921	82,090	122,011
Total Properties Held For Sale	$52,450	$39,921	$72,712	$—	$9,378	$—	$39,921	$82,090	$122,011
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $2,078,134 and $241,281, respectively.

(1)	Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Apartment Properties:
The Edge at Lafayette—Lafayette, LA	$(5,338)	2007	1/15/2008	50 years
Townlake of Coppell—Coppell, TX	(4,465)	1986	5/22/2015	40 years
AQ Rittenhouse—Philadelphia, PA	(3,092)	2015	7/30/2015	50 years
Lane Park Apartments—Mountain Brook, AL	(3,926)	2014	5/26/2016	50 years
Dylan Point Loma—San Diego, CA	(3,856)	2016	8/9/2016	50 years
The Penfield—St. Paul, MN	(2,511)	2013	9/22/2016	50 years
180 North Jefferson—Chicago, IL	(4,331)	2004	12/1/2016	40 years
Jory Trail at the Grove—Wilsonville, OR	(2,119)	2012	7/14/2017	50 years
The Reserve at Johns Creek Walk—Johns Creek, GA	(1,399)	2007	7/28/2017	40 years
Villas at Legacy—Plano, TX	(728)	1999	6/6/2018	40 years
Total Apartment Properties	(31,765)

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	(3,308)	2002	6/30/2005	50 years
Norfleet Distribution Center—Kansas City, MO	(7,137)	2007	2/27/2007	50 years
Suwanee Distribution Center—Suwanee, GA	(3,058)	2012	6/28/2013	50 years
3800 1st Avenue South —Seattle, WA	(1,300)	2005	6/26/2013	40 years
3844 1st Avenue South—Seattle, WA	(811)	1968	12/18/2013	40 years
3601 2nd Avenue South—Seattle, WA	(452)	1949	12/18/2013	40 years
Grand Prairie Distribution Center—Grand Prairie, TX	(1,248)	1980	12/18/2013	40 years
Charlotte Distribution Center—Charlotte, NC	(1,721)	2013	1/22/2014	50 years
4050 Corporate Drive—Grapevine, TX	(1,650)	1991	6/27/2014	40 years
4055 Corporate Drive—Grapevine, TX	(1,212)	1996	4/15/2015	40 years
2501-2575 Allan Drive—Elk Grove, IL	(995)	1996	4/15/2015	40 years
2601-2651 Allan Drive—Elk Grove, IL	(644)	1985	9/30/2015	40 years
1300 Michael Drive—Wood Dale, IL	(559)	1985	9/30/2015	40 years
1350 Michael Drive—Wood Dale, IL	(414)	1985	9/30/2015	40 years
1225 Michael Drive—Wood Dale, IL	(586)	1985	9/30/2015	40 years
200 Lewis Drive—Wood Dale, IL	(514)	1985	9/30/2015	40 years
1301-1365 Mittel Boulevard—Chicago, IL	(449)	1985	9/30/2015	40 years
Tampa Distribution Center- Tampa, FL	(1,552)	1985	9/30/2015	40 years
Aurora Distribution Center- Aurora, IL	(757)	2009	4/11/2016	40 years
28150 West Harrison Parkway- Valencia, CA	(556)	2016	5/19/2016	50 years
28145 West Harrison Parkway- Valencia, CA	(637)	1997	6/29/2016	40 years
28904 Avenue Paine- Valencia, CA	(666)	1997	6/29/2016	40 years
24823 Anza Drive- Santa Clarita, CA	(180)	1999	6/29/2016	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
25045 Avenue Tibbitts- Santa Clarita, CA	(829)	1988	6/29/2016	40 years
6000 Giant Road- Richmond, CA	(1,239)	1988	6/29/2016	40 years
6015 Giant Road- Richmond, CA	(1,074)	2016	9/8/2016	50 years
6025 Giant Road- Richmond, CA	(167)	2016	9/8/2016	50 years
Mason Mill Distribution Center—Buford, GA	(466)	2016	12/29/2016	50 years
Total Industrial Properties	(34,181)

Office Properties:
Monument IV at Worldgate—Herndon, VA	(23,767)	2001	8/27/2004	50 years
140 Park Avenue—Florham Park, NJ	(2,087)	2015	12/21/2015	50 years
San Juan Medical Center- San Juan Capistrano, CA	(804)	2015	4/1/2016	50 years
Total Office Properties	(26,658)

Retail Properties:
The District at Howell Mill—Atlanta, GA	(13,610)	2006	6/15/2007	50 years
Grand Lakes Marketplace—Katy, TX	(3,709)	2012	9/17/2013	50 years
Oak Grove Plaza—Sachse, TX	(2,502)	2003	1/17/2014	40 years
Rancho Temecula Town Center—Temecula, CA	(4,741)	2007	6/16/2014	40 years
Skokie Commons—Skokie, IL	(1,889)	2015	5/15/2015	50 years
Whitestone Market—Austin, TX	(3,265)	2003	9/30/2015	40 years
Maui Mall—Maui, HI	(3,974)	1971	12/22/2015	40 years
Silverstone Marketplace—Scottsdale, AZ	(1,632)	2015	7/27/2016	50 years
Kierland Village Center—Scottsdale, AZ	(1,515)	2001	9/30/2016	40 years
Timberland Town Center—Beaverton, OR	(1,559)	2015	9/30/2016	50 years
Montecito Marketplace—Las Vegas, NV	(1,610)	2007	8/8/2017	50 years
Total Retail Properties	(40,006)

Other Properties:
South Beach Parking Garage—Miami, FL	(2,870)	2001	1/28/2014	40 years
Total Other Properties	(2,870)

Total Consolidated Properties:	$(135,480)

Properties Held for Sale:
111 Sutter Street—San Francisco, CA	(14,271)	1926	12/4/2012	40 years
Total Properties Held for Sale	$(14,271)

Reconciliation of Real Estate

Consolidated Properties	2018	2017	2016
Balance at beginning of year	$1,854,297	$1,744,317	$1,140,638
Additions	67,513	219,812	670,535
Assets sold/ written off	(2,214)	(54,880)	(50,818)
Write-downs for impairment charges	—	—	(16,038)
Reclassed as held for sale	(122,011)	(54,952)	—
Balance at close of year	$1,797,585	$1,854,297	$1,744,317
Reconciliation of Accumulated Depreciation

Consolidated Properties	2018	2017	2016
Balance at beginning of year	$112,132	$88,870	$75,245
Additions	39,833	37,333	28,990
Assets sold/ written off	(2,214)	(3,932)	(8,261)
Write-downs for impairment charges	—	—	(7,104)
Reclassed as held for sale	(14,271)	(10,139)	—
Balance at close of year	$135,480	$112,132	$88,870