Form 10-Q
period 2019-03-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2019-05-08
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
_________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 8, 2019 were 75,947,860 shares of Class A Common Stock, 41,078,600 shares of Class M Common Stock, 10,955,847 of Class A-I Common Stock, 12,530,848 of Class M-I Common Stock and 5,448,111 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $23,659 and $23,659, respectively)	$385,247	$355,820
Buildings and equipment (including from VIEs of $134,128 and $133,639, respectively)	1,451,317	1,441,765
Less accumulated depreciation (including from VIEs of $(22,776) and $(21,886), respectively)	(144,391)	(135,480)
Net property and equipment	1,692,173	1,662,105
Investment in unconsolidated real estate affiliates	162,360	163,314
Real estate fund investment	93,734	92,414
Investments in real estate and other assets held for sale	—	112,586
Net investments in real estate	1,948,267	2,030,419
Cash and cash equivalents (including from VIEs of $2,784 and $4,185, respectively)	80,490	37,109
Restricted cash (including from VIEs of $90 and $88, respectively)	22,649	7,831
Tenant accounts receivable, net (including from VIEs of $2,151 and $1,621, respectively)	4,533	4,159
Deferred expenses, net (including from VIEs of $453 and $460, respectively)	8,070	7,584
Acquired intangible assets, net (including from VIEs of $5,355 and $5,652, respectively)	89,461	84,468
Deferred rent receivable, net (including from VIEs of $1,077 and $1,079, respectively)	17,488	16,972
Prepaid expenses and other assets (including from VIEs of $80 and $66, respectively)	11,473	8,052
TOTAL ASSETS	$2,182,431	$2,196,594
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $81,853 and $81,954, respectively)	$719,023	$818,095
Liabilities held for sale	—	56,263
Accounts payable and other liabilities (including from VIEs of $1,867 and $1,379, respectively)	35,423	19,495
Accrued offering costs	75,052	72,468
Distributions payable	16,976	15,840
Accrued interest (including from VIEs of $298 and $299, respectively)	2,194	2,191
Accrued real estate taxes (including from VIEs of $786 and $1,793, respectively)	5,248	6,065
Advisor fees payable	1,823	2,861
Acquired intangible liabilities, net	17,110	16,024
TOTAL LIABILITIES	872,849	1,009,302
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 73,138,318 and 71,187,722 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	731	712
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 40,505,870 and 39,869,130 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	405	399
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 10,989,003 and 11,083,034 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	110	111
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 11,253,166 and 9,738,086 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	113	97
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 5,448,111 and 6,270,479 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	54	63
Additional paid-in capital (net of offering costs of $151,621 and $145,075 as of March 31, 2019 and December 31, 2018, respectively)	1,601,084	1,568,474
Distributions to stockholders	(335,770)	(318,780)
Retained earnings (accumulated deficit)	36,086	(70,650)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,302,813	1,180,426
Noncontrolling interests	6,769	6,866
Total equity	1,309,582	1,187,292
TOTAL LIABILITIES AND EQUITY	$2,182,431	$2,196,594
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues:
Rental revenue	$38,861	$40,639
Other revenue	2,268	1,401
Total revenues	41,129	42,040
Operating expenses:
Real estate taxes	6,015	6,478
Property operating expenses	7,246	7,140
Property general and administrative	296	390
Advisor fees	5,233	4,822
Company level expenses	702	723
Depreciation and amortization	14,575	14,847
Total operating expenses	34,067	34,400
Other income and (expenses):
Interest expense	(9,632)	(5,729)
Income from unconsolidated real estate affiliates and fund investments	2,197	1,115
Gain on disposition of property and extinguishment of debt, net	107,108	29,665
Total other income and (expenses)	99,673	25,051
Net income	106,735	32,691
Less: Net loss (income) attributable to the noncontrolling interests	1	(47)
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$106,736	$32,644
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	0.76	0.25
Class M	0.76	0.25
Class A-I	0.76	0.25
Class M-I	0.76	0.25
Class D	0.76	0.25
Weighted average common stock outstanding-basic and diluted	139,744,220	133,231,349

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2018	133,307,105	$1,333	$1,522,123	$(256,811)	$(96,217)	$7,829	$1,178,257
Issuance of common stock	2,171,505	21	25,510	—	—	—	25,531
Repurchase of shares	(1,943,028)	(19)	(22,759)	—	—	—	(22,778)
Offering costs	—	—	(2,124)	—	—	—	(2,124)
Stock based compensation	3,419	—	40	—	—	—	40
Net income	—	—	—	—	32,644	47	32,691
Cash distributed to noncontrolling interests	—	—	—	—	—	(115)	(115)
Distributions declared per share ($0.13)	—	—	—	(14,985)	—	—	(14,985)
Balance, March 31, 2018	133,539,001	$1,335	$1,522,790	$(271,796)	$(63,573)	$7,761	$1,196,517

Balance, December 31, 2018	138,148,451	$1,382	$1,568,474	$(318,780)	$(70,650)	$6,866	$1,187,292
Issuance of common stock	5,762,222	57	70,492	—	—	—	70,549
Repurchase of shares	(2,583,618)	(26)	(31,376)	—	—	—	(31,402)
Offering costs	—	—	(6,546)	—	—	—	(6,546)
Stock based compensation	7,413	—	40	—	—	—	40
Net income	—	—	—	—	106,736	(1)	106,735
Cash distributed to noncontrolling interests	—	—	—	—	—	(96)	(96)
Distributions declared per share ($0.135)	—	—	—	(16,990)	—	—	(16,990)
Balance, March 31, 2019	141,334,468	$1,413	$1,601,084	$(335,770)	$36,086	$6,769	$1,309,582
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,735	$32,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,604	14,520
Gain on disposition of property	(107,108)	(29,665)
Straight line rent	(530)	(637)
Income from unconsolidated real estate affiliates and fund investment	(2,197)	(1,115)
Distributions from unconsolidated real estate affiliates and fund investment	1,844	1,125
Net changes in assets, liabilities and other	(1,499)	(3,410)
Net cash provided by operating activities	11,849	13,509
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(44,525)	—
Proceeds from sale of real estate investments and fixed assets	216,010	74,478
Capital improvements and lease commissions	(4,280)	(6,808)
Investment in unconsolidated real estate affiliates	(13)	—
Deposits for investments under contract	(3,100)	—
Net cash provided by investing activities	164,092	67,670
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	74,756	15,943
Repurchase of shares	(31,402)	(22,812)
Offering costs	(3,961)	(3,833)
Distributions to stockholders	(5,370)	(4,930)
Distributions paid to noncontrolling interests	(96)	(115)
Payment on credit facility	(90,000)	(20,000)
Debt issuance costs	7	—
Principal payments on mortgage notes and other debt payable	(62,005)	(853)
Net cash used in financing activities	(118,071)	(36,600)
Net increase in cash, cash equivalents and restricted cash	57,870	44,579
Cash, cash equivalents and restricted cash at the beginning of the period	45,269	42,432
Cash, cash equivalents and restricted cash at the end of the period	$103,139	$87,011

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted per Consolidated Statements of Cash Flows
Cash and cash equivalents	$80,490	$40,647
Restricted cash	22,649	46,364
Cash, cash equivalents and restricted cash at the end of the period	$103,139	$87,011

Supplemental disclosure of cash flow information:
Interest paid	$7,487	$8,377
Non-cash activities:
Write-offs of receivables	$(24)	$(19)
Write-offs of retired assets and liabilities	1,663	2,161
Change in liability for capital expenditures	452	4,924
Net liabilities transferred at sale of real estate investment	2,100	659
Net liabilities assumed at acquisition	235	—
Change in issuance of common stock receivable and redemption of common stock payable	793	288
Change in accrued offering costs	2,585	(1,709)
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2019, we owned interests in a total of 69 properties, located in 20 states.
On April 1, 2018, we converted to an “UPREIT” structure by contributing substantially all of our assets to JLLIPT Holdings LP, a Delaware limited partnership (our “operating partnership”), of which we are the initial limited partner and JLLIPT Holdings GP, LLC (our wholly owned subsidiary) is the sole general partner. We refer to this re-structuring as the "contribution." An "Umbrella Partnership Real Estate Investment Trust" ("UPREIT") is a REIT that holds all or substantially all of its assets through a partnership in which a REIT holds an interest. We converted to this structure to facilitate tax-free contributions of properties to our operating partnership in exchange for limited partnership interests in our operating partnership. A transfer of property directly to a REIT in exchange for shares of common stock of a REIT is generally a taxable transaction to the transferring property owner. In an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction.
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
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public Offering term to the extent permissible under applicable law. As of March 31, 2019, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $152,008.
On March 3, 2015, we commenced a private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of March 31, 2019, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Follow-on Private Offering of $68,591.
As of March 31, 2019, 73,138,318 shares of Class A common stock, 40,505,870 shares of Class M common stock, 10,989,003 shares of Class A-I common stock, 11,253,166 shares of Class M-I common stock, and 5,448,111 shares of Class D common stock were outstanding and held by a total of 14,163 stockholders.

LaSalle acts as our advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). On May 7, 2019, we renewed the Advisory Agreement for a one-year term expiring on June 5, 2020. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly-owned, but operationally independent subsidiary of our sponsor, Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed professional services firm that specializes in real estate and investment management. Affiliates of our sponsor invested an aggregate of $50,200 (with a current value of $62,639) through purchases of shares of our common stock.
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

Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of March 31, 2019, our VIEs include The District at Howell Mill, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2019, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of our outside joint venture partners.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on March 8, 2019 (our “2018 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2018 audited consolidated financial statements included in our 2018 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At March 31, 2019, our restricted cash balance on our Consolidated Balance Sheet was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.

Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at March 31, 2019 and December 31, 2018 was $3,918 and $5,305, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $62,851 and $58,433 at March 31, 2019 and December 31, 2018, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $9,091 and $10,280 at March 31, 2019 and December 31, 2018, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the net asset value of the limited partnership as determined from the financial statements of the real estate fund. During the three months ended March 31, 2019 and 2018, we recorded an increase in fair value classified within the Level 3 category of $1,320 and $893, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on the Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $2,791 and $14,422 lower than the aggregate carrying amounts at March 31, 2019 and December 31, 2018, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
Derivative Financial Instruments
We record all derivatives on the Consolidated Balance Sheets at fair value in prepaid expenses and other assets or accounts payable and other accrued expenses. Changes in the fair value of our derivatives are recorded as a component of interest expense on our Consolidated Statements of Operations as we have not designated our derivative instruments as hedges. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate caps and swaps.

As of March 31, 2019, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	6	$212,800
The fair value of our interest rate caps and swaps represent assets of $1,732 and $3,921 at March 31, 2019 and December 31, 2018, respectively.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, we adopted Accounting Standard Update ("ASU") 2016-02 Leases (Topic 842). The new guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). We elected a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, when certain criteria are met. Upon adoption we reclassified these components for prior periods to conform with the current period presentation. We also elected permitted practical expedients to not reassess lease classification and use of the standard’s effective date as the date of initial application and therefore financial information under Topic 842 is not provided for periods prior to January 1, 2019. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. Additionally, the standard requires lessors to evaluate whether the collectability of all rents is probable before recognizing rental revenues on a straight-line basis over the applicable lease term.
The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. We have a ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,226.
Reclassification
Upon adoption of ASU 842, we are reclassfying amounts previously recorded as recovery revenue and amounts determined to be uncollectable, previously recorded as provision for doubtful accounts, to rental revenue to conform with the current year presentation. The following table summarizes the reclassifications being made on our Consolidated Statement of Operations for the three month period ending March 31, 2018:

	Previously Reported	Reclassification	Newly Reported
Rental Revenue	$34,023	$6,616	$40,639
Other Revenue	8,059	(6,658)	1,401
Provision for Doubtful Accounts	(42)	42	—

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
Acquisition
On March 29, 2019, we acquired Fremont Distribution Center, consisting of two industrial manufacturing buildings located in Fremont, California, for approximately $47,000. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2019 acquisition in accordance with authoritative guidance as follows:

2019 Acquisition
Land	$29,427
Building and equipment	7,024
In-place lease intangible (acquired intangible assets)	10,030
Below-market lease intangible (acquired intangible liabilities)	(1,721)
$44,760
Amortization period for intangible assets and liabilities	77 - 80 months
Disposition
On February 7, 2019, we sold 111 Sutter Street for approximately $227,000 less closing costs. In connection with the disposition, the mortgage loan associated with the property of approximately $52,297 was retired. We recorded a gain on the sale of property in the amount of $107,108.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
Chicago Parking Garage
On December 23, 2014, we acquired Chicago Parking Garage, a 366-stall, multi-level parking facility located in a large mixed-use property in Chicago, Illinois owned as a condominium interest. In accordance with authoritative guidance, Chicago Parking Garage is accounted for as an investment in an unconsolidated real estate affiliate. At March 31, 2019 and December 31, 2018, the carrying amount of our investment in Chicago Parking Garage was $17,309 and $17,260, respectively.
Pioneer Tower
On June 28, 2016, we acquired Pioneer Tower, a 17 story, 296,000 square foot multi-tenant office property in Portland, Oregon for approximately $121,750. using cash on hand. Pioneer Tower is a component of a mixed-use property that includes Portland's largest urban regional mall owned by an independent third party. The land component of this mixed-use property is owned as a condominium interest with the owner of the regional mall. The acquisition was funded with cash on hand. In accordance with authoritative guidance, Pioneer Tower is accounted for as an investment in an unconsolidated real estate affiliate. At March 31, 2019 and December 31, 2018, the carrying amount of our investment in Pioneer Tower was $110,421 and $111,091, respectively.
The Tremont
On July 19, 2018, we acquired a 75% interest in The Tremont, a 180 unit apartment property in Burlington, Massachusetts. The joint venture acquired the property for approximately $73,500. The acquisition was funded by the assumption of a 19 year mortgage loan that bears interest at a fixed-rate of 3.62% in the amount of $42,520 and cash on hand. In accordance with authoritative guidance, The Tremont is accounted for as an investment in an unconsolidated real estate affiliate. At March 31, 2019 and December 31, 2018, the carrying amount of our investment in The Tremont was $21,761 and $21,881, respectively.

The Huntington
On July 19, 2018, we acquired a 75% interest in The Huntington, a 117 unit apartment property in Burlington, Massachusetts. The joint venture acquired the property for approximately $48,500. The acquisition was financed with a ten year mortgage loan that bears interest at a fixed rate of 4.07% in the amount of $31,000 and cash on hand. In accordance with authoritative guidance, The Huntington is accounted for as an investment in an unconsolidated real estate affiliate. At March 31, 2019 and December 31, 2018, the carrying amount of our investment in The Huntington was $12,869 and $13,082, respectively.
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Total revenues	$4,830	$3,012
Total operating expenses	3,993	2,790
Operating income	$837	$222
Interest expense	541	—
Net income	$296	$222
Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of March 31, 2019, the NYC Retail Portfolio owned 10 retail properties totaling approximately 2,230,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, Staten Island and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investment. As of March 31, 2019 and December 31, 2018, the carrying amount of our investment in the NYC Retail Portfolio was $93,734 and $92,414, respectively. During the three months ended March 31, 2019, we recorded an increase in fair value of our investment in the NYC Retail Portfolio of $1,320. During the three months ended March 31, 2019, we received distributions of income totaling $581. This cash distribution of income increased equity in income of unconsolidated real estate affiliates and fund investment. On January 7, 2019, two retail properties in the NYC Retail Portfolio with a combined 148,000 square feet were sold and the mortgage loans were extinguished. During the three months ended March 31, 2018, we recorded increases in fair value of our investment in the NYC Retail Portfolio of $893 and received no cash distribution.

Summarized Statement of Operations—NYC Retail Portfolio Investment—Fair Value Option Investment

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Total revenue	$2,545	$1,871

Net investment income	2,127	1,512
Net change in unrealized gain on investment in real estate venture	4,771	2,959
Net income	$6,898	$4,471
NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			March 31, 2019	December 31, 2018
Mortgage notes payable	April 2020 - March 2054	3.00% - 5.30%	$627,097	$636,649
Credit facility
Revolving line of credit	May 25, 2021	3.85%	—	90,000
Term loans	May 25, 2023	3.10%	100,000	100,000
TOTAL			$727,097	$826,649
Net debt discount on assumed debt and debt issuance costs			(8,074)	(8,554)
Mortgage notes and other debt payable, net			$719,023	$818,095
Aggregate future principal payments of mortgage notes and other debt payable as of March 31, 2019 are as follows:

Year	Amount
2019	$3,228
2020	75,094
2021	28,270
2022	6,241
2023	228,251
Thereafter	386,013
Total	$727,097

Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan. On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year term loan maturing on May 26, 2022. We collectively refer to the two term loans as the "Term Loan". On December 12, 2018, we expanded and extended our Credit Facility to provide for a borrowing capacity of $400,000, by increasing our Revolving Line of Credit to $300,000 with a new maturity date of May 25, 2021. We also extended our Term Loans by one year with new maturity dates of May 25, 2023. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 25, 2021 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of March 31, 2019, we believe no material adverse effects had occurred.
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
At March 31, 2019, we had no outstanding borrowings under the Revolving Line of Credit and $100,000 outstanding under the Term Loans at LIBOR + 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at March 31, 2019).
Covenants
At March 31, 2019, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at March 31, 2019 and December 31, 2018 was $4,847 and $4,537, respectively.

NOTE 6—COMMON STOCK
We have five classes of common stock: Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of net asset value ("NAV"), are as follows:

	Selling Commission (1)	Dealer Manager Fee (2)
Class A Shares	up to 3.0%	0.85%
Class M Shares	—	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	—	None
Class D Shares (3)	up to 1.0%	None
________

(1)	Selling commissions are paid on the date of sale of our common stock.

(2)
We accrue all future dealer manager fees up to the ten percent regulatory limitation as accrued offering costs on our Consolidated Balance Sheets on the date of sale of our common stock. For NAV calculation purposes, dealer manager fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee.

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the three months ended March 31, 2019 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2018	71,187,722	39,869,130	11,083,034	9,738,086	6,270,479
Issuance of common stock	2,669,264	1,423,430	148,290	1,528,651	—
Repurchase of common stock	(718,668)	(786,690)	(242,321)	(13,571)	(822,368)
Balance, March 31, 2019	73,138,318	40,505,870	10,989,003	11,253,166	5,448,111
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the three months ended March 31, 2019 were as follows:

	Three Months Ended March 31, 2019
	# of shares	Amount
Class A Shares	2,669,264	$32,837
Class M Shares	1,423,430	17,315
Class A-I Shares	148,290	1,820
Class M-I Shares	1,528,651	18,617
Total		$70,589
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the three months ended March 31, 2019, we repurchased 2,583,618 shares of common stock in the amount of $31,402. During the three months ended March 31, 2018, we repurchased 1,943,028 shares of common stock in the amount of $22,778.

Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the three months ended March 31, 2019, we issued 863,412 shares of common stock for $10,483 under the distribution reinvestment plan. For the three months ended March 31, 2018, we issued 795,606 shares of common stock for $9,311 under the distribution reinvestment plan.
Earnings Per Share
We compute net income per share for Class A, Class M, Class A-I, Class M-I and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 8- Related Party Transactions), which may impact the net income of each class of common stock differently. In periods where no performance fee is recognized in our Consolidated Statements of Operations, the net income per share will be the same for each class of common stock.
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
The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended March 31, 2019
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$55,224	$30,623	$8,475	$8,016	$4,398
Weighted average number of common shares outstanding	72,309,548	40,085,862	11,101,704	10,488,323	5,758,783
Basic and diluted net income per share:	$0.76	$0.76	$0.76	$0.76	$0.76

	Three Months Ended March 31, 2018
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$17,024	$9,366	$2,667	$1,743	$1,844
Weighted average number of common shares outstanding	69,471,681	38,229,153	10,879,108	7,119,693	7,531,714
Basic and diluted net income per share:	$0.25	$0.25	$0.25	$0.25	$0.25
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Second Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Second Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Second Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Second Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2019 and December 31, 2018, LaSalle had paid $2,227 and $2,017, respectively, of organization and offering costs on our behalf which we had not yet been reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

NOTE 7—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at March 31, 2019 are as follows:

Year	Amount
2019	$84,925
2020	84,194
2021	70,399
2022	64,132
2023	57,026
Thereafter	227,467
Total	$588,143

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three months ended March 31, 2019, no individual tenant accounted for greater than 10% of minimum base rents.
NOTE 8—RELATED PARTY TRANSACTIONS
Pursuant to our Advisory Agreement with LaSalle, we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On May 7, 2019, we renewed our Advisory Agreement for a one year term expiring on June 5, 2020.
Fixed advisory fees for the three months ended March 31, 2019 and 2018 were $5,233 and $4,822, respectively. There were no performance fees for the three months ended March 31, 2019 and 2018. Included in Advisor fees payable at March 31, 2019 was $1,823 of fixed fee expense. Included in Advisor fees payable for the year ended December 31, 2018 was $1,786 of fixed fee expense and $1,075 of performance fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three months ended March 31, 2019 and 2018, JLL Americas was paid $576 and $215, respectively, for property management and leasing services.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three months ended March 31, 2019 and 2018, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,551 and $2,469, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs, at March 31, 2019 and December 31, 2018, were $72,826 and $70,451 of future dealer manager fees payable, respectively.
As of March 31, 2019 and December 31, 2018, we owed $2,227 and $2,017, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
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
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put their interest to us at a market determined value for a period of 90 days beginning in 2019. As of March 31, 2019, the joint venture partner has not executed this option.

NOTE 10—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three months ended March 31, 2019 and 2018.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of March 31, 2019	$600,173	$518,199	$140,412	$557,115	$24,134	$1,840,033
Assets as of December 31, 2018	604,553	474,622	255,101	560,802	21,549	1,916,627

Three Months Ended March 31, 2019

Capital expenditures by segment	$998	$784	$—	$2,030	$16	$3,828

Revenues:
Rental revenue	$12,598	$9,828	$5,037	$11,305	$93	$38,861
Other revenue	755	351	7	504	651	2,268
Total revenues	$13,353	$10,179	$5,044	$11,809	$744	$41,129
Operating expenses:
Real estate taxes	$2,369	$1,690	$440	$1,388	$128	$6,015
Property operating expenses	3,587	778	1,049	1,647	185	7,246
Total segment operating expenses	$5,956	$2,468	$1,489	$3,035	$313	$13,261

Reconciliation to net income
Property general and administrative						$296
Advisor fees						5,233
Company level expenses						702
Depreciation and amortization						14,575
Total operating expenses						$34,067
Other income and (expenses):
Interest expense						$(9,632)
Income from unconsolidated real estate affiliates and fund investment						2,197
Gain on disposition of property						107,108
Total other income and (expenses)						$99,673
Net income						$106,735

Reconciliation to total consolidated assets as of March 31, 2019
Assets per reportable segments						$1,840,033
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						342,398
Total consolidated assets						$2,182,431

Reconciliation to total consolidated assets as of December 31, 2018
Assets per reportable segments						$1,916,627
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						279,967
Total consolidated assets						$2,196,594

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended March 31, 2018

Capital expenditures by segment	$1,096	$159	$36	$568	$21	$1,880

Revenues:
Rental revenue	$11,702	$10,216	$6,942	$11,703	$76	$40,639
Other revenue	663	1	69	62	606	1,401
Total revenues	$12,365	$10,217	$7,011	$11,765	$682	$42,040
Operating expenses:
Real estate taxes	$2,095	$1,993	$745	$1,532	$113	$6,478
Property operating expenses	3,265	$650	1,352	1,664	209	7,140
Total segment operating expenses	$5,360	$2,643	$2,097	$3,196	$322	$13,618

Reconciliation to net income
Property general and administrative						$390
Advisor fees						4,822
Company level expenses						723
Depreciation and amortization						14,847
Total operating expenses						$34,400
Other income and (expenses):
Interest expense						$(5,729)
Income from unconsolidated real estate affiliates and fund investment						1,115
Gain on disposition of property and extinguishment of debt						29,665
Total other income and (expenses)						$25,051
Net income						$32,691

NOTE 11—DISTRIBUTIONS PAYABLE
On March 5, 2019, our board of directors approved a gross dividend for the first quarter of 2019 of $0.135 per share to stockholders of record as of March 28, 2019. The dividend was paid on April 29, 2019. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.135 per share, less applicable class-specific fees, if any.
NOTE 12—SUBSEQUENT EVENTS
On May 7, 2019, our board of directors approved a gross dividend for the second quarter of 2019 of $0.135 per share to stockholders of record as of June 27, 2019. The dividend will be paid on or around August 1, 2019. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
On May 7, 2019, we renewed our Advisory Agreement for a one year term expiring on June 5, 2020.

*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2018 Form 10-K and our periodic reports filed with the SEC.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of March 31, 2019, were comprised of:
Apartment

•	The Edge at Lafayette,

•	Townlake of Coppell,

•	AQ Rittenhouse,

•	Lane Parke Apartments,

•	Dylan Point Loma,

•	The Penfield,

•	180 North Jefferson,

•	Jory Trail at the Grove,

•	The Reserve at Johns Creek, and

•	The Villas at Legacy (acquired in 2018).
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center,

•	Charlotte Distribution Center,

•	DFW Distribution Center,

•	O'Hare Industrial Portfolio,

•	Tampa Distribution Center,

•	Aurora Distribution Center,

•	Valencia Industrial Portfolio,

•	Pinole Point Distribution Center,

•	Mason Mill Distribution Center, and

•	Fremont Distribution Center (acquired 2019).
Office

•	Monument IV at Worldgate,

•	140 Park Avenue, and

•	San Juan Medical Center.
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons,

•	Whitestone Market,

•	Maui Mall,

•	Silverstone Marketplace,

•	Kierland Village Center,

•	Timberland Town Center, and

•	Montecito Marketplace.
Other

•	South Beach Parking Garage.
Sold Properties

•	Station Nine Apartments (sold in 2018), and

•	111 Sutter Street (sold in 2019).

Discussions surrounding our Unconsolidated Properties refer to the following properties as of March 31, 2019:

Property	Property Type
Chicago Parking Garage	Parking
NYC Retail Portfolio	Retail
Pioneer Tower	Office
The Tremont	Apartment
The Huntington	Apartment
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
Estimated Percent of Fair Value as of March 31, 2019:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2019 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of March 31, 2019.

Properties
Properties owned at March 31, 2019 are as follows:

					Percentage Leased as of March 31, 2019
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	100%	207,000	74%
Townlake of Coppell (2)	Coppell, TX	May 22, 2015	90	351,000	97
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	99
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	95
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	97
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	98
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	98
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	98
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	97
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	95
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	—
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100%
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue South	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue South	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue South	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center	Grand Prairie, TX	January 22, 2014	100	277,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	82
24823 Anza Drive	Santa Clarita, CA	June 29, 2016	100	31,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100

					Percentage Leased as of March 31, 2019
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Retail Segment:
The District at Howell Mill (2)	Atlanta, GA	June 15, 2007	88%	306,000	97%
Grand Lakes Marketplace (2)	Katy, TX	September 17, 2013	90	131,000	98
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	96
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	96
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	97
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	88
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	97
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	99
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	99
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	99
Other Segment:
South Beach Parking Garage (3)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (4)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (5)	NY/NJ	December 8, 2015	14	2,230,000	93%
Pioneer Tower (6)	Portland, OR	June 28, 2016	100	296,000	86
The Tremont (2)	Burlington, MA	July 19, 2018	75	175,000	98
The Huntington (2)	Burlington, MA	July 19, 2018	75	115,000	97
________

(1)	On December 27, 2018, we acquired our joint venture partner's 22% interest in the property.

(2)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(3)	The parking garage contains 343 stalls. This property is owned leasehold.

(4)	We own a condominium interest in the building that contains a 366 stall parking garage.

(5)	We own an approximate 14% interest in a portfolio of 10 urban infill retail properties located in the greater New York City area.

(6)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of March 31, 2019:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	10	2,481,000	23%	95%	$21.49
Industrial	30	6,180,000	57	93	5.51
Office	3	370,000	3	100	33.17
Retail	11	1,675,000	16	96	20.57
Other	1	130,000	1	N/A	N/A
Total	55	10,836,000	100%	94%	$12.65

________

(1)	Amount calculated as in-place minimum base rent for all occupied space at March 31, 2019 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of March 31, 2019, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $12.55 for our consolidated properties.
Recent Events and Outlook
General Company and Market Commentary
On July 6, 2018, the SEC declared our Second Extended Public Offering effective registering up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day to day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. The Dealer Manager has agreed to distribute shares of our common stock in our Second Extended Public Offering. We intend to primarily use the net proceeds from the offering, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
On March 3, 2015, we commenced a private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our private offering will be used for the same corporate purposes as the proceeds from the First Extended Public Offering.
Over the past six years we have acquired 70 properties (all of these consistent with our investment strategy), sold 31 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of March 31, 2019, we raised gross proceeds of over $1,722,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $2,155,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $475,000 and repurchase shares of our common stock for approximately $422,000.
Property Acquisitions
On March 29, 2019, we acquired Fremont Distribution Center, consisting of two industrial manufacturing buildings located in Fremont, California, for approximately $47,000. The acquisition was funded with cash on hand.

Property Dispositions
On February 7, 2019, we sold 111 Sutter Street for approximately $227,000 less closing costs. We recorded a gain on the sale of the properties in the amount of $107,108. The sale generated a large long-term taxable gain that will impact the characterization of our dividends paid for 2019.
Stock Repurchases
For the three months ended March 31, 2019, we repurchased $31,402 of shares of our common stock through the share repurchase plan.
Financing
We repaid mortgage notes payable related to 111 Sutter Street and Grand Prairie Distribution Center in the amounts of $52,297 and $8,600, respectively.
Subsequent Events
On May 7, 2019, our board of directors approved a gross dividend for the second quarter of 2019 of $0.135 per share to stockholders of record as of June 27, 2019. The dividend will be paid on or around August 1, 2019. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
On May 7, 2019, we renewed our Advisory Agreement for one year expiring on June 5, 2020.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 35% as of March 31, 2019.
2019 Key Initiatives
During 2019, we intend to use capital raised from our public and private offerings to make new acquisitions that will further our investment objectives and keep with our investment strategy. Likely acquisition candidates may include well-located, well-leased industrial properties, medical office properties, grocery-anchored retail properties and apartment properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our Revolving Line of Credit to allow us to efficiently manage our cash flows.

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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the three months ended March 31, 2019 and 2018 are referred to as our comparable properties.
Results of Operations for the Three Months Ended March 31, 2019 and 2018
Revenues
The following chart sets forth revenues by reportable segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Revenues:
Rental revenue
Apartment	$11,295	$11,127	$168	1.5%
Industrial	9,798	10,216	(418)	(4.1)
Office	3,418	3,604	(186)	(5.2)
Retail	11,305	11,703	(398)	(3.4)
Other	94	76	18	23.7
Comparable properties total	$35,910	$36,726	$(816)	(2.2)%
Recent acquisitions and sold properties	2,951	3,913	(962)	(24.6)
Total rental revenue	$38,861	$40,639	$(1,778)	(4.4)%

Other revenue
Apartment	$711	$652	$59	9.0%
Industrial	351	1	350	N/A
Office	4	3	1	33.3
Retail	505	49	456	930.6
Other	649	605	44	7.3
Comparable properties total	$2,220	$1,310	$910	69.5%
Recent acquisitions and sold properties	48	91	(43)	(47.3)
Total other revenue	$2,268	$1,401	$867	61.9%
Total revenues	$41,129	$42,040	$(911)	(2.2)%

Rental revenues at comparable properties decreased by $816 for the three months ended March 31, 2019 as compared to the same period in 2018. The decrease is primarily related to recovery revenue and expenses no longer being reflected in our operations for tenants that contract and pay expenses directly as of the result of new accounting guidance adopted on January 1, 2019, which applies to current and future periods. Recovery revenue related to real estate taxes had the largest impact with decreases reflecting $290 within the industrial segment, $136 within the office segment and $124 within the retail segment. Offsetting this impact were increases in rental revenue of $168 at our apartment properties due to higher occupancy and slightly higher rates.
Other revenues relate mainly to parking and nonrecurring revenue such as termination fees. Other revenue at comparable properties increased by $910 for the three months ended March 31, 2019 as compared to the same period in 2018. The increase is primarily related to termination fees received at Pinole Point Distribution Center in the amount of $350, Skokie Commons of $282 and Silverstone Marketplace of $105 during the three months ended March 31, 2019 which did not occur during the same period of 2018. A new lease was signed in conjunction with the lease termination at Pinole Point Distribution Center and the property remains 100% leased.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$2,098	$2,021	$77	3.8%
Industrial	1,687	1,983	(296)	(14.9)
Office	323	466	(143)	(30.7)
Retail	1,388	1,530	(142)	(9.3)
Other	127	113	14	12.4
Comparable properties total	$5,623	$6,113	$(490)	(8.0)%
Recent acquisitions and sold properties	392	365	27	7.4
Total real estate taxes	$6,015	$6,478	$(463)	(7.1)%

Property operating expenses
Apartment	$3,189	$3,072	$117	3.8%
Industrial	778	646	132	20.4
Office	487	483	4	0.8
Retail	1,647	1,664	(17)	(1.0)
Other	171	209	(38)	(18.2)
Comparable properties total	$6,272	$6,074	$198	3.3%
Recent acquisitions and sold properties	974	1,066	(92)	(8.6)
Total property operating expenses	$7,246	$7,140	$106	1.5%
Total operating expenses	$13,261	$13,618	$(357)	(2.6)%
Real estate taxes at comparable properties decreased by $490 for the three months ended March 31, 2019 as compared to the same period in 2018. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases. The decrease is primarily related to expenses no longer being reflected in our operations for tenants that pay real estate taxes directly as a result of the new lease accounting guidance adopted on January 1, 2019, which applies to current and future periods.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $198 for the three months ended March 31, 2019 as compared to the same period in 2018. The industrial segment increase was primarily related to an increase in repair and maintenance work totaling $80 during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Within our apartment segment, $65 of the increase is related to turnover costs and repairs at Dylan Point Loma and $40 was primarily related to repairs and higher utilities at Jory Trail at the Grove during the three months ended March 31, 2019 as compared to 2018.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Property general and administrative	$296	$390	$(94)	(24.1)%
Advisor fees	5,233	4,822	411	8.5
Company level expenses	702	723	(21)	(2.9)
Depreciation and amortization	14,575	14,847	(272)	(1.8)
Interest expense	9,632	5,729	3,903	68.1
Income from unconsolidated affiliates and fund investments	(2,197)	(1,115)	(1,082)	97.0
Gain on disposition of property and extinguishment of debt, net	(107,108)	(29,665)	(77,443)	261.1
Total expenses	$(78,867)	$(4,269)	$(74,598)	1,747.4%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the three months ended March 31, 2019 as compared to the same period in 2018 due to a decrease in state taxes related to sold properties.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $411 for the three months ended March 31, 2019 as compared to the same period of 2018 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. The decrease of $21 in company level expenses for the three months ended March 31, 2019 is primarily related to timing of professional service fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $272 in depreciation and amortization expense for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily related to the sale of 111 Sutter Street.
Interest expense increased by $3,903 for the three months ended March 31, 2019 as compared to the same period in 2018 primarily as a result of a $2,027 decrease in the fair value of our interest rate swaps and cap during the three months ended March 31, 2019 as compared to a $2,485 increase in fair value during the same period of 2018.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended March 31, 2019, we recorded a $1,320 increase in the fair value of our investment in the NYC Retail Portfolio as compared to an $893 increase during the same period of 2018.
Gain on disposition of property and extinguishment of debt of $107,108 is related to the disposition of 111 Sutter Street during the three months ended March 31, 2019 whereas the gain during the three months ended March 31, 2018 relates to the sale of Station Nine Apartments.

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
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to Jones Lang LaSalle Income Property Trust, Inc to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$106,736	$32,644
Real estate depreciation and amortization (1)	16,844	16,455
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(108,428)	(30,557)
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$15,152	$18,542
Weighted average shares outstanding, basic and diluted	139,744,220	133,231,349
NAREIT FFO per share, basic and diluted	$0.11	$0.14
________

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$15,152	$18,542
Straight-line rental income (1)	(523)	(639)
Amortization of above- and below-market leases (1)	(666)	(850)
Amortization of net discount on assumed debt (1)	66	(35)
Loss (gain) on derivative instruments and extinguishment or modification of debt (1)	2,190	(2,537)
Adjustment for investment accounted for under the fair value option (2)	256	1,060
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$16,475	$15,541
Weighted average shares outstanding, basic and diluted	139,744,220	133,231,349
AFFO per share, basic and diluted	$0.12	$0.12
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.
NAV as of March 31, 2019
The following table provides a breakdown of the major components of our NAV as of March 31, 2019:

	March 31, 2019
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,287,351	$714,074	$193,869	$198,479	$95,952	$2,489,725
Debt	(439,001)	(243,507)	(66,111)	(67,683)	(32,721)	(849,023)
Other assets and liabilities, net	37,843	20,991	5,698	5,834	2,821	73,187
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$886,193	$491,558	$133,456	$136,630	$66,052	$1,713,889
Number of outstanding shares	73,138,318	40,505,870	10,989,003	11,253,166	5,448,111
NAV per share	$12.12	$12.14	$12.14	$12.14	$12.12
________

(1)	The value of our real estate investments was greater than the historical cost by 6.0% as of March 31, 2019.
The following table provides a breakdown of the major components of our NAV as of December 31, 2018:

	December 31, 2018
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,364,829	$765,577	$212,971	$187,080	$120,287	$2,650,744
Debt	(517,004)	(290,004)	(80,674)	(70,867)	(45,565)	(1,004,114)
Other assets and liabilities, net	13,805	7,743	2,154	1,892	1,216	26,810
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$861,630	$483,316	$134,451	$118,105	$75,938	$1,673,440
Number of outstanding shares	71,187,722	39,869,130	11,083,034	9,738,086	6,270,479
NAV per share	$12.10	$12.12	$12.13	$12.13	$12.11
________

(1)	The value of our real estate investments was greater than the historical cost by 10.0% as of December 31, 2018.

The increase in NAV per share from December 31, 2018 to March 31, 2019, was related to a net increase of 0.34% in the value of our portfolio. Property operations for the three months ended March 31, 2019 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2019:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.31%	5.65%	5.58%	5.59%	6.25%	5.53%
Discount rate/internal rate of return (IRR)	6.50	6.27	6.25	6.30	7.89	6.37
Annual market rent growth rate	2.99	3.01	2.89	3.02	3.30	3.00
Holding period (years)	10.00	10.00	10.00	10.00	22.26	10.19
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
________

(1)
Other includes Chicago and South Beach parking garages. South Beach Parking Garage is subject to a ground lease, the appraisal incorporates discounted cash flows over its remaining lease term and therefore does not utilize an exit capitalization rate.

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		March 31, 2019	December 31, 2018
Discount Rate - weighted average	0.25% increase	(2.0)%	(1.9)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.8)	(2.7)
Annual market rent growth rate - weighted average	0.25% decrease	(1.5)	(1.4)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $6,004 and $18,731 lower than the carrying values at March 31, 2019 and December 31, 2018, respectively. The NAV per share would have increased by $0.04 and $0.14 per share at March 31, 2019 and December 31, 2018, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and will be recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of March 31, 2019 and December 31, 2018 were $72,826 and $70,451, respectively.

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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Line of Credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change
Net cash provided by operating activities	$11,849	$13,509	$(1,660)
Net cash provided by investing activities	164,092	67,670	96,422
Net cash used in financing activities	(118,071)	(36,600)	(81,471)
Cash provided by operating activities decreased by $1,660 for the three months ended March 31, 2019 as compared to the same period in 2018. The decrease in cash from operating activities is primarily due the sale of 111 Sutter Street occurring during the quarter and a decrease in the operating cash distributions compared to the income generated from the unconsolidated real estate affiliates and fund investment.
Cash provided by investing activities increased by $96,422 for the three months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily related to cash received from the sale of 111 Sutter Street offsetting the cash used to purchase new properties during the three months ended March 31, 2019 as compared to the same period in 2018.
Cash used in financing activities increased by $81,471 for the three months ended March 31, 2019 as compared to the same period in 2018. The change is primarily related to an increase in net paydowns from the extinguishment of the 111 Sutter Street mortgage note payable and payments on the credit facility of $131,145 during the three months ended March 31, 2019 as compared to the same period in 2018. Offsetting this was an increase in cash received from net stock subscriptions of $58,813.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at March 31, 2019 and December 31, 2018:

	Consolidated Debt
	March 31, 2019		December 31, 2018
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$727,097	3.62%	$789,099	3.67%
Variable	—	—	90,000	3.85
Total	$727,097	3.62%	$879,099	3.69%
Covenants
At March 31, 2019, we were in compliance with all debt covenants.
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
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put their interest to us at a market determined value for a period of 90 days beginning in 2019. As of March 31, 2019, the joint venture partner has not executed this option.
Off Balance Sheet Arrangements
At March 31, 2019, we had approximately $110 in an outstanding letter of credit which is not reflected on our balance sheet. We have no other off balance sheet arrangements.

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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of March 31, 2019, we had consolidated debt of $727,097. Including the $8,074 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $719,023 at March 31, 2019. We also entered into interest rate swap agreements on $212,800 of debt which cap the LIBOR rate at between 1.0% and 2.6%.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2019, the fair value of our mortgage notes payable was estimated to be $2,791 lower than the carrying value of $727,097. If treasury rates were 0.25% higher at March 31, 2019, the fair value of our mortgage notes payable would have been $11,649 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The most significant risk factors applicable to the Company are described in Item 1A to our 2018 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

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
During the three months ended March 31, 2019, we repurchased 2,583,618 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2019	911,224	$12.13	911,224	—
February 1 - February 28, 2019	1,163,005	12.16	1,163,005	—
March 1 - March 31, 2019	509,389	12.18	509,389	—
Total	2,583,618	$12.15	2,583,618	—
________
(1)     Redemptions are limited as described above.
Unregistered Sales of Equity Securities
On January 18, 2019, we received $50 from the sale and issuance of 4,115 Class M-I shares, at a NAV per share of $12.15, to our directors, our officers or our advisor's senior management in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act.
On March 27, 2019, we received $100 from the sale and issuance of 8,177 Class M-I shares, at a NAV per share of $12.23, to our directors, our officers or our advisor's senior management in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act.
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended March 31, 2019.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 8, 2019	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 8, 2019	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer