Form 10-Q
period 2019-06-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2019-08-09
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on August 9, 2019 were 81,220,018 shares of Class A Common Stock, 41,332,876 shares of Class M Common Stock, 11,000,909 of Class A-I Common Stock, 16,383,786 of Class M-I Common Stock and 5,448,111 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $23,659 and $23,659, respectively)	$402,462	$355,820
Buildings and equipment (including from VIEs of $135,072 and $133,639, respectively)	1,532,125	1,441,765
Less accumulated depreciation (including from VIEs of $(23,662) and $(21,886), respectively)	(153,855)	(135,480)
Net property and equipment	1,780,732	1,662,105
Investment in unconsolidated real estate affiliates	161,933	163,314
Real estate fund investment	92,555	92,414
Investments in real estate and other assets held for sale	—	112,586
Net investments in real estate	2,035,220	2,030,419
Cash and cash equivalents (including from VIEs of $3,436 and $4,185, respectively)	64,055	37,109
Restricted cash (including from VIEs of $95 and $88, respectively)	25,076	7,831
Tenant accounts receivable, net (including from VIEs of $2,113 and $1,621, respectively)	5,286	4,159
Deferred expenses, net (including from VIEs of $397 and $460, respectively)	8,675	7,584
Acquired intangible assets, net (including from VIEs of $5,059 and $5,652, respectively)	88,662	84,468
Deferred rent receivable, net (including from VIEs of $1,078 and $1,079, respectively)	18,302	16,972
Prepaid expenses and other assets (including from VIEs of $121 and $66, respectively)	13,112	8,052
TOTAL ASSETS	$2,258,388	$2,196,594
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $81,749 and $81,954, respectively)	$718,460	$818,095
Liabilities held for sale	—	56,263
Accounts payable and other liabilities (including from VIEs of $1,979 and $1,379, respectively)	40,657	19,495
Accrued offering costs	81,875	72,468
Distributions payable	17,897	15,840
Accrued interest (including from VIEs of $297 and $299, respectively)	1,753	2,191
Accrued real estate taxes (including from VIEs of $1,573 and $1,793, respectively)	6,425	6,065
Advisor fees payable	1,868	2,861
Acquired intangible liabilities, net	16,561	16,024
TOTAL LIABILITIES	885,496	1,009,302
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 77,599,026 and 71,187,722 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	776	712
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 40,802,011 and 39,869,130 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	408	399
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 10,954,810 and 11,083,034 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	110	111
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 14,330,616 and 9,738,086 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	143	97
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 5,448,111 and 6,270,479 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	54	63
Additional paid-in capital (net of offering costs of $163,188 and $145,075 as of June 30, 2019 and December 31, 2018, respectively)	1,685,234	1,568,474
Distributions to stockholders	(353,679)	(318,780)
Retained earnings (accumulated deficit)	33,123	(70,650)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,366,169	1,180,426
Noncontrolling interests	6,723	6,866
Total equity	1,372,892	1,187,292
TOTAL LIABILITIES AND EQUITY	$2,258,388	$2,196,594
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues:
Rental revenue	$39,411	$40,726	$78,272	$81,365
Other revenue	1,464	1,429	3,733	2,830
Total revenues	40,875	42,155	82,005	84,195
Operating expenses:
Real estate taxes	5,822	6,181	11,836	12,647
Property operating expenses	7,180	7,273	14,426	14,413
Property general and administrative	438	227	734	629
Advisor fees	5,540	4,950	10,774	9,772
Company level expenses	717	789	1,419	1,512
Depreciation and amortization	15,218	15,041	29,793	29,888
Total operating expenses	34,915	34,461	68,982	68,861
Other income and (expenses):
Interest expense	(10,550)	(7,326)	(20,182)	(13,055)
Income from unconsolidated real estate affiliates and fund investments	1,640	2,790	3,836	3,905
Gain on disposition of property and extinguishment of debt, net	—	—	107,108	29,665
Total other income and (expenses)	(8,910)	(4,536)	90,762	20,515
Net (loss) income	(2,950)	3,158	103,785	35,849
Less: Net income attributable to the noncontrolling interests	(13)	(52)	(12)	(99)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(2,963)	$3,106	$103,773	$35,750
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.02)	0.02	0.73	0.27
Class M	(0.02)	0.02	0.73	0.27
Class A-I	(0.02)	0.02	0.73	0.27
Class M-I	(0.02)	0.02	0.73	0.27
Class D	(0.02)	0.02	0.73	0.27
Weighted average common stock outstanding-basic and diluted	146,009,775	134,233,903	142,894,306	133,735,396

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, April 1, 2018	133,539,001	$1,335	$1,522,790	$(271,796)	$(63,573)	$7,761	$1,196,517
Issuance of common stock	2,412,470	24	28,586	—	—	—	28,610
Repurchase of shares	(1,266,689)	(13)	(14,951)	—	—	—	(14,964)
Offering costs	—	—	(2,662)	—	—	—	(2,662)
Net income	—	—	—	—	3,106	52	3,158
Cash distributed to noncontrolling interests	—	—	—	—	—	(151)	(151)
Distributions declared per share ($0.13)	—	—	—	(15,482)	—	—	(15,482)
Balance, June 30, 2018	134,684,782	$1,346	$1,533,763	$(287,278)	$(60,467)	$7,662	$1,195,026

Balance, January 1, 2018	133,307,105	$1,333	$1,522,123	$(256,811)	$(96,217)	$7,829	$1,178,257
Issuance of common stock	4,583,975	45	54,096	—	—	—	54,141
Repurchase of shares	(3,209,717)	(32)	(37,710)	—	—	—	(37,742)
Offering costs	—	—	(4,786)	—	—	—	(4,786)
Stock based compensation	3,419	—	40	—	—	—	40
Net income	—	—	—	—	35,750	99	35,849
Cash distributed to noncontrolling interests	—	—	—	—	—	(266)	(266)
Distributions declared per share ($0.26)	—	—	—	(30,467)	—	—	(30,467)
Balance, June 30, 2018	134,684,782	$1,346	$1,533,763	$(287,278)	$(60,467)	$7,662	$1,195,026

Balance, April 1, 2019	141,334,468	$1,413	$1,601,084	$(335,770)	$36,086	$6,769	$1,309,582
Issuance of common stock	9,256,346	93	113,451	—	—	—	113,544
Repurchase of shares	(1,455,832)	(15)	(17,734)	—	—	—	(17,749)
Conversion of shares	(408)	—	—	—	—	—	—
Offering costs	—	—	(11,567)	—	—	—	(11,567)
Net loss	—	—	—	—	(2,963)	13	(2,950)
Cash distributed to noncontrolling interests	—	—	—	—	—	(59)	(59)
Distributions declared per share ($0.135)	—	—	—	(17,909)	—	—	(17,909)
Balance, June 30, 2019	149,134,574	$1,491	$1,685,234	$(353,679)	$33,123	$6,723	$1,372,892

Balance, December 31, 2018	138,148,451	$1,382	$1,568,474	$(318,780)	$(70,650)	$6,866	$1,187,292
Issuance of common stock	15,018,568	150	183,943	—	—	—	184,093
Repurchase of shares	(4,039,450)	(41)	(49,110)	—	—	—	(49,151)
Conversion of shares	(408)	—	—	—	—	—	—
Offering costs	—	—	(18,113)	—	—	—	(18,113)
Stock based compensation	7,413	—	40	—	—	—	40
Net income	—	—	—	—	103,773	12	103,785
Cash distributed to noncontrolling interests	—	—	—	—	—	(155)	(155)
Distributions declared per share ($0.27)	—	—	—	(34,899)	—	—	(34,899)
Balance, June 30, 2019	149,134,574	$1,491	$1,685,234	$(353,679)	$33,123	$6,723	$1,372,892

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,785	$35,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,715	29,309
Gain on disposition of property	(107,108)	(29,665)
Straight line rent	(1,339)	(1,411)
Income from unconsolidated real estate affiliates and fund investment	(3,836)	(3,905)
Distributions from unconsolidated real estate affiliates and fund investment	2,875	2,797
Net changes in assets, liabilities and other	3,570	(2,612)
Net cash provided by operating activities	27,662	30,362
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(142,618)	(57,458)
Proceeds from sale of real estate investments and fixed assets	216,010	74,478
Capital improvements and lease commissions	(9,803)	(9,822)
Investment in unconsolidated real estate affiliates	(13)	—
Deposits for investments under contract	(5,100)	—
Distributions from unconsolidated real estate affiliates	2,214	3,482
Net cash provided by investing activities	60,690	10,680
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	178,536	34,843
Repurchase of shares	(49,150)	(37,774)
Offering costs	(8,706)	(7,161)
Distributions to stockholders	(11,093)	(10,076)
Distributions paid to noncontrolling interests	(155)	(266)
Deposits for loan commitments	(945)	(50)
Payment on credit facility	(90,000)	(65,000)
Proceeds from mortgage notes and other debt payable	—	45,000
Debt issuance costs	6	(283)
Principal payments on mortgage notes and other debt payable	(62,983)	(1,791)
Net cash used in financing activities	(44,490)	(42,558)
Net increase in cash, cash equivalents and restricted cash	43,862	(1,516)
Cash, cash equivalents and restricted cash at the beginning of the period	45,269	42,432
Cash, cash equivalents and restricted cash at the end of the period	$89,131	$40,916

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted per Consolidated Statements of Cash Flows
Cash and cash equivalents	$64,055	$37,320
Restricted cash	25,076	3,596
Cash, cash equivalents and restricted cash at the end of the period	$89,131	$40,916

Supplemental disclosure of cash flow information:
Interest paid	$14,684	$16,415
Non-cash activities:
Write-offs of receivables	$(25)	$5
Write-offs of retired assets and liabilities	7,882	2,239
Change in liability for capital expenditures	855	5,074
Net liabilities transferred at sale of real estate investment	2,100	659
Net liabilities assumed at acquisition	302	511
Change in issuance of common stock receivable and redemption of common stock payable	(230)	159
Change in accrued offering costs	9,407	(2,376)
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of June 30, 2019, we owned interests in a total of 70 properties, located in 20 states.
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
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public Offering term to the extent permissible under applicable law. As of June 30, 2019, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $265,714.
On March 3, 2015, we commenced a private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of June 30, 2019, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Follow-on Private Offering of $68,591.
As of June 30, 2019, 77,599,026 shares of Class A common stock, 40,802,011 shares of Class M common stock, 10,954,810 shares of Class A-I common stock, 14,330,616 shares of Class M-I common stock, and 5,448,111 shares of Class D common stock were outstanding and held by a total of 15,115 stockholders.

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
LaSalle is a wholly-owned, but operationally independent subsidiary of our sponsor, Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed professional services firm that specializes in real estate and investment management. Affiliates of our Sponsor invested an aggregate of $50,200 (with a current value of $62,793) through purchases of shares of our common stock.
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

Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of June 30, 2019, our VIEs include The District at Howell Mill, Grand Lakes Marketplace and Townlake of Coppell due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of June 30, 2019, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At June 30, 2019, our restricted cash balance on our Consolidated Balance Sheet was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.

Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at June 30, 2019 and December 31, 2018 was $4,244 and $5,305, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $62,184 and $58,433 at June 30, 2019 and December 31, 2018, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $9,735 and $10,280 at June 30, 2019 and December 31, 2018, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the net asset value of the limited partnership as determined from the financial statements of the real estate fund. During the six months ended June 30, 2019 and 2018, we recorded an increase in fair value classified within the Level 3 category of $1,035 and $2,370, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on the Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $12,369 higher and $14,422 lower than the aggregate carrying amounts at June 30, 2019 and December 31, 2018, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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

As of June 30, 2019, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	6	$212,800
The fair value of our interest rate caps and swaps represent liabilities of $1,990 and assets of $3,921 at June 30, 2019 and December 31, 2018, respectively.
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
The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of June 30, 2019, we have a ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,202 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,231.
Reclassification
Upon adoption of ASU 842, we reclassified amounts previously recorded as recovery revenue and amounts determined to be uncollectable, previously recorded as provision for doubtful accounts, to rental revenue to conform with the current year presentation. The following table summarizes the reclassifications being made on our Consolidated Statement of Operations for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Previously Reported	Reclassification	Newly Reported
Rental Revenue	$34,014	$6,712	$40,726
Other Revenue	8,213	(6,784)	1,429
Provision for Doubtful Accounts	(72)	72	—

	Six Months Ended June 30, 2018
	Previously Reported	Reclassification	Newly Reported
Rental Revenue	$68,037	$13,328	$81,365
Other Revenue	16,272	(13,442)	2,830
Provision for Doubtful Accounts	(114)	114	—
NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
Acquisition
On March 29, 2019, we acquired Fremont Distribution Center, a 237,000 square foot, two building industrial property located in Fremont, California, for approximately $47,000. The acquisition was funded with cash on hand.
On May 13, 2019, we acquired Stonemeadow Farms, a 280-unit apartment property located in Bothell, Washington, for approximately $81,800. The acquisition was funded with cash on hand.
On May 31, 2019, we acquired 3324 West Trinity Boulevard, a 145,000 square foot industrial distribution center located in Grand Prairie, Texas, for approximately $16,150. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2019 acquisitions in accordance with authoritative guidance as follows:

2019 Acquisitions
Land	$46,642
Building and equipment	83,800
In-place lease intangible (acquired intangible assets)	14,349
Below-market lease intangible (acquired intangible liabilities)	(1,870)
$142,921
Amortization period for intangible assets and liabilities	6 - 98 months
Disposition
On February 7, 2019, we sold 111 Sutter Street for approximately $227,000 less closing costs. In connection with the disposition, the mortgage loan associated with the property of approximately $52,297 was retired. We recorded a gain on the sale of property in the amount of $107,108.
NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
In addition to investments in consolidated properties we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The following represent our unconsolidated real estate affiliates as of June 30, 2019 and December 31, 2018.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	June 30, 2019	December 31, 2018
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$17,345	$17,260
Pioneer Tower	Office	Portland, OR	June 28, 2016	110,180	111,091
The Tremont	Apartment	Burlington, MA	July 19, 2018	21,723	21,881
The Huntington	Apartment	Burlington, MA	July 19, 2018	12,685	13,082
Total				$161,933	$163,314

Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Total revenues	$4,586	$3,175	$9,417	$6,188
Total operating expenses	3,916	2,754	7,909	5,545
Operating income	$670	$421	$1,508	$643
Interest expense	535	—	1,074	—
Net income	$135	$421	$434	$643
Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of June 30, 2019, the NYC Retail Portfolio owned 9 retail properties totaling approximately 2,012,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, Staten Island and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of June 30, 2019 and December 31, 2018, the carrying amount of our investment in the NYC Retail Portfolio was $92,555 and $92,414, respectively. During the three and six months ended June 30, 2019, we recorded an increase in fair value of our investment in the NYC Retail Portfolio of $1,035 and $2,355, respectively. During the three and six months ended June 30, 2019, we received distributions of income totaling $470 and$1,047, respectively. This cash distribution of income increased income from unconsolidated real estate affiliates and fund investments. During the three and six months ended June 30, 2019, we received a return of capital distribution of $2,214. On January 7, 2019, two retail properties in the NYC Retail Portfolio with a combined 148,000 square feet were sold and the mortgage loans were extinguished. On June 28, 2019, a 218,000 square foot property within the NYC Retail Portfolio was relinquished to the lender and its mortgage loan was extinguished. During the three and six months ended June 30, 2018, we recorded increases in fair value of our investment in the NYC Retail Portfolio of $2,370 and $3,263, respectively. During the three and six months ended June 30, 2018, we received a return of capital distribution of $3,482.

Summarized Statement of Operations—NYC Retail Portfolio Investment—Fair Value Option Investment

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Total revenue	$1,725	$11	$4,270	$1,833

Net investment income	1,340	(345)	3,467	1,166
Net change in unrealized gain on investment in real estate venture	3,727	8,660	8,498	11,619
Net income	$5,067	$8,315	$11,965	$12,785
NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			June 30, 2019	December 31, 2018
Mortgage notes payable	April 2020 - March 2054	3.00% - 5.30%	$626,121	$636,649
Credit facility
Revolving line of credit	May 25, 2021	3.85%	—	90,000
Term loans	May 25, 2023	3.10%	100,000	100,000
TOTAL			$726,121	$826,649
Net debt discount on assumed debt and debt issuance costs			(7,661)	(8,554)
Mortgage notes and other debt payable, net			$718,460	$818,095

111 Sutter Street (1)			$—	$52,450
Mortgage notes and other debt payable of held for sale property			$—	$52,450
(1) The loan associated with this property was designated as held for sale as of December 31, 2018. The property associated with this loan was sold on February 7, 2019 and the loan was repaid.

Aggregate future principal payments of mortgage notes and other debt payable as of June 30, 2019 are as follows:

Year	Amount
2019	$2,251
2020	75,094
2021	28,270
2022	6,241
2023	228,251
Thereafter	386,014
Total	$726,121

Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan. On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year term loan maturing on May 26, 2022. We collectively refer to the two term loans as the "Term Loan". On December 12, 2018, we expanded and extended our Credit Facility to provide for a borrowing capacity of $400,000, by increasing our Revolving Line of Credit to $300,000 with a new maturity date of May 25, 2021. We also extended our Term Loans by one year with new maturity dates of May 25, 2023. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 25, 2021 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of June 30, 2019, we believe no material adverse effects had occurred.
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
At June 30, 2019, we had no outstanding borrowings under the Revolving Line of Credit and $100,000 outstanding under the Term Loans at LIBOR + 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at June 30, 2019).
Covenants
At June 30, 2019, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at June 30, 2019 and December 31, 2018 was $5,205 and $4,537, respectively.

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

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the six months ended June 30, 2019 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2018	71,187,722	39,869,130	11,083,034	9,738,086	6,270,479
Issuance of common stock	7,891,955	2,840,613	215,038	4,078,375	—
Repurchase of common stock	(1,455,688)	(1,402,849)	(343,262)	(15,283)	(822,368)
Share conversions	(24,963)	(504,883)	—	529,438	—
Balance, June 30, 2019	77,599,026	40,802,011	10,954,810	14,330,616	5,448,111
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the six months ended June 30, 2019 were as follows:

	Six Months Ended June 30, 2019
	# of shares	Amount
Class A Shares	7,891,955	$97,172
Class M Shares	2,840,613	34,598
Class A-I Shares	215,038	2,634
Class M-I Shares	4,078,375	49,729
Total		$184,133
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the six months ended June 30, 2019, we repurchased 4,039,450 shares of common stock in the amount of $49,151. During the six months ended June 30, 2018, we repurchased 3,209,717 shares of common stock in the amount of $37,742.

Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the six months ended June 30, 2019, we issued 1,788,966 shares of common stock for $21,749 under the distribution reinvestment plan. For the six months ended June 30, 2018, we issued 1,631,138 shares of common stock for $19,145 under the distribution reinvestment plan.
Earnings Per Share
We compute net income per share for Class A, Class M, Class A-I, Class M-I and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 8-Related Party Transactions), which may impact the net income of each class of common stock differently. In periods where no performance fee is recognized in our Consolidated Statements of Operations, the net income per share will be the same for each class of common stock.
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
The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended June 30, 2019
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$(1,541)	$(830)	$(223)	$(258)	$(111)
Weighted average number of common shares outstanding	75,939,032	40,917,782	10,965,684	12,739,166	5,448,111
Basic and diluted net income per share:	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

	Six Months Ended June 30, 2019
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$53,837	$29,420	$8,011	$8,437	$4,068
Weighted average number of common shares outstanding	74,134,317	40,504,120	11,033,318	11,619,962	5,602,589
Basic and diluted net income per share:	$0.73	$0.73	$0.73	$0.73	$0.73

	Three Months Ended June 30, 2018
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$1,610	$896	$252	$174	$174
Weighted average number of common shares outstanding	69,585,939	38,730,214	10,886,733	7,499,303	7,531,714
Basic and diluted net income per share:	$0.02	$0.02	$0.02	$0.02	$0.02

	Six Months ended June 30, 2018
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$18,586	$10,285	$2,910	$1,956	$2,013
Weighted average number of common shares outstanding	69,529,126	38,481,068	10,882,942	7,310,546	7,531,714
Basic and diluted net income per share:	$0.27	$0.27	$0.27	$0.27	$0.27

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Second Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Second Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Second Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Second Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of June 30, 2019 and December 31, 2018, LaSalle had paid $2,318 and $2,017, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.
NOTE 7—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at June 30, 2019 are as follows:

Year	Amount
2019	$61,334
2020	90,731
2021	72,200
2022	65,847
2023	58,796
Thereafter	232,855
Total	$581,763

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three and six months ended June 30, 2019, no individual tenant accounted for greater than 10% of minimum base rents.
NOTE 8—RELATED PARTY TRANSACTIONS
Pursuant to our Advisory Agreement with LaSalle, we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. On May 7, 2019, we renewed our Advisory Agreement for a one-year term expiring on June 5, 2020.
Fixed advisory fees for the three and six months ended June 30, 2019 were $5,540 and $10,774, respectively. The fixed advisory fees for the three and six months ended June 30, 2018 were $4,950 and $9,772, respectively. There were no performance fees for the six months ended June 30, 2019 and 2018. Included in Advisor fees payable at June 30, 2019 was $1,868 of fixed fee expense. Included in Advisor fees payable for the year ended December 31, 2018 was $1,786 of fixed fee expense and $1,075 of performance fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and six months ended June 30, 2019, JLL Americas was paid $422 and $814, respectively, for property management and leasing services. For the three and six months ended June 30, 2018 , JLL Americas was paid $244 and $459, respectively, for property management and leasing services.

We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and six months ended June 30, 2019, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,011 and $5,562, respectively. For the three and six months ended June 30, 2018, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,129 and $4,599, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs, at June 30, 2019 and December 31, 2018, were $79,557 and $70,451 of future dealer manager fees payable, respectively.
As of June 30, 2019 and December 31, 2018, we owed $2,318 and $2,017, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
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
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put their interest to us at a market determined value for a period of 90 days beginning in 2019. As of June 30, 2019, the joint venture partner has not executed this option.

NOTE 10—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three and six months ended June 30, 2019 and 2018.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of June 30, 2019	$680,404	$533,982	$138,250	$555,323	$22,170	$1,930,129
Assets as of December 31, 2018	604,553	474,622	255,101	560,802	21,549	1,916,627

Three Months Ended June 30, 2019

Capital expenditures by segment	$1,922	$1,179	$7	$2,345	$—	$5,453

Revenues:
Rental revenue	$13,486	$11,079	$3,500	$11,271	$75	$39,411
Other revenue	802	16	23	42	581	1,464
Total revenues	$14,288	$11,095	$3,523	$11,313	$656	$40,875
Operating expenses:
Real estate taxes	$2,409	$1,652	$385	$1,264	$112	$5,822
Property operating expenses	3,768	865	517	1,842	188	7,180
Total segment operating expenses	$6,177	$2,517	$902	$3,106	$300	$13,002

Reconciliation to net income
Property general and administrative						$438
Advisor fees						5,540
Company level expenses						717
Depreciation and amortization						15,218
Total operating expenses						$34,915
Other income and (expenses):
Interest expense						$(10,550)
Income from unconsolidated real estate affiliates and fund investment						1,640
Total other income and (expenses)						$(8,910)
Net loss						$(2,950)

Reconciliation to total consolidated assets as of June 30, 2019
Assets per reportable segments						$1,930,129
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						328,259
Total consolidated assets						$2,258,388

Reconciliation to total consolidated assets as of December 31, 2018
Assets per reportable segments						$1,916,627
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						279,967
Total consolidated assets						$2,196,594

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended June 30, 2018

Capital expenditures by segment	$1,107	$306	$141	$1,288	$21	$2,863

Revenues:
Rental revenue	$11,502	$9,668	$7,759	$11,721	$76	$40,726
Other revenue	680	1	73	119	556	1,429
Total revenues	$12,182	$9,669	$7,832	$11,840	$632	$42,155
Operating expenses:
Real estate taxes	$1,922	$1,906	$739	$1,424	$190	$6,181
Property operating expenses	3,237	$648	1,515	1,690	183	7,273
Total segment operating expenses	$5,159	$2,554	$2,254	$3,114	$373	$13,454

Reconciliation to net income
Property general and administrative						$227
Advisor fees						4,950
Company level expenses						789
Depreciation and amortization						15,041
Total operating expenses						$34,461
Other income and (expenses):
Interest expense						$(7,326)
Income from unconsolidated real estate affiliates and fund investment						2,790
Total other income and (expenses)						$(4,536)
Net income						$3,158

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2019

Capital expenditures by segment	$2,920	$1,963	$7	$4,374	$16	$9,280

Revenues:
Rental revenue	$26,084	$20,907	$8,537	$22,575	$169	$78,272
Other revenue	1,557	368	30	548	1,230	3,733
Total revenues	$27,641	$21,275	$8,567	$23,123	$1,399	$82,005
Operating expenses:
Real estate taxes	$4,779	$3,341	$825	$2,652	$239	$11,836
Property operating expenses	7,356	1,644	1,566	3,489	371	14,426
Total segment operating expenses	$12,135	$4,985	$2,391	$6,141	$610	$26,262

Reconciliation to net income
Property general and administrative						$734
Advisor fees						10,774
Company level expenses						1,419
Depreciation and amortization						29,793
Total operating expenses						$68,982
Other income and (expenses):
Interest expense						$(20,182)
Income from unconsolidated real estate affiliates and fund investments						3,836
Gain on disposition of property						107,108
Total other income and (expenses)						$90,762
Net income						$103,785

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2018

Capital expenditures by segment	$2,203	$465	$177	$1,856	$42	$4,743

Revenues:
Rental revenue	$23,205	$19,884	$14,701	$23,423	$152	$81,365
Other revenue	1,343	2	142	182	1,161	2,830
Total revenues	$24,548	$19,886	$14,843	$23,605	$1,313	$84,195
Operating expenses:
Real estate taxes	$4,017	$3,889	$1,485	$2,953	$303	$12,647
Property operating expenses	6,503	1,298	2,867	3,354	391	14,413
Total segment operating expenses	$10,520	$5,187	$4,352	$6,307	$694	$27,060

Reconciliation to net income
Property general and administrative						$629
Advisor fees						9,772
Company level expenses						1,512
Depreciation and amortization						29,888
Total operating expenses						$68,861
Other income and (expenses):
Interest expense						$(13,055)
Income from unconsolidated real estate affiliates and fund investments						3,905
Gain on disposition of property and extinguishment of debt						29,665
Total other income and (expenses)						$20,515
Net income						$35,849

NOTE 11—DISTRIBUTIONS PAYABLE
On May 7, 2019, our board of directors approved a gross dividend for the second quarter of 2019 of $0.135 per share to stockholders of record as of June 27, 2019. The dividend was paid on August 1, 2019. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.135 per share, less applicable class-specific fees, if any.
NOTE 12—SUBSEQUENT EVENTS
On July 3, 2019, we acquired Genesee Plaza, a 161,000 square foot medical office campus in San Diego, California for approximately $90,000. The acquisition was funded by the assumption of a six-year mortgage loan that bears interest at a fixed rate of 4.3% in the amount of $41,546 and cash on hand.
On July 22, 2019, we entered into a $45,000 mortgage payable on Stonemeadow Farms. The interest-only mortgage note bears an interest rate of 3.62% and matures on August 5, 2029.
On July 31, 2019, we acquired Summit at San Marcos, a 273-unit apartment property located in Chandler Arizona, for approximately $71,750. The acquisition was funded with a draw on our credit facility and cash on hand.
On August 8, 2019, our board of directors approved a gross dividend for the third quarter of 2019 of $0.135 per share to stockholders of record as of September 27, 2019. The dividend will be paid on or around November 1, 2019. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
On August 8, 2019, our board of directors approved a special dividend of $0.04 per share to stockholders of record as of September 27, 2019. The dividend will be paid on or around November 1, 2019. The special dividend will reduce the tax liability in several states from the capital gains on the sale of 111 Sutter Street.
*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2018 Annual Report on Form 10-K and our periodic reports filed with the SEC.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of June 30, 2019, were comprised of:
Apartment

•	The Edge at Lafayette,

•	Townlake of Coppell,

•	AQ Rittenhouse,

•	Lane Parke Apartments,

•	Dylan Point Loma,

•	The Penfield,

•	180 North Jefferson,

•	Jory Trail at the Grove,

•	The Reserve at Johns Creek,

•	Villas at Legacy (acquired in 2018), and

•	Stonemeadow Farms (acquired 2019).

Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center,

•	Charlotte Distribution Center,

•	DFW Distribution Center,

•	O'Hare Industrial Portfolio,

•	Tampa Distribution Center,

•	Aurora Distribution Center,

•	Valencia Industrial Portfolio,

•	Pinole Point Distribution Center,

•	Mason Mill Distribution Center,

•	Fremont Distribution Center (acquired 2019), and

•	3324 Trinity Boulevard (acquired 2019).
Office

•	Monument IV at Worldgate,

•	140 Park Avenue, and

•	San Juan Medical Center.
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons,

•	Whitestone Market,

•	Maui Mall,

•	Silverstone Marketplace,

•	Kierland Village Center,

•	Timberland Town Center, and

•	Montecito Marketplace.
Other

•	South Beach Parking Garage.
Sold Properties

•	Station Nine Apartments (sold in 2018), and

•	111 Sutter Street (sold in 2019).

Discussions surrounding our Unconsolidated Properties refer to the following properties as of June 30, 2019:

Property	Property Type
Chicago Parking Garage	Parking
NYC Retail Portfolio	Retail
Pioneer Tower	Office
The Tremont	Apartment
The Huntington	Apartment
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
Estimated Percent of Fair Value as of June 30, 2019:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2019 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of June 30, 2019.

Properties
Properties owned at June 30, 2019 are as follows:

					Percentage Leased as of June 30, 2019
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	100%	207,000	74%
Townlake of Coppell (2)	Coppell, TX	May 22, 2015	90	351,000	91
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	98
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	97
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	96
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	96
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	97
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	94
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	97
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	94
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	98
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue South	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue South	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue South	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	66
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	82
24823 Anza Drive	Santa Clarita, CA	June 29, 2016	100	31,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100

					Percentage Leased as of June 30, 2019
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	94
Retail Segment:
The District at Howell Mill (2)	Atlanta, GA	June 15, 2007	88%	306,000	96%
Grand Lakes Marketplace (2)	Katy, TX	September 17, 2013	90	131,000	98
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	96
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	96
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	98
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	89
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	97
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	99
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	99
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	98
Other Segment:
South Beach Parking Garage (3)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (4)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (5)	NY/NJ	December 8, 2015	14	2,012,000	92%
Pioneer Tower (6)	Portland, OR	June 28, 2016	100	296,000	82
The Tremont (2)	Burlington, MA	July 19, 2018	75	175,000	92
The Huntington (2)	Burlington, MA	July 19, 2018	75	115,000	92
________

(1)	On December 27, 2018, we acquired our joint venture partner's 22% interest in the property.

(2)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(3)	The parking garage contains 343 stalls. This property is owned leasehold.

(4)	We own a condominium interest in the building that contains a 366 stall parking garage.

(5)	We own an approximate 14% interest in a portfolio of 9 urban infill retail properties located in the greater New York City area.

(6)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of June 30, 2019:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	11	2,708,000	24%	94%	$22.03
Industrial	31	6,325,000	56	99	5.18
Office	3	370,000	4	99	33.43
Retail	11	1,675,000	15	96	20.63
Other	1	130,000	1	N/A	N/A
Total	57	11,208,000	100%	97%	$12.41

________

(1)	Amount calculated as in-place minimum base rent for all occupied space at June 30, 2019 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of June 30, 2019, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $11.56 for our consolidated properties.
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
Over the past six years we have acquired 72 properties (all of these consistent with our investment strategy), sold 32 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of June 30, 2019, we raised gross proceeds of over $1,835,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $2,253,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $475,000 and repurchase shares of our common stock for approximately $440,000.

Property Acquisitions
On March 29, 2019, we acquired Fremont Distribution Center, a 237,000 square foot, two-building industrial property located in Fremont, California, for approximately $47,000. The acquisition was funded with cash on hand.
On May 13, 2019, we acquired Stonemeadow Farms, a 280-unit apartment property located in Bothell, Washington, for approximately $81,800. The acquisition was funded with cash on hand.
On May 31, 2019, we acquired 3324 West Trinity Boulevard, a 145,000 square foot industrial distribution center located in Grand Prairie, Texas for approximately $16,150. The acquisition was funded with cash on hand.
Property Dispositions
On February 7, 2019, we sold 111 Sutter Street for approximately $227,000 less closing costs. We recorded a gain on the sale of the properties in the amount of $107,108. The sale generated a large long-term taxable gain that will impact the characterization of our dividends paid for 2019.
Stock Repurchases
For the six months ended June 30, 2019, we repurchased $49,150 of shares of our common stock through the share repurchase plan.
Financing
We repaid mortgage notes payable related to 111 Sutter Street and Grand Prairie Distribution Center in the amounts of $52,297 and $8,600, respectively.
Subsequent Events
On July 3, 2019, we acquired Genesee Plaza, a 161,000 square foot medical office campus in San Diego, California for approximately $90,000. The acquisition was funded by the assumption of a six-year mortgage loan that bears interest at a fixed rate of 4.30% in the amount of $41,546 and cash on hand.
On July 31, 2019, we acquired Summit at San Marcos, a 273-unit apartment property located in Chandler Arizona, for approximately $71,750. The acquisition was funded with a draw on our credit facility and cash on hand.
On August 8, 2019, our board of directors approved a gross dividend for the third quarter of 2019 of $0.135 per share to stockholders of record as of September 27, 2019. The dividend will be paid on or around November 1, 2019. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
On August 8, 2019, our board of directors approved a special dividend of $0.04 per share to stockholders of record as of September 27, 2019. The dividend will be paid on or around November 1, 2019. The special dividend will reduce the tax liability in several states from the capital gains on the sale of 111 Sutter Street.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 33% as of June 30, 2019.

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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the six months ended June 30, 2019 and 2018 are referred to as our comparable properties.
Results of Operations for the Three Months Ended June 30, 2019 and 2018
Revenues
The following chart sets forth revenues by reportable segment for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Revenues:
Rental revenue
Apartment	$11,457	$11,159	$298	2.7%
Industrial	10,062	9,668	394	4.1
Office	3,500	3,741	(241)	(6.4)
Retail	11,271	11,721	(450)	(3.8)
Other	75	76	(1)	(1.3)
Comparable properties total	$36,365	$36,365	$—	—%
Recent acquisitions and sold properties	3,046	4,361	(1,315)	(30.2)
Total rental revenue	$39,411	$40,726	$(1,315)	(3.2)%

Other revenue
Apartment	$741	$673	$68	10.1%
Industrial	16	1	15	1,500
Office	23	3	20	666.7
Retail	42	119	(77)	(64.7)
Other	581	556	25	4.5
Comparable properties total	$1,403	$1,352	$51	3.8%
Recent acquisitions and sold properties	61	77	(16)	(20.8)
Total other revenue	$1,464	$1,429	$35	2.4%
Total revenues	$40,875	$42,155	$(1,280)	(3.0)%

Rental revenues at comparable properties were flat for the three months ended June 30, 2019 as compared to the same period in 2018. The decrease within our retail and office segments is primarily related to recovery revenue and expenses no longer being reflected in our operations for tenants that contract and pay expenses directly as of the result of new accounting guidance adopted on January 1, 2019, which applies to current and future periods. Recovery revenue related to real estate taxes had the largest impact with decreases reflecting $296 within the industrial segment, $130 within the office segment and $124 within the retail segment. Offsetting this impact were increases in rental revenue from new leases signed at Valencia Industrial Portfolio and Kendall Distribution Center resulting in an increase in rental revenue of $337 and $215, respectively, as well as an increase of $298 from our apartment properties due to higher occupancy and slightly higher rates.
Other revenues relate mainly to parking and nonrecurring revenue such as termination fees. Other revenue at comparable properties increased by $51 for the three months ended June 30, 2019 as compared to the same period in 2018. The increase is primarily related to slightly higher parking revenue at South Beach Garage as well as termination fees and application fees at our apartment properties.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$2,041	$1,846	$195	10.6%
Industrial	1,543	1,906	(363)	(19.0)
Office	323	466	(143)	(30.7)
Retail	1,264	1,423	(159)	(11.2)
Other	112	190	(78)	(41.1)
Comparable properties total	$5,283	$5,831	$(548)	(9.4)%
Recent acquisitions and sold properties	539	350	189	54.0
Total real estate taxes	$5,822	$6,181	$(359)	(5.8)%

Property operating expenses
Apartment	$3,221	$3,151	$70	2.2%
Industrial	741	648	93	14.4
Office	489	553	(64)	(11.6)
Retail	1,842	1,690	152	9.0
Other	188	183	5	2.7
Comparable properties total	$6,481	$6,225	$256	4.1%
Recent acquisitions and sold properties	699	1,048	(349)	(33.3)
Total property operating expenses	$7,180	$7,273	$(93)	(1.3)%
Total operating expenses	$13,002	$13,454	$(452)	(3.4)%
Real estate taxes at comparable properties decreased by $548 for the three months ended June 30, 2019 as compared to the same period in 2018. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases. The decrease is primarily related to expenses no longer being reflected in our operations for tenants that pay real estate taxes directly as a result of the new lease accounting guidance adopted on January 1, 2019, which applies to current and future periods.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $256 for the three months ended June 30, 2019 as compared to the same period in 2018. Within our retail segment, Maui Mall experienced an increase in expenses of $130 related to landscaping and repairs and maintenance projects as well as an increase in utilities.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Property general and administrative	$438	$227	$211	93.0%
Advisor fees	5,540	4,950	590	11.9
Company level expenses	717	789	(72)	(9.1)
Depreciation and amortization	15,218	15,041	177	1.2
Interest expense	10,550	7,326	3,224	44.0
Income from unconsolidated affiliates and fund investments	(1,640)	(2,790)	1,150	(41.2)
Total expenses	$30,823	$25,543	$5,280	20.7%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased during the three months ended June 30, 2019 as compared to the same period in 2018 due to an increase in legal expenses and expenses related to unsuccessful acquisitions.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $590 for the three months ended June 30, 2019 as compared to the same period of 2018 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. The decrease of $72 in company level expenses for the three months ended June 30, 2019 is primarily related to timing of professional service fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $177 in depreciation and amortization expense for the three months ended June 30, 2019 as compared to the same period in 2018 was primarily related to the acquisition of new properties.
Interest expense increased by $3,224 for the three months ended June 30, 2019 as compared to the same period in 2018 primarily as a result of a $4,512 decrease in the fair value of our interest rate swaps and cap during the three months ended June 30, 2019 as compared to the same period of 2018.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended June 30, 2019, we recorded a $1,035 increase in the fair value of our investment in the NYC Retail Portfolio as compared to an $2,370 increase during the same period of 2018.

Results of Operations for the Six Months Ended June 30, 2019 and 2018
Revenues
The following chart sets forth revenues by reportable segment, for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Revenues:
Minimum rents
Apartment	$22,753	$22,286	$467	2.1%
Industrial	19,860	19,884	(24)	(0.1)
Office	6,919	7,346	(427)	(5.8)
Retail	22,575	23,423	(848)	(3.6)
Other	169	152	17	11.2
Comparable properties total	$72,276	$73,091	$(815)	(1.1)%
Recent acquisitions and sold properties	5,996	8,274	(2,278)	(27.5)
Total minimum rents	$78,272	$81,365	$(3,093)	(3.8)%

Tenant recoveries and other rental income
Apartment	$1,452	$1,325	$127	9.6%
Industrial	368	2	366	18,300
Office	26	6	20	333.3
Retail	548	169	379	224.3
Other	1,230	1,161	69	5.9
Comparable properties total	$3,624	$2,663	$961	36.1%
Recent acquisitions and sold properties	109	167	(58)	(34.7)
Total tenant recoveries and other rental income	$3,733	$2,830	$903	31.9%
Total revenues	$82,005	$84,195	$(2,190)	(2.6)%
Minimum rents at comparable properties decreased by $816 for the nine months ended June 30, 2019 as compared to the same period in 2018. The decrease within our industrial, office and retail segment is primarily related to recovery revenue and expenses no longer being reflected in our operations for tenants that contract and pay expenses directly as of the result of new accounting guidance adopted on January 1, 2019, which applies to current and future periods. Recovery revenue related to real estate taxes had the largest impact with decreases reflecting $586 within the industrial segment, $236 within the office segment and $248 within the retail segment. Offsetting this impact were increases in rental revenue from new leases signed at Valencia Industrial Portfolio and Kendall Distribution Center resulting in an increase in rental revenue of $212 and $205, respectively, as well as an increase of $298 from our apartment properties due to higher occupancy and slightly higher rates for the six months ended June 30, 2019 as compared to the same period for 2018.
Tenant recoveries relate mainly to real estate taxes and certain property operating expenses that are paid by us and are recoverable under the various tenants’ leases. Other rental income includes daily transient parking, percentage rents and other non-recurring tenant charges. Tenant recoveries and other rental income at comparable properties increased by $957 for the six months ended June 30, 2019 as compared to the same period in 2018. The increase is primarily related to termination fees received at Pinole Point Distribution Center in the amount of $350, Skokie Commons of $282 and Silverstone Marketplace of $105 during the six months ended June 30, 2019, which did not occur during the same period of 2018. A new lease was signed in conjunction with the lease termination at Pinole Point Distribution and the property remains 100% leased.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$4,139	$3,866	$273	7.1%
Industrial	3,230	3,889	(659)	(16.9)
Office	647	932	(285)	(30.6)
Retail	2,652	2,953	(301)	(10.2)
Other	239	303	(64)	(21.1)
Comparable properties total	$10,907	$11,943	$(1,036)	(8.7)%
Recent acquisitions and sold properties	929	704	225	32.0
Total real estate taxes	$11,836	$12,647	$(811)	(6.4)%

Property operating expenses
Apartment	$6,410	$6,223	$187	3.0%
Industrial	1,519	1,298	221	17.0
Office	976	1,036	(60)	(5.8)
Retail	3,489	3,354	135	4.0
Other	371	391	(20)	(5.1)
Comparable properties total	$12,765	$12,302	$463	3.8%
Recent acquisitions and sold properties	1,661	2,111	(450)	(21.3)
Total property operating expenses	$14,426	$14,413	$13	0.1%
Total operating expenses	$26,262	$27,060	$(798)	(2.9)%
Real estate taxes at comparable properties decreased by $1,035 for the six months ended June 30, 2019 as compared to the same period in 2018. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases. The decrease is primarily related to expenses no longer being reflected in our operations for tenants that pay real estate taxes directly as a result of the new lease accounting guidance adopted on January 1, 2019, which applies to current and future periods.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $466 for the six months ended June 30, 2019 as compared to the same period of 2018. Within our retail segment, Maui Mall experienced an increase in expenses of $124 related to landscaping and repairs and maintenance projects as well as an increase in utilities. Increases within our industrial segment were primarily related to various maintenance projects and increased utilities.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Property general and administrative	$734	$629	$105	16.7%
Advisor fees	10,774	9,772	1,002	10.3
Company level expenses	1,419	1,512	(93)	(6.2)
Depreciation and amortization	29,793	29,888	(95)	(0.3)
Interest expense	20,182	13,055	7,127	54.6
Income from unconsolidated affiliates and fund investments	(3,836)	(3,905)	69	(1.8)
Gain on disposition of property and extinguishment of debt	(107,108)	(29,665)	(77,443)	261.1
Total (income) expenses	$(48,042)	$21,286	$(69,328)	(325.7)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $105 for the six months ended June 30, 2019 as compared to the same period of 2018 primarily due to an increase in legal costs and expenses related to unsuccessful acquisitions during the six months ended June 30, 2019.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $1,002 for the six months ended June 30, 2019 as compared to the same period of 2018 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $93 for the six months ended June 30, 2019 as compared to the same period in 2018 primarily related to timing of professional services expenses.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense for the six months ended June 30, 2019 as compared to the same period in 2018 remained flat as additional expense from acquisitions offset lower expenses from property dispositions.
Interest expense increased by $7,127 for the six months ended June 30, 2019 as compared to the same period in 2018 as a result of unrealized losses on our interest rate swaps more than offsetting the decrease in interest expense on our Credit Facility, as a result of a lower outstanding balance.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the six months ended June 30, 2019, we recorded a $2,355 increase in the fair value in the NYC Retail Portfolio and a distribution of income totaling $1,047 as compared to a $3,263 increase in the fair value and a distribution of income totaling $0 during the same period of 2018.
Gain on disposition of property and extinguishment of debt of $107,108 is related to the disposition of 111 Sutter Street during the six months ended June 30, 2019 whereas the gain during the six months ended June 30, 2018 relates to the sale of Station Nine Apartments.
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
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to Jones Lang LaSalle Income Property Trust, Inc. to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$(2,963)	$3,106	$103,773	$35,750
Real estate depreciation and amortization (1)	17,305	16,648	34,149	33,103
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(1,031)	(2,370)	(109,459)	(32,927)
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$13,311	$17,384	$28,463	$35,926
Weighted average shares outstanding, basic and diluted	146,009,775	134,233,903	142,894,306	133,735,396
NAREIT FFO per share, basic and diluted	$0.09	$0.13	$0.20	$0.27
________

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$13,311	$17,384	$28,463	$35,926
Straight-line rental income (1)	(784)	(796)	(1,307)	(1,436)
Amortization of above- and below-market leases (1)	(724)	(779)	(1,390)	(1,629)
Amortization of net discount on assumed debt (1)	66	(35)	132	(70)
Loss (gain) on derivative instruments and extinguishment or modification of debt (1)	3,721	(913)	5,911	(3,449)
Adjustment for investment accounted for under the fair value option (2)	422	1,092	678	2,152
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$16,012	$15,953	$32,487	$31,494
Weighted average shares outstanding, basic and diluted	146,009,775	134,233,903	142,894,306	133,735,396
AFFO per share, basic and diluted	$0.11	$0.12	$0.23	$0.24
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.
NAV as of June 30, 2019
The following table provides a breakdown of the major components of our NAV as of June 30, 2019:

	June 30, 2019
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,354,558	$713,388	$191,679	$250,673	$95,164	$2,605,462
Debt	(440,625)	(232,058)	(62,351)	(81,542)	(30,956)	(847,532)
Other assets and liabilities, net	29,573	15,574	4,185	5,473	2,078	56,883
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$943,506	$496,904	$133,513	$174,604	$66,286	$1,814,813
Number of outstanding shares	77,599,026	40,802,011	10,954,810	14,330,616	5,448,111
NAV per share	$12.16	$12.18	$12.19	$12.18	$12.17
________

(1)	The value of our real estate investments was greater than the historical cost by 6.5% as of June 30, 2019.

The following table provides a breakdown of the major components of our NAV as of December 31, 2018:

	December 31, 2018
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,364,829	$765,577	$212,971	$187,080	$120,287	$2,650,744
Debt	(517,004)	(290,004)	(80,674)	(70,867)	(45,565)	(1,004,114)
Other assets and liabilities, net	13,805	7,743	2,154	1,892	1,216	26,810
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$861,630	$483,316	$134,451	$118,105	$75,938	$1,673,440
Number of outstanding shares	71,187,722	39,869,130	11,083,034	9,738,086	6,270,479
NAV per share	$12.10	$12.12	$12.13	$12.13	$12.11
________

(1)	The value of our real estate investments was greater than the historical cost by 10.0% as of December 31, 2018.
The increase in NAV per share from December 31, 2018 to June 30, 2019, was related to a net increase of 0.34% in the value of our portfolio. Property operations for the six months ended June 30, 2019 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of June 30, 2019:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.31%	5.55%	5.58%	5.58%	6.25%	5.50%
Discount rate/internal rate of return (IRR)	6.48	6.23	6.25	6.31	7.89	6.36
Annual market rent growth rate	2.97	3.00	2.87	3.02	3.30	2.99
Holding period (years)	10.00	10.00	10.00	10.00	22.12	10.18
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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		June 30, 2019	December 31, 2018
Discount Rate - weighted average	0.25% increase	(1.9)%	(1.9)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.7)	(2.7)
Annual market rent growth rate - weighted average	0.25% decrease	(1.5)	(1.4)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $16,706 higher and $18,731 lower than the carrying values at June 30, 2019 and December 31, 2018, respectively. The NAV per share would have decreased and increased by $0.12 and $0.14 per share at June 30, 2019 and December 31, 2018, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and will be recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of June 30, 2019 and December 31, 2018 were $79,557 and $70,451, respectively.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Line of Credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change
Net cash provided by operating activities	$27,662	$30,362	$(2,700)
Net cash provided by investing activities	60,690	10,680	50,010
Net cash used in financing activities	(44,490)	(42,558)	(1,932)
Cash provided by operating activities decreased by $2,700 for the six months ended June 30, 2019 as compared to the same period in 2018. The decrease in cash from operating activities is primarily due the sale of 111 Sutter Street occurring during the first quarter.
Cash provided by investing activities increased by $50,010 for the six months ended June 30, 2019 as compared to the same period in 2018. The increase was primarily related to cash received from the sale of 111 Sutter Street offsetting the cash used to purchase new properties during the six months ended June 30, 2019 as compared to the same period in 2018.
Cash used in financing activities increased by $1,932 for the six months ended June 30, 2019 as compared to the same period in 2018. The change is primarily related to an increase in net paydowns from the extinguishment of the 111 Sutter Street mortgage note payable and payments on the credit facility totaling $131,798 during the six months ended June 30, 2019 as compared to the same period in 2018. Offsetting this was an increase in cash received from net stock subscriptions of $143,693.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at June 30, 2019 and December 31, 2018:

	Consolidated Debt
	June 30, 2019		December 31, 2018
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$726,121	3.62%	$789,099	3.67%
Variable	—	—	90,000	3.85
Total	$726,121	3.62%	$879,099	3.69%
Covenants
At June 30, 2019, we were in compliance with all debt covenants.
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
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put their interest to us at a market determined value for a period of 90 days beginning in 2019. As of June 30, 2019, the joint venture partner has not executed this option.
Off Balance Sheet Arrangements
At June 30, 2019, we had approximately $110 in an outstanding letter of credit which is not reflected on our balance sheet. We have no other off balance sheet arrangements.

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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of June 30, 2019, we had consolidated debt of $726,121. Including the $7,661 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $718,460 at June 30, 2019. We also entered into interest rate swap agreements on $212,800 of debt which cap the LIBOR rate at between 1.0% and 2.6%.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2019, the fair value of our mortgage notes payable was estimated to be $12,369 higher than the carrying value of $726,121. If treasury rates were 0.25% higher at June 30, 2019, the fair value of our mortgage notes payable would have been $3,675 higher than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The most significant risk factors applicable to the Company are described in Item 1A to our 2018 Annual Report on Form 10-K. There have been no material changes to those previously-disclosed risk factors.

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
During the three months ended June 30, 2019, we repurchased 1,455,832 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2019	391,867	$12.15	391,867	—
May 1 - May 31, 2019	526,955	12.16	526,955	—
June 1 - June 30, 2019	537,010	12.25	537,010	—
Total	1,455,832	$12.19	1,455,832	—
________
(1)     Redemptions are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended June 30, 2019.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 9, 2019	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 9, 2019	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer