Form 10-Q
period 2019-09-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2019-11-08
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 8, 2019 were 86,350,087 shares of Class A Common Stock, 41,561,344 shares of Class M Common Stock, 11,242,063 of Class A-I Common Stock, 20,256,735 of Class M-I Common Stock and 4,957,915 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $31,049 and $23,659, respectively)	$426,475	$355,820
Buildings and equipment (including from VIEs of $182,599 and $133,639, respectively)	1,742,098	1,441,765
Less accumulated depreciation (including from VIEs of $(24,547) and $(21,886), respectively)	(164,629)	(135,480)
Net property and equipment	2,003,944	1,662,105
Investment in unconsolidated real estate affiliates	159,214	163,314
Real estate fund investment	91,011	92,414
Investments in real estate and other assets held for sale	—	112,586
Net investments in real estate	2,254,169	2,030,419
Cash and cash equivalents (including from VIEs of $4,697 and $4,185, respectively)	42,793	37,109
Restricted cash (including from VIEs of $183 and $88, respectively)	25,553	7,831
Tenant accounts receivable, net (including from VIEs of $2,350 and $1,621, respectively)	5,866	4,159
Deferred expenses, net (including from VIEs of $385 and $460, respectively)	8,707	7,584
Acquired intangible assets, net (including from VIEs of $6,599 and $5,652, respectively)	97,367	84,468
Deferred rent receivable, net (including from VIEs of $1,073 and $1,079, respectively)	19,380	16,972
Prepaid expenses and other assets (including from VIEs of $412 and $66, respectively)	6,871	8,052
TOTAL ASSETS	$2,460,706	$2,196,594
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $81,500 and $81,954, respectively)	$827,925	$818,095
Liabilities held for sale	—	56,263
Accounts payable and other liabilities (including from VIEs of $2,139 and $1,379, respectively)	42,636	19,495
Accrued offering costs	88,440	72,468
Distributions payable	25,337	15,840
Accrued interest (including from VIEs of $296 and $299, respectively)	2,364	2,191
Accrued real estate taxes (including from VIEs of $1,761 and $1,793, respectively)	10,026	6,065
Advisor fees payable	1,985	2,861
Acquired intangible liabilities, net	16,526	16,024
TOTAL LIABILITIES	1,015,239	1,009,302
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 82,636,172 and 71,187,722 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	826	712
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 41,214,118 and 39,869,130 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	412	399
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 11,150,953 and 11,083,034 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	112	111
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 18,356,527 and 9,738,086 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	184	97
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 4,957,915 and 6,270,479 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	50	63
Additional paid-in capital (net of offering costs of $174,899 and $145,075 as of September 30, 2019 and December 31, 2018, respectively)	1,786,373	1,568,474
Distributions to stockholders	(379,037)	(318,780)
Retained earnings (accumulated deficit)	28,241	(70,650)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,437,161	1,180,426
Noncontrolling interests	8,306	6,866
Total equity	1,445,467	1,187,292
TOTAL LIABILITIES AND EQUITY	$2,460,706	$2,196,594
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues:
Rental revenue	$43,215	$41,874	$121,487	$123,239
Other revenue	1,570	1,441	5,303	4,271
Total revenues	44,785	43,315	126,790	127,510
Operating expenses:
Real estate taxes	6,511	6,501	18,347	19,148
Property operating expenses	8,466	8,532	22,892	22,945
Property general and administrative	497	71	1,230	700
Advisor fees	5,956	5,059	16,730	14,832
Company level expenses	1,057	560	2,476	2,073
Depreciation and amortization	18,232	16,237	48,025	46,125
Total operating expenses	40,719	36,960	109,700	105,823
Other income and (expenses):
Interest expense	(8,902)	(8,107)	(29,085)	(21,160)
Income (loss) from unconsolidated real estate affiliates and fund investments	221	(1,604)	4,057	2,301
(Loss) gain on disposition of property and extinguishment of debt, net	(236)	—	106,872	29,665
Total other income and (expenses)	(8,917)	(9,711)	81,844	10,806
Net (loss) income	(4,851)	(3,356)	98,934	32,493
Less: Net (income) loss attributable to the noncontrolling interests	(31)	55	(43)	(45)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(4,882)	$(3,301)	$98,891	$32,448
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.03)	(0.02)	0.67	0.24
Class M	(0.03)	(0.02)	0.67	0.24
Class A-I	(0.03)	(0.02)	0.67	0.24
Class M-I	(0.03)	(0.02)	0.67	0.24
Class D	(0.03)	(0.02)	0.67	0.24
Weighted average common stock outstanding-basic and diluted	154,940,895	135,528,172	146,953,945	134,339,555

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, July 1, 2018	134,684,782	$1,346	$1,533,763	$(287,278)	$(60,467)	$7,662	$1,195,026
Issuance of common stock	2,820,971	29	33,644	—	—	—	33,673
Repurchase of shares	(1,300,759)	(13)	(15,428)	—	—	—	(15,441)
Offering costs	—	—	(4,437)	—	—	—	(4,437)
Stock based compensation	8,000	—	95	—	—	—	95
Net loss	—	—	—	—	(3,302)	(54)	(3,356)
Cash distributed to noncontrolling interests	—	—	—	—	—	(78)	(78)
Distributions declared per share ($0.13)	—	—	—	(15,654)	—	—	(15,654)
Balance, September 30, 2018	136,212,994	$1,362	$1,547,637	$(302,932)	$(63,769)	$7,530	$1,189,828

Balance, January 1, 2018	133,307,105	$1,333	$1,522,123	$(256,811)	$(96,217)	$7,829	$1,178,257
Issuance of common stock	7,408,365	74	87,780	—	—	—	87,854
Repurchase of shares	(4,510,476)	(45)	(53,138)	—	—	—	(53,183)
Offering costs	—	—	(9,223)	—	—	—	(9,223)
Stock based compensation	8,000	—	95	—	—	—	95
Net income	—	—	—	—	32,448	45	32,493
Cash distributed to noncontrolling interests	—	—	—	—	—	(344)	(344)
Distributions declared per share ($0.39)	—	—	—	(46,121)	—	—	(46,121)
Balance, September 30, 2018	136,212,994	$1,362	$1,547,637	$(302,932)	$(63,769)	$7,530	$1,189,828

Balance, July 1, 2019	149,134,574	$1,491	$1,685,234	$(353,679)	$33,123	$6,723	$1,372,892
Issuance of common stock	11,253,893	113	137,786	—	—	—	137,899
Repurchase of shares	(2,079,742)	(20)	(25,034)	—	—	—	(25,054)
Conversion of shares	(1,040)	—	—	—	—	—	—
Offering costs	—	—	(11,711)	—	—	—	(11,711)
Stock based compensation	8,000	—	98	—	—	—	98
Net loss	—	—	—	—	(4,882)	31	(4,851)
Cash contributions from noncontrolling interests	—	—	—	—	—	1,645	1,645
Cash distributed to noncontrolling interests	—	—	—	—	—	(93)	(93)
Distributions declared per share ($0.175)	—	—	—	(25,358)	—	—	(25,358)
Balance, September 30, 2019	158,315,685	$1,584	$1,786,373	$(379,037)	$28,241	$8,306	$1,445,467

Balance, January 1, 2019	138,148,451	$1,382	$1,568,474	$(318,780)	$(70,650)	$6,866	$1,187,292
Issuance of common stock	26,276,577	263	321,729	—	—	—	321,992
Repurchase of shares	(6,119,193)	(61)	(74,144)	—	—	—	(74,205)
Conversion of shares	(1,448)	—	—	—	—	—	—
Offering costs	—	—	(29,824)	—	—	—	(29,824)
Stock based compensation	11,298	—	138	—	—	—	138
Net income	—	—	—	—	98,891	43	98,934
Cash contributions from noncontrolling interests	—	—	—	—	—	1,645	1,645
Cash distributed to noncontrolling interests	—	—	—	—	—	(248)	(248)
Distributions declared per share ($0.445)	—	—	—	(60,257)	—	—	(60,257)
Balance, September 30, 2019	158,315,685	$1,584	$1,786,373	$(379,037)	$28,241	$8,306	$1,445,467

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands
(Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,934	$32,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,702	45,305
Gain on disposition of property	(106,872)	(29,665)
Straight line rent	(2,417)	(2,049)
Income from unconsolidated real estate affiliates and fund investment	(4,057)	(2,301)
Distributions from unconsolidated real estate affiliates and fund investment	7,325	3,884
Net changes in assets, liabilities and other	9,610	1,278
Net cash provided by operating activities	50,225	48,945
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(384,146)	(57,458)
Proceeds from sale of real estate investments and fixed assets	216,010	74,478
Capital improvements and lease commissions	(14,248)	(13,419)
Investment in unconsolidated real estate affiliates	(1,013)	(37,261)
Distributions from unconsolidated real estate affiliates	3,248	3,482
Net cash used in investing activities	(180,149)	(30,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	303,338	60,991
Repurchase of shares	(74,205)	(53,215)
Offering costs	(13,851)	(11,537)
Distributions to stockholders	(17,184)	(15,355)
Distributions paid to noncontrolling interests	(248)	(344)
Contributions received from noncontrolling interests	1,645	—
Deposits for loan commitments	(585)	—
Draws on credit facility	57,000	37,000
Payment on credit facility	(101,000)	(77,000)
Proceeds from mortgage notes and other debt payable	86,546	45,000
Debt issuance costs	(966)	(283)
Payment on early extinguishment of debt	(207)	—
Principal payments on mortgage notes and other debt payable	(87,282)	(2,955)
Net cash provided by (used in) financing activities	153,001	(17,698)
Net increase in cash, cash equivalents and restricted cash	23,077	1,069
Cash, cash equivalents and restricted cash at the beginning of the period	45,269	42,432
Cash, cash equivalents and restricted cash at the end of the period	$68,346	$43,501

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted per Consolidated Statements of Cash Flows
Cash and cash equivalents	$42,793	$36,161
Restricted cash	25,553	7,340
Cash, cash equivalents and restricted cash at the end of the period	$68,346	$43,501

Supplemental disclosure of cash flow information:
Interest paid	$21,677	$24,173
Non-cash activities:
Write-offs of receivables	$86	$11
Write-offs of retired assets and liabilities	11,839	3,815
Change in liability for capital expenditures	(236)	6,134
Net liabilities transferred at disposition of real estate investment	2,100	659
Net liabilities assumed at acquisition	(34)	511
Change in issuance of common stock receivable and redemption of common stock payable	86	90
Change in accrued offering costs	15,973	(2,314)
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of September 30, 2019, we owned interests in a total of 75 properties, located in 20 states.
We own, and plan to continue to own, all or substantially all of our assets through JLLIPT Holdings LP, a Delaware limited partnership (our “operating partnership”), of which we are the initial limited partner and JLLIPT Holdings GP, LLC (our wholly owned subsidiary) is the sole general partner (the "General Partner"). The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). This structure is intended to facilitate tax-free contributions of properties to our operating partnership in exchange for limited partnership interests in our operating partnership. A transfer of property directly to a REIT in exchange for shares of common stock of a REIT is generally a taxable transaction to the transferring property owner. In an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction.
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
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public Offering term to the extent permissible under applicable law. As of September 30, 2019, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $403,573.
On March 3, 2015, we commenced a private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of September 30, 2019, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Follow-on Private Offering of $68,591.
As of September 30, 2019, 82,636,172 shares of Class A common stock, 41,214,118 shares of Class M common stock, 11,150,953 shares of Class A-I common stock, 18,356,527 shares of Class M-I common stock, and 4,957,915 shares of Class D common stock were outstanding and held by a total of 16,183 stockholders.

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

Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of September 30, 2019, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, Townlake of Coppell and Presley Uptown due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of September 30, 2019, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At September 30, 2019, our restricted cash balance on our Consolidated Balance Sheet was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.

Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at September 30, 2019 and December 31, 2018 was $4,605 and $5,305, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $65,371 and $58,433 at September 30, 2019 and December 31, 2018, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $10,394 and $10,280 at September 30, 2019 and December 31, 2018, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the net asset value ("NAV") of the limited partnership as determined from the financial statements of the real estate fund. During the nine months ended September 30, 2019 and 2018, we recorded a increase in fair value classified within the Level 3 category of $1,845 and $2,401, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on the Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $24,875 higher and $14,422 lower than the aggregate carrying amounts at September 30, 2019 and December 31, 2018, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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

As of September 30, 2019, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	6	$212,800
The fair value of our interest rate caps and swaps represent liabilities of $3,107 and assets of $3,921 at September 30, 2019 and December 31, 2018, respectively.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, we adopted Accounting Standard Update ("ASU") 2016-02 Leases (Topic 842) ("ASU 842"). The new guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). We elected a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, when certain criteria are met. Upon adoption we reclassified these components for prior periods to conform with the current period presentation. We also elected permitted practical expedients to not reassess lease classification and use of the standard’s effective date as the date of initial application and therefore financial information under ASU 842 is not provided for periods prior to January 1, 2019. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. Additionally, the standard requires lessors to evaluate whether the collectability of all rents is probable before recognizing rental revenues on a straight-line basis over the applicable lease term.
The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of September 30, 2019, we have a ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,192 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,233.

Reclassification
Upon adoption of ASU 842, we reclassified amounts previously recorded as recovery revenue and amounts determined to be uncollectable, previously recorded as provision for doubtful accounts, to rental revenue to conform with the current year presentation. The following table summarizes the reclassifications being made on our Consolidated Statement of Operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Previously Reported	Reclassification	Newly Reported
Rental Revenue	$34,905	$6,969	$41,874
Other Revenue	8,414	(6,973)	1,441
Provision for Doubtful Accounts	(4)	4	—

	Nine Months Ended September 30, 2018
	Previously Reported	Reclassification	Newly Reported
Rental Revenue	$102,942	$20,297	$123,239
Other Revenue	24,686	(20,415)	4,271
Provision for Doubtful Accounts	(118)	118	—
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
On July 2, 2019, we acquired Genesee Plaza, a 161,000 square foot two building medical office campus located in San Diego, California, for approximately $89,500. The acquisition was funded by the assumption of a six-year mortgage loan that bears interest at a fixed rate of 4.30% in the amount of $41,546 and with cash on hand.
On July 31, 2019, we acquired Summit at San Marcos, a 273-unit apartment property located in Chandler, Arizona, for approximately $71,750. The acquisition was funded with a draw on the credit facility and cash on hand.
On August 23, 2019, we acquired Taunton Distribution Center, a 200,000 square foot industrial distribution center located in Taunton, Massachusetts, for approximately $25,700. The acquisition was funded with cash on hand.
On September 30, 2019, we acquired a 97.5% interest in Presley Uptown, a 230-unit apartment property in the Uptown submarket of Charlotte, North Carolina. The joint venture acquired the property for approximately $55,250. The acquisition was funded with a draw on the credit facility and cash on hand.

We allocated the purchase price for our 2019 acquisitions in accordance with authoritative guidance as follows:

2019 Acquisitions
Land	$70,655
Building and equipment	289,239
In-place lease intangible (acquired intangible assets)	29,175
Above-market lease intangible (acquired intangible assets)	919
Below-market lease intangible (acquired intangible liabilities)	(2,662)
$387,326
Amortization period for intangible assets and liabilities	1 - 115 months
Disposition
On February 7, 2019, we sold 111 Sutter Street for approximately $227,000 less closing costs. In connection with the disposition, the mortgage loan associated with the property of approximately $52,297 was retired. We recorded a gain on the sale of property in the amount of $107,108.
NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
In addition to investments in consolidated properties we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The following represent our unconsolidated real estate affiliates as of September 30, 2019 and December 31, 2018.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	September 30, 2019	December 31, 2018
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$16,067	$17,260
Pioneer Tower	Office	Portland, OR	June 28, 2016	108,968	111,091
The Tremont	Apartment	Burlington, MA	July 19, 2018	21,663	21,881
The Huntington	Apartment	Burlington, MA	July 19, 2018	12,516	13,082
Total				$159,214	$163,314

Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Total revenues	$4,581	$4,387	$13,997	$10,575
Total operating expenses	3,749	4,692	11,658	10,237
Operating income (loss)	$832	$(305)	$2,339	$338
Interest expense	532	438	1,606	438
Net income (loss)	$300	$(743)	$733	$(100)

Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of September 30, 2019, the NYC Retail Portfolio owned 9 retail properties totaling approximately 2,012,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, Staten Island and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of September 30, 2019 and December 31, 2018, the carrying amount of our investment in the NYC Retail Portfolio was $91,011 and $92,414, respectively. During the three and nine months ended September 30, 2019, we recorded a decrease and an increase in fair value of our investment in the NYC Retail Portfolio of $510 and $1,845, respectively. During the three and nine months ended September 30, 2019, we received distributions of income totaling $431 and $1,479, respectively. This cash distribution of income increased income from unconsolidated real estate affiliates and fund investments. During the three and nine months ended September 30, 2019, we received return of capital distributions of $1,034 and $3,248, respectively. On January 7, 2019, two retail properties in the NYC Retail Portfolio with a combined 148,000 square feet were sold and the mortgage loans were extinguished. On June 28, 2019, a 218,000 square foot property within the NYC Retail Portfolio was relinquished to the lender and its mortgage loan was extinguished. During the three and nine months ended September 30, 2018, we recorded a decrease and an increase in fair value of our investment in the NYC Retail Portfolio of $861 and $2,401, respectively. During the nine months ended September 30, 2018, we received a return of capital distribution of $3,482.
Summarized Statement of Operations—NYC Retail Portfolio Investment—Fair Value Option Investment

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Total revenue	$1,153	$4	$5,423	$1,887

Net investment income (loss)	746	(430)	4,213	736
Net change in unrealized gain on investment in real estate venture	(1,845)	(4,307)	6,653	7,312
Net (loss) income	$(1,099)	$(4,737)	$10,866	$8,048

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			September 30, 2019	December 31, 2018
Mortgage notes payable (1) (2) (3)	June 2020 - March 2054	3.00% - 5.30%	$688,367	$636,649
Credit facility
Revolving line of credit	May 25, 2021	3.38%	46,000	90,000
Term loans	May 25, 2023	3.10%	100,000	100,000
TOTAL			$834,367	$826,649
Net debt discount on assumed debt and debt issuance costs			(6,442)	(8,554)
Mortgage notes and other debt payable, net			$827,925	$818,095

111 Sutter Street (4)			$—	$52,450
Mortgage notes and other debt payable of held for sale property			$—	$52,450
________

(1)
On July 2, 2019, we assumed a mortgage note payable that was originated on January 6, 2015 on Genesee Plaza. The mortgage note bears an interest rate of 4.30% for the remaining six year term. As of September 30, 2019, the balance of the loan was $41,334.

(2)	On July 22, 2019, we entered into a $45,000 mortgage payable on Stonemeadow Farms. The mortgage note bears an interest rate of 3.62% and matures on August 5, 2029.

(3)	The loan associated with The Reserve at Johns Creek Walk was repaid on September 27, 2019.

(4)	The loan associated with this property was designated as held for sale as of December 31, 2018. The property associated with this loan was sold on February 7, 2019 and the loan was repaid.
Aggregate future principal payments of mortgage notes and other debt payable as of September 30, 2019 are as follows:

Year	Amount
2019	$1,232
2020	53,137
2021	75,626
2022	8,082
2023	230,166
Thereafter	466,124
Total	$834,367

Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan. On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year term loan maturing on May 26, 2022. We collectively refer to the two term loans as the "Term Loans". On December 12, 2018, we expanded and extended our Credit Facility to provide for a borrowing capacity of $400,000, by increasing our Revolving Line of Credit to $300,000 with a new maturity date of May 25, 2021. We also extended our Term Loans by one year with new maturity dates of May 25, 2023. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 25, 2021 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of September 30, 2019, we believe no material adverse effects had occurred.
Borrowings under the Credit Facility are guaranteed by us and certain of our subsidiaries. The Credit Facility requires the maintenance of certain financial covenants, including: (i) unencumbered property pool leverage ratio; (ii) debt service coverage ratio; (iii) maximum total leverage ratio; (iv) fixed charges coverage ratio; (v) minimum NAV; (vi) maximum secured debt ratio; (vii) maximum secured recourse debt ratio; (viii) maximum permitted investments; and (ix) unencumbered property pool criteria. The Credit Facility provides the flexibility to move assets in and out of the unencumbered property pool during the term of the Credit Facility.
At September 30, 2019, we had $46,000 outstanding borrowings under the Revolving Line of Credit at LIBOR plus 1.35% and $100,000 outstanding under the Term Loans at LIBOR plus 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at September 30, 2019).
Covenants
At September 30, 2019, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at September 30, 2019 and December 31, 2018 was $5,596 and $4,537, respectively.

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

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the nine months ended September 30, 2019 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2018	71,187,722	39,869,130	11,083,034	9,738,086	6,270,479
Issuance of common stock	14,115,079	4,343,438	371,342	7,458,016	—
Repurchase of common stock	(2,456,581)	(1,939,164)	(365,286)	(45,598)	(1,312,564)
Share conversions	(210,048)	(1,059,286)	61,863	1,206,023	—
Balance, September 30, 2019	82,636,172	41,214,118	11,150,953	18,356,527	4,957,915
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the nine months ended September 30, 2019 were as follows:

	Nine Months Ended September 30, 2019
	# of shares	Amount
Class A Shares	14,115,079	$173,565
Class M Shares	4,343,438	52,964
Class A-I Shares	371,342	4,564
Class M-I Shares	7,458,016	91,037
Total		$322,130

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the nine months ended September 30, 2019, we repurchased 6,119,193 shares of common stock in the amount of $74,205. During the nine months ended September 30, 2018, we repurchased 4,510,476 shares of common stock in the amount of $53,183.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the nine months ended September 30, 2019, we issued 2,758,804 shares of common stock for $33,574 under the distribution reinvestment plan. For the nine months ended September 30, 2018, we issued 2,495,384 shares of common stock for $29,355 under the distribution reinvestment plan.
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

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended September 30, 2019
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(2,549)	$(1,297)	$(347)	$(521)	$(168)
Weighted average number of common shares outstanding	80,893,908	41,160,669	10,999,848	16,534,267	5,352,203
Basic and diluted net loss per share:	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)

	Nine Months Ended September 30, 2019
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$51,422	$27,403	$7,417	$8,930	$3,718
Weighted average number of common shares outstanding	76,412,271	40,725,377	11,022,039	13,276,049	5,518,210
Basic and diluted net income per share:	$0.67	$0.67	$0.67	$0.67	$0.67

	Three Months Ended September 30, 2018
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(1,705)	$(954)	$(268)	$(198)	$(176)
Weighted average number of common shares outstanding	70,028,958	39,164,883	10,993,430	8,112,636	7,228,265
Basic and diluted net loss per share:	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

	Nine Months ended September 30, 2018
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$16,834	$9,352	$2,638	$1,830	$1,794
Weighted average number of common shares outstanding	69,697,567	38,711,511	10,920,176	7,580,848	7,429,453
Basic and diluted net income per share:	$0.24	$0.24	$0.24	$0.24	$0.24

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Second Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Second Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Second Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Second Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of September 30, 2019 and December 31, 2018, LaSalle had paid $2,009 and $2,017, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.
NOTE 7—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at September 30, 2019 are as follows:

Year	Amount
2019	$37,157
2020	111,258
2021	86,091
2022	74,930
2023	66,456
Thereafter	246,230
Total	$622,122

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three and nine months ended September 30, 2019, no individual tenant accounted for greater than 10% of minimum base rents.
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
Fixed advisory fees for the three and nine months ended September 30, 2019 were $5,956 and $16,730, respectively. The fixed advisory fees for the three and nine months ended September 30, 2018 were $5,059 and $14,832, respectively. There were no performance fees for the nine months ended September 30, 2019 and 2018. Included in Advisor fees payable at September 30, 2019 was $1,985 of fixed fee expense. Included in Advisor fees payable for the year ended December 31, 2018 was $1,786 of fixed fee expense and $1,075 of performance fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and nine months ended September 30, 2019, JLL Americas was paid $201 and $1,015, respectively, for property management and leasing services. For the three and nine months ended September 30, 2018, JLL Americas was paid $249 and $707, respectively, for property management and leasing services. During the three and nine months ended September 30, 2019, we paid JLL Americas $203 in brokerage fees related to the mortgage note payable for Stonemeadow Farms.

We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and nine months ended September 30, 2019, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,280 and $8,842, respectively. For the three and nine months ended September 30, 2018, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,247 and $6,846, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs, at September 30, 2019 and December 31, 2018, were $86,431 and $70,451 of future dealer manager fees payable, respectively.
As of September 30, 2019 and December 31, 2018, we owed $2,009 and $2,017, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
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
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put its interest to us at a market determined value. During the three months ending September 30, 2019, we received notice from our partner and expect to acquire its 10% interest before December 31, 2019 for approximately $6,000.
The operating agreement for Presley Uptown allows the unrelated third party joint venture partner, owning a 2.5% interest, to put its interest to us at a market determined value starting September 30, 2022 until September 30, 2024.

NOTE 10—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three and nine months ended September 30, 2019 and 2018.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of September 30, 2019	$806,404	$559,062	$227,617	$553,208	$22,386	$2,168,677
Assets as of December 31, 2018	604,553	474,622	255,101	560,802	21,549	1,916,627

Three Months Ended September 30, 2019

Capital expenditures by segment	$2,333	$1,761	$231	$879	$—	$5,204

Revenues:
Rental revenue	$14,881	$11,779	$5,176	$11,308	$71	$43,215
Other revenue	748	1	196	106	519	1,570
Total revenues	$15,629	$11,780	$5,372	$11,414	$590	$44,785
Operating expenses:
Real estate taxes	$2,715	$1,928	$586	$1,175	$107	$6,511
Property operating expenses	4,535	894	1,047	1,811	179	8,466
Total segment operating expenses	$7,250	$2,822	$1,633	$2,986	$286	$14,977

Reconciliation to net income
Property general and administrative						$497
Advisor fees						5,956
Company level expenses						1,057
Depreciation and amortization						18,232
Total operating expenses						$40,719
Other income and (expenses):
Interest expense						$(8,902)
Income from unconsolidated real estate affiliates and fund investment						221
Loss on disposition of property and extinguishment of debt						(236)
Total other income and (expenses)						$(8,917)
Net loss						$(4,851)

Reconciliation to total consolidated assets as of September 30, 2019
Assets per reportable segments						$2,168,677
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						292,029
Total consolidated assets						$2,460,706

Reconciliation to total consolidated assets as of December 31, 2018
Assets per reportable segments						$1,916,627
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						279,967
Total consolidated assets						$2,196,594

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended September 30, 2018

Capital expenditures by segment	$1,566	$789	$11	$126	$47	$2,539

Revenues:
Rental revenue	$12,438	$10,148	$7,654	$11,558	$76	$41,874
Other revenue	782	1	30	94	534	1,441
Total revenues	$13,220	$10,149	$7,684	$11,652	$610	$43,315
Operating expenses:
Real estate taxes	$2,397	$1,928	$671	$1,400	$105	$6,501
Property operating expenses	3,989	988	1,491	1,897	167	8,532
Total segment operating expenses	$6,386	$2,916	$2,162	$3,297	$272	$15,033

Reconciliation to net income
Property general and administrative						$71
Advisor fees						5,059
Company level expenses						560
Depreciation and amortization						16,237
Total operating expenses						$36,960
Other income and (expenses):
Interest expense						$(8,107)
Loss from unconsolidated real estate affiliates and fund investment						(1,604)
Total other income and (expenses)						$(9,711)
Net loss						$(3,356)

	Apartments	Industrial	Office	Retail	Other	Total
Nine Months Ended September 30, 2019

Capital expenditures by segment	$5,253	$3,724	$238	$5,253	$16	$14,484

Revenues:
Rental revenue	$40,966	$32,686	$13,713	$33,883	$239	$121,487
Other revenue	2,304	369	226	655	1,749	5,303
Total revenues	$43,270	$33,055	$13,939	$34,538	$1,988	$126,790
Operating expenses:
Real estate taxes	$7,493	$5,270	$1,411	$3,827	$346	$18,347
Property operating expenses	11,890	2,538	2,613	5,301	550	22,892
Total segment operating expenses	$19,383	$7,808	$4,024	$9,128	$896	$41,239

Reconciliation to net income
Property general and administrative						$1,230
Advisor fees						16,730
Company level expenses						2,476
Depreciation and amortization						48,025
Total operating expenses						$109,700
Other income and (expenses):
Interest expense						$(29,085)
Income from unconsolidated real estate affiliates and fund investments						4,057
Gain on disposition of property and extinguishment of debt, net						106,872
Total other income and (expenses)						$81,844
Net income						$98,934

	Apartments	Industrial	Office	Retail	Other	Total
Nine Months Ended September 30, 2018

Capital expenditures by segment	$3,769	$1,253	$188	$1,982	$90	$7,282

Revenues:
Rental revenue	$35,643	$30,032	$22,355	$34,981	$228	$123,239
Other revenue	2,124	3	165	283	1,696	4,271
Total revenues	$37,767	$30,035	$22,520	$35,264	$1,924	$127,510
Operating expenses:
Real estate taxes	$6,414	$5,818	$2,155	$4,352	$409	$19,148
Property operating expenses	10,492	2,286	4,358	5,251	558	22,945
Total segment operating expenses	$16,906	$8,104	$6,513	$9,603	$967	$42,093

Reconciliation to net income
Property general and administrative						$700
Advisor fees						14,832
Company level expenses						2,073
Depreciation and amortization						46,125
Total operating expenses						$105,823
Other income and (expenses):
Interest expense						$(21,160)
Income from unconsolidated real estate affiliates and fund investments						2,301
Gain on disposition of property and extinguishment of debt						29,665
Total other income and (expenses)						$10,806
Net income						$32,493

NOTE 11—DISTRIBUTIONS PAYABLE
On August 8, 2019, our board of directors approved a gross dividend for the third quarter of 2019 of $0.135 per share to stockholders of record as of September 27, 2019. The dividend was paid on or around November 1, 2019. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.135 per share, less applicable class-specific fees, if any.
On August 8, 2019, our board of directors approved a special dividend of $0.04 per share to stockholders of record as of September 27, 2019. The dividend was paid on or around November 1, 2019. The special dividend will reduce the tax liability in several states from the capital gains on the sale of 111 Sutter Street.
NOTE 12—SUBSEQUENT EVENTS
On October 3, 2019, the joint venture owning Presley Uptown entered into a $30,000 mortgage payable. The mortgage note bears an interest rate of 3.25% and matures on November 1, 2029.
On October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties, which may be sourced from our real properties or from third parties.
In connection with the DST Program, on October 16, 2019, we, our operating partnership and our Advisor amended and restated our Advisory Agreement to provide that (1) our operating partnership will pay our Advisor an advisory fee comprised of two separate components: (a) a fixed component in an amount equal to 1/365th of 1.25% of our operating partnership’s NAV for each class of outstanding operating partnership units for each day, accrued daily and payable monthly in arrears; and (b) a performance component calculated for each class of operating partnership units on the basis of the total return attributable to that class in any calendar year, such that for any year in which the total return per operating partnership unit for such class exceeds 7% per annum, our Advisor will receive 10% of the excess total return allocable to that class, accrued daily and payable annually in arrears; (2) to the extent we hold assets outside of our operating partnership (“excluded assets”), we will also pay our Advisor an advisory fee comprised of two separate components: (a) a fixed component in an amount equal to 1/365th of 1.25% of the NAV attributable to the excluded assets for each class of outstanding shares for each day, accrued daily and payable monthly in arrears; and (b) a performance component calculated for each class of shares on the basis of the total return (excluding certain distributions attributable to our ownership of operating partnership units or other interest in our operating partnership) on the excluded assets attributable to that class in any calendar year, such that for any year in which the total return per share from the excluded assets for such class exceeds 7% per annum, our Advisor will receive 10% of the excess total return from the excluded assets allocable to that class, accrued daily and payable annually in arrears; and (3) we or our operating partnership will reimburse our Advisor for DST Program organizational and offering expenses incurred by our Advisor or any of its affiliates, unless it has agreed to receive a fee in lieu of reimbursement.
In connection with the DST Program, on October 16, 2019, we, as initial limited partner, and the General Partner amended and restated our operating partnership’s limited partnership agreement to (1) establish five classes of operating partnership units that correspond to our five classes of shares of common stock; and (2) add a redemption right so that each limited partner (other than us and the General Partner) generally has a right, after a one-year holding period, to cause our operating partnership to redeem all or a portion of its operating partnership units for, at our sole discretion, shares of our common stock, cash or a combination of both.
In connection with the DST Program, on October 16, 2019, we, our operating partnership, JLL Exchange TRS, LLC, our taxable REIT subsidiary that is wholly owned by our operating partnership (the “TRS”), and the Dealer Manager entered into a dealer manager agreement, pursuant to which the Dealer Manager will serve as the exclusive dealer manager for the DST Offerings on a “best efforts” basis. Under the dealer manager agreement, the TRS may pay to the Dealer Manager upfront selling commissions, upfront dealer manager fees and placement fees, some of which may be waived or reallowed to participating broker-dealers. In addition, the Dealer Manager may receive an ongoing investor servicing fee, which could continue for so long as the investor in the DST Program holds beneficial interests, Class A operating partnership units or Class A shares that were issued in connection with the DST Program, payable by the Delaware Statutory Trusts, our operating partnership or us, respectively.
On November 7, 2019, our board of directors approved a gross dividend for the fourth quarter of 2019 of $0.135 per share to stockholders of record as of December 30, 2019. The dividend will be paid on or around February 1, 2020. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of September 30, 2019, were comprised of:
Apartment

•	The Edge at Lafayette,

•	Townlake of Coppell,

•	AQ Rittenhouse,

•	Lane Parke Apartments,

•	Dylan Point Loma,

•	The Penfield,

•	180 North Jefferson,

•	Jory Trail at the Grove,

•	The Reserve at Johns Creek,

•	Villas at Legacy (acquired in 2018),

•	Stonemeadow Farms (acquired 2019),

•	Summit at San Marcos (acquired 2019), and

•	Presley Uptown (acquired 2019).

Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	3325 Trinity Boulevard,

•	Charlotte Distribution Center,

•	DFW Distribution Center,

•	O'Hare Industrial Portfolio,

•	Tampa Distribution Center,

•	Aurora Distribution Center,

•	Valencia Industrial Portfolio,

•	Pinole Point Distribution Center,

•	Mason Mill Distribution Center,

•	Fremont Distribution Center (acquired 2019),

•	3324 Trinity Boulevard (acquired 2019), and

•	Taunton Distribution Center (acquired 2019).
Office

•	Monument IV at Worldgate,

•	140 Park Avenue,

•	San Juan Medical Center, and

•	Genesee Plaza (acquired 2019).
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons,

•	Whitestone Market,

•	Maui Mall,

•	Silverstone Marketplace,

•	Kierland Village Center,

•	Timberland Town Center, and

•	Montecito Marketplace.
Other

•	South Beach Parking Garage.
Sold Properties

•	Station Nine Apartments (sold in 2018), and

•	111 Sutter Street (sold in 2019).

Discussions surrounding our Unconsolidated Properties refer to the following properties as of September 30, 2019:

Property	Property Type
Chicago Parking Garage	Parking
NYC Retail Portfolio	Retail
Pioneer Tower	Office
The Tremont	Apartment
The Huntington	Apartment
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
Estimated Percent of Fair Value as of September 30, 2019:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2019 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of September 30, 2019.

Properties
Properties owned at September 30, 2019 are as follows:

					Percentage Leased as of September 30, 2019
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette (1)	Lafayette, LA	January 15, 2008	100%	207,000	70%
Townlake of Coppell (2)	Coppell, TX	May 22, 2015	90	351,000	92
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	99
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	98
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	96
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	96
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	95
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	93
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	95
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	93
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	94
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	96
Presley Uptown	Charlotte, NC	September 30, 2019	98	190,000	96
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue South	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue South	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue South	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	66
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	82
24823 Anza Drive	Santa Clarita, CA	June 29, 2016	100	31,000	100

					Percentage Leased as of September 30, 2019
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	70
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	91
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	93
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	85
Retail Segment:
The District at Howell Mill (2)	Atlanta, GA	June 15, 2007	88%	306,000	96%
Grand Lakes Marketplace (2)	Katy, TX	September 17, 2013	90	131,000	98
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	96
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	99
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	100
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	88
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	97
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	97
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	99
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	98
Other Segment:
South Beach Parking Garage (3)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (4)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (5)	NY/NJ	December 8, 2015	14	2,012,000	94%
Pioneer Tower (6)	Portland, OR	June 28, 2016	100	296,000	82
The Tremont (2)	Burlington, MA	July 19, 2018	75	175,000	98
The Huntington (2)	Burlington, MA	July 19, 2018	75	115,000	98
________

(1)	On December 27, 2018, we acquired our joint venture partner's 22% interest in the property.

(2)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(3)	The parking garage contains 343 stalls. This property is owned leasehold.

(4)	We own a condominium interest in the building that contains a 366 stall parking garage.

(5)	We own an approximate 14% interest in a portfolio of 9 urban infill retail properties located in the greater New York City area.

(6)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of September 30, 2019:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	13	3,154,000	26%	94%	$21.61
Industrial	32	6,525,000	54	98	5.10
Office	5	532,000	5	96	37.02
Retail	11	1,675,000	14	96	21.57
Other	1	130,000	1	N/A	N/A
Total	62	12,016,000	100%	97%	$13.07

________

(1)	Amount calculated as in-place minimum base rent for all occupied space at September 30, 2019 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of September 30, 2019, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $12.14 for our consolidated properties.
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
Over the past six years we have acquired 75 properties (all of these consistent with our investment strategy), sold 32 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of September 30, 2019, we raised gross proceeds of over $1,971,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $2,496,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $498,000 and repurchase shares of our common stock for approximately $465,000.

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
On July 2, 2019, we acquired Genesee Plaza, a 161,000 square foot two building medical office campus located in San Diego, California, for approximately $89,500. The acquisition was funded by the assumption of a six-year mortgage loan that bears interest at a fixed rate of 4.30% in the amount of $41,546 and with cash on hand.
On July 31, 2019, we acquired Summit at San Marcos, a 273-unit apartment property located in Chandler, Arizona, for approximately $71,750. The acquisition was funded with a draw on the Credit Facility and cash on hand.
On August 23, 2019, we acquired Taunton Distribution Center, a 200,000 square foot industrial distribution center located in Taunton, Massachusetts, for approximately $25,700. The acquisition was funded with cash on hand.
On September 30, 2019, we acquired a 97.5% interest in Presley Uptown, a 230-unit apartment property in the Uptown submarket of Charlotte, North Carolina. The joint venture acquired the property for approximately $55,250. The acquisition was funded with a draw on the Credit Facility and cash on hand.
Property Dispositions
On February 7, 2019, we sold 111 Sutter Street for approximately $227,000 less closing costs. We recorded a gain on the sale of the properties in the amount of $107,108. The sale generated a large long-term taxable gain that will impact the characterization of our dividends paid for 2019.
Stock Repurchases
For the nine months ended September 30, 2019, we repurchased $74,205 of shares of our common stock through the share repurchase plan.
Financing
We repaid mortgage notes payable related to 111 Sutter Street, Grand Prairie Distribution Center and The Reserve at Johns Creek in the amounts of $52,297, $8,600 and $23,085, respectively.
On July 22, 2019, we entered into a $45,000 mortgage payable on Stonemeadow Farms. The interest-only mortgage note bears an interest rate of 3.62% and matures on August 5, 2029.
Subsequent Events
On October 3, 2019, the joint venture owning Presley Uptown entered into a $30,000 mortgage payable. The mortgage note bears an interest rate of 3.25% and matures on November 1, 2029.
On October 16, 2019, through our operating partnership, we initiated the DST Program to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties, which may be sourced from our real properties or from third parties.

In connection with the DST Program, on October 16, 2019, we, our operating partnership and our Advisor amended and restated our Advisory Agreement to provide that (1) our operating partnership will pay our Advisor an advisory fee comprised of two separate components: (a) a fixed component in an amount equal to 1/365th of 1.25% of our operating partnership’s NAV for each class of outstanding operating partnership units for each day, accrued daily and payable monthly in arrears; and (b) a performance component calculated for each class of operating partnership units on the basis of the total return attributable to that class in any calendar year, such that for any year in which the total return per operating partnership unit for such class exceeds 7% per annum, our Advisor will receive 10% of the excess total return allocable to that class, accrued daily and payable annually in arrears; (2) to the extent we hold assets outside of our operating partnership (“excluded assets”), we will also pay our Advisor an advisory fee comprised of two separate components: (a) a fixed component in an amount equal to 1/365th of 1.25% of the NAV attributable to the excluded assets for each class of outstanding shares for each day, accrued daily and payable monthly in arrears; and (b) a performance component calculated for each class of shares on the basis of the total return (excluding certain distributions attributable to our ownership of operating partnership units or other interest in our operating partnership) on the excluded assets attributable to that class in any calendar year, such that for any year in which the total return per share from the excluded assets for such class exceeds 7% per annum, our Advisor will receive 10% of the excess total return from the excluded assets allocable to that class, accrued daily and payable annually in arrears; and (3) we or our operating partnership will reimburse our Advisor for DST Program organizational and offering expenses incurred by our Advisor or any of its affiliates, unless it has agreed to receive a fee in lieu of reimbursement.
In connection with the DST Program, on October 16, 2019, we, as initial limited partner, and the General Partner amended and restated our operating partnership’s limited partnership agreement to (1) establish five classes of operating partnership units that correspond to our five classes of shares of common stock; and (2) add a redemption right so that each limited partner (other than us and the General Partner) generally has a right, after a one-year holding period, to cause our operating partnership to redeem all or a portion of its operating partnership units for, at our sole discretion, shares of our common stock, cash or a combination of both.
In connection with the DST Program, on October 16, 2019, we, our operating partnership, JLL Exchange TRS, LLC, our taxable REIT subsidiary that is wholly owned by our operating partnership (the “TRS”), and the Dealer Manager entered into a dealer manager agreement, pursuant to which the Dealer Manager will serve as the exclusive dealer manager for the DST Offerings on a “best efforts” basis. Under the dealer manager agreement, the TRS may pay to the Dealer Manager upfront selling commissions, upfront dealer manager fees and placement fees, some of which may be waived or reallowed to participating broker-dealers. In addition, the Dealer Manager may receive an ongoing investor servicing fee, which could continue for so long as the investor in the DST Program holds beneficial interests, Class A operating partnership units or Class A shares that were issued in connection with the DST Program, payable by the Delaware Statutory Trusts, our operating partnership or us, respectively.
On November 7, 2019, our board of directors approved a gross dividend for the fourth quarter of 2019 of $0.135 per share to stockholders of record as of December 30, 2019. The dividend will be paid on or around February 1, 2020. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 35% as of September 30, 2019.
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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the nine months ended September 30, 2019 and 2018 are referred to as our comparable properties.
Results of Operations for the Three Months Ended September 30, 2019 and 2018
Revenues
The following chart sets forth revenues by reportable segment for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ Change	% Change
Revenues:
Rental revenue
Apartment	$11,508	$11,218	$290	2.6%
Industrial	10,403	10,148	255	2.5
Office	3,431	3,598	(167)	(4.6)
Retail	11,308	11,558	(250)	(2.2)
Other	71	76	(5)	(6.6)
Comparable properties total	$36,721	$36,598	$123	0.3%
Recent acquisitions and sold properties	6,494	5,276	1,218	23.1
Total rental revenue	$43,215	$41,874	$1,341	3.2%

Other revenue
Apartment	$619	$740	$(121)	(16.4)%
Industrial	1	1	—	—
Office	22	3	19	633.3
Retail	106	94	12	12.8
Other	519	534	(15)	(2.8)
Comparable properties total	$1,267	$1,372	$(105)	(7.7)%
Recent acquisitions and sold properties	303	69	234	339.1
Total other revenue	$1,570	$1,441	$129	9.0%
Total revenues	$44,785	$43,315	$1,470	3.4%

Rental revenues at comparable properties were flat for the three months ended September 30, 2019 as compared to the same period in 2018. The decrease within our retail and office segments is primarily related to recovery revenue and expenses no longer being reflected in our operations for tenants that contract and pay expenses directly as of the result of new accounting guidance adopted on January 1, 2019, which applies to current and future periods. Recovery revenue related to real estate taxes had the largest impact with decreases reflecting $296 within the industrial segment, $164 within the retail segment and $137 within the office segment. Offsetting this impact were increases in rental revenue from new leases signed at Kendall Distribution Center and Valencia Industrial Portfolio resulting in an increase in rental revenue of $393 and $191, respectively, as well as an increase of $290 from our apartment properties due to higher occupancy and slightly higher rates.
Other revenues relate mainly to parking and nonrecurring revenue such as termination fees. Other revenue at comparable properties decreased by $105 for the three months ended September 30, 2019 as compared to the same period in 2018. The decrease is primarily related to lower parking revenue of $58 at 180 N Jefferson due to short term construction work occurring near the property.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$2,307	$2,128	$179	8.4%
Industrial	1,706	1,928	(222)	(11.5)
Office	347	403	(56)	(13.9)
Retail	1,175	1,400	(225)	(16.1)
Other	107	105	2	1.9
Comparable properties total	$5,642	$5,964	$(322)	(5.4)%
Recent acquisitions and sold properties	869	537	332	61.8
Total real estate taxes	$6,511	$6,501	$10	0.2%

Property operating expenses
Apartment	$3,517	$3,513	$4	0.1%
Industrial	809	988	(179)	(18.1)
Office	532	566	(34)	(6.0)
Retail	1,811	1,897	(86)	(4.5)
Other	179	167	12	7.2
Comparable properties total	$6,848	$7,131	$(283)	(4.0)%
Recent acquisitions and sold properties	1,618	1,401	217	15.5
Total property operating expenses	$8,466	$8,532	$(66)	(0.8)%
Total operating expenses	$14,977	$15,033	$(56)	(0.4)%
Real estate taxes at comparable properties decreased by $322 for the three months ended September 30, 2019 as compared to the same period in 2018. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases. The decrease is primarily related to expenses no longer being reflected in our operations for tenants that pay real estate taxes directly as a result of the new lease accounting guidance adopted on January 1, 2019, which applies to current and future periods. Offsetting the decrease were increases in real estate taxes at Lane Parke Apartments and 180 Jefferson Street within our apartment segment during the three months ended September 30, 2019.

Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties decreased $283 for the three months ended September 30, 2019 as compared to the same period in 2018. Within our industrial segment, DFW Distribution Center experienced a decrease in expenses of $188 related to repairs and maintenance projects.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ Change	% Change
Property general and administrative	$497	$71	$426	600.0%
Advisor fees	5,956	5,059	897	17.7
Company level expenses	1,057	560	497	88.8
Depreciation and amortization	18,232	16,237	1,995	12.3
Interest expense	8,902	8,107	795	9.8
(Income) loss from unconsolidated affiliates and fund investments	(221)	1,604	(1,825)	(113.8)
Loss on disposition of property and extinguishment of debt, net	236	—	236	100.0
Total expenses	$34,659	$31,638	$3,021	9.5%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased during the three months ended September 30, 2019 as compared to the same period in 2018 due to state income taxes of $200 resulting from the tax gain on the sale of 111 Sutter Street and an increase in legal expenses.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $897 for the three months ended September 30, 2019 as compared to the same period of 2018 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. The increase of $497 in company level expenses for the three months ended September 30, 2019 is primarily related to corporate legal fees and increased professional service fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $1,995 in depreciation and amortization expense for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily related to the acquisition of new properties.
Interest expense increased by $795 for the three months ended September 30, 2019 as compared to the same period in 2018 primarily as a result of a $1,632 decrease in the fair value of our interest rate swaps and cap during the three months ended September 30, 2019 as compared to the same period of 2018.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended September 30, 2019, we recorded a $510 decrease in the fair value of our investment in the NYC Retail Portfolio and a distribution of income totaling $431 as compared to an $861 increase in the fair value during the same period of 2018.
Loss on disposition of property and extinguishment of debt of $237 is related to the early extinguishment of debt on The Reserve at Johns Creek during the three months ended September 30, 2019.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018
Revenues
The following chart sets forth revenues by reportable segment, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ Change	% Change
Revenues:
Rental revenue
Apartment	$34,260	$33,504	$756	2.3%
Industrial	30,263	30,032	231	0.8
Office	10,350	10,944	(594)	(5.4)
Retail	33,883	34,981	(1,098)	(3.1)
Other	239	228	11	4.8
Comparable properties total	$108,995	$109,689	$(694)	(0.6)%
Recent acquisitions and sold properties	12,492	13,550	(1,058)	(7.8)
Total rental revenue	$121,487	$123,239	$(1,752)	(1.4)%

Other revenue
Apartment	$2,070	$2,066	$4	0.2%
Industrial	369	3	366	12,200
Office	48	9	39	433.3
Retail	650	264	386	146.2
Other	1,749	1,696	53	3.1
Comparable properties total	$4,886	$4,038	$848	21.0%
Recent acquisitions and sold properties	417	233	184	79.0
Total other revenue	$5,303	$4,271	$1,032	24.2%
Total revenues	$126,790	$127,510	$(720)	(0.6)%
Rental revenue at comparable properties decreased by $694 for the nine months ended September 30, 2019 as compared to the same period in 2018. The decrease within our office and retail segment is primarily related to recovery revenue and expenses no longer being reflected in our operations for tenants that contract and pay expenses directly as of the result of new accounting guidance adopted on January 1, 2019, which applies to current and future periods. Recovery revenue related to real estate taxes had the largest impact with decreases reflecting $882 within the industrial segment, $400 within the retail segment and $373 within the office segment. Offsetting this impact were increases in rental revenue from new leases signed at Kendall Distribution Center and Valencia Industrial Portfolio resulting in an increase in rental revenue of $599 and $403, respectively, as well as an increase of $756 from our apartment properties due to higher occupancy and slightly higher rental rates for the nine months ended September 30, 2019 as compared to the same period for 2018. Additionally, within our retail segment, The District at Howell Mill had decreased real estate tax recoveries of $388 related to a tax refund received by the property.
Other revenues relate mainly to parking and nonrecurring revenue such as termination fees. Other revenue at comparable properties increased by $848 for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase is primarily related to termination fees received at Pinole Point Distribution Center in the amount of $350, Skokie Commons of $282 and Silverstone Marketplace of $105 during the nine months ended September 30, 2019, which did not occur during the same period of 2018. A new lease was signed in conjunction with the lease termination at Pinole Point Distribution and the property remains 100% leased as of September 30, 2019.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$6,446	$5,994	$452	7.5%
Industrial	4,936	5,818	(882)	(15.2)
Office	994	1,334	(340)	(25.5)
Retail	3,827	4,352	(525)	(12.1)
Other	346	409	(63)	(15.4)
Comparable properties total	$16,549	$17,907	$(1,358)	(7.6)%
Recent acquisitions and sold properties	1,798	1,241	557	44.9
Total real estate taxes	$18,347	$19,148	$(801)	(4.2)%

Property operating expenses
Apartment	$9,928	$9,736	$192	2.0%
Industrial	2,328	2,283	45	2.0
Office	1,508	1,602	(94)	(5.9)
Retail	5,301	5,251	50	1.0
Other	550	558	(8)	(1.4)
Comparable properties total	$19,615	$19,430	$185	1.0%
Recent acquisitions and sold properties	3,277	3,515	(238)	(6.8)
Total property operating expenses	$22,892	$22,945	$(53)	(0.2)%
Total operating expenses	$41,239	$42,093	$(854)	(2.0)%
Real estate taxes at comparable properties decreased by $1,358 for the nine months ended September 30, 2019 as compared to the same period in 2018. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases. The decrease is primarily related to expenses no longer being reflected in our operations for tenants that pay real estate taxes directly as a result of the new lease accounting guidance adopted on January 1, 2019, which applies to current and future periods.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties were in line with the prior year.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ Change	% Change
Property general and administrative	$1,230	$700	$530	75.7%
Advisor fees	16,730	14,832	1,898	12.8
Company level expenses	2,476	2,073	403	19.4
Depreciation and amortization	48,025	46,125	1,900	4.1
Interest expense	29,085	21,160	7,925	37.5
Income from unconsolidated affiliates and fund investments	(4,057)	(2,301)	(1,756)	76.3
Gain on disposition of property and extinguishment of debt	(106,872)	(29,665)	(77,207)	260.3
Total (income) expenses	$(13,383)	$52,924	$(66,307)	(125.3)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $530 for the nine months ended September 30, 2019 as compared to the same period in 2018 due to state income taxes of $200 resulting from the tax gain on the sale of 111 Sutter Street and increase in both legal expenses and expenses related to unsuccessful acquisitions during the nine months ended September 30, 2019.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $1,898 for the nine months ended September 30, 2019 as compared to the same period of 2018 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $403 for the nine months ended September 30, 2019 as compared to the same period in 2018 primarily related to corporate legal fees and increased professional service fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense for the nine months ended September 30, 2019 as compared to the same period in 2018 increased as additional expense from acquisitions offset lower expenses from property dispositions.
Interest expense increased by $7,925 for the nine months ended September 30, 2019 as compared to the same period in 2018 as a result of unrealized losses on our interest rate swaps more than offsetting the decrease in interest expense due to a lower outstanding balance on our Credit Facility and extinguishment of mortgage notes payable.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the nine months ended September 30, 2019, we recorded a $1,845 increase in the fair value in the NYC Retail Portfolio and a distribution of income totaling $1,479 as compared to a $2,401 increase in the fair value and no distributions of income during the same period of 2018.
Gain on disposition of property and extinguishment of debt of $106,871 is primarily related to the disposition of 111 Sutter Street during the nine months ended September 30, 2019 whereas the gain during the nine months ended September 30, 2018 relates to the sale of Station Nine Apartments.

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
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to Jones Lang LaSalle Income Property Trust, Inc. to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$(4,882)	$(3,301)	$98,891	$32,448
Real estate depreciation and amortization (1)	20,322	19,347	54,471	52,450
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	510	861	(108,949)	(32,065)
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$15,950	$16,907	$44,413	$52,833
Weighted average shares outstanding, basic and diluted	154,940,895	135,528,172	146,953,945	134,339,555
NAREIT FFO per share, basic and diluted	$0.10	$0.12	$0.30	$0.39
________

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$15,950	$16,907	$44,413	$52,833
Straight-line rental income (1)	(1,080)	(637)	(2,387)	(2,073)
Amortization of above- and below-market leases (1)	(802)	(943)	(2,192)	(2,572)
Amortization of net discount on assumed debt (1)	(14)	(25)	118	(95)
Loss (gain) on derivative instruments and extinguishment or modification of debt (1)	1,354	(523)	7,265	(3,972)
Adjustment for investment accounted for under the fair value option (2)	17	1,132	695	3,284
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$15,425	$15,911	$47,912	$47,405
Weighted average shares outstanding, basic and diluted	154,940,895	135,528,172	146,953,945	134,339,555
AFFO per share, basic and diluted	$0.10	$0.12	$0.33	$0.35
________

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.

NAV as of September 30, 2019
The following table provides a breakdown of the major components of our NAV as of September 30, 2019:

	September 30, 2019
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,489,192	$743,980	$201,445	$331,511	$89,412	$2,855,540
Debt	(495,939)	(247,764)	(67,086)	(110,402)	(29,777)	(950,968)
Other assets and liabilities, net	8,362	4,177	1,131	1,862	503	16,035
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,001,615	$500,393	$135,490	$222,971	$60,138	$1,920,607
Number of outstanding shares	82,636,172	41,214,118	11,150,953	18,356,527	4,957,915
NAV per share	$12.12	$12.14	$12.15	$12.15	$12.13
________

(1)	The value of our real estate investments was greater than the historical cost by 8.3% as of September 30, 2019.
The following table provides a breakdown of the major components of our NAV as of December 31, 2018:

	December 31, 2018
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,364,829	$765,577	$212,971	$187,080	$120,287	$2,650,744
Debt	(517,004)	(290,004)	(80,674)	(70,867)	(45,565)	(1,004,114)
Other assets and liabilities, net	13,805	7,743	2,154	1,892	1,216	26,810
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$861,630	$483,316	$134,451	$118,105	$75,938	$1,673,440
Number of outstanding shares	71,187,722	39,869,130	11,083,034	9,738,086	6,270,479
NAV per share	$12.10	$12.12	$12.13	$12.13	$12.11
________

(1)	The value of our real estate investments was greater than the historical cost by 10.0% as of December 31, 2018.
The increase in NAV per share from December 31, 2018 to September 30, 2019, was related to a net increase of 0.34% in the value of our portfolio. Property operations for the nine months ended September 30, 2019 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of September 30, 2019:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.31%	5.58%	5.58%	5.56%	6.25%	5.50%
Discount rate/internal rate of return (IRR)	6.48	6.19	6.25	6.32	7.89	6.35
Annual market rent growth rate	2.98	3.00	2.89	3.02	3.30	2.99
Holding period (years)	10.00	10.00	10.00	10.00	21.92	10.16
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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		September 30, 2019	December 31, 2018
Discount Rate - weighted average	0.25% increase	(1.9)%	(1.9)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.8)	(2.7)
Annual market rent growth rate - weighted average	0.25% decrease	(1.5)	(1.4)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $32,567 higher and $18,731 lower than the carrying values at September 30, 2019 and December 31, 2018, respectively. The NAV per share would have decreased and increased by $0.12 and $0.14 per share at September 30, 2019 and December 31, 2018, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and will be recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of September 30, 2019 and December 31, 2018 were $86,431 and $70,451, respectively.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Line of Credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Proceeds from our private offering and DST program
•	Other Company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ Change
Net cash provided by operating activities	$50,225	$48,945	$1,280
Net cash used in investing activities	(180,149)	(30,178)	(149,971)
Net cash provided by (used in) financing activities	153,001	(17,698)	170,699
Cash provided by operating activities increased by $1,280 for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase in cash from operating activities is primarily from an increase in operating distributions from our unconsolidated joint ventures as well as from the operations of our acquisitions occurring in 2018 and 2019.
Cash used in investing activities increased by $149,971 for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily related to cash used to acquire new properties during the nine months ended September 30, 2019 as compared to the same period in 2018, offset by cash received from the sale of 111 Sutter Street.
Cash provided by (used in) financing activities increased by $170,699 for the nine months ended September 30, 2019 as compared to the same period in 2018. The change is primarily related to an increase in cash received from stock subscriptions of $242,347 offset by an increase in net paydowns from the extinguishment of mortgage notes payable and payments on the Credit Facility totaling $48,256 during the nine months ended September 30, 2019 as compared to the same period in 2018.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at September 30, 2019 and December 31, 2018:

	Consolidated Debt
	September 30, 2019		December 31, 2018
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$788,367	3.66%	$789,099	3.67%
Variable	46,000	3.38	90,000	3.85
Total	$834,367	3.64%	$879,099	3.69%
Covenants
At September 30, 2019, we were in compliance with all debt covenants.
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
On October 16, 2019, through our operating partnership, we initiated the DST Program to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties, which may be sourced from our real properties or from third parties.
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
The operating agreement for Townlake of Coppell allows the unrelated third party joint venture partner, owning a 10% interest, to put its interest to us at a market determined value. During the three months ending September 30, 2019, we received notice from our partner and expect to acquire its 10% interest before December 31, 2019 for approximately $6,000.
The operating agreement for Presley Uptown allows the unrelated third party joint venture partner, owning a 2.5% interest, to put its interest to us at a market determined value starting September 30, 2022 until September 30, 2024.

Off Balance Sheet Arrangements
At September 30, 2019, we had approximately $110 in an outstanding letter of credit that is not reflected on our balance sheet. We have no other off balance sheet arrangements.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of September 30, 2019, we had consolidated debt of $834,367. Including the $6,442 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $827,925 at September 30, 2019. We also entered into interest rate swap agreements on $212,800 of debt, which cap the LIBOR rate at between 1.0% and 2.6%. A 0.25% movement in the interest rate on the $46,000 of variable-rate debt would result in an approximately $115 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2019, the fair value of our mortgage notes payable was estimated to be $24,875 higher than the carrying value of $834,367. If treasury rates were 0.25% higher at September 30, 2019, the fair value of our mortgage notes payable would have been $14,809 higher than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2019, we repurchased 2,079,742 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2019	424,980	$12.18	424,980	—
August 1 - August 31, 2019	754,710	12.19	754,710	—
September 1 - September 30, 2019	900,052	12.23	900,052	—
Total	2,079,742	$12.21	2,079,742	—
________
(1)     Redemptions are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended September 30, 2019.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2012)

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013)

3.3
First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014)

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014)

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014)

3.6
Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015)

3.7	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016)

3.8
Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11 filed with the SEC on October 16, 2019)

10.1*	Form of First Amended and Restated Trust Agreement

10.2*	Form of Master Lease

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document
__________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 8, 2019	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 8, 2019	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer