Form 10-K
period 2019-12-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2020-03-10
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Title of each class
Class A Common Stock, $.01 par value
Class M Common Stock, $.01 par value
Class A-I Common Stock, $.01 par value
Class M-I Common Stock, $.01 par value
Class D Common Stock, $.01 par value
_________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2019, the aggregate market value of the 77,598,812 shares of Class A common stock, 40,802,153 shares of Class M common stock, 10,954,810 shares of Class A-I common stock, 14,329,536 shares of Class M-I common stock and 5,448,111 shares of Class D common stock held by non-affiliates of the registrant was $943,602, $496,970, $133,539, $174,534, and $66,249 for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively, based upon the last net asset value of $12.16, $12.18, $12.19, $12.18 and $12.16 per share for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively.

As of March 10, 2020, there were 94,210,815 shares of Class A common stock, 38,801,355 shares of Class M common stock, 11,122,334 shares of Class A-I common stock, 28,021,881 shares of Class M-I common stock and 4,957,915 shares of Class D common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2019, we owned interests in a total of 77 properties, located in 20 states.
We own, and plan to continue to own, all or substantially all of our assets through JLLIPT Holdings LP, a Delaware limited partnership (our “operating partnership”), of which we are the initial limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary is the sole general partner. The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). This structure is intended to facilitate tax deferred contributions of properties to our operating partnership in exchange for limited partnership interests in our operating partnership. A transfer of property directly to a REIT in exchange for shares of common stock of a REIT is generally a taxable transaction to the transferring property owner. In an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction.
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
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public Offering term to the extent permissible under applicable law. As of December 31, 2019, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $542,060.
On March 3, 2015, we commenced a private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2019, we have raised aggregate gross proceeds from the sale of shares of our Class D shares in our Follow-on Private Offering of $68,591.
On October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2019, we have not raised any proceeds from our DST Program.

As of December 31, 2019, 88,007,721 shares of Class A common stock, 39,036,770 shares of Class M common stock, 11,153,567 shares of Class A-I common stock, 22,589,599 shares of Class M-I common stock, and 4,957,915 shares of Class D common stock were outstanding and held by a total of 17,246 stockholders.

LaSalle acts as our advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). The term of our Advisory Agreement expires June 5, 2020, subject to an unlimited number of successive one-year renewals. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2019, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $30,867.
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
We intend to use financial leverage to provide additional funds to support our investment activities. We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets) of between approximately 30% and 50%. Our Company leverage ratio was 33% and 39% at December 31, 2019 and 2018, respectively. We intend to continue to use portions of the proceeds from our offerings to retire certain borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets, other than intangibles, valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are currently in compliance with the charter limitations on our indebtedness.
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

GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2019:

	Real Estate Portfolio
	Number of Properties	Net Rentable Square Feet	Estimated Percent of Fair Value
South	18	5,001,000	25%
West	29	4,176,000	43
East	17	3,462,000	19
Midwest	13	2,370,000	13
Total	77	15,009,000	100%
The following charts sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2019, 2018 and 2017:

FOREIGN OPERATIONS
We previously owned one property outside the United States, a multi-tenant office building located in Calgary, Canada. We were subject to currency risk and general Canadian economy risks associated with this investment. This property accounted for approximately 7% of our consolidated office revenues for the year ended December 31, 2017 and approximately 1% of our consolidated revenues for the year ended December 31, 2017. The Canadian property was disposed of on July 26, 2017.

DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during the years ending December 31, 2019, 2018 and 2017 were as follows:

	For the year ended December 31,
	2019	2018	2017
Office
Amazon(1)	45%	30%	30%
Summit Medical Group	15%	12%	11%
Sugar Publishing (2)	3%	11%	9%
________

(1)
Amazon, including Whole Foods, also accounted for 4%, 4%, and 5% of the consolidated revenues in the retail segment in 2019, 2018 and 2017, respectively, and 5%, 6% and 6% of the consolidated revenues in the industrial segment in 2019, 2018 and 2017, respectively.

(2)	The property leasing to this tenant was sold on February 7, 2019.
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

AVAILABLE INFORMATION
We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. The SEC maintains a website (www.sec.gov) where the reports, proxy and information statements, and other information that we file electronically with the SEC can be accessed free of charge. Our website is www.JLLIPT.com. We may use our website as a distribution channel for material information about our Company. Our reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports are posted on our website as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference.
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
On November 4, 2014, as contemplated in our Advisory Agreement, we agreed to reimburse LaSalle for a portion of certain of our executive officers’ compensation associated with work performed on the First Extended Public Offering prior to the effective date. Under this arrangement a total of $125 was reimbursed over a four-year period beginning on January 16, 2015.

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

We have a history of operating losses and cannot assure you that we will sustain profitability.
As a consequence of recognizing depreciation in connection with the properties we own, we have a history of operating losses and cannot assure you that we will sustain profitability. As a result, since our inception in 2004, we have experienced net losses (calculated in accordance with U.S. generally accepted accounting principles ("GAAP")) over a number of years. The extent of our future operating losses are highly uncertain, and we may not sustain profitability.

The availability, timing and amount of cash distributions to you is uncertain.
Our board of directors declared quarterly distributions for our stockholders beginning in the first quarterly period following the initial closing of our first offering on December 23, 2004 through March 31, 2009. We did not pay distributions for the nine quarterly periods from March 2009 to September 30, 2011, but we have declared quarterly distributions for our stockholders every quarter since. Most recently, on March 3, 2020, our board of directors declared a quarterly distribution of $0.135 per share for the first quarter of 2020. We bear all expenses incurred in our operations, which are deducted from cash funds generated from operations prior to computing the amount of cash for distribution to stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital or other purposes, which was the policy of our board of directors between March 2009 through September 2011 when we suspended our distributions as a part of our cash conservation strategy adopted in response to the uncertain economic climate and extraordinary conditions in the commercial real estate industry.

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
Our Advisor’s officers and key real estate professionals will identify potential investments in properties and other real estate-related assets that are consistent with our investment guidelines for our possible acquisition. However, our Advisor may not acquire an investment in a property unless it has reviewed and approved presenting it to us in accordance with its allocation policies. LaSalle and its affiliates will advise other investment programs that invest in properties and real estate-related assets in which we may be interested, including the DST Program. LaSalle could face conflicts of interest in determining which programs will have the opportunity to acquire and participate in such investments as they become available. As a result, other investment programs advised by LaSalle may compete with us with respect to certain investments that we may want to acquire. Our Advisor also has discretion to choose which of our properties to syndicate in the DST Program, which presents conflicts because our Advisor and LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor (the “Dealer Manager”), earn fees from the DST Program.
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
Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence our Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement;

•	the decision to adjust the value of our real estate portfolio or the value of certain portions of our portfolio of other real estate-related assets, or the calculation of our NAV;

•	public offerings of equity by us, which may result in increased advisory fees of the Advisor;

•	competition for tenants from affiliated programs that own properties in the same geographic area as us;

•	whether to sell interests in certain of our real properties through the DST Program and to select which properties to be sold through the DST Program; and

•	asset sales, which may allow LaSalle or its affiliates to earn disposition fees and commissions.
We currently have, and may enter into, agreements with subsidiaries of our Sponsor to perform certain services for our real estate portfolio.
Subsidiaries of our Sponsor provide property management, leasing and other services to property owners, and currently provides certain services to us with respect to a portion of our properties, and we may engage subsidiaries of our Sponsor to perform additional property or construction management, leasing and other services related to our real estate portfolio. The fees, commissions and expense reimbursements paid to our Sponsor in connection with these services have not and will not be determined with the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. Even though all such agreements will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could receive from a third party.
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
Any market deterioration may cause the value of our real estate investments to decline.
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

The DST Program could subject us to liabilities from litigation or otherwise.
On October 16, 2019, we, through our operating partnership, initiated the DST Program to raise capital in private placements exempt from registration under the Securities Act through the sale of beneficial interests to “accredited investors” in specific Delaware statutory trusts holding DST Properties. We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. However, there is no guarantee that the DST Program will provide the tax benefits expected by investors. Investors who acquire beneficial interests pursuant to such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the sole member and manager of the general partner of our operating partnership, we may become subject to liability, from litigation or otherwise, as a result of the DST Program, including in the event an investor fails to qualify for any desired tax benefits.
The DST Program will not shield us from risks related to the performance of the DST Properties held through such structures.
Pursuant to the DST Program, certain of our existing real properties and real properties acquired from third parties may be placed into Delaware statutory trusts, the beneficial interests of which will be sold to investors. We will hold long-term leasehold interests in each DST Property pursuant to a master lease, which is intended to be fully guaranteed by our operating partnership. Under each master lease we will be responsible for subleasing the DST Property to occupying tenants until the earlier of the expiration of the master lease or our operating partnership’s exercise of the fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the Delaware statutory trusts from the investors in exchange for operating partnership units or cash (the “FMV Option”), which means that we bear the risk that the underlying cash flow from a DST Property may be less than the master lease payments. Therefore, even though we will no longer own the DST Property, because of the fixed terms of the master lease guaranteed by our operating partnership, negative performance by the DST Property could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations. In addition, although our operating partnership will hold a FMV Option to reacquire each DST Property, the purchase price will be based on the then-current fair market value of the DST Property, without regard for the rental terms fixed by the master lease. Therefore, we may pay more for the DST Property upon the FMV Option exercise if the property value appreciates while held by the Delaware statutory trust than if we had not placed such property in the DST Program.
We may own beneficial interests in trusts owning DST Properties that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.
In connection with the launch of our DST Program, we may own beneficial interests in Delaware statutory trusts owning DST Properties that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements, and in some cases the financing documents, used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.
DST Properties may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such DST Properties for other purposes such as paying down debt, distributions or additional investments.
DST Properties may later be reacquired through the exercise of our operating partnership’s FMV Option. In such cases the investors who become limited partners in our operating partnership will generally still be tied to the DST Property in terms of basis and built-in gain for tax purposes. As a result, if the DST Property is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then capital gains tax will be triggered on the investors’ built-in gain. Although we are not contractually obligated to do so, we will explore the consequences of executing 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the investors if such replacement property ever is sold. As a result of these factors, placing real properties into the DST Program may limit our ability to access liquidity from such real properties or replacement properties through sale without triggering taxes due to the built-in gain tied to investors in the DST Program. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, distributions or additional investments.

Cash payments to redeem operating partnership units will reduce cash available for distribution to our stockholders or to honor their repurchase requests under our share repurchase program.
Following a one-year holding period, the holders of operating partnership units (other than us and the general partner) generally have the right to cause our operating partnership to redeem all or a portion of their operating partnership units for, at our sole discretion, shares of our common stock, cash, or a combination of both. An election to redeem operating partnership units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ repurchase requests under our share repurchase program.
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
As of December 31, 2019, our diversification of current fair value of our consolidated properties by property type consisted of 34% in the apartment property sector, 26% in the industrial property sector, 13% in the office property sector, 26% in the retail property sector and 1% in the other property sector. As of December 31, 2019, we also owned an interest in unconsolidated properties in the office, retail and other property sectors. Because our portfolio consists primarily of apartment, industrial, office, retail and other properties, we are subject to risks inherent in investments in these property types and including the risk that e-commerce poses to retail. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.
Additionally, as of December 31, 2019, approximately 43% and 25% of the current fair value of our consolidated properties was geographically concentrated in the western and southern United States, respectively. Moreover, our properties located in California, Texas and Illinois accounted for approximately 19%, 16% and 11% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office, retail, industrial or apartment properties, industry slowdowns, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office, retail, industrial or apartment space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.
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
Real estate historically has experienced significant fluctuations and cycles in value that have resulted in reductions in the value of real estate-related investments. Real estate will continue to be subject to such fluctuations and cycles in value in the future that may negatively impact the value of our investments. The marketability and value of our investments will depend on many factors beyond our control. The ultimate performance of our investments will be subject to the varying degrees of risk generally incident to the ownership and operation of the underlying real properties. The ultimate value of our investment in the underlying real properties depends upon our ability to operate the real properties in a manner sufficient to maintain or increase revenues in excess of operating expenses and debt service. Revenues and the values of our properties may be adversely affected by:

•	changes in national or international economic conditions;

•	the cyclicality of real estate;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	the financial condition of tenants, buyers and sellers of properties;

•	competition from other properties offering the same or similar services;

•	changes in interest rates and in the availability, cost and terms of mortgage debt;

•	access to capital;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	the ongoing need for capital improvements (particularly in older structures);

•	changes in real estate tax rates and other operating expenses;

•	adverse changes in governmental rules and fiscal policies;

•	civil unrest;

•	acts of God, earthquakes, hurricanes, climate change and other natural disasters, acts of war, acts of terrorism (any of which may result in uninsured losses), epidemics and pandemics;

•	adverse changes in zoning laws; and

•	other factors that are beyond our control or the control of the real property owners.
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
Leases (excluding our apartment properties) representing approximately 7% and 5% of the annualized minimum base rent from our consolidated properties, as of December 31, 2019, were scheduled to expire in 2020 and 2021, respectively. Because we compete with a number of other developers, owners and managers of office, retail, industrial and apartment properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, historic economic turmoil led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who purchase properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.
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
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2019, we had interests in six joint ventures that collectively own 14 properties across the United States accounting for 20% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.
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

In addition, the events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile properties to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act, which has been extended through 2027, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may affect the general real estate lending market, lending volume and the market’s overall loss of liquidity may reduce the number of suitable investment opportunities available to us and the pace at which its investments are made. We currently carry terrorism insurance under our master insurance program on all of our investments.
We are subject to additional risks from our international investments.
We do not own any properties located outside the United States as of December 31, 2019 but may purchase investments located outside the United States, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:

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
As of December 31, 2019, we had total outstanding indebtedness of $836,818. Our Company leverage ratio, calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets, was 33% as of December 31, 2019 and 2018. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to acquire the property secured by the mortgage loan, acquire additional properties or pay down other debt. We may also use our line of credit as a flexible borrowing source to cover short-term capital needs, for new property acquisitions and for working capital.

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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2019, we had $743,135 in aggregate outstanding mortgage notes payable, which had maturity dates through March 1, 2054.
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
The phase-out of LIBOR could affect interest rates for our Term Loans and interest rate cap and swap arrangements.
LIBOR is used as a reference rate for our Term Loans and our interest rate cap and swap arrangements. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist at that time, if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or if SOFR, or another alternative rate reference rate, attains market traction as a LIBOR replacement. Our Term Loans and interest rate cap and swap arrangements provide that if LIBOR is no longer available, then the parties to the agreements shall enter into an amendment utilizing the prevailing market convention for determining the rate of interest for syndicated loans in the United States at the time. In such circumstances the interest rates on our Term Loans and in our interest rate cap and swap arrangements may change. The new rates may not be as favorable as those in effect prior to any LIBOR phase-out. In addition, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.

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
We are organized and operated in a manner intended to qualify to be taxed as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2004. REIT qualification requires ongoing satisfaction of various requirements regarding our organization, the nature of our gross income and assets and the amount of dividends we distribute. In addition, future legislative, judicial or administrative changes to the federal income tax laws, which could be applied retroactively, could result in our disqualification as a REIT. If the Internal Revenue Service (the "IRS") determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved and our NAV because:

•	we would be subject to federal and applicable state and local corporate income taxation on our taxable income;

•	we would not be permitted to take a deduction for dividends paid to stockholders in computing our taxable income; and

•	we could not re-elect to be taxed as a REIT for four taxable years following the year during which we were disqualified (unless we were entitled to relief under applicable statutory provisions).
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
On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning before January 1, 2026.
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
To qualify as a REIT, we generally must distribute annually to our stockholders dividends equal to a minimum of 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain. We will be subject to regular corporate income taxes on any undistributed REIT taxable income, including undistributed net capital gain each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to pay distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than securities that are qualifying assets for purposes of the 75% asset test and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than securities that are qualifying assets for purposes of the 75% asset test and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Finally, no more than 25% of our assets may consist of debt instruments that are issued by "publicly offered REITs" and would not otherwise be treated as qualifying real estate assets. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
The IRS may take the position the gains from sales of our properties are subject to a 100% prohibited transaction tax.
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
We may be subject to federal and state taxes on our income or property even if we qualify as a REIT for federal income tax purposes, including:

•
in order to qualify as a REIT, we are required to distribute as dividends annually at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income, including undistributed net capital gains;

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

Section 163(j) of the Code, as amended by the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The new rules for business interest expense will apply to us and at the level of each entity in which or through which it invests that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
The maximum U.S. federal income tax rate for “qualified dividend income” payable by U.S. corporations to individual U.S. stockholders is currently 20%. However, dividends payable by REITs that are not designated as capital gain dividends or qualified dividend income generally are not eligible for the reduced rates applicable to qualified dividend income and generally are taxed at ordinary income tax rates. In taxable years beginning before January 1, 2026, non-corporate U.S. stockholders are entitled to a deduction of up to 20% of the amount of their qualified REIT dividends, subject to certain limitations. Nevertheless non-corporate investors may perceive investment in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at lower rates as qualified dividends.

There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.
The publication of LIBOR rates may be discontinued by 2022. We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations have been issued that would treat certain modifications that would be taxable events under current law as non-taxable events. The proposed Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
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
DESCRIPTION OF REAL ESTATE
Our investments in real estate assets as of December 31, 2019 consisted of interests in wholly-owned properties and six joint ventures. The following table sets forth information with respect to our real estate assets by segment as of December 31, 2019. We own a fee simple interest in all properties unless otherwise noted.

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette(1)	Lafayette, LA	100%	2007	January 15, 2008	207,000	70%
Townlake of Coppell(2)	Coppell, TX	100	1986	May 22, 2015	351,000	94
AQ Rittenhouse	Philadelphia, PA	100	2015	July 30, 2015	92,000	98
Lane Parke Apartments	Mountain Brook, AL	100	2014	May 26, 2016	263,000	91
Dylan Point Loma	San Diego, CA	100	2016	August 9, 2016	204,000	98
The Penfield	St. Paul, MN	100	2013	September 22, 2016	245,000	91
180 North Jefferson	Chicago, IL	100	2004	December 1, 2016	217,000	94
Jory Trail at the Grove	Wilsonville, OR	100	2012	July 14, 2017	315,000	96
The Reserve at Johns Creek	Johns Creek, GA	100	2007	July 28, 2017	244,000	96
Villas at Legacy	Plano, TX	100	1999	June 6, 2018	340,000	97
Stonemeadow Farms	Bothell, WA	100	1999	May 13, 2019	228,000	95
Summit at San Marcos	Chandler, AZ	100	2018	July 31, 2019	257,000	96
Presley Uptown(3)	Charlotte, NC	98	2016	September 30, 2019	190,000	92
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	100%	2002	June 30, 2005	409,000	100%
Norfleet Distribution Center	Kansas City, MO	100	2007	February 27, 2007	702,000	100
Suwanee Distribution Center	Suwanee, GA	100	2013	June 28, 2013	559,000	100
South Seattle Distribution Center
3800 1st Avenue South	Seattle, WA	100	1968	December 18, 2013	162,000	100
3844 1st Avenue South	Seattle, WA	100	1949	December 18, 2013	101,000	100
3601 2nd Avenue South	Seattle, WA	100	1980	December 18, 2013	60,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	100	2013	January 22, 2014	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	100	2015	May 31, 2019	145,000	100
Charlotte Distribution Center	Charlotte, NC	100	1991	June 27, 2014	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	441,000	100
4055 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	100	1985	September 30, 2015	31,000	100
1225 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	109,000	100
1300 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	71,000	100
1301 Mittel Drive	Wood Dale, IL	100	1985	September 30, 2015	53,000	100
1350 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	56,000	100
2501 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	198,000	100
2601 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	124,000	100
Tampa Distribution Center	Tampa, FL	100	2009	April 11, 2016	386,000	100
Aurora Distribution Center	Aurora, IL	100	2016	May 19, 2016	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	87,000	100
28145 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	114,000	100
28904 Paine Avenue	Valencia, CA	100	1999	June 29, 2016	117,000	100

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
24823 Anza Drive	Santa Clarita, CA	100	1988	June 29, 2016	31,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	100	1988	June 29, 2016	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	100	2016	September 8, 2016	225,000	100
6015 Giant Road	Richmond, CA	100	2016	September 8, 2016	252,000	100
6025 Giant Road	Richmond, CA	100	2016	December 29, 2016	41,000	100
Mason Mill Distribution Center	Buford, GA	100	2016	December 20, 2017	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	100	1991	March 29, 2019	117,000	100
45630 Northport Loop East	Fremont, CA	100	1995	March 29, 2019	120,000	100
Taunton Distribution Center	Taunton, MA	100	2016	August 23, 2019	200,000	70
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	122,000	100
1825 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	89,000	92
Office Segment:
Monument IV at Worldgate	Herndon, VA	100%	2001	August 27, 2004	228,000	100%
140 Park Avenue	Florham Park, NJ	100	2015	December 21, 2015	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	100	2015	April 1, 2016	40,000	91
Genesee Plaza
9333 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	80,000	89
9339 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	81,000	86
Retail Segment:
The District at Howell Mill(3)	Atlanta, GA	88%	2006	June 15, 2007	306,000	99%
Grand Lakes Marketplace(3)	Katy, TX	90	2012	September 17, 2013	131,000	98
Oak Grove Plaza	Sachse, TX	100	2003	January 17, 2014	120,000	95
Rancho Temecula Town Center	Temecula, CA	100	2007	June 16, 2014	165,000	99
Skokie Commons	Skokie, IL	100	2015	May 15, 2015	97,000	98
Whitestone Market	Austin, TX	100	2003	September 30, 2015	145,000	99
Maui Mall	Kahului, HI	100	1971	December 22, 2015	235,000	88
Silverstone Marketplace	Scottsdale, AZ	100	2015	July 27, 2016	78,000	88
Kierland Village Center	Scottsdale, AZ	100	2001	September 30, 2016	118,000	94
Timberland Town Center	Beaverton, OR	100	2015	September 30, 2016	92,000	96
Montecito Marketplace	Las Vegas, NV	100	2007	August 8, 2017	190,000	99
Other Segment:
South Beach Parking Garage(4)	Miami Beach, FL	100%	2001	January 28, 2014	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage(5)	Chicago, IL	100%	2003	December 23, 2014	167,000	N/A
NYC Retail Portfolio(6)	NY/NJ	14	1996 - 2004	December 8, 2015	2,014,000	91%
Pioneer Tower(7)	Portland, OR	100	1990	June 28, 2016	308,000	82
The Tremont(3)	Burlington, MA	75	2016	July 19, 2018	175,000	95
The Huntington(3)	Burlington, MA	75	2018	July 19, 2018	115,000	93
___________

(1)	On December 27, 2018, we acquired our joint venture partner's 22% interest in the property.

(2)	On December 5, 2019, we acquired our joint venture partner's 10% interest in the property.

(3)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(4)	The parking garage contains 343 stalls. This property is owned leasehold.

(5)	We own a condominium interest in the building that contains a 366 stall parking garage.

(6)	We own an approximate 14% interest in a portfolio of 9 urban infill retail properties located in the greater New York City area.

(7)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.

ACQUISITIONS
2019 Acquisitions
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
On December 5, 2019, we acquired Chandler Distribution Center, a 211,000 square foot industrial distribution center located in Chandler, Arizona for $31,000. The acquisition was funded with cash on hand.
On December 5, 2019, we acquired our joint venture partner's 10% interest in Townlake of Coppell for approximately $6,000 plus the assumption of the joint venture partners pro rata share of the mortgage loan in the amount of $2,880. The acquisition was funded with cash on hand.
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

DISPOSITIONS
2019 Dispositions
On January 7, 2019, two retail properties in the NYC Retail Portfolio with a combined 148,000 square feet were sold and the mortgage loans were extinguished.
On February 7, 2019, we sold 111 Sutter Street for approximately $227,000 less closing costs. In connection with the disposition, the mortgage loan associated with the property of approximately $52,300 was retired. We recorded a gain on the sale of property in the amount of $107,108.
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

FINANCING
The following is a summary of the mortgage notes for our consolidated properties as of December 31, 2019:

Property	Interest Rate	Maturity Date	Principal Balance
Townlake of Coppell	3.25%	June 1, 2020	$28,514
Suwanee Distribution Center	3.66	October 1, 2020	19,100
140 Park Avenue	3.00	March 1, 2021	22,800
Monument IV at Worldgate	3.13	February 1, 2023	40,000
Aurora Distribution Center	3.39	June 1, 2023	13,850
180 N Jefferson	3.89	July 1, 2023	45,000
Grand Lakes Marketplace	4.20	October 1, 2023	23,900
Oak Grove Plaza	4.17	February 1, 2024	9,384
South Seattle Distribution Center	4.38	March 1, 2024	18,250
Charlotte Distribution Center	3.66	September 1, 2024	9,764
Jory Trail at the Grove	3.81	February 1, 2025	44,250
Skokie Commons	3.31	June 1, 2025	24,400
DFW Distribution Center	3.23	June 1, 2025	17,720
AQ Rittenhouse	3.65	September 1, 2025	26,370
Timberland Town Center	4.07	October 1, 2025	21,220
Whitestone Market	3.58	December 1, 2025	25,750
Maui Mall	3.64	June 1, 2026	37,894
Rancho Temecula Town Center	4.02	July 1, 2026	28,000
Dylan Point Loma	3.83	September 1, 2026	40,500
Lane Parke Apartments	3.18	November 1, 2026	37,000
The District at Howell Mill	5.30	March 1, 2027	30,378
The Penfield	3.57	March 1, 2054	36,977
Genesee Plaza	4.30	January 1, 2025	41,114
Stonemeadow Farms	3.62	August 1, 2029	45,000
The Reserve at Johns Creek	3.58	December 1, 2029	26,000
Presley Uptown	3.25	November 1, 2029	30,000

On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan (the “ First Term Loan”). On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year term loan maturing on May 26, 2022 (the “Second Term Loan”). We collectively refer to the First Term Loan and the Second Term Loan as the “Term Loans.” On December 12, 2018, we expanded and extended our Credit Facility to provide for a borrowing capacity of $400,000, by increasing our Revolving Line of Credit to $300,000 with a new maturity date of May 25, 2021. We also extended our Term Loans by one year with new maturity dates of May 25, 2023. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 25, 2021 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2019, we believe no material adverse effects had occurred.
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
At December 31, 2019, we had nothing outstanding under the Revolving Line of Credit and $100,000 outstanding under the Term Loans at LIBOR + 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at December 31, 2019). At December 31, 2018, we had $90,000 outstanding under the Revolving Line of Credit and $100,000 outstanding under the Term Loans.
At December 31, 2019, we were in compliance with all debt covenants.
INSURANCE
Although we believe our investments are currently adequately covered by insurance consistent with the terms and levels of coverage that are standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.

    OPERATING STATISTICS
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2019:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	13	3,154,000	26%	93%	34%	$21.85
Industrial	34	6,736,000	55	99	26	5.71
Office	5	534,000	4	95	13	36.92
Retail	11	1,675,000	14	96	26	21.36
Other	1	130,000	1	N/A	1	N/A
Total	64	12,229,000	100%	97%	100%	$13.26
________

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2019 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

The following table shows our operating statistics by property type for our unconsolidated properties as of December 31, 2019:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	2	290,000	10%	98%	26%	$34.61
Office	1	308,000	12	82	31	31.10
Retail	9	2,014,000	72	92	38	33.43
Other	1	167,000	6	N/A	5	N/A
Total	13	2,779,000	100%	91%	100%	$33.33
________

(1)	Amount calculated as in-place minimum base rent for all occupied space at December 31, 2019 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of December 31, 2019, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $12.50 for our consolidated properties. As of December 31, 2019, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2020 (2)	45	$6,805	597,000	7%
2021	38	5,038	395,000	5
2022	50	7,824	718,000	9
2023	55	11,845	1,520,000	13
2024	44	9,018	968,000	10
2025 and thereafter	131	51,157	4,678,000	56
Total	363	$91,687	8,876,000
________

(1)
Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2019 presented in the year of lease expiration.

(2)
Does not include 3,382 leases totaling approximately 2,937,000 square feet and approximately $64,213 in annualized minimum base rent associated with the 13 apartment properties we owned as of December 31, 2019.

As of December 31, 2019, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2020 (2)	22	$9,759	251,000	15%
2021	21	16,176	378,000	24
2022	22	12,502	419,000	19
2023	10	2,792	63,000	4
2024	16	10,859	328,000	16
2025 and thereafter	32	14,830	605,000	22
Total	123	$66,918	2,044,000
________

(1)
Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2019 presented in the year of lease expiration.

(2)
Does not include 292 leases totaling approximately 286,000 square feet and approximately $9,827 in annualized minimum base rent associated with the two apartment properties we owned as of December 31, 2019.

The following table shows the aggregate occupancy rates for our consolidated properties as of December 31, 2019 and each of the previous five years:

As of December 31,	Occupancy Rate for Consolidated Properties	Occupancy Rate for Unconsolidated Properties
2019	97%	91%
2018	94	93
2017	94	95
2016	95	97
2015	97	98
2014	97	—

The following tables show the occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2019 and 2018:

	Occupancy Rate at December 31, 2019	Occupancy Rate at December 31, 2018	Change
Apartments	93%	94%	(1)%
Industrial	99	93	6
Office	95	92	3
Retail	96	97	(1)
Total	97%	94%	3%

	Average Minimum Base Rent per Occupied Square Foot (1)
	December 31, 2019	December 31, 2018	Change
Apartments	$21.85	$21.52	$0.33
Industrial	5.71	5.36	0.35
Office	36.92	43.41	(6.49)
Retail	21.36	20.65	0.71
Total	$13.26	$13.86	$(0.60)
________

(1)	Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our apartment properties occupancy rate remained fairly consistent from December 31, 2018 to December 31, 2019. The average minimum base rents per occupied square foot for our apartment properties at December 31, 2019 increased slightly when compared to December 31, 2018, primarily due to the acquisitions of Stonemeadow Farms and Presley Uptown, which have a higher rent per square foot.
Our industrial property's occupancy rate increased from December 31, 2018 to December 31, 2019 as a result of successful leasing at Kendall Distribution Center. The average minimum base rents per occupied square foot for our industrial properties at December 31, 2019 increased slightly when compared to December 31, 2018, primarily due to the acquisitions of Fremont Distribution Center, Taunton Distribution Center, and Chandler Distribution Center, which have a higher rent per square foot.
Our office property's occupancy rate increased from December 31, 2018 to December 31, 2019 as a result of the 111 Sutter Street disposition. The average minimum base rent per occupied square foot for our office properties at December 31, 2019 decreased when compared to December 31, 2018, primarily due the disposition of 111 Sutter Street. The leases at 111 Sutter Street had a higher rent per square foot.
Our retail property's occupancy rate remained fairly consistent from December 31, 2018 to December 31, 2019. The average minimum base rents per occupied square foot for our retail properties at December 31, 2019 increased slightly when compared to December 31, 2018, primarily due to contractual rent increases across the portfolio.
The occupancy rate of our properties increased across the overall portfolio from December 31, 2018 to December 31, 2019, primarily due to successful leasing at Kendall Distribution Center. The average minimum base rent per occupied square foot decreased slightly from December 31, 2018 to December 31, 2019, primarily due to the disposition of 111 Sutter Street.

PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our consolidated properties based on their percentage of annualized minimum base rent as of December 31, 2019:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Amazon (3)	Monument IV at Worldgate, Pinole Point Distribution Center, Maui Mall & Grand Lakes Marketplace	Online Retailer / Grocery Store	Various	Various	$11,709	4%	7%
Williams Sonoma	Pinole Point, Taunton Distribution Center	Home Products Retails	Various	Various	2,835	3	2
Musician's Friend	Norfleet Distribution Center	Online Retailer	December 31, 2026	Three 5-year options	2,760	6	2
Quanta Computer	Fremont Distribution Center	Computer Manufacturer	August 1, 2025	Two 5-year options	2,563	2	2
Mitsubishi Electric	Suwanee Distribution Center	Electronics Manufacturer	July 31, 2023	None	2,520	5	2
Summit Medical Group	140 Park Ave.	Medical Practice	April 30, 2030	Three 5-year options	2,500	1	2
Kroger	Oak Grove Plaza, Skokie Commons, Montecito Marketplace	Grocery Store	Various	Various	2,470	2	2
Fruit of the Earth	Grand Prairie Distribution Center	Personal Care Products	Various	Two 5-year options	1,832	3	1
The TJX Companies	Maui Mall, The District at Howell Mill & Montecito Marketplace	Discount Retailer	Various	Various	1,742	1	1
Michelin North America	Charlotte Distribution Center	Aircraft Tires	October 31, 2028	One 5-year option	1,703	3	1
Total					$32,634	30%	22%
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

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties based on percentage of annualized minimum base rent as of December 31, 2019:

Properties	% of Total Area	% of Annualized Minimum Base Rent (1)
Monument IV at Worldgate	2%	6%
180 North Jefferson	2	5
Lane Park Apartment	2	4
Genesee Plaza	1	4
The Penfield	2	4
Dylan at Point Loma	2	4
Townlake of Coppell	3	4
Stonemeadow Farms	2	3
Jory Trail at the Grove	3	3
Villas at Legacy	3	3
Total	22%	40%
________

(1)	Minimum base rent is calculated as in-place minimum base rent excluding any above- and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.

Item 3.	Legal Proceedings.
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

MARKET FOR COMMON EQUITY
We have five classes of common stock authorized as of December 31, 2019, Class A, Class M, Class A-I, Class M-I and Class D. On July 6, 2018, our Second Extended Public Offering was declared effective, pursuant to which we sell to the public shares of Class A, Class M, Class A-I and Class M-I common stock. On March 3, 2015, we commenced a private offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. The fees payable to the Dealer Manager with respect to each outstanding share of each class, as a percentage of NAV, are as follows:
Second Extended Public Offering

	Selling Commission	Dealer Manager Fee (1)
Class A Shares	up to 3.0%	0.85%
Class M Shares	—	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	—	—%
________

(1)
Each Class A, Class M and Class A-I share sold in a public offering will automatically convert into the number of Class M-I shares based on the then-current applicable NAV of each class on the date following the termination of the primary portion of such public offering in which we, with the assistance of the Dealer Manager, determine that total underwriting compensation paid with respect to such public offering equals 10% of the gross proceeds from the primary portion of such public offering.

Private Offering

	Selling Commission	Dealer Manager Fee
Class D Shares	up to 1.0%	—%
The selling commission and dealer manager fee are offering costs and will be recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable by share class as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Class A Shares	$80,215	$59,257
Class M Shares	10,028	8,163
Class A-I Shares	3,207	3,031
Total	$93,450	$70,451
Our common stock is not currently traded on any exchange and there is no established public trading market for our common stock. As of March 10, 2020, there were 17,920 stockholders of record of our common stock, including 11,201 holders of Class A, 4,619 holders Class M, 63 holders Class A-I, 2,036 holders of Class M-I and 1 holder of Class D shares.

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
A fundamental element of the valuation process, the valuation of our properties and the DST Properties, is managed by our independent valuation advisor, RERC, LLC (formally known as Real Estate Research Corporation), a valuation firm selected by our advisor and approved by our board of directors, including a majority of our independent directors. RERC, LLC, founded in 1931, is one of the longest-serving commercial real estate research, valuation and consulting firms in the nation with offices throughout the United States. RERC, LLC is engaged in the business of rendering opinions regarding the value of commercial real estate properties and is not affiliated with us or our advisor. The compensation we pay to our independent valuation advisor is based on the number of properties appraised and is not based on the estimated values of such properties. While our independent valuation advisor is responsible for providing our property valuations, our independent valuation advisor is not responsible for, and does not calculate, our daily NAV. Effective January 1, 2018, our NAV and our NAV per share are calculated by ALPS Fund Service Inc., ("ALPS"), in accordance with the valuation guidelines established by our board of directors. Our advisor is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV, in each case, as performed by ALPS.

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
The DST Properties will be valued in a manner that is consistent with the guidelines described above for wholly owned properties but without regard for the master lease and FMV Option, and such values will be included in our or our operating partnership’s NAV calculation only to the extent of our or our operating partnership’s interest in such DST Properties. In addition, the cash received or a loan made in exchange for the sale of interests in a DST Property will be valued as our assets.
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

NAV as of December 31, 2019
The following table presents our historical NAV per share as of each date indicated below:

	NAV per Share
Quarter Ended	Class A	Class M	Class A-I	Class M-I	Class D
December 31, 2019	$12.22	$12.24	$12.25	$12.25	$12.23
September 30, 2019	12.12	12.14	12.15	12.15	12.13
June 30, 2019	12.16	12.18	12.19	12.18	12.17
March 31, 2019	12.12	12.14	12.14	12.14	12.12
December 31, 2018	12.10	12.12	12.13	12.13	12.11
September 30, 2018	11.90	11.93	11.93	11.93	11.92
June 30, 2018	11.79	11.82	11.82	11.82	11.81
March 31, 2018	11.72	11.75	11.76	11.76	11.74
The increase in NAV from December 31, 2018 to December 31, 2019 is primarily related to an overall 2.0% increase in the values of our properties during 2019.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2019:

	December 31, 2019
Component of NAV	Class A	Class M	Class A-I	Class M-I	Class D	Total
Real estate investments(1)	$1,552,723	$689,964	$197,282	$399,430	$87,543	$2,926,942
Debt	(509,806)	(226,536)	(64,774)	(131,145)	(28,743)	(961,004)
Other assets and liabilities, net	32,375	14,386	4,114	8,328	1,825	61,028
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,075,292	$477,814	$136,622	$276,613	$60,625	$2,026,966
Number of outstanding shares	88,007,721	39,036,770	11,153,567	22,589,599	4,957,915
NAV per share	$12.22	$12.24	$12.25	$12.25	$12.23
________

(1)	The value of our real estate investments was greater than the historical cost by approximately 9.4% as of December 31, 2019.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2018:

	December 31, 2018
Component of NAV	Class A	Class M	Class A-I	Class M-I	Class D	Total
Real estate investments(1)	$1,364,829	$765,577	$212,971	$187,080	$120,287	$2,650,744
Debt	(517,004)	(290,004)	(80,674)	(70,867)	(45,565)	(1,004,114)
Other assets and liabilities, net	13,805	7,743	2,154	1,892	1,216	26,810
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$861,630	$483,316	$134,451	$118,105	$75,938	$1,673,440
Number of outstanding shares	71,187,722	39,869,130	11,083,034	9,738,086	6,270,479
NAV per share	$12.10	$12.12	$12.13	$12.13	$12.11
________

(1)	The value of our real estate investments was greater than the historical cost by approximately 10.0% as of December 31, 2018.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2019:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.21%	5.53%	5.56%	5.56%	6.25%	5.45%
Discount rate/internal rate of return (IRR)	6.46	6.14	6.31	6.30	7.89	6.33
Annual market rent growth rate	3.10	3.02	2.93	3.02	3.30	3.03
Holding period (years)	10.00	10.00	10.00	10.00	21.95	10.16
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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		December 31, 2019	December 31, 2018
Discount Rate - weighted average	0.25% increase	(2.0)%	(1.9)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.8)	(2.7)
Annual market rent growth rate - weighted average	0.25% decrease	(1.5)	(1.4)
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

REGISTERED SALES OF EQUITY SECURITIES

On July 6, 2018, our Second Extended Public Offering was declared effective by the SEC (Commission File No. 333-222533), registering up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public Offering term to the extent permissible under applicable law. From July 6, 2018 through December 31, 2019, we had raised gross proceeds from the sale of shares of Class A, Class M, Class A-I and Class M-I common stock in the Second Extended Public Offering of $235,114, $58,729, $2,858 and $174,465, respectively.
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
The per share purchase price for shares sold in our offerings varies from day-to-day and, on each day, equaled our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. The Dealer Manager, continues to serve as the dealer manager for the Second Extended Public Offering.
From July 6, 2018 through December 31, 2019, we recognized selling commissions, dealer manager fees and organization and other offering costs in our Second Extended Public Offering in the amounts set forth below:

Selling commissions and dealer manager fees	$4,559
Other organization and offering costs	8,934
Total expenses	13,493
Total public offering proceeds (excluding DRIP proceeds)	471,166
Percentage of public offering proceeds used to pay for other organization and offering costs	1.90%
From July 6, 2018 through December 31, 2019, the net offering proceeds to us from the sale of Class A, Class M, Class A-I and Class M-I shares in the Second Extended Public Offering, after deducting the total expenses incurred as described above, were approximately $226,639, $57,445, $2,771 and $171,159, respectively. As of December 31, 2019, net proceeds from our Second Extended Public Offering have been allocated to purchase interests in real estate of $429,064 and to reduce borrowings by $15,457.
For the year ended December 31, 2019, we have raised $50,309 from the sale of shares pursuant to our distribution reinvestment plan, including $30,391 from the sale of 2,499,634 Class A shares, $11,388 from the sale of 934,347 Class M shares, $3,577 from the sale of 293,449 Class A-I shares, $4,952 from the sale of 406,114 Class M-I shares.
As of December 31, 2019, 88,007,721 shares of Class A common stock, 39,036,770 shares of Class M common stock, 11,153,567 shares of Class A-I common stock, 22,589,599 shares of Class M-I common stock, and 4,957,915 shares of Class D common stock were outstanding and held by a total of 17,246 stockholders.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with indefinite duration. As of December 31, 2019, we have raised aggregate gross proceeds from the sale of 6,156,350 Class D shares in our Follow-on Private Offering of $68,591. The shares of common stock issued in the Private Offering were issued in transactions exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act because the purchasers are accredited investors within the meaning of Regulation D under the Securities Act. The Dealer Manager also serves as the dealer manager for the Follow-on Private Offering. No commissions were paid with respect to the placement of shares in connection with the Follow-on Private Offering.

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

Year ending December 31,	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total Dollar of Repurchases
2017	3,785,034	2,316,084	2,391,087	684,725	431,779	110,288
2018	2,579,302	2,133,312	184,730	513,111	1,261,235	79,177
2019	3,271,008	4,889,772	453,781	73,227	1,312,564	121,822
During the quarter ended December 31, 2019, we fulfilled redemption requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Plan (1)
October 1-October 31, 2019	515,438	$12.14	515,438	—
November 1-November 30, 2019	331,359	12.19	331,359	—
December 1-December 31, 2019	3,034,363	12.30	3,034,363	—
________

(1)	Redemptions are limited as described above.
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

Distributions
The distributions declared per share for each of our classes of common stock for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/28/2019	$0.13500	$0.11216	$0.12662	$0.12653	$0.13500	$0.13500
6/27/2019	0.13500	0.11214	0.12643	0.12653	0.13500	0.13500
9/27/2019 (2)	0.17500	0.15184	0.16642	0.16660	0.17500	0.17500
12/30/2019	0.13500	0.11189	0.12600	0.12674	0.13500	0.13500
Total	$0.58000	$0.48803	$0.54547	$0.54640	$0.58000	$0.58000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/28/2018	$0.13000	$0.10170	$0.12175	$0.12168	$0.12867	$0.13000
6/28/2018	0.13000	0.10687	0.12159	0.12163	0.13000	0.13000
9/27/2018	0.13000	0.10673	0.12149	0.12155	0.13000	0.13000
12/28/2018	0.13000	0.10652	0.12141	0.12145	0.13000	0.13000
Total	$0.52000	$0.42182	$0.48624	$0.48631	$0.51867	$0.52000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/30/2017	$0.12500	$0.09699	$0.11684	$0.11686	$0.12366	$0.12500
6/29/2017	0.12500	0.09660	0.11677	0.11607	0.12365	0.12500
9/28/2017	0.12500	0.09623	0.11663	0.11649	0.12361	0.12500
12/28/2017	0.12500	0.09615	0.11655	0.11643	0.12364	0.12500
Total	$0.50000	$0.38597	$0.46679	$0.46585	$0.49456	$0.50000
________

(1)	Distributions paid are net of dealer manager fees applicable to each share class.

(2)	Includes a special dividend of $.04 per share.

On March 3, 2020, our board of directors declared a quarterly dividend of $0.135 per share for the first quarter of 2020. The distribution will be paid on or around March 30, 2020 to stockholders of record as of March 25, 2020. Stockholders will receive $0.135 per share less applicable class-specific fees. There is no guarantee that we will continue to pay distributions at this rate in the future, or at all.

Year	Distributions Declared Per Share	Total Distributions Declared	Annualized Rate of Return (1)
2017	$0.50	$57,494	4.28%
2018	0.52	61,969	4.25
2019	0.58	80,159	4.69
________

(1)	Annualized rate of return calculated using the weighted average NAV of our common stock as of December 31, 2019.

The following table summarizes our distributions paid over the last three fiscal years:

	For the Year Ended December 31,
	2019	2018	2017
Distributions:
Paid in cash	$25,802	$20,630	$19,002
Reinvested in shares	50,308	39,733	38,814
Total distributions	76,110	60,363	57,816
Source of distributions:
Cash flow from operating activities	62,702	59,393	57,816
Cash flow from investing activities	13,408	970	—
Total sources of distributions	$76,110	$60,363	$57,816

The following table summarizes our distributions paid for each quarter of the last fiscal year:

	For the three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Paid in cash	$8,618	$6,091	$5,363	$5,730
Reinvested in shares	16,734	11,825	11,266	10,483
Total distributions	$25,352	$17,916	$16,629	$16,213

Net cash provided by operating activities	$12,477	$22,563	$15,813	$11,849
Funds from operations (1)	20,269	15,950	13,311	15,152
Total net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	1,042	(4,882)	(2,963)	106,736
________

(1)	See Item 6 below for a reconciliation of net income to funds from operations.

Distribution Reinvestment Plan
Our distribution reinvestment plan allows stockholders to elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share on the distribution date. For the year ended December 31, 2017, we issued 3,401,011 shares of common stock for $38,814 under the distribution reinvestment plan. For the year ended December 31, 2018, we issued 3,363,570 shares of common stock for $39,733 under the distribution reinvestment plan. For the year ended December 31, 2019, we issued 4,133,544 shares of common stock for $50,309 under the distribution reinvestment plan.

Tax Treatment of Distributions
For the year ended December 31, 2019, we paid distributions to stockholders of $76,110. For income tax purposes, 100% of the distributions paid in 2019, will be characterized as long-term capital gain. The distribution declared on November 7, 2019, paid on February 1, 2020, will be a 2020 tax event and is not reflected in the 2019 tax allocation.
The table below summarizes the income tax treatment of distributions paid to Class A stockholders during the year ended December 31, 2019:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income (2)		Return of Capital		Unrecaptured Section 1250 Gains
12/28/2018	2/1/2019	$0.10652	$—	—%	$0.10652	100%	$—	—%	$0.03711
3/28/2019	5/1/2019	0.11216	—	—	0.11216	100	—	—	0.03908
6/27/2019	8/1/2019	0.11214	—	—	0.11214	100	—	—	0.03907
9/27/2019	11/1/2019	0.15184	—	—	0.15184	100	—	—	0.05290
Total		$0.48266	$—	—%	$0.48266	100%	$—	—%	$0.16816
________

(1)	Distributions per share are net of dealer manager fees of 0.85%.

(2)	Distributions of Capital Gain Income include 34.84% of Unrecaptured Section 1250 Gain.
The table below summarizes the income tax treatment of distributions paid to Class M stockholders during the year ended December 31, 2019:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income (2)		Return of Capital		Unrecaptured Section 1250 Gains
12/28/2018	2/1/2019	$0.12141	$—	—%	$0.12141	100%	$—	—%	$0.04230
3/28/2019	5/1/2019	0.12662	—	—	0.12662	100	—	—	0.04411
6/27/2019	8/1/2019	0.12643	—	—	0.12643	100	—	—	0.04405
9/27/2019	11/1/2019	0.16642	—	—	0.16642	100	—	—	0.05798
Total		$0.54088	$—	—%	$0.54088	100%	$—	—%	$0.18844
________

(1)	Distributions per share are net of dealer manager fees of 0.30% of NAV.

(2)	Distributions of Capital Gain Income include 34.84% of Unrecaptured Section 1250 Gain.
The table below summarizes the income tax treatment of distributions paid to Class A-I stockholders during the year ended December 31, 2019:

Record Date	Payment Date	Net Distribution per share (1)	Ordinary Income		Capital Gain Income (2)		Return of Capital		Unrecaptured Section 1250 Gains
12/28/2018	2/1/2019	$0.12145	$—	—%	$0.12145	100%	$—	—%	$0.04231
3/28/2019	5/1/2019	0.12653	—	—	0.12653	100	—	—	0.04408
6/27/2019	8/1/2019	0.12653	—	—	0.12653	100	—	—	0.04408
9/27/2019	11/1/2019	0.16660	—	—	0.16660	100	—	—	0.05804
Total		$0.54111	$—	—%	$0.54111	100%	$—	—%	$0.18851
________

(1)	Distributions per share are net of dealer manager fees of 0.30% of NAV.

(2)	Distributions of Capital Gain Income include 34.84% of Unrecaptured Section 1250 Gain.

The table below summarizes the income tax treatment of distributions paid to Class M-I stockholders during the year ended December 31, 2019:

Record Date	Payment Date	Net Distribution per share	Ordinary Income		Capital Gain Income (1)		Return of Capital		Unrecaptured Section 1250 Gains
12/28/2018	2/1/2019	$0.13000	$—	—%	$0.13000	100%	$—	—%	$0.04529
3/28/2019	5/1/2019	0.13500	—	—	0.13500	100	—	—	0.04703
6/27/2019	8/1/2019	0.13500	—	—	0.13500	100	—	—	0.04703
9/27/2019	11/1/2019	0.17500	—	—	0.17500	100	—	—	0.06097
Total		$0.57500	$—	—%	$0.57500	100%	$—	—%	$0.20032
________

(1)	Distributions of Capital Gain Income include 34.84% of Unrecaptured Section 1250 Gain.
The table below summarizes the income tax treatment of distributions paid to Class D stockholders during the year ended December 31, 2019:

Record Date	Payment Date	Net Distribution per share	Ordinary Income		Capital Gain Income (1)		Return of Capital		Unrecaptured Section 1250 Gains
12/28/2018	2/1/2019	$0.13000	$—	—%	$0.13000	100%	$—	—%	$0.04529
3/28/2019	5/1/2019	0.13500	—	—	0.13500	100	—	—	0.04703
6/27/2019	8/1/2019	0.13500	—	—	0.13500	100	—	—	0.04703
9/27/2019	11/1/2019	0.17500	—	—	0.17500	100	—	—	0.06097
Total		$0.57500	$—	—%	$0.57500	100%	$—	—%	$0.20032
________

(1)	Distributions of Capital Gain Income include 34.84% of Unrecaptured Section 1250 Gain.

Performance Graph (Dollars in whole dollars)
The following graph is a comparison of the cumulative return of our shares of Class M-I common stock (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”) and the National Counsel of Real Estate Investment Fiduciaries Fund Index-Open-End Diversified Core Equity (“ODCE”). The graph assumes that $100 was invested on January 1, 2015 in each of shares of Class M-I common stock, the S&P 500 Index and the ODCE, assuming that all dividends were reinvested without the payment of any commissions. We currently have Class A, Class M, Class A-I, Class M-I and Class D common stock outstanding. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

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

	Year ended December 31,
	2019	2018	2017	2016	2015
Operating Data:
Total revenues	$174,279	$170,512	$164,734	$131,859	$93,230
Net income	100,002	25,604	22,894	5,540	18,351
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$0.66	$0.19	$0.17	$0.05	$0.20
Class M	0.66	0.19	0.16	0.05	0.20
Class A-I	0.66	0.19	0.17	0.05	0.20
Class M-I	0.66	0.18	0.16	0.05	0.18
Class D	0.66	0.18	0.16	0.05	0.17
Weighted average shares outstanding	151,179,459	135,051,377	134,507,458	106,916,148	61,237,711
Cash distributions declared per common share	$0.58	$0.52	$0.50	$0.49	$0.48

Other Data:
Funds from operations attributable to Jones Lang LaSalle Income Property Trust, Inc.(1)	$64,682	$65,202	$69,144	$49,657	$26,226
Funds from operations per share–basic and diluted(1)	$0.43	$0.48	$0.51	$0.46	$0.43

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$2,531,509	$2,196,594	$2,197,107	$2,074,633	$1,319,778
Total mortgage notes and other debt payable(2)	836,818	818,095	879,022	695,613	485,178
Total equity	1,498,757	1,187,292	1,178,257	1,234,541	745,490
________

(1)
Funds from operations (“FFO”) does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income to FFO. Prior year amounts have been recalculated to conform to current year presentation.

(2)	Excludes $52,450 of a mortgage note payable classified as held for sale as of December 31, 2018.
The selected financial data presented above has been impacted by acquisitions and dispositions made during the periods presented as well as by accounting guidance impacting the accounting for discontinued operations, which we adopted on January 1, 2014. These acquisitions, dispositions and new accounting guidance impact the comparability of our results from operations, financial position and cash flows. We are uncertain how the results from operations, financial position and cash flows will be impacted should we make future acquisitions or dispositions.

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
The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Year ended December 31,
	2019	2018	2017	2016	2015
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$99,933	$25,567	$22,548	$4,935	$12,045
Real estate depreciation and amortization(1)	75,888	71,525	68,033	47,731	33,007
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate(1)	(111,139)	(31,890)	(23,079)	(9,885)	(23,754)
Loss on transfer of property	—	—	1,642	—	—
Impairment of depreciable real estate(1)	—	—	—	6,876	4,928
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$64,682	$65,202	$69,144	$49,657	$26,226
Weighted average shares outstanding, basic and diluted	151,179,459	135,051,377	134,507,458	106,916,148	61,237,711
NAREIT FFO per share, basic and diluted	$0.43	$0.48	$0.51	$0.46	$0.43
________

(1)	Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Year ended December 31,
	2019	2018	2017	2016	2015
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$64,682	$65,202	$69,144	$49,657	$26,226
Straight-line rental income(1)	(3,371)	(2,548)	(3,665)	(6,227)	(1,588)
Amortization of above- and below-market leases(1)	(2,886)	(3,360)	(3,494)	(3,058)	(1,584)
Amortization of net premium/(discount) on assumed debt(1)	91	(102)	(183)	(259)	(319)
Loss (gain) on derivative instruments and extinguishment or modification of debt(1)	6,298	(613)	(1,703)	(1,779)	1,183
Adjustment for investment accounted for under the fair value option(2)	712	3,593	2,211	3,077	305
Performance fees	—	1,075	1,269	—	2,280
Acquisition expenses(1)	—	—	—	3,918	2,868
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$65,526	$63,247	$63,579	$45,329	$29,371
Weighted average shares outstanding, basic and diluted	151,179,459	135,051,377	134,507,458	106,916,148	61,237,711
AFFO per share, basic and diluted	$0.43	$0.47	$0.47	$0.42	$0.48
________

(1)	Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2019 were comprised of:

Apartments

•	The Edge at Lafayette,

•	Townlake of Coppell,

•	AQ Rittenhouse,

•	Lane Parke Apartments,

•	Dylan Point Loma,

•	The Penfield,

•	180 North Jefferson,

•	Jory Trail at the Grove (acquired in 2017),

•	The Reserve at Johns Creek Walk (acquired in 2017),

•	Villas at Legacy (acquired in 2018),

•	Stonemeadow Farms (acquired in 2019),

•	Summit at San Marcos (acquired in 2019), and

•	Presley Uptown (acquired in 2019).
Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	Grand Prairie Distribution Center,

•	Charlotte Distribution Center,

•	DFW Distribution Center,

•	O'Hare Industrial Portfolio,

•	Tampa Distribution Center,

•	Aurora Distribution Center,

•	Valencia Industrial Portfolio,

•	Pinole Point Distribution Center,

•	Mason Mill Distribution Center (acquired in 2017),

•	Fremont Distribution Center (acquired in 2019),

•	3324 Trinity Boulevard (acquired in 2019),

•	Taunton Distribution Center (acquired in 2019), and

•	Chandler Distribution Center (acquired in 2019).

Office

•	Monument IV at Worldgate,

•	140 Park Avenue,

•	San Juan Medical Center, and

•	Genesee Plaza (acquired in 2019).

Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons,

•	Whitestone Market,

•	Maui Mall,

•	Silverstone Marketplace,

•	Kierland Village Center,

•	Timberland Town Center, and

•	Montecito Marketplace (acquired 2017).

Other

•	South Beach Parking Garage.

Sold Properties

•	14600 Sherman Way, (sold in 2017, excluded from December 31, 2017 Consolidated Properties),

•	14624 Sherman Way (sold in 2017, excluded from December 31, 2017 Consolidated Properties),

•	Railway Street Corporate Centre (sold in 2017, excluded from December 31, 2017 Consolidated Properties),

•	Joliet Distribution Center (sold in 2017, excluded from December 31, 2017 Consolidated Properties),

•	Station Nine Apartments (sold in 2018, excluded from December 31, 2018 Consolidated Properties), and

•	111 Sutter Street (sold in 2019, excluded from December 31, 2019 Consolidated Properties).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of:

December 31, 2019	December 31, 2018	December 31, 2017
Pioneer Tower	Pioneer Tower	Pioneer Tower
NYC Retail Portfolio (1)	NYC Retail Portfolio (1)	NYC Retail Portfolio (1)
Chicago Parking Garage	Chicago Parking Garage	Chicago Parking Garage
The Tremont (2)	The Tremont (2)
The Huntington (2)	The Huntington (2)
________

(1)	We have elected the Fair Value Option to account for this investment.
(2) Investment was acquired on July 19, 2018.
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
Estimated Percent of Fair Value as of December 31, 2019

Future Lease Expirations
The future lease expiration table represents the lease expirations by both total square feet and annualized minimum base rents for current tenants of our Consolidated Properties (excluding our apartment properties).

Year	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2020 (2)	597,000	$6,805	7%
2021	395,000	5,038	5
2022	718,000	7,824	9
2023	1,520,000	11,845	13
2024	968,000	9,018	10
2025	1,009,000	10,967	12
2026	1,511,000	8,196	9
2027	776,000	12,823	14
2028	687,000	4,485	5
2029 and thereafter	695,000	14,686	16
________

(1)	Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues.

(2)
Does not include 3,382 short-term leases totaling approximately 2,937,000 square feet and approximately $64,213 in annualized minimum base rent associated with the 13 apartment properties as of December 31, 2019.

Ten-Year Debt Repayment
The ten-year debt repayment table represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated Properties and our line of credit.

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2020	$53,137	6%	3.22%
2021	29,626	4	3.92
2022	8,082	1	3.42
2023	230,166	27	4.10
2024	41,393	5	3.77
2025	191,985	23	3.65
2026	138,419	16	5.12
2027	26,772	3	3.42
2028	2,584	—	3.48
2029 and thereafter	120,971	14	3.40
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
Initial Valuations and Estimated Useful Lives or Amortization Periods for Real Estate Investments and Intangibles
These estimates are particularly important as they are used for the allocation of purchase price between building, land and other identifiable intangibles, including above, below and at-market leases. As a result, the impact of these estimates on our operations could be substantial. Significant differences in annual depreciation or amortization expense may result from the differing useful life or amortization periods related to such purchased assets and liabilities.
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of December 31, 2019.
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
On October 16, 2019, through our operating partnership, we initiated the DST Program to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding DST Properties, which may be sourced from our real properties or from third parties.
Over the past six years we have acquired 78 properties (all of these consistent with our investment strategy), sold 35 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing increasing cash flow to our stockholders through our regular quarterly dividend payments.

Capital Raised and Use of Proceeds
As of December 31, 2019, we have raised gross proceeds of approximately $2,110,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from borrowings to acquire approximately $2,533,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $498,000 and repurchase shares of our common stock of approximately $513,000.
We have executed on a number of our key strategic initiatives during 2019, including:
Property Acquisitions

•	acquired Fremont Distribution Center for $47,000,

•	acquired Stonemeadow Farms for $81,800,

•	acquired 3324 Trinity Boulevard for $16,150,

•	acquired Genesee Plaza for $89,500,

•	acquired Summit at San Marcos for $71,750,

•	acquired Taunton Distribution Center for $25,700,

•	acquired Presley Uptown for $55,250, and

•	acquired Chandler Distribution Center for $31,000.
Property Dispositions

•	disposed of 111 Sutter Street for approximately $227,000.
Financings

•	repaid mortgage note payable on 111 Sutter Street of approximately $52,300,

•	repaid mortgage note payable on Grand Prairie Distribution Center of $8,600,

•	repaid mortgage note payable on The Reserve at Johns Creek of approximately $23,100,

•	entered into a $45,000 mortgage note payable on Stonemeadow Farms, and

•	entered into a $26,000 mortgage note payable on The Reserve at Johns Creek.
Leasing and Occupancy
We ended 2019 with portfolio occupancy at 96%. During the year we signed new or renewal leases encompassing almost 1,479,000 square feet of industrial, office and retail property space. Additionally, we had 62% of our expiring apartment leases renew. Our portfolio-wide occupancy increased from 93% at the end of 2018.
During 2019, we raised approximately $460,000 of new capital and acquired over $418,000 of real estate investments. These properties are in keeping with the investment strategy we began over seven years ago and provide solid cash flow and good dividend coverage. We will continue to acquire these types of properties in 2020 and beyond.
The 2019 property sales, new acquisitions and leasing activity are in line with our long-term strategic objectives of generating attractive income, preserving stockholder capital and realizing moderate appreciation of our NAV over time. Our gross dividends paid in 2019 was $0.58 per share.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 33% as of December 31, 2019.
Net Asset Value
The NAV per share for our five classes of common stock was between $12.22 and $12.25 as of December 31, 2019. The increase of approximately $0.10 per share in NAV from September 30, 2019 is primarily related to an increase in the values of our properties and the accrual of property income. Additionally, we paid a distribution of $0.135 per share during the quarter ended December 31, 2019, less share class specific fees. For the year ended 2019, our Class A, Class M, Class A-I, and Class M-I common stock had total net returns of 5.11%, 5.59%, 5.60% and 5.89%, respectively, including cash distributions of $0.58 per share, less share class specific fees.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

December 31, 2019
Stockholders' equity under GAAP	$1,492,736
Adjustments:
Accrued dealer manager fees (1)	90,965
Organization and offering costs (2)	438
Unrealized real estate appreciation (3)	164,820
Accumulated depreciation, amortization and other (4)	278,007
NAV	$2,026,966
________

(1)
Accrued dealer manager fees represents the accrual for future dealer manager fees for Class A, Class M and Class A-I shares. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock as an offering cost.  For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee.

(2)
The Advisor agreed to advance organization and offering costs on our behalf through July 6, 2018. Such costs will be reimbursed to the Advisor ratably over 36 months through July 5, 2021. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV ratably over 36 months.

(3)
Our investments in real estate are presented under historical cost in our GAAP Consolidated Financial Statements. As such, any increases in the fair market value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.

(4)
We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV. Additionally, we make other fair value adjustments to our NAV to account for differences with historical cost GAAP, an example would be straight-line rent revenue.

2020 Key Initiatives
During 2020, we intend to use capital raised from our public and private offerings and the DST Program to make new acquisitions that will further our investment objectives and are in keeping with our investment strategy. Likely acquisition candidates may include well-located, well-leased industrial properties, medical office properties, grocery-anchored retail properties and apartment properties. We will look to acquire other property types when the opportunities and risk profile match our investment objectives and strategy. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our revolving line of credit to allow us to efficiently manage our cash flows.

2019 Key Events and Accomplishments
On February 7, 2019, we sold 111 Sutter Street for approximately $227,000 less closing costs and repaid the mortgage note payable of approximately $52,300. We recorded a gain on the sale of the properties in the amount of $107,108. The sale generated a large, long-term taxable gain that impacted the characterization of our dividends paid for 2019.
On February 8, 2019, we repaid the Grand Prairie Distribution Center mortgage note payable of $8,600.
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
On July 2, 2019, we acquired Genesee Plaza, a 161,000 square foot two building medical office campus located in San Diego, California, for approximately $89,500. The acquisition was funded by the assumption of a six-year mortgage loan that bears interest at a fixed rate of 4.30% in the amount of approximately $41,550 and with cash on hand.
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
On September 27, 2019, we repaid the Reserve at Johns Creek mortgage note payable of approximately $23,100.
On September 30, 2019, we acquired a 97.5% interest in Presley Uptown, a 230-unit apartment property in the Uptown submarket of Charlotte, North Carolina. The joint venture acquired the property for approximately $55,250. The acquisition was funded with a draw on the Credit Facility and cash on hand.
On November 27, 2019, we entered into a $26,000 mortgage note payable on The Reserve at Johns Creek. The mortgage note bears an interest rate of 3.58% and matures on December 1, 2029.
On December 5, 2019, we acquired our joint venture partners 10% interest in Townlake of Coppell for $6,000 plus the assumption of the joint venture partners pro rata share of the mortgage loan in the amount of $2,880. The acquisition was funded with cash on hand.
On December 6, 2019, we acquired Chandler Distribution Center, a 211,000 square foot industrial distribution center located in Chandler, Arizona for $31,000. The acquisition was funded with cash on hand.
For the year ended December 31, 2019, we repurchased $121,822 of shares of our common stock through the share repurchase plan.
Subsequent Events
On January 29, 2020, we acquired Millford Crossing, a grocery-anchored retail center located in Milford, Massachusetts, for approximately $42,000. The acquisition was funded with cash on hand.
On February 6, 2020, we acquired Fountainhead Corporate Park, a 300,000 square foot, two-building Class A office portfolio comprised of two 6-story buildings located in the Phoenix, Arizona submarket of Tempe for approximately $61,500. The acquisition was funded with cash on hand.

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
Results of Operations for the Years ended December 31, 2019 and 2018:
Properties acquired or sold during any of the periods are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the entire years ended December 31, 2019 and 2018 are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018	$ Change	% Change
Revenues:
Rental revenue
Apartments	$45,769	$44,727	$1,042	2.3%
Industrial	40,855	40,290	565	1.4
Office	13,792	14,520	(728)	(5.0)
Retail	45,699	46,168	(469)	(1.0)
Other	318	305	13	4.3
Comparable properties total	$146,433	$146,010	$423	0.3%
Recent acquisitions and sold properties	20,737	18,696	2,041	10.9
Total rental revenue	$167,170	$164,706	$2,464	1.5%

Other revenue
Apartments	$2,710	$2,713	$(3)	(0.1)%
Industrial	469	4	465	11,625
Office	85	12	73	608.3
Retail	715	529	186	35.2
Other	2,204	2,218	(14)	(0.6)
Comparable properties total	$6,183	$5,476	$707	12.9%
Recent acquisitions and sold properties	926	330	596	180.6
Total other revenue	$7,109	$5,806	$1,303	22.4%
Total revenues	$174,279	$170,512	$3,767	2.2%

Rental revenue at comparable properties increased by $423 for the year ended December 31, 2019 as compared to the same period in 2018. The increase is primarily related to slight increases in rental rates at our apartment properties resulting in an increase of $1,042 during the year ended December 31, 2019 as compared to the same period in 2018 and due to a new lease signed at Kendall Distribution Center of $989. The decreases within our office and retail segments are primarily related to recovery revenue and expenses no longer being reflected in our operations for tenants that contract and pay expenses directly as of the result of new accounting guidance adopted on January 1, 2019, which applies to current and future periods. Recovery revenue related to real estate taxes had the largest impact with decreases reflecting $1,182 within the industrial segment, $568 within the retail segment, and $539 within the office segment.
Other revenues relate mainly to parking and nonrecurring revenue such as termination fees. Other revenue at comparable properties increased by $707 for the year ended December 31, 2019 as compared to the same period in 2018. The increase is primarily related to termination fees received at Pinole Point Distribution Center in the amount of $350, Skokie Commons of $282 and Silverstone Marketplace of $105 during the year ended December 31, 2019. A new lease was signed in conjunction with the lease termination at Pinole Point Distribution Center and the property remains 100% leased as of December 31, 2019.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses, by reportable segment, for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$8,536	$7,885	$651	8.3%
Industrial	6,723	7,714	(991)	(12.8)
Office	1,327	1,785	(458)	(25.7)
Retail	5,063	5,705	(642)	(11.3)
Other	449	512	(63)	(12.3)
Comparable properties total	$22,098	$23,601	$(1,503)	(6.4)%
Recent acquisitions and sold properties	2,914	1,790	1,124	62.8
Total real estate taxes	$25,012	$25,391	$(379)	(1.5)%

Property operating expenses:
Apartments	$13,109	$12,930	$179	1.4%
Industrial	3,218	3,159	59	1.9
Office	2,064	2,085	(21)	(1.0)
Retail	7,117	7,251	(134)	(1.8)
Other	823	730	93	12.7
Comparable properties total	$26,331	$26,155	$176	0.7%
Recent acquisitions and sold properties	5,452	5,096	356	7.0
Total property operating expenses	$31,783	$31,251	$532	1.7%
Total operating expenses	$56,795	$56,642	$153	0.3%

Real estate taxes at comparable properties decreased by $1,503 for the year ended December 31, 2019 as compared to the same period in 2018. The overall decrease is primarily related to expenses no longer being reflected in our operations for tenants that pay real estate taxes directly as a result of the new lease accounting guidance adopted on January 1, 2019, which applies to current and future periods. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties were in line with the prior year.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018	$ Change	% Change
Property general and administrative	$1,659	$918	$741	80.7%
Advisor fees	23,026	21,127	$1,899	9.0
Company level expenses	3,201	2,718	$483	17.8
Depreciation and amortization	67,348	62,037	$5,311	8.6
Interest expense	36,185	33,135	$3,050	9.2
Income from unconsolidated affiliates and fund investments	(7,066)	(2,004)	$(5,062)	252.6
Gain on disposition of property and extinguishment of debt	(106,871)	(29,665)	$(77,206)	260.3
Total expenses	$17,482	$88,266	$(70,784)	(80.2)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $741 primarily due to state income taxes of $200 resulting from the tax gain on the sale of 111 Sutter Street and increases in both legal expenses and expenses related to unsuccessful acquisitions.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $1,899 for the year ended December 31, 2019 as compared to the same period of 2018 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $483 for the year ended December 31, 2019 as compared to the same period in 2018 primarily due to corporate legal fees and increased professional service fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $5,311 in depreciation and amortization expense for the year ended December 31, 2019 as compared to the same period in 2018 is primarily related to additional expense from acquisitions offset by lower expenses from property dispositions.
Interest expense increased by $3,050 for the year ended December 31, 2019 as compared to the same period in 2018 as a result of unrealized losses on our interest rate swaps more than offsetting the decrease in interest expense due to a lower outstanding balance on our Credit Facility and extinguishment of mortgage notes payable.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. The increase in income during the year ended December 31, 2019 is primarily related to us owning The Tremont and The Huntington an entire year in 2019 compared to just a partial year in 2018. In addition, we recorded a $4,234 increase in the fair value and received $2,000 in operating distributions from our investment in the NYC Retail Portfolio as compared to a $2,226 increase in the fair value and receipt of $829 in operating distributions during the same period of 2018.
Gain on disposition of property and extinguishment of debt of $106,871 is primarily related to the disposition of 111 Sutter Street during the year ended December 31, 2019 whereas the gain during the year ended December 31, 2018 relates to the sale of Station Nine Apartments.
Results of Operations for the Years ended December 31, 2018 and 2017:
For discussion on our results of operations for the years ended December 31, 2018 and 2017 please see our Annual Report on Form 10-K filed with the SEC on March 8, 2019.

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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our revolving line of credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses	•	Sales of beneficial interests in the DST Program
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our Share Repurchase Plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	$ Change
Net cash provided by operating activities	$62,702	$59,393	$3,309
Net cash used in investing activities	(179,844)	(34,436)	(145,408)
Net cash provided by (used in) financing activities	185,895	(22,121)	208,016
Cash provided by operating activities increased by $3,309 for the year ending December 31, 2019, as compared to the same period in 2018. The increase in cash from operating activities is primarily from the operations of our acquisitions occurring in 2018 and 2019 as well as from an increase in operating distributions from our unconsolidated joint ventures.

Cash used in investing activities increased by $145,408 for the year ending December 31, 2019 as compared to the same period in 2018. The overall increase was primarily related to a $315,899 increase in cash used to acquire new properties for the year ending December 31, 2019 as compared to the same period in 2018, offset by a decrease in cash used for investments in unconsolidated real estate affiliates of $33,496. During the year ended December 31, 2018, we received cash in the amount of $74,478 from the sale of Station Nine Apartments as compared to $216,010 during the year ended December 31, 2019 related to the sale of 111 Sutter Street.
Cash provided by (used in) financing activities increased by $208,016 for the year ending December 31, 2019 as compared to the same period in 2018. The change is primarily related to an increase in cash received from net stock subscriptions of $288,124 for the year ending December 31, 2019 as compared to the same period in 2018. Offsetting this increase was a decrease in net proceeds from mortgage note payables and other debt payable of $71,122 for the year ending December 31, 2019 as compared to the same period in 2018.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2019 and 2018:

	Consolidated Debt
	December 31, 2019		December 31, 2018
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$843,135	3.64%	$789,099	3.67%
Variable	—	—	90,000	3.85
Total	$843,135	3.64%	$879,099	3.69%
Covenants
At December 31, 2019, we were in compliance with all debt covenants.
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
On October 16, 2019, through our operating partnership, we initiated the DST Program to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding DST Properties, which may be sourced from our real properties or from third parties.
Contractual Cash Obligations and Commitments
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2019. The table does not include commitments with respect to the purchase of services from our Advisor, as future payments due on such commitments cannot be determined.

Obligations	Total	Payments due by period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt (1)	$1,121,258	$87,268	$101,818	$321,700	$610,472
Loan escrows	4,572	127	254	254	3,937
Tenant obligations	1,837	1,837	—	—	—
Offering costs	95,225	10,794	18,476	18,330	47,625
Other	4,920	104	223	232	4,361
Total	$1,227,812	$100,130	$120,771	$340,516	$666,395
________

(1)
Includes interest expense calculated using the effective interest rates of the underlying borrowings for all fixed-rate debt at December 31, 2019, which was 3.64%. At December 31, 2019, we had no outstanding balances on variable rate debt.

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
The operating agreement for Presley Uptown allows the unrelated third party joint venture partner, owning a 2.5% interest, to put its interest to us at a market determined value starting September 30, 2022 through September 30, 2024.
Off Balance Sheet Arrangements
At December 31, 2019, we had approximately $110 in an outstanding letter of credit, which is not reflected on our balance sheet. We have no other off balance sheet arrangements.
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
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2019, we had consolidated debt of $843,135. Including the $6,317 net discount on the assumption of debt and debt issuance costs, we have consolidated debt of $836,818 at December 31, 2019. We also entered into interest rate cap and swap agreements on $212,800 of the variable rate debt which cap the LIBOR rate at between 1.0% and 2.6% over the next year.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2019, the fair value of our mortgage notes and other debt payable was estimated to be approximately $21,360 higher than the carrying value of $843,135. If treasury rates were 0.25% higher at December 31, 2019, the fair value of our mortgage notes and other debt payable would have been approximately $10,795 higher than the carrying value.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
As of December 31, 2019, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013).
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2020 Proxy Statement") relating to our 2020 annual meeting of stockholders (our “2020 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2020.

On March 3, 2020, our board of directors determined to hold the 2020 Annual Meeting on June 11, 2020.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2020 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.

(2)	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019” at page F-35 below.

(3)	Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

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

3.8
Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 16, 2019).

3.9	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company’s prospectus dated October 16, 2019).

4.2*	Description of the Company's securities.

10.1
Fourth Amended and Restated Advisory Agreement, dated October 16, 2019, among Jones Lang LaSalle Income Property Trust, Inc., JLLIPT Holdings LP and LaSalle Investment Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2019).

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

10.6	Jones Lang LaSalle Income Property Trust, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

10.7*	Fifth Amended and Restated Independent Directors Compensation Plan.

Exhibit Number	Description
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

10.12
Purchase and Sale Agreement for 111 Sutter Street, dated December 17, 2018, between CEP Investors XII, LLC and Paramount Group Acquisition and Development LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2019).

10.13
Second Amended and Restated Limited Partnership Agreement of JLLIPT Holdings LP, dated October 16, 2019, among JLLIPT Holdings GP, LLC, Jones Lang LaSalle Income Property Trust, Inc. and the other limited partners party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2019).

10.14
Dealer Manager Agreement, dated October 16, 2019, among JLL Exchange TRS, LLC, LaSalle Investment Management Distributors, LLC, JLLIPT Holdings LP and Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2019).

10.15	Form of First Amended and Restated Trust Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.16	Form of Master Lease (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included in signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Madison NYC Core Retail Partners, L.P Financial Statements as of and for the year ended December 31, 2019.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.

Item 16.	Form 10-K Summary.
The Company has elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 10, 2020		C. Allan Swaringen President, Chief Executive Officer

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

Signature	Title	Date

/S/ LYNN C. THURBER	Chairman of the Board of Directors, Director	March 10, 2020

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer (Principal Executive Officer)	March 10, 2020

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2020

/S/ VIRGINIA G. BREEN	Director	March 10, 2020

/S/ JONATHAN B. BULKELEY	Director	March 10, 2020

/S/ R. MARTEL DAY	Director	March 10, 2020

/S/ JACQUES N. GORDON	Director	March 10, 2020

/S/ JASON B. KERN	Director	March 10, 2020

/S/ WILLIAM E. SULLIVAN	Director	March 10, 2020

Jones Lang LaSalle Income Property Trust, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jones Lang LaSalle Income Property Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Income Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
March 10, 2020

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2019	2018
ASSETS
Investments in real estate:
Land (including from VIEs of $22,605 and $23,659, respectively)	$430,278	$355,820
Buildings and equipment (including from VIEs of $142,599 and $133,639, respectively)	1,770,236	1,441,765
Less accumulated depreciation (including from VIEs of $(19,646) and $(21,886), respectively)	(176,236)	(135,480)
Net property and equipment	2,024,278	1,662,105
Investments in unconsolidated real estate affiliates	159,288	163,314
Real estate fund investment	93,400	92,414
Investments in real estate and other assets held for sale	—	112,586
Net investments in real estate	2,276,966	2,030,419
Cash and cash equivalents (including from VIEs of $2,087 and $4,185, respectively)	77,056	37,109
Restricted cash (including from VIEs of $75 and $88, respectively)	36,966	7,831
Tenant accounts receivable, net (including from VIEs of $2,767 and $1,621, respectively)	6,424	4,159
Deferred expenses, net (including from VIEs of $558 and $460, respectively)	9,351	7,584
Acquired intangible assets, net (including from VIEs of $5,385 and $5,652, respectively)	93,342	84,468
Deferred rent receivable, net (including from VIEs of $1,079 and $1,079, respectively)	20,407	16,972
Prepaid expenses and other assets (including from VIEs of $180 and $66, respectively)	10,997	8,052
TOTAL ASSETS	$2,531,509	$2,196,594
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $82,531 and $81,954, respectively)	$836,818	$818,095
Liabilities held for sale	—	56,263
Accounts payable and other accrued expenses (including from VIEs of $1,500 and $1,379, respectively)	55,092	19,495
Accrued offering costs	95,225	72,468
Distributions payable	19,888	15,840
Accrued interest (including from VIEs of $299 and $299, respectively)	2,602	2,191
Accrued real estate taxes (including from VIEs of $515 and $1,793, respectively)	5,137	6,065
Advisor fees payable	2,169	2,861
Acquired intangible liabilities, net	15,821	16,024
TOTAL LIABILITIES	1,032,752	1,009,302
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized 88,007,721 and 71,187,722 shares issued and outstanding at December 31, 2019 and 2018, respectively	880	712
Class M common stock: $0.01 par value; 200,000,000 shares authorized 39,036,770 and 39,869,130 shares issued and outstanding at December 31, 2019 and 2018, respectively	390	399
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized 11,153,567 and 11,083,034 shares issued and outstanding at December 31, 2019 and 2018, respectively	112	111
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized 22,589,599 and 9,738,086 shares issued and outstanding at December 31, 2019 and 2018, respectively	226	97
Class D common stock: $0.01 par value; 200,000,000 shares authorized 4,957,915 and 6,270,479 shares issued and outstanding at December 31, 2019 and 2018, respectively	50	63
Additional paid-in capital (net of offering costs of $187,131 and $145,075 as of December 31, 2019 and December 31, 2018, respectively)	1,860,734	1,568,474
Distributions to stockholders	(398,939)	(318,780)
Retained earnings (Accumulated deficit)	29,283	(70,650)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,492,736	1,180,426
Noncontrolling interests	6,021	6,866
Total equity	1,498,757	1,187,292
TOTAL LIABILITIES AND EQUITY	$2,531,509	$2,196,594
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except per share amounts

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues:
Rental revenue	$167,170	$164,706	$159,215
Other revenue	7,109	5,806	5,519
Total revenues	174,279	170,512	164,734
Operating expenses:
Real estate taxes	25,012	25,391	24,144
Property operating	31,783	31,251	28,928
Property general and administrative	1,659	918	903
Advisor fees	23,026	21,127	20,538
Company level expenses	3,201	2,718	2,643
Depreciation and amortization	67,348	62,037	61,705
Total operating expenses	152,029	143,442	138,861
Other (expenses) and income:
Interest expense	(36,185)	(33,135)	(28,094)
Income from unconsolidated real estate affiliates and fund investment	7,066	2,004	9,633
Other income	—	—	500
Gain on disposition of property and extinguishment of debt, net	106,871	29,665	14,982
Total other (expenses) and income	77,752	(1,466)	(2,979)
Net income	100,002	25,604	22,894
Net income attributable to the noncontrolling interests	(69)	(37)	(346)
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$99,933	$25,567	$22,548
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$0.66	$0.19	$0.17
Class M	0.66	0.19	0.16
Class A-I	0.66	0.19	0.17
Class M-I	0.66	0.18	0.16
Class D	0.66	0.18	0.16
Weighted average common stock outstanding-basic and diluted	151,179,459	135,051,377	134,507,458
Other comprehensive income:
Foreign currency translation adjustment	—	—	(20)
Reclassification for amounts recognized in net income	—	—	1,895
Total other comprehensive income	—	—	1,875
Net comprehensive income	$99,933	$25,567	$24,423
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions to Stockholders	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2016	134,727,255	$1,347	$1,544,955	$(1,875)	$(199,317)	$(118,765)	$8,196	$1,234,541
Issuance of common stock	8,180,559	82	94,027	—	—	—	—	94,109
Repurchase of shares	(9,608,709)	(96)	(110,192)	—	—	—	—	(110,288)
Offering costs	—	—	(6,758)	—	—	—	—	(6,758)
Stock based compensation	8,000	—	91	—	—	—	—	91
Net income	—	—	—	—	—	22,548	346	22,894
Other comprehensive income	—	—	—	1,875	—	—	—	1,875
Cash contributed from noncontrolling interests	—	—	—	—	—	—	1,171	1,171
Cash distributed to noncontrolling interests	—	—	—	—	—	—	(1,884)	(1,884)
Distributions declared ($0.50) per share	—	—	—	—	(57,494)	—	—	(57,494)
Balance, December 31, 2017	133,307,105	$1,333	$1,522,123	$—	$(256,811)	$(96,217)	$7,829	$1,178,257
Issuance of common stock	11,501,617	115	137,306	—	—	—	—	137,421
Repurchase of shares	(6,671,690)	(66)	(79,111)	—	—	—	—	(79,177)
Offering costs	—	—	(11,322)	—	—	—	—	(11,322)
Stock based compensation	11,419	—	135	—	—	—	—	135
Net income	—	—	—	—	—	25,567	37	25,604
Cash distributed to noncontrolling interests	—	—	(657)	—	—	—	(1,000)	(1,657)
Distributions declared ($0.52) per share	—	—	—	—	(61,969)	—	—	(61,969)
Balance, December 31, 2018	138,148,451	$1,382	$1,568,474	$—	$(318,780)	$(70,650)	$6,866	$1,187,292
Issuance of common stock	37,588,047	377	460,456	—	—	—	—	460,833
Repurchase of shares	(10,000,352)	(101)	(121,721)	—	—	—	—	(121,822)
Conversion of shares	(1,872)	—	—	—	—	—	—	—
Offering costs	—	—	(42,056)	—	—	—	—	(42,056)
Stock based compensation	11,298	—	138	—	—	—	—	138
Net income	—	—	—	—	—	99,933	69	100,002
Cash contributed from noncontrolling interests	—	—	—	—	—	—	1,645	1,645
Cash distributed to noncontrolling interests	—	—	(4,557)	—	—	—	(2,559)	(7,116)
Distributions declared per share ($0.58)	—	—	—	—	(80,159)	—	—	(80,159)
Balance, December 31, 2019	165,745,572	$1,658	$1,860,734	$—	$(398,939)	$29,283	$6,021	$1,498,757

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,002	$25,604	$22,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,860	60,999	60,596
Gain on disposition of property and extinguishment of debt, net	(106,871)	(29,665)	(14,982)
Provision for doubtful accounts	—	171	218
Straight line rent	(3,444)	(2,506)	(3,104)
Income from unconsolidated real estate affiliates and fund investment	(7,066)	(2,004)	(9,633)
Distributions received from unconsolidated affiliates and fund investment	10,637	6,377	9,640
Net changes in assets, liabilities and other	2,584	417	(732)
Net cash provided by operating activities	62,702	59,393	64,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(373,355)	(57,456)	(149,152)
Proceeds from sales of real estate investments and fixed assets	216,010	74,478	48,320
Capital improvements and lease commissions	(19,718)	(17,665)	(15,059)
Investment in unconsolidated real estate affiliates and fund investment	(3,779)	(37,275)	(4)
Deposits for investments under contract	(2,250)	—	—
Deposits refunded for investments under contract	—	—	50
Distributions received from unconsolidated affiliates and fund investment	3,248	3,482	1,937
Net cash used in investing activities	(179,844)	(34,436)	(113,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	437,592	102,994	55,788
Offering costs	(19,299)	(15,436)	(16,693)
Repurchase of shares	(121,822)	(79,211)	(110,255)
Distributions to stockholders	(25,802)	(20,630)	(19,002)
Distributions paid to noncontrolling interests	(7,116)	(1,657)	(1,884)
Contributions received from noncontrolling interests	1,645	—	1,171
Deposits for loan commitments	(379)	—	—
Draws on credit facility	57,000	62,000	255,000
Payment on credit facility	(147,000)	(92,000)	(45,000)
Proceeds from mortgage notes and other debt payable	101,000	45,000	—
Debt issuance costs	(1,202)	(1,372)	(2,699)
Payment on early extinguishment of debt	(207)	—	—
Principal payments on mortgage notes and other debt payable	(88,515)	(21,809)	(72,723)
Net cash (used in) provided by financing activities	185,895	(22,121)	43,703
Net increase (decrease) in cash, cash equivalents and restricted cash	68,753	2,836	(5,308)
Effect of exchange rates	—	—	(8)
Cash, cash equivalents and restricted cash at the beginning of the year	45,269	42,433	47,749
Cash, cash equivalents and restricted cash at the end of the year	$114,022	$45,269	$42,433
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted per Consolidated Statements of Cash Flows
Cash and cash equivalents	$77,056	$37,109	$39,700
Restricted cash	36,966	7,831	2,536
Restricted cash included in assets held for sale	—	329	197
Cash, cash equivalents and restricted cash at the end of the period	$114,022	$45,269	$42,433
Supplemental disclosure of cash flow information:
Interest paid	$29,343	$32,573	$28,097
Non-cash activities:
Write-offs of receivables	$26	$244	$93
Write-offs of retired assets and liabilities	16,515	11,508	12,977
Change in liability for capital expenditures	(146)	4,277	(5,242)
Net liabilities transferred at sale of real estate investments	2,100	659	1,100
Net liabilities assumed at acquisition	285	511	(437)
Change in issuance of common stock receivable and redemption of common stock payable	(647)	(554)	(367)
Change in accrued offering costs	22,757	(4,114)	(9,935)
Assumption of mortgage notes payable	(41,546)	—	(67,870)
Transfers of property in extinguishment of debt settlement	—	—	20,689
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2019, we owned interests in a total of 77 properties, located in 20 states.
We own, and plan to continue to own, all or substantially all of our assets through JLLIPT Holdings LP, a Delaware limited partnership (our “operating partnership”), of which we are the initial limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary is the sole general partner. The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). This structure is intended to facilitate tax-free contributions of properties to our operating partnership in exchange for limited partnership interests in our operating partnership. A transfer of property directly to a REIT in exchange for shares of common stock of a REIT is generally a taxable transaction to the transferring property owner. In an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction.
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
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 the (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public Offering term to the extent permissible under applicable law. As of December 31, 2019, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $542,060.
On March 3, 2015, we commenced a private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2019, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Follow-on Private Offering of $68,591.
On October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2019, we have not raised any proceeds from our DST program.

As of December 31, 2019, 88,007,721 shares of Class A common stock, 39,036,770 shares of Class M common stock, 11,153,567 shares of Class A-I common stock, 22,589,599 shares of Class M-I common stock, and 4,957,915 shares of Class D common stock were outstanding and held by a total of 17,246 stockholders.
LaSalle acts as our advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). The term of our Advisory Agreement expires June 5, 2020, subject to an unlimited number of successive one-year renewals. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2019, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $30,867.

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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of December 31, 2019, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, and Presley Uptown due to the limited partnership structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us. On December 5, 2019, we acquired the 10% noncontrolling interest in Townlake of Coppell resulting in us owning 100% of the property and thus the property was no longer considered a VIE as of such date.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2019, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. When we have committed to a plan to sell a property that is available for immediate sale, have the necessary approvals and marketing in place, and believe that the sale of the property is probable the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. We recorded no impairment charges for the years ended December 31, 2019 and 2018.
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
We evaluate the carrying values of our investments in unconsolidated real estate affiliates accounted for under the equity method, excluding our investment under the fair value option, in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. We concluded that we did not have any “other than temporary” impairment in our investments in unconsolidated real estate affiliates in 2019, 2018 or 2017, which we account for under the equity method.
Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $3,351, $2,274 and $3,023 for the years ended December 31, 2019, 2018 and 2017, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2019, 2018 and 2017, are $2,107, $2,244 and $2,451, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.
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

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At December 31, 2019, our restricted cash balance on our Consolidated Balance Sheet was primarily related to loan escrow amounts and subscriptions received in advance.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2019 and 2018 was $4,893 and $5,305, respectively.
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
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2019 and 2018, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the weighted average lease term of the respective leases, which generally range from one to ten years.
Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $67,574 and $58,433 at December 31, 2019 and 2018, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $10,372 and $10,280 at December 31, 2019 and 2018, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities, including those classified as held for sale, as of December 31, 2019 is as follows:

	Acquired in-place leases	Acquired above-market leases	Below-market ground lease	Acquired below-market leases
2020	$18,438	$789	$15	$(2,610)
2021	16,956	715	15	(2,501)
2022	14,635	622	15	(2,246)
2023	12,723	427	15	(1,899)
2024	7,676	281	15	(1,486)
Thereafter	19,047	697	261	(5,079)
	$89,475	$3,531	$336	$(15,821)

Income Taxes
We first elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), for our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, and to meet certain quarterly asset and annual income tests. It is our current intention to adhere to these requirements. As a REIT, we will generally not be subject to corporate-level federal income tax to the extent we distribute 100% of our taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, and to certain federal income and excise taxes.
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
We evaluate uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon our current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where we are required to file income tax returns requiring recognition in the consolidated financial statements at December 31, 2019, 2018, and 2017. We are not subject to federal income tax examinations for tax years prior to 2016.
Business Segments
Consistent with how we review and manage our properties, we align our internal operations along the five primary property types we are targeting for investments resulting in five operating segments: apartment properties, industrial properties, office properties, retail properties and other properties.
We held one investment outside the United States up until we relinquished our ownership on July 26, 2017. For the year ended December 31, 2017, total revenues of this foreign investment were $1,488. For the year ended December 31, 2017, total revenues of U.S. domiciled investments were $164,734.
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

Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the year ended December 31, 2019 and 2018, we recorded unrealized changes in fair value classified within the Level 3 category of $4,234 and $2,226, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable, including amounts included as held for sale, using level two inputs was approximately $21,360 higher and $14,422 lower than the aggregate carrying amounts at December 31, 2019 and 2018, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.
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
 As of December 31, 2019, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	6	212,800
The fair value of our interest rate caps and swaps represent liabilities of $2,140 and assets of $3,921 at December 31, 2019 and 2018, respectively.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, we adopted Accounting Standard Update ("ASU") 2016-02 Leases and 2018-11 Leases: Targeted Improvements (Topic 842) ("ASU 842"). The new guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). We elected a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, when certain criteria are met. Upon adoption, we reclassified these components for prior periods to conform with the current period presentation. We also elected permitted practical expedients to not reassess lease classification and use of the standard’s effective date as the date of initial application and therefore financial information under ASU 842 is not provided for periods prior to January 1, 2019. The accounting for lessors remained largely unchanged from previous GAAP; however, the standard required that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under previous standards, certain of these costs were capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. Additionally, the standard requires lessors to evaluate whether the collectability of all rents is probable before recognizing rental revenues on a straight-line basis over the applicable lease term.

The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of December 31, 2019, we have a ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,182 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,235.
Reclassification
Upon adoption of ASU 842, we reclassified amounts previously recorded as recovery revenue and amounts determined to be uncollectable, previously recorded as provision for doubtful accounts, to rental revenue to conform with the current year presentation. The following table summarizes the reclassifications being made on our Consolidated Statement of Operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
	Previously Reported	Reclassification	Newly Reported
Rental Revenue	$137,899	$26,807	$164,706
Other Revenue	32,784	(26,978)	5,806
Provision for Doubtful Accounts	(171)	171	—

	Year Ended December 31, 2017
	Previously Reported	Reclassification	Newly Reported
Rental Revenue	$132,642	$26,573	$159,215
Other Revenue	32,310	(26,791)	5,519
Provision for Doubtful Accounts	(218)	218	—

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
2019 Acquisitions
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
On December 6, 2019, we acquired Chandler Distribution Center, a 211,000 square foot industrial distribution center located in Chandler, Arizona for $31,000. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2019 acquisitions in accordance with authoritative guidance as follows:

2019 Acquisitions
Land	$74,458
Building and equipment	313,335
In-place lease intangible (acquired intangible assets)	32,312
Above-market lease intangible (acquired intangible assets)	998
Below-market lease intangible (acquired intangible liabilities)	(2,702)
$418,401
Amortization period for intangible assets and liabilities	1 month -10 years
On December 5, 2019, we acquired our joint venture partner's 10% interest in Townlake of Coppell for approximately $6,000 plus the assumption of the joint venture partners pro rata share of the mortgage loan in the amount of approximately $2,880.

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
Impairment of Investment in Real Estate
 In accordance with authoritative guidance for impairment of long-lived assets, we recorded no impairment during 2019, 2018 and 2017.
2019 Disposition
On February 7, 2019, we sold 111 Sutter Street for approximately $227,000 less closing costs. In connection with the disposition, the mortgage loan associated with the property of approximately $52,300 was retired. We recorded a gain on the sale of property in the amount of $107,108.

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
2018 Held for Sale
On December 17, 2018, 111 Sutter Street was classified as held for sale. This property was sold on February 7, 2019.
As of December 31, 2018, our investment in real estate and other assets and liabilities held for sale was comprised of:

December 31, 2018
Land	$39,920
Building and equipment, net	67,819
Other assets, net	4,847
Total assets	$112,586

Mortgage notes and other debt payable, net	$53,953
Other liabilities	2,310
Total liabilities	$56,263

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
In addition to investments in consolidated properties, we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The following represent our unconsolidated real estate affiliates as of December 31, 2019 and December 31, 2018.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	December 31, 2019	December 31, 2018
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$15,741	$17,260
Pioneer Tower	Office	Portland, OR	June 28, 2016	109,653	111,091
The Tremont	Apartment	Burlington, MA	July 19, 2018	21,571	21,881
The Huntington	Apartment	Burlington, MA	July 19, 2018	12,323	13,082
Total				$159,288	$163,314

Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2019	December 31, 2018
Net investments in real estate	$226,289	$227,451
Acquired intangible assets, net	15,050	19,016
Other assets	5,767	6,315
Total assets	$247,106	$252,782

Mortgage notes and other debt payable	$69,952	$71,003
Acquired intangible liabilities, net	3,324	4,174
Other liabilities	3,376	2,771
Total liabilities	76,652	77,948
Members’ equity	170,454	174,834
Total liabilities and members' equity	$247,106	$252,782

Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2019	December 31, 2018
Members’ equity	$170,454	$174,834
Less: other members' equity	(11,273)	(11,630)
Basis differential	107	110
Investments in unconsolidated real estate affiliates	$159,288	$163,314
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Total revenues	$21,057	$16,188	$11,952
Total operating expenses	17,014	16,522	10,795
Operating income	$4,043	$(334)	$1,157
Total other expenses	2,860	1,310	—
Net income (loss)	$1,183	$(1,644)	$1,157

Company Equity in Income of Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net income (loss) of unconsolidated real estate affiliates	$1,183	$(1,644)	$1,157
Other members’ share of net (income) loss	(351)	593	—
Company equity in income (loss) of unconsolidated real estate affiliates	$832	$(1,051)	$1,157
Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P, which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion is approximately $85,600 including closing costs. As of December 31, 2019, the NYC Retail Portfolio owned 9 retail properties totaling approximately 2,014,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens, Staten Island and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. During the year ended December 31, 2019, three retail properties in the NYC Retail Portfolio with a combined 366,000 square feet were disposed of and the mortgage loans were extinguished. As of December 31, 2019 and December 31, 2018, the carrying amount of our investment in the NYC Retail Portfolio was $93,400 and $92,414, respectively. During the year ended December 31, 2019, we recorded increases in fair value of our investment in the NYC Retail Portfolio of $4,234, we received return of capital distributions totaling $3,248 and we received distributions of income totaling $2,000. This cash distribution of income increased equity in income of unconsolidated real estate affiliates and fund investment. During the year ended December 31, 2018, a 73,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. During the year ended December 31, 2018, we recorded increases in fair value of our investment in the NYC Retail Portfolio of $2,226, we received return of capital distributions totaling $3,482 and, we received distributions of income totaling $829. This cash distribution increased equity in income of unconsolidated real estate affiliates and fund investments.

Summarized Combined Balance Sheets—NYC Retail Portfolio Investment—Fair Value Option Investment (Unaudited)

	December 31, 2019	December 31, 2018
Investment in real estate venture	$340,797	$335,704
Cash	672	2,560
Other assets	209	3
Total assets	$341,678	$338,267

Total liabilities	$3,541	$567
Partners' capital	338,137	337,700
Total liabilities and partners' capital	$341,678	$338,267
Summarized Statement of Operations—NYC Retail Portfolio Investment—Fair Value Option Investment (Unaudited)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Total revenue	$6,001	$3,333	$14,386

Net investment income	$4,128	$1,330	$11,740
Net change in unrealized gain on investment in real estate venture	15,292	6,675	24,686
Net income	$19,420	$8,005	$36,426

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Property	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2019	December 31, 2018
Grand Prairie Distribution Center (1)	April 1, 2019	Fixed	3.58%	$—	$8,600
The Reserve at Johns Creek Walk (2)	April 1, 2020	Fixed	3.30	—	23,318
Townlake of Coppell	June 1, 2020	Fixed	3.25	28,514	28,800
Suwanee Distribution Center	October 1, 2020	Fixed	3.66	19,100	19,100
140 Park Avenue	March 1, 2021	Fixed	3.00	22,800	22,800
Monument IV at Worldgate	February 1, 2023	Fixed	3.13	40,000	40,000
Aurora Distribution Center	June 1, 2023	Fixed	3.39	13,850	13,850
180 N Jefferson	July 1, 2023	Fixed	3.89	45,000	45,000
Grand Lakes Marketplace	October 1, 2023	Fixed	4.20	23,900	23,900
Oak Grove Plaza	February 1, 2024	Fixed	4.17	9,384	9,604
South Seattle Distribution Center	March 1, 2024	Fixed	4.38	18,250	18,611
Charlotte Distribution Center	September 1, 2024	Fixed	3.66	9,764	9,964
Jory Trail at the Grove	February 1, 2025	Fixed	3.81	44,250	44,250
Skokie Commons	June 1, 2025	Fixed	3.31	24,400	24,400
DFW Distribution Center	June 1, 2025	Fixed	3.23	17,720	17,720
AQ Rittenhouse	September 1, 2025	Fixed	3.65	26,370	26,370
Timberland Town Center	October 1, 2025	Fixed	4.07	21,220	21,675
Whitestone Market	December 1, 2025	Fixed	3.58	25,750	25,750
Maui Mall	June 1, 2026	Fixed	3.64	37,894	38,638
Rancho Temecula Town Center	July 1, 2026	Fixed	4.02	28,000	28,000
Dylan Point Loma	September 1, 2026	Fixed	3.83	40,500	40,500
Lane Parke Apartments	November 1, 2026	Fixed	3.18	37,000	37,000
The District at Howell Mill	March 1, 2027	Fixed	5.30	30,378	31,080
The Penfield	March 1, 2054	Fixed	3.57	36,977	37,719
Genesee Plaza	January 1, 2025	Fixed	4.30	41,114	—
Stonemeadow Farms	August 1, 2029	Fixed	3.62	45,000	—
The Reserve at Johns Creek	December 1, 2029	Fixed	3.58	26,000	—
Presley Uptown	November 1, 2029	Fixed	3.25	30,000	—
Revolving line of credit	May 25, 2021	Floating	3.85	—	90,000
Term loans	May 25, 2023	Fixed	3.08	100,000	100,000
TOTAL				$843,135	$826,649
Net debt discount on assumed debt and debt issuance costs				(6,317)	(8,554)
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$836,818	$818,095

111 Sutter Street (3)	April 1, 2023	Fixed	4.50%	$—	$52,450
MORTGAGE NOTES AND OTHER DEBT PAYABLE OF HELD FOR SALE PROPERTY				$—	$52,450
________

(1)	The loan was repaid on February 8, 2019.

(2)	The loan was repaid on September 27, 2019.

(3)	The loan associated with this property was designated as held for sale on December 17, 2018. The property associated with this loan was sold on February 7, 2019 and the loan was repaid.

We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows as of December 31, 2019:

Property	Debt Premium (Discount)	Effective Interest Rate
The District at Howell Mill	$(1,417)	6.34%
The Penfield	(2,056)	4.02
Timberland Town Center	585	3.34
Jory Trail at the Grove	(132)	3.94
Genesee Plaza	(1,428)	4.30
Net debt discount on assumed debt	$(4,448)
Aggregate future principal payments of mortgage notes payable, excluding the property classified as held for sale as of December 31, 2019, are as follows:

Year	Amount
2020	$53,137
2021	29,626
2022	8,082
2023	230,166
2024	41,393
Thereafter	480,731
Total	$843,135

Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $1,574,000 and $1,525,000 at December 31, 2019 and 2018, respectively, have been pledged as collateral, and are not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, cash from future property operations and capital from the proceeds of the Second Extended Public Offering.
Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan (the “ First Term Loan”). On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year term loan maturing on May 26, 2022 (the "Second Term Loan"). We collectively refer to the First Term Loan and Second Term Loan as the "Term Loans". On December 12, 2018, we expanded and extended our Credit Facility to provide for a borrowing capacity of $400,000, by increasing our Revolving Line of Credit to $300,000 with a new maturity date of May 25, 2021. We also extended our Term Loans by one year with new maturity dates of May 25, 2023. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 25, 2021 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2019, we believe no material adverse effects had occurred.

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
At December 31, 2019, we had nothing outstanding under the Revolving Line of Credit and $100,000 outstanding under the Term Loans at LIBOR + 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at December 31, 2019). At December 31, 2018, we had $90,000 outstanding under the Revolving Line of Credit and $100,000 outstanding under the Term Loans.
Covenants
At December 31, 2019, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at December 31, 2019 and December 31, 2018 were $5,993 and $4,537, respectively.
NOTE 6—COMMON STOCK
We have five classes of common stock: Class A, Class M, Class A-I, Class M-I, and Class D. The fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of NAV, are as follow:

	Selling Commission (1)	Dealer Manager Fee (2)
Class A Shares	up to 3.0%	0.85%
Class M Shares	—	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	—	None
Class D Shares (3)	up to 1.0%	None
________

(1)	Selling commissions are paid on the date of sale of our common stock.

(2)
We accrue all future dealer manager fees up to the ten percent regulatory limitation as accrued offering costs on our Consolidated Balance Sheets on the date of sale of our common stock. For NAV calculation purposes, dealer manager fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Each Class A, Class M and Class A-I share sold in a public offering will automatically convert into the number of Class M-I shares based on the then-current applicable NAV of each class on the date following the termination of the primary portion of such public offering in which we, with the assistance of the Dealer Manager, determine that total underwriting compensation paid with respect to such public offering equals 10% of the gross proceeds from the primary portion of such public offering.

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.

Stock Transactions
The stock transactions for each of our classes of common stock for the years ending December 31, 2019, 2018 and 2017 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2016	69,837,581	36,522,305	12,812,637	7,591,239	7,963,493
Issuance of common stock	3,429,729	3,707,768	536,110	506,952	—
Repurchase of shares	(3,785,034)	(2,316,084)	(2,391,087)	(684,725)	(431,779)
Stock based compensation	—	—	—	8,000	—
Balance, December 31, 2017	69,482,276	37,913,989	10,957,660	7,421,466	7,531,714
Issuance of common stock	4,284,748	4,088,453	310,104	2,818,312	—
Repurchase of shares	(2,579,302)	(2,133,312)	(184,730)	(513,111)	(1,261,235)
Stock based compensation	—	—	—	11,419	—
Balance, December 31, 2018	71,187,722	39,869,130	11,083,034	9,738,086	6,270,479
Issuance of common stock	20,389,402	5,356,380	462,451	11,379,814	—
Repurchase of shares	(3,271,008)	(4,889,772)	(453,781)	(73,227)	(1,312,564)
Stock based compensation	—	—	—	11,298	—
Share conversions	(298,395)	(1,298,968)	61,863	1,533,628	—
Balance, December 31, 2019	88,007,721	39,036,770	11,153,567	22,589,599	4,957,915
Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the years ending December 31, 2019, 2018 and 2017 were as follows:

	December 31, 2019		December 31, 2018		December 31, 2017
	# of shares	$ Amount	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	20,389,402	$250,822	4,284,748	$51,405	3,429,729	$39,623
Class M Shares	5,356,380	65,332	4,088,453	48,649	3,707,768	42,556
Class A-I Shares	462,451	5,674	310,104	3,677	536,110	6,108
Class M-I Shares	11,391,112	139,143	2,829,731	33,825	514,952	5,913
Total		$460,971		$137,556		$94,200

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. We have made repurchases according to our share repurchase plan as following:

Year ending December 31,	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total Dollar of Repurchases
2017	3,785,034	2,316,084	2,391,087	684,725	431,779	$110,288
2018	2,579,302	2,133,312	184,730	513,111	1,261,235	79,177
2019	3,271,008	4,889,772	453,781	73,227	1,312,564	121,822

Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the year ended December 31, 2019, we issued 4,133,544 shares of common stock for $50,309 under the distribution reinvestment plan. For the year ended December 31, 2018, we issued 3,363,570 shares of common stock for $39,733 under the distribution reinvestment plan. For the year ended December 31, 2017, we issued 3,401,011 shares of common stock for $38,814 under the distribution reinvestment plan.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 151,179,459, 135,051,377 and 134,507,458 for the years ended December 31, 2019, 2018 and 2017, respectively. We have no dilutive or potentially dilutive securities.
We compute net income per share for Class A, Class M, Class A-I, Class M-I and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 9-Related Party Transactions) which may impact the net income of each class of common stock differently. The calculated performance component for the years ended December 31, 2019, 2018 and 2017, and the impact on each class of common stock, are shown below. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock.
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
The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Year Ended December 31, 2019
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$52,118	$26,958	$7,315	$9,987	$3,555
Allocation of performance fee	—	—	—	—	—
Total	$52,118	$26,958	$7,315	$9,987	$3,555
Weighted average number of common shares outstanding	78,844,620	40,782,711	11,066,621	15,108,522	5,376,985
Basic and diluted net income per share:	$0.66	$0.66	$0.66	$0.66	$0.66

	Year Ended December 31, 2018
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$13,806	$7,680	$2,161	$1,583	$1,412
Allocation of performance fee	279	444	123	137	92
Total	$13,527	$7,236	$2,038	$1,446	$1,320
Weighted average number of common shares outstanding	69,988,405	38,929,773	10,955,834	8,021,665	7,155,700
Basic and diluted net income per share:	$0.19	$0.19	$0.19	$0.18	$0.18

	Year Ended December 31, 2017
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$12,353	$6,600	$2,146	$1,331	$1,386
Allocation of performance fee	384	500	145	120	119
Total	$11,969	$6,100	$2,001	$1,211	$1,267
Weighted average number of common shares outstanding	69,759,939	37,276,939	12,114,150	7,525,429	7,831,002
Basic and diluted net income per share:	$0.17	$0.16	$0.17	$0.16	$0.16

Distributions Declared
The distributions declared per share for each of our classes of common stock for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/28/2019	$0.13500	$0.11216	$0.12662	$0.12653	$0.13500	$0.13500
6/27/2019	0.13500	0.11214	0.12643	0.12653	0.13500	0.13500
9/27/2019 (2)	0.17500	0.15184	0.16642	0.16660	0.17500	0.17500
12/30/2019	0.13500	0.11189	0.12600	0.12674	0.13500	0.13500
Total	$0.58000	$0.48803	$0.54547	$0.54640	$0.58000	$0.58000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/28/2018	$0.13000	$0.10170	$0.12175	$0.12168	$0.12867	$0.13000
6/28/2018	0.13000	0.10687	0.12159	0.12163	0.13000	0.13000
9/27/2018	0.13000	0.10673	0.12149	0.12155	0.13000	0.13000
12/28/2018	0.13000	0.10652	0.12141	0.12145	0.13000	0.13000
Total	$0.52000	$0.42182	$0.48624	$0.48631	$0.51867	$0.52000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/30/2017	$0.12500	$0.09699	$0.11684	$0.11686	$0.12366	$0.12500
6/29/2017	0.12500	0.09660	0.11677	0.11607	0.12365	0.12500
9/28/2017	0.12500	0.09623	0.11663	0.11649	0.12361	0.12500
12/28/2017	0.12500	0.09615	0.11655	0.11643	0.12364	0.12500
Total	$0.50000	$0.38597	$0.46679	$0.46585	$0.49456	$0.50000
________

(1)	Distributions paid are net of dealer manager fees applicable to each share class.

(2)	Includes a special dividend of $0.04 per share.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Second Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Second Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Second Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Second Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2019 and December 31, 2018, LaSalle had paid $1,775 and $2,017, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

NOTE 7—DST PROGRAM
On October 16, 2019, we, through our operating partnership, initiated the DST Program to raise up to $500,000 in private placements through the sale of beneficial interests in specific Delaware statutory trusts (“DST”) holding DST Properties, which may be sourced from our existing portfolio or from newly acquired properties sourced from third parties. Each DST Property will be leased back by a wholly owned subsidiary of our operating partnership on a long-term basis of up to ten years pursuant to a master lease agreement. The master lease agreements are expected to be guaranteed by our operating partnership. As compensation for the master lease guarantee, our operating partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors at any time after two years from the closing of the applicable DST offering in exchange for operating partnership units or cash, at our discretion.
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs incurred for services provided to the DST will be accounted for as deferred loan costs and will be netted against the financing obligation.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on our Consolidated Statements of Operations and Comprehensive Income. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the specific DST and could fluctuate over time.
As of December 31, 2019, we had not sold any interests in the DST Program.
NOTE 8—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties, excluding those classified as held for sale, based on operating leases in place at December 31, 2019 are as follows:

Year	Amount
2020	$126,632
2021	92,141
2022	80,563
2023	70,738
2024	58,918
Thereafter	191,112
Total	$620,104

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the years ended December 31, 2019, 2018 and 2017, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the decrease in rents from 2020 future rents to 2021 is related to our apartment properties which generally have a one year lease life.

NOTE 9—RELATED PARTY TRANSACTIONS
Pursuant to our Advisory Agreement with LaSalle, we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. The term of our Advisory Agreement expires June 5, 2020, subject to an unlimited number of successive one-year renewals.
The fixed advisory fees for the years ended December 31, 2019, 2018 and 2017 were $23,026, $20,052 and $19,269 respectively. The performance fees for the years ended December 31, 2019, 2018 and 2017 were $0, $1,075 and $1,269 respectively. Included in Advisor fees payable for the year ended December 31, 2019 was $2,169 of fixed fee. Included in Advisor fees payable for the year ended December 31, 2018 was $1,786 of fixed fee expense and $1,075 of performance fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the years ended December 31, 2019, 2018 and 2017, JLL Americas was paid $1,608, $956 and $1,381, respectively, for property management and leasing services. During the year ended December 31, 2019, we paid JLL Americas $203 in mortgage brokerage fees related to the mortgage note payable for Stonemeadow Farms and $146 in mortgage brokerage fees related to the mortgage note payable for Presley Uptown.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the years ended December 31, 2019, 2018 and 2017, we paid the Dealer Manager selling commissions and dealer manager fees totaling $12,203, $9,113 and $10,061, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs at December 31, 2019 and 2018 were $93,450 and $70,451 of future dealer manager fees payable, respectively.
As of December 31, 2019 and 2018, we owed $1,775 and $2,017, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the dealer manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, the dealer manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total equity of each outstanding unit of beneficial interest for such day, payable by the Delaware statutory trusts; (b) 0.85% of the NAV of each outstanding Class A operating partnership unit for such day issued in connection with the FMV Option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share for such day issued in connection with the Redemption Right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A operating partnership units or Class A shares that were issued in connection with the DST Program. For the year ended December 31, 2019, we have not incurred any fees with the Dealer Manager in connection with the DST Program.
LaSalle will also serve as the manager for the DST Program. Each Delaware statutory trust may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such Delaware statutory trust. Additionally, the manager may earn a disposition fee of a to-be-agreed upon percentage of the gross sales price of any DST Property sold to a third party, which it may reduce or waive in its sole discretion, and receive reimbursement of certain expenses associated with the establishment, maintenance and operation of the Delaware statutory trust and DST Properties. For the year ended December 31, 2019, we have not incurred any fees with our Advisor in connection with the DST Program.

NOTE 10—COMMITMENTS AND CONTINGENCIES
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
The operating agreement for Presley Uptown allows the unrelated third party joint venture partner, owning a 2.5% interest, to put its interest to us at a market determined value starting September 30, 2022 through September 30, 2024.

NOTE 11—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income from operations for the years ended December 31, 2019, 2018 and 2017:

Year Ended December 31, 2019	Apartments	Industrial	Office	Retail	Other	Total
Assets	$797,923	$587,321	$225,352	$549,918	$22,350	$2,182,864

Capital expenditures by segment	$7,510	$5,162	$584	$6,602	$16	$19,874

Revenues:
Rental revenue	$57,069	$45,166	$18,918	$45,699	$318	$167,170
Other revenue	3,179	469	529	728	2,204	7,109
Total revenues	$60,248	$45,635	$19,447	$46,427	$2,522	$174,279
Operating expenses:
Real estate taxes	$10,120	$7,395	$1,985	$5,063	$449	$25,012
Property operating	16,465	3,701	3,677	7,117	823	31,783
Total segment operating expenses	$26,585	$11,096	$5,662	$12,180	$1,272	$56,795

Reconciliation to net income
Property general and administrative						1,659
Advisor fees						23,026
Company level expenses						3,201
Depreciation and amortization						67,348
Total operating expenses						$152,029
Other income and (expenses):
Interest expense						$(36,185)
Income from unconsolidated real estate affiliates and fund investment						7,066
Gain on disposition of property and extinguishment of debt						106,871
Total other income and (expenses)						$77,752
Net income						$100,002

Reconciliation to total consolidated assets as of December 31, 2019
Assets per reportable segments						$2,182,864
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						348,645
Total consolidated assets						$2,531,509

Year Ended December 31, 2018	Apartments	Industrial	Office	Retail	Other	Total
Assets	$604,553	$474,622	$255,101	$560,802	$21,549	$1,916,627

Capital expenditures by segment	$7,186	$1,906	$250	$3,956	$90	$13,388

Revenues:
Rental revenue	$48,152	$40,290	$29,791	$46,168	$305	$164,706
Other revenue	2,834	4	201	549	2,218	5,806
Total revenues	$50,986	$40,294	$29,992	$46,717	$2,523	$170,512
Operating expenses:
Real estate taxes	$8,576	$7,714	$2,884	$5,705	$512	$25,391
Property operating	14,087	3,163	6,021	7,250	730	31,251
Total segment operating expenses	$22,663	$10,877	$8,905	$12,955	$1,242	$56,642

Reconciliation to net income
Property general and administrative						918
Advisor fees						21,127
Company level expenses						2,718
Depreciation and amortization						62,037
Total operating expenses						$143,442
Other income and (expenses):
Interest expense						$(33,135)
Income from unconsolidated real estate affiliates and fund investments						2,004
Gain on disposition of property and extinguishment of debt						29,665
Total other income and (expenses)						$(1,466)
Net income						$25,604

Reconciliation to total consolidation assets as of December 31, 2018
Assets per reportable segments (1)						$1,916,627
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						279,967
Total consolidated assets						$2,196,594
________

(1)	Includes $114,274 of Office segment asset classified as held for sale as of December 31, 2018.

Year Ended December 31, 2017	Apartments	Industrial	Office	Retail	Other	Total

Capital expenditures by segment	$4,798	$2,187	$7,130	$5,922	$204	$20,241

Revenues:
Rental revenue	$43,664	$41,136	$31,380	$42,702	$333	$159,215
Other income	2,527	110	291	438	2,153	5,519
Total revenues	$46,191	$41,246	$31,671	$43,140	$2,486	$164,734
Operating expenses:
Real estate taxes	$6,855	$7,805	$3,309	$5,868	$307	$24,144
Property operating	12,311	2,827	6,734	6,190	866	28,928
Total segment operating expenses	$19,166	$10,632	$10,043	$12,058	$1,173	$53,072

Reconciliation to net income
Property general and administrative						903
Advisor fees						20,538
Company level expenses						2,643
Depreciation and amortization						61,705
Total operating expenses						$138,861
Other income and (expenses):
Interest expense						$(28,094)
Income from unconsolidated real estate affiliates and fund investments						9,633
Other income						500
Gain on disposition of property and extinguishment of debt						14,982
Total other income and (expenses)						$(2,979)
Net income						$22,894

NOTE 12—DISTRIBUTIONS PAYABLE

On November 7, 2019, our board of directors approved a gross distribution for the fourth quarter of 2019 of $0.135 per share to stockholders of record as of December 30, 2019. The distribution was paid on February 3, 2020. Class A, Class M, Class A-I, Class M-I and Class D stockholders received $0.135 per share, less applicable class-specific fees, if any.

NOTE 13—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019	Three Months Ended December 31, 2019
Total revenues	$41,129	$40,875	$44,785	$47,490
Net income (loss)	106,735	(2,950)	(4,851)	1,068
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	106,736	(2,963)	(4,882)	1,042
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$0.76	$(0.02)	$(0.03)	$0.01
Class M	0.76	(0.02)	(0.03)	0.01
Class A-I	0.76	(0.02)	(0.03)	0.01
Class M-I	0.76	(0.02)	(0.03)	0.01
Class D	0.76	(0.02)	(0.03)	0.01

Weighted average common stock outstanding-basic and diluted	139,744,220	146,009,775	154,940,895	163,718,210

	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018	Three Months Ended December 31, 2018
Total revenues	$42,082	$42,227	$43,319	$42,884
Net income (loss)	32,691	3,158	(3,356)	(6,889)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	32,644	3,106	(3,301)	(6,882)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$0.25	$0.02	$(0.02)	$(0.06)
Class M	0.25	0.02	(0.02)	(0.06)
Class A-I	0.25	0.02	(0.02)	(0.06)
Class M-I	0.25	0.02	(0.02)	(0.07)
Class D	0.25	0.02	(0.02)	(0.07)

Weighted average common stock outstanding-basic and diluted	133,231,349	134,233,903	135,528,172	137,163,633
All significant fluctuations between the quarters are attributable to acquisitions and dispositions made in 2019 and 2018.
NOTE 14—SUBSEQUENT EVENTS
On January 29, 2020, we acquired Millford Crossing, a grocery-anchored retail center located in Milford, Massachusetts, for approximately $42,000. The acquisition was funded with cash on hand.
On February 6, 2020, we acquired Fountainhead Corporate Park, a 300,000 square foot, two-building Class A office portfolio comprised of two 6-story buildings located in the Phoenix, Arizona submarket of Tempe for approximately $61,500. The acquisition was funded with cash on hand.
On March 3, 2020, our board of directors approved a gross dividend for the first quarter of 2020 of $0.135 per share to stockholders of record as of March 25, 2020. The dividend will be paid on or around March 30, 2020. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Apartment Properties:
The Edge at Lafayette—Lafayette, LA	$—	$1,782	$23,266	$—	$(1,136)	$—	$1,782	$22,130	$23,912
Townlake of Coppell—Coppell, TX	28,514	8,444	36,805	—	3,422	—	8,444	40,227	48,671
AQ Rittenhouse—Philadelphia, PA	26,370	11,000	39,963	—	59	—	11,000	40,022	51,022
Lane Park Apartments—Mountain Brook, AL	37,000	5,100	66,428	—	1,445	—	5,100	67,873	72,973
Dylan Point Loma—San Diego, CA	40,500	19,000	70,860	—	202	—	19,000	71,062	90,062
The Penfield—St. Paul, MN	36,977	8,021	52,713	—	879	—	8,021	53,592	61,613
180 North Jefferson—Chicago, IL	45,000	18,588	75,435	—	5,437	—	18,588	80,872	99,460
Jory Trail at the Grove—Wilsonville, OR	44,250	7,877	64,369	—	3,593	—	7,877	67,962	75,839
The Reserve at Johns Creek Walk—Johns Creek, GA	26,000	7,552	38,025	—	605	—	7,552	38,630	46,182
Villas at Legacy—Plano, TX	—	6,888	48,504	—	3,466	—	6,888	51,970	58,858
Stonemeadow Farms - Bothell, WA	45,000	14,000	65,535	—	593	—	14,000	66,128	80,128
Summit at San Marcos - Chandler, AZ	—	6,401	63,335	—	75	—	6,401	63,410	69,811
Presley Uptown - Charlotte, NC	30,000	7,390	46,479	—	(22)	—	7,390	46,457	53,847
Total Apartment Properties	359,611	122,043	691,717	—	18,618	—	122,043	710,335	832,378

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	—	2,656	12,836	(293)	203	—	2,363	13,039	15,402
Norfleet Distribution Center—Kansas City, MO	—	2,134	31,397	(205)	(1,937)	—	1,929	29,460	31,389
Suwanee Distribution Center—Suwanee, GA	19,100	6,155	27,598	—	101	—	6,155	27,699	33,854
3800 1st Avenue South —Seattle, WA	9,257	7,238	9,673	546	158	—	7,784	9,831	17,615
3844 1st Avenue South—Seattle, WA	5,772	5,563	6,031	340	98	—	5,903	6,129	12,032
3601 2nd Avenue South—Seattle, WA	3,221	2,774	3,365	190	55	—	2,964	3,420	6,384
Grand Prairie Distribution Center—Grand Prairie, TX	—	2,100	12,478	—	11	—	2,100	12,489	14,589
Charlotte Distribution Center—Charlotte, NC	9,764	5,381	15,002	—	290	—	5,381	15,292	20,673
4050 Corporate Drive—Grapevine, TX	12,147	5,200	18,327	—	213	—	5,200	18,540	23,740
4055 Corporate Drive—Grapevine, TX	5,573	2,400	12,377	—	1,480	—	2,400	13,857	16,257
2501-2575 Allan Drive—Elk Grove, IL	—	4,300	10,926	—	721	—	4,300	11,647	15,947
2601-2651 Allan Drive—Elk Grove, IL	—	2,600	7,726	—	109	—	2,600	7,835	10,435
1300 Michael Drive—Wood Dale, IL	—	1,900	6,770	—	139	—	1,900	6,909	8,809
1350 Michael Drive—Wood Dale, IL	—	1,500	5,059	—	79	—	1,500	5,138	6,638
1225 Michael Drive—Wood Dale, IL	—	2,600	7,149	—	85	—	2,600	7,234	9,834
200 Lewis Drive—Wood Dale, IL	—	1,100	4,165	—	124	—	1,100	4,289	5,389
1301-1365 Mittel Boulevard—Chicago, IL	—	2,700	5,473	—	141	—	2,700	5,614	8,314

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Tampa Distribution Center- Tampa, FL	—	3,507	22,485	—	84	—	3,507	22,569	26,076
Aurora Distribution Center- Aurora, IL	13,850	9,861	14,646	—	—	—	9,861	14,646	24,507
28150 West Harrison Parkway- Valencia, CA	—	2,760	8,899	—	—	—	2,760	8,899	11,659
28145 West Harrison Parkway- Valencia, CA	—	3,468	10,111	—	19	—	3,468	10,130	13,598
28904 Avenue Paine- Valencia, CA	—	3,812	10,535	—	104	—	3,812	10,639	14,451
24823 Anza Drive- Santa Clarita, CA	—	1,095	2,849	—	23	—	1,095	2,872	3,967
25045 Avenue Tibbitts- Santa Clarita, CA	—	4,087	13,224	—	278	—	4,087	13,502	17,589
6000 Giant Road- Richmond, CA	—	11,572	26,556	—	—	—	11,572	26,556	38,128
6015 Giant Road- Richmond, CA	—	10,468	24,127	—	(1,094)	—	10,468	23,033	33,501
6025 Giant Road- Richmond, CA	—	2,700	4,167	—	497	—	2,700	4,664	7,364
Mason Mill Distribution Center—Buford, GA	—	3,406	23,312	—	—	—	3,406	23,312	26,718
Fremont Distribution Center - Fremont, CA	—	29,427	7,024	—	854	—	29,427	7,878	37,305
3324 Trinity Boulevard - Grand Prairie, TX	—	3,215	11,255	—	(13)	—	3,215	11,242	14,457
Taunton Distribution Center - Taunton, MA	—	2,000	21,589	—	54	—	2,000	21,643	23,643
Chandler Distribution Center - Chandler, AZ	—	3,803	24,095	—	—	—	3,803	24,095	27,898
Total Industrial Properties	78,684	153,482	421,226	578	2,876	—	154,060	424,102	578,162

Office Properties:
Monument IV at Worldgate—Herndon, VA	40,000	5,186	57,013	—	19,583	—	5,186	76,596	81,782
140 Park Avenue—Florham Park, NJ	22,800	3,162	34,784	—	(4)	—	3,162	34,780	37,942
San Juan Medical Center- San Juan Capistrano, CA	—	9,807	13,303	—	936	—	9,807	14,239	24,046
Genesee Plaza - San Deigo, CA	41,114	8,222	73,964	—	186	—	8,222	74,150	82,372
Total Office Properties	103,914	26,377	179,064	—	20,701	—	26,377	199,765	226,142

Retail Properties:
The District at Howell Mill—Atlanta, GA	30,378	10,000	56,040	—	5,244	—	10,000	61,284	71,284
Grand Lakes Marketplace—Katy, TX	23,900	5,215	34,770	—	87	—	5,215	34,857	40,072
Oak Grove Plaza—Sachse, TX	9,384	4,434	18,869	—	637	—	4,434	19,506	23,940
Rancho Temecula Town Center—Temecula, CA	28,000	14,600	41,180	—	921	—	14,600	42,101	56,701
Skokie Commons—Skokie, IL	24,400	8,859	25,705	891	179	—	9,750	25,884	35,634
Whitestone Market—Austin, TX	25,750	7,000	39,868	—	431	—	7,000	40,299	47,299
Maui Mall—Maui, HI	37,894	44,257	39,454	—	10,340	—	44,257	49,794	94,051
Silverstone Marketplace—Scottsdale, AZ	—	8,012	33,771	—	20	—	8,012	33,791	41,803
Kierland Village Center—Scottsdale, AZ	—	7,037	26,693	—	194	—	7,037	26,887	33,924
Timberland Town Center—Beaverton, OR	21,220	6,083	33,826	—	237	—	6,083	34,063	40,146

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Montecito Marketplace—Las Vegas, NV	—	11,410	45,212	—	208	—	11,410	45,420	56,830
Total Retail Properties	200,926	126,907	395,388	891	18,498	—	127,798	413,886	541,684

Other Properties:
South Beach Parking Garage—Miami, FL	—	—	21,467	—	681	—	—	22,148	22,148
Total Other Properties	—	—	21,467	—	681	—	—	22,148	22,148

Total Consolidated Properties:	$743,135	$428,809	$1,708,862	$1,469	$61,374	$—	$430,278	$1,770,236	$2,200,514
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $2,328,477 and $253,015, respectively.

(1)	Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Apartment Properties:
The Edge at Lafayette—Lafayette, LA	$(5,587)	2007	1/15/2008	50 years
Townlake of Coppell—Coppell, TX	(5,805)	1986	5/22/2015	40 years
AQ Rittenhouse—Philadelphia, PA	(3,994)	2015	7/30/2015	50 years
Lane Park Apartments—Mountain Brook, AL	(5,536)	2014	5/26/2016	50 years
Dylan Point Loma—San Diego, CA	(5,468)	2016	8/9/2016	50 years
The Penfield—St. Paul, MN	(3,715)	2013	9/22/2016	50 years
180 North Jefferson—Chicago, IL	(6,707)	2004	12/1/2016	40 years
Jory Trail at the Grove—Wilsonville, OR	(3,944)	2012	7/14/2017	50 years
The Reserve at Johns Creek Walk—Johns Creek, GA	(2,417)	2007	7/28/2017	40 years
Villas at Legacy—Plano, TX	(2,416)	1999	6/6/2018	40 years
Stonemeadow Farms - Bothell, WA	(1,120)	1999	5/13/2019	40 years
Summit at San Marcos - Chandler, AZ	(780)	2018	7/31/2019	50 years
Presley Uptown - Charlotte, NC	(317)	2016	9/30/2019	50 years
Total Apartment Properties	(47,806)

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	(3,625)	2002	6/30/2005	50 years
Norfleet Distribution Center—Kansas City, MO	(7,789)	2007	2/27/2007	50 years
Suwanee Distribution Center—Suwanee, GA	(3,621)	2012	6/28/2013	50 years
3800 1st Avenue South —Seattle, WA	(1,518)	2005	6/26/2013	40 years
3844 1st Avenue South—Seattle, WA	(946)	1968	12/18/2013	40 years
3601 2nd Avenue South—Seattle, WA	(528)	1949	12/18/2013	40 years
Grand Prairie Distribution Center—Grand Prairie, TX	(1,500)	1980	12/18/2013	40 years
Charlotte Distribution Center—Charlotte, NC	(2,117)	2013	1/22/2014	50 years
4050 Corporate Drive—Grapevine, TX	(2,117)	1991	6/27/2014	40 years
4055 Corporate Drive—Grapevine, TX	(1,610)	1996	4/15/2015	40 years
2501-2575 Allan Drive—Elk Grove, IL	(1,338)	1996	4/15/2015	40 years
2601-2651 Allan Drive—Elk Grove, IL	(855)	1985	9/30/2015	40 years
1300 Michael Drive—Wood Dale, IL	(740)	1985	9/30/2015	40 years
1350 Michael Drive—Wood Dale, IL	(552)	1985	9/30/2015	40 years
1225 Michael Drive—Wood Dale, IL	(767)	1985	9/30/2015	40 years
200 Lewis Drive—Wood Dale, IL	(683)	1985	9/30/2015	40 years
1301-1365 Mittel Boulevard—Chicago, IL	(589)	1985	9/30/2015	40 years
Tampa Distribution Center- Tampa, FL	(2,124)	1985	9/30/2015	40 years
Aurora Distribution Center- Aurora, IL	(1,050)	2009	4/11/2016	40 years
28150 West Harrison Parkway- Valencia, CA	(779)	2016	5/19/2016	50 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
28145 West Harrison Parkway- Valencia, CA	(894)	1997	6/29/2016	40 years
28904 Avenue Paine- Valencia, CA	(946)	1997	6/29/2016	40 years
24823 Anza Drive- Santa Clarita, CA	(254)	1999	6/29/2016	40 years
25045 Avenue Tibbitts- Santa Clarita, CA	(1,172)	1988	6/29/2016	40 years
6000 Giant Road- Richmond, CA	(1,770)	1988	6/29/2016	40 years
6015 Giant Road- Richmond, CA	(1,534)	2016	9/8/2016	50 years
6025 Giant Road- Richmond, CA	(251)	2016	9/8/2016	50 years
Mason Mill Distribution Center—Buford, GA	(932)	2016	12/29/2016	50 years
Fremont Distribution Center - Fremont, CA	(132)	1991	3/29/2019	40 years
3324 Trinity Boulevard - Grand Prairie, TX	(164)	2015	5/31/2019	40 years
Taunton Distribution Center - Taunton, MA	(181)	2016	8/23/2019	50 years
Chandler Distribution Center - Chandler, AZ	(41)	2016	12/5/2019	50 years
Total Industrial Properties	(43,119)

Office Properties:
Monument IV at Worldgate—Herndon, VA	(26,935)	2001	8/27/2004	50 years
140 Park Avenue—Florham Park, NJ	(2,782)	2015	12/21/2015	50 years
San Juan Medical Center- San Juan Capistrano, CA	(1,122)	2015	4/1/2016	50 years
Genesee Plaza - San Deigo, CA	(925)	1983	7/2/2019	40 years
Total Office Properties	(31,764)

Retail Properties:
The District at Howell Mill—Atlanta, GA	(15,002)	2006	6/15/2007	50 years
Grand Lakes Marketplace—Katy, TX	(4,409)	2012	9/17/2013	50 years
Oak Grove Plaza—Sachse, TX	(3,012)	2003	1/17/2014	40 years
Rancho Temecula Town Center—Temecula, CA	(5,901)	2007	6/16/2014	40 years
Skokie Commons—Skokie, IL	(2,412)	2015	5/15/2015	50 years
Whitestone Market—Austin, TX	(4,316)	2003	9/30/2015	40 years
Maui Mall—Maui, HI	(5,513)	1971	12/22/2015	40 years
Silverstone Marketplace—Scottsdale, AZ	(2,310)	2015	7/27/2016	50 years
Kierland Village Center—Scottsdale, AZ	(2,200)	2001	9/30/2016	40 years
Timberland Town Center—Beaverton, OR	(2,264)	2015	9/30/2016	50 years
Montecito Marketplace—Las Vegas, NV	(2,754)	2007	8/8/2017	50 years
Total Retail Properties	(50,093)

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Other Properties:
South Beach Parking Garage—Miami, FL	(3,454)	2001	1/28/2014	40 years
Total Other Properties	(3,454)

Total Consolidated Properties:	$(176,236)
Reconciliation of Real Estate

Consolidated Properties	2019	2018	2017
Balance at beginning of year	$1,797,585	$1,854,297	$1,744,317
Additions	404,353	67,513	219,812
Assets sold/ written off	(1,424)	(2,214)	(54,880)
Write-downs for impairment charges	—	—	—
Reclassed as held for sale	—	(122,011)	(54,952)
Balance at close of year	$2,200,514	$1,797,585	$1,854,297
Reconciliation of Accumulated Depreciation

Consolidated Properties	2019	2018	2017
Balance at beginning of year	$135,480	$112,132	$88,870
Additions	42,180	39,833	37,333
Assets sold/ written off	(1,424)	(2,214)	(3,932)
Write-downs for impairment charges	—	—	—
Reclassed as held for sale	—	(14,271)	(10,139)
Balance at close of year	$176,236	$135,480	$112,132