Form 10-Q
period 2020-03-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2020-05-08
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 8, 2020 were 86,350,087 shares of Class A Common Stock, 41,561,344 shares of Class M Common Stock, 11,242,063 shares of Class A-I Common Stock, 20,256,735 shares of Class M-I Common Stock and 4,957,915 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $22,605 and $22,605, respectively)	$436,249	$430,278
Buildings and equipment (including from VIEs of $142,872 and $142,599, respectively)	1,836,277	1,770,236
Less accumulated depreciation (including from VIEs of $(20,550) and $(19,646), respectively)	(187,805)	(176,236)
Net property and equipment	2,084,721	2,024,278
Investment in unconsolidated real estate affiliates	159,061	159,288
Real estate fund investment	84,664	93,400
Net investments in real estate	2,328,446	2,276,966
Cash and cash equivalents (including from VIEs of $1,980 and $2,087, respectively)	266,321	77,056
Restricted cash (including from VIEs of $74 and $75, respectively)	14,995	36,966
Tenant accounts receivable, net (including from VIEs of $3,441 and $2,767, respectively)	7,060	6,424
Deferred expenses, net (including from VIEs of $535 and $558, respectively)	9,645	9,351
Acquired intangible assets, net (including from VIEs of $4,170 and $5,383, respectively)	116,417	93,342
Deferred rent receivable, net (including from VIEs of $1,199 and $1,079, respectively)	20,180	20,407
Prepaid expenses and other assets (including from VIEs of $185 and $180, respectively)	7,133	10,997
TOTAL ASSETS	$2,770,197	$2,531,509
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $82,410 and $82,531, respectively)	$1,043,399	$836,818
Accounts payable and other liabilities (including from VIEs of $1,763 and $1,500, respectively)	40,745	55,092
Financing obligation	15,616	—
Accrued offering costs	105,510	95,225
Distributions payable	—	19,888
Accrued interest (including from VIEs of $298 and $299, respectively)	2,346	2,602
Accrued real estate taxes (including from VIEs of $473 and $515, respectively)	6,117	5,137
Advisor fees payable	2,288	2,169
Acquired intangible liabilities, net	17,427	15,821
TOTAL LIABILITIES	1,233,448	1,032,752
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 91,983,850 and 88,007,721 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	920	880
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 37,779,496 and 39,036,770 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	378	390
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 10,432,175 and 11,153,567 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	104	112
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 28,106,764 and 22,589,999 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	281	226
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 4,957,915 and 4,957,915 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	50	50
Additional paid-in capital (net of offering costs of $202,705 and $187,131 as of March 31, 2020 and December 31, 2019, respectively)	1,938,168	1,860,734
Distributions to stockholders	(419,875)	(398,939)
Retained earnings	10,734	29,283
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,530,760	1,492,736
Noncontrolling interests	5,989	6,021
Total equity	1,536,749	1,498,757
TOTAL LIABILITIES AND EQUITY	$2,770,197	$2,531,509
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenues:
Rental revenue	$46,917	$38,861
Other revenue	1,743	2,268
Total revenues	48,660	41,129
Operating expenses:
Real estate taxes	7,541	6,015
Property operating expenses	8,758	7,246
Property general and administrative	2,548	296
Advisor fees	6,578	5,233
Company level expenses	954	702
Depreciation and amortization	19,056	14,575
Total operating expenses	45,435	34,067
Other income (expenses):
Interest expense	(14,535)	(9,632)
(Loss) income from unconsolidated real estate affiliates and fund investments	(8,927)	2,197
Gain on disposition of property and extinguishment of debt, net	1,708	107,108
Total other income and (expenses)	(21,754)	99,673
Net (loss) income	(18,529)	106,735
Less: Net (income) loss attributable to the noncontrolling interests	(20)	1
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(18,549)	$106,736
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.11)	0.76
Class M	(0.11)	0.76
Class A-I	(0.11)	0.76
Class M-I	(0.11)	0.76
Class D	(0.11)	0.76
Weighted average common stock outstanding-basic and diluted	172,744,239	139,744,220

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2019	138,148,451	$1,382	$1,568,474	$(318,780)	$(70,650)	$6,866	$1,187,292
Issuance of common stock	5,762,222	57	70,492	—	—	—	70,549
Repurchase of shares	(2,583,618)	(26)	(31,376)	—	—	—	(31,402)
Offering costs	—	—	(6,546)	—	—	—	(6,546)
Stock based compensation	7,413	—	40	—	—	—	40
Net income	—	—	—	—	106,736	(1)	106,735
Cash distributed to noncontrolling interests	—	—	—	—	—	(96)	(96)
Distributions declared per share ($0.135)	—	—	—	(16,990)	—	—	(16,990)
Balance, March 31, 2019	141,334,468	$1,413	$1,601,084	$(335,770)	$36,086	$6,769	$1,309,582

Balance, January 1, 2020	165,745,572	$1,658	$1,860,734	$(398,939)	$29,283	$6,021	$1,498,757
Issuance of common stock	15,097,750	151	185,904	—	—	—	186,055
Repurchase of shares	(7,598,597)	(76)	(93,088)	—	—	—	(93,164)
Conversion of shares	(525)	—	—	—	—	—	—
Offering costs	—	—	(15,574)	—	—	—	(15,574)
Stock based compensation	16,000	—	192	—	—	—	192
Net income	—	—	—	—	(18,549)	20	(18,529)
Cash contributions from noncontrolling interests	—	—	—	—	—	1	1
Cash distributed to noncontrolling interests	—	—	—	—	—	(53)	(53)
Distributions declared per share ($0.135)	—	—	—	(20,936)	—	—	(20,936)
Balance, March 31, 2020	173,260,200	$1,733	$1,938,168	$(419,875)	$10,734	$5,989	$1,536,749

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands
(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(18,529)	$106,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,933	14,604
Gain on disposition of property	(1,724)	(107,108)
Straight line rent	216	(530)
Loss (income) from unconsolidated real estate affiliates and fund investment	8,927	(2,197)
Distributions from unconsolidated real estate affiliates and fund investment	1,166	1,844
Net changes in assets, liabilities and other	8,754	(1,499)
Net cash provided by operating activities	17,743	11,849
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(101,217)	(44,525)
Proceeds from sale of real estate investments and fixed assets	5,372	216,010
Capital improvements and lease commissions	(2,455)	(4,280)
Investment in unconsolidated real estate affiliates	(1,130)	(13)
Deposits for investments under contract	—	(3,100)
Net cash used in investing activities	(99,430)	164,092
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	167,750	74,756
Repurchase of shares	(92,082)	(31,402)
Offering costs	(5,288)	(3,961)
Distributions to stockholders	(27,562)	(5,370)
Distributions paid to noncontrolling interests	(53)	(96)
Contributions received from noncontrolling interests	1	—
Draws on credit facility	200,000	—
Payment on credit facility	—	(90,000)
Proceeds from mortgage notes and other debt payable	35,900	—
Debt issuance costs	—	7
Principal payments on mortgage notes and other debt payable	(29,685)	(62,005)
Net cash provided by (used in) financing activities	248,981	(118,071)
Net increase in cash, cash equivalents and restricted cash	167,294	57,870
Cash, cash equivalents and restricted cash at the beginning of the period	114,022	45,269
Cash, cash equivalents and restricted cash at the end of the period	$281,316	$103,139

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted per Consolidated Statements of Cash Flows
Cash and cash equivalents	$266,321	$80,490
Restricted cash	14,995	22,649
Cash, cash equivalents and restricted cash at the end of the period	$281,316	$103,139

Supplemental disclosure of cash flow information:
Interest paid	$8,357	$7,487
Non-cash activities:
Write-offs of receivables	$(9)	$(24)
Write-offs of retired assets and liabilities	4,344	1,663
Change in liability for capital expenditures	(251)	452
Net liabilities transferred at disposition of real estate investment	63	2,100
Net liabilities assumed at acquisition	538	235
Change in issuance of common stock receivable and redemption of common stock payable	2,672	793
Change in accrued offering costs	10,286	2,585
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2020, we owned interests in a total of 78 properties, located in 20 states.
We own, and plan to continue to own, all or substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are the initial limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). This structure is intended to facilitate tax-deferred contributions of properties to our operating partnership in exchange for limited partnership interests in our operating partnership. A transfer of property directly to a REIT in exchange for shares of common stock of a REIT is generally a taxable transaction to the transferring property owner. In an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction.
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
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public Offering term to the extent permissible under applicable law. As of March 31, 2020, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $728,614.
On March 3, 2015, we commenced a private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of March 31, 2020, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Follow-on Private Offering of $68,591.
On October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of March 31, 2020, we have raised $16,707 from our DST Program.

As of March 31, 2020, 91,983,850 shares of Class A common stock, 37,779,496 shares of Class M common stock, 10,432,175 shares of Class A-I common stock, 28,106,764 shares of Class M-I common stock, and 4,957,915 shares of Class D common stock were outstanding and held by a total of 17,862 stockholders.
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
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of March 31, 2020, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $30,110.
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

Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of March 31, 2020, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, and Presley Uptown due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2020, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of our outside joint venture partners.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on March 10, 2020 (our “2019 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2019 audited consolidated financial statements included in our 2019 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At March 31, 2020, our restricted cash balance on our Consolidated Balance Sheets was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at March 31, 2020 and December 31, 2019 was $5,269 and $4,893, respectively.
Rental Revenue Recognition
We recognize rental revenue from tenants under operating leases on a straight-line basis over the noncancelable term of the lease when collectability of substantially all rents is reasonably assured. Recognition of rental revenue on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. For leases where collection of substantially all rents is not deemed to be probable, revenue is recorded equal to cash that has been received from the tenant.  We evaluate the collectability of rents and other receivables at each reporting period based on factors including, among others, tenant's payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates, economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached.
The COVID-19 pandemic has had a negative impact on many of our tenant’s businesses. The duration and extent of the negative effects caused by the COVID-19 pandemic to the economy is uncertain, and as such collectability of certain tenants rent receivable balances in the future is also uncertain. We have taken into account current tenant conditions which include consideration of COVID-19 in our estimation of its uncollectible accounts and deferred rents receivable at March 31, 2020. We are closely monitoring the collectability of such rents and will adjust future estimations as further information is known.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $69,991 and $67,574 at March 31, 2020 and December 31, 2019, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $10,712 and $10,372 at March 31, 2020 and December 31, 2019, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the three months ended March 31, 2020 and 2019, we recorded a decrease and an increase in fair value classified within the Level 3 category of $8,736 and $1,320, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on the Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $10,958 lower and $21,360 higher than the aggregate carrying amounts at March 31, 2020 and December 31, 2019, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
Derivative Financial Instruments
We record all derivatives on the Consolidated Balance Sheets at fair value in prepaid expenses and other assets or accounts payable and other accrued expenses. Changes in the fair value of our derivatives are recorded as a component of interest expense on our Consolidated Statements of Operations as we have not designated our derivative instruments as hedges. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps.
As of March 31, 2020, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	6	$212,800
The fair value of our interest rate swaps represent liabilities of $8,429 and $2,140 at March 31, 2020 and December 31, 2019, respectively.
Ground Lease
As of March 31, 2020, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,172 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,237.
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
Recent Issued Accounting Pronouncements
In April 2020, the FASB issued a question and answer document which focused on the application of lease guidance applicable on concessions related to the effects of the COVID–19 pandemic. Per the guidance, companies will be permitted to make an election to account for lease concessions related to the effects of the COVID–19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases, as though enforceable rights and obligations for those concessions existed.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) which provides guidance containing practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We will evaluate the impact of the guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Credit Losses (Topic 326), which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. The guidance was effective for us as of January 1, 2020 and did not have a material impact on our consolidated financial statements.
NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the apartment, industrial, office, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
Acquisitions
On January 29, 2020, we acquired Milford Crossing, a 159,000 square foot, grocery-anchored retail center located in Milford, Massachusetts, for approximately $42,000. The acquisition was funded with cash on hand.
On February 6, 2020, we acquired Fountainhead Corporate Park, a 295,000 square foot, two-building Class A office portfolio comprised of two six-story buildings located in the Phoenix, Arizona submarket of Tempe for approximately $61,500. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2020 acquisitions in accordance with authoritative guidance as follows:

2020 Acquisitions
Land	$7,066
Building and equipment	67,224
In-place lease intangible (acquired intangible assets)	29,712
Above-market lease intangible (acquired intangible assets)	71
Below-market lease intangible (acquired intangible liabilities)	(2,318)
$101,755
Amortization period for intangible assets and liabilities	5 - 154 months
Disposition
On March 27, 2020, we sold 24823 Anza Drive for approximately $5,600 less closing costs. We recorded a gain on the sale of the property in the amount of $1,724.
NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
In addition to investments in consolidated properties we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The following represent our unconsolidated real estate affiliates as of March 31, 2020 and December 31, 2019.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	March 31, 2020	December 31, 2019
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$16,039	$15,741
Pioneer Tower	Office	Portland, OR	June 28, 2016	109,250	109,653
The Tremont	Apartment	Burlington, MA	July 19, 2018	21,586	21,571
The Huntington	Apartment	Burlington, MA	July 19, 2018	12,186	12,323
Total				$159,061	$159,288

Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Total revenues	$4,396	$4,830
Total operating expenses	4,053	3,993
Operating income	$343	$837
Interest expense	534	541
Net (loss) income	$(191)	$296
Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of March 31, 2020, the NYC Retail Portfolio owned 8 retail properties totaling approximately 1,938,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of March 31, 2020 and December 31, 2019, the carrying amount of our investment in the NYC Retail Portfolio was $84,664 and $93,400, respectively. During the three months ended March 31, 2020, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $8,736 and received no cash distributions. On March 4, 2020, a retail property in the NYC Retail Portfolio with a square footage of 74,000 was sold and the mortgage loan was extinguished. During the three months ended March 31, 2019, we recorded an increase in fair value of our investment in the NYC Retail Portfolio of $1,320. During the three months ended March 31, 2019, we received distributions of income totaling $581. This cash distribution of income increased income from unconsolidated real estate affiliates and fund investments. On January 7, 2019, two retail properties in the NYC Retail Portfolio with a combined 148,000 square feet were sold and the mortgage loans were extinguished.
Summarized Statement of Operations—NYC Retail Portfolio Investment—Fair Value Option Investment

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Total revenue	$1,506	$2,545

Net investment income	1,084	2,127
Net change in unrealized (loss) gain on investment in real estate venture	(31,560)	4,771
Net (loss) income	$(30,476)	$6,898

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			March 31, 2020	December 31, 2019
Mortgage notes payable (1)	October 1, 2020 - March 1, 2054	3.00% - 5.30%	$749,350	$743,135
Credit facility
Revolving line of credit	May 25, 2021	2.34%	200,000	—
Term loans	May 25, 2023	3.10%	100,000	100,000
TOTAL			$1,049,350	$843,135
Net debt discount on assumed debt and debt issuance costs			(5,951)	(6,317)
Mortgage notes and other debt payable, net			$1,043,399	$836,818
________

(1)	On March 31, 2020, we entered into a $35,900 mortgage payable on Summit at San Marcos. The mortgage note is interest only at a rate of 3.28% and matures on April 1, 2030.
Aggregate future principal payments of mortgage notes and other debt payable as of March 31, 2020 are as follows:

Year	Amount
2020	$23,453
2021	229,626
2022	8,082
2023	230,166
2024	41,393
Thereafter	516,630
Total	$1,049,350

Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan. On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year term loan maturing on May 26, 2022. We collectively refer to the two term loans as the "Term Loans". On December 12, 2018, we expanded and extended our Credit Facility to provide for a borrowing capacity of $400,000, by increasing our Revolving Line of Credit to $300,000 with a new maturity date of May 25, 2021. We also extended our Term Loans by one year with new maturity dates of May 25, 2023. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 25, 2021 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of March 31, 2020, we believe no material adverse effects had occurred.

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
At March 31, 2020, we had $200,000 outstanding under the Revolving Line of Credit at LIBOR plus 1.35% and $100,000 outstanding under the Term Loans at LIBOR plus 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at March 31, 2020) and swapped $50,000 of the Revolving Line of Credit to a fixed rate of 2.64% (all in rate of 3.99%).
Covenants
At March 31, 2020, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at March 31, 2020 and December 31, 2019 was $6,080 and $5,993, respectively.
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

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.

Stock Transactions
The stock transactions for each of our classes of common stock for the three months ended March 31, 2020 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2019	88,007,721	39,036,770	11,153,567	22,589,599	4,957,915
Issuance of common stock	7,753,710	1,100,191	134,233	6,125,616	—
Repurchase of common stock	(3,722,348)	(1,911,918)	(855,625)	(1,108,706)	—
Share conversions	(55,233)	(445,547)	—	500,255	—
Balance, March 31, 2020	91,983,850	37,779,496	10,432,175	28,106,764	4,957,915
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31, 2020
	# of shares	Amount
Class A Shares	7,753,710	$95,913
Class M Shares	1,100,191	13,487
Class A-I Shares	134,233	1,643
Class M-I Shares	6,125,616	75,204
Total		$186,247
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the three months ended March 31, 2020, we repurchased 7,598,597 shares of common stock in the amount of $93,164. During the three months ended March 31, 2019, we repurchased 2,583,618 shares of common stock in the amount of $31,402.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the three months ended March 31, 2020, we issued 1,082,296 shares of common stock for $13,262 under the distribution reinvestment plan. For the three months ended March 31, 2019, we issued 863,412 shares of common stock for $10,483 under the distribution reinvestment plan.
Earnings Per Share
We compute net income per share for Class A, Class M, Class A-I, Class M-I and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 9-Related Party Transactions), which may impact the net income of each class of common stock differently. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock.
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

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended March 31, 2020
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(9,849)	$(4,172)	$(1,191)	$(2,805)	$(532)
Weighted average number of common shares outstanding	91,730,904	38,847,788	11,082,858	26,124,774	4,957,915
Basic and diluted net loss per share:	$(0.11)	$(0.11)	$(0.11)	$(0.11)	$(0.11)

	Three Months Ended March 31, 2019
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$55,224	$30,623	$8,475	$8,016	$4,398
Weighted average number of common shares outstanding	72,309,548	40,085,862	11,101,704	10,488,323	5,758,783
Basic and diluted net loss per share:	$0.76	$0.76	$0.76	$0.76	$0.76
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Second Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Second Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Second Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Second Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2020 and December 31, 2019, LaSalle had paid $1,714 and $1,775, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

NOTE 7—DST PROGRAM
On October 16, 2019, we, through our operating partnership, initiated the DST Program to raise up to 500,000 in private placements through the sale of beneficial interests in specific Delaware statutory trusts (“DST”) holding DST Properties, which may be sourced from our existing portfolio or from newly acquired properties sourced from third parties. Each DST Property will be leased back by a wholly owned subsidiary of our operating partnership on a long-term basis of up to ten years pursuant to a master lease agreement. The master lease agreements are expected to be guaranteed by our operating partnership. As compensation for the master lease guarantee, our operating partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors at any time after two years from the closing of the applicable DST offering in exchange for operating partnership units or cash, at our discretion.
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs incurred for services provided to the DST totaling $1,047 are accounted for as deferred loan costs and are netted against the financing obligation.
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
As of as of March 31, 2020, we have sold approximately $16,707 in interests related to the DST Program.
NOTE 8—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at March 31, 2020 are as follows:

Year	Amount
2020	$104,452
2021	104,044
2022	90,971
2023	80,225
2024	67,949
Thereafter	228,694
Total	$676,335

Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three months ended March 31, 2020, no individual tenant accounted for greater than 10% of minimum base rents.

NOTE 9—RELATED PARTY TRANSACTIONS
Pursuant to our Advisory Agreement with LaSalle, we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. The term of our Advisory Agreement expires June 5, 2020, subject to an unlimited number of successive one year renewals.
Fixed advisory fees for the three months ended March 31, 2020 and 2019 were $6,578 and $5,233, respectively. There were no performance fees for the three months ended March 31, 2020 and 2019. Included in Advisor fees payable at March 31, 2020 was $2,288 of fixed fee expense. Included in Advisor fees payable for the year ended December 31, 2019 was $2,169 of fixed fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three months ended March 31, 2020 and 2019, JLL Americas was paid $187 and $576, respectively, for property management and leasing services. During the three months ended March 31, 2020, we paid JLL Americas $75 in sales brokerage fees.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three months ended March 31, 2020 and 2019, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,590 and $2,551, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs, at March 31, 2020 and December 31, 2019, were $103,796 and $93,450 of future dealer manager fees payable, respectively.
As of March 31, 2020 and December 31, 2019, we owed $1,714 and $1,775, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the three months ending March 31, 2020, the taxable REIT subsidiary paid $663 to the Dealer Manager. In addition, the Dealer Manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total equity of each outstanding unit of beneficial interest for such day, payable by the Delaware statutory trusts; (b) 0.85% of the NAV of each outstanding Class A operating partnership unit, 0.30% of the NAV of each outstanding Class M operating partnership or 0.30% of the NAV of each outstanding Class A-I operating partnership unit for such day issued in connection with our operating partnership's fair market value purchase option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share or 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A operating partnership units or Class A shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I operating partnership units or Class M-I shares. For the three months ending March 31, 2020, the Delaware statutory trust paid $4 in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle will also serve as the manager for the DST Program. Each Delaware statutory trust may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such Delaware statutory trust. For the three months ending March 31, 2020, the Delaware statutory trust paid $2 in management fees to our Advisor in connection with the DST Program.

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

NOTE 11—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three months ended March 31, 2020 and 2019.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of March 31, 2020	$812,641	$580,202	$285,625	$589,522	$22,347	$2,290,337
Assets as of December 31, 2019	797,923	587,321	225,352	549,918	22,350	2,182,864

Three Months Ended March 31, 2020

Capital expenditures by segment	$1,013	$272	$798	$623	$—	$2,706

Revenues:
Rental revenue	$16,240	$11,992	$6,401	$12,215	$69	$46,917
Other revenue	786	108	276	122	451	1,743
Total revenues	$17,026	$12,100	$6,677	$12,337	$520	$48,660
Operating expenses:
Real estate taxes	$2,898	$2,101	$848	$1,591	$103	$7,541
Property operating expenses	4,495	979	1,203	1,874	207	8,758
Total segment operating expenses	$7,393	$3,080	$2,051	$3,465	$310	$16,299

Reconciliation to net income
Property general and administrative						$2,548
Advisor fees						6,578
Company level expenses						954
Depreciation and amortization						19,056
Total operating expenses						$45,435
Other income and (expenses):
Interest expense						$(14,535)
Loss from unconsolidated real estate affiliates and fund investment						(8,927)
Income on disposition of property and extinguishment of debt						1,708
Total other income and (expenses)						$(21,754)
Net loss						$(18,529)

Reconciliation to total consolidated assets as of March 31, 2020
Assets per reportable segments						$2,290,337
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						479,860
Total consolidated assets						$2,770,197

Reconciliation to total consolidated assets as of December 31, 2019
Assets per reportable segments						$2,182,864
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						348,645
Total consolidated assets						$2,531,509

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended March 31, 2019

Capital expenditures by segment	$998	$784	$—	$2,030	$16	$3,828

Revenues:
Rental revenue	$12,598	$9,828	$5,037	$11,305	$93	$38,861
Other revenue	755	351	7	504	651	2,268
Total revenues	$13,353	$10,179	$5,044	$11,809	$744	$41,129
Operating expenses:
Real estate taxes	$2,369	$1,690	$440	$1,388	$128	$6,015
Property operating expenses	3,587	778	1,049	1,647	185	7,246
Total segment operating expenses	$5,956	$2,468	$1,489	$3,035	$313	$13,261

Reconciliation to net income
Property general and administrative						$296
Advisor fees						5,233
Company level expenses						702
Depreciation and amortization						14,575
Total operating expenses						$34,067
Other income and (expenses):
Interest expense						$(9,632)
Income from unconsolidated real estate affiliates and fund investment						2,197
Gain on disposition of property and extinguishment of debt						107,108
Total other income and (expenses)						$99,673
Net income						$106,735
NOTE 12—SUBSEQUENT EVENTS
On May 5, 2020, our board of directors approved a gross dividend for the second quarter of 2020 of $0.135 per share to stockholders of record as of June 24, 2020. The dividend will be paid on or around June 29, 2020. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
On May 5, 2020, we renewed our Advisory Agreement for a one-year term expiring on June 5, 2021, without any other changes.
On May 6, 2020, we entered into the Third Amended and Restated Limited Partnership Agreement of JLLIPT Holdings LP (the “Third Amended LPA”). The changes to the Third Amended LPA provides unit holders with the flexibility to convert from one class of partnership units to another at a defined conversion rate based on the NAV of the classes of units.
Subsequent to March 31, 2020, the United States continues to be severely impacted by the COVID-19 pandemic and by the economic effects of government responses, such as “stay-at-home” orders and various restrictions on certain business activities, which have materially disrupted the economy. In April and May 2020, we have received a number of rent relief requests from tenants at our properties, most often in the form of rent deferral requests, as a result of COVID-19. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. We are not able to estimate the impact of the COVID-19 pandemic at this time.

*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2019 Form 10-K and our periodic reports filed with the SEC.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of March 31, 2020, were comprised of:
Apartment

•	The Edge at Lafayette,

•	Townlake of Coppell,

•	AQ Rittenhouse,

•	Lane Parke Apartments,

•	Dylan Point Loma,

•	The Penfield,

•	180 North Jefferson,

•	Jory Trail at the Grove,

•	The Reserve at Johns Creek,

•	Villas at Legacy,

•	Stonemeadow Farms (acquired 2019),

•	Summit at San Marcos (acquired 2019), and

•	Presley Uptown (acquired 2019).

Industrial

•	Kendall Distribution Center,

•	Norfleet Distribution Center,

•	Suwanee Distribution Center,

•	South Seattle Distribution Center,

•	3325 Trinity Boulevard,

•	Charlotte Distribution Center,

•	DFW Distribution Center,

•	O'Hare Industrial Portfolio,

•	Tampa Distribution Center,

•	Aurora Distribution Center,

•	Valencia Industrial Portfolio,

•	Pinole Point Distribution Center,

•	Mason Mill Distribution Center,

•	Fremont Distribution Center (acquired 2019),

•	3324 Trinity Boulevard (acquired 2019),

•	Taunton Distribution Center (acquired 2019), and

•	Chandler Distribution Center (acquired in 2019).
Office

•	Monument IV at Worldgate,

•	140 Park Avenue,

•	San Juan Medical Center,

•	Genesee Plaza (acquired 2019), and

•	Fountainhead Corporate Park (acquired 2020).
Retail

•	The District at Howell Mill,

•	Grand Lakes Marketplace,

•	Oak Grove Plaza,

•	Rancho Temecula Town Center,

•	Skokie Commons,

•	Whitestone Market,

•	Maui Mall,

•	Silverstone Marketplace,

•	Kierland Village Center,

•	Timberland Town Center,

•	Montecito Marketplace, and

•	Millford Crossing (acquired 2020).
Other

•	South Beach Parking Garage.
Sold Properties

•	111 Sutter Street (sold in 2019), and

•	24823 Anza Drive (sold in 2020).

Discussions surrounding our Unconsolidated Properties refer to the following properties as of March 31, 2020:

Property	Property Type
Chicago Parking Garage	Parking
NYC Retail Portfolio	Retail
Pioneer Tower	Office
The Tremont	Apartment
The Huntington	Apartment
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
Estimated Percent of Fair Value as of March 31, 2020:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2020 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of March 31, 2020.
Collectability of Rental Revenue
Individual leases are evaluated for collectability at each reporting period. We evaluate the collectability of rents and other receivables at each reporting period based on factors including, among others, tenant's payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached.

Properties
Properties owned at March 31, 2020 are as follows:

					Percentage Leased as of March 31, 2020
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette	Lafayette, LA	January 15, 2008	100%	207,000	71%
Townlake of Coppell	Coppell, TX	May 22, 2015	90	351,000	97
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	95
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	95
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	96
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	96
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	96
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	94
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	94
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	97
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	96
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	95
Presley Uptown (1)	Charlotte, NC	September 30, 2019	98	190,000	90
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue South	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue South	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue South	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100

					Percentage Leased as of March 31, 2020
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	70
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	97
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	89
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	75
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	87
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	84
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	96%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	98
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	94
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	99
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	99
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	87
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	90
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	94
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	96
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	96
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	99
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (4)	NY/NJ	December 8, 2015	14	1,938,000	91%
Pioneer Tower (5)	Portland, OR	June 28, 2016	100	296,000	70
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	95
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	97
________

(1)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(2)	The parking garage contains 343 stalls. This property is owned leasehold.

(3)	We own a condominium interest in the building that contains a 366 stall parking garage.

(4)	We own an approximate 14% interest in a portfolio of eight urban infill retail properties located in the greater New York City area.

(5)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of March 31, 2020:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	13	3,154,000	25%	94%	$22.00
Industrial	33	6,705,000	53	99	5.79
Office	7	829,000	7	92	31.66
Retail	12	1,834,000	14	95	20.89
Other	1	130,000	1	N/A	N/A
Total	66	12,652,000	100%	97%	$13.53

________

(1)	Amount calculated as in-place minimum base rent for all occupied space at March 31, 2020 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of March 31, 2020, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.42 for our consolidated properties.
Recent Events and Outlook
COVID-19 Business Outlook
The outbreak of COVID-19 was declared by the World Health Organization as a global health emergency on January 30, 2020 and then as a pandemic in March 2020. COVID-19 has impacted global financial markets, severely restricted international trade and travel, disrupted business operations (in part or in their entirety) and negatively impacted most investment asset classes including real estate. The ongoing outbreak and corollary response could have a material adverse impact on our financial condition and results of operations. The severity of the impact brought on by these disruptions will be different across property types and markets but could have serious negative impacts on all real estate depending on the longer-term economic effects of COVID-19.
Rent Collections
COVID-19 had a minimal impact to the first quarter of 2020 as rent is paid at the beginning of the month and we collected our normal amounts of rent. As of the date of this filing, we collected approximately 85% of our April rents. We have received requests for rent relief from 193 commercial tenants and 88 residential tenants representing approximately 21% of our monthly revenue. To date, we have granted rent relief for 47 tenants representing approximately 4% of our monthly revenue. We expect to recover the unpaid rent from a significant number of these tenants over a longer period of time or to extend their leases to cover the lost rent revenue. We also expect our credit losses to increase significantly during the second quarter when compared to our recent operating history. We seek to balance the immediate financial interest of our stockholders against being a responsible corporate citizen and the interests of our tenants. We believe that this strategy will also allow us to protect the long-term value of our portfolio, which is in the best interests of our stockholders.

Apartment Segment
Our apartment segment is 33% of our portfolio, made up of 15 investments representing a fair market value of approximately $967,000 as of March 31, 2020. In previous downturns the apartment segment has proven to be one of the more resilient segments of the real estate market. Our primary strategy has been investing in garden-style, suburban apartments in highly-rated school districts, which we believe will perform relatively well versus other property sectors. In addition, our apartments are typically geared toward a more affluent and salaried tenant base, as opposed to hourly, service sector workers who have experienced a disproportionate share of the recent job losses. We also expect that certain of our tenants may benefit from federal unemployment insurance per the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). We would expect cash flow to be negatively impacted in the near-term in the form of incremental credit losses as some tenants do not pay rent, but should rebound when normalized economic activity resumes. Future rent growth may also be negatively impacted over the near-term. Our one student-oriented apartment property will be negatively impacted given uncertainties around fall semester 2020 enrollment, although it represents only 0.5% of our portfolio.
Industrial Segment
Our industrial segment is 25% of our portfolio, made up of 33 buildings representing a fair market value of approximately $750,000 as of March 31, 2020. The industrial segment is expected to be a long-term beneficiary from the pandemic as the secular shift toward e-commerce is spurring increased demand and companies will have a desire to maintain more inventory in the future than they did pre-COVID-19. In the short term this segment will have its share of tenants who were forced to close their businesses due to government orders and will seek rent relief for some period of time. Future rent growth is expected to be negatively impacted by the shut down.
Office Segment
Our office segment is 15% of our portfolio, made up of eight properties representing a fair market value of approximately $452,000 as of March 31, 2020. Our office segment is made up of four traditional office properties and four medical office properties. We have chosen to underweight the traditional office segment due to its cash flow volatility. We are focused more on the medical office segment which often provides stability during economic downturns due to its occupancy by necessary medical professionals. With many traditional office closures around the country, and closure of some non-essential medical providers, we expect rent relief requests from many tenants who have had their businesses disrupted from the shutdown. Future rent growth and lease-up time for vacancies are expected to be negatively impacted by the shut down.
Grocery-Anchored Retail Segment
Our grocery-anchored retail segment is 26% of our portfolio, made up of 20 properties representing a fair market value of approximately $786,000 as of March 31, 2020. Grocers, pharmacies and take-out/delivery restaurants are open and showing increased sales activity in the current environment. Service-oriented operations such as gyms, theaters, and full-service restaurants are closed in most markets due to government orders. We anticipate many of our non-grocer retail tenants will request rent relief for some period of time, and a percentage of tenants who were struggling before the shutdown, may never reopen for business. Rent growth and lease-up time for vacancies are expected to be negatively impacted.
Other Segment
Our other segment is made up of two parking garages which is 1% of our portfolio, representing a fair market value of approximately $32,000 as of March 31, 2020. Parking garages have been negatively impacted by the shutdown as office workers, shoppers and tourists have been practically non-existent due to the shut down. As the economy begins to open up, fears of contracting COVID-19 from public transportation or ride sharing may drive additional traffic to parking garages.
Capital Markets
We have suspended all acquisition activity underway before the shut down to preserve capital, maintain our strong liquidity position and to take advantage of more attractive investment opportunities that may evolve post-COVID-19. We expensed approximately $2,000 of due diligence costs associated with acquisitions in process prior to the shutdown. Industry wide, transaction activity has come to nearly a complete stop as investors and their consultants are unable to visit properties and prospective sellers have withdrawn properties from the market. Debt markets are uncertain and challenging. Lower interest rates are being partially offset by higher credit spreads, and loan proceeds are lower than pre-COVID financings as lenders have revised underwriting requirements. We have negligible near-term debt maturities with only one mortgage loan maturing in 2020 for $19,100 and one in 2021 for $22,800: both of which we expect to repay from cash on hand or borrowings on our Credit Facility.

Distribution of Common Stock
We have retained LaSalle Investment Management Distributors, LLC (the “Dealer Manager”) to distribute shares of our common stock in our Second Extended Public Offering on a best efforts basis. Proceeds from the sales of our common stock are one of the sources of cash used for our short and longer-term liquidity and capital needs. The Dealer Manager, has established a network of broker-dealers and registered investment advisors (the “Distribution Partners”) to offer our common stock to their clients. A number of these Distribution Partners have informed us and the Dealer Manager that they are temporarily suspending sales of public non-traded REITs to their clients, including our common stock, as a result of the impact that COVID-19 is having on the economy and real estate markets.  We are not able to anticipate whether other Distribution Partners may suspend sales of non-traded REITs, including our common stock, or for how long such restrictions may remain in effect.
Credit Facility
Our $400,000 Credit Facility, made up of a $300,000 Revolving Line of Credit maturing in 2021 and $100,000 Term Loan maturing in 2023, has two, 12-month extension options at our discretion. We are in compliance with our debt covenants as of March 31, 2020. We expect to maintain compliance with our debt covenants, but it is possible we may need to seek a waiver in the future related to short-term impacts to our coverage ratio requirements due to tenant rent relief requests. There can be no guarantee that we would receive such a waiver.
Liquidity
At March 31, 2020, we had in excess of $250,000 of cash on hand and $100,000 of capacity under our Revolving Credit Facility. For the remainder of the year, we expect to utilize our cash on hand to fund repurchases of our shares, fund quarterly distributions and repay our one mortgage loan maturity.
Share Repurchase Plan
During the first quarter of 2020, we repurchased $93,164 of our common stock pursuant to our Share Repurchase Plan which had a quarterly limit of $101,345.  The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter.  The limit for the second quarter of 2020 is $103,518.  We believe the volume of share repurchase requests for the quarter was larger than our historical experience given the significant volatility across all asset classes in the quarter coupled with the growing concerns regarding COVID-19 and its near- and longer-term impacts on the U.S economy. Given the repurchase requests we have received as of the date of this filing, we believe that it is likely that we will reach the second quarter repurchase limitation prior to the end of the quarter. We are not obligated to repurchase any shares of our common stock and may choose to only repurchase some, or even none, of the shares requested to be repurchased.  Our board of directors has the right to modify or suspend the share repurchase plan if it deems such action to be in the best interest of our stockholders.  Should repurchase requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on stockholders whose shares are not repurchased or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of our company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased or none at all.
Impairments
At March 31, 2020, we had no impairments on any of our properties. It is reasonably possible that within the next twelve months, we could recognize impairment charges if we experience adverse changes in our investments and properties and their results of operations and financial conditions deteriorate including further impacts of the COVID-19 pandemic.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio using the fair value option. The eight properties we own interests in were closed for a substantial amount of time during March and continue to be closed due to the shutdown, except for the grocers and a few other essential retailers. During the three months ended March 31, 2020, we recorded an unrealized fair value loss of $8,736 related to this investment. Our interest rate swaps resulted in an unrealized fair value loss of $6,437 as interest rates fell during the quarter. We utilize our interest rate swaps to fix interest rates on variable rate debt we plan to hold to maturity.

General Company and Market Commentary
On July 6, 2018, the SEC declared our Second Extended Public Offering effective registering up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day to day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. The Dealer Manager is distributing shares of our common stock in our Second Extended Public Offering. We intend to primarily use the net proceeds from the offering, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
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
Over the past six years we have acquired 81 properties (all of these consistent with our investment strategy), sold 37 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of March 31, 2020, we raised gross proceeds of over $2,236,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $2,636,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $527,000 and repurchase shares of our common stock for approximately $606,000.
Property Acquisitions
On January 29, 2020, we acquired Millford Crossing, a grocery-anchored retail center located in Milford, Massachusetts, for approximately $42,000. The acquisition was funded with cash on hand.
On February 6, 2020, we acquired Fountainhead Corporate Park, a 300,000 square foot, two-building Class A office portfolio comprised of two six-story buildings located in the Phoenix, Arizona submarket of Tempe for approximately $61,500. The acquisition was funded with cash on hand.
Property Dispositions
On March 27, 2020, we sold 24823 Anza Drive within the Valencia Distribution Portfolio for approximately $5,600 less leasing costs. We recorded a gain on the sale of the property in the amount of $1,724.
Stock Repurchases
For the three months ended March 31, 2020, we repurchased $93,164 of shares of our common stock through the share repurchase plan.
Financing
We repaid mortgage notes payable related to Townlake of Coppell in the amounts of $28,418.
On March 31, 2020, we entered into a $35,900 mortgage payable on Summit at San Marcos. The interest-only mortgage note bears an interest rate of 3.28% and matures on April 1, 2030.

Subsequent Events
On May 5, 2020, our board of directors approved a gross dividend for the second quarter of 2020 of $0.135 per share to stockholders of record as of June 24, 2020. The dividend will be paid on or around June 29, 2020. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
On May 5, 2020, we renewed our Advisory Agreement for a one-year term expiring on June 5, 2021, without any other changes.
On May 6, 2020, the Company entered into the Third Amended LPA. The changes to the Third Amended LPA provides unit holders with the flexibility to convert from one class of partnership units to another at a defined conversion rate based on the NAV of the classes of units.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 37% as of March 31, 2020.
2020 Key Initiatives
Our short-term initiatives for 2020 are to address the challenges being presented by COVID-19. During 2020, we intend to use capital raised from our public and private offerings and the DST Program to balance between repurchasing stock under our share repurchase plan, paying down debt, fund quarterly distributions, property cash needs including capital projects and taking advantage of market dislocation to make new accretive acquisitions that will further our investment objectives and align with our investment strategy. Likely acquisition candidates may include well-located, well-leased apartment properties, industrial properties and medical office properties. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our Revolving Line of Credit to allow us to efficiently manage our cash flows.

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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the three months ended March 31, 2020 and 2019 are referred to as our comparable properties.
Results of Operations for the Three Months Ended March 31, 2020 and 2019
Revenues
The following chart sets forth revenues by reportable segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
Revenues:
Rental revenue
Apartment	$12,851	$12,598	$253	2.0%
Industrial	9,768	9,798	(30)	(0.3)
Office	3,544	3,418	126	3.7
Retail	11,614	11,305	309	2.7
Other	69	94	(25)	(26.6)
Comparable properties total	$37,846	$37,213	$633	1.7%
Recent acquisitions and sold properties	9,071	1,646	7,425	451.1
Total rental revenue	$46,917	$38,859	$8,058	20.7%

Other revenue
Apartment	$657	$755	$(98)	(13.0)%
Industrial	108	351	(243)	(69.2)
Office	22	4	18	450.0
Retail	83	505	(422)	(83.6)
Other	451	649	(198)	(30.5)
Comparable properties total	$1,321	$2,264	$(943)	(41.7)%
Recent acquisitions and sold properties	422	6	416	6,933
Total other revenue	$1,743	$2,270	$(527)	(23.2)%
Total revenues	$48,660	$41,129	$7,531	18.3%
Rental revenues at comparable properties were increased for the three months ended March 31, 2020 as compared to the same period in 2019. The increase within our retail segment was primarily from new leases commencing at The District at Howell Mill, resulting in approximately $625 of additional rental revenue. Increases in rental revenue from new leases signed at Kendall Distribution Center and Valencia Industrial Portfolio and a lease renewed at DFW Industrial Portfolio resulting in an increase in rental revenue of $398, $290 and $95, respectively, was offset by a reduction in straight line revenue previously recorded in the amount of $890 at Norfleet Distribution Center due to uncertainty of future collectibility.

Other revenues relate mainly to parking and nonrecurring revenue such as termination fees. Other revenue at comparable properties decreased by $943 for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease is primarily related to approximately $700 of lower termination fees collected during the three months ended March 31, 2020 as compared to the same period in 2019 across all segments as well as lower parking revenue of $198 at South Beach Parking Garage primarily due to parking operations effected during the month of March 2020 resulting from reduced travel and a shelter in place order placed on the city of Miami.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$2,456	$2,369	$87	3.7%
Industrial	1,728	1,687	41	2.4
Office	357	323	34	10.5
Retail	1,526	1,388	138	9.9
Other	103	127	(24)	(18.9)
Comparable properties total	$6,170	$5,894	$276	4.7%
Recent acquisitions and sold properties	1,371	120	1,251	1,043
Total real estate taxes	$7,541	$6,014	$1,527	25.4%

Property operating expenses
Apartment	$3,578	$3,588	$(10)	(0.3)%
Industrial	747	778	(31)	(4.0)
Office	497	487	10	2.1
Retail	1,822	1,647	175	10.6
Other	207	183	24	13.1
Comparable properties total	$6,851	$6,683	$168	2.5%
Recent acquisitions and sold properties	1,907	561	1,346	239.9
Total property operating expenses	$8,758	$7,244	$1,514	20.9%
Total operating expenses	$16,299	$13,258	$3,041	22.9%
Real estate taxes at comparable properties increased by $276 for the three months ended March 31, 2020 as compared to the same period in 2019. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases. The increase is primarily related to a large increase at The District at Howell Mill resulting in higher real estate tax expense of $108 during the three months ended March 31, 2020.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $168 for the three months ended March 31, 2020 as compared to the same period in 2019. Within our retail segment, several properties experienced increases in repairs and maintenance and utilities expenses.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
Property general and administrative	$2,548	$296	$2,252	760.8%
Advisor fees	6,578	5,233	1,345	25.7
Company level expenses	954	702	252	35.9
Depreciation and amortization	19,056	14,575	4,481	30.7
Interest expense	14,535	9,632	4,903	50.9
Loss (income) from unconsolidated affiliates and fund investments	8,927	(2,197)	11,124	(506.3)
Gain on disposition of property and extinguishment of debt, net	(1,708)	(107,108)	105,400	(98.4)
Total expenses	$50,890	$(78,867)	$129,757	(164.5)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased during the three months ended March 31, 2020 as compared to the same period in 2019 due to expenses incurred on unsuccessful acquisitions.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $1,345 for the three months ended March 31, 2020 as compared to the same period of 2019 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. The increase of $252 in company level expenses for the three months ended March 31, 2020 is primarily related to timing of stock compensation issued to our board of directors and increased professional service fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $4,481 in depreciation and amortization expense for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily related to the acquisition of new properties.
Interest expense increased by $4,903 for the three months ended March 31, 2020 as compared to the same period in 2019 primarily as a result of a $4,410 decrease in the fair value of our interest rate swaps during the three months ended March 31, 2020 as compared to the same period of 2019 as well as approximately $500 of increased interest expense from a new mortgage note payable on Summit at San Marcos and increased borrowings on our Credit Facility.
Loss (income) from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended March 31, 2020, we recorded a $8,736 decrease in the fair value of our investment in the NYC Retail Portfolio related to the impact COVID-19 had on the investment as compared to an $1,320 increase in the fair value during the same period of 2018.
Gain on disposition of property and extinguishment of debt of in 2020 relates to the sale of 24823 Anza Drive and early payoff of the mortgage note payable on Townlake of Coppell. The gain on disposition of property and extinguishment of debt in 2019 related to the sale and payoff the mortgage note of 111 Sutter Street.

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
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to Jones Lang LaSalle Income Property Trust, Inc. to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$(18,549)	$106,736
Real estate depreciation and amortization (1)	21,269	16,844
Gain on disposition of property and unrealized loss (gain) on investment in unconsolidated real estate affiliate (1)	7,089	(108,428)
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$9,809	$15,152
Weighted average shares outstanding, basic and diluted	172,744,239	139,744,220
NAREIT FFO per share, basic and diluted	$0.06	$0.11
________

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$9,809	$15,152
Straight-line rental income (1)	268	(523)
Amortization of above- and below-market leases (1)	(624)	(666)
Amortization of net discount on assumed debt (1)	(27)	66
Loss (gain) on derivative instruments and extinguishment or modification of debt (1)	6,306	2,190
Adjustment for investment accounted for under the fair value option (2)	651	256
Acquisition expenses	2,032	—
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$18,415	$16,475
Weighted average shares outstanding, basic and diluted	172,744,239	139,744,220
AFFO per share, basic and diluted	$0.11	$0.12
________

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.

NAV as of March 31, 2020
The following table provides a breakdown of the major components of our NAV as of March 31, 2020:

	March 31, 2020
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,564,988	$643,947	$177,962	$479,283	$84,422	$2,950,602
Debt	(607,608)	(250,013)	(69,094)	(186,082)	(32,777)	(1,145,574)
Other assets and liabilities, net	140,735	57,909	16,004	43,101	7,592	265,341
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,098,115	$451,843	$124,872	$336,302	$59,237	$2,070,369
Number of outstanding shares	91,983,850	37,779,496	10,432,175	28,106,764	4,957,915
NAV per share	$11.94	$11.96	$11.97	$11.97	$11.95
________

(1)	The value of our real estate investments was greater than the historical cost by 3.4% as of March 31, 2020.
The following table provides a breakdown of the major components of our NAV as of December 31, 2019:

	December 31, 2019
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,552,723	$689,964	$197,282	$399,430	$87,543	$2,926,942
Debt	(509,806)	(226,536)	(64,774)	(131,145)	(28,743)	(961,004)
Other assets and liabilities, net	32,375	14,386	4,114	8,328	1,825	61,028
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,075,292	$477,814	$136,622	$276,613	$60,625	$2,026,966
Number of outstanding shares	88,007,721	39,036,770	11,153,567	22,589,599	4,957,915
NAV per share	$12.22	$12.24	$12.25	$12.25	$12.23
________

(1)	The value of our real estate investments was greater than the historical cost by 9.4% as of December 31, 2019.
The decrease in NAV per share from December 31, 2019 to March 31, 2020, was related to a net decrease of 1.3% in the value of our portfolio. Property operations for the three months ended March 31, 2020 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2020:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.21%	5.52%	5.56%	5.55%	6.25%	5.45%
Discount rate/internal rate of return (IRR)	6.46	6.13	6.31	6.30	7.90	6.32
Annual market rent growth rate	3.12	3.01	2.93	2.65	3.13	2.93
Holding period (years)	10.00	10.00	10.00	10.00	22.77	10.14
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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		March 31, 2020	December 31, 2019
Discount Rate - weighted average	0.25% increase	(2.0)%	(2.0)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.8)	(2.8)
Annual market rent growth rate - weighted average	0.25% decrease	(1.5)	(1.5)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $7,417 lower and $21,360 higher than the carrying values at March 31, 2020 and December 31, 2019, respectively. The NAV per share would have decreased and increased by $0.04 and $0.19 per share at March 31, 2020 and December 31, 2019, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and will be recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of March 31, 2020 and December 31, 2019 were $103,796 and $93,450, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

March 31, 2020
Stockholders' equity under GAAP	$1,530,760
Adjustments:
Accrued dealer manager fees (1)	101,232
Organization and offering costs (2)	365
Unrealized real estate appreciation (3)	127,997
Accumulated depreciation, amortization and other (4)	310,015
NAV	$2,070,369
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

(2)
The Advisor advanced organization and offering costs on our behalf through July 6, 2018. Such costs are reimbursed to the Advisor ratably over 36 months through July 5, 2021. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs are recognized as a reduction to NAV ratably over 36 months.

(3)
Our investments in real estate are presented under historical cost in our GAAP Consolidated Financial Statements. As such, any increases in the fair market value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.

(4)
We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV. Additionally, we make other fair value adjustments to our NAV to account for differences with historical cost GAAP: an example would be straight-line rent revenue.

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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Line of Credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Proceeds from our private offering
•	Other Company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures	•	Sales of beneficial interests in the DST Program
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change
Net cash provided by operating activities	$17,743	$11,849	$5,894
Net cash (used in) provided by investing activities	(99,430)	164,092	(263,522)
Net cash provided by (used in) financing activities	248,981	(118,071)	367,052
Net cash provided by operating activities increased by $5,894 for the three months ended March 31, 2020 as compared to the same period in 2019. The increase in cash from operating activities is primarily from operations of our 14 property acquisitions during 2019 and 2020.
Net cash (used in) provided by investing activities decreased by $263,522 for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease was primarily related to cash received from the sale of 111 Sutter Street in the first quarter of 2019. The decrease was also related to cash used to acquire new properties during the three months ended March 31, 2020 as compared to the same period in 2019.
Net cash provided by (used in) financing activities increased by $367,052 for the three months ended March 31, 2020 as compared to the same period in 2019. The change is primarily related to an increase in net debt proceeds totaling $358,213 during the three months ended March 31, 2020 as compared to the same period in 2019 resulting from draws on our Credit Facility in 2020. The increase was also related to cash received from increases in stock subscriptions of $92,994 during the three months ended March 31, 2020 as compared to the same period in 2019.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at March 31, 2020 and December 31, 2019:

	Consolidated Debt
	March 31, 2020		December 31, 2019
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$899,350	3.66%	$843,135	3.64%
Variable	150,000	2.16	—	—
Total	$1,049,350	3.44%	$843,135	3.64%
Covenants
At March 31, 2020, we were in compliance with all debt covenants.
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

Off Balance Sheet Arrangements
At March 31, 2020, we had approximately $110 in an outstanding letter of credit that is not reflected on our balance sheet. We have no other off balance sheet arrangements.
Distributions to Stockholders
To remain qualified as a REIT for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of ordinary taxable income to stockholders.
The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of our board of directors regarding distributions:

•	scheduled increases in base rents of existing leases;

•	changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases;

•	changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties;

•	necessary capital improvement expenditures or debt repayments at existing properties;

•	ability of our tenants to pay rent as a result of the impact of COVID-19 on their financial condition; and

•	our share of distributions of operating cash flow generated by the unconsolidated real estate affiliates, less management costs and debt service on additional loans that have been or will be incurred.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of March 31, 2020, we had consolidated debt of $1,049,350. Including the $5,951 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $1,043,399 at March 31, 2020. We also entered into interest rate swap agreements on $212,800 of debt, which cap the LIBOR rate at between 1.0% and 2.6%.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2020, the fair value of our consolidated debt was estimated to be $10,958 lower than the carrying value of $1,049,350. If treasury rates were 0.25% higher at March 31, 2020, the fair value of our consolidated debt would have been $21,105 lower than the carrying value. A 0.25% movement in the interest rate on the $150,000 of variable-rate debt would have resulted in a $500 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The most significant risk factors applicable to the Company are described in Item 1A to our 2019 Form 10-K. The following risk factors supplement the risk factors contained in our 2019 Form 10-K:
The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.
The World Health Organization has declared COVID-19 a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the President of the United States has declared the COVID-19 outbreak a national emergency. Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. COVID-19 is expected to result in a world-wide economic downturn that will lead to corporate bankruptcies in the most affected industries and has already led to a substantial increase in unemployment.
As a result of our property investments being located in the United States, COVID-19 will impact our properties and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation or results in limited hours of operation or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results. With respect to our retail properties, individual stores and shopping centers have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Our retail, office and industrial properties may be negatively impacted by tenant bankruptcies and defaults. Our multifamily properties may be impacted by declining household incomes and wealth and resulting delinquencies or vacancies.
The economic downturn resulting from COVID-19 could negatively impact our investments and operations, as well as our ability to make distributions to stockholders.  The extent to which COVID-19 impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat it, among others.

Our NAV per share may suddenly change if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
Each of our properties will be appraised at least once per quarter and, under normal circumstances, will not be appraised more frequently than once per quarter. Properties may be valued more frequently than quarterly if our advisor or independent valuation advisor believes that the value of such property has changed materially since the most recent quarterly valuation. As such, when these appraisals are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes, including as a result of the COVID-19 pandemic. We accrue estimated income and expenses on a daily basis based on our budgets. On an ongoing basis, we adjust the income and expenses we accrued to reflect the income and expenses actually earned and incurred. As a result, actual operating results may differ from what we originally budgeted, which may cause a sudden increase or decrease in the NAV per share amounts. We do not retroactively adjust the NAV per share of each class for each day. Therefore, because the actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.
From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially. The NAV per share of each class of our common stock as published on any given day may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable, including as a result of economic fallout from the COVID-19 pandemic. As a result, the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation guidelines. The resulting potential disparity in our NAV may inure to the benefit of stockholders whose shares are repurchased or new stockholders, depending on whether our published NAV per share for such class is overstated or understated.
In addition, our independent valuation advisor has informed us that its appraisals will now contain a disclosure that because the impact of COVID-19 on the commercial real estate market is rapidly evolving, the future impacts of COVID-19 are not known at this time and will depend on many factors.  Although the independent valuation advisor has adjusted the appraisal conclusions to the extent the independent valuation advisor believes to be appropriate in light of material events such as the COVID-19 outbreak, the independent valuation advisor’s assumptions may differ from other parties’.  As a result, the property appraisals we receive from our independent valuation advisor may not fully take into account the rapid changes to the value of properties resulting from COVID-19 and the price per share paid by new investors may be higher than the actual value of our common stock.
Changes in economic and capital markets conditions, including periods of generally deteriorating real estate industry fundamentals, may significantly affect our results of operations and returns to our stockholders.
We are subject to risks generally incident to the ownership of real estate investments, including changes in global, national, regional or local economic, demographic and real estate market conditions, as well as other factors particular to the locations of our investments. The recent COVID-19 pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. A recession could adversely impact our investments as a result of, among other items, increased tenant defaults under our leases, lower demand for rentable space, as well as potential oversupply of rentable space, each of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents.
To the extent that a general economic slowdown is prolonged or becomes more severe or real estate fundamentals deteriorate, it may have a significant and adverse impact on the values of our assets, revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to pay distributions to our stockholders.

Any market deterioration may cause the future value of our real estate investments to decline.
If the current economic or real estate environment were to worsen in the markets where our properties are located, our NAV per share of our common stock may experience more volatility or decline as a result. The fallout from the ongoing COVID-19 pandemic is uncertain and is expected to have a significant negative impact on the real estate market. Volatility in the fair value and operating performance of commercial real estate has made estimating cash flows from our real estate investments difficult, since such estimates are dependent upon our judgment regarding numerous factors, including, but not limited to, current and potential future refinancing availability, fluctuations in regional or local real estate values and fluctuations in regional or local rental or occupancy rates, real estate tax rates and other operating expenses.
We cannot assure our stockholders that we will not have to realize or record impairment charges, or experience disruptions in cash flows and/or permanent losses related to our real estate investments or decreases in our NAV per share of our common stock in future periods. In addition, to the extent that volatile markets persist, these conditions could adversely impact our ability to potentially sell our real estate investments at a price and with terms acceptable to us or at all.
Shares of our common stock are offered on a “best efforts” basis, and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make with the offering proceeds, which could negatively impact a stockholders’ investment.
Shares of our common stock are offered on a “best efforts” basis, whereby the broker-dealers and registered investment advisors participating in the offering are only required to use their best efforts to sell shares of our common stock, have no firm commitment or obligation to purchase any of the shares of our common stock available in the offering, and may at any time suspend or restrict the purchase of the shares of our common stock for any or no reason. If we are unable to raise substantial funds, our fixed operating expenses as a percentage of gross income could increase, and our financial condition and ability to pay distributions could be adversely affected.
Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our ability to achieve our investment objectives.
Economic events affecting the U.S. and global economies, such as the general negative performance of the real estate sector, and the turbulence in the stock market related to the COVID-19 pandemic, could cause our stockholders to seek to have us repurchase their shares pursuant to our share repurchase plan. Our share repurchase plan limits the amount of funds we may use for repurchases during each calendar quarter to 5% of the combined NAV of all classes of shares as of the last day of the previous calendar quarter. Even if we are able to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be adversely affected.
Economic events that may cause the broker-dealers participating in the offering of shares of our common stock to suspend or restrict the purchase of our shares of common stock may materially adversely affect our cash flow and our ability to achieve our investment objectives.
Economic events affecting the U.S. and global economies, such as the general negative performance of the real estate sector, and the turbulence in the stock market related to the COVID-19 pandemic, could cause the broker-dealers participating in the offering of shares of our common stock to suspend or restrict the purchase of our shares of common stock. Depending on the number or size of the participating broker-dealers taking this action, our cash flow could be materially adversely affected. In addition, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be adversely affected.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology or other business interruption could harm our business.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, there is no guarantee that our security measures will be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches include physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches. To date, we have seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach on our data security could create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
Other disruptive events, including, but not limited to, natural disasters and public health or pandemic crises (such as COVID-19), may adversely affect our ability to conduct business. Such adverse effects may include the inability of our advisor’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to our business operations can result in significant operational issues.
We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant tenants, could adversely affect the income produced by our properties, which may harm our operating performance, thereby limiting our ability to pay distributions to our stockholders.
The success of our investments depends on the financial stability of our tenants, any of whom may experience a change in their business at any time, including as a result of global economic events, natural disasters and public health or pandemic crises. Our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.
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
Real estate historically has experienced significant fluctuations and cycles in value that have resulted in changes in the value of properties. Real estate will continue to be subject to such fluctuations and cycles in value in the future that may negatively impact the value of our properties. The value of our properties will depend on many factors beyond our control. The value of our properties depends upon our ability to operate our properties in a manner sufficient to maintain or increase revenues in excess of operating expenses and debt service. The values of our properties may be adversely affected by:

•	changes in national or international economic conditions;

•	the cyclicality of real estate;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	the financial condition of tenants, buyers and sellers of properties;

•
acts of God, earthquakes, hurricanes, climate change and other natural disasters, acts of war, acts of terrorism (any of which may result in uninsured losses), epidemics and pandemics such as the COVID-19 pandemic;

•	competition from other properties offering the same or similar services;

•	changes in interest rates and in the availability, cost and terms of mortgage debt;

•	access to capital;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	the ongoing need for capital improvements (particularly in older structures);

•	changes in real estate tax rates and other operating expenses;

•	adverse changes in governmental rules and fiscal policies;

•	civil unrest;

•	adverse changes in zoning laws; and

•	other factors that are beyond our control.
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
The U.S. and global credit markets have historically experienced severe dislocations and liquidity disruptions, which caused volatility in the credit spreads on prospective debt financings and constrained the availability of debt financing due to the reluctance of lenders to offer financing at high leverage ratios. Renewed uncertainty in the credit markets, including as a result of global economic events, natural disasters and public health or pandemic crises, may adversely impact our ability to access additional debt financing on reasonable terms or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions.
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2019, we had approximately $743,000 in aggregate outstanding mortgage notes payable, which had maturity dates through March 1, 2054.
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
During the three months ended March 31, 2020, we repurchased 7,598,597 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2020	841,051	$12.24	841,051	—
February 1 - February 29, 2020	793,029	12.28	793,029	—
March 1 - March 31, 2020	5,964,517	12.26	5,964,517	—
Total	7,598,597	$12.26	7,598,597	—
________
(1)     Redemptions are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended March 31, 2020.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

10.13*
Third Amended and Restated Limited Partnership Agreement of JLLIPT Holdings LP, dated May 6, 2020, among JLLIPT Holdings GP, LLC, Jones Lang LaSalle Income Property Trust, Inc. and the other limited partners party thereto from time to time.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 8, 2020	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 8, 2020	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer