Form 10-Q
period 2020-06-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2020-08-10
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on August 10, 2020 were 89,667,143 shares of Class A Common Stock, 36,001,627 shares of Class M Common Stock, 9,758,074 shares of Class A-I Common Stock, 29,191,604 shares of Class M-I Common Stock and 4,957,915 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $22,605 and $22,605, respectively)	$436,249	$430,278
Buildings and equipment (including from VIEs of $142,891 and $142,599, respectively)	1,837,264	1,770,236
Less accumulated depreciation (including from VIEs of $(21,392) and $(19,646), respectively)	(199,294)	(176,236)
Net property and equipment	2,074,219	2,024,278
Investment in unconsolidated real estate affiliates	157,864	159,288
Real estate fund investment	81,312	93,400
Net investments in real estate	2,313,395	2,276,966
Cash and cash equivalents (including from VIEs of $3,806 and $2,087, respectively)	215,183	77,056
Restricted cash (including from VIEs of $73 and $75, respectively)	9,652	36,966
Tenant accounts receivable, net (including from VIEs of $2,288 and $2,767, respectively)	7,847	6,424
Deferred expenses, net (including from VIEs of $546 and $558, respectively)	9,436	9,351
Acquired intangible assets, net (including from VIEs of $3,874 and $5,385, respectively)	110,510	93,342
Deferred rent receivable, net (including from VIEs of $1,086 and $1,079, respectively)	20,520	20,407
Prepaid expenses and other assets (including from VIEs of $241 and $180, respectively)	7,572	10,997
TOTAL ASSETS	$2,694,115	$2,531,509
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $82,287 and $82,531, respectively)	$1,042,327	$836,818
Accounts payable and other liabilities (including from VIEs of $1,250 and $1,500, respectively)	31,614	55,092
Financing obligation	22,062	—
Accrued offering costs	104,760	95,225
Distributions payable	—	19,888
Accrued interest (including from VIEs of $297 and $299, respectively)	2,250	2,602
Accrued real estate taxes (including from VIEs of $945 and $515, respectively)	7,664	5,137
Advisor fees payable	2,043	2,169
Acquired intangible liabilities, net	16,627	15,821
TOTAL LIABILITIES	1,229,347	1,032,752
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 89,787,077 and 88,007,721 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	898	880
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 36,230,169 and 39,036,770 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	362	390
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 9,779,515 and 11,153,567 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	98	112
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 29,175,700 and 22,589,999 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	292	226
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 4,957,915 and 4,957,915 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	50	50
Additional paid-in capital (net of offering costs of $206,297 and $187,131 as of June 30, 2020 and December 31, 2019, respectively)	1,894,870	1,860,734
Distributions to stockholders	(440,306)	(398,939)
Retained earnings	2,530	29,283
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,458,794	1,492,736
Noncontrolling interests	5,974	6,021
Total equity	1,464,768	1,498,757
TOTAL LIABILITIES AND EQUITY	$2,694,115	$2,531,509
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenues:
Rental revenue	$45,483	$39,411	$92,400	$78,272
Other revenue	1,433	1,464	3,176	3,733
Total revenues	46,916	40,875	95,576	82,005
Operating expenses:
Real estate taxes	7,306	5,822	14,847	11,836
Property operating expenses	8,821	7,180	17,579	14,426
Property general and administrative	333	438	2,881	734
Advisor fees	6,279	5,540	12,857	10,774
Company level expenses	594	717	1,548	1,419
Depreciation and amortization	18,564	15,218	37,620	29,793
Total operating expenses	41,897	34,915	87,332	68,982
Other income (expenses):
Interest expense	(9,265)	(10,550)	(23,800)	(20,182)
(Loss) income from unconsolidated real estate affiliates and fund investments	(3,970)	1,640	(12,897)	3,836
Gain on disposition of property and extinguishment of debt, net	—	—	1,708	107,108
Total other income and (expenses)	(13,235)	(8,910)	(34,989)	90,762
Net (loss) income	(8,216)	(2,950)	(26,745)	103,785
Less: Net loss (income) attributable to the noncontrolling interests	12	(13)	(8)	(12)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(8,204)	$(2,963)	$(26,753)	$103,773
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.05)	(0.02)	(0.16)	0.73
Class M	(0.05)	(0.02)	(0.16)	0.73
Class A-I	(0.05)	(0.02)	(0.16)	0.73
Class M-I	(0.05)	(0.02)	(0.16)	0.73
Class D	(0.05)	(0.02)	(0.16)	0.73
Weighted average common stock outstanding-basic and diluted	170,103,439	146,009,775	171,423,839	142,894,306

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, April 1, 2019	141,334,468	$1,413	$1,601,084	$(335,770)	$36,086	$6,769	$1,309,582
Issuance of common stock	9,256,346	93	113,451	—	—	—	113,544
Repurchase of shares	(1,455,832)	(15)	(17,734)	—	—	—	(17,749)
Conversion of shares	(408)	—	—	—	—	—	—
Offering costs	—	—	(11,567)	—	—	—	(11,567)
Net loss	—	—	—	—	(2,963)	13	(2,950)
Cash distributed to noncontrolling interests	—	—	—	—	—	(59)	(59)
Distributions declared per share ($0.135)	—	—	—	(17,909)	—	—	(17,909)
Balance, June 30, 2019	149,134,574	$1,491	$1,685,234	$(353,679)	$33,123	$6,723	$1,372,892

Balance, January 1, 2019	138,148,451	$1,382	$1,568,474	$(318,780)	$(70,650)	$6,866	$1,187,292
Issuance of common stock	15,018,568	150	183,943	—	—	—	184,093
Repurchase of shares	(4,039,450)	(41)	(49,110)	—	—	—	(49,151)
Conversion of shares	(408)	—	—	—	—	—	—
Offering costs	—	—	(18,113)	—	—	—	(18,113)
Stock based compensation	7,413	—	40	—	—	—	40
Net income	—	—	—	—	103,773	12	103,785
Cash distributed to noncontrolling interests	—	—	—	—	—	(155)	(155)
Distributions declared per share ($0.27)	—	—	—	(34,899)	—	—	(34,899)
Balance, June 30, 2019	149,134,574	$1,491	$1,685,234	$(353,679)	$33,123	$6,723	$1,372,892

Balance, April 1, 2020	173,260,200	$1,733	$1,938,168	$(419,875)	$10,734	$5,989	$1,536,749
Issuance of common stock	3,786,774	38	44,968	—	—	—	45,006
Repurchase of shares	(7,116,405)	(71)	(84,674)	—	—	—	(84,745)
Conversion of shares	(193)	—	—	—	—	—	—
Offering costs	—	—	(3,592)	—	—	—	(3,592)
Stock based compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	(8,204)	(12)	(8,216)
Cash distributed to noncontrolling interests	—	—	—	—	—	(3)	(3)
Distributions declared per share ($0.135)	—	—	—	(20,431)	—	—	(20,431)
Balance, June 30, 2020	169,930,376	$1,700	$1,894,870	$(440,306)	$2,530	$5,974	$1,464,768

Balance, January 1, 2020	165,745,572	$1,658	$1,860,734	$(398,939)	$29,283	$6,021	$1,498,757
Issuance of common stock	18,884,524	189	230,872	—	—	—	231,061
Repurchase of shares	(14,715,002)	(147)	(177,762)	—	—	—	(177,909)
Conversion of shares	(718)	—	—	—	—	—	—
Offering costs	—	—	(19,166)	—	—	—	(19,166)
Stock based compensation	16,000	—	192	—	—	—	192
Net income	—	—	—	—	(26,753)	8	(26,745)
Cash contributions from noncontrolling interests	—	—	—	—	—	1	1
Cash distributed to noncontrolling interests	—	—	—	—	—	(56)	(56)
Distributions declared per share ($0.27)	—	—	—	(41,367)	—	—	(41,367)
Balance, June 30, 2020	169,930,376	$1,700	$1,894,870	$(440,306)	$2,530	$5,974	$1,464,768

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands
(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(26,745)	$103,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,237	29,715
Gain on disposition of property	(1,724)	(107,108)
Straight line rent	(124)	(1,339)
Loss (income) from unconsolidated real estate affiliates and fund investment	12,897	(3,836)
Distributions from unconsolidated real estate affiliates and fund investment	1,964	2,875
Net changes in assets, liabilities and other	6,551	3,570
Net cash provided by operating activities	30,056	27,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(101,220)	(142,618)
Proceeds from sale of real estate investments and fixed assets	5,372	216,010
Capital improvements and lease commissions	(5,413)	(9,803)
Investment in unconsolidated real estate affiliates	(1,348)	(13)
Deposits for investments under contract	—	(5,100)
Distributions from unconsolidated real estate affiliates	—	2,214
Net cash (used in) provided by investing activities	(102,609)	60,690
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	186,867	178,536
Repurchase of shares	(177,909)	(49,150)
Offering costs	(9,632)	(8,706)
Distributions to stockholders	(20,714)	(11,093)
Distributions paid to noncontrolling interests	(56)	(155)
Contributions received from noncontrolling interests	1	—
Deposits for loan commitments	—	(945)
Draws on credit facility	200,000	—
Payment on credit facility	—	(90,000)
Proceeds from mortgage notes and other debt payable	35,900	—
Debt issuance costs	(71)	6
Principal payments on mortgage notes and other debt payable	(31,020)	(62,983)
Net cash provided by (used in) financing activities	183,366	(44,490)
Net increase in cash, cash equivalents and restricted cash	110,813	43,862
Cash, cash equivalents and restricted cash at the beginning of the period	114,022	45,269
Cash, cash equivalents and restricted cash at the end of the period	$224,835	$89,131

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted per Consolidated Statements of Cash Flows
Cash and cash equivalents	$215,183	$64,055
Restricted cash	9,652	25,076
Cash, cash equivalents and restricted cash at the end of the period	$224,835	$89,131

Supplemental disclosure of cash flow information:
Interest paid	$17,599	$14,684
Non-cash activities:
Write-offs of receivables	$13	$(25)
Write-offs of retired assets and liabilities	5,758	7,882
Change in liability for capital expenditures	561	855
Net liabilities transferred at disposition of real estate investment	63	2,100
Net liabilities assumed at acquisition	538	302
Change in issuance of common stock receivable and redemption of common stock payable	1,246	(230)
Change in accrued offering costs	9,534	9,407
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of June 30, 2020, we owned interests in a total of 78 properties, located in 20 states.
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
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. In accordance with SEC rules, we extended our Second Extended Public Offering one additional year through July 6, 2021. We reserve the right to terminate the Second Extended Public Offering at any time and to further extend the Second Extended Public Offering term to the extent permissible under applicable law. As of June 30, 2020, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $770,443.
On March 3, 2015, we commenced a private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of June 30, 2020, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Follow-on Private Offering of $68,591.
On October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of June 30, 2020, we have raised $23,250 from our DST Program.

As of June 30, 2020, 89,787,077 shares of Class A common stock, 36,230,169 shares of Class M common stock, 9,779,515 shares of Class A-I common stock, 29,175,700 shares of Class M-I common stock, and 4,957,915 shares of Class D common stock were outstanding and held by a total of 17,507 stockholders.
LaSalle acts as our advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). The term of our Advisory Agreement expires June 5, 2021, subject to an unlimited number of successive one-year renewals. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of June 30, 2020, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $29,329.
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

Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of June 30, 2020, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, and Presley Uptown due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of June 30, 2020, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At June 30, 2020, our restricted cash balance on our Consolidated Balance Sheets was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at June 30, 2020 and December 31, 2019 was $5,778 and $4,893, respectively.
Rental Revenue Recognition
We recognize rental revenue from tenants under operating leases on a straight-line basis over the non-cancelable term of the lease when collectibility of substantially all rents is reasonably assured. Recognition of rental revenue on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. For leases where collection of substantially all rents is not deemed to be probable, revenue is recorded equal to cash that has been received from the tenant.  We evaluate the collectibility of rents and other receivables at each reporting period based on factors including, among others, tenant's payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached.
The COVID-19 pandemic has had a negative impact on many of our tenant’s businesses. The duration and extent of the negative effects caused by the COVID-19 pandemic to the economy is uncertain, and as such collectibility of certain tenants rent receivable balances in the future is also uncertain. We have taken into account current tenant conditions, which include consideration of COVID-19 in our estimation of its uncollectible accounts and deferred rents receivable at June 30, 2020. We are closely monitoring the collectibility of such rents and will adjust future estimations as further information becomes known. During the three and six months ended June 30, 2020, we recorded a reduction in rental revenue of $1,732 and $1,991, respectively and a reduction in straight line revenue of $1,031 and $2,111, respectively due to concern of collectibility. During the three and six months ended June 30, 2020, we deferred $1,070 and we abated $855 of rental revenue.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $75,518 and $67,574 at June 30, 2020 and December 31, 2019, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $11,487 and $10,372 at June 30, 2020 and December 31, 2019, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the six months ended June 30, 2020 and 2019, we recorded a decrease and an increase in fair value classified within the Level 3 category of $12,088 and $2,355, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on the Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $35,975 higher and $21,360 higher than the aggregate carrying amounts at June 30, 2020 and December 31, 2019, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
As of June 30, 2020, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	6	$212,800
The fair value of our interest rate swaps represent liabilities of $8,427 and $2,140 at June 30, 2020 and December 31, 2019, respectively.
Ground Lease
As of June 30, 2020, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,162 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,239.
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
Recent Issued Accounting Pronouncements
In April 2020, the FASB issued a question and answer document that focused on the application of lease guidance applicable on concessions related to the effects of the COVID–19 pandemic. Per the guidance, we made an election to account for lease concessions related to the effects of the COVID–19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases, as though enforceable rights and obligations for those concessions existed.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides guidance containing practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We will evaluate the impact of the guidance.
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
Disposition
On March 27, 2020, we sold 24823 Anza Drive, a 31,000 square foot industrial property located in Santa Clarita, CA for approximately $5,600 less closing costs. We recorded a gain on the sale of the property in the amount of $1,724.
NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
In addition to investments in consolidated properties we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The following represent our unconsolidated real estate affiliates as of June 30, 2020 and December 31, 2019.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	June 30, 2020	December 31, 2019
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$15,844	$15,741
Pioneer Tower	Office	Portland, OR	June 28, 2016	108,125	109,653
The Tremont	Apartment	Burlington, MA	July 19, 2018	21,574	21,571
The Huntington	Apartment	Burlington, MA	July 19, 2018	12,321	12,323
Total				$157,864	$159,288

Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Total revenues	$3,870	$4,586	$8,266	$9,417
Total operating expenses	3,955	3,916	8,008	7,909
Operating income	$(85)	$670	$258	$1,508
Interest expense	533	535	1,067	1,074
Net (loss) income	$(618)	$135	$(809)	$434
Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of June 30, 2020, the NYC Retail Portfolio owned 8 retail properties totaling approximately 1,938,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of June 30, 2020 and December 31, 2019, the carrying amount of our investment in the NYC Retail Portfolio was $81,312 and $93,400, respectively. During the three and six months ended June 30, 2020, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $3,352 and $12,088, respectively, and received no cash distributions. On March 4, 2020, a retail property in the NYC Retail Portfolio with a square footage of 74,000 was sold and the mortgage loan was extinguished. During the three and six months ended June 30, 2019, we recorded an increase in fair value of our investment in the NYC Retail Portfolio of $1,035 and $2,355, respectively . During the three and six months ended June 30, 2019, we received distributions of income totaling $470 and $1,047, respectively. The cash distributions increased income from unconsolidated real estate affiliates and fund investments. During the three and six months ended June 30, 2019, we received a return of capital distribution of $2,214. On January 7, 2019, two retail properties in the NYC Retail Portfolio with a combined 148,000 square feet were sold and the mortgage loans were extinguished. On June 28, 2019, a 218,000 square foot property within the NYC Retail Portfolio was relinquished to the lender and its mortgage loan was extinguished.
Summarized Statement of Operations—NYC Retail Portfolio Investment—Fair Value Option Investment

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Total revenue	$428	$1,725	$1,934	$4,270

Net investment income	(174)	1,340	910	3,467
Net change in unrealized (loss) gain on investment in real estate venture	(12,113)	3,727	(43,673)	8,498
Net (loss) income	$(12,287)	$5,067	$(42,763)	$11,965

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			June 30, 2020	December 31, 2019
Mortgage notes payable (1)		3.00% - 5.30%	$748,014	$743,135
Credit facility
Revolving line of credit	May 25, 2021	1.55% - 3.99%	200,000	—
Term loans	May 25, 2023	3.10%	100,000	100,000
TOTAL			$1,048,014	$843,135
Net debt discount on assumed debt and debt issuance costs			(5,687)	(6,317)
Mortgage notes and other debt payable, net			$1,042,327	$836,818
________

(1)	On March 31, 2020, we entered into a $35,900 mortgage payable on Summit at San Marcos. The mortgage note is interest only at a rate of 3.28% and matures on April 1, 2030.
Aggregate future principal payments of mortgage notes and other debt payable as of June 30, 2020 are as follows:

Year	Amount
2020	$22,117
2021	229,626
2022	8,082
2023	230,166
2024	41,393
Thereafter	516,630
Total	$1,048,014

Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan. On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year term loan maturing on May 26, 2022. We collectively refer to the two term loans as the "Term Loans". On December 12, 2018, we expanded and extended our Credit Facility to provide for a borrowing capacity of $400,000, by increasing our Revolving Line of Credit to $300,000 with a new maturity date of May 25, 2021. We also extended our Term Loans by one year with new maturity dates of May 25, 2023. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 25, 2021 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of June 30, 2020, we believe no material adverse effects had occurred.

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
At June 30, 2020, we had $200,000 outstanding under the Revolving Line of Credit at LIBOR plus 1.35% and $100,000 outstanding under the Term Loans at LIBOR plus 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at June 30, 2020) and swapped $50,000 of the Revolving Line of Credit to a fixed rate of 2.64% (all in rate of 3.99%) at June 30, 2020.
Covenants
At June 30, 2020, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at June 30, 2020 and December 31, 2019 was $6,257 and $5,993, respectively.
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

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.

Stock Transactions
The stock transactions for each of our classes of common stock for the six months ended June 30, 2020 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2019	88,007,721	39,036,770	11,153,567	22,589,599	4,957,915
Issuance of common stock	9,684,667	1,443,441	196,014	7,576,402	—
Repurchase of common stock	(7,806,705)	(3,650,124)	(1,597,285)	(1,660,888)	—
Share conversions	(98,606)	(599,918)	27,219	670,587	—
Balance, June 30, 2020	89,787,077	36,230,169	9,779,515	29,175,700	4,957,915
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the six months ended June 30, 2020 were as follows:

	Six Months Ended June 30, 2020
	# of shares	Amount
Class A Shares	9,684,667	$118,932
Class M Shares	1,443,441	17,526
Class A-I Shares	196,014	2,365
Class M-I Shares	7,576,402	92,430
Total		$231,253
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the six months ended June 30, 2020, we repurchased 14,715,002 shares of common stock in the amount of $177,909. During the six months ended June 30, 2019, we repurchased 4,039,450 shares of common stock in the amount of $49,151.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the six months ended June 30, 2020, we issued 3,370,113 shares of common stock for $40,541 under the distribution reinvestment plan. For the six months ended June 30, 2019, we issued 1,788,966 shares of common stock for $21,749 under the distribution reinvestment plan.
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

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended June 30, 2020
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(4,344)	$(1,760)	$(480)	$(1,381)	$(239)
Weighted average number of common shares outstanding	90,076,114	36,489,588	9,958,587	28,621,235	4,957,915
Basic and diluted net loss per share:	$(0.05)	$(0.05)	$(0.05)	$(0.05)	$(0.05)

	Six Months Ended June 30, 2020
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$(14,187)	$(5,878)	$(1,643)	$(4,272)	$(773)
Weighted average number of common shares outstanding	90,903,509	37,668,688	10,520,723	27,373,005	4,957,915
Basic and diluted net income per share:	$(0.16)	$(0.16)	$(0.16)	$(0.16)	$(0.16)

	Three Months Ended June 30, 2019
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(1,541)	$(830)	$(223)	$(258)	$(111)
Weighted average number of common shares outstanding	75,939,032	40,917,782	10,965,684	12,739,166	5,448,111
Basic and diluted net loss per share:	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

	Six Months ended June 30, 2019
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$53,837	$29,420	$8,011	$8,437	$4,068
Weighted average number of common shares outstanding	74,134,317	40,504,120	11,033,318	11,619,962	5,602,589
Basic and diluted net income per share:	$0.73	$0.73	$0.73	$0.73	$0.73
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Second Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Second Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Second Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Second Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of June 30, 2020 and December 31, 2019, LaSalle had paid $1,618 and $1,775, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs incurred for services provided to the DST totaling $1,049 are accounted for as deferred loan costs and are netted against the financing obligation.
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
As of June 30, 2020, we have sold approximately $23,250 in interests related to the DST Program.
NOTE 8—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at June 30, 2020 are as follows:

Year	Amount
2020	$78,754
2021	111,675
2022	93,316
2023	82,290
2024	69,621
Thereafter	231,346
Total	$667,002
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three and six months ended June 30, 2020, no individual tenant accounted for greater than 10% of minimum base rents.

NOTE 9—RELATED PARTY TRANSACTIONS
Pursuant to our Advisory Agreement with LaSalle, we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. The term of our Advisory Agreement expires June 5, 2021, subject to an unlimited number of successive one year renewals.
Fixed advisory fees for the three and six months ended June 30, 2020 were $6,279 and $12,857, respectively. The fixed advisory fees for the three and six months ended June 30, 2019 were $5,540 and $10,774, respectively. There were no performance fees for the six months ended June 30, 2020 and 2019. Included in Advisor fees payable at June 30, 2020 was $2,043 of fixed advisory fee expense. Included in Advisor fees payable for the year ended December 31, 2019 was $2,169 of fixed advisory fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and six months ended June 30, 2020, JLL Americas was paid $214 and $402, respectively, for property management and leasing services. For the three and six months ended June 30, 2019, JLL Americas was paid $422 and $814, respectively, for property management and leasing services. During the three and six months ended June 30, 2020, we paid JLL Americas $0 and $75, respectively, in sales brokerage fees.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and six months ended June 30, 2020, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,588 and $6,178, respectively. For the three and six months ended June 30, 2019, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,011 and $5,562, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs, at June 30, 2020 and December 31, 2019, were $103,142 and $93,450 of future dealer manager fees payable, respectively.
As of June 30, 2020 and December 31, 2019, we owed $1,618 and $1,775, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the three and six months ended June 30, 2020, the taxable REIT subsidiary paid $249 and $912, respectively, to the Dealer Manager. In addition, the Dealer Manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total equity of each outstanding unit of beneficial interest for such day, payable by the Delaware statutory trusts; (b) 0.85% of the NAV of each outstanding Class A operating partnership unit, 0.30% of the NAV of each outstanding Class M operating partnership or 0.30% of the NAV of each outstanding Class A-I operating partnership unit for such day issued in connection with our operating partnership's fair market value purchase option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share or 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M and Class A-I operating partnership units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I operating partnership units or Class M-I shares. For the three and six months ended June 30, 2020, the Delaware statutory trust paid $14 and $18, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each Delaware statutory trust may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such Delaware statutory trust. For the three and six months ended June 30, 2020, the Delaware statutory trusts paid $8 and $10, respectively, in management fees to our Advisor in connection with the DST Program.

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
NOTE 11—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three and six months ended June 30, 2020 and 2019.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of June 30, 2020	$817,069	$577,450	$283,494	$586,042	$22,265	$2,286,320
Assets as of December 31, 2019	797,923	587,321	225,352	549,918	22,350	2,182,864

Three Months Ended June 30, 2020

Capital expenditures by segment	$715	$542	$663	$226	$—	$2,146

Revenues:
Rental revenue	$16,039	$11,890	$6,912	$10,567	$75	$45,483
Other revenue	728	81	381	89	154	1,433
Total revenues	$16,767	$11,971	$7,293	$10,656	$229	$46,916
Operating expenses:
Real estate taxes	$2,936	$2,026	$858	$1,417	$69	$7,306
Property operating expenses	4,557	1,005	1,451	1,656	152	8,821
Total segment operating expenses	$7,493	$3,031	$2,309	$3,073	$221	$16,127

Reconciliation to net income
Property general and administrative						$333
Advisor fees						6,279
Company level expenses						594
Depreciation and amortization						18,564
Total operating expenses						$41,897
Other income and (expenses):
Interest expense						$(9,265)
Loss from unconsolidated real estate affiliates and fund investment						(3,970)
Total other income and (expenses)						$(13,235)
Net loss						$(8,216)

Reconciliation to total consolidated assets as of June 30, 2020
Assets per reportable segments						$2,286,320
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						407,795
Total consolidated assets						$2,694,115

Reconciliation to total consolidated assets as of December 31, 2019
Assets per reportable segments						2,182,864
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						348,645
Total consolidated assets						$2,531,509

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended June 30, 2019

Capital expenditures by segment	$1,922	$1,179	$7	$2,345	$—	$5,453

Revenues:
Rental revenue	$13,486	$11,079	$3,500	$11,271	$75	$39,411
Other revenue	802	16	23	42	581	1,464
Total revenues	$14,288	$11,095	$3,523	$11,313	$656	$40,875
Operating expenses:
Real estate taxes	$2,409	$1,652	$385	$1,264	$112	$5,822
Property operating expenses	3,768	865	517	1,842	188	7,180
Total segment operating expenses	$6,177	$2,517	$902	$3,106	$300	$13,002

Reconciliation to net income
Property general and administrative						$438
Advisor fees						5,540
Company level expenses						717
Depreciation and amortization						15,218
Total operating expenses						$34,915
Other income and (expenses):
Interest expense						$(10,550)
Income from unconsolidated real estate affiliates and fund investment						1,640
Total other income and (expenses)						$(8,910)
Net loss						$(2,950)

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2020

Capital expenditures by segment	$1,728	$815	$1,461	$849	$—	$4,853

Revenues:
Rental revenue	$32,280	$23,882	$13,312	$22,782	$144	$92,400
Other revenue	1,515	188	656	212	605	3,176
Total revenues	$33,795	$24,070	$13,968	$22,994	$749	$95,576
Operating expenses:
Real estate taxes	$5,833	$4,126	$1,706	$3,010	$172	$14,847
Property operating expenses	9,052	1,984	2,654	3,529	360	17,579
Total segment operating expenses	$14,885	$6,110	$4,360	$6,539	$532	$32,426

Reconciliation to net income
Property general and administrative						$2,881
Advisor fees						12,857
Company level expenses						1,548
Depreciation and amortization						37,620
Total operating expenses						$87,332
Other income and (expenses):
Interest expense						$(23,800)
Income from unconsolidated real estate affiliates and fund investments						(12,897)
Gain on disposition of property and extinguishment of debt, net						1,708
Total other income and (expenses)						$(34,989)
Net loss						$(26,745)

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2019

Capital expenditures by segment	$2,920	$1,963	$7	$4,374	$16	$9,280

Revenues:
Rental revenue	$26,084	$20,907	$8,537	$22,575	$169	$78,272
Other revenue	1,557	368	30	548	1,230	3,733
Total revenues	$27,641	$21,275	$8,567	$23,123	$1,399	$82,005
Operating expenses:
Real estate taxes	$4,779	$3,341	$825	$2,652	$239	$11,836
Property operating expenses	7,356	1,644	1,566	3,489	371	14,426
Total segment operating expenses	$12,135	$4,985	$2,391	$6,141	$610	$26,262

Reconciliation to net income
Property general and administrative						$734
Advisor fees						10,774
Company level expenses						1,419
Depreciation and amortization						29,793
Total operating expenses						$68,982
Other income and (expenses):
Interest expense						$(20,182)
Income from unconsolidated real estate affiliates and fund investments						3,836
Gain on disposition of property and extinguishment of debt						107,108
Total other income and (expenses)						$90,762
Net income						$103,785

NOTE 12—SUBSEQUENT EVENTS
On August 6, 2020, our board of directors approved a gross dividend for the third quarter of 2020 of $0.135 per share to stockholders of record as of September 24, 2020. The dividend will be paid on or around September 29, 2020. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
Subsequent to June 30, 2020, the United States continues to be severely impacted by the COVID-19 pandemic and by the economic effects of government responses, various restrictions on certain business activities, which have materially disrupted the economy. We have entered into a number of rent relief requests from tenants at our properties, most often in the form of rent deferral requests, as a result of COVID-19. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. We are not able to estimate the total impact of the COVID-19 pandemic at this time.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of June 30, 2020, were comprised of:
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

Discussions surrounding our Unconsolidated Properties refer to the following properties as of June 30, 2020:

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
Estimated Percent of Fair Value as of June 30, 2020:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2020 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of June 30, 2020.
Collectibility of Rental Revenue
Individual leases are evaluated for collectibility at each reporting period. We evaluate the collectibility of rents and other receivables at each reporting period based on factors including, among others, tenant's payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached.

Properties
Properties owned at June 30, 2020 are as follows:

					Percentage Leased as of June 30, 2020
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette	Lafayette, LA	January 15, 2008	100%	207,000	75%
Townlake of Coppell	Coppell, TX	May 22, 2015	100	351,000	97
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	90
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	93
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	97
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	94
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	93
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	99
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	94
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	92
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	96
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	96
Presley Uptown (1)	Charlotte, NC	September 30, 2019	98	190,000	87
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue South	Seattle, WA	December 18, 2013	100	162,000	100
3844 1st Avenue South	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue South	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	90
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100

					Percentage Leased as of June 30, 2020
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	70
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	97
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	89
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	75
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	87
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	86
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	96%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	98
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	96
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	99
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	97
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	86
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	87
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	94
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	97
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	98
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	99
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (4)	NY/NJ	December 8, 2015	14	1,938,000	91%
Pioneer Tower (5)	Portland, OR	June 28, 2016	100	296,000	68
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	97
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	98
________

(1)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(2)	The parking garage contains 343 stalls. This property is owned leasehold.

(3)	We own a condominium interest in the building that contains a 366 stall parking garage.

(4)	We own an approximate 14% interest in a portfolio of eight urban infill retail properties located in the greater New York City area.

(5)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of June 30, 2020:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	13	3,154,000	25%	93%	$21.88
Industrial	33	6,705,000	53	99	5.74
Office	7	829,000	7	91	32.85
Retail	12	1,834,000	14	95	20.61
Other	1	130,000	1	N/A	N/A
Total	66	12,652,000	100%	96%	$13.51

________

(1)	Amount calculated as in-place minimum base rent for all occupied space at June 30, 2020 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of June 30, 2020, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $10.97 for our consolidated properties.
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
Rent Collections
As of the date of this filing, we collected approximately 93%, 93%, 92% and 92% of our April, May, June and July billed rents, respectively. We have received requests for rent relief from 223 commercial tenants and 88 residential tenants representing approximately 4% of our monthly revenue. To date, we have granted rent relief for 67 tenants representing approximately $3,150 of revenue, made up of approximately $2,300 of rent deferrals and $850 of rent abatements for the full year of 2020. We expect to recover the rent deferrals over a longer period of time (generally three to twelve months) or to extend their leases to cover the lost rent revenue. We also expect our credit losses to be higher during the second half of the year when compared to our operating history. We seek to balance the immediate financial interest of our stockholders against being a responsible corporate citizen and the interests of our tenants. We believe that this strategy will also allow us to protect the long-term value of our portfolio, which is in the best interests of our stockholders.

Apartment Segment
Our apartment segment is 33% of our portfolio, made up of 15 investments representing a fair market value of approximately $945,000 as of June 30, 2020. Our apartment occupancy increased from 93% at March 31, 2020 to 94% at June 30, 2020. In previous downturns the apartment segment has proven to be one of the more resilient segments of the real estate market. Our primary strategy has been investing in garden-style, suburban apartments in highly-rated school districts, which we believe will perform relatively well versus high-end, urban centric apartments and other property sectors. In addition, our apartments are typically geared toward a more affluent and salaried tenant base, as opposed to hourly, service sector workers who have experienced a disproportionate share of the recent job losses. To date, within our apartment segment cash flow disruption from the pandemic has been only modestly impacted and it is unknown to what extent the expiration of the federal unemployment insurance (if not extended) may have on our renter base. Future rent growth may also be negatively impacted over the near-term. Our one student-oriented apartment property will be negatively impacted given uncertainties around fall semester 2020 enrollment, although it represents only 0.6% of our portfolio.
Industrial Segment
Our industrial segment is 25% of our portfolio, made up of 33 buildings representing a fair market value of approximately $747,000 as of June 30, 2020. The industrial segment is expected to be a long-term beneficiary from the pandemic as the secular shift toward e-commerce is spurring increased demand and companies will have a desire to maintain more inventory in the future than they did pre-COVID-19. Our industrial segment occupancy remained constant at 99% at March 31, 2020 and June 30, 2020. In the short term this segment will have its share of tenants who were forced to close their businesses due to government orders and will seek rent relief for some period of time. To date, we have granted rent relief to 10 tenants for approximately $1,700 of rent. Future rent growth may be negatively impacted.
Office Segment
Our office segment is 15% of our portfolio, made up of eight properties representing a fair market value of approximately $448,000 as of June 30, 2020. Our office segment occupancy was 89% at March 31, 2020 and 85% at June 30, 2020. Our office segment is made up of four traditional office properties and four medical office properties. We have chosen to underweight the traditional office segment due to its cash flow volatility. We are focused more on the medical office segment which often provides stability during economic downturns due to its occupancy by necessary medical professionals. With many traditional office closures around the country, and closure of some non-essential medical providers, we have received rent relief requests from a few of our tenants and have granted rent relief to three tenants for approximately $500 of rent. Future rent growth and lease-up time for vacancies may be negatively impacted.
Grocery-Anchored Retail Segment
Our grocery-anchored retail segment is 26% of our portfolio, made up of 20 properties representing a fair market value of approximately $747,000 as of June 30, 2020. Our retail occupancy remained constant at 93% at March 31, 2020 and June 30, 2020. Grocers, pharmacies and take-out/delivery restaurants are open and showing increased sales activity in the current environment. Service-oriented operations such as gyms, theaters, and full-service restaurants remain closed in many markets due to government orders. A number of our smaller non-grocer retail tenants have requested rent relief for some period of time, and a percentage of tenants who were struggling before the shutdown, may never reopen for business. To date, we have granted rent relief to 54 tenants for approximately $970 of rent. Rent growth and lease-up time for vacancies are expected to be negatively impacted.
Other Segment
Our other segment is made up of two parking garages, which is 1% of our portfolio, representing a fair market value of approximately $32,000 as of June 30, 2020. Parking garage utilization has been negatively impacted by the shutdown as office workers, shopper and tourist traffic has been significantly reduced due to the shutdown resulting in significantly less transient and monthly parkers. As the economy begins to open up, fears of contracting COVID-19 from public transportation or ride sharing may drive additional traffic to parking garages.
Property Valuations
Since February 29, 2020, just prior to COVID-19 being declared a global pandemic, every property in our 78-property portfolio has been independently reappraised once and 60% of those properties have now been reappraised twice by our independent valuation advisor. Valuation changes across our approximate $3 billion portfolio totaled $86 million reflecting an aggregate 2.8% decline in gross value across all property types. Through June 30, 2020, decreases in property valuations resulted in a NAV decline of approximately $0.40 per share, an approximate 2.9% decline in net asset value.
Approximately 46% of the aggregate valuation declines for 2020 were due to write downs in the appraisals of our 20-

property grocery-anchored retail portfolio resulting from increased credit loss reserves, reduced market rental growth rates, elimination of year one percentage rent revenues and slower projected lease up of vacancies all due to anticipated COVID-19 impacts.
Approximately 31% of the aggregate valuation declines for 2020 were due to write downs in the appraisals of our 15-property apartment portfolio resulting from increases in credit loss reserves, increased future vacancy, and reduced future market rental growth rates all due to anticipated COVID-19 impacts.
Approximately 12% of the aggregate valuation declines for 2020 were due to write downs in the appraisals of our two smallest portfolio allocations which include one student-oriented apartment property and two parking garages which combined represent less than 2% of our overall portfolio.
The remaining 11% of the aggregate valuation declines for 2020 were due to minimal appraisal adjustments across our industrial and office portfolios reflecting similar changes in appraisals as noted above.
Capital Markets
We suspended all acquisition activity underway before the shut down and through the end of the second quarter to preserve capital, maintain our strong liquidity position and to take advantage of more attractive investment opportunities that may evolve post-COVID-19. Industry wide, transaction activity has recently started to pick up and we have begun to explore acquisition opportunities. However, if COVID-19 cases increase and there are further shut downs across the country, this could negatively impact capital markets activity. Debt markets are open and operating again. Lower interest rates are being partially offset by higher credit spreads, and loan proceeds are lower than pre-COVID financings as lenders have revised certain underwriting requirements. We have negligible near-term mortgage debt maturities with only one mortgage loan maturing in 2020 for $19,100 and one in 2021 for $22,800, both of which we expect to repay from cash on hand or borrowings on our Credit Facility.
Credit Facility
Our $400,000 Credit Facility, made up of a $300,000 Revolving Line of Credit maturing in 2021 and $100,000 Term Loan maturing in 2023, has two, 12-month extension options at our discretion. We are in compliance with our debt covenants as of June 30, 2020. We expect to maintain compliance with our debt covenants. However, further shutdowns driven by future increases in COVID-19 cases could have a negative impact on our compliance with debt covenants.
Distribution of Common Stock
We have retained LaSalle Investment Management Distributors, LLC (the “Dealer Manager”) to distribute shares of our common stock in our Second Extended Public Offering on a best efforts basis. Proceeds from the sales of our common stock are one of the sources of cash used for our short and longer-term liquidity and capital needs. The Dealer Manager, has established a network of broker-dealers and registered investment advisors (the “Distribution Partners”) to offer our common stock to their clients. Five of these Distribution Partners informed us and the Dealer Manager that they are temporarily suspending sales of public non-traded REITs to their clients, including our common stock, as a result of the impact that COVID-19 is having on the economy and real estate markets.  As of this filing, only two smaller Distribution Partners have not lifted their suspension of sales of our common stock. We are not able to anticipate whether other Distribution Partners may suspend sales of non-traded REITs, including our common stock, or for how long such restrictions may remain in effect.
Liquidity
At June 30, 2020, we had in excess of $185,000 of cash on hand at the Company level and $100,000 of capacity under our Revolving Credit Facility. For the remainder of the year, we expect to utilize our cash on hand to fund repurchases of our shares, fund quarterly distributions and repay our one mortgage loan maturity.
Share Repurchase Plan
During the second quarter of 2020, we repurchased $84,745 of our common stock pursuant to our Share Repurchase Plan, which had a quarterly limit of $103,518.  The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter.  The limit for the third quarter of 2020 is $98,692.  We believe the volume of share repurchase requests for the quarter was larger than our historical experience given the significant volatility across all asset classes in the quarter coupled with the growing concerns regarding COVID-19 and its near- and longer-term impacts on the U.S economy. We are not obligated to repurchase any shares of our common stock and may choose to only repurchase some, or even none, of the shares requested to be repurchased.  Our board of directors has the right to modify or suspend the share repurchase plan if it deems such action to be in the best interest of our stockholders.  Should repurchase requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on stockholders whose shares are not repurchased or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of our company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased or none at all.
Impairments
At June 30, 2020, we had no impairments on any of our properties. It is possible that within the next twelve months, we could recognize impairment charges if we experience adverse changes in our investments and properties and their results of operations and financial conditions deteriorate, including due to further impacts of the COVID-19 pandemic.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio using the fair value option. The eight properties we own interests in were closed for a substantial amount of time during the second quarter and a few continue to be closed due to the partial shutdown. During the three months ended June 30, 2020, we recorded an unrealized fair value loss of $3,352 related to this investment. Our interest rate swaps resulted in an unrealized fair value loss of $580 as interest rates fell during the quarter. We utilize our interest rate swaps to fix interest rates on variable rate debt we plan to hold to maturity.
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
Capital Raised and Use of Proceeds
As of June 30, 2020, we raised gross proceeds of over $2,339,589 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $2,636,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $500,000 and repurchase shares of our common stock for approximately $690,504.
Property Acquisitions
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
Property Dispositions
On March 27, 2020, we sold 24823 Anza Drive, a 31,000 square foot industrial property located within the Valencia

Distribution Portfolio in Santa Clarita, CA, for approximately $5,600 less leasing costs. We recorded a gain on the sale of the property in the amount of $1,724.
Stock Repurchases
For the six months ended June 30, 2020, we repurchased $177,909 of shares of our common stock through the share repurchase plan.
Financing
We repaid the mortgage note payable related to Townlake of Coppell in the amount of $28,418.
On March 31, 2020, we entered into a $35,900 mortgage payable on Summit at San Marcos. The interest-only mortgage note bears an interest rate of 3.28% and matures on April 1, 2030.
Subsequent Events
On August 6, 2020, our board of directors approved a gross dividend for the third quarter of 2020 of $0.135 per share to stockholders of record as of September 24, 2020. The dividend will be paid on or around September 29, 2020. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 38% as of June 30, 2020.
2020 Key Initiatives
Our short-term initiatives for 2020 are to address the challenges being presented by COVID-19. During 2020, we intend to use capital raised from our public and private offerings and the DST Program to balance between repurchasing stock under our share repurchase plan, paying down debt, funding quarterly distributions, property cash needs including capital projects and taking advantage of market dislocation to make new accretive acquisitions that will further our investment objectives and align with our investment strategy. Likely acquisition candidates may include well-located, well-leased apartment properties, industrial properties and medical office properties. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our Revolving Line of Credit to allow us to efficiently manage our cash flows.

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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the six months ended June 30, 2020 and 2019 are referred to as our comparable properties.
Results of Operations for the Three Months Ended June 30, 2020 and 2019
Revenues
The following chart sets forth revenues by reportable segment for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ Change	% Change
Revenues:
Rental revenue
Apartment	$12,725	$12,768	$(43)	(0.3)%
Industrial	9,708	9,988	(280)	(2.8)
Office	3,487	3,500	(13)	(0.4)
Retail	9,738	11,270	(1,532)	(13.6)
Other	75	75	—	—
Comparable properties total	$35,733	$37,601	$(1,868)	(5.0)%
Recent acquisitions and sold properties	9,750	1,810	7,940	438.7
Total rental revenue	$45,483	$39,411	$6,072	15.4%

Other revenue
Apartment	$579	$783	$(204)	(26.1)%
Industrial	26	16	10	62.5
Office	24	23	1	4.3
Retail	88	39	49	125.6
Other	154	581	(427)	(73.5)
Comparable properties total	$871	$1,442	$(571)	(39.6)%
Recent acquisitions and sold properties	562	22	540	2,455
Total other revenue	$1,433	$1,464	$(31)	(2.1)%
Total revenues	$46,916	$40,875	$6,041	14.8%
Rental revenues at comparable properties decreased $1,868 for the three months ended June 30, 2020 as compared to the same period in 2019. The decrease of $1,532 within our retail segment was primarily related to a reduction in rental revenue due to uncertainty of collectibility from tenants experiencing a decrease in operations from COVID-19. The decrease in rental revenue from our industrial properties is primarily related to a decrease of $715 at Norfleet Distribution Center due to uncertainty of collectibility. The decrease in industrial rental revenue was partially offset by increases from new leases signed at Kendall Distribution Center and Pinole Point Industrial Portfolio and a lease renewed at DFW Industrial Portfolio resulting in an increase in rental revenue of $311.

Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties decreased by $571 for the three months ended June 30, 2020 as compared to the same period in 2019. The decrease is primarily related to approximately $514 of lower parking revenue at our parking garages in Miami and Chicago as a result of reduced travel and shelter in place orders placed on the cities of Miami and Chicago.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$2,492	$2,322	$170	7.3%
Industrial	1,655	1,530	125	8.2
Office	357	323	34	10.5
Retail	1,318	1,264	54	4.3
Other	69	112	(43)	(38.4)
Comparable properties total	$5,891	$5,551	$340	6.1%
Recent acquisitions and sold properties	1,415	271	1,144	422
Total real estate taxes	$7,306	$5,822	$1,484	25.5%

Property operating expenses
Apartment	$3,633	$3,628	$5	0.1%
Industrial	823	733	90	12.3
Office	478	489	(11)	(2.2)
Retail	1,588	1,842	(254)	(13.8)
Other	152	188	(36)	(19.1)
Comparable properties total	$6,674	$6,880	$(206)	(3.0)%
Recent acquisitions and sold properties	2,147	300	1,847	615.7
Total property operating expenses	$8,821	$7,180	$1,641	22.9%
Total operating expenses	$16,127	$13,002	$3,125	24.0%
Real estate taxes at comparable properties increased by $340 for the three months ended June 30, 2020 as compared to the same period in 2019. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases. The overall increase is primarily related to large increases at Lane Parke Apartments and 180 N Jefferson resulting in higher real estate tax expense of $90 and $74, respectively, during the three months ended June 30, 2020.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties decreased $206 for the three months ended June 30, 2020 as compared to the same period in 2019. Within our retail segment, several properties experienced decreases in utilities and repairs and maintenance expenses as many tenants were closed for a large portion of the second quarter.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ Change	% Change
Property general and administrative	$333	$438	$(105)	(24.0)%
Advisor fees	6,279	5,540	739	13.3
Company level expenses	594	717	(123)	(17.2)
Depreciation and amortization	18,564	15,218	3,346	22.0
Interest expense	9,265	10,550	(1,285)	(12.2)
Loss (income) from unconsolidated affiliates and fund investments	3,970	(1,640)	5,610	(342.1)
Total expenses	$39,005	$30,823	$8,182	26.5%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to a decrease in expenses incurred for unsuccessful acquisitions.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $739 for the three months ended June 30, 2020 as compared to the same period of 2019 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. The decrease of $123 in company level expenses for the three months ended June 30, 2020 is primarily related to decreased professional service fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $3,346 in depreciation and amortization expense for the three months ended June 30, 2020 as compared to the same period in 2019 was primarily related to the acquisition of new properties.
Interest expense decreased by $1,285 for the three months ended June 30, 2020 as compared to the same period in 2019 primarily as a result of a $2,989 decrease in the fair value of our interest rate swaps during the three months ended June 30, 2020 as compared to the same period of 2019. This decrease was offset by approximately $1,615 of increased interest expense from increased borrowings on our Credit Facility.
Loss (income) from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended June 30, 2020, we recorded a $3,352 decrease in the fair value of our investment in the NYC Retail Portfolio related to the impact COVID-19 had on the investment as compared to an $1,035 increase in the fair value during the same period of 2019.

Results of Operations for the Six Months Ended June 30, 2020 and 2019
Revenues
The following chart sets forth revenues by reportable segment, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ Change	% Change
Revenues:
Rental revenue
Apartment	$25,576	$25,366	$210	0.8%
Industrial	19,396	19,726	(330)	(1.7)
Office	7,030	6,919	111	1.6
Retail	21,352	22,575	(1,223)	(5.4)
Other	144	169	(25)	(14.8)
Comparable properties total	$73,498	$74,755	$(1,257)	(1.7)%
Recent acquisitions and sold properties	18,902	3,517	15,385	437.4
Total rental revenue	$92,400	$78,272	$14,128	18.0%

Other revenue
Apartment	$1,235	$1,538	$(303)	(19.7)%
Industrial	133	368	(235)	(63.9)
Office	46	26	20	76.9
Retail	171	544	(373)	(68.6)
Other	605	1,230	(625)	(50.8)
Comparable properties total	$2,190	$3,706	$(1,516)	(40.9)%
Recent acquisitions and sold properties	986	27	959	3,551.9
Total other revenue	$3,176	$3,733	$(557)	(14.9)%
Total revenues	$95,576	$82,005	$13,571	16.5%
Rental revenue at comparable properties decreased by $1,257 for the six months ended June 30, 2020 as compared to the same period in 2019. The decrease of $1,223 within our retail segment was primarily related to a reduction in rental revenue due to uncertainty of collectibility from tenants experiencing a decrease in operations from COVID-19. The decrease in rental revenue from our industrial properties is primarily related to a decrease of $1,590 at Norfleet Distribution Center due to uncertainty of collectibility. The decrease industrial rental revenue was partially offset by increases in rental revenue from new leases signed at Kendall Distribution Center, Valencia Industrial Portfolio and Pinole Point Industrial Portfolio and a lease renewed at DFW Industrial Portfolio resulting in an increase in rental revenue of $1,134.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties decreased by $1,516 for the six months ended June 30, 2020 as compared to the same period in 2019. The decrease is primarily related to approximately $710 of lower parking revenue at our parking garages in Miami and Chicago as a result of reduced travel and shelter in place orders placed on the cities of Miami and Chicago. The decreases in industrial and retail are primarily related to lease termination fees received at Pinole Point Distribution Center in the amount of $350, Skokie Commons of $282 and Silverstone Marketplace of $105 during the six months ended June 30, 2019, which did not occur during the same period of 2020.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$4,949	$4,692	$257	5.5%
Industrial	3,369	3,203	166	5.2
Office	714	647	67	10.4
Retail	2,845	2,652	193	7.3
Other	172	239	(67)	(28.0)
Comparable properties total	$12,049	$11,433	$616	5.4%
Recent acquisitions and sold properties	2,798	403	2,395	594.3
Total real estate taxes	$14,847	$11,836	$3,011	25.4%

Property operating expenses
Apartment	$7,211	$7,216	$(5)	(0.1)%
Industrial	1,563	1,503	60	4.0
Office	975	976	(1)	(0.1)
Retail	3,410	3,489	(79)	(2.3)
Other	360	371	(11)	(3.0)
Comparable properties total	$13,519	$13,555	$(36)	(0.3)%
Recent acquisitions and sold properties	4,060	871	3,189	366.1
Total property operating expenses	$17,579	$14,426	$3,153	21.9%
Total operating expenses	$32,426	$26,262	$6,164	23.5%
Real estate taxes at comparable properties increased by $616 for the six months ended June 30, 2020 as compared to the same period in 2019. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties were in line with the prior year.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ Change	% Change
Property general and administrative	$2,881	$734	$2,147	292.5%
Advisor fees	12,857	10,774	2,083	19.3
Company level expenses	1,548	1,419	129	9.1
Depreciation and amortization	37,620	29,793	7,827	26.3
Interest expense	23,800	20,182	3,618	17.9
Income from unconsolidated affiliates and fund investments	12,897	(3,836)	16,733	(436.2)
Gain on disposition of property and extinguishment of debt	(1,708)	(107,108)	105,400	(98.4)
Total (income) expenses	$89,895	$(48,042)	$137,937	(287.1)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased for the six months ended June 30, 2020 as compared to the same period in 2019 due to expenses incurred for unsuccessful acquisitions.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $2,083 for the six months ended June 30, 2020 as compared to the same period of 2019 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $129 for the six months ended June 30, 2020 as compared to the same period in 2019 primarily related to timing of professional service fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense for the six months ended June 30, 2020 as compared to the same period in 2019 increased as additional expense from acquisitions offset lower expenses from property dispositions.
Interest expense increased by $3,618 for the six months ended June 30, 2020 as compared to the same period in 2019 as a result of unrealized losses on our interest rate swaps in addition to an increase in interest expense from increased borrowings on our Credit Facility.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the six months ended June 30, 2020, we recorded a $12,088 decrease in the fair value in the NYC Retail Portfolio as compared to a $2,355 increase in the fair value and no distributions of income during the same period of 2019. Also contributing was a decrease in income from Pioneer Tower and Chicago Parking Garage of approximately $1,224 and $290, due to lower revenue recognized due to uncertainty of collectibility from tenants as well as decreased parking revenue resulted from reduced travel and a shelter in place orders in the cities of Portland and Chicago.
Gain on disposition of property and extinguishment of debt of $1,722 relates to the sale of 24823 Anza Drive and early payoff of the mortgage note payable on Townlake of Coppell. The gain on disposition of property and extinguishment of debt in 2019 related to the property sale and payoff the mortgage note for 111 Sutter Street.

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
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to Jones Lang LaSalle Income Property Trust, Inc. to NAREIT FFO for the periods presented:

Reconciliation of GAAP net (loss) income to NAREIT FFO	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$(8,204)	$(2,963)	$(26,753)	$103,773
Real estate depreciation and amortization (1)	20,820	17,305	42,088	34,149
Gain on disposition of property and unrealized loss (gain) on investment in unconsolidated real estate affiliate (1)	3,352	(1,031)	10,441	(109,459)
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$15,968	$13,311	$25,776	$28,463
Weighted average shares outstanding, basic and diluted	170,103,439	146,009,775	171,423,839	142,894,306
NAREIT FFO per share, basic and diluted	$0.09	$0.09	$0.15	$0.20
________

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$15,968	$13,311	$25,776	$28,463
Straight-line rental income (1)	(438)	(784)	(171)	(1,307)
Amortization of above- and below-market leases (1)	(733)	(724)	(1,357)	(1,390)
Amortization of net discount on assumed debt (1)	(27)	66	(54)	132
Loss (gain) on derivative instruments and extinguishment or modification of debt (1)	(2)	3,721	6,304	5,911
Adjustment for investment accounted for under the fair value option (2)	724	422	1,375	678
Acquisition expenses	48	—	2,080	—
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$15,540	$16,012	$33,953	$32,487
Weighted average shares outstanding, basic and diluted	170,103,439	146,009,775	171,423,839	142,894,306
AFFO per share, basic and diluted	$0.09	$0.11	$0.20	$0.23
________

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.

NAV as of June 30, 2020
The following table provides a breakdown of the major components of our NAV as of June 30, 2020:

	June 30, 2020
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,528,198	$617,775	$166,894	$497,718	$84,450	$2,895,035
Debt	(599,880)	(242,502)	(65,513)	(195,375)	(33,150)	(1,136,420)
Other assets and liabilities, net	113,606	45,926	12,407	37,001	6,278	215,218
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,041,924	$421,199	$113,788	$339,344	$57,578	$1,973,833
Number of outstanding shares	89,787,077	36,230,169	9,779,515	29,175,700	4,957,915
NAV per share	$11.60	$11.63	$11.64	$11.63	$11.61
________

(1)	The value of our real estate investments was greater than the historical cost by 1.4% as of June 30, 2020.
The following table provides a breakdown of the major components of our NAV as of December 31, 2019:

	December 31, 2019
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,552,723	$689,964	$197,282	$399,430	$87,543	$2,926,942
Debt	(509,806)	(226,536)	(64,774)	(131,145)	(28,743)	(961,004)
Other assets and liabilities, net	32,375	14,386	4,114	8,328	1,825	61,028
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,075,292	$477,814	$136,622	$276,613	$60,625	$2,026,966
Number of outstanding shares	88,007,721	39,036,770	11,153,567	22,589,599	4,957,915
NAV per share	$12.22	$12.24	$12.25	$12.25	$12.23
________

(1)	The value of our real estate investments was greater than the historical cost by 5.9% as of December 31, 2019.
The decrease in NAV per share from December 31, 2019 to June 30, 2020, was related to a net decrease of 2.8% in the value of our portfolio. Property operations for the six months ended June 30, 2020 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of June 30, 2020:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.21%	5.54%	5.56%	5.54%	6.25%	5.45%
Discount rate/internal rate of return (IRR)	6.44	6.14	6.31	6.35	7.89	6.33
Annual market rent growth rate	3.01	2.94	2.87	2.49	3.13	2.84
Holding period (years)	10.00	10.00	10.00	10.00	22.60	10.14
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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		June 30, 2020	December 31, 2019
Discount Rate - weighted average	0.25% increase	(1.9)%	(2.0)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.9)	(2.8)
Annual market rent growth rate - weighted average	0.25% decrease	(1.5)	(1.5)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $46,519 and $21,360 higher than the carrying values at June 30, 2020 and December 31, 2019, respectively. The NAV per share would have decreased by $0.27 and $0.19 per share at June 30, 2020 and December 31, 2019, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and will be recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of June 30, 2020 and December 31, 2019 were $103,142 and $93,450, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

June 30, 2020
Stockholders' equity under GAAP	$1,458,794
Adjustments:
Accrued dealer manager fees (1)	100,573
Organization and offering costs (2)	296
Unrealized real estate appreciation (3)	83,743
Accumulated depreciation, amortization and other (4)	330,427
NAV	$1,973,833
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Line of Credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Proceeds from our private offering
•	Other Company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures	•	Sales of beneficial interests in the DST Program
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ Change
Net cash provided by operating activities	$30,056	$27,662	$2,394
Net cash (used in) provided by investing activities	(102,609)	60,690	(163,299)
Net cash provided by (used in) financing activities	183,366	(44,490)	227,856
Net cash provided by operating activities increased by $2,394 for the six months ended June 30, 2020 as compared to the same period in 2019. The increase in cash from operating activities is primarily from operations of our 14 property acquisitions during 2019 and 2020.
Net cash (used in) provided by investing activities decreased by $163,299 for the six months ended June 30, 2020 as compared to the same period in 2019. The decrease was primarily related to cash received from the sale of 111 Sutter Street in the first quarter of 2019. The decrease was offset by cash used to acquire new properties during the six months ended June 30, 2020 as compared to the same period in 2019.
Net cash provided by (used in) financing activities increased by $227,856 for the six months ended June 30, 2020 as compared to the same period in 2019. The change is primarily related to an increase in net debt proceeds totaling $358,731 during the six months ended June 30, 2020 as compared to the same period in 2019 resulting from draws on our Credit Facility in 2020. The increase was also related to cash received from increases in stock subscriptions of $8,331 but is offset by an increase in stock redemptions of $128,759 during the six months ended June 30, 2020 as compared to the same period in 2019.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at June 30, 2020 and December 31, 2019:

	Consolidated Debt
	June 30, 2020		December 31, 2019
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$898,014	3.66%	$843,135	3.64%
Variable	150,000	1.55	—	—
Total	$1,048,014	3.36%	$843,135	3.64%
Covenants
At June 30, 2020, we were in compliance with all debt covenants.
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

Off Balance Sheet Arrangements
At June 30, 2020, we had approximately $110 in an outstanding letter of credit that is not reflected on our balance sheet. We have no other off balance sheet arrangements.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of June 30, 2020, we had consolidated debt of $1,048,014. Including the $5,687 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $1,042,327 at June 30, 2020. We also entered into interest rate swap agreements on $212,800 of debt, which cap the LIBOR rate at between 1.0% and 2.6%.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2020, the fair value of our consolidated debt was estimated to be $35,975 higher than the carrying value of $1,048,014. If treasury rates were 0.25% higher at June 30, 2020, the fair value of our consolidated debt would have been $22,613 higher than the carrying value. A 0.25% movement in the interest rate on the $150,000 of variable-rate debt would have resulted in a $375 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

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
During the three months ended June 30, 2020, we repurchased $7,116,405 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2020	4,977,115	$11.94	4,977,115	—
May 1 - May 31, 2020	1,023,419	11.88	1,023,419	—
June 1 - June 30, 2020	1,115,871	11.78	1,115,871	—
Total	7,116,405	$11.91	7,116,405	—
________
(1)     Redemptions are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended June 30, 2020.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1
Third Amended and Restated Limited Partnership Agreement of JLLIPT Holdings LP, dated May 6, 2020, among JLLIPT Holdings GP, LLC, Jones Lang LaSalle Income Property Trust, Inc. and the other limited partnership party thereto from time to time (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 10, 2020	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 10, 2020	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer