Form 10-Q
period 2020-09-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2020-11-06
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 6, 2020 were 89,759,154 shares of Class A Common Stock, 35,655,063 shares of Class M Common Stock, 9,558,034 shares of Class A-I Common Stock, 30,061,911 shares of Class M-I Common Stock and 4,957,915 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $22,605 and $22,605, respectively)	$436,249	$430,278
Buildings and equipment (including from VIEs of $142,908 and $142,599, respectively)	1,839,314	1,770,236
Less accumulated depreciation (including from VIEs of $(22,235) and $(19,646), respectively)	(211,270)	(176,236)
Net property and equipment	2,064,293	2,024,278
Investment in unconsolidated real estate affiliates	156,525	159,288
Real estate fund investment	80,323	93,400
Net investments in real estate	2,301,141	2,276,966
Cash and cash equivalents (including from VIEs of $3,924 and $2,087, respectively)	74,132	77,056
Restricted cash (including from VIEs of $441 and $75, respectively)	13,913	36,966
Tenant accounts receivable, net (including from VIEs of $2,327 and $2,767, respectively)	7,933	6,424
Deferred expenses, net (including from VIEs of $520 and $558, respectively)	9,246	9,351
Acquired intangible assets, net (including from VIEs of $3,577 and $5,385, respectively)	104,258	93,342
Deferred rent receivable, net (including from VIEs of $1,100 and $1,079, respectively)	21,136	20,407
Prepaid expenses and other assets (including from VIEs of $308 and $180, respectively)	6,221	10,997
TOTAL ASSETS	$2,537,980	$2,531,509
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $82,161 and $82,531, respectively)	$887,703	$836,818
Accounts payable and other liabilities (including from VIEs of $1,055 and $1,500, respectively)	34,918	55,092
Financing obligation	54,968	—
Accrued offering costs	104,047	95,225
Distributions payable	—	19,888
Accrued interest (including from VIEs of $297 and $299, respectively)	2,053	2,602
Accrued real estate taxes (including from VIEs of $1,152 and $515, respectively)	11,665	5,137
Advisor fees payable	2,016	2,169
Acquired intangible liabilities, net	15,877	15,821
TOTAL LIABILITIES	1,113,247	1,032,752
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 89,377,739 and 88,007,721 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	894	880
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 35,736,129 and 39,036,770 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	357	390
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 9,604,614 and 11,153,567 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	96	112
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 29,715,005 and 22,589,999 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	297	226
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 4,957,915 and 4,957,915 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	50	50
Additional paid-in capital (net of offering costs of $209,612 and $187,131 as of September 30, 2020 and December 31, 2019, respectively)	1,885,398	1,860,734
Distributions to stockholders	(460,708)	(398,939)
Retained earnings	(7,592)	29,283
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,418,792	1,492,736
Noncontrolling interests	5,941	6,021
Total equity	1,424,733	1,498,757
TOTAL LIABILITIES AND EQUITY	$2,537,980	$2,531,509
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revenues:
Rental revenue	$46,970	$43,215	$139,370	$121,487
Other revenue	2,067	1,570	5,243	5,303
Total revenues	49,037	44,785	144,613	126,790
Operating expenses:
Real estate taxes	7,572	6,511	22,419	18,347
Property operating expenses	9,975	8,466	27,554	22,892
Property general and administrative	728	497	3,609	1,230
Advisor fees	6,192	5,956	19,049	16,730
Company level expenses	693	1,057	2,241	2,476
Depreciation and amortization	18,830	18,232	56,450	48,025
Total operating expenses	43,990	40,719	131,322	109,700
Other income (expenses):
Interest expense	(8,391)	(8,902)	(32,191)	(29,085)
(Loss) income from unconsolidated real estate affiliates and fund investments	(3,289)	221	(16,186)	4,057
(Loss) gain on disposition of property and extinguishment of debt, net	(3,480)	(236)	(1,772)	106,872
Total other income and (expenses)	(15,160)	(8,917)	(50,149)	81,844
Net (loss) income	(10,113)	(4,851)	(36,858)	98,934
Less: Net loss (income) attributable to the noncontrolling interests	(9)	(31)	(17)	(43)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(10,122)	$(4,882)	$(36,875)	$98,891
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.06)	(0.03)	(0.22)	0.67
Class M	(0.06)	(0.03)	(0.22)	0.67
Class A-I	(0.06)	(0.03)	(0.22)	0.67
Class M-I	(0.06)	(0.03)	(0.22)	0.67
Class D	(0.06)	(0.03)	(0.22)	0.67
Weighted average common stock outstanding-basic and diluted	169,289,415	154,940,895	170,707,171	146,953,945

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts (Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, July 1, 2019	149,134,574	$1,491	$1,685,234	$(353,679)	$33,123	$6,723	$1,372,892
Issuance of common stock	11,253,893	113	137,786	—	—	—	137,899
Repurchase of shares	(2,079,742)	(20)	(25,034)	—	—	—	(25,054)
Conversion of shares	(1,040)	—	—	—	—	—	—
Offering costs	—	—	(11,711)	—	—	—	(11,711)
Stock based compensation	8,000	—	98	—	—	—	98
Net loss	—	—	—	—	(4,882)	31	(4,851)
Cash contributions from noncontrolling interests	—	—	—	—	—	1,645	1,645
Cash distributed to noncontrolling interests	—	—	—	—	—	(93)	(93)
Distributions declared per share ($0.175)	—	—	—	(25,358)	—	—	(25,358)
Balance, September 30, 2019	158,315,685	$1,584	$1,786,373	$(379,037)	$28,241	$8,306	$1,445,467
Balance, January 1, 2019	138,148,451	$1,382	$1,568,474	$(318,780)	$(70,650)	$6,866	$1,187,292
Issuance of common stock	26,276,577	263	321,729	—	—	—	321,992
Repurchase of shares	(6,119,193)	(61)	(74,144)	—	—	—	(74,205)
Conversion of shares	(1,448)	—	—	—	—	—	—
Offering costs	—	—	(29,824)	—	—	—	(29,824)
Stock based compensation	11,298	—	138	—	—	—	138
Net income	—	—	—	—	98,891	43	98,934
Cash contributions from noncontrolling interests	—	—	—	—	—	1,645	1,645
Cash distributed to noncontrolling interests	—	—	—	—	—	(248)	(248)
Distributions declared per share ($0.445)	—	—	—	(60,257)	—	—	(60,257)
Balance, September 30, 2019	158,315,685	$1,584	$1,786,373	$(379,037)	$28,241	$8,306	$1,445,467
Balance, July 1, 2020	169,930,376	$1,700	$1,894,870	$(440,306)	$2,530	$5,974	$1,464,768
Issuance of common stock	3,343,225	33	38,996	—	—	—	39,029
Repurchase of shares	(3,882,050)	(39)	(45,153)	—	—	—	(45,192)
Conversion of shares	(149)	—	—	—	—	—	—
Offering costs	—	—	(3,315)	—	—	—	(3,315)
Net loss	—	—	—	—	(10,122)	9	(10,113)
Cash contributions from noncontrolling interests	—	—	—	—	—	2	2
Cash distributed to noncontrolling interests	—	—	—	—	—	(44)	(44)
Distributions declared per share ($0.135)	—	—	—	(20,402)	—	—	(20,402)
Balance, September 30, 2020	169,391,402	$1,694	$1,885,398	$(460,708)	$(7,592)	$5,941	$1,424,733
Balance, January 1, 2020	165,745,572	$1,658	$1,860,734	$(398,939)	$29,283	$6,021	$1,498,757
Issuance of common stock	22,227,749	222	269,868	—	—	—	270,090
Repurchase of shares	(18,597,052)	(186)	(222,915)	—	—	—	(223,101)
Conversion of shares	(867)	—	—	—	—	—	—
Offering costs	—	—	(22,481)	—	—	—	(22,481)
Stock based compensation	16,000	—	192	—	—	—	192
Net income	—	—	—	—	(36,875)	17	(36,858)
Cash contributions from noncontrolling interests	—	—	—	—	—	3	3
Cash distributed to noncontrolling interests	—	—	—	—	—	(100)	(100)
Distributions declared per share ($0.405)	—	—	—	(61,769)	—	—	(61,769)
Balance, September 30, 2020	169,391,402	$1,694	$1,885,398	$(460,708)	$(7,592)	$5,941	$1,424,733

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands
(Unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(36,858)	$98,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,852	47,702
Gain on disposition of property and extinguishment of debt	1,772	(106,872)
Straight line rent	(740)	(2,417)
Loss (income) from unconsolidated real estate affiliates and fund investment	16,186	(4,057)
Distributions from unconsolidated real estate affiliates and fund investment	3,443	7,325
Net changes in assets, liabilities and other	11,903	9,610
Net cash provided by operating activities	51,558	50,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(101,220)	(384,146)
Proceeds from sale of real estate investments and fixed assets	5,372	216,010
Capital improvements and lease commissions	(8,056)	(14,248)
Investment in unconsolidated real estate affiliates	(3,788)	(1,013)
Distributions from unconsolidated real estate affiliates	—	3,248
Net cash used in investing activities	(107,692)	(180,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	247,601	303,338
Repurchase of shares	(221,662)	(74,205)
Offering costs	(13,660)	(13,851)
Distributions to stockholders	(27,988)	(17,184)
Distributions paid to noncontrolling interests	(100)	(248)
Contributions received from noncontrolling interests	3	1,645
Deposits for loan commitments	(405)	(585)
Draws on credit facility	200,000	57,000
Payment on credit facility	(100,000)	(101,000)
Proceeds from mortgage notes and other debt payable	35,900	86,546
Debt issuance costs	(52)	(966)
Payment on early extinguishment of debt	(1,457)	(207)
Principal payments on mortgage notes and other debt payable	(88,023)	(87,282)
Net cash provided by financing activities	30,157	153,001
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,977)	23,077
Cash, cash equivalents and restricted cash at the beginning of the period	114,022	45,269
Cash, cash equivalents and restricted cash at the end of the period	$88,045	$68,346

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted per Consolidated Statements of Cash Flows
Cash and cash equivalents	$74,132	$42,793
Restricted cash	13,913	25,553
Cash, cash equivalents and restricted cash at the end of the period	$88,045	$68,346

Supplemental disclosure of cash flow information:
Interest paid	$26,994	$21,677
Non-cash activities:
Write-offs of receivables	$53	$86
Write-offs of retired assets and liabilities	9,341	11,839
Change in liability for capital expenditures	525	(236)
Net liabilities transferred at disposition of real estate investment	63	2,100
Net liabilities assumed at acquisition	538	(34)
Change in issuance of common stock receivable and redemption of common stock payable	2,938	86
Change in accrued offering costs	8,821	15,973
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of September 30, 2020, we owned interests in a total of 78 properties, located in 20 states.
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
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. In accordance with SEC rules, we extended our Second Extended Public Offering one additional year through July 6, 2021. We reserve the right to terminate the Second Extended Public Offering at any time and to further extend the Second Extended Public Offering term to the extent permissible under applicable law. As of September 30, 2020, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $809,463.
On March 3, 2015, we commenced a private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of September 30, 2020, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Follow-on Private Offering of $68,591.
On October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of September 30, 2020, we have raised $55,785 from our DST Program.

As of September 30, 2020, 89,377,739 shares of Class A common stock, 35,736,129 shares of Class M common stock, 9,604,614 shares of Class A-I common stock, 29,715,005 shares of Class M-I common stock, and 4,957,915 shares of Class D common stock were outstanding and held by a total of 17,450 stockholders.
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
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of September 30, 2020, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $29,253.
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

Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of September 30, 2020, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, and Presley Uptown due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of September 30, 2020, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At September 30, 2020, our restricted cash balance on our Consolidated Balance Sheets was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at September 30, 2020 and December 31, 2019 was $6,194 and $4,893, respectively.
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
The COVID-19 pandemic has had a negative impact on many of our tenant’s businesses. The duration and extent of the negative effects caused by the COVID-19 pandemic to the economy is uncertain, and as such collectibility of certain tenants rent receivable balances in the future is also uncertain. We have taken into account current tenant conditions, which include consideration of COVID-19 in our estimation of its uncollectible accounts and deferred rents receivable at September 30, 2020. We are closely monitoring the collectibility of such rents and will adjust future estimations as further information becomes known. During the three and nine months ending September 30, 2020, we recorded a reduction in rental revenue of $710 and $2,701, respectively, and a reduction in straight line revenue of $30 and $2,141, respectively, due to concern of collectibility. During the three and nine months ending September 30, 2020, we deferred $679 and $1,851, respectively, and abated $113 and $970, respectively, of rental revenue.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $78,776 and $67,574 at September 30, 2020 and December 31, 2019, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $12,186 and $10,372 at September 30, 2020 and December 31, 2019, respectively, on the accompanying Consolidated Balance Sheets.

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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the nine months ended September 30, 2020 and 2019, we recorded a decrease and an increase in fair value classified within the Level 3 category of $14,737 and $1,845, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on the Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $33,303 higher and $21,360 higher than the aggregate carrying amounts at September 30, 2020 and December 31, 2019, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
As of September 30, 2020, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	6	$212,800
The fair value of our interest rate swaps represent liabilities of $7,463 and $2,140 at September 30, 2020 and December 31, 2019, respectively.
Ground Lease
As of September 30, 2020, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,151 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,241.

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
Recent Issued Accounting Pronouncements
In April 2020, the FASB issued a question and answer document that focused on the application of lease guidance applicable on concessions related to the effects of the COVID-19 pandemic. Per the guidance, we made an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases, as though enforceable rights and obligations for those concessions existed.
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

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
In addition to investments in consolidated properties, we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The following represent our unconsolidated real estate affiliates as of September 30, 2020 and December 31, 2019.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	September 30, 2020	December 31, 2019
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$15,652	$15,741
Pioneer Tower	Office	Portland, OR	June 28, 2016	107,654	109,653
The Tremont	Apartment	Burlington, MA	July 19, 2018	21,526	21,571
The Huntington	Apartment	Burlington, MA	July 19, 2018	11,693	12,323
Total				$156,525	$159,288
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Total revenues	$3,920	$4,581	$12,188	$13,997
Total operating expenses	4,030	3,749	12,038	11,658
Operating income	$(110)	$832	$150	$2,339
Interest expense	531	532	1,599	1,606
Net (loss) income	$(641)	$300	$(1,449)	$733
Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of September 30, 2020, the NYC Retail Portfolio owned 8 retail properties totaling approximately 1,938,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets, which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of September 30, 2020 and December 31, 2019, the carrying amount of our investment in the NYC Retail Portfolio was $80,323 and $93,400, respectively. During the three and nine months ended September 30, 2020, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $2,648 and $14,737, respectively, and received no cash distributions. During the three and nine months ended September 30, 2020, we made a $1,660 capital contribution to Madison NYC Core Retail Partners, L.P. On March 4, 2020, a retail property in the NYC Retail Portfolio with a square footage of 74,000 was sold and the mortgage loan was extinguished. During the three and nine months ended September 30, 2019, we recorded a decrease and an increase in fair value of our investment in the NYC Retail Portfolio of $510 and $1,845, respectively. During the three and nine months ended September 30, 2019, we received distributions of income totaling $431 and $1,479, respectively. The cash distributions increased income from unconsolidated real estate affiliates and fund investments. During the three and nine months ended September 30, 2019, we received return of capital distributions of $1,034 and $3,248, respectively. On January 7, 2019, two retail properties in the NYC Retail Portfolio with a combined 148,000 square feet were sold and the mortgage loans were extinguished. On June 28, 2019, a 218,000 square foot property within the NYC Retail Portfolio was relinquished to the lender and its mortgage loan was extinguished.
Summarized Statement of Operations—NYC Retail Portfolio Investment—Fair Value Option Investment

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Total revenue	$313	$1,153	$2,247	$5,423

Net investment income	(174)	746	736	4,213
Net change in unrealized (loss) gain on investment in real estate venture	(9,570)	(1,845)	(53,243)	6,653
Net (loss) income	$(9,744)	$(1,099)	$(52,507)	$10,866
NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2054 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			September 30, 2020	December 31, 2019
Mortgage notes payable (1) (2) (3)	March 1, 2021- March 1, 2038	3.00% - 5.30%	$691,012	$743,135
Credit facility
Revolving line of credit	May 25, 2021	1.55% - 3.99%	100,000	—
Term loans	May 25, 2023	3.10%	100,000	100,000
TOTAL			$891,012	$843,135
Net debt discount on assumed debt and debt issuance costs			(3,309)	(6,317)
Mortgage notes and other debt payable, net			$887,703	$836,818
________

(1)	On March 31, 2020, we entered into a $35,900 mortgage payable on Summit at San Marcos. The mortgage note is interest only at a rate of 3.28% and matures on April 1, 2030.

(2)	On August 27, 2020, we repaid the mortgage note payable related to Suwanee Distribution Center in the amount of $19,135.

(3)	On September 29, 2020, we repaid the mortgage note payable related to The Penfield in the amount of $37,957.
Aggregate future principal payments of mortgage notes and other debt payable as of September 30, 2020 are as follows:

Year	Amount
2020	$1,327
2021	128,837
2022	7,267
2023	229,326
2024	40,526
Thereafter	483,729
Total	$891,012

Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan. On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year term loan maturing on May 26, 2022. We collectively refer to the two term loans as the "Term Loans". On December 12, 2018, we expanded and extended our Credit Facility to provide for a borrowing capacity of $400,000, by increasing our Revolving Line of Credit to $300,000 with a new maturity date of May 25, 2021. We also extended our Term Loans by one year with new maturity dates of May 25, 2023. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 25, 2021 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of September 30, 2020, we believe no material adverse effects had occurred.
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
At September 30, 2020, we had $100,000 outstanding under the Revolving Line of Credit at LIBOR plus 1.35% and $100,000 outstanding under the Term Loans at LIBOR plus 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at September 30, 2020) and swapped $50,000 of the Revolving Line of Credit to a fixed rate of 2.64% (all in rate of 3.99%) at September 30, 2020.
Covenants
At September 30, 2020, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at September 30, 2020 and December 31, 2019 was $6,403 and $5,993, respectively.

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

(3)	Shares of Class D common stock are only being offered pursuant to a private offering.
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the nine months ended September 30, 2020 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2019	88,007,721	39,036,770	11,153,567	22,589,599	4,957,915
Issuance of common stock	11,288,342	1,835,412	255,885	8,864,110	—
Repurchase of common stock	(9,801,926)	(4,401,214)	(1,832,057)	(2,561,855)	—
Share conversions	(116,398)	(734,839)	27,219	823,151	—
Balance, September 30, 2020	89,377,739	35,736,129	9,604,614	29,715,005	4,957,915
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the nine months ended September 30, 2020 were as follows:

	Nine Months Ended September 30, 2020
	# of shares	Amount
Class A Shares	11,288,342	$137,720
Class M Shares	1,835,412	22,075
Class A-I Shares	255,885	3,059
Class M-I Shares	8,864,110	107,428
Total		$270,282

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the nine months ended September 30, 2020, we repurchased 18,597,052 shares of common stock in the amount of $223,101. During the nine months ended September 30, 2019, we repurchased 6,119,193 shares of common stock in the amount of $74,205.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the nine months ended September 30, 2020, we issued 4,505,845 shares of common stock for $53,669 under the distribution reinvestment plan. For the nine months ended September 30, 2019, we issued 2,758,804 shares of common stock for $33,574 under the distribution reinvestment plan.
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

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended September 30, 2020
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(5,346)	$(2,147)	$(579)	$(1,753)	$(297)
Weighted average number of common shares outstanding	89,432,854	35,897,894	9,686,983	29,313,769	4,957,915
Basic and diluted net loss per share:	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)

	Nine Months Ended September 30, 2020
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$(19,529)	$(8,009)	$(2,213)	$(6,055)	$(1,069)
Weighted average number of common shares outstanding	90,409,712	37,074,115	10,240,781	28,024,648	4,957,915
Basic and diluted net income per share:	$(0.22)	$(0.22)	$(0.22)	$(0.22)	$(0.22)

	Three Months Ended September 30, 2019
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(2,549)	$(1,297)	$(347)	$(521)	$(168)
Weighted average number of common shares outstanding	80,893,908	41,160,669	10,999,848	16,534,267	5,352,203
Basic and diluted net loss per share:	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)

	Nine Months ended September 30, 2019
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$51,422	$27,403	$7,417	$8,930	$3,718
Weighted average number of common shares outstanding	76,412,271	40,725,377	11,022,039	13,276,049	5,518,210
Basic and diluted net income per share:	$0.67	$0.67	$0.67	$0.67	$0.67
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Second Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Second Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Second Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Second Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of September 30, 2020 and December 31, 2019, LaSalle had paid $1,402 and $1,775, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs incurred for services provided to the DST totaling $466 are accounted for as deferred loan costs and are netted against the financing obligation.
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
As of September 30, 2020, we have sold approximately $55,785 in interests related to the DST Program.
NOTE 8—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at September 30, 2020 are as follows:

Year	Amount
2020	$39,218
2021	123,025
2022	96,945
2023	83,981
2024	71,894
Thereafter	238,834
Total	$653,897
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three and nine months ended September 30, 2020, no individual tenant accounted for greater than 10% of minimum base rents.

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
Fixed advisory fees for the three and nine months ended September 30, 2020 were $6,192 and $19,049, respectively. The fixed advisory fees for the three and nine months ended September 30, 2019 were $5,956 and $16,730, respectively. There were no performance fees for the nine months ended September 30, 2020 and 2019. Included in Advisor fees payable at September 30, 2020 was $2,016 of fixed advisory fee expense. Included in Advisor fees payable for the year ended December 31, 2019 was $2,169 of fixed advisory fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and nine months ended September 30, 2020, JLL Americas was paid $163 and $565, respectively, for property management and leasing services. For the three and nine months ended September 30, 2019, JLL Americas was paid $201 and $1,015, respectively, for property management and leasing services. During the three and nine months ended September 30, 2020, we paid JLL Americas $0 and $75, respectively, in sales brokerage fees. During the three and nine months ended September 30, 2019, we paid JLL Americas $203 in debt brokerage fees related to the note payable for Stonemeadow Farms.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and nine months ended September 30, 2020, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,530 and $8,708, respectively. For the three and nine months ended September 30, 2019, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,280 and $8,842, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs, at September 30, 2020 and December 31, 2019, were $102,645 and $93,450 of future dealer manager fees payable, respectively.
As of September 30, 2020 and December 31, 2019, we owed $1,402 and $1,775, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the three and nine months ended September 30, 2020, the taxable REIT subsidiary paid $662 and $1,574, respectively, to the Dealer Manager. In addition, the Dealer Manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total equity of each outstanding unit of beneficial interest for such day, payable by the Delaware statutory trusts; (b) 0.85% of the NAV of each outstanding Class A operating partnership unit, 0.30% of the NAV of each outstanding Class M operating partnership or 0.30% of the NAV of each outstanding Class A-I operating partnership unit for such day issued in connection with our operating partnership's fair market value purchase option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share or 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M and Class A-I operating partnership units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I operating partnership units or Class M-I shares. For the three and nine months ended September 30, 2020, the Delaware statutory trust paid $28 and $46, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each Delaware statutory trust may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such Delaware statutory trust. For the three and nine months ended September 30, 2020, the Delaware statutory trusts paid $20 and $30, respectively, in management fees to our Advisor in connection with the DST Program.

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
NOTE 11—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three and nine months ended September 30, 2020 and 2019.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of September 30, 2020	$790,631	$577,099	$282,262	$582,995	$22,075	$2,255,062
Assets as of December 31, 2019	797,923	587,321	225,352	549,918	22,350	2,182,864

Three Months Ended September 30, 2020

Capital expenditures by segment	$1,067	$837	$651	$123	$—	$2,678

Revenues:
Rental revenue	$15,594	$12,934	$6,931	$11,436	$75	$46,970
Other revenue	1,030	134	326	278	299	2,067
Total revenues	$16,624	$13,068	$7,257	$11,714	$374	$49,037
Operating expenses:
Real estate taxes	$3,012	$2,067	$875	$1,525	$93	$7,572
Property operating expenses	5,225	1,062	1,635	1,879	174	9,975
Total segment operating expenses	$8,237	$3,129	$2,510	$3,404	$267	$17,547

Reconciliation to net income
Property general and administrative						$728
Advisor fees						6,192
Company level expenses						693
Depreciation and amortization						18,830
Total operating expenses						$43,990
Other income and (expenses):
Interest expense						$(8,391)
Loss from unconsolidated real estate affiliates and fund investment						(3,289)
Loss on disposition of property and extinguishment of debt, net						(3,480)
Total other income and (expenses)						$(15,160)
Net loss						$(10,113)

Reconciliation to total consolidated assets as of September 30, 2020
Assets per reportable segments						$2,255,062
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						282,918
Total consolidated assets						$2,537,980

Reconciliation to total consolidated assets as of December 31, 2019
Assets per reportable segments						2,182,864
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						348,645
Total consolidated assets						$2,531,509

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended September 30, 2019

Capital expenditures by segment	$2,333	$1,761	$231	$879	$—	$5,204

Revenues:
Rental revenue	$14,881	$11,779	$5,176	$11,308	$71	$43,215
Other revenue	748	1	196	106	519	1,570
Total revenues	$15,629	$11,780	$5,372	$11,414	$590	$44,785
Operating expenses:
Real estate taxes	$2,715	$1,928	$586	$1,175	$107	$6,511
Property operating expenses	4,535	894	1,047	1,811	179	8,466
Total segment operating expenses	$7,250	$2,822	$1,633	$2,986	$286	$14,977

Reconciliation to net income
Property general and administrative						$497
Advisor fees						5,956
Company level expenses						1,057
Depreciation and amortization						18,232
Total operating expenses						$40,719
Other income and (expenses):
Interest expense						$(8,902)
Income from unconsolidated real estate affiliates and fund investment						221
Loss on disposition of property and extinguishment of debt, net						(236)
Total other income and (expenses)						$(8,917)
Net loss						$(4,851)

	Apartments	Industrial	Office	Retail	Other	Total
Nine Months Ended September 30, 2020

Capital expenditures by segment	$2,796	$1,652	$2,112	$972	$—	$7,532

Revenues:
Rental revenue	$47,874	$36,816	$20,244	$34,218	$218	$139,370
Other revenue	2,543	323	983	490	904	5,243
Total revenues	$50,417	$37,139	$21,227	$34,708	$1,122	$144,613
Operating expenses:
Real estate taxes	$8,845	$6,193	$2,581	$4,535	$265	$22,419
Property operating expenses	14,278	3,045	4,289	5,408	534	27,554
Total segment operating expenses	$23,123	$9,238	$6,870	$9,943	$799	$49,973

Reconciliation to net income
Property general and administrative						$3,609
Advisor fees						19,049
Company level expenses						2,241
Depreciation and amortization						56,450
Total operating expenses						$131,322
Other income and (expenses):
Interest expense						$(32,191)
Income from unconsolidated real estate affiliates and fund investments						(16,186)
Loss on disposition of property and extinguishment of debt, net						(1,772)
Total other income and (expenses)						$(50,149)
Net loss						$(36,858)

	Apartments	Industrial	Office	Retail	Other	Total
Nine Months Ended September 30, 2019

Capital expenditures by segment	$5,253	$3,724	$238	$5,253	$16	$14,484

Revenues:
Rental revenue	$40,966	$32,686	$13,713	$33,883	$239	$121,487
Other revenue	2,304	369	226	655	1,749	5,303
Total revenues	$43,270	$33,055	$13,939	$34,538	$1,988	$126,790
Operating expenses:
Real estate taxes	$7,493	$5,270	$1,411	$3,827	$346	$18,347
Property operating expenses	11,890	2,538	2,613	5,301	550	22,892
Total segment operating expenses	$19,383	$7,808	$4,024	$9,128	$896	$41,239

Reconciliation to net income
Property general and administrative						$1,230
Advisor fees						16,730
Company level expenses						2,476
Depreciation and amortization						48,025
Total operating expenses						$109,700
Other income and (expenses):
Interest expense						$(29,085)
Income from unconsolidated real estate affiliates and fund investments						4,057
Gain on disposition of property and extinguishment of debt, net						106,872
Total other income and (expenses)						$81,844
Net income						$98,934

NOTE 12—SUBSEQUENT EVENTS
On October 2, 2020, we entered into a $17,500 mortgage note payable on Mason Mill Distribution Center. The interest-only mortgage note bears an interest rate of 3.25% and matures on October 10, 2030.
On October 13, 2020, we entered into a $16,730 mortgage note payable on San Juan Medical Center. The interest-only mortgage note bears an interest rate of 3.35% and matures on October 13, 2027.
On October 23, 2020, we acquired Fort Worth Distribution Center, a 351,000 square foot industrial property located in Fort Worth, Texas, for approximately $24,050. The acquisition was funded with cash on hand.
On October 30, 2020, we entered into a $35,500 mortgage note payable on The Penfield. The note is interest only for the first five years, bears an interest rate of 2.50% and matures on October 30, 2030.
On November 5, 2020, our board of directors approved a gross dividend for the fourth quarter of 2020 of $0.135 per share to stockholders of record as of December 23, 2020. The dividend will be paid on or around December 30, 2020. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
Subsequent to September 30, 2020, the United States continues to be severely impacted by the COVID-19 pandemic and by the economic effects of government responses, various restrictions on certain business activities, which have materially disrupted the economy. We have entered into a number of rent relief requests from tenants at our properties, most often in the form of rent deferral requests, as a result of COVID-19. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. We are not able to estimate the total impact of the COVID-19 pandemic at this time.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of September 30, 2020, were comprised of:
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

Discussions surrounding our Unconsolidated Properties refer to the following properties as of September 30, 2020:

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
Estimated Percent of Fair Value as of September 30, 2020:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2020 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of September 30, 2020.
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

Properties
Properties owned at September 30, 2020 are as follows:

					Percentage Leased as of September 30, 2020
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette	Lafayette, LA	January 15, 2008	100%	207,000	75%
Townlake of Coppell	Coppell, TX	May 22, 2015	100	351,000	97
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	92
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	91
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	99
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	95
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	95
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	99
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	98
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	96
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	96
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	96
Presley Uptown (1)	Charlotte, NC	September 30, 2019	98	190,000	93
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
South Seattle Distribution Center
3800 1st Avenue South	Seattle, WA	December 18, 2013	100	162,000	50
3844 1st Avenue South	Seattle, WA	December 18, 2013	100	101,000	100
3601 2nd Avenue South	Seattle, WA	December 18, 2013	100	60,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	89
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100

					Percentage Leased as of September 30, 2020
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	97
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	89
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	75
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	93
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	86
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	96%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	98
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	96
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	99
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	97
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	84
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	88
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	93
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	96
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	97
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	98
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (4)	NY/NJ	December 8, 2015	14	1,938,000	91%
Pioneer Tower (5)	Portland, OR	June 28, 2016	100	296,000	69
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	93
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	94
________

(1)	We own a majority interest in the joint venture that owns a fee simple interest in this property.

(2)	The parking garage contains 343 stalls. This property is owned leasehold.

(3)	We own a condominium interest in the building that contains a 366 stall parking garage.

(4)	We own an approximate 14% interest in a portfolio of eight urban infill retail properties located in the greater New York City area.

(5)	We own a condominium interest in the building that contains a 17 story multi-tenant office property.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of September 30, 2020:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	13	3,154,000	25%	95%	$21.72
Industrial	33	6,705,000	53	98	5.92
Office	7	829,000	7	93	34.28
Retail	12	1,834,000	14	95	20.41
Other	1	130,000	1	N/A	N/A
Total	66	12,652,000	100%	97%	$13.80

________

(1)	Amount calculated as in-place minimum base rent for all occupied space at September 30, 2020 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of September 30, 2020, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $11.55 for our consolidated properties.
Recent Events and Outlook
COVID-19 Business Outlook
The outbreak of COVID-19 was declared by the World Health Organization as a global health emergency on January 30, 2020 and then as a pandemic in March 2020. COVID-19 has impacted global financial markets, severely restricted international trade and travel, disrupted business operations (in part or in their entirety) and negatively impacted many investment asset classes including real estate. The ongoing outbreak and corollary response could have a material adverse impact on our financial condition and results of operations. The severity of the impact brought on by these disruptions will be different across property types and markets but could have serious negative impacts on all real estate depending on the longer-term economic effects of COVID-19.
Rent Collections
As of the date of this filing, we collected approximately 95%, 94%, 93% and 92% of our July, August, September and October billed rents, respectively, after taking into account effects of lease amendments entered into with tenants. We have collected 93%, 94%, 93% and 92% of our originally budgeted July, August, September and October rents, respectively, which exclude executed lease amendments. We have received requests for rent relief from 243 commercial tenants. To date, we have granted rent relief for 81 tenants representing approximately $3,700 of revenue, made up of approximately $2,600 of rent deferrals and approximately $1,100 of rent abatements for the full year of 2020. We expect to recover the rent deferrals over a longer period of time (generally three to twelve months) or to extend their leases to cover the lost rent revenue. We also expect our credit losses to be higher when compared to our operating history. We seek to balance the immediate financial interest of our stockholders against being a responsible corporate citizen and the interests of our tenants. We believe that this strategy will also allow us to protect the long-term value of our portfolio, which is in the best interests of our stockholders.

Apartment Segment
Our apartment segment is 32% of our portfolio, made up of 15 investments representing a fair market value of approximately $948,000 as of September 30, 2020. Our apartment occupancy increased from 94% at June 30, 2020 to 95% at September 30, 2020. In previous downturns the apartment segment has proven to be one of the more resilient segments of the real estate market. Our primary strategy has been investing in garden-style, suburban apartments in highly-rated school districts, which we believe will perform relatively well versus high-end, urban centric apartments and other property sectors. In addition, our apartments are typically geared toward a more affluent and salaried tenant base, as opposed to hourly, service sector workers who have experienced a disproportionate share of the recent job losses. To date, within our apartment segment cash flow disruption from the pandemic has been only modestly impacted. However, as the pandemic continues future rent growth may be negatively impacted over the near-term. Our one student-oriented apartment property has been negatively impacted due to lower 2020 enrollment, although it represents only 0.6% of our portfolio.
Industrial Segment
Our industrial segment is 26% of our portfolio, made up of 33 buildings representing a fair market value of approximately $751,000 as of September 30, 2020. The industrial segment is expected to be a long-term beneficiary from the pandemic as the secular shift toward e-commerce is spurring increased demand and companies will have a desire to maintain more inventory in the future than they did pre-COVID-19. Our industrial segment occupancy remained high at 99% at June 30, 2020 and 98% at September 30, 2020. Our industrial segment has seen significant leasing activity in 2020 with rents increasing from the previous leases. We have signed leases for approximately 600,000 square feet with a weighted average increase in rental rates of 6.7%. However, as the pandemic continues future rent growth may be negatively impacted. To date, we have granted rent relief to 10 tenants for approximately $1,700 of rent.
Office Segment
Our office segment is 15% of our portfolio, made up of eight properties representing a fair market value of approximately $449,000 as of September 30, 2020. Our office segment occupancy was 85% at June 30, 2020 and 85% at September 30, 2020. Our office segment is made up of four traditional office properties and four medical office properties. We have chosen to underweight the traditional office segment due to its cash flow volatility. We are focused more on the medical office segment, which often provides stability during economic downturns due to its occupancy by necessary medical professionals. With many traditional office closures around the country, and closure of some non-essential medical providers, we have received rent relief requests from a few of our tenants and have granted rent relief to four tenants for approximately $500 of rent. Future rent growth and lease-up time for vacancies may be negatively impacted.
Grocery-Anchored Retail Segment
Our grocery-anchored retail segment is 26% of our portfolio, made up of 20 properties representing a fair market value of approximately $767,000 as of September 30, 2020. Our retail occupancy remained constant at 93% at June 30, 2020 and September 30, 2020. Shortly after the end of the quarter, we renewed two of our large grocer tenants for new ten-year lease terms. Grocers, pharmacies and take-out/delivery restaurants are open and showing increased sales activity in the current environment. Service-oriented operations such as gyms, theaters, and full-service restaurants are operating at reduced capacity or in limited instances remain closed in many markets due to government orders. A number of our smaller non-grocer retail tenants have requested rent relief for some period of time, and a percentage of tenants who were struggling before the shutdown, may never reopen for business. To date, we have granted rent relief to 67 tenants for approximately $1,600 of rent. Rent growth and lease-up time for vacancies are expected to be negatively impacted.
Other Segment
Our other segment is made up of two parking garages, which is 1% of our portfolio, representing a fair market value of approximately $32,000 as of September 30, 2020. Parking garage utilization has been negatively impacted by the shutdown as office workers, shopper and tourist traffic has been significantly reduced due to the shutdown resulting in significantly less transient and monthly parkers, although we experienced a pick-up in volume in the third quarter. As the economy begins to open up, fears of contracting COVID-19 from public transportation or ride sharing may drive additional traffic to parking garages.

Property Valuations
Since February 29, 2020, just prior to COVID-19 being declared a global pandemic, every property in our 78-property portfolio has been independently reappraised twice and 60% of those properties have now been reappraised three times by our independent valuation advisor. Valuation changes in the first and second quarter across our approximate $3 billion portfolio totaled $86 million reflecting an aggregate 2.8% decline in gross value across all property types. Third quarter property values were relatively flat across the portfolio. For the nine months ended September 30, 2020, decreases in property valuations resulted in a NAV decline of approximately $0.40 per share, an approximate 2.9% decline in net asset value.
Approximately 50% of the aggregate valuation declines for 2020 were due to write downs in the appraisals of our 20-property grocery-anchored retail portfolio resulting from increased credit loss reserves, reduced market rental growth rates, elimination of year one percentage rent revenues and slower projected lease up of vacancies all due to anticipated COVID-19 impacts.
Approximately 29% of the aggregate valuation declines for 2020 were due to write downs in the appraisals of our 15-property apartment portfolio resulting from increases in credit loss reserves, increased future vacancy, and reduced future market rental growth rates all due to anticipated COVID-19 impacts.
Approximately 12% of the aggregate valuation declines for 2020 were due to write downs in the appraisals of our two smallest portfolio allocations, which include one student-oriented apartment property, and two parking garages, which combined represent less than 2% of our overall portfolio.
The remaining 9% of the aggregate valuation declines for 2020 were due to minimal appraisal adjustments across our industrial and office portfolios reflecting similar changes in appraisals as noted above.
Capital Markets
We suspended all acquisition activity underway before the shut down and through the end of the third quarter to preserve capital, maintain our strong liquidity position and to take advantage of more attractive investment opportunities that may evolve post-COVID-19. Industry wide, transaction activity has picked up and we have begun bidding on a number of quality acquisition opportunities. Debt markets are open and operating efficiently. Lower interest rates are being partially offset by higher credit spreads, and loan proceeds are lower than pre-COVID financings as lenders have revised certain underwriting requirements. We have negligible near-term mortgage debt maturities with only one mortgage loan maturing in 2021 for $22,800, which we expect to repay from cash on hand or borrowings on our Credit Facility.
Credit Facility
Our $400,000 Credit Facility, made up of a $300,000 Revolving Line of Credit maturing in 2021 and $100,000 Term Loan maturing in 2023, has two, 12-month extension options at our discretion. We are in compliance with our debt covenants as of September 30, 2020. We expect to maintain compliance with our debt covenants. However, further shutdowns driven by future increases in COVID-19 cases could have a negative impact on our compliance with debt covenants.
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
Liquidity
At September 30, 2020, we had in excess of $74,000 in total cash on hand and $200,000 of capacity under our Revolving Credit Facility. For the remainder of the year, we expect to utilize our cash on hand to acquire new properties, fund repurchases of our shares and fund quarterly distributions.

Share Repurchase Plan
During the third quarter of 2020, we repurchased $45,192 of our common stock pursuant to our Share Repurchase Plan, which had a quarterly limit of $98,692.  The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter.  The limit for the fourth quarter of 2020 is $97,987.  We believe the volume of share repurchase requests for the quarter was larger than our historical experience given the significant volatility across all asset classes in the quarter coupled with the growing concerns regarding COVID-19 and its near- and longer-term impacts on the U.S economy. We are not obligated to repurchase any shares of our common stock and may choose to only repurchase some, or even none, of the shares requested to be repurchased.  Our board of directors has the right to modify or suspend the share repurchase plan if it deems such action to be in the best interest of our stockholders.  Should repurchase requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on stockholders whose shares are not repurchased or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of our company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased or none at all.
Impairments
At September 30, 2020, we had no impairments on any of our properties. It is possible that within the next twelve months, we could recognize impairment charges if we experience adverse changes in our investments and properties and their results of operations and financial conditions deteriorate, including due to further impacts of the COVID-19 pandemic.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio using the fair value option. The eight properties we own interests in were closed for a substantial amount of time during the third quarter and a few continue to be closed due to the partial shutdowns or tenants deciding to stay closed for business reasons. During the three months ended September 30, 2020, we recorded an unrealized fair value loss of $2,648 related to this investment. Our interest rate swaps resulted in an unrealized fair value gain of $226 as interest rates rose slightly during the quarter. We utilize our interest rate swaps to fix interest rates on variable rate debt we plan to hold to maturity.
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

Capital Raised and Use of Proceeds
As of September 30, 2020, we raised gross proceeds of over $2,378,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $2,636,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $584,000 and repurchase shares of our common stock for approximately $736,000.
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
Property Dispositions
On March 27, 2020, we sold 24823 Anza Drive, a 31,000 square foot industrial property located within the Valencia Distribution Portfolio in Santa Clarita, CA, for approximately $5,600 less selling costs. We recorded a gain on the sale of the property in the amount of $1,724.
Stock Repurchases
For the nine months ended September 30, 2020, we repurchased $223,101 of shares of our common stock through the share repurchase plan.
Financing
On March 10, 2020, we repaid the mortgage note payable related to Townlake of Coppell in the amount of $28,418.
On March 31, 2020, we entered into a $35,900 mortgage payable on Summit at San Marcos. The interest-only mortgage note bears an interest rate of 3.28% and matures on April 1, 2030.
On August 27, 2020, we repaid the mortgage note payable related to Suwanee Distribution Center in the amount of $19,135.
On September 29, 2020, we repaid the mortgage note payable related to The Penfield in the amount of $37,957.
Subsequent Events
On October 2, 2020, we entered into a $17,500 mortgage note payable on Mason Mill Distribution Center. The interest-only mortgage note bears an interest rate of 3.25% and matures on October 10, 2030.
On October 13, 2020, we entered into a $16,730 mortgage note payable on San Juan Medical Center. The interest-only mortgage note bears an interest rate of 3.35% and matures on October 13, 2027.
On October 23, 2020, we acquired Fort Worth Distribution Center, a 351,000 square foot industrial property located in Fort Worth, Texas, for approximately $24,050. The acquisition was funded with cash on hand.
On October 30, 2020, we entered into a $35,500 mortgage note payable on The Penfield. The note is interest only for the first five years, bears an interest rate of 2.50% and matures on October 30, 2030.
On November 5, 2020, our board of directors approved a gross dividend for the fourth quarter of 2020 of $0.135 per share to stockholders of record as of December 23, 2020. The dividend will be paid on or around December 30, 2020. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.

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

We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 36% as of September 30, 2020.
2020 Key Initiatives
Our short-term initiatives for 2020 are to address the challenges being presented by COVID-19. During the remainder of 2020, we intend to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchasing stock under our share repurchase plan, and fund quarterly distributions. Likely acquisition candidates may include well-located, well-leased apartment properties, industrial properties and medical office properties. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our Revolving Line of Credit to allow us to efficiently manage our cash flows.

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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the nine months ended September 30, 2020 and 2019 are referred to as our comparable properties.
Results of Operations for the Three Months Ended September 30, 2020 and 2019
Revenues
The following chart sets forth revenues by reportable segment for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ Change	% Change
Revenues:
Rental revenue
Apartment	$12,305	$12,834	$(529)	(4.1)%
Industrial	10,711	10,325	386	3.7
Office	3,487	3,431	56	1.6
Retail	10,614	11,308	(694)	(6.1)
Other	75	71	4	5.6
Comparable properties total	$37,192	$37,969	$(777)	(2.0)%
Recent acquisitions and sold properties	9,778	5,246	4,532	86.4
Total rental revenue	$46,970	$43,215	$3,755	8.7%

Other revenue
Apartment	$855	$667	$188	28.2%
Industrial	81	1	80	8,000
Office	22	22	—	—
Retail	278	106	172	162.3
Other	299	519	(220)	(42.4)
Comparable properties total	$1,535	$1,315	$220	16.7%
Recent acquisitions and sold properties	532	255	277	109
Total other revenue	$2,067	$1,570	$497	31.7%
Total revenues	$49,037	$44,785	$4,252	9.5%
Rental revenues at comparable properties decreased $777 for the three months ended September 30, 2020 as compared to the same period in 2019. The decrease of $694 within our retail segment was primarily related to a reduction in rental revenue due to uncertainty of collectibility from tenants experiencing a decrease in operations from COVID-19. The decrease of $529 within the apartment segment was primarily related to a reduction in rental rates as well as lower rental revenue due to uncertainty of collectibility from tenants. The increase in rental revenue from our industrial properties is primarily related to new leases signed at Pinole Point Industrial Portfolio and DFW Industrial Portfolio as well as from collections of past due rents previously deemed uncollectible at Norfleet Distribution Center and Valencia Industrial Portfolio.

Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $220 for the three months ended September 30, 2020 as compared to the same period in 2019. The increase is primarily related to a $168 termination fee received at Whitestone Marketplace as well as approximately $180 of termination fees across our apartment properties. These increases were offset by approximately $220 of lower parking revenue at our parking garages in Miami as a result of reduced travel and shelter in place orders placed on the city of Miami.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$2,574	$2,543	$31	1.2%
Industrial	1,664	1,692	(28)	(1.7)
Office	333	347	(14)	(4.0)
Retail	1,427	1,175	252	21.4
Other	93	107	(14)	(13.1)
Comparable properties total	$6,091	$5,864	$227	3.9%
Recent acquisitions and sold properties	1,481	647	834	129
Total real estate taxes	$7,572	$6,511	$1,061	16.3%

Property operating expenses
Apartment	$4,226	$3,983	$243	6.1%
Industrial	807	799	8	1.0
Office	511	532	(21)	(3.9)
Retail	1,800	1,811	(11)	(0.6)
Other	174	179	(5)	(2.8)
Comparable properties total	$7,518	$7,304	$214	2.9%
Recent acquisitions and sold properties	2,457	1,162	1,295	111.4
Total property operating expenses	$9,975	$8,466	$1,509	17.8%
Total operating expenses	$17,547	$14,977	$2,570	17.2%
Real estate taxes at comparable properties increased by $227 for the three months ended September 30, 2020 as compared to the same period in 2019. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases. The overall increase is primarily related to a reassessment at The District at Howell Mill resulting in higher real estate tax expense of $255, during the three months ended September 30, 2020.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $214 for the three months ended September 30, 2020 as compared to the same period in 2019. The primary increase occurred within our apartment segment where turnover costs and various other costs related to COVID-19 increased during the three months ended September 30, 2020 as compared to the same period in 2019.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ Change	% Change
Property general and administrative	$728	$497	$231	46.5%
Advisor fees	6,192	5,956	236	4.0
Company level expenses	693	1,057	(364)	(34.4)
Depreciation and amortization	18,830	18,232	598	3.3
Interest expense	8,391	8,902	(511)	(5.7)
Loss (income) from unconsolidated affiliates and fund investments	3,289	(221)	3,510	(1,588.2)
Loss on disposition of property and extinguishment of debt, net	3,480	236	3,244	1,374.6
Total expenses	$41,603	$34,659	$6,944	20.0%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased during the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to timing and increase in professional services, banking fees and state taxes.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $236 for the three months ended September 30, 2020 as compared to the same period of 2019 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. The decrease of $364 in company level expenses for the three months ended September 30, 2020 is primarily related to decrease in legal fees and timing of stock compensation.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $598 in depreciation and amortization expense for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily related to the acquisition of new properties.
Interest expense decreased by $511 for the three months ended September 30, 2020 as compared to the same period in 2019 primarily as a result of a $1,263 decrease in the fair value of our interest rate swaps during the three months ended September 30, 2020 as compared to the same period of 2019. This decrease was offset by approximately $828 of increased interest expense from increased borrowings on our Credit Facility.
Loss (income) from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended September 30, 2020, we recorded a $2,648 decrease in the fair value of our investment in the NYC Retail Portfolio related to the impact COVID-19 had on the investment as compared to an $510 increase in the fair value during the same period of 2019.
Loss on disposition of property and extinguishment of debt, net increased due to a $3,480 loss on early payoff of the mortgage notes payable related to The Penfield, of which $2,022 related to the write-off of assumed debt discount value, which occurred during the three months ended September 30, 2020.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019
Revenues
The following chart sets forth revenues by reportable segment, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ Change	% Change
Revenues:
Rental revenue
Apartment	$37,881	$38,200	$(319)	(0.8)%
Industrial	30,108	30,052	56	0.2
Office	10,517	10,350	167	1.6
Retail	31,965	33,883	(1,918)	(5.7)
Other	218	239	(21)	(8.8)
Comparable properties total	$110,689	$112,724	$(2,035)	(1.8)%
Recent acquisitions and sold properties	28,681	8,763	19,918	227.3
Total rental revenue	$139,370	$121,487	$17,883	14.7%

Other revenue
Apartment	$2,090	$2,206	$(116)	(5.3)%
Industrial	215	369	(154)	(41.7)
Office	68	48	20	41.7
Retail	449	650	(201)	(30.9)
Other	904	1,749	(845)	(48.3)
Comparable properties total	$3,726	$5,022	$(1,296)	(25.8)%
Recent acquisitions and sold properties	1,517	281	1,236	439.9
Total other revenue	$5,243	$5,303	$(60)	(1.1)%
Total revenues	$144,613	$126,790	$17,823	14.1%
Rental revenue at comparable properties decreased by $2,035 for the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease of $1,918 within our retail segment was primarily related to a reduction in rental revenue due to uncertainty of collectibility from tenants experiencing a decrease in operations from COVID-19. The decrease of $319 within the apartment segment was primarily related to a reduction in rental rates as well as lower rental revenue due to uncertainty of collectibility from tenants during the nine months ended September 30, 2020 as compared to the same period of 2019.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties decreased by $1,296 for the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease is primarily related to approximately $845 of lower parking revenue at our parking garage in Miami as a result of reduced travel and shelter in place orders within the city of Miami. The decreases in industrial and retail are primarily related to lease termination fees received at Pinole Point Distribution Center in the amount of $350, Skokie Commons of $282 and Silverstone Marketplace of $105 during the nine months ended September 30, 2019, which did not occur during the same period of 2020.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$7,523	$7,234	$289	4.0%
Industrial	5,034	4,895	139	2.8
Office	1,047	994	53	5.3
Retail	4,272	3,827	445	11.6
Other	265	346	(81)	(23.4)
Comparable properties total	$18,141	$17,296	$845	4.9%
Recent acquisitions and sold properties	4,278	1,051	3,227	307.0
Total real estate taxes	$22,419	$18,347	$4,072	22.2%

Property operating expenses
Apartment	$11,438	$11,199	$239	2.1%
Industrial	2,356	2,302	54	2.3
Office	1,485	1,508	(23)	(1.5)
Retail	5,210	5,301	(91)	(1.7)
Other	534	550	(16)	(2.9)
Comparable properties total	$21,023	$20,860	$163	0.8%
Recent acquisitions and sold properties	6,531	2,032	4,499	221.4
Total property operating expenses	$27,554	$22,892	$4,662	20.4%
Total operating expenses	$49,973	$41,239	$8,734	21.2%
Real estate taxes at comparable properties increased by $845 for the nine months ended September 30, 2020 as compared to the same period in 2019. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties were in line with the prior year.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ Change	% Change
Property general and administrative	$3,609	$1,230	$2,379	193.4%
Advisor fees	19,049	16,730	2,319	13.9
Company level expenses	2,241	2,476	(235)	(9.5)
Depreciation and amortization	56,450	48,025	8,425	17.5
Interest expense	32,191	29,085	3,106	10.7
Income from unconsolidated affiliates and fund investments	16,186	(4,057)	20,243	(499.0)
Loss (gain) on disposition of property and extinguishment of debt, net	1,772	(106,872)	108,644	(101.7)
Total expenses (income)	$131,498	$(13,383)	$144,881	(1,083)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased for the nine months ended September 30, 2020 as compared to the same period in 2019 due to expenses incurred for unsuccessful acquisitions.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $2,319 for the nine months ended September 30, 2020 as compared to the same period of 2019 is related to the increase in our NAV attributable to capital raised over the past year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $235 for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily related to timing of professional service fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense for the nine months ended September 30, 2020 as compared to the same period in 2019 increased as additional expense from acquisitions offset lower expenses from property dispositions.
Interest expense increased by $3,106 for the nine months ended September 30, 2020 as compared to the same period in 2019 as a result of unrealized losses on our interest rate swaps in addition to an increase in interest expense from increased borrowings on our Credit Facility and mortgage notes obtained on our recent acquisitions.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the nine months ended September 30, 2020, we recorded a $14,737 decrease in the fair value in the NYC Retail Portfolio as compared to a $1,845 increase in the fair value and no distributions of income during the same period of 2019. Also contributing was a decrease in income from Pioneer Tower and Chicago Parking Garage of approximately $1,825 and $571, due to lower revenue recognized due to uncertainty of collectibility from tenants as well as decreased parking revenue resulting from reduced travel and shelter in place orders in the cities of Portland and Chicago.
Loss (gain) on disposition of property and extinguishment of debt, net of $1,772 relates to the sale of 24823 Anza Drive and early payoff of the mortgage notes payable on Townlake of Coppell and The Penfield. The gain on disposition of property and extinguishment of debt in 2019 related to the property sale and payoff the mortgage note for 111 Sutter Street.

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
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to Jones Lang LaSalle Income Property Trust, Inc. to NAREIT FFO for the periods presented:

Reconciliation of GAAP net (loss) income to NAREIT FFO	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$(10,122)	$(4,882)	$(36,875)	$98,891
Real estate depreciation and amortization (1)	21,122	20,322	63,211	54,471
Gain on disposition of property and unrealized loss (gain) on investment in unconsolidated real estate affiliate (1)	2,648	510	13,090	(108,949)
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$13,648	$15,950	$39,426	$44,413
Weighted average shares outstanding, basic and diluted	169,289,415	154,940,895	170,707,171	146,953,945
NAREIT FFO per share, basic and diluted	$0.08	$0.10	$0.23	$0.30
________

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$13,648	$15,950	$39,426	$44,413
Straight-line rental income (1)	(748)	(1,080)	(919)	(2,387)
Amortization of above- and below-market leases (1)	(674)	(802)	(2,032)	(2,192)
Amortization of net discount on assumed debt (1)	(27)	(14)	(81)	118
Loss (gain) on derivative instruments and extinguishment or modification of debt (1)	2,516	1,354	8,820	7,265
Adjustment for investment accounted for under the fair value option (2)	153	17	1,528	695
Acquisition expenses	33	—	2,114	—
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$14,901	$15,425	$48,856	$47,912
Weighted average shares outstanding, basic and diluted	169,289,415	154,940,895	170,707,171	146,953,945
AFFO per share, basic and diluted	$0.09	$0.10	$0.29	$0.33
________

(1)	Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

(2)	Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.

NAV as of September 30, 2020
The following table provides a breakdown of the major components of our NAV as of September 30, 2020:

	September 30, 2020
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,493,506	$598,255	$160,927	$497,681	$82,911	$2,833,280
Debt	(498,533)	(199,698)	(53,717)	(166,126)	(27,676)	(945,750)
Other assets and liabilities, net	38,063	15,247	4,101	12,684	2,113	72,208
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,033,036	$413,804	$111,311	$344,239	$57,348	$1,959,738
Number of outstanding shares	89,377,739	35,736,129	9,604,614	29,715,005	4,957,915
NAV per share	$11.56	$11.58	$11.59	$11.58	$11.57
________

(1)	The value of our real estate investments was greater than the historical cost by 3.3% as of September 30, 2020.
The following table provides a breakdown of the major components of our NAV as of December 31, 2019:

	December 31, 2019
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,552,723	$689,964	$197,282	$399,430	$87,543	$2,926,942
Debt	(509,806)	(226,536)	(64,774)	(131,145)	(28,743)	(961,004)
Other assets and liabilities, net	32,375	14,386	4,114	8,328	1,825	61,028
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,075,292	$477,814	$136,622	$276,613	$60,625	$2,026,966
Number of outstanding shares	88,007,721	39,036,770	11,153,567	22,589,599	4,957,915
NAV per share	$12.22	$12.24	$12.25	$12.25	$12.23
________

(1)	The value of our real estate investments was greater than the historical cost by 5.9% as of December 31, 2019.
The decrease in NAV per share from December 31, 2019 to September 30, 2020, was related to a net decrease of 2.6% in the value of our portfolio. Property operations for the nine months ended September 30, 2020 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of September 30, 2020:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.18%	5.53%	5.72%	5.58%	6.25%	5.48%
Discount rate/internal rate of return (IRR)	6.44	6.13	6.50	6.37	7.89	6.36
Annual market rent growth rate	2.99	2.89	2.83	2.50	3.13	2.81
Holding period (years)	10.00	10.00	10.00	10.00	22.60	10.14
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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		September 30, 2020	December 31, 2019
Discount Rate - weighted average	0.25% increase	(1.9)%	(2.0)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.8)	(2.8)
Annual market rent growth rate - weighted average	0.25% decrease	(1.4)	(1.5)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $45,162 and $21,360 higher than the carrying values at September 30, 2020 and December 31, 2019, respectively. The NAV per share would have decreased by $0.26 and $0.19 per share at September 30, 2020 and December 31, 2019, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and will be recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of September 30, 2020 and December 31, 2019 were $102,645 and $93,450, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

September 30, 2020
Stockholders' equity under GAAP	$1,418,792
Adjustments:
Accrued dealer manager fees (1)	100,076
Organization and offering costs (2)	222
Unrealized real estate appreciation (3)	82,699
Accumulated depreciation, amortization and other (4)	357,949
NAV	$1,959,738
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

(4)
We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV. Additionally, we make other fair value adjustments to our NAV to account for differences with historical cost GAAP; an example would be straight-line rent revenue.

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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Line of Credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Proceeds from our private offering
•	Other Company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures	•	Sales of beneficial interests in the DST Program
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ Change
Net cash provided by operating activities	$51,558	$50,225	$1,333
Net cash used in investing activities	(107,692)	(180,149)	72,457
Net cash provided by financing activities	30,157	153,001	(122,844)
Net cash provided by operating activities increased by $1,333 for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase in cash from operating activities is primarily due to cash provided from recent acquired properties and is partially offset by decreases in the operating distributions received from our unconsolidated joint ventures as well as lower cash receipts from our retail segment.
Net cash used in investing activities decreased by $72,457 for the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease was primarily related to fewer acquisitions made during the nine months ended September 30, 2020 as compared to the same period in 2019, offset partially by the cash received from the sale of 111 Sutter Street in the first quarter of 2019.
Net cash provided by financing activities decreased by $122,844 for the nine months ended September 30, 2020 as compared to the same period in 2019. The change is primarily related to an increase in stock repurchases of $147,457 and a decrease in cash received from stock issuance of $55,737 during the nine months ended September 30, 2020 as compared to the same period in 2019. This is offset by an increase in net debt proceeds totaling $92,457 during the nine months ended September 30, 2020 as compared to the same period in 2019 resulting from draws on our Credit Facility in 2020.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at September 30, 2020 and December 31, 2019:

	Consolidated Debt
	September 30, 2020		December 31, 2019
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$841,012	3.66%	$843,135	3.64%
Variable	50,000	1.55	—	—
Total	$891,012	3.54%	$843,135	3.64%
Covenants
At September 30, 2020, we were in compliance with all debt covenants.
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

Off Balance Sheet Arrangements
At September 30, 2020, we had approximately $110 in an outstanding letter of credit that is not reflected on our balance sheet. We have no other off balance sheet arrangements.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of September 30, 2020, we had consolidated debt of $891,012. Including the $3,309 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $887,703 at September 30, 2020. We also entered into interest rate swap agreements on $212,800 of debt, which cap the LIBOR rate at between 1.0% and 2.6%.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2020, the fair value of our consolidated debt was estimated to be $33,303 higher than the carrying value of $891,012. If treasury rates were 0.25% higher at September 30, 2020, the fair value of our consolidated debt would have been $24,013 higher than the carrying value. A 0.25% movement in the interest rate on the $50,000 of variable-rate debt would have resulted in a $125 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

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
During the three months ended September 30, 2020, we repurchased 3,882,050 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2020	1,291,135	$11.64	1,291,135	—
August 1 - August 31, 2020	1,391,033	11.64	1,391,033	—
September 1 - September 30, 2020	1,199,882	11.65	1,199,882	—
Total	3,882,050	$11.64	3,882,050	—
________
(1)     Repurchases are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended September 30, 2020.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 6, 2020	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 6, 2020	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer