Form 10-K
period 2020-12-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2021-03-12
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued it audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the 89,787,077 shares of Class A common stock, 36,230,169 shares of Class M common stock, 9,779,515 shares of Class A-I common stock, 29,175,700 shares of Class M-I common stock and 4,957,915 shares of Class D common stock held by non-affiliates of the registrant was $1,041,530, $421,357, $113,834, $339,313, and $57,561 for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively, based upon the last net asset value of $11.60, $11.63, $11.64, $11.63 and $11.61 per share for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively.
As of March 12, 2021, there were 89,859,661 shares of Class A common stock, 34,949,082 shares of Class M common stock, 9,646,342 shares of Class A-I common stock, 35,213,695 shares of Class M-I common stock and 7,513,281 shares of Class D common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

Risk Factor Summary

We are subject to numerous risks and uncertainties (many of which may be amplified by the COVID-19 outbreak), that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Item 1A. Risk Factors” in this Form 10-K.

Risks Related to an Investment in Our Shares
•There is no public trading market for shares of our common stock; therefore, the ability of our stockholders to dispose of their shares will likely be limited to the repurchase of shares by us which generally will not be available during the first year after the purchase. If stockholders do sell their shares to us, they may receive less than the price paid.
•Our ability to repurchase shares may be limited, and our board of directors may modify or suspend our share repurchase plan at any time.
•We have a history of operating losses and cannot assure you that we will sustain profitability.
•The availability, timing and amount of cash distributions to you is uncertain.
•Your overall return may be reduced if we pay distributions from sources other than our cash from operations.
•Your purchase price may be more or less than the actual NAV if our NAV is incorrectly calculated.
•Our NAV per share may suddenly change if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
•The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

Risks Related to Conflicts of Interest
•Our Advisor will face a conflict of interest with respect to the allocation of investment opportunities and competition for tenants between us and other real estate programs that it advises.
•Our Advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, for which our Advisor is ultimately responsible.
•Our Advisor’s management personnel face conflicts of interest relating to time management and there can be no assurance that our Advisor’s management personnel will devote adequate time to our business activities or that our Advisor will be able to hire adequate additional employees.

Risks Related to Adverse Changes in General Economic Conditions
•Changes in economic and capital markets conditions, including periods of generally deteriorating real estate industry fundamentals, may significantly affect our results of operations and returns to our stockholders.
•Any market deterioration may cause the value of our real estate investments to decline.
•Inflation or deflation may adversely affect our financial condition and results of operations.
•The continuing spread of COVID-19 may adversely affect our investments and operations.

Risks Related to Our General Business Operations and Our Corporate Structure
•We depend on our Advisor and the key personnel of our Advisor and we may not be able to secure suitable replacements in the event that we fail to retain their services.
•Our Advisor’s inability to retain the services of key real estate professionals could negatively impact our performance.
•We may change our investment and operational policies without stockholder consent.
Risks Related to Investments in Real Property
•We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant tenants, could adversely affect the income produced by our properties, which may harm our operating performance, thereby limiting our ability to pay distributions to our stockholders.
•Our revenues will be significantly influenced by the economies and other conditions of the apartment, industrial, office, retail and other markets in general and the specific geographic markets in which we operate where we have high concentrations of these types of properties.
•Our operating results are affected by economic and regulatory changes that impact the real estate market in general.
•Our retail properties may decline in rental revenue and/or occupancy as a result of co-tenancy provisions contained in certain tenant’s leases.
•We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results.
•Competition in acquiring properties may reduce our profitability and the return on your investment.

Risks Related to Investments in Real Estate-Related Assets
•Our investments in real estate-related assets will be subject to the risks related to the underlying real estate.
•The real estate-related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.
•The value of the real estate-related securities that we may invest in may be volatile.
•We may invest in mezzanine debt, which is subject to greater risks of loss than senior loans secured by real properties, and may result in losses to us.
•We expect a portion of our securities portfolio to be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
•Interest rate and related risks may cause the value of our real estate-related assets to be reduced.

Risks Related to Debt Financing
•We have incurred and are likely to continue to incur mortgage or other indebtedness, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of your investment.
•Renewed uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, or at all, which could reduce the number of properties we may be able to acquire and the amount of cash distributions we can make to our stockholders.
•Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to pay distributions to our stockholders.
•If we draw on our line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
•Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.

Federal Income Tax Risks
•Failure to qualify as a REIT would have significant adverse consequences to us.
•To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
•Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.
•We may be subject to tax liabilities that reduce our cash flow and our ability to pay distributions to you even if we qualify as a REIT for federal income tax purposes.
•Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

General Risk Factors
•Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our ability to achieve our investment objectives.
•The phase-out of LIBOR could affect interest rates for our Term Loans and interest rate cap and swap arrangements.
•Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2020, we owned interests in a total of 82 properties, located in 21 states.
We own, and plan to continue to own, all or substantially all of our assets through JLLIPT Holdings LP, a Delaware limited partnership (our “operating partnership”), of which we are the initial limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary is the sole general partner. The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). This structure is intended to facilitate tax deferred contributions of properties to our operating partnership in exchange for limited partnership interests in our operating partnership. A transfer of property directly to a REIT in exchange for shares of common stock of a REIT is generally a taxable transaction to the transferring property owner. In an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of their property may transfer the property to our operating partnership in exchange for limited partnership interests in our operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of December 31, 2020, we have raised aggregate proceeds from the issuance of OP Units to third parties in our operating partnership of $14,242, or approximately 0.7% of our operating partnership, and we owned directly or indirectly 99.3% of the OP Units of our operating partnership.
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
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We reserve the right to terminate the Second Extended Public Offering at any time and to extend the Second Extended Public Offering term to the extent permissible under applicable law. As of December 31, 2020, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $873,375.
On March 3, 2015, we commenced a private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2020, we have raised aggregate gross proceeds from the sale of shares of our Class D shares in our Follow-on Private Offering of $68,188.
On October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2020, we have raised approximately $164,000 of aggregate gross proceeds from our DST Program.

As of December 31, 2020, 89,671,096 shares of Class A common stock, 35,612,156 shares of Class M common stock, 9,616,299 shares of Class A-I common stock, 33,247,001 shares of Class M-I common stock, and 4,957,915 shares of Class D common stock were outstanding and held by a total of 17,646 stockholders.
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
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2020, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $29,303.
INVESTMENT OBJECTIVES AND STRATEGY
Investment Objectives

Our primary investment objectives are:

•to generate an attractive level of current income for distribution to our stockholders;

•to preserve and protect our stockholders' capital investments;

•to achieve appreciation of our NAV over time; and

•to enable stockholders to utilize real estate as an asset class in diversified, long-term investment portfolios.

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
We believe that our broadly diversified portfolio will benefit our stockholders by providing:

•diversification of sources of income;

•access to attractive real estate opportunities currently in the United States and, over time, around the world;
    and

•exposure to a return profile that should have lower correlations with other investments.
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
We intend to use financial leverage to provide additional funds to support our investment activities. We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets) of between approximately 30% and 50%. Our Company leverage ratio was 33% at December 31, 2020 and 2019. We intend to continue to use portions of the proceeds from our offerings to retire certain borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets, other than intangibles, valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are currently in compliance with the charter limitations on our indebtedness.
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

Disposition Policies

We anticipate that we will hold most of our properties for an extended period. However, we may determine to sell a property before the end of its anticipated holding period. We will monitor each investment within the portfolio and the overall portfolio composition for appropriateness in meeting our investment objectives. Our Advisor may determine to sell a property if:

•an opportunity has arisen to enhance overall investment returns by reallocating capital;

•there are diversification benefits associated with disposing of the property and rebalancing our investment portfolio;

•in the judgment of our Advisor, the value of the property might decline or underperform as compared to our investment strategy;

•an opportunity has arisen to pursue a more attractive investment;

•the property was acquired as part of a portfolio acquisition and does not meet our investment guidelines;

•there exists a need to generate liquidity to satisfy repurchase requests, to pay distributions to our stockholders or for working capital; or

•in the judgment of our Advisor, the sale of the property is in the best interests of our stockholders.
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

Cash, Cash Equivalents and Other Short-Term Investments

We may invest up to 15% of our assets in cash, cash equivalents and other short-term investments. These types of investments may include the following, to the extent consistent with our qualification as a REIT:
•money market instruments, cash and other cash equivalents (such as high-quality short-term debt instruments, including commercial paper, certificates of deposit, bankers' acceptances, repurchase agreements, interest- bearing time deposits and credit rated corporate debt securities);

•U.S. government or government agency securities; and

•credit rated corporate debt or asset-backed securities of U.S. or foreign entities, or credit rated debt securities of foreign governments or multi-national organizations.

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

GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2020:

	Real Estate Portfolio
	Number of Properties	Net Rentable Square Feet	Estimated Percent of Fair Value
South	20	5,578,400	26%
West	30	4,440,000	41
East	17	3,547,000	19
Midwest	15	3,089,000	14
Total	82	16,654,400	100%
The following charts sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2020, 2019 and 2018:

DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during the years ending December 31, 2020, 2019 and 2018 were as follows:

	For the year ended December 31,
	2020	2019	2018
Office
Amazon(1)	31%	45%	30%
Summit Medical Group	10%	15%	12%
Sugar Publishing (2)	—%	3%	11%
________
(1)    Amazon, including Whole Foods, also accounted for 6%, 4%, and 4% of the consolidated revenues in the retail segment in 2020, 2019 and 2018, respectively, and 5%, 5% and 6% of the consolidated revenues in the industrial segment in 2020, 2019 and 2018, respectively.
(2)     The property leased to this tenant was sold on February 7, 2019.
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

Apartment Properties

Apartment properties are generally defined as having five or more dwelling units that are part of a single complex and offered for rental use as opposed to detached single-family residential properties. There are three main types of apartment properties: garden-style (mostly two to four-story apartments), mid-rise and high-rise. Apartments generally have the lowest vacancy rates of any property type, with the better performing properties typically located in markets or locations with strong employment and demographic dynamics. We plan to invest in apartment properties that are located in or near employment centers with favorable potential for employment growth and conveniently situated with access to transportation and retail and service amenities. Traditional apartment properties are generally leased by apartment unit to individual tenants for one year terms.

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
HUMAN CAPITAL
We have no paid employees. The employees of our Advisor or its affiliates provide management, acquisition, advisory and certain other administrative services for us.
On November 4, 2014, as contemplated in our Advisory Agreement, we agreed to reimburse LaSalle for a portion of certain of our executive officers’ compensation associated with work performed on the First Extended Public Offering prior to the effective date. Under this arrangement a total of $125 was reimbursed over a three-year period beginning on January 16, 2015.

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
To date, all of the distributions we have paid to stockholders have been funded through a combination of cash flows from our operations and investing activities. We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from investing activities such as sales of real estate investments or interests in joint ventures. We may also choose to use financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of our public and private offerings or other sources to fund distributions to our stockholders. For the year ended December 31, 2020, 61% and 39% of our distributions were funded from operations and investing activities, respectively. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, our expenses are greater than expected or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investment in our shares of common stock.
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
Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence our Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement;
•the decision to adjust the value of our real estate portfolio or the value of certain portions of our portfolio of other real estate-related assets, or the calculation of our NAV;
•public offerings of equity by us, which may result in increased advisory fees of the Advisor;
•competition for tenants from affiliated programs that own properties in the same geographic area as us;
•whether to sell interests in certain of our real properties through the DST Program and to select which properties to be sold through the DST Program; and
•asset sales, which may allow LaSalle or its affiliates to earn disposition fees and commissions.

We currently have, and may enter into additional, agreements with subsidiaries of our Sponsor to perform certain services for our real estate portfolio.
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
If the current economic or real estate environment were to worsen in the markets where our properties are located, our NAV per share of our common stock may experience more volatility or decline as a result. The fallout from the ongoing COVID-19 pandemic is uncertain and may have a significant negative impact on the real estate market. Volatility in the fair value and operating performance of commercial real estate has made estimating cash flows from our real estate investments difficult, since such estimates are dependent upon our judgment regarding numerous factors, including, but not limited to, current and potential future refinancing availability, fluctuations in regional or local real estate values and fluctuations in regional or local rental or occupancy rates, real estate tax rates and other operating expenses.
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
The continuing spread of COVID-19 may adversely affect our investments and operations.
The World Health Organization declared COVID-19 a pandemic, the Health and Human Services Secretary declared a public health emergency in the United States in response to the outbreak and the President of the United States declared the COVID-19 outbreak a national emergency. Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. COVID-19 is expected to result in a world-wide economic downturn that will lead to corporate bankruptcies in the most affected industries and has already led to a substantial increase in unemployment.
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
Although the U.S. Food and Drug Administration has approved certain therapies and three vaccines for emergency use and distribution to certain groups of individuals as of the date of this report, the initial rollout of vaccine distribution has encountered significant delays, and there remain uncertainties as to the amount of vaccine available for distribution, the logistics of implementing a national vaccine program, and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines, if any, remains unknown. Until such therapies and vaccines are widely available and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn or a recession at a global scale, which could materially affect our or our tenants’ performance, financial condition, results of operations, and cash flows.
The economic downturn resulting from COVID-19 could negatively impact our investments and operations, as well as our ability to make distributions to stockholders. The extent to which COVID-19 impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat it, including the availability of effective therapies among others.

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
Under Delaware law, the general partner of a Delaware limited partnership has fiduciary duties of care and loyalty, and an obligation of good faith, to the partnership and its partners. While these duties and obligations cannot be eliminated entirely in the limited partnership agreement, Delaware law permits the parties to a limited partnership agreement to specify certain types or categories of activities that do not violate the general partner’s duty of loyalty and to modify the duty of care and obligation of good faith, so long as such modifications are not unreasonable. These duties as general partner of our operating partnership to the partnership and its partners may come into conflict with the interests of our company. Under the partnership agreement of our operating partnership, upon the admission of a person other than one of our subsidiaries as a limited partner in our operating partnership, the limited partners of our operating partnership expressly agree that the general partner of our operating partnership is acting for the benefit of our operating partnership itself and our stockholders, collectively. The general partner is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause our operating partnership to take or decline to take any actions. If there is a conflict between the interests of us or our stockholders, on the one hand, and the interests of the limited partners of our operating partnership other than us or our subsidiaries, on the other, that cannot be resolved in a manner not adverse to either, the partnership agreement provides that such conflict will be resolved in favor of our stockholders and the general partner will not be liable for losses sustained by the limited partners in connection with such decisions provided the general partner acted in good faith. Additionally, the partnership agreement of our operating partnership expressly limits our liability by providing that we and our directors, officers, agents and employees, will not be liable or accountable to our operating partnership or its partners for money damages. In addition, our operating partnership is required to indemnify us, our directors, officers and employees, the general partner and its trustees, officers and employees, employees of our operating partnership and any other persons whom the general partner may designate from and against any and all claims arising from operations of our operating partnership in which any indemnitee may be involved, or is threatened to be involved, as a party or otherwise unless it is established that the act or omission of the indemnitee constituted fraud, intentional harm or gross negligence on the part of the indemnitee, the claim is brought by the indemnitee (other than to enforce the indemnitee’s rights to indemnification or advance of expenses) or the indemnitee is found to be liable to our operating partnership, and then only with respect to each such claim. The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

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
Following a one-year holding period, the holders of operating partnership units (other than us and the general partner) generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. An election to redeem operating partnership units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ repurchase requests under our share repurchase program.
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
In connection with our DST Program, we may own beneficial interests in Delaware statutory trusts owning DST Properties that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements, and in some cases the financing documents, used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.
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
•prohibitions on transactions with affiliates; and
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
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
As of December 31, 2020, our diversification of current fair value of our consolidated properties by property type consisted of 32% in the apartment property sector, 32% in the industrial property sector, 12% in the office property sector, 23% in the retail property sector and 1% in the other property sector. As of December 31, 2020, we also owned an interest in unconsolidated properties in the office, retail and other property sectors. Because our portfolio consists primarily of apartment, industrial, office, retail and other properties, we are subject to risks inherent in investments in these property types and including the risk that e-commerce poses to retail. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.

Additionally, as of December 31, 2020, approximately 43% and 25% of the current fair value of our consolidated properties was geographically concentrated in the western and southern United States, respectively. Moreover, our properties located in California, Texas, Illinois and Arizona accounted for approximately 19%, 15%, 10% and 10% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office, retail, industrial or apartment properties, industry slowdowns, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office, retail, industrial or apartment space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.
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
Real estate historically has experienced significant fluctuations and cycles in value that have resulted in reductions in the value of real estate-related investments. Real estate will continue to be subject to such fluctuations and cycles in value in the future that may negatively impact the value of our investments. The marketability and value of our investments will depend on many factors beyond our control. The ultimate performance of our investments will be subject to the varying degrees of risk generally incident to the ownership and operation of the underlying real properties. The ultimate value of our investment in the underlying real properties depends upon our ability to operate the real properties in a manner sufficient to maintain or increase revenues in excess of operating expenses and debt service. Revenues and the values of our properties may be adversely affected by:
•changes in national or international economic conditions;
•the cyclicality of real estate;
•changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;
•the financial condition of tenants, buyers and sellers of properties;
•acts of God, earthquakes, hurricanes, climate change and other natural disasters, acts of war, acts of terrorism (any of which may result in uninsured losses), epidemics and pandemics such as the COVID-19 pandemic;
•competition from other properties offering the same or similar services;
•changes in interest rates and in the availability, cost and terms of mortgage debt;
•access to capital;
•the impact of present or future environmental legislation and compliance with environmental laws;
•the ongoing need for capital improvements (particularly in older structures);
•changes in real estate tax rates and other operating expenses;
•adverse changes in governmental rules and fiscal policies;
•civil unrest;
•adverse changes in zoning laws; and
•other factors that are beyond our control or the control of the real property owners.
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
Leases (excluding our apartment properties) representing approximately 4% and 8% of the annualized minimum base rent from our consolidated properties, as of December 31, 2020, were scheduled to expire in 2021 and 2022, respectively. Because we compete with a number of other developers, owners and managers of office, retail, industrial and apartment properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, historic economic turmoil led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who purchase properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.
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
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2020, we had interests in six joint ventures that collectively own 13 properties across the United States accounting for 11% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.

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

Consequences of climate change and related regulations could impact our properties and financial performance.
The impact of climate change presents a significant risk. Damage to our properties caused by extreme weather events linked to climate change is becoming more evident, highlighting the fragility of global infrastructure. In addition, the adoption of regulations at the federal, state and local levels designed to address climate change will present additional risks of compliance as more markets move toward carbon neutral goals.
We anticipate the potential effects of climate change will increasingly impact the decisions and analysis our Advisor makes with respect to buying and selling properties, since climate change considerations can impact the relative desirability of locations and the cost of operating and insuring acquired properties. Future legislation that requires specific performance levels for building operations could make non-compliant buildings obsolete, which could materially affect investments we make.
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
We do not own any properties located outside the United States as of December 31, 2020 but may purchase investments located outside the United States, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:

•the burden of complying with a wide variety of foreign laws;
•changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;
•existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;
•the potential for expropriation;
•possible currency transfer restrictions;
•imposition of adverse or confiscatory taxes;
•changes in real estate and other tax rates and changes in other operating expenses in particular countries;
•possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;
•adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;
•general political and economic instability in certain regions;
•the potential difficulty of enforcing obligations in other countries; and
•our limited experience and expertise in foreign countries relative to our experience and expertise in the United States.
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
As of December 31, 2020, we had total outstanding indebtedness of $868,102. Our Company leverage ratio, calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets, was 33% as of December 31, 2020 and 2019. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to acquire the property secured by the mortgage loan, acquire additional properties or pay down other debt. We may also use our line of credit as a flexible borrowing source to cover short-term capital needs, for new property acquisitions and for working capital.
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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2020, we had $771,043 in aggregate outstanding mortgage notes payable, which had maturity dates through January 1, 2031.
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
We are organized and operated in a manner intended to qualify to be taxed as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2004. REIT qualification requires ongoing satisfaction of various requirements regarding our organization, the nature of our gross income and assets and the amount of dividends we distribute. In addition, future legislative, judicial or administrative changes to the federal income tax laws, which could be applied retroactively, could result in our disqualification as a REIT. If the Internal Revenue Service (the "IRS") determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved and our NAV because:

•we would be subject to federal and applicable state and local corporate income taxation on our taxable income;
•we would not be permitted to take a deduction for dividends paid to stockholders in computing our taxable income; and
•we could not re-elect to be taxed as a REIT for four taxable years following the year during which we were disqualified (unless we were entitled to relief under applicable statutory provisions).

In addition, if we do not qualify as a REIT, we will not be required to pay distributions to stockholders. As a result of all these factors, our failure to qualify as a REIT also could hinder our ability to raise capital and grow our business.
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To maintain our status as a REIT, we generally must distribute annually to our stockholders dividends equal to a minimum of 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain. We will be subject to regular corporate income taxes on any undistributed REIT taxable income, including undistributed net capital gain each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to pay distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.
To maintain our status as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to pay distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.
Compliance with REIT requirements may force us to liquidate otherwise attractive investments.
To maintain our status as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than securities that are qualifying assets for purposes of the 75% asset test and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than securities that are qualifying assets for purposes of the 75% asset test and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Finally, no more than 25% of our assets may consist of debt instruments that are issued by "publicly offered REITs" and would not otherwise be treated as qualifying real estate assets. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
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
We may be subject to federal and state taxes on our income or property even if we qualify as a REIT for federal income tax purposes, including, but not limited to, situations such as those described below:
•in order to maintain our status as a REIT, we are required to distribute as dividends annually at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income, including undistributed net capital gains;
•we will be required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions we make to our stockholders in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years;
•if we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be required to pay a tax on that income at the highest corporate income tax rate; and
•any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business would be subject to the 100% “prohibited transaction” tax unless we qualify for a safe harbor exception.

Restrictions on the deduction of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.

Section 163(j) of the Code, as amended by the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” The CARES Act increases the 30% limitation to 50% for taxable years beginning in 2019 or 2020 and permits an entity to elect to use its 2019 adjusted taxable income to calculate the applicable limitation for its 2020 taxable year. Unless a partner elects otherwise, 50% of its share of a partnership’s “excess business interest” for its 2019 taxable year will be treated as paid by the partner in its 2020 taxable year and will not be subject to any limitation. A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which it invests that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
The publication of LIBOR rates may be discontinued by 2022. We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations and Revenue Procedure 2020-44 would treat certain modifications that would be taxable events under current law as non-taxable events. Such guidance does not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
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
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:
•the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•the investment will not impair the liquidity of the trust, plan or IRA;
•the investment will not produce “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
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

General Risk Factors
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
The IRS has issued significant guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and technical corrections legislation may adversely affect us or our stockholders. On March 27, 2020, federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act made technical corrections to, or modified on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act, and it is possible that additional such legislation may be enacted in the future. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible.
We urge you to consult with your own tax advisor with respect to the impact of the Tax Cuts and Jobs Act, the legislation enacted to address the economic impact of the COVID-19 pandemic and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
DESCRIPTION OF REAL ESTATE
Our investments in real estate assets as of December 31, 2020 consisted of interests in wholly-owned properties and six joint ventures. The following table sets forth information with respect to our real estate assets by segment as of December 31, 2020. We own a fee simple interest in all properties unless otherwise noted.

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette(1)	Lafayette, LA	100%	2007	January 15, 2008	207,000	73%
Townlake of Coppell(2)	Coppell, TX	100	1986	May 22, 2015	351,000	95
AQ Rittenhouse	Philadelphia, PA	100	2015	July 30, 2015	92,000	90
Lane Parke Apartments	Mountain Brook, AL	100	2014	May 26, 2016	263,000	96
Dylan Point Loma	San Diego, CA	100	2016	August 9, 2016	204,000	95
The Penfield	St. Paul, MN	100	2013	September 22, 2016	245,000	94
180 North Jefferson	Chicago, IL	100	2004	December 1, 2016	217,000	94
Jory Trail at the Grove	Wilsonville, OR	100	2012	July 14, 2017	315,000	97
The Reserve at Johns Creek	Johns Creek, GA	100	2007	July 28, 2017	244,000	97
Villas at Legacy	Plano, TX	100	1999	June 6, 2018	340,000	97
Stonemeadow Farms	Bothell, WA	100	1999	May 13, 2019	228,000	95
Summit at San Marcos	Chandler, AZ	100	2018	July 31, 2019	257,000	96
Presley Uptown(3)	Charlotte, NC	98	2016	September 30, 2019	190,000	92
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	100%	2002	June 30, 2005	409,000	100%
Norfleet Distribution Center	Kansas City, MO	100	2007	February 27, 2007	702,000	100
Suwanee Distribution Center	Suwanee, GA	100	2013	June 28, 2013	559,000	100
South Seattle Distribution Center(4)
3800 1st Avenue South	Seattle, WA	100	1968	December 18, 2013	162,000	50
3844 1st Avenue South	Seattle, WA	100	1949	December 18, 2013	101,000	100
3601 2nd Avenue South	Seattle, WA	100	1980	December 18, 2013	60,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	100	2013	January 22, 2014	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	100	2015	May 31, 2019	145,000	100
Charlotte Distribution Center	Charlotte, NC	100	1991	June 27, 2014	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	441,000	100
4055 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	100	1985	September 30, 2015	31,000	100
1225 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	109,000	100
1300 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	71,000	100
1301 Mittel Drive	Wood Dale, IL	100	1985	September 30, 2015	53,000	100
1350 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	56,000	100
2501 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	198,000	89
2601 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	124,000	100
Tampa Distribution Center	Tampa, FL	100	2009	April 11, 2016	386,000	100
Aurora Distribution Center	Aurora, IL	100	2016	May 19, 2016	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	87,000	100
28145 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	114,000	100
28904 Paine Avenue	Valencia, CA	100	1999	June 29, 2016	117,000	100
24823 Anza Drive	Santa Clarita, CA	100	1988	June 29, 2016	31,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	100	1988	June 29, 2016	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	100	2016	September 8, 2016	225,000	100
6015 Giant Road	Richmond, CA	100	2016	September 8, 2016	252,000	100
6025 Giant Road	Richmond, CA	100	2016	December 29, 2016	41,000	100

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Mason Mill Distribution Center	Buford, GA	100	2016	December 20, 2017	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	100	1991	March 29, 2019	117,000	100
45630 Northport Loop East	Fremont, CA	100	1995	March 29, 2019	120,000	100
Taunton Distribution Center	Taunton, MA	100	2016	August 23, 2019	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	122,000	100
1825 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	89,000	100
Fort Worth Distributiom Center	Fort Worth, TX	100	2020	October 23, 2020	351,000	—
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	100	2020	December 11, 2020	280,000	100
5102 E 500 South	Whitestown, IN	100	2020	December 11, 2020	440,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	100%	2001	August 27, 2004	228,000	100%
140 Park Avenue	Florham Park, NJ	100	2015	December 21, 2015	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	100	2015	April 1, 2016	40,000	97
Genesee Plaza
9333 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	80,000	89
9339 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	81,000	77
Fountainhead Corporate Park	Tempe, AZ	100	1985	February 6, 2020	295,000	89
Retail Segment:
The District at Howell Mill(3)	Atlanta, GA	88%	2006	June 15, 2007	306,000	96%
Grand Lakes Marketplace(3)	Katy, TX	90	2012	September 17, 2013	131,000	75
Oak Grove Plaza	Sachse, TX	100	2003	January 17, 2014	120,000	94
Rancho Temecula Town Center	Temecula, CA	100	2007	June 16, 2014	165,000	99
Skokie Commons	Skokie, IL	100	2015	May 15, 2015	97,000	98
Whitestone Market	Austin, TX	100	2003	September 30, 2015	145,000	97
Maui Mall	Kahului, HI	100	1971	December 22, 2015	235,000	87
Silverstone Marketplace	Scottsdale, AZ	100	2015	July 27, 2016	78,000	90
Kierland Village Center	Scottsdale, AZ	100	2001	September 30, 2016	118,000	93
Timberland Town Center	Beaverton, OR	100	2015	September 30, 2016	92,000	96
Montecito Marketplace	Las Vegas, NV	100	2007	August 8, 2017	190,000	93
Milford Crossing	Milford, Massachusetts	100	2018	January 29, 2020	159,000	98
Other Segment:
South Beach Parking Garage(5)	Miami Beach, FL	100%	2001	January 28, 2014	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage(6)	Chicago, IL	100%	2003	December 23, 2014	167,000	N/A
NYC Retail Portfolio(7)	NY/NJ	14	1996 - 2004	December 8, 2015	1,940,000	89%
Pioneer Tower(8)	Portland, OR	100	1990	June 28, 2016	308,000	67
The Tremont(3)	Burlington, MA	75	2016	July 19, 2018	175,000	94
The Huntington(3)	Burlington, MA	75	2018	July 19, 2018	115,000	96
Siena Suwanee Town Center(9)	Suwanee, GA	100	2018	December 15, 2020	226,000	90
___________

(1)On December 27, 2018, we acquired our joint venture partner's 22% interest in the property.
(2)On December 5, 2019, we acquired our joint venture partner's 10% interest in the property.
(3)We own a majority interest in the joint venture that owns a fee simple interest in this property.
(4)On November 11, 2020, the property was designated as held-for-sale. The property was subsequently sold on January 8, 2021.
(5)The parking garage contains 343 stalls. This property is owned leasehold.
(6)We own a condominium interest in the building that contains a 366 stall parking garage.
(7)We own an approximate 14% interest in a portfolio of 8 urban infill retail properties located in the greater New York City area.
(8)We own a condominium interest in the building that contains a 17 story multi-tenant office property.
(9)We own a condominium interest in the project that contains a 240-unit apartment property.

ACQUISITIONS
2020 Acquisitions
On January 29, 2020, we acquired Milford Crossing, a 159,000 square foot, grocery-anchored retail center located in Milford, Massachusetts, for approximately $42,100. The acquisition was funded with cash on hand.
On February 6, 2020, we acquired Fountainhead Corporate Park, a 295,000 square foot, two-building Class A office portfolio comprised of two six-story buildings located in the Phoenix, Arizona submarket of Tempe for approximately $61,500. The acquisition was funded with cash on hand.
On October 23, 2020, we acquired Fort Worth Distribution Center, a 351,000 square foot industrial distribution center located in Fort Worth, Texas, for approximately $24,050. The acquisition was funded with cash on hand.
On December 11, 2020 we acquired Whitestown Distribution Center, a two-building, 720,000 square foot distribution center located in Whitestown, Indiana for approximately $62,300. The acquisition was funded with cash on hand.
On December 15, 2020, we acquired Siena Suwanee Town Center, a 240-unit apartment property in Suwanee, Georgia for approximately $70,200. We assumed a $40,183 mortgage note payable that bears an interest rate of 3.28% and matures on November 10, 2039. The acquisition was funded as an UPREIT transaction in which we issued shares of common stock and OP Units in lieu of cash. In accordance with authoritative guidance, Siena Suwanee Town Center is accounted for as an investment in an unconsolidated real estate affiliate.
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
DISPOSITIONS
2020 Dispositions
On March 4, 2020, a 74,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. Sale proceeds were maintained at the venture for operating needs.
On March 27, 2020, we sold 24823 Anza Drive, a 31,000 square foot industrial property located in Santa Clarita, California for approximately $5,600 less closing costs. We recorded a gain on the sale of the property in the amount of $1,724.
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
On December 28, 2018, a 366,000 square foot retail property in the NYC Retail Portfolio was sold and its mortgage loan extinguished. Sale proceeds were maintained at the venture for operating needs.

FINANCING
The following is a summary of the mortgage notes for our consolidated properties as of December 31, 2020:

Property	Interest Rate	Maturity Date	Principal Balance
140 Park Avenue	3.00%	March 1, 2021	$22,800
Monument IV at Worldgate	3.13	February 1, 2023	40,000
Aurora Distribution Center	3.39	June 1, 2023	13,716
180 N Jefferson	3.89	July 1, 2023	45,000
Grand Lakes Marketplace	4.20	October 1, 2023	23,900
Oak Grove Plaza	4.17	February 1, 2024	9,154
South Seattle Distribution Center(1)	4.38	March 1, 2024	17,873
Charlotte Distribution Center	3.66	September 1, 2024	9,556
Genesee Plaza	4.30	January 1, 2025	40,221
Jory Trail at the Grove	3.81	February 1, 2025	43,600
Skokie Commons	3.31	June 1, 2025	24,120
DFW Distribution Center	3.23	June 1, 2025	17,720
AQ Rittenhouse	3.65	September 1, 2025	26,370
Timberland Town Center	4.07	October 1, 2025	20,746
Whitestone Market	3.58	December 1, 2025	25,750
Maui Mall	3.64	June 1, 2026	37,122
Rancho Temecula Town Center	4.02	July 1, 2026	28,000
Dylan Point Loma	3.83	September 1, 2026	40,500
Lane Parke Apartments	3.18	November 1, 2026	37,000
The District at Howell Mill	5.30	March 1, 2027	29,638
San Juan Medical Center	3.35	October 1, 2027	16,730
Stonemeadow Farms	3.62	August 1, 2029	45,000
Presley Uptown	3.25	November 1, 2029	30,000
Reserve at Johns Creek	3.58	December 1, 2029	26,000
Summit at San Marcos	3.28	May 1, 2030	35,900
Mason Mill Distribution Center	3.25	October 1, 2030	17,500
The Penfield	2.50	October 1, 2030	35,500
Villas at Legacy	2.53	January 1, 2031	29,500
________
(1)    The loan associated with this property was designated as held for sale on November 11, 2020. The property associated with this loan was sold on January 8, 2021 and the loan was repaid.

On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan (the “ First Term Loan”). On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year term loan maturing on May 26, 2022 (the “Second Term Loan”). We collectively refer to the First Term Loan and the Second Term Loan as the “Term Loans.” On December 12, 2018, we expanded and extended our Credit Facility to provide for a borrowing capacity of $400,000, by increasing our Revolving Line of Credit to $300,000 with a new maturity date of May 25, 2021. We also extended our Term Loans by one year with new maturity dates of May 25, 2023. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 25, 2021 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2020, we believe no material adverse effects had occurred.
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
At December 31, 2020, we had nothing outstanding under the Revolving Line of Credit and $100,000 outstanding under the Term Loans at LIBOR + 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at December 31, 2020). At December 31, 2019, we had nothing outstanding under the Revolving Line of Credit and $100,000 outstanding under the Term Loans.
At December 31, 2020, we were in compliance with all debt covenants.
INSURANCE
Although we believe our investments are currently adequately covered by insurance consistent with the terms and levels of coverage that are standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.

    OPERATING STATISTICS
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2020:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %(1)	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft(2)
Apartment	13	3,154,000	23%	94%	32%	$21.68
Industrial	36	7,776,000	57	99	32	5.51
Office	7	829,000	6	93	12	33.99
Retail	12	1,834,000	13	93	23	21.05
Other	1	130,000	1	N/A	1	N/A
Total	69	13,723,000	100%	96%	100%	$13.03
________
(1)We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.
(2)Amount calculated as in-place minimum base rent for all occupied space at December 31, 2020 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

The following table shows our operating statistics by property type for our unconsolidated properties as of December 31, 2020:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %(1)	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft(2)
Apartment	3	516,000	18%	95%	38%	$28.37
Office	1	308,000	11	67	28	31.95
Retail	8	1,940,000	65	89	31	32.91
Other	1	167,000	6	N/A	3	N/A
Total	13	2,931,000	100%	87%	100%	$31.90
________
(1)We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.
(2)Amount calculated as in-place minimum base rent for all occupied space at December 31, 2020 and excludes any straight line rents, tenant recoveries and percentage rent revenues.

As of December 31, 2020, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $11.39 for our consolidated properties. As of December 31, 2020, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2021 (2)	41	$3,954	205,000	4%
2022	54	8,028	646,000	8
2023	65	14,667	1,682,000	14
2024	53	11,773	1,207,000	11
2025	60	13,180	1,072,000	13
2026 and thereafter	121	51,762	5,045,000	50
Total	394	$103,364	9,857,000
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2020 presented in the year of lease expiration.

(2)Does not include 3,411 leases totaling approximately 2,941,000 square feet and approximately $63,745 in annualized minimum base rent associated with the 13 apartment properties we owned as of December 31, 2020.

As of December 31, 2020, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2021 (2)	20	$11,715	273,000	19%
2022	21	13,633	448,000	22
2023	8	1,557	28,000	3
2024	15	11,623	327,000	19
2025	13	10,014	289,000	16
2026 and thereafter	24	12,742	451,000	21
Total	101	$61,284	1,816,000
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2020 presented in the year of lease expiration.
(2)Does not include 507 leases totaling approximately 480,000 square feet and approximately $13,613 in annualized minimum base rent associated with the three apartment properties we owned as of December 31, 2020.
The following table shows the aggregate stabilized portfolio occupancy rates for our consolidated and unconsolidated properties as of December 31, 2020 and each of the previous five years:

As of December 31,	Stabilized Occupancy Rate for Consolidated Properties(1)	Stabilized Occupancy Rate for Unconsolidated Properties(1)
2020	96%	87%
2019	97	91
2018	94	93
2017	94	95
2016	95	97
2015	97	98
________
(1)We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.

The following tables show the stabilized occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2020 and 2019:

	Stabilized Occupancy Rate
	December 31, 2020	December 31, 2019	Change
Apartments	94%	93%	1%
Industrial	99	99	—
Office	93	95	(2)
Retail	93	96	(3)
Total	96%	97%	(1)%
________
(1)    We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.

	Average Minimum Base Rent per Occupied Square Foot (1)
	December 31, 2020	December 31, 2019	Change
Apartments	$21.68	$21.85	$(0.17)
Industrial	5.51	5.71	(0.20)
Office	33.99	36.92	(2.93)
Retail	21.05	21.36	(0.31)
Total	$13.03	$13.26	$(0.23)
________
(1)      Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our apartment properties' stabilized occupancy rate increased slightly from December 31, 2019 to December 31, 2020. The average minimum base rents per occupied square foot for our apartment properties at December 31, 2020 decreased slightly when compared to December 31, 2019, primarily due to slight decreases in market rents.
Our industrial properties' stabilized occupancy rate remained consistent from December 31, 2019 to December 31, 2020. The average minimum base rent per occupied square foot for our industrial properties at December 31, 2020 decreased slightly when compared to December 31, 2019, primarily due to the acquisition of Whitestown Distribution Center.
Our office properties' stabilized occupancy rate and average minimum base rent decreased from December 31, 2019 to December 31, 2020 primarily as a result of the acquisition of Fountainhead Corporate Park, which is occupied at a lower rental rate than the office segment collectively.
Our retail properties' stabilized occupancy rate decreased from December 31, 2019 to December 31, 2020 due to tenants impacted by the COVID-19 pandemic. The average minimum base rents per occupied square foot for our retail properties at December 31, 2020 decreased slightly when compared to December 31, 2019, primarily due to the acquisition of Milford Crossing, which has lower minimum base rents than our average rental property.
The stabilized occupancy rate of our properties decreased slightly across the overall portfolio from December 31, 2019 to December 31, 2020, primarily due to retail tenants impacted by the COVID-19 pandemic. The average minimum base rent per occupied square foot decreased slightly from December 31, 2019 to December 31, 2020, primarily due to lower in place rents of our recent acquisitions.

PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our consolidated properties based on their percentage of annualized minimum base rent as of December 31, 2020:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Amazon (3)	Monument IV at Worldgate, Pinole Point Distribution Center, Maui Mall & Grand Lakes Marketplace	Internet Web Services / Online Retailer / Grocery Store	Various	Various	$12,148	4%	7%
Williams Sonoma	Pinole Point Distribution Center, Taunton Distribution Center	Home Products Retailer	Various	Various	2,921	3	2
Musician's Friend	Norfleet Distribution Center	Online Retailer	December 31, 2026	Three 5-year options	2,843	5	2
Summit Medical Group	140 Park Ave.	Medical Practice	April 30, 2030	Three 5-year options	2,750	1	2
Mitsubishi Electric	Suwanee Distribution Center	HVAC Manufacturer	July 31, 2023	None	2,570	4	2
Quanta Computer	Fremont Distribution Center	Computer Manufacturer	August 1, 2025	Two 5-year options	2,563	2	2
Kroger	Montecito Marketplace, Oak Grove Plaza, & Skokie Commons	Grocery Store	Various	Two 5-year options	2,490	1	1
The TJX Companies	Maui Mall, Milford Crossing, The District at Howell Mill & Montecito Marketplace	Discount Retailer	Various	Various	2,365	1	1
Fruit of the Earth	Grand Prairie Distribution Center	Personal Care Products	Various	Two 5-year options	1,889	3	1
Michelin North America	Charlotte Distribution Center	Aircraft Tires	October 31, 2028	One 5-year option	1,741	3	1
Total					$34,280	27%	21%
________
(1)Annual minimum base rent is calculated as annualized monthly in-place minimum base rent excluding any above- and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.
(2)Percent of annualized minimum base rent is calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues divided by total annualized minimum base rent.
(3)The lease at Monument IV at Worldgate contains a one-time early termination option whereby the tenant can decrease its leased square footage by up to 108,206 square feet in May 2022. The tenant must provide notice of its intent to reduce its space by August 2021 and pay us certain fees and costs.

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties based on percentage of annualized minimum base rent as of December 31, 2020:

Properties	% of Total Area	% of Annualized Minimum Base Rent (1)
Monument IV at Worldgate	2%	5%
180 North Jefferson	2	4
Fountainhead Corporate Park	2	4
Lane Park Apartments	2	4
Genesee Plaza	1	4
Dylan at Point Loma	1	3
Townlake of Coppell	3	3
The Penfield	2	3
Stonemeadow Farms	2	3
Jory Trail at the Grove	2	3
Total	19%	36%
________
(1)Minimum base rent is calculated as in-place minimum base rent excluding any above- and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.

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
Our common stock is not currently traded on any exchange and there is no established public trading market for our common stock. As of March 12, 2021, there were 17,767 stockholders of record of our common stock, including 10,652 holders of Class A, 4,278 holders Class M, 55 holders Class A-I, 2,780 holders of Class M-I and 2 holder of Class D shares.
NAV per Share
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
The DST Properties included in a DST offering will be valued at cost until the quarterly appraisal cycle during the quarter following the first full calendar quarter in which the DST Property is owned, and thereafter will be valued before the commencement of the DST offering for purposes of determining the price for beneficial interests in the DST Properties in such DST offering regardless of the valuation schedule otherwise applicable pursuant to the valuation guidelines, and no subsequent valuation of such DST Properties will be performed until the earlier of (i) ninety days from the date of the last closing on the DST offering and (ii) one year from the commencement of the DST offering. Such values will be included in our or our operating partnership’s NAV calculation only to the extent of our or our operating partnership’s interest in such DST Properties. In addition, the cash received or a loan made in exchange for the sale of interests in a DST Property will be valued as our assets.
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
NAV as of December 31, 2020
The following table presents our historical NAV per share as of each date indicated below:

	NAV per Share
Quarter Ended	Class A	Class M	Class A-I	Class M-I	Class D
December 31, 2020	$11.60	$11.62	$11.63	$11.62	$11.61
September 30, 2020	11.56	11.58	11.59	11.58	11.57
June 30, 2020	11.60	11.63	11.64	11.63	11.61
March 31, 2020	11.94	11.96	11.97	11.97	11.95
December 31, 2019	12.22	12.24	12.25	12.25	12.23
September 30, 2019	12.12	12.14	12.15	12.15	12.13
June 30, 2019	12.16	12.18	12.19	12.18	12.17
March 31, 2019	12.12	12.14	12.14	12.14	12.12
The decrease in NAV from December 31, 2019 to December 31, 2020 is primarily related to an overall 2.3% decrease in the values of our properties during 2020.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2020:

	December 31, 2020
Component of NAV	Class A	Class M	Class A-I	Class M-I	Class D	Total
Real estate investments(1)	$1,464,376	$582,651	$157,468	$544,201	$81,029	$2,829,725
Debt	(472,476)	(187,990)	(50,807)	(175,584)	(26,144)	(913,001)
Other assets and liabilities, net	48,023	19,107	5,165	17,846	2,658	92,799
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,039,923	$413,768	$111,826	$386,463	$57,543	$2,009,523
Number of outstanding shares	89,671,096	35,612,156	9,616,299	33,247,001	4,957,915
NAV per share	$11.60	$11.62	$11.63	$11.62	$11.61
________
(1)The value of our real estate investments was greater than the historical cost by approximately 2.6% as of December 31, 2020.

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
________
(1)     The value of our real estate investments was greater than the historical cost by approximately 5.9% as of December 31, 2019.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2020:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.09%	5.44%	5.72%	5.56%	6.25%	5.43%
Discount rate/internal rate of return (IRR)	6.35	6.00	6.50	6.38	7.78	6.30
Annual market rent growth rate	3.03	2.96	2.80	2.50	3.13	2.83
Holding period (years)	10.00	10.00	10.00	10.00	21.81	10.15
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		December 31, 2020	December 31, 2019
Discount Rate - weighted average	0.25% increase	(2.0)%	(2.0)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.9)	(2.8)
Annual market rent growth rate - weighted average	0.25% decrease	(1.5)	(1.5)

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

December 31, 2020
Stockholders' equity under GAAP	$1,427,384
Adjustments:
Accrued dealer manager fees (1)	103,440
Organization and offering costs (2)	149
Unrealized real estate appreciation (3)	108,308
Accumulated depreciation, amortization and other (4)	370,242
NAV	$2,009,523
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
Limitations and Risks
As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Our valuation methodology may not result in the determination of the fair value of our net assets as our mortgage notes and other debt payable are valued at cost. Different parties with different assumptions and estimates could derive a different NAV per share. Accordingly, with respect to our NAV per share, we can provide no assurance that:

•a stockholder would be able to realize this NAV per share upon attempting to resell his or her shares;
•we would be able to achieve for our stockholders the NAV per share upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or
•the NAV per share, or the methodologies relied upon to estimate the NAV per share, will be found by any regulatory authority to comply with any regulatory requirements.
Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities and attributes specific to the properties and leases within our portfolio.
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with indefinite duration. As of December 31, 2020, we have raised aggregate gross proceeds from the sale of 6,118,789 Class D shares in our Follow-on Private Offering of $68,188. The shares of common stock issued in the Private Offering were issued in transactions exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act because the purchasers are accredited investors within the meaning of Regulation D under the Securities Act. The Dealer Manager also serves as the dealer manager for the Follow-on Private Offering. No commissions were paid with respect to the placement of shares in connection with the Follow-on Private Offering.

ISSUER PURCHASES OF EQUITY SECURITIES

Share Repurchase Plan
We adopted a share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter. To date, we have neither deferred nor rejected any request for repurchase under our share repurchase plan. All redemptions were paid out from offering proceeds. During the quarter ended December 31, 2020, we fulfilled redemption requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Plan (1)
October 1-October 31, 2020	1,008,476	$11.58	1,008,476	—
November 1-November 30, 2020	809,221	11.61	809,221	—
December 1-December 31, 2020	958,139	11.67	958,139	—
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

On March 9, 2021, our board of directors declared a quarterly dividend of $0.135 per share for the first quarter of 2021. The distribution will be paid on or around March 30, 2021 to stockholders of record as of March 25, 2021. Stockholders will receive $0.135 per share less applicable class-specific fees. There is no guarantee that we will continue to pay distributions at this rate in the future, or at all.

Year	Distributions Declared Per Share	Total Distributions Declared	Annualized Rate of Return (1)
2018	0.52	61,969	4.25
2019 (2)	0.58	80,159	4.69
2020	0.54	82,821	4.65
________
(1)Annualized rate of return calculated using the weighted average NAV of our common stock as of December 31, 2020.
(2)Includes a special dividend of $0.04 per share.

The following table summarizes our distributions paid over the last three fiscal years:

	For the Year Ended December 31,
	2020	2019	2018
Distributions:
Paid in cash	$35,719	$25,802	$20,630
Reinvested in shares	66,990	50,308	39,733
Total distributions	102,709	76,110	60,363
Source of distributions:
Cash flow from operating activities	62,354	62,702	59,393
Cash flow from investing activities	40,355	13,408	970
Total sources of distributions	$102,709	$76,110	$60,363

The following table summarizes our distributions paid for each quarter of the last fiscal year:

	For the three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Paid in cash	$7,731	$7,274	$7,073	$13,641
Reinvested in shares	13,321	13,128	13,357	27,184
Total distributions	$21,052	$20,402	$20,430	$40,825

Net cash provided by operating activities	$10,795	$21,502	$12,313	$17,743
Funds from operations (1)	17,276	13,648	15,968	9,809
Total net loss attributable to Jones Lang LaSalle Income Property Trust, Inc.	(5,610)	(10,122)	(8,204)	(18,549)
________
(1)    See Item 6 below for a reconciliation of net income to funds from operations.

Performance Graph (Dollars in whole dollars)
The following graph is a comparison of the cumulative return of our shares of Class M-I common stock (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”) and the National Counsel of Real Estate Investment Fiduciaries Fund Index-Open-End Diversified Core Equity (“ODCE”). The graph assumes that $100 was invested on January 1, 2016 in each of shares of Class M-I common stock, the S&P 500 Index and the ODCE, assuming that all dividends were reinvested without the payment of any commissions. We currently have Class A, Class M, Class A-I, Class M-I and Class D common stock outstanding. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

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
The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Year ended December 31,
	2020	2019	2018	2017	2016
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(44,006)	$99,933	$25,567	$22,548	$4,935
Real estate depreciation and amortization(1)	84,842	75,888	71,525	68,033	47,731
(Gain) on disposition of property and unrealized loss (gain) on investment in unconsolidated real estate affiliate(1)	14,344	(111,139)	(31,890)	(23,079)	(9,885)
Loss on transfer of property	—	—	—	1,642	—
Impairment of depreciable real estate(1)	1,506	—	—	—	6,876
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$56,686	$64,682	$65,202	$69,144	$49,657
Weighted average shares outstanding, basic and diluted	170,613,298	151,179,459	135,051,377	134,507,458	106,916,148
NAREIT FFO per share, basic and diluted	$0.33	$0.43	$0.48	$0.51	$0.46
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Year ended December 31,
	2020	2019	2018	2017	2016
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$56,686	$64,682	$65,202	$69,144	$49,657
Straight-line rental income(1)	(1,510)	(3,371)	(2,548)	(3,665)	(6,227)
Amortization of above- and below-market leases(1)	(2,410)	(2,886)	(3,360)	(3,494)	(3,058)
Amortization of net premium/(discount) on assumed debt(1)	(129)	91	(102)	(183)	(259)
Loss (gain) on derivative instruments and extinguishment or modification of debt(1)	7,857	6,298	(613)	(1,703)	(1,779)
Adjustment for investment accounted for under the fair value option(2)	1,291	712	3,593	2,211	3,077
Performance fees	—	—	1,075	1,269	—
Acquisition expenses(1)	2,194	—	—	—	3,918
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$63,979	$65,526	$63,247	$63,579	$45,329
Weighted average shares outstanding, basic and diluted	170,613,298	151,179,459	135,051,377	134,507,458	106,916,148
AFFO per share, basic and diluted	$0.37	$0.43	$0.47	$0.47	$0.42
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2020 were comprised of:

Apartments
•The Edge at Lafayette,
•Townlake of Coppell,
•AQ Rittenhouse,
•Lane Parke Apartments,
•Dylan Point Loma,
•The Penfield,
•180 North Jefferson,
•Jory Trail at the Grove,
•The Reserve at Johns Creek Walk,
•Villas at Legacy (acquired in 2018),
•Stonemeadow Farms (acquired in 2019),
•Summit at San Marcos (acquired in 2019), and
•Presley Uptown (acquired in 2019).
Industrial
•Kendall Distribution Center,
•Norfleet Distribution Center,
•Suwanee Distribution Center,
•South Seattle Distribution Center,
•Grand Prairie Distribution Center,
•Charlotte Distribution Center,
•DFW Distribution Center,
•O'Hare Industrial Portfolio,
•Tampa Distribution Center,
•Aurora Distribution Center,
•Valencia Industrial Portfolio,
•Pinole Point Distribution Center,
•Mason Mill Distribution Center,
•Fremont Distribution Center (acquired in 2019),
•3324 Trinity Boulevard (acquired in 2019),
•Taunton Distribution Center (acquired in 2019),
•Chandler Distribution Center (acquired in 2019),
•Forth Worth Distribution Center (acquired in 2020), and
•Whitestown Distribution Center (acquired in 2020).

Office
•Monument IV at Worldgate,
•140 Park Avenue,
•San Juan Medical Center,
•Genesee Plaza (acquired in 2019), and
•Fountainhead Corporate Park (acquired in 2020).

Retail
•The District at Howell Mill,
•Grand Lakes Marketplace,
•Oak Grove Plaza,
•Rancho Temecula Town Center,
•Skokie Commons,
•Whitestone Market,
•Maui Mall,
•Silverstone Marketplace,
•Kierland Village Center,
•Timberland Town Center,
•Montecito Marketplace, and
•Milford Crossing (acquired in 2020).

Other
•South Beach Parking Garage.

Sold Properties
•Station Nine Apartments (sold in 2018, excluded from December 31, 2018 Consolidated Properties),
•111 Sutter Street (sold in 2019, excluded from December 31, 2019 Consolidated Properties), and
•24823 Anza Drive (sold in 2020).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of:

December 31, 2020	December 31, 2019	December 31, 2018
Pioneer Tower	Pioneer Tower	Pioneer Tower
NYC Retail Portfolio (1)	NYC Retail Portfolio (1)	NYC Retail Portfolio (1)
Chicago Parking Garage	Chicago Parking Garage	Chicago Parking Garage
The Tremont (2)	The Tremont (2)	The Tremont (2)
The Huntington (2)	The Huntington (2)	The Huntington (2)
Siena Suwanee Town Center (3)
________
(1)     We have elected the Fair Value Option to account for this investment.
(2) Investment was acquired on July 19, 2018.
(3) Investment was acquired on December 15, 2020.
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
Estimated Percent of Fair Value as of December 31, 2020

Property Sector Diversification

Industrial: 28%
Office: 14%
Retail: 24%
Other: 1%
Apartment: 33%

Geographic Region Diversification

Midwest: 14%
East: 19%
South: 26%
West: 41%

Future Lease Expirations
The future lease expiration table represents the lease expirations by both total square feet and annualized minimum base rents for current tenants of our Consolidated Properties (excluding our apartment properties).

Year	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2021 (2)	205,000	$3,954	4%
2022	646,000	8,028	8
2023	1,682,000	14,667	14
2024	1,207,000	11,773	11
2025	1,072,000	13,180	13
2026	1,612,000	9,796	9
2027	973,000	14,625	14
2028	742,000	6,302	6
2029	143,000	2,804	3
2030 and thereafter	1,575,000	18,235	18
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues.

(2)Does not include 3,411 short-term leases totaling approximately 2,941,000 square feet and approximately $63,745 in annualized minimum base rent associated with the 13 apartment properties as of December 31, 2020.
Ten-Year Debt Repayment
The ten-year debt repayment table represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated Properties and our Credit Facility, excluding mortgage notes payable held for sale.

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2021	$28,443	3%	4.01%
2022	6,856	1	2.98
2023	228,896	26	4.12
2024	23,889	3	3.77
2025	191,221	22	3.65
2026	138,902	16	4.40
2027	44,135	5	3.09
2028	3,489	—	3.47
2029	93,759	11	2.97
2030 and thereafter	111,453	13	2.87
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
We allocate the purchase price of acquired properties to tangible and identified intangible assets based on their relative fair values, using all pertinent information available at the date of acquisition. The allocation of the purchase price to tangible assets, such as building and land, is based upon our determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. Land is valued using comparable land sales specific to the applicable market.

The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below market component of in-place leases and the value of in-place leases. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates over the remaining term of the lease. Factors considered in determining the value allocable to in-place leases include estimates, during estimated lease up periods, related to space that is actually leased at the time of acquisition. These estimates include (i) lost rent at market rates, (ii) fixed operating costs that will be recovered from tenants and (iii) theoretical leasing commissions and tenant improvements required to execute similar leases.
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a change in the holding period and an exit date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of December 31, 2020.
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

Recent Events and Outlook
COVID-19 Business Outlook
The outbreak of COVID-19 was declared by the World Health Organization as a global health emergency in January 2020 and then as a pandemic in March 2020. COVID-19 has impacted global financial markets, severely restricted international trade and travel, disrupted business operations (in part or in their entirety) and negatively impacted many investment asset classes including real estate. The ongoing outbreak and corollary response could have a material adverse impact on our financial condition and results of operations. The severity of the impact brought on by these disruptions will be different across property types and markets but could have serious negative impacts on all real estate depending on the longer-term economic effects of COVID-19.
Rent Collections
As of the date of this filing, we collected approximately 97%, 96% and 94% of our October, November and December 2020 billed rents, respectively, after taking into account effects of lease amendments entered into with tenants. We have collected 96%, 95% and 94% of our originally budgeted October, November and December 2020 rents, respectively, which exclude executed lease amendments. For the year ended December 31, 2020, rent collections were approximately 98% after taking into account effects of lease amendments. We have received requests for rent relief from 243 commercial tenants. To date, we have granted rent relief for 104 tenants representing approximately $3,900 of revenue, made up of approximately $2,800 of rent deferrals and approximately $1,100 of rent abatements for the full year of 2020. We expect to recover the rent deferrals over a longer period of time (generally three to twelve months) or to extend their leases to cover the lost rent revenue. We also expect our credit losses to be higher when compared to our operating history. We seek to balance the immediate financial interest of our stockholders against being a responsible corporate citizen and the interests of our tenants. We believe that this strategy will also allow us to protect the long-term value of our portfolio, which is in the best interests of our stockholders.
Apartment Segment
Our apartment segment is 33% of our portfolio, made up of 16 investments representing a fair market value of approximately $1,019,000 as of December 31, 2020. Our apartment occupancy increased from 93% at December 31, 2019 to 94% at December 31, 2020. In previous downturns the apartment segment has proven to be one of the more resilient segments of the real estate market. Our primary strategy has been investing in garden-style, suburban apartments in highly-rated school districts, which we believe will perform relatively well versus high-end, urban centric apartments and other property sectors. In addition, our apartments are typically geared toward a more affluent and salaried tenant base, as opposed to hourly, service sector workers who have experienced a disproportionate share of the recent job losses. To date, within our apartment segment cash flow disruption from the pandemic has been only modestly impacted. However, as the pandemic continues future rent growth may be negatively impacted over the near-term. Our one student-oriented apartment property has been negatively impacted due to lower 2020 enrollment, although it represents only 0.6% of our portfolio.
Industrial Segment
Our industrial segment is 28% of our portfolio, made up of 36 buildings representing a fair market value of approximately $860,000 as of December 31, 2020. The industrial segment is expected to be a long-term beneficiary from the pandemic as the secular shift toward e-commerce is spurring increased demand and companies will have a desire to maintain more inventory in the future than they did pre-COVID-19. Our stabilized industrial segment occupancy, which we define as properties that have leased up to 90% since construction, remained high at 99% at December 31, 2020. Our industrial segment has seen significant leasing activity in 2020 with rents increasing from the previous leases. We have signed leases for approximately 900,000 square feet with a weighted average increase in rental rates of 14.8%. However, as the pandemic continues future rent growth may be negatively impacted. To date, we have granted rent relief to 10 tenants for approximately $1,600 of rent.
Office Segment
Our office segment is 14% of our portfolio, made up of eight properties representing a fair market value of approximately $450,000 as of December 31, 2020. Our office segment occupancy was 86% at December 31, 2020. Our office segment is made up of four traditional office properties and four medical office properties. We have chosen to underweight the traditional office segment due to its cash flow volatility. We are focused more on the medical office segment, which often provides stability during economic downturns due to its occupancy by necessary medical professionals. With many traditional office closures around the country, and closure of some non-essential medical providers, we have received rent relief requests from a few of our tenants and have granted rent relief to four tenants for approximately $500 of rent. Future rent growth and lease-up time for vacancies may be negatively impacted.

Grocery-Anchored Retail Segment
Our grocery-anchored retail segment is 24% of our portfolio, made up of 20 properties representing a fair market value of approximately $763,000 as of December 31, 2020. Our retail occupancy decreased slightly to 91% at December 31, 2020. During the fourth quarter of 2020, we renewed two of our large grocer tenants for new ten-year lease terms, extending their lease expirations out 13 and 15 years. Grocers, pharmacies and take-out/delivery restaurants are open and showing increased sales activity in the current environment. Service-oriented operations such as gyms, theaters, and full-service restaurants are operating at reduced capacity or in limited instances remain closed due to government orders. A number of our smaller non-grocer retail tenants have requested rent relief for some period of time, and a percentage of tenants who were struggling before the shutdown may never reopen for business. To date, we have granted rent relief to 90 tenants for approximately $1,700 of rent. Rent growth and lease-up time for vacancies are expected to be negatively impacted.
Other Segment
Our other segment, which is 1% of our portfolio, is made up of two parking garages, representing a fair market value of approximately $33,000 as of December 31, 2020. Parking garage utilization has been negatively impacted by the shutdown as office workers, shopper and tourist traffic has been significantly reduced due to the shutdown resulting in significantly less transient and monthly parkers, although we experienced a pick-up in volume in the third quarter. As the economy begins to open up, fears of contracting COVID-19 from public transportation or ride sharing may drive additional traffic to parking garages.
Property Valuations
Since February 29, 2020, just prior to COVID-19 being declared a global pandemic, every property in our 82-property portfolio has been independently reappraised at least three times by our independent valuation advisor, with the exception of our new fourth quarter acquisitions. Valuation changes in the first and second quarter across our approximate $2,830,000 portfolio totaled $86,000, reflecting an aggregate 2.8% decline in gross value across all property types. Third quarter property values were relatively flat across the portfolio. Fourth quarter property values increased by approximately $17,000. For the year ended December 31, 2020, decreases in property valuations resulted in a NAV decline of approximately $0.39 per share, an approximate 3.3% decline in net asset value.

Approximately 53% of the aggregate valuation declines for 2020 were due to write downs in the appraisals of our 20-property grocery-anchored retail portfolio resulting from increased credit loss reserves, reduced market rental growth rates, elimination of year one percentage rent revenues and slower projected lease up of vacancies all due to anticipated COVID-19 impacts.

Approximately 27% of the aggregate valuation declines for 2020 were due to write downs in the appraisals of our 16-property apartment portfolio resulting from increases in credit loss reserves, increased future vacancy, and reduced future market rental growth rates all due to anticipated COVID-19 impacts.

Approximately 10% of the aggregate valuation declines for 2020 were due to write downs in the appraisals of our two smallest portfolio allocations, which include one student-oriented apartment property and two parking garages, which combined represent less than 2% of our overall portfolio.

The remaining 10% of the aggregate valuation declines for 2020 were due to minimal appraisal adjustments across our industrial and office portfolios reflecting similar changes in appraisals as noted above.

The industrial segment had an aggregate valuation increase in 2020 of approximately 3.2% as a result of the strong capital markets fundamentals and significant leasing activity.
Capital Markets
We suspended all acquisition activity underway in March 2020 before the shut down and through the end of the third quarter 2020 to preserve capital, maintain our strong liquidity position and to take advantage of more attractive investment opportunities that may evolve post-COVID-19. Industry wide, transaction activity has picked up and we have made a number of quality acquisitions in the fourth quarter and in the first quarter of 2021. Debt markets are open and operating efficiently. We have negligible near-term mortgage debt maturities with only one mortgage loan maturing in 2021 for $22,800, which we expect to repay from cash on hand or borrowings on our Credit Facility.

Credit Facility
Our $400,000 Credit Facility, made up of a $300,000 Revolving Line of Credit maturing in 2021 and $100,000 Term Loan maturing in 2023, has two, 12-month extension options at our discretion. We are in compliance with our debt covenants as of December 31, 2020. We expect to maintain compliance with our debt covenants. However, further shutdowns driven by future increases in COVID-19 cases could have a negative impact on our compliance with debt covenants.
Liquidity
At December 31, 2020, we had in excess of $84,000 in total cash on hand and $300,000 of capacity under our Credit Facility. Looking into 2021, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares and fund quarterly distributions.
Share Repurchase Plan
During the fourth quarter of 2020, we repurchased $32,253 of our common stock pursuant to our Share Repurchase Plan, which had a quarterly limit of $97,987. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the first quarter of 2021 is $100,476. We believe the volume of share repurchase requests for the quarter was larger than our historical experience given the significant volatility across all asset classes in the quarter coupled with the growing concerns regarding COVID-19 and its near- and longer-term impacts on the U.S economy. We are not obligated to repurchase any shares of our common stock and may choose to only repurchase some, or even none, of the shares requested to be repurchased. Our board of directors has the right to modify or suspend the share repurchase plan if it deems such action to be in the best interest of our stockholders. Should repurchase requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on stockholders whose shares are not repurchased or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of our company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased or none at all.
Impairments
At December 31, 2020, we had no impairments on any of our consolidated properties. We had a small impairment of our unconsolidated parking garage due to the impacts of the shut downs on parking usage. It is reasonably possible that within the next twelve months, we could recognize impairment charges if we experience adverse changes in our investments and properties and their results of operations and financial conditions deteriorate, including due to further impacts of the COVID-19 pandemic.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio using the fair value option. Portions of the eight properties we own interests in were closed or partially closed during the fourth quarter of 2020 and a few continue to be closed due to the partial shutdowns or tenants deciding to stay closed for business reasons. During the year ended December 31, 2020, we recorded an unrealized fair value loss of $15,869 related to this investment. Our interest rate swaps resulted in an unrealized fair value loss of $4,360 as interest rates decreased during the year. We utilize our interest rate swaps to fix interest rates on variable rate debt we plan to hold to maturity.
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
Over the past seven years we have acquired 84 properties (all of these consistent with our investment strategy), sold 37 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing increasing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of December 31, 2020, we have raised gross proceeds of approximately $2,468,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from borrowings to acquire approximately $2,792,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $584,000 and repurchase shares of our common stock of approximately $768,000.
We have executed on a number of our key strategic initiatives during 2020, including:
Property Acquisitions
•acquired Milford Crossing for approximately $42,100,
•acquired Fountainhead Corporate Park for approximately $61,500,
•acquired Fort Worth Distribution Center for approximately $24,050,
•acquired Whitestown Distribution Center for approximately $62,300, and
•acquired Siena Suwanee apartment complex for $70,200 in an UPREIT and common stock transaction.
Property Dispositions
•disposed of 24823 Anza Drive for approximately $5,600 less leasing costs.
Financings
•repaid the mortgage note payable on Townlake of Coppell of $28,418,
•entered into a $35,900 mortgage payable on Summit at San Marcos,
•repaid the mortgage note payable on Suwanee Distribution Center of $19,135,
•repaid the mortgage note payable on The Penfield of $36,400,
•entered into a $17,500 mortgage payable on Mason Mill Distribution Center,
•entered into a $16,730 mortgage payable on San Juan Medical Center,
•entered into a $35,500 mortgage note payable on the Penfield
•assumed a $40,183 mortgage note payable on Siena Suwanee Town Center, and
•entered into a $29,500 mortgage note payble on Villas at Legacy.
Leasing and Occupancy
We ended 2020 with our stabilized portfolio occupancy at 96%. We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property. During the year we signed new or renewal leases encompassing almost 1,479,000 square feet of industrial, office and retail property space. Additionally, we had 62% of our expiring apartment leases renew. Our portfolio-wide occupancy was 96% at the end of 2019.
During 2020, we raised approximately $359,000 of new capital and acquired over $260,000 of real estate investments. These properties are in keeping with the investment strategy we began over seven years ago and provide solid cash flow and good dividend coverage. We will continue to acquire these types of properties in 2021 and beyond.

The 2020 property acquisitions and leasing activity are in line with our long-term strategic objectives of generating attractive income, preserving stockholder capital and realizing moderate appreciation of our NAV over time. Our gross dividends declared and paid in 2020 was $0.54 per share.
Investment Objectives and Strategy
Our primary investment objectives are:
•to generate an attractive level of current income for distribution to our stockholders;
•to preserve and protect our stockholders' capital investments;
•to achieve appreciation of our NAV over time; and
•to enable stockholders to utilize real estate as an asset class in diversified, long-term investment portfolios.

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
We believe that our broadly diversified portfolio benefits our stockholders by providing:
•diversification of sources of income;
•access to attractive real estate opportunities currently in the United States and, over time, around the world; and
•exposure to a return profile that should have lower correlations with other investments.
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
We seek to invest:
•up to 95% of our assets in properties;
•up to 25% of our assets in real estate-related assets; and
•up to 15% of our assets in cash, cash equivalents and other short-term investments.
Notwithstanding the above, the actual percentage of our portfolio that is invested in each investment type may from time to time be outside these target levels due to numerous factors including, but not limited to, large inflows of capital over a short period of time, lack of attractive investment opportunities or increases in anticipated cash requirements for repurchase requests.
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 33% as of December 31, 2020.

Net Asset Value
The NAV per share for our five classes of common stock was between $11.60 and $11.63 as of December 31, 2020. The increase of approximately $0.04 per share in NAV from September 30, 2020 is primarily related to an increase in the values of our properties and the accrual of property income. Additionally, we paid a distribution of $0.135 per share during the quarter ended December 31, 2020, less share class specific fees. For the year ended 2020, our Class A, Class M, Class A-I, and Class M-I common stock had total net returns of (1.36)%, (0.88)%, (0.88)% and (0.69)%, respectively, including cash distributions of $0.54 per share, less share class specific fees.
2021 Key Initiatives
Our initiatives for 2021 are to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchase stock under our share repurchase plan, and fund quarterly distributions. Likely acquisition candidates may include well-located, apartment properties, industrial and medical office properties. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our Revolving Line of Credit to allow us to efficiently manage our cash flows.
2020 Key Events and Accomplishments
On January 29, 2020, we acquired Milford Crossing, a 159,000 square foot, grocery-anchored retail center located in Milford, Massachusetts, for approximately $42,100. The acquisition was funded with cash on hand.
On February 6, 2020, we acquired Fountainhead Corporate Park, a 295,000 square foot, two-building Class A office portfolio comprised of two six-story buildings located in the Phoenix, Arizona submarket of Tempe for approximately $61,500. The acquisition was funded with cash on hand.
On March 10, 2020, we repaid the mortgage note payable related to Townlake of Coppell in the amount of $28,418.
On March 27, 2020, we sold 24823 Anza Drive, a 31,000 square foot industrial property located within the Valencia Distribution Portfolio in Santa Clarita, California, for approximately $5,600 less selling costs. We recorded a gain on the sale of the property in the amount of $1,724.
On March 31, 2020, we entered into a $35,900 mortgage payable on Summit at San Marcos. The interest-only mortgage note bears an interest rate of 3.28% and matures on April 1, 2030.
On August 27, 2020, we repaid the mortgage note payable related to Suwanee Distribution Center in the amount of $19,135.
On September 29, 2020, we repaid the mortgage note payable related to The Penfield in the amount of $36,400.
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
On December 11, 2020 we acquired Whitestown Distribution Center, a two-building, 720,000 square foot distribution center located in Whitestown, Indiana for approximately $62,300. The acquisition was funded with cash on hand.
On December 15, 2020, we acquired Siena Suwanee Town Center, a 240-unit apartment property in Suwanee, Georgia for approximately $70,200. We assumed a $40,183 mortgage note payable that bears an interest rate of 3.28% and matures on November 10, 2039. The acquisition was funded as an UPREIT transaction in which we issued shares of common stock and OP Units in lieu of cash. In accordance with authoritative guidance, Siena Suwanee Town Center is accounted for as an investment in an unconsolidated real estate affiliate.
For the year ended December 31, 2020, we repurchased $255,354 of shares of our common stock through the share repurchase plan.

Subsequent Events
On January 8, 2021, we sold South Seattle Distribution Center, a 323,000 square foot industrial property located in Seattle, Washington for approximately $72,600 less closing costs and the loan of $17,841 was repaid. We recorded a gain on the sale of the property and extinguishment of debt in the amount of approximately $34,000.
On January 21, 2021, we acquired Louisville Distribution Center, a 1,040,000 square foot industrial property located in Shepherdsville, Kentucky for approximately $95,000. The acquisition was funded with cash on hand.
On February 2, 2021, we acquired 170 Park Ave, a 147,000 square foot medical office property located in Florham Park, New Jersey for approximately $46,600. The acquisition was funded with cash on hand.
On February 23, 2021, we acquired Southeast Phoenix Distribution Center, a 474,000 square foot industrial distribution center located in Chandler, Arizona for approximately $91,000. The acquisition was funded with cash on hand.
On March 9, 2021, our board of directors approved a gross dividend for the first quarter of 2021 of $0.135 per share to stockholders and OP Unit holders of record as of March 25, 2021. The dividend will be paid on or around March 30, 2021. Class A, Class M, Class A-I, Class M-I, and Class D stockholders and Class M-I OP Unit holders will receive $0.135 per share or OP Unit, less applicable class-specific and unit-specific fees, if any.

Sustainability
We are focused on promoting our growth in a sustainable way, one that succeeds by delivering long-term value for our stockholders. As part of our vision to continually set the standard for maximizing stakeholder value, we have a long-standing commitment to the best sustainability practices. In 2018, we became the first NAV REIT to submit to GRESB, a leading global provider of real estate ESG benchmarking and performance assessments. For 2020, we achieved a 3-star out of 5-star GRESB rating.

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
Results of Operations for the Years ended December 31, 2020 and 2019:
Properties acquired or sold during any of the periods are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the entire years ended December 31, 2020 and 2019 are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019	$ Change	% Change
Revenues:
Rental revenue
Apartments	$50,291	$51,035	$(744)	(1.5)%
Industrial	40,555	40,567	(12)	—
Office	14,004	13,792	212	1.5
Retail	42,369	45,699	(3,330)	(7.3)
Other	294	318	(24)	(7.5)
Comparable properties total	$147,513	$151,411	$(3,898)	(2.6)%
Recent acquisitions and sold properties	39,128	15,759	23,369	148.3
Total rental revenue	$186,641	$167,170	$19,471	11.6%

Other revenue
Apartments	$2,812	$2,913	$(101)	(3.5)%
Industrial	215	469	(254)	(54)
Office	71	85	(14)	(16.5)
Retail	526	715	(189)	(26.4)
Other	1,298	2,204	(906)	(41.1)
Comparable properties total	$4,922	$6,386	$(1,464)	(22.9)%
Recent acquisitions and sold properties	2,058	723	1,335	184.6
Total other revenue	$6,980	$7,109	$(129)	(1.8)%
Total revenues	$193,621	$174,279	$19,342	11.1%
Rental revenue at comparable properties decreased by $3,898 for the year ended December 31, 2020 as compared to the same period in 2019. The decrease of $3,330 within our retail segment and the decrease of $744 within the apartment segment were primarily related to a reduction in rental revenue due to uncertainty of collectibility from tenants experiencing negative impacts from COVID-19.

Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties decreased by $1,464 for the year ended December 31, 2020 as compared to the same period in 2019. The decrease is primarily related to approximately $906 of lower parking revenue at our parking garage in Miami as a result of reduced travel and shelter in place orders within the city of Miami. The decreases in industrial and retail other revenues are primarily related to lease termination fees received at Pinole Point Distribution Center in the amount of $350, Skokie Commons of $282 and Silverstone Marketplace of $105 during the year ended December 31, 2019, which did not occur during the same period of 2020.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses, by reportable segment, for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019	$ Change	% Change
Operating expenses:
Real estate taxes
Apartments	$9,726	$9,565	$161	1.7%
Industrial	6,639	6,667	(28)	(0.4)
Office	1,381	1,327	54	4.1
Retail	5,832	5,063	769	15.2
Other	382	449	(67)	(14.9)
Comparable properties total	$23,960	$23,071	$889	3.9%
Recent acquisitions and sold properties	5,705	1,941	3,764	193.9
Total real estate taxes	$29,665	$25,012	$4,653	18.6%

Property operating expenses:
Apartments	$15,361	$14,782	$579	3.9%
Industrial	3,200	3,185	15	0.5
Office	2,023	2,064	(41)	(2.0)
Retail	7,302	7,117	185	2.6
Other	714	823	(109)	(13.2)
Comparable properties total	$28,600	$27,971	$629	2.2%
Recent acquisitions and sold properties	9,399	3,812	5,587	146.6
Total property operating expenses	$37,999	$31,783	$6,216	19.6%
Total operating expenses	$67,664	$56,795	$10,869	19.1%

Real estate taxes at comparable properties increased by $889 for the year ended December 31, 2020 as compared to the same period in 2019. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. With the exception of South Beach Parking Garage whose property operating expenses decreased due to lower repairs and maintenance projects in 2020 as compared to 2019, property operating expenses at comparable properties either increased slightly due to expenses related to COVID-19 cleaning protocols or were in line with the prior year.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019	$ Change	% Change
Property general and administrative	$4,318	$1,659	$2,659	160.3%
Advisor fees	25,274	23,026	$2,248	9.8
Company level expenses	2,936	3,201	$(265)	(8.3)
Depreciation and amortization	75,603	67,348	$8,255	12.3
Interest expense	40,668	36,185	$4,483	12.4
Loss (income) from unconsolidated affiliates and fund investments	19,451	(7,066)	$26,517	(375.3)
Loss (gain) on disposition of property and extinguishment of debt, net	1,772	(106,871)	$108,643	(101.7)
Total expenses	$170,022	$17,482	$152,540	872.6%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $2,659 due to expenses incurred for unsuccessful acquisitions.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $2,248 for the year ended December 31, 2020 is related to the increase in our NAV attributable to capital raised during 2019 and 2020.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $265 for the year ended December 31, 2020 as compared to the same period in 2019 primarily due to decreases in corporate legal fees and professional service fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $8,255 in depreciation and amortization expense for the year ended December 31, 2020 as compared to the same period in 2019 is primarily related to additional expense from acquisitions partially offset by lower expenses from property dispositions.
Interest expense increased by $4,483 for the year ended December 31, 2020 as compared to the same period in 2019 as a result of increased borrowings on our Credit Facility and mortgage notes obtained in addition to an increase in unrealized losses on our interest rate swaps.
Loss (income) from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the year ended December 31, 2020 we recorded a $15,869 decrease in the fair value in the NYC Retail Portfolio as compared to a $4,234 increase in the fair value and distributions of income totaling $2,000 during the same period of 2019. Also contributing was a decrease in income from Pioneer Tower and Chicago Parking Garage of approximately $1,926 and $267, due to lower revenue recognized due to uncertainty of collectibility from tenants as well as decreased parking revenue resulting from reduced travel and shelter in place orders in the cities of Portland and Chicago.
Loss (gain) on disposition of property and extinguishment of debt, net of $1,772 in 2020 relates to the sale of 24823 Anza Drive and early payoff of the mortgage notes payable on Townlake of Coppell and The Penfield. The gain on disposition of property and extinguishment of debt, net in 2019 related to the property sale and payoff the mortgage note for 111 Sutter Street.
Results of Operations for the Years ended December 31, 2019 and 2018:
For discussion on our results of operations for the years ended December 31, 2019 and 2018 please see our Annual Report on Form 10-K filed with the SEC on March 10, 2020.

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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our credit facility
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses	•	Sales of beneficial interests in the DST Program
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our Share Repurchase Plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019	$ Change
Net cash provided by operating activities	$62,354	$62,702	$(348)
Net cash used in investing activities	(204,456)	(179,844)	(24,612)
Net cash provided by financing activities	129,514	185,895	(56,381)

Net cash provided by operating activities decreased by $348 for the year ending December 31, 2020, as compared to the same period in 2019. The decrease in cash from operating activities is primarily from the decrease in operating distributions received from our unconsolidated joint ventures as well as an increase in tenant accounts receivable as of December 31, 2020 due to deferral agreements entered into throughout the year. The decrease was partially offset by operations of our acquisitions occurring in 2019 and 2020.

Net cash used in investing activities increased by $24,612 for the year ending December 31, 2020 as compared to the same period in 2019. During the year ended December 31, 2019, we received cash in the amount of $216,010 from the sale of 111 Sutter Street as compared to $5,372 during the year ended December 31, 2020 related to the sale of 24823 Anza Drive. This decrease in sale proceeds was offset by a decrease of $210,638 in cash used to acquire new properties during the year ending December 31, 2020 as compared to the same period in 2019.
Net cash provided by financing activities decreased by $56,381 for the year ending December 31, 2020 as compared to the same period in 2019. The change is primarily related to an increase in cash used to repurchase common stock of $133,532 during the year ending December 31, 2020 as compared to the same period in 2019. Offsetting this was an increase in net proceeds from mortgage note payables and other debt payable of $123,575 for the year ending December 31, 2020 as compared to the same period in 2019.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2020 and 2019:

	Consolidated Debt
	December 31, 2020		December 31, 2019
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$871,043	3.53%	$843,135	3.64%
Variable	—	—	—	—
Total	$871,043	3.53%	$843,135	3.64%
Covenants
At December 31, 2020, we were in compliance with all debt covenants.
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
On March 3, 2015, we commenced the Follow-on Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our Follow-on Private Offerings will be used for the same corporate purposes as the proceeds of our First Extended Public Offering. We will reserve the right to terminate the Follow-on Private Offering at any time and to extend the Follow-on Private Offering term to the extent permissible under applicable law.
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
Off Balance Sheet Arrangements
At December 31, 2020, we had approximately $110 in an outstanding letter of credit, which is not reflected on our balance sheet. We have no other off balance sheet arrangements.
Distributions to Stockholders
To remain qualified as a REIT for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of ordinary taxable income to stockholders.
The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of our board of directors regarding distributions:
•scheduled increases in base rents of existing leases;
•changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases;
•changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties;
•necessary capital improvement expenditures or debt repayments at existing properties;
•ability of our tenants to pay rent as a result of the impact of COVID-19 on their financial condition; and
•our share of distributions of operating cash flow generated by the unconsolidated real estate affiliates, less management costs and debt service on additional loans that have been or will be incurred.
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
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2020, we had consolidated debt of $871,043. Including the $2,941 net discount on the assumption of debt and debt issuance costs, we have consolidated debt of $868,102 at December 31, 2020. We also entered into interest rate cap and swap agreements on $212,800 of the variable rate debt which cap the LIBOR rate at between 1.0% and 2.6% over the next year.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2020, the fair value of our mortgage notes and other debt payable was estimated to be approximately $30,923 higher than the carrying value of $888,916. If treasury rates were 0.25% higher at December 31, 2020, the fair value of our consolidated debt would have been approximately $20,282 higher than the carrying value.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
As of December 31, 2020, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013).
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2021 Proxy Statement") relating to our 2021 annual meeting of stockholders (our “2021 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2021.

On March 9, 2020, our board of directors determined to hold the 2021 Annual Meeting on June 10, 2021.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2021 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2021 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2021 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2021 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2021 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(1)Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.
(2)Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020” at page F-35 below.
(3)Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

3.3	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.6	Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015).

3.7	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.8	Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 16, 2019).

3.9	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company’s prospectus dated October 16, 2019).

4.2	Description of the Company's securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2020)

10.1	Fourth Amended and Restated Advisory Agreement, dated October 16, 2019, among Jones Lang LaSalle Income Property Trust, Inc., JLLIPT Holdings LP and LaSalle Investment Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2019).

10.2	Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of January 5, 2015 (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-11 filed with the SEC on January 5, 2015).

10.3	First Amendment to Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of April 1, 2017 (incorporated by reference to Exhibit 1.1 to the Company’s Post-Effective Amendment No. 16 to Form S-11 filed with the SEC on April 20, 2017).

10.4	Second Amendment to Dealer Manager Agreement among LaSalle Investment Management Distributors, LLC, Jones Lang LaSalle Income Property Trust, Inc. and JLLIPT Holdings LP dated April 2, 2018 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2018).

10.5	Third Amendment to Dealer Manager Agreement between LaSalle Investment Management Distributors, LLC and Jones Lang LaSalle Income Property Trust, Inc. dated April 2, 2018 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2018).

10.6	Jones Lang LaSalle Income Property Trust, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

10.7	Fifth Amended and Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2020).

Exhibit Number	Description
10.8	License Agreement by and between Jones Lang LaSalle Income Property Trust, Inc. and Jones Lang LaSalle IP, Inc. dated as of November 14, 2011 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11, Commission File No. 333-177963, filed with the SEC on November 14, 2011).

10.9	Subscription Agreement by and among Jones Lang LaSalle Income Property Trust, Inc. and LIC II Solstice Holdings, LLC, dated as of August 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2012).

10.10	Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of March 3, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2015).

10.11	Contribution and Assignment Agreement between Jones Lang LaSalle Income Property Trust, Inc. and JLLIPT Holdings LP (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2018).

10.12	Purchase and Sale Agreement for 111 Sutter Street, dated December 17, 2018, between CEP Investors XII, LLC and Paramount Group Acquisition and Development LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2019).

10.13	Second Amended and Restated Limited Partnership Agreement of JLLIPT Holdings LP, dated October 16, 2019, among JLLIPT Holdings GP, LLC, Jones Lang LaSalle Income Property Trust, Inc. and the other limited partners party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2019).

10.14	Dealer Manager Agreement, dated October 16, 2019, among JLL Exchange TRS, LLC, LaSalle Investment Management Distributors, LLC, JLLIPT Holdings LP and Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2019).

10.15	Form of First Amended and Restated Trust Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.16	Form of Master Lease (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.17*	Fourth Amended and Restated Limited Partnership Agreement of JLLIPT Holdings LP

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included in signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Madison NYC Core Retail Partners, L.P Financial Statements as of and for the year ended December 31, 2020.
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

*     Filed herewith.

Item 16.	Form 10-K Summary.
The Company has elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 12, 2021		C. Allan Swaringen President, Chief Executive Officer

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

Signature	Title	Date

/S/ LYNN C. THURBER	Chairman of the Board of Directors, Director	March 12, 2021

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer (Principal Executive Officer)	March 12, 2021

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2021

/S/ VIRGINIA G. BREEN	Director	March 12, 2021

/S/ JONATHAN B. BULKELEY	Director	March 12, 2021

/S/ R. MARTEL DAY	Director	March 12, 2021

/S/ JACQUES N. GORDON	Director	March 12, 2021

/S/ JASON B. KERN	Director	March 12, 2021

/S/ WILLIAM E. SULLIVAN	Director	March 12, 2021

Jones Lang LaSalle Income Property Trust, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jones Lang LaSalle Income Property Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Income Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of FASB ASC Topic 842 Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the relative fair value of certain asset acquisitions

As discussed in Note 3 to the consolidated financial statements, the Company acquired $188,187 thousand of real estate properties accounted for as asset acquisitions during the year ended December 31, 2020. In asset acquisitions, the Company uses estimates of future cash flows and other valuation techniques to allocate the fair value of the property among land, building and equipment, and other identifiable asset and liability intangibles on a relative basis.

We identified the assessment of the relative fair value of land and in-place lease intangibles in certain asset acquisitions as a critical audit matter. There was a higher degree of subjectivity and auditor judgment in evaluating the fair value amounts used in the relative allocation of the purchase price to these assets. Specifically, the measurement of the relative fair values of land and in-place lease intangibles is dependent upon key assumptions that have a higher degree of sensitivity within the Company’s asset acquisition accounting model. Such key assumptions include comparable market land values and market rents.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control related to management’s review of purchase price allocations. For certain asset acquisitions, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•comparing the Company’s determination of the fair value of land to independently developed ranges of estimated fair value based on publicly available land sales
•comparing the market rents used in the Company’s in-place lease intangible value to market data such as industry guides.

Expected hold period of net property and equipment

As discussed in Note 2 to the consolidated financial statements, the Company evaluates the recoverability of net property and equipment whenever events or changes in circumstances, including changes in the expected hold period, indicate that the carrying amount of net property and equipment may exceed fair value. As of December 31, 2020, the Company had net property and equipment of $2,100,503 thousand.

We identified the assessment of the expected hold period for net property and equipment as a critical audit matter. There is a higher degree of auditor judgment applied in evaluating the reasonableness of management’s assessment of the hold period. Changes in the expected hold period could have a material impact on the results of management’s recoverability assessment and indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We compared the Company’s historical hold period for similar net property and equipment to the hold period assumed in the Company’s recoverability analysis. We inquired of management and inspected documents such as meeting minutes of the Board of Directors to evaluate the likelihood that a property would be sold before the end of its previously estimated hold period. We read external communications with investors in order to identify information regarding potential sales of the Company’s properties, or other indicators of a potential reduction in an investment property’s hold period.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Chicago, Illinois
March 12, 2021

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2020	2019
ASSETS
Investments in real estate:
Land (including from VIEs of $22,605 and $22,605, respectively)	$428,313	$430,278
Buildings and equipment (including from VIEs of $142,946 and $142,599, respectively)	1,892,023	1,770,236
Less accumulated depreciation (including from VIEs of $(23,083) and $(19,646), respectively)	(219,833)	(176,236)
Net property and equipment	2,100,503	2,024,278
Investments in unconsolidated real estate affiliates	187,890	159,288
Real estate fund investment	79,192	93,400
Investments in real estate and other assets held for sale	34,148	—
Net investments in real estate	2,401,733	2,276,966
Cash and cash equivalents (including from VIEs of $3,159 and $2,087, respectively)	84,805	77,056
Restricted cash (including from VIEs of $800 and $75, respectively)	16,629	36,966
Tenant accounts receivable, net (including from VIEs of $2,679 and $2,767, respectively)	8,680	6,424
Deferred expenses, net (including from VIEs of $516 and $558, respectively)	10,982	9,351
Acquired intangible assets, net (including from VIEs of $2,638 and $5,385, respectively)	105,206	93,342
Deferred rent receivable, net (including from VIEs of $1,087 and $1,079, respectively)	21,274	20,407
Prepaid expenses and other assets (including from VIEs of $164 and $180, respectively)	9,290	10,997
TOTAL ASSETS	$2,658,599	$2,531,509
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $82,033 and $82,531, respectively)	$868,102	$836,818
Liabilities held for sale	18,242	—
Accounts payable and other accrued expenses (including from VIEs of $1,335 and $1,500, respectively)	36,137	55,092
Financing obligation	155,882	—
Accrued offering costs	106,908	95,225
Distributions payable	—	19,888
Accrued interest (including from VIEs of $296 and $299, respectively)	2,153	2,602
Accrued real estate taxes (including from VIEs of $738 and $515, respectively)	6,640	5,137
Advisor fees payable	2,122	2,169
Acquired intangible liabilities, net	14,990	15,821
TOTAL LIABILITIES	1,211,176	1,032,752
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized 89,671,096 and 88,007,721 shares issued and outstanding at December 31, 2020 and 2019, respectively	897	880
Class M common stock: $0.01 par value; 200,000,000 shares authorized 35,612,156 and 39,036,770 shares issued and outstanding at December 31, 2020 and 2019, respectively	356	390
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized 9,616,299and 11,153,567 shares issued and outstanding at December 31, 2020 and 2019 respectively	96	112
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized 33,247,001 and 22,589,599 shares issued and outstanding at December 31, 2020 and 2019, respectively	332	226
Class D common stock: $0.01 par value; 200,000,000 shares authorized 4,957,915 and 4,957,915 shares issued and outstanding at December 31, 2020 and 2019, respectively	50	50
Additional paid-in capital (net of offering costs of $216,405 and $187,131 as of December 31, 2020 and 2019, respectively)	1,922,136	1,860,734
Distributions to stockholders	(481,760)	(398,939)
(Accumulated deficit) Retained earnings	(14,723)	29,283
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,427,384	1,492,736
Noncontrolling interests	20,039	6,021
Total equity	1,447,423	1,498,757
TOTAL LIABILITIES AND EQUITY	$2,658,599	$2,531,509
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except per share amounts

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues:
Rental revenue	$186,641	$167,170	$164,706
Other revenue	6,980	7,109	5,806
Total revenues	193,621	174,279	170,512
Operating expenses:
Real estate taxes	29,665	25,012	25,391
Property operating	37,999	31,783	31,251
Property general and administrative	4,318	1,659	918
Advisor fees	25,274	23,026	21,127
Company level expenses	2,936	3,201	2,718
Depreciation and amortization	75,603	67,348	62,037
Total operating expenses	175,795	152,029	143,442
Other (expenses) and income:
Interest expense	(40,668)	(36,185)	(33,135)
(Loss) income from unconsolidated real estate affiliates and fund investment	(19,451)	7,066	2,004
(Loss) gain on disposition of property and extinguishment of debt, net	(1,772)	106,871	29,665
Total other (expenses) and income	(61,891)	77,752	(1,466)
Net (loss) income	(44,065)	100,002	25,604
Net loss (income) attributable to the noncontrolling interests	59	(69)	(37)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(44,006)	$99,933	$25,567
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$(0.26)	$0.66	$0.19
Class M	(0.26)	0.66	0.19
Class A-I	(0.26)	0.66	0.19
Class M-I	(0.26)	0.66	0.18
Class D	(0.26)	0.66	0.18
Weighted average common stock outstanding-basic and diluted	170,613,298	151,179,459	135,051,377
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock		Additional Paid-in Capital	Distributions to Stockholders	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2017	133,307,105	$1,333	$1,522,123	$(256,811)	$(96,217)	$7,829	$1,178,257
Issuance of common stock	11,501,617	115	137,306	—	—	—	137,421
Repurchase of shares	(6,671,690)	(66)	(79,111)	—	—	—	(79,177)
Offering costs	—	—	(11,322)	—	—	—	(11,322)
Stock based compensation	11,419	—	135	—	—	—	135
Net income	—	—	—	—	25,567	37	25,604
Cash distributed to noncontrolling interests	—	—	(657)	—	—	(1,000)	(1,657)
Distributions declared ($0.52) per share	—	—	—	(61,969)	—	—	(61,969)
Balance, December 31, 2018	138,148,451	$1,382	$1,568,474	$(318,780)	$(70,650)	$6,866	$1,187,292
Issuance of common stock	37,588,047	377	460,456	—	—	—	460,833
Repurchase of shares	(10,000,352)	(101)	(121,721)	—	—	—	(121,822)
Conversion of shares	(1,872)	—	—	—	—	—	—
Offering costs	—	—	(42,056)	—	—	—	(42,056)
Stock based compensation	11,298	—	138	—	—	—	138
Net income	—	—	—	—	99,933	69	100,002
Cash contributed from noncontrolling interests	—	—	—	—	—	1,645	1,645
Cash distributed to noncontrolling interests	—	—	(4,557)	—	—	(2,559)	(7,116)
Distributions declared ($0.58) per share	—	—	—	(80,159)	—	—	(80,159)
Balance, December 31, 2019	165,745,572	$1,658	$1,860,734	$(398,939)	$29,283	$6,021	$1,498,757
Issuance of common stock	28,718,218	287	345,625	—	—	—	345,912
Repurchase of shares	(21,372,888)	(214)	(255,141)	—	—	—	(255,355)
Conversion of shares	(2,435)	—	—	—	—	—	—
Offering costs	—	—	(29,274)	—	—	—	(29,274)
Stock based compensation	16,000	—	192	—	—	—	192
Net loss	—	—	—	—	(44,006)	(59)	(44,065)
Issuance of OP units	—	—	—	—	—	14,252	14,252
Cash contributed from noncontrolling interests	—	—	—	—	—	3	3
Cash distributed to noncontrolling interests	—	—	—	—	—	(178)	(178)
Distributions declared ($0.54) per share	—	—	—	(82,821)	—	—	(82,821)
Balance, December 31, 2020	173,104,467	$1,731	$1,922,136	$(481,760)	$(14,723)	$20,039	$1,447,423
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(44,065)	$100,002	$25,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,073	66,860	60,999
Gain on disposition of property and extinguishment of debt, net	1,772	(106,871)	(29,665)
Provision for doubtful accounts	—	—	171
Straight line rent	(1,324)	(3,444)	(2,506)
Loss (income) from unconsolidated real estate affiliates and fund investment	19,451	(7,066)	(2,004)
Distributions received from unconsolidated affiliates and fund investment	4,043	10,637	6,377
Net changes in assets, liabilities and other	7,404	2,584	417
Net cash provided by operating activities	62,354	62,702	59,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(187,825)	(373,355)	(57,456)
Proceeds from sales of real estate investments and fixed assets	5,372	216,010	74,478
Capital improvements and lease commissions	(13,201)	(19,718)	(17,665)
Investment in unconsolidated real estate affiliates and fund investment	(8,802)	(3,779)	(37,275)
Deposits for investments under contract	—	(2,250)	—
Distributions received from unconsolidated affiliates and fund investment	—	3,248	3,482
Net cash used in investing activities	(204,456)	(179,844)	(34,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	394,082	437,592	102,994
Offering costs	(17,592)	(19,299)	(15,436)
Repurchase of shares	(255,354)	(121,822)	(79,211)
Distributions to stockholders	(35,719)	(25,802)	(20,630)
Distributions paid to noncontrolling interests	(178)	(7,116)	(1,657)
Contributions received from noncontrolling interests	3	1,645	—
Deposits for loan commitments	—	(379)	—
Draws on credit facility	200,000	57,000	62,000
Payment on credit facility	(200,000)	(147,000)	(92,000)
Proceeds from mortgage notes and other debt payable	135,130	101,000	45,000
Debt issuance costs	(52)	(1,202)	(1,372)
Payment on early extinguishment of debt	(1,457)	(207)	—
Principal payments on mortgage notes and other debt payable	(89,349)	(88,515)	(21,809)
Net cash provided by (used in) financing activities	129,514	185,895	(22,121)
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,588)	68,753	2,836
Cash, cash equivalents and restricted cash at the beginning of the year	114,022	45,269	42,433
Cash, cash equivalents and restricted cash at the end of the year	$101,434	$114,022	$45,269
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted per Consolidated Statements of Cash Flows
Cash and cash equivalents	84,805	77,056	37,109
Restricted cash	16,629	36,966	7,831
Restricted cash included in assets held for sale	—	—	329
Cash, cash equivalents and restricted cash at the end of the period	$101,434	$114,022	$45,269
Supplemental disclosure of cash flow information:
Interest paid	$35,966	$29,343	$32,573
Non-cash activities:
Write-offs of receivables	$74	$26	$244
Write-offs of retired assets and liabilities	12,599	16,515	11,508
Change in liability for capital expenditures	(412)	(146)	4,277
Net liabilities transferred at sale of real estate investments	63	2,100	659
Net liabilities assumed at acquisition	520	285	511
Change in issuance of common stock receivable and redemption of common stock payable	176	(647)	(554)
Change in accrued offering costs	11,682	22,757	(4,114)
Assumption of mortgage notes payable	—	(41,546)	—
Investment in unconsolidated real estate affiliate in exchange for stock and OP units	29,086	—	—
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2020, we owned interests in a total of 82 properties, located in 21 states.
We own, and plan to continue to own, all or substantially all of our assets through JLLIPT Holdings LP, a Delaware limited partnership (our “operating partnership”), of which we are the initial limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary is the sole general partner. The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). This structure is intended to facilitate tax-free contributions of properties to our operating partnership in exchange for limited partnership interests in our operating partnership. A transfer of property directly to a REIT in exchange for shares of common stock of a REIT is generally a taxable transaction to the transferring property owner. In an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in our operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of December 31, 2020, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $14,242, and owned directly or indirectly 99.3% of the OP Units of our operating partnership. The remaining 0.7% of the OP Units are held by third parties.
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
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 the (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. In accordance with SEC rules, we extended our Second Extended Public Offering one additional year through July 6, 2021. We reserve the right to terminate the Second Extended Public Offering at any time and to further extend the Second Extended Public Offering term to the extent permissible under applicable law. As of December 31, 2020, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $873,375.
On March 3, 2015, we commenced a private offering (the "Follow-on Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2020, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Follow-on Private Offering of $68,188.
On October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2020, we have raised $164,000 of aggregate gross proceeds from our DST program.

As of December 31, 2020, 89,671,096 shares of Class A common stock, 35,612,156 shares of Class M common stock, 9,616,299 shares of Class A-I common stock, 33,247,001 shares of Class M-I common stock, and 4,957,915 shares of Class D common stock were outstanding and held by a total of 17,646 stockholders.
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
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2020, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $29,303.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of December 31, 2020, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, and Presley Uptown due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2020, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. If our strategy changes or if market conditions otherwise dictate a change in the holding period and an exit date, an impairment loss could be recognized and such loss could be material. When we have committed to a plan to sell a property that is available for immediate sale, have the necessary approvals and marketing in place, and believe that the sale of the property is probable the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material.

Depreciation and amortization cease once a property is classified as held-for-sale. We recorded no impairment charges for the years ended December 31, 2020 and 2019.
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
We evaluate the carrying values of our investments in unconsolidated real estate affiliates accounted for under the equity method, excluding our investment under the fair value option, in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. During 2020, we concluded that an other than temporary decline in value exists in our investment in the Chicago Parking Garage and recognized an impairment charge of $1,506.
Rental Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $951, $3,351 and $2,274 for the years ended December 31, 2020, 2019 and 2018, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2020, 2019 and 2018, are $1,859, $2,107 and $2,244, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.
We recognize rental revenue from tenants under operating leases on a straight-line basis over the non-cancelable term of the lease when collectibility of substantially all rents is reasonably assured. Recognition of rental revenue on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. For leases where collection of substantially all rents is not deemed to be probable of collection, revenue is recorded equal to cash that has been received from the tenant. We evaluate the collectibility of rents and other receivables at each reporting period based on factors including, among others, tenant's payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates, economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached.
The COVID-19 pandemic has had a negative impact on many of our tenant’s businesses. The duration and extent of the negative effects caused by the COVID-19 pandemic to the economy is uncertain, and as such collectibility of certain tenants rent receivable balances in the future is also uncertain. We have taken into account current tenant conditions, which include consideration of COVID-19 in our estimation of its uncollectible accounts and deferred rents receivable at December 31, 2020. We are closely monitoring the collectibility of such rents and will adjust future estimations as further information becomes known. During the year ended December 31, 2020, we recorded a reduction in minimum base rent and recovery revenue of $3,887, and a reduction in straight line revenue of $2,019 due to concern of collectibility. During the year ended December 31, 2020, we deferred $1,919 and we abated $1,142 of rental revenue.

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

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At December 31, 2020, our restricted cash balance on our Consolidated Balance Sheet was primarily related to loan escrow amounts and subscriptions received in advance.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2020 and 2019 was $6,495 and $4,893, respectively.
Acquisitions
We use estimates of future cash flows and other valuation techniques to allocate the fair value of acquired property among land, building and other identifiable asset and liability intangibles. We value land based on comparable land sales specific to the applicable market. We record building values using an as-if-vacant methodology. We record above- and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease plus any below-market lease extension option periods. We amortize the capitalized above-market lease values as a reduction of minimum rents over the remaining non-cancelable terms of the respective leases. We amortize the capitalized below-market lease values as an increase to minimum rents over the term of the respective leases plus any below-market lease extension option terms. Should a tenant terminate its lease prior to the contractual expiration, the unamortized portion of the above-market and below-market in-place lease value is immediately charged to minimum rents.
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
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2020 and 2019, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the weighted average lease term of the respective leases, which generally range from one to ten years.

Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $82,699 and $67,574 at December 31, 2020 and 2019, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $12,724 and $10,372 at December 31, 2020 and 2019, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities, including those classified as held for sale, as of December 31, 2020 is as follows:

	Acquired in-place leases	Acquired above-market leases	Below-market ground lease	Acquired below-market leases
2021	$22,232	$980	$15	$(2,878)
2022	19,752	807	15	(2,566)
2023	17,858	619	15	(2,191)
2024	12,584	474	15	(1,746)
2025	7,370	350	15	(1,449)
Thereafter	20,540	2,119	246	(4,317)
	$100,336	$5,349	$321	$(15,147)
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
We evaluate uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon our current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where we are required to file income tax returns requiring recognition in the consolidated financial statements at December 31, 2020, 2019, and 2018. We are not subject to federal income tax examinations for tax years prior to 2016.
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
•Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have access to at the measurement date.
•Level 2—Observable inputs, other than quoted prices included in level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.
•Level 3—Unobservable inputs for the asset or liability. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based on the best available information.
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
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the year ended December 31, 2020 and 2019, we recorded an unrealized decrease and increase in fair value classified within the Level 3 category of $15,869 and $4,234, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable, including amounts included as held for sale, using level two inputs was approximately $30,923 higher and $21,360 lower than the aggregate carrying amounts at December 31, 2020 and 2019, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.
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
 As of December 31, 2020, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	6	212,800
The fair value of our interest rate caps and swaps represent liabilities of $6,500 and $2,140 at December 31, 2020 and 2019, respectively.

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
Recent Issued Accounting Pronouncements
In April 2020, the Financial Accounting Standards Board ("FASB") issued a question and answer document that focused on the application of lease guidance applicable on concessions related to the effects of the COVID–19 pandemic. Per the guidance, we made an election to account for lease concessions related to the effects of the COVID–19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases, as though enforceable rights and obligations for those concessions existed.
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

Effective January 1, 2019, we adopted Accounting Standard Update ("ASU") 2016-02 Leases and 2018-11 Leases: Targeted Improvements (Topic 842) ("ASU 842"). The new guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). We elected a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, when certain criteria are met. Upon adoption, we reclassified these components for prior periods to conform with the current period presentation. We also elected permitted practical expedients to not reassess lease classification and use of the standard’s effective date as the date of initial application and therefore financial information under ASU 842 is not provided for periods prior to January 1, 2019. The accounting for lessors remained largely unchanged from previous GAAP; however, the standard required that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under previous standards, certain of these costs were capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. Additionally, the standard requires lessors to evaluate whether the collectability of all rents is probable before recognizing rental revenues on a straight-line basis over the applicable lease term. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of December 31, 2020, we have a ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,145 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,242.

Reclassification
Upon adoption of ASU 842, we reclassified amounts previously recorded as recovery revenue and amounts determined to be uncollectable, previously recorded as provision for doubtful accounts, to rental revenue to conform with the current year presentation. The following table summarizes the reclassifications being made on our Consolidated Statement of Operations for the year ended December 31, 2018:

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
2020 Acquisitions
On January 29, 2020, we acquired Milford Crossing, a 159,000 square foot, grocery-anchored retail center located in Milford, Massachusetts, for approximately $42,100. The acquisition was funded with cash on hand.
On February 6, 2020, we acquired Fountainhead Corporate Park, a 295,000 square foot, two-building Class A office portfolio comprised of two six-story buildings located in the Phoenix, Arizona submarket of Tempe for approximately $61,500. The acquisition was funded with cash on hand.
On October 23, 2020, we acquired Fort Worth Distribution Center, a 351,000 square foot industrial distribution center located in Fort Worth, Texas, for approximately $24,050. The acquisition was funded with cash on hand.
On December 11, 2020, we acquired Whitestown Distribution Center, a 720,000 square foot distribution center located in Whitestown, Indiana for approximately $62,300. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2020 acquisitions in accordance with authoritative guidance as follows:

2020 Acquisitions
Land	$15,782
Building and equipment	136,430
In-place lease intangible (acquired intangible assets)	35,345
Above-market lease intangible (acquired intangible assets)	2,947
Below-market lease intangible (acquired intangible liabilities)	(2,317)
$188,187
Amortization period for intangible assets and liabilities	5 months - 15 years
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
Impairment of Investment in Real Estate
 In accordance with authoritative guidance for impairment of long-lived assets, we recorded no impairment during 2020, 2019, and 2018.
2020 Disposition
On March 27, 2020, we sold 24823 Anza Drive, a 31,000 square foot industrial property located in Santa Clarita, California for approximately $5,600 less closing costs. We recorded a gain on the sale of the property in the amount of $1,724.
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

Held for Sale
On November 11, 2020, South Seattle Distribution Center was classified as held for sale. This property was sold on January 8, 2021. As of December 31, 2020, our investment in real estate and other assets and liabilities held for sale was comprised of:

December 31, 2020
Land	$16,652
Building and equipment, net	16,237
Other assets, net	1,616
Total assets	$34,505

Mortgage notes and other debt payable, net	$17,811
Other liabilities	430
Total liabilities	$18,241

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
In addition to investments in consolidated properties, we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The following represent our unconsolidated real estate affiliates as of December 31, 2020 and December 31, 2019.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	December 31, 2020	December 31, 2019
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$14,000	$15,741
Pioneer Tower	Office	Portland, OR	June 28, 2016	108,715	109,653
The Tremont	Apartment	Burlington, MA	July 19, 2018	21,430	21,571
The Huntington	Apartment	Burlington, MA	July 19, 2018	11,549	12,323
Siena Suwanee Town Center	Apartment	Suwanee, GA	December 15, 2020	32,196	—
Total				$187,890	$159,288
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2020	December 31, 2019
Net investments in real estate	$296,930	$226,289
Acquired intangible assets, net	12,653	15,050
Other assets	6,803	5,767
Total assets	$316,386	$247,106

Mortgage notes and other debt payable	$110,104	$69,952
Acquired intangible liabilities, net	2,821	3,324
Other liabilities	3,200	3,376
Total liabilities	116,125	76,652
Members’ equity	200,261	170,454
Total liabilities and members' equity	$316,386	$247,106

Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2020	December 31, 2019
Members’ equity	$200,261	$170,454
Less: other members' equity	(10,969)	(11,273)
Basis differential	(1,402)	107
Investments in unconsolidated real estate affiliates	$187,890	$159,288
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Total revenues	$18,978	$21,057	$16,188
Total operating expenses	17,792	17,014	16,522
Operating income	$1,186	$4,043	$(334)
Total other expenses	2,894	2,860	1,310
Net (loss) income	$(1,708)	$1,183	$(1,644)
Company Equity in Income of Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net (loss) income of unconsolidated real estate affiliates	$(1,708)	$1,183	$(1,644)
Other members’ share of net (income) loss	(368)	(351)	593
Impairment of investments in unconsolidated real estate affiliates	$(1,506)	—	—
Company equity in (loss) income of unconsolidated real estate affiliates	$(3,582)	$832	$(1,051)
Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P, which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion is approximately $85,600 including closing costs. As of December 31, 2020, the NYC Retail Portfolio owned 8 retail properties totaling approximately 1,940,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of December 31, 2020 and December 31, 2019, the carrying amount of our investment in the NYC Retail Portfolio was $79,192 and $93,400, respectively. During the year ended December 31, 2020, we recorded decreases in fair value of our investment in the NYC Retail Portfolio of $15,869 and received no cash distributions. During the year ended December 31, 2020, we made a $1,661 capital contribution to Madison NYC Core Retail Partners, L.P. During the year ended December 31, 2020, the NYC Retail Portfolio disposed of a property with a square footage of 74,000 and the mortgage loan was extinguished. During the year ended December 31, 2019, we recorded increases in fair value of our investment in the NYC Retail Portfolio of $4,234, we received return of capital distributions totaling $3,248 and, we received distributions of income totaling $2,000. This cash distribution increased equity in income of unconsolidated real estate affiliates and fund investments. During the year ended December 31, 2019, three retail properties in the NYC Retail Portfolio with a combined 366,000 square feet were sold and the mortgage loans extinguished.
Summarized Combined Balance Sheets—NYC Retail Portfolio Investment—Fair Value Option Investment (Unaudited)

	December 31, 2020	December 31, 2019
Investment in real estate venture	$290,830	$340,797
Cash	3,158	672
Other assets	202	209
Total assets	$294,190	$341,678

Total liabilities	$7,405	$3,541
Partners' capital	286,785	338,137
Total liabilities and partners' capital	$294,190	$341,678
Summarized Statement of Operations—NYC Retail Portfolio Investment—Fair Value Option Investment (Unaudited)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Total revenue	$2,261	$6,001	$3,333

Net investment (loss) income	$(28)	$4,128	$1,330
Net change in unrealized (loss) gain on investment in real estate venture	(57,323)	15,292	6,675
Net (loss) income	$(57,351)	$19,420	$8,005

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2031 and consist of the following:

Property	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2020	December 31, 2019
140 Park Avenue	March 1, 2021	Fixed	3.00%	$22,800	$22,800
Monument IV at Worldgate	February 1, 2023	Fixed	3.13	40,000	40,000
Aurora Distribution Center	June 1, 2023	Fixed	3.39	13,716	13,850
180 N Jefferson	July 1, 2023	Fixed	3.89	45,000	45,000
Grand Lakes Marketplace	October 1, 2023	Fixed	4.20	23,900	23,900
Oak Grove Plaza	February 1, 2024	Fixed	4.17	9,154	9,384
Charlotte Distribution Center	September 1, 2024	Fixed	3.66	9,556	9,764
Genesee Plaza	January 1, 2025	Fixed	4.30	40,221	41,114
Jory Trail at the Grove	February 1, 2025	Fixed	3.81	43,600	44,250
Skokie Commons	June 1, 2025	Fixed	3.31	24,120	24,400
DFW Distribution Center	June 1, 2025	Fixed	3.23	17,720	17,720
AQ Rittenhouse	September 1, 2025	Fixed	3.65	26,370	26,370
Timberland Town Center	October 1, 2025	Fixed	4.07	20,746	21,220
Whitestone Market	December 1, 2025	Fixed	3.58	25,750	25,750
Maui Mall	June 1, 2026	Fixed	3.64	37,122	37,894
Rancho Temecula Town Center	July 1, 2026	Fixed	4.02	28,000	28,000
Dylan Point Loma	September 1, 2026	Fixed	3.83	40,500	40,500
Lane Parke Apartments	November 1, 2026	Fixed	3.18	37,000	37,000
San Juan Medical Center (1)	October 1, 2027	Fixed	3.35	16,730	—
The District at Howell Mill	March 1, 2027	Fixed	5.30	29,638	30,378
Stonemeadow Farms	August 1, 2029	Fixed	3.62	45,000	45,000
Presley Uptown	November 1, 2029	Fixed	3.25	30,000	30,000
Reserve at Johns Creek	December 1, 2029	Fixed	3.58	26,000	26,000
Summit at San Marcos (2)	May 1, 2030	Fixed	3.28	35,900	—
Mason Mill Distribution Center (3)	October 1, 2030	Fixed	3.25	17,500	—
The Penfield (4) (5)	October 1, 2030	Fixed	2.50	35,500	36,977
Villas at Legacy (6)	January 1, 2031	Fixed	2.53	29,500	—
Townlake of Coppell	June 1, 2020	Fixed	3.25	—	28,514
Suwanee Distribution Center (7)	October 1, 2020	Fixed	3.66	—	19,100
South Seattle Distribution Center	March 1, 2024	Fixed	4.38	—	18,250
Term loans	May 25, 2023	Fixed	3.10	100,000	100,000
TOTAL				$871,043	$843,135
Net debt discount on assumed debt and debt issuance costs				(2,941)	(6,317)
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$868,102	$836,818

South Seattle Distribution Center (8)				$17,873	$—
MORTGAGE NOTES AND OTHER DEBT PAYABLE OF HELD FOR SALE PROPERTY				$17,873	$—
________
(1)    On October 14, 2020, we entered into a $16,730 mortgage payable on San Juan Medical Center. The mortgage note is interest only at a rate of 3.35% and matures on October 13, 2027.
(2)    On March 31, 2020, we entered into a $35,900 mortgage payable on Summit at San Marcos. The mortgage note is interest only at a rate of 3.28% and matures on May 1, 2030.

(3)    On October 2, 2020, we entered into a $17,500 mortgage payable on Mason Mill. The mortgage note is interest only at a rate of 3.25% and matures on October 1, 2030.
(4)    On September 29, 2020, we repaid the mortgage note payable related to The Penfield in the amount of $37,957.
(5)    On October 30, 2020, we entered into a $35,500 mortgage payable on The Penfield. The mortgage note is interest only at a rate of 2.50% and matures on October 1, 2030.
(6)    On December 29, 2020, we entered into a $29,500 mortgage payable on Villas at Legacy. The mortgage note has an interest rate of 2.53% and matures on January 1, 2031.
(7)    On August 27, 2020, we repaid the mortgage note payable related to Suwanee Distribution Center in the amount of $19,315.
(8)    The loan associated with this property was designated as held for sale on November 11, 2020. The property associated with this loan was sold on January 8, 2021 and the loan was repaid.

We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows as of December 31, 2020:

Property	Debt Premium (Discount)	Effective Interest Rate
The District at Howell Mill	$(1,226)	6.34%
Timberland Town Center	483	3.34
Jory Trail at the Grove	(106)	3.94
Genesee Plaza	1,313	4.30
Net debt premium on assumed debt	$464
Aggregate future principal payments of mortgage notes payable, excluding the property classified as held for sale as of December 31, 2020, are as follows:

Year	Amount
2021	$28,443
2022	6,856
2023	228,896
2024	23,889
2025	191,221
Thereafter	391,738
Total	$871,043

Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $1,642,000 and $1,574,000 at December 31, 2020 and 2019, respectively, have been pledged as collateral, and are not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, cash from future property operations and capital from the proceeds of the Second Extended Public Offering.

Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan (the “ First Term Loan”). On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year term loan maturing on May 26, 2022 (the "Second Term Loan"). We collectively refer to the First Term Loan and Second Term Loan as the "Term Loans". On December 12, 2018, we expanded and extended our Credit Facility to provide for a borrowing capacity of $400,000, by increasing our Revolving Line of Credit to $300,000 with a new maturity date of May 25, 2021. We also extended our Term Loans by one year with new maturity dates of May 25, 2023. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 25, 2021 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2020, we believe no material adverse effects had occurred.
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
At December 31, 2020, we had nothing outstanding under the Revolving Line of Credit and $100,000 outstanding under the Term Loans at LIBOR + 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at December 31, 2020). At December 31, 2019, we had nothing outstanding under the Revolving Line of Credit and $100,000 outstanding under the Term Loans.
Covenants
At December 31, 2020, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at December 31, 2020 and December 31, 2019 were $6,749 and $5,993, respectively.

NOTE 6—COMMON STOCK AND OP UNITS
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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the years ending December 31, 2020, 2019 and 2018 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2017	69,482,276	37,913,989	10,957,660	7,421,466	7,531,714
Issuance of common stock	4,284,748	4,088,453	310,104	2,818,312	—
Repurchase of shares	(2,579,302)	(2,133,312)	(184,730)	(513,111)	(1,261,235)
Stock based compensation	—	—	—	11,419	—
Balance, December 31, 2018	71,187,722	39,869,130	11,083,034	9,738,086	6,270,479
Issuance of common stock	20,389,402	5,356,380	462,451	11,379,814	—
Repurchase of shares	(3,271,008)	(4,889,772)	(453,781)	(73,227)	(1,312,564)
Stock based compensation	—	—	—	11,298	—
Stock conversion	(298,395)	(1,298,968)	61,863	1,533,628	—
Balance, December 31, 2019	88,007,721	39,036,770	11,153,567	22,589,599	4,957,915
Issuance of common stock	13,533,380	2,453,336	314,149	12,417,353	—
Repurchase of shares	(11,333,773)	(5,009,716)	(1,878,636)	(3,150,763)	—
Stock based compensation	—	—	—	16,000	—
Share conversions	(536,232)	(868,234)	27,219	1,374,812	—
Balance, December 31, 2020	89,671,096	35,612,156	9,616,299	33,247,001	4,957,915

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the years ending December 31, 2020, 2019 and 2018 were as follows:

	December 31, 2020		December 31, 2019		December 31, 2018
	# of shares	$ Amount	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	13,533,380	$164,020	20,389,402	$250,822	4,284,748	$51,405
Class M Shares	2,453,336	29,258	5,356,380	65,332	4,088,453	48,649
Class A-I Shares	314,149	3,736	462,451	5,674	310,104	3,677
Class M-I Shares	12,433,353	149,090	11,391,112	139,143	2,829,731	33,825
Total		$346,104		$460,971		$137,556

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. We have made repurchases according to our share repurchase plan as following:

Year ending December 31,	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total Dollar of Repurchases
2018	2,579,302	2,133,312	184,730	513,111	1,261,235	$79,177
2019	3,271,008	4,889,772	453,781	73,227	1,312,564	121,822
2020	11,333,773	5,009,716	1,878,636	3,150,763	—	255,355

Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the year ended December 31, 2020, we issued 5,653,314 shares of common stock for $66,990 under the distribution reinvestment plan. For the year ended December 31, 2019, we issued 4,133,544 shares of common stock for $50,309 under the distribution reinvestment plan. For the year ended December 31, 2018, we issued 3,363,570 shares of common stock for $39,733 under the distribution reinvestment plan.
Operating Partnership Units
In connection with the acquisition of Siena Suwanee Town Center, we issued 1,217,092 OP Units to third parties for a total of $14,252. Each OP Unit is redeemable at the option of the holder after a hold period of one year. Holders of OP Units have certain redemption rights which enable them to cause our operating partnership to redeem their units in exchange for cash equal to the unit price upon exercising or for shares of our common stock.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 170,613,298, 151,179,459 and 135,051,377 for the years ended December 31, 2020, 2019 and 2018, respectively. We have no dilutive or potentially dilutive securities.
We compute net income per share for Class A, Class M, Class A-I, Class M-I, and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 9-Related Party Transactions) which may impact the net income of each class of common stock differently. The calculated performance component for the years ended December 31, 2020, 2019 and 2018, and the impact on each class of common stock, are shown below. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock.
Basic and diluted net income per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. We have not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income per share for a given class of common stock is the same for each period presented.

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I, and Class D common stock:

	Year Ended December 31, 2020
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net loss per share before performance fee	$(23,259)	$(9,465)	$(2,598)	$(7,405)	$(1,279)
Allocation of performance fee	—	—	—	—	—
Total	$(23,259)	$(9,465)	$(2,598)	$(7,405)	$(1,279)
Weighted average number of common shares outstanding	90,176,584	36,694,995	10,073,075	28,710,729	4,957,915
Basic and diluted net income per share:	$(0.26)	$(0.26)	$(0.26)	$(0.26)	$(0.26)

	Year Ended December 31, 2019
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$52,118	$26,958	$7,315	$9,987	$3,555
Allocation of performance fee	—	—	—	—	—
Total	$52,118	$26,958	$7,315	$9,987	$3,555
Weighted average number of common shares outstanding	78,844,620	40,782,711	11,066,621	15,108,522	5,376,985
Basic and diluted net income per share:	$0.66	$0.66	$0.66	$0.66	$0.66

	Year Ended December 31, 2018
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$13,806	$7,680	$2,161	$1,583	$1,412
Allocation of performance fee	279	444	123	137	92
Total	$13,527	$7,236	$2,038	$1,446	$1,320
Weighted average number of common shares outstanding	69,988,405	38,929,773	10,955,834	8,021,665	7,155,700
Basic and diluted net income per share:	$0.19	$0.19	$0.19	$0.18	$0.18

Distributions Declared
The distributions declared per share for each of our classes of common stock for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/25/2020	$0.13500	$0.11211	$0.12649	$0.12681	$0.13500	$0.13500
6/24/2020	0.13500	0.11239	0.12683	0.12753	0.13500	0.13500
9/24/2020	0.13500	0.11282	0.12661	0.12632	0.13500	0.13500
12/23/2020	0.13500	0.11280	0.12719	0.12715	0.13500	0.13500
Total	$0.54000	$0.45012	$0.50712	$0.50781	$0.54000	$0.54000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/28/2019	$0.13500	$0.11216	$0.12662	$0.12653	$0.13500	$0.13500
6/27/2019	0.13500	0.11214	0.12643	0.12653	0.13500	0.13500
9/27/2019 (2)	0.17500	0.15184	0.16642	0.16660	0.17500	0.17500
12/30/2019	0.13500	0.11189	0.12600	0.12674	0.13500	0.13500
Total	$0.58000	$0.48803	$0.54547	$0.54640	$0.58000	$0.58000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/28/2018	$0.13000	$0.10170	$0.12175	$0.12168	$0.12867	$0.13000
6/28/2018	0.13000	0.10687	0.12159	0.12163	0.13000	0.13000
9/27/2018	0.13000	0.10673	0.12149	0.12155	0.13000	0.13000
12/28/2018	0.13000	0.10652	0.12141	0.12145	0.13000	0.13000
Total	$0.52000	$0.42182	$0.48624	$0.48631	$0.51867	$0.52000
________
(1)     Distributions paid are net of dealer manager fees applicable to each share class.
(2)    Includes a special dividend of $0.04 per share.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Second Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Second Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Second Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Second Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2020 and December 31, 2019, LaSalle had paid $1,138 and $1,775, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

NOTE 7—DST PROGRAM
On October 16, 2019, we, through our operating partnership, initiated the DST Program to raise up to $500,000 in private placements through the sale of beneficial interests in specific Delaware statutory trusts (“DST”) holding DST Properties, which may be sourced from our existing portfolio or from newly acquired properties sourced from third parties. Each DST Property will be leased back by a wholly owned subsidiary of our operating partnership on a long-term basis of up to ten years pursuant to a master lease agreement. The master lease agreements are expected to be guaranteed by our operating partnership. As compensation for the master lease guarantee, our operating partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors at any time after two years from the closing of the applicable DST offering in exchange for OP Units or cash, at our discretion.
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs incurred for services provided to the DST totaling $5 are accounted for as deferred loan costs and are netted against the financing obligation.
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
As of December 31, 2020, we sold approximately $155,865 of interests related to the DST Program. As of December 31, 2020, the following properties are included in our DST Program:
•The Reserve at Johns Creek
•Summit at San Marcos
•Mason Mill Distribution Center
•San Juan Medical Center
•The Penfield
•Milford Crossing
•Villas at Legecy
NOTE 8—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties, excluding those classified as held for sale, based on operating leases in place at December 31, 2020 are as follows:

Year	Amount
2021	$137,772
2022	103,116
2023	88,953
2024	76,376
2025	65,651
Thereafter	196,674
Total	$668,542
Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the years ended December 31, 2020, 2019 and 2018, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the decrease in rents from 2021 future rents to 2022 is related to our apartment properties which generally have a one year lease life.

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
The fixed advisory fees for the years ended December 31, 2020, 2019 and 2018 were $25,274, $23,026 and $20,052 respectively. The performance fees for the years ended December 31, 2020, 2019 and 2018 were $0, $0 and $1,075 respectively. Included in Advisor fees payable for the year ended December 31, 2020 and 2019 were $2,122 and $2,169 of fixed fee expense, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the years ended December 31, 2020, 2019 and 2018, JLL Americas was paid $741, $1,608 and $956, respectively, for property management and leasing services. During the year ended December 31, 2020, we paid JLL Americas $75 in brokerage fees for the sale of 24823 Anza Drive and $133 in mortgage brokerage fees related to the mortgage note payable for Villas at Legacy. During the year ended December 31, 2019, we paid JLL Americas $203 in mortgage brokerage fees related to the mortgage note payable for Stonemeadow Farms and $146 in mortgage brokerage fees related to the mortgage note payable for Presley Uptown.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the years ended December 31, 2020, 2019 and 2018, we paid the Dealer Manager selling commissions and dealer manager fees totaling $11,303, $12,203 and $9,113, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs at December 31, 2020 and 2019 were $105,770 and $93,450 of future dealer manager fees payable, respectively.
As of December 31, 2020 and 2019, we owed $1,138 and $1,775, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the dealer manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the year ended December 31, 2020 and 2019, our taxable REIT subsidiary paid $1,917 and $0, respectively, to the Dealer Manager. In addition, the dealer manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total equity of each outstanding unit of beneficial interest for such day, payable by the Delaware statutory trusts; (b) 0.85% of the NAV of each outstanding Class A OP Unit for such day issued in connection with the FMV Option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share for such day issued in connection with the Redemption Right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M, and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the year ended December 31, 2020 and 2019, the Delaware statutory trusts paid $100 and $0, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each Delaware statutory trust may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such Delaware statutory trust. For the years ended December 31, 2020 and 2019, the Delaware statutory trusts paid $62 and $0, respectively, in management fees to our Advisor in connection with the DST Program.

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

NOTE 11—SEGMENT REPORTING
We have five operating segments: apartment, industrial, office, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income from operations for the years ended December 31, 2020, 2019 and 2018:

Year Ended December 31, 2020	Apartments	Industrial	Office	Retail	Other	Total
Assets	$788,060	$659,870	$277,556	$577,588	$22,134	$2,325,208

Capital expenditures by segment	$4,346	$4,673	$2,589	$1,803	$119	$13,530

Revenues:
Rental revenue	$63,948	$49,743	$27,239	$45,417	$294	$186,641
Other revenue	3,474	323	1,313	572	1,298	6,980
Total revenues	$67,422	$50,066	$28,552	$45,989	$1,592	$193,621
Operating expenses:
Real estate taxes	$11,476	$8,218	$3,396	$6,193	$382	$29,665
Property operating	19,643	4,121	5,938	7,583	714	37,999
Total segment operating expenses	$31,119	$12,339	$9,334	$13,776	$1,096	$67,664

Reconciliation to net income
Property general and administrative						4,318
Advisor fees						25,274
Company level expenses						2,936
Depreciation and amortization						75,603
Total operating expenses						$175,795
Other income and (expenses):
Interest expense						$(40,668)
Loss from unconsolidated real estate affiliates and fund investment						(19,451)
Loss on disposition of property and extinguishment of debt						(1,772)
Total other income and (expenses)						$(61,891)
Net loss						$(44,065)

Reconciliation to total consolidated assets as of December 31, 2020
Assets per reportable segments (1)						$2,325,208
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						333,391
Total consolidated assets						$2,658,599
________
(1)     Includes $34,505 of Industrial segment asset classified as held for sale as of December 31, 2020.

Year Ended December 31, 2019	Apartments	Industrial	Office	Retail	Other	Total
Assets	$797,923	$587,321	$225,352	$549,918	$22,350	$2,182,864

Capital expenditures by segment	$7,510	$5,162	$584	$6,602	$16	$19,874

Revenues:
Rental revenue	$57,069	$45,166	$18,918	$45,699	$318	$167,170
Other revenue	3,179	469	529	728	2,204	7,109
Total revenues	$60,248	$45,635	$19,447	$46,427	$2,522	$174,279
Operating expenses:
Real estate taxes	$10,120	$7,395	$1,985	$5,063	$449	$25,012
Property operating	16,465	3,701	3,677	7,117	823	31,783
Total segment operating expenses	$26,585	$11,096	$5,662	$12,180	$1,272	$56,795

Reconciliation to net income
Property general and administrative						1,659
Advisor fees						23,026
Company level expenses						3,201
Depreciation and amortization						67,348
Total operating expenses						$152,029
Other income and (expenses):
Interest expense						$(36,185)
Income from unconsolidated real estate affiliates and fund investments						7,066
Gain on disposition of property and extinguishment of debt						106,871
Total other income and (expenses)						$77,752
Net income						$100,002

Reconciliation to total consolidation assets as of December 31, 2019
Assets per reportable segments						$2,182,864
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						348,645
Total consolidated assets						$2,531,509

Year Ended December 31, 2018	Apartments	Industrial	Office	Retail	Other	Total

Capital expenditures by segment	$7,186	$1,906	$250	$3,956	$90	$13,388

Revenues:
Rental revenue	$48,152	$40,290	$29,791	$46,168	$305	$164,706
Other income	2,834	4	201	549	2,218	5,806
Total revenues	$50,986	$40,294	$29,992	$46,717	$2,523	$170,512
Operating expenses:
Real estate taxes	$8,576	$7,714	$2,884	$5,705	$512	$25,391
Property operating	14,087	3,163	6,021	7,250	730	31,251
Total segment operating expenses	$22,663	$10,877	$8,905	$12,955	$1,242	$56,642

Reconciliation to net income
Property general and administrative						918
Advisor fees						21,127
Company level expenses						2,718
Depreciation and amortization						62,037
Total operating expenses						$143,442
Other income and (expenses):
Interest expense						$(33,135)
Income from unconsolidated real estate affiliates and fund investments						2,004
Gain on disposition of property and extinguishment of debt						29,665
Total other income and (expenses)						$(1,466)
Net income						$25,604

NOTE 12—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020	Three Months Ended December 31, 2020
Total revenues	$48,660	$46,916	$49,037	$49,008
Net loss	(18,529)	(8,216)	(10,113)	(7,207)
Net loss attributable to Jones Lang LaSalle Income Property Trust, Inc.	(18,549)	(8,204)	(10,122)	(7,131)
Net loss attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$(0.11)	$(0.05)	$(0.06)	$(0.04)
Class M	(0.11)	(0.05)	(0.06)	(0.04)
Class A-I	(0.11)	(0.05)	(0.06)	(0.04)
Class M-I	(0.11)	(0.05)	(0.06)	(0.04)
Class D	(0.11)	(0.05)	(0.06)	(0.04)

Weighted average common stock outstanding-basic and diluted	172,744,239	170,103,439	169,289,415	170,333,718

	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019	Three Months Ended December 31, 2019
Total revenues	$41,129	$40,875	$44,785	$47,490
Net income (loss)	106,735	(2,950)	(4,851)	1,068
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	106,736	(2,963)	(4,882)	1,042
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$0.76	$(0.02)	$(0.03)	$0.01
Class M	0.76	(0.02)	(0.03)	0.01
Class A-I	0.76	(0.02)	(0.03)	0.01
Class M-I	0.76	(0.02)	(0.03)	0.01
Class D	0.76	(0.02)	(0.03)	0.01

Weighted average common stock outstanding-basic and diluted	139,744,220	146,009,775	154,940,895	163,718,210
All significant fluctuations between the quarters are attributable to acquisitions and dispositions made in 2020 and 2019.
NOTE 13—SUBSEQUENT EVENTS
On January 8, 2021, we sold South Seattle Distribution Center, a 323,000 square foot industrial property located in Seattle, Washington for approximately $72,600 less closing costs and the loan of $17,841 was repaid. We recorded a gain on the sale of the property in the amount of approximately $34,000.
On January 21, 2021, we acquired Louisville Distribution Center, a 1,040,000 square foot industrial property located in Shepherdsville, Kentucky for approximately $95,000. The acquisition was funded with cash on hand.
On February 2, 2021, we acquired 170 Park Ave, a 147,000 square foot medical office property located in Florham Park, New Jersey for approximately $46,600. The acquisition was funded with cash on hand.
On February 23, 2021, we acquired Southeast Phoenix Distribution Center, a 474,000 square foot industrial distribution center located in Chandler, Arizona for approximately $91,000. The acquisition was funded with cash on hand.
On March 9, 2021, our board of directors approved a gross dividend for the first quarter of 2021 of $0.135 per share to stockholders and OP Unit holders of record as of March 25, 2021. The dividend will be paid on or around March 30, 2021. Class A, Class M, Class A-I, Class M-I and Class D stockholders and Class M-I OP Unit holders will receive $0.135 per share or OP Unit, less applicable class-specific fees, if any.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Apartment Properties:
The Edge at Lafayette—Lafayette, LA	$—	$1,782	$23,266	$—	$(1,263)	$—	$1,782	$22,003	$23,785
Townlake of Coppell—Coppell, TX	—	8,444	36,805	—	3,485	—	8,444	40,290	48,734
AQ Rittenhouse—Philadelphia, PA	26,370	11,000	39,963	—	(279)	—	11,000	39,684	50,684
Lane Park Apartments—Mountain Brook, AL	37,000	5,100	66,428	—	1,612	—	5,100	68,040	73,140
Dylan Point Loma—San Diego, CA	40,500	19,000	70,860	—	276	—	19,000	71,136	90,136
The Penfield—St. Paul, MN	35,500	8,021	52,713	—	1,100	—	8,021	53,813	61,834
180 North Jefferson—Chicago, IL	45,000	18,588	75,435	—	7,021	—	18,588	82,456	101,044
Jory Trail at the Grove—Wilsonville, OR	43,600	7,877	64,369	—	3,696	—	7,877	68,065	75,942
The Reserve at Johns Creek Walk—Johns Creek, GA	26,000	7,552	38,025	—	607	—	7,552	38,632	46,184
Villas at Legacy—Plano, TX	29,500	6,888	48,504	—	3,384	—	6,888	51,888	58,776
Stonemeadow Farms - Bothell, WA	45,000	14,000	65,535	—	1,177	—	14,000	66,712	80,712
Summit at San Marcos - Chandler, AZ	35,900	6,401	63,335	—	(30)	—	6,401	63,305	69,706
Presley Uptown - Charlotte, NC	30,000	7,390	46,479	—	126	—	7,390	46,605	53,995
Total Apartment Properties	394,370	122,043	691,717	—	20,912	—	122,043	712,629	834,672

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	—	2,656	12,836	(293)	296	—	2,363	13,132	15,495
Norfleet Distribution Center—Kansas City, MO	—	2,134	31,397	(205)	(1,937)	—	1,929	29,460	31,389
Suwanee Distribution Center—Suwanee, GA	—	6,155	27,598	—	101	—	6,155	27,699	33,854
Grand Prairie Distribution Center—Grand Prairie, TX	—	2,100	12,478	—	404	—	2,100	12,882	14,982
Charlotte Distribution Center—Charlotte, NC	9,556	5,381	15,002	—	372	—	5,381	15,374	20,755
4050 Corporate Drive—Grapevine, TX	12,147	5,200	18,327	—	291	—	5,200	18,618	23,818
4055 Corporate Drive—Grapevine, TX	5,573	2,400	12,377	—	1,482	—	2,400	13,859	16,259
2501-2575 Allan Drive—Elk Grove, IL	—	4,300	10,926	—	739	—	4,300	11,665	15,965
2601-2651 Allan Drive—Elk Grove, IL	—	2,600	7,726	—	150	—	2,600	7,876	10,476
1300 Michael Drive—Wood Dale, IL	—	1,900	6,770	—	258	—	1,900	7,028	8,928
1350 Michael Drive—Wood Dale, IL	—	1,500	5,059	—	171	—	1,500	5,230	6,730
1225 Michael Drive—Wood Dale, IL	—	2,600	7,149	—	105	—	2,600	7,254	9,854
200 Lewis Drive—Wood Dale, IL	—	1,100	4,165	—	167	—	1,100	4,332	5,432
1301-1365 Mittel Boulevard—Chicago, IL	—	2,700	5,473	—	141	—	2,700	5,614	8,314
Tampa Distribution Center- Tampa, FL	—	3,507	22,485	—	84	—	3,507	22,569	26,076
Aurora Distribution Center- Aurora, IL	13,716	9,861	14,646	—	—	—	9,861	14,646	24,507
28150 West Harrison Parkway- Valencia, CA	—	2,760	8,899	—	—	—	2,760	8,899	11,659
28145 West Harrison Parkway- Valencia, CA	—	3,468	10,111	—	19	—	3,468	10,130	13,598

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
28904 Avenue Paine- Valencia, CA	—	3,812	10,535	—	173	—	3,812	10,708	14,520
25045 Avenue Tibbitts- Santa Clarita, CA	—	4,087	13,224	—	267	—	4,087	13,491	17,578
6000 Giant Road- Richmond, CA	—	11,572	26,556	—	31	—	11,572	26,587	38,159
6015 Giant Road- Richmond, CA	—	10,468	24,127	—	(1,004)	—	10,468	23,123	33,591
6025 Giant Road- Richmond, CA	—	2,700	4,167	—	497	—	2,700	4,664	7,364
Mason Mill Distribution Center—Buford, GA	17,500	3,406	23,312	—	(123)	—	3,406	23,189	26,595
Fremont Distribution Center - Fremont, CA	—	29,427	7,024	—	1,602	—	29,427	8,626	38,053
3324 Trinity Boulevard - Grand Prairie, TX	—	3,215	11,255	—	(13)	—	3,215	11,242	14,457
Taunton Distribution Center - Taunton, MA	—	2,000	21,589	—	145	—	2,000	21,734	23,734
Chandler Distribution Center - Chandler, AZ	—	3,803	24,095	—	15	—	3,803	24,110	27,913
Fort Worth Distribution Center--Fort Worth, TX	—	3,059	21,053	—	28	—	3,059	21,081	24,140
4993 Anson Boulevard--Whitestown, IN	—	2,197	20,224	—	3	—	2,197	20,227	22,424
5102 E 500 South--Whitestown, IN	—	3,460	28,049	—	5	—	3,460	28,054	31,514
Total Industrial Properties	58,492	145,528	468,634	(498)	4,469	—	145,030	473,103	618,133

Office Properties:
Monument IV at Worldgate—Herndon, VA	40,000	5,186	57,013	—	20,054	—	5,186	77,067	82,253
140 Park Avenue—Florham Park, NJ	22,800	3,162	34,784	—	(4)	—	3,162	34,780	37,942
San Juan Medical Center- San Juan Capistrano, CA	16,730	9,807	13,303	—	1,002	—	9,807	14,305	24,112
Genesee Plaza - San Deigo, CA	40,221	8,222	73,964	—	464	—	8,222	74,428	82,650
Fountainhead Corporate Park--Tempe, AZ	—	5,942	36,301	—	1,516	—	5,942	37,817	43,759
Total Office Properties	119,751	32,319	215,365	—	23,032	—	32,319	238,397	270,716

Retail Properties:
The District at Howell Mill—Atlanta, GA	29,638	10,000	56,040	—	5,508	—	10,000	61,548	71,548
Grand Lakes Marketplace—Katy, TX	23,900	5,215	34,770	—	87	—	5,215	34,857	40,072
Oak Grove Plaza—Sachse, TX	9,154	4,434	18,869	—	666	—	4,434	19,535	23,969
Rancho Temecula Town Center—Temecula, CA	28,000	14,600	41,180	—	1,165	—	14,600	42,345	56,945
Skokie Commons—Skokie, IL	24,120	8,859	25,705	891	179	—	9,750	25,884	35,634
Whitestone Market—Austin, TX	25,750	7,000	39,868	—	421	—	7,000	40,289	47,289
Maui Mall—Maui, HI	37,122	44,257	39,454	(1)	10,832	—	44,256	50,286	94,542
Silverstone Marketplace—Scottsdale, AZ	—	8,012	33,771	—	25	—	8,012	33,796	41,808
Kierland Village Center—Scottsdale, AZ	—	7,037	26,693	—	212	—	7,037	26,905	33,942
Timberland Town Center—Beaverton, OR	20,746	6,083	33,826	—	281	—	6,083	34,107	40,190
Montecito Marketplace—Las Vegas, NV	—	11,410	45,212	—	207	—	11,410	45,419	56,829
Milford Crossing--Milford, MA	—	1,124	30,869	—	(163)	—	1,124	30,706	31,830

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Total Retail Properties	198,430	128,031	426,257	890	19,420	—	128,921	445,677	574,598

Other Properties:
South Beach Parking Garage—Miami, FL	—	—	21,467	—	750	—	—	22,217	22,217
Total Other Properties	—	—	21,467	—	750	—	—	22,217	22,217

Total Consolidated Properties:	$771,043	$427,921	$1,823,440	$392	$68,583	$—	$428,313	$1,892,023	$2,320,336

Properties Held for Sale:
3800 1st Avenue South —Seattle, WA	9,066	7,238	9,673	500	297	—	7,738	9,970	17,708
3844 1st Avenue South—Seattle, WA	5,653	5,563	6,031	385	185	—	5,948	6,216	12,164
3601 2nd Avenue South—Seattle, WA	3,154	2,774	3,365	192	104	—	2,966	3,469	6,435
Total Properties Held for Sale	$17,873	$15,575	$19,069	$1,077	$586	$—	$16,652	$19,655	$36,307
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $2,330,580 and $301,026, respectively.

(1)Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Apartment Properties:
The Edge at Lafayette—Lafayette, LA	$(5,798)	2007	1/15/2008	50 years
Townlake of Coppell—Coppell, TX	(7,302)	1986	5/22/2015	40 years
AQ Rittenhouse—Philadelphia, PA	(4,486)	2015	7/30/2015	50 years
Lane Park Apartments—Mountain Brook, AL	(7,180)	2014	5/26/2016	50 years
Dylan Point Loma—San Diego, CA	(7,079)	2016	8/9/2016	50 years
The Penfield—St. Paul, MN	(4,970)	2013	9/22/2016	50 years
180 North Jefferson—Chicago, IL	(9,238)	2004	12/1/2016	40 years
Jory Trail at the Grove—Wilsonville, OR	(5,748)	2012	7/14/2017	50 years
The Reserve at Johns Creek Walk—Johns Creek, GA	(3,456)	2007	7/28/2017	40 years
Villas at Legacy—Plano, TX	(4,049)	1999	6/6/2018	40 years
Stonemeadow Farms - Bothell, WA	(2,956)	1999	5/13/2019	40 years
Summit at San Marcos - Chandler, AZ	(2,345)	2018	7/31/2019	50 years
Presley Uptown - Charlotte, NC	(1,406)	2016	9/30/2019	50 years
Total Apartment Properties	(66,013)

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	(4,010)	2002	6/30/2005	50 years
Norfleet Distribution Center—Kansas City, MO	(8,441)	2007	2/27/2007	50 years
Suwanee Distribution Center—Suwanee, GA	(4,185)	2012	6/28/2013	50 years
Grand Prairie Distribution Center—Grand Prairie, TX	(1,765)	1980	12/18/2013	40 years
Charlotte Distribution Center—Charlotte, NC	(2,513)	2013	1/22/2014	50 years
4050 Corporate Drive—Grapevine, TX	(2,603)	1991	6/27/2014	40 years
4055 Corporate Drive—Grapevine, TX	(2,032)	1996	4/15/2015	40 years
2501-2575 Allan Drive—Elk Grove, IL	(1,684)	1996	4/15/2015	40 years
2601-2651 Allan Drive—Elk Grove, IL	(1,069)	1985	9/30/2015	40 years
1300 Michael Drive—Wood Dale, IL	(920)	1985	9/30/2015	40 years
1350 Michael Drive—Wood Dale, IL	(701)	1985	9/30/2015	40 years
1225 Michael Drive—Wood Dale, IL	(950)	1985	9/30/2015	40 years
200 Lewis Drive—Wood Dale, IL	(857)	1985	9/30/2015	40 years
1301-1365 Mittel Boulevard—Chicago, IL	(734)	1985	9/30/2015	40 years
Tampa Distribution Center- Tampa, FL	(2,695)	1985	9/30/2015	40 years
Aurora Distribution Center- Aurora, IL	(1,343)	2009	4/11/2016	40 years
28150 West Harrison Parkway- Valencia, CA	(1,001)	2016	5/19/2016	50 years
28145 West Harrison Parkway- Valencia, CA	(1,150)	1997	6/29/2016	40 years
28904 Avenue Paine- Valencia, CA	(1,232)	1997	6/29/2016	40 years
25045 Avenue Tibbitts- Santa Clarita, CA	(1,512)	1988	6/29/2016	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
6000 Giant Road- Richmond, CA	(2,302)	1988	6/29/2016	40 years
6015 Giant Road- Richmond, CA	(1,995)	2016	9/8/2016	50 years
6025 Giant Road- Richmond, CA	(343)	2016	9/8/2016	50 years
Mason Mill Distribution Center—Buford, GA	(1,398)	2016	12/29/2016	50 years
Fremont Distribution Center - Fremont, CA	(386)	1991	3/29/2019	40 years
3324 Trinity Boulevard - Grand Prairie, TX	(445)	2015	5/31/2019	40 years
Taunton Distribution Center - Taunton, MA	(640)	2016	8/23/2019	50 years
Chandler Distribution Center - Chandler, AZ	(523)	2016	12/5/2019	50 years
Fort Worth Distribution Center--Fort Worth, TX	(70)	2020	10/23/2020	50 years
4993 Anson Boulevard--Whitestown, IN	(34)	2020	12/11/2020	50 years
5102 E 500 South--Whitestown, IN	(47)	2020	12/11/2020	50 years
Total Industrial Properties	(49,580)

Office Properties:
Monument IV at Worldgate—Herndon, VA	(30,081)	2001	8/27/2004	50 years
140 Park Avenue—Florham Park, NJ	(3,478)	2015	12/21/2015	50 years
San Juan Medical Center- San Juan Capistrano, CA	(1,471)	2015	4/1/2016	50 years
Genesee Plaza - San Deigo, CA	(2,825)	1983	7/2/2019	40 years
Fountainhead Corporate Park--Tempe, AZ	(896)	1985	2/6/2020	40 years
Total Office Properties	(38,751)

Retail Properties:
The District at Howell Mill—Atlanta, GA	(16,554)	2006	6/15/2007	50 years
Grand Lakes Marketplace—Katy, TX	(5,121)	2012	9/17/2013	50 years
Oak Grove Plaza—Sachse, TX	(3,541)	2003	1/17/2014	40 years
Rancho Temecula Town Center—Temecula, CA	(7,131)	2007	6/16/2014	40 years
Skokie Commons—Skokie, IL	(2,952)	2015	5/15/2015	50 years
Whitestone Market—Austin, TX	(5,383)	2003	9/30/2015	40 years
Maui Mall—Maui, HI	(7,496)	1971	12/22/2015	40 years
Silverstone Marketplace—Scottsdale, AZ	(2,990)	2015	7/27/2016	50 years
Kierland Village Center—Scottsdale, AZ	(2,894)	2001	9/30/2016	40 years
Timberland Town Center—Beaverton, OR	(2,953)	2015	9/30/2016	50 years
Montecito Marketplace—Las Vegas, NV	(3,901)	2007	8/8/2017	50 years
Milford Crossing--Milford, MA	(553)	2017	1/29/2020	50 years
Total Retail Properties	(61,469)

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Other Properties:
South Beach Parking Garage—Miami, FL	(4,020)	2001	1/28/2014	40 years
Total Other Properties	(4,020)

Total Consolidated Properties:	$(219,833)

Properties Held for Sale:
3800 1st Avenue South —Seattle, WA	(1,734)	2005	12/18/2013	40 years
3844 1st Avenue South—Seattle, WA	(1,081)	1968	12/18/2013	40 years
3601 2nd Avenue South—Seattle, WA	(603)	1949	12/18/2013	40 years
Total Properties Held for Sale	$(3,418)

Reconciliation of Real Estate

Consolidated Properties	2020	2019	2018
Balance at beginning of year	$2,200,514	$1,797,585	$1,854,297
Additions	161,947	404,353	67,513
Assets sold/ written off	(5,817)	(1,424)	(2,214)
Reclassed as held for sale	(36,308)	—	(122,011)
Balance at close of year	$2,320,336	$2,200,514	$1,797,585
Reconciliation of Accumulated Depreciation

Consolidated Properties	2020	2019	2018
Balance at beginning of year	$176,236	$135,480	$112,132
Additions	49,134	42,180	39,833
Assets sold/ written off	(2,118)	(1,424)	(2,214)
Reclassed as held for sale	(3,419)	—	(14,271)
Balance at close of year	$219,833	$176,236	$135,480