Form 10-Q
period 2021-03-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2021-05-06
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 6, 2021 were 91,401,481 shares of Class A Common Stock, 35,006,049 shares of Class M Common Stock, 9,636,929 shares of Class A-I Common Stock, 37,303,389 shares of Class M-I Common Stock and 7,513,281 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $22,605 and $22,605, respectively)	$450,656	$428,313
Buildings and equipment (including from VIEs of $143,024 and $142,946, respectively)	2,070,267	1,892,023
Less accumulated depreciation (including from VIEs of $(23,928) and $(23,083), respectively)	(232,736)	(219,833)
Net property and equipment	2,288,187	2,100,503
Investment in unconsolidated real estate affiliates	185,296	187,890
Real estate fund investment	80,274	79,192
Investments in real estate and other assets held for sale	—	34,148
Net investments in real estate	2,553,757	2,401,733
Cash and cash equivalents (including from VIEs of $4,265 and $3,159, respectively)	41,345	84,805
Restricted cash (including from VIEs of $316 and $800, respectively)	31,435	16,629
Tenant accounts receivable, net (including from VIEs of $2,722 and $2,679, respectively)	9,897	8,680
Deferred expenses, net (including from VIEs of $495 and $516, respectively)	13,549	10,982
Acquired intangible assets, net (including from VIEs of $2,380 and $2,638, respectively)	141,834	105,206
Deferred rent receivable, net (including from VIEs of $1,118 and $1,087, respectively)	21,849	21,274
Prepaid expenses and other assets (including from VIEs of $164 and $164, respectively)	15,049	9,290
TOTAL ASSETS	$2,828,715	$2,658,599
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $81,902 and $82,033, respectively)	$914,116	$868,102
Liabilities held for sale	—	18,242
Accounts payable and other liabilities (including from VIEs of $1,302 and $1,335, respectively)	49,402	36,137
Financing obligation	206,838	155,882
Accrued offering costs	109,315	106,908
Accrued interest (including from VIEs of $295 and $296, respectively)	2,063	2,153
Accrued real estate taxes (including from VIEs of $571 and $738, respectively)	7,141	6,640
Advisor fees payable	2,227	2,122
Acquired intangible liabilities, net	29,559	14,990
TOTAL LIABILITIES	1,320,661	1,211,176
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 89,943,750 and 89,671,096 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	899	897
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 35,094,112 and 35,612,156 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	351	356
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 9,704,298 and 9,616,299 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	97	96
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 35,793,076 and 33,247,001 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	358	332
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 7,513,281 and 4,957,915 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	75	50
Additional paid-in capital (net of offering costs of $222,651 and $216,405 as of March 31, 2021 and December 31, 2020, respectively)	1,974,251	1,922,136
Distributions to stockholders	(503,381)	(481,760)
Retained earnings	15,382	(14,723)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,488,032	1,427,384
Noncontrolling interests	20,022	20,039
Total equity	1,508,054	1,447,423
TOTAL LIABILITIES AND EQUITY	$2,828,715	$2,658,599
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues:
Rental revenue	$50,731	$46,917
Other revenue	1,850	1,743
Total revenues	52,581	48,660
Operating expenses:
Real estate taxes	8,086	7,541
Property operating expenses	9,911	8,758
Property general and administrative	660	2,548
Advisor fees	6,325	6,578
Company level expenses	1,193	954
Depreciation and amortization	19,945	19,056
Total operating expenses	46,120	45,435
Other income (expenses):
Interest expense	(9,262)	(14,535)
Loss from unconsolidated real estate affiliates and fund investments	(339)	(8,927)
Gain on disposition of property and extinguishment of debt, net	33,422	1,708
Total other income and (expenses)	23,821	(21,754)
Net income (loss)	30,282	(18,529)
Less: Net income attributable to the noncontrolling interests	(177)	(20)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$30,105	$(18,549)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	0.17	(0.11)
Class M	0.17	(0.11)
Class A-I	0.17	(0.11)
Class M-I	0.17	(0.11)
Class D	0.17	(0.11)
Weighted average common stock outstanding-basic and diluted	174,765,072	172,744,239

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts (Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2020	165,745,572	$1,658	$1,860,734	$(398,939)	$29,283	$6,021	$1,498,757
Issuance of common stock	15,097,750	151	185,904	—	—	—	186,055
Repurchase of shares	(7,598,597)	(76)	(93,088)	—	—	—	(93,164)
Conversion of shares	(525)	—	—	—	—	—	—
Offering costs	—	—	(15,574)	—	—	—	(15,574)
Stock based compensation	16,000	—	192	—	—	—	192
Net (loss) income	—	—	—	—	(18,549)	20	(18,529)
Cash contributions from noncontrolling interests	—	—	—	—	—	1	1
Cash distributed to noncontrolling interests	—	—	—	—	—	(53)	(53)
Distributions declared per share ($0.135)	—	—	—	(20,936)	—	—	(20,936)
Balance, March 31, 2020	173,260,200	$1,733	$1,938,168	$(419,875)	$10,734	$5,989	$1,536,749

Balance, January 1, 2021	173,104,467	$1,731	$1,922,136	$(481,760)	$(14,723)	$20,039	$1,447,423
Issuance of common stock	8,758,984	87	102,928	—	—	—	103,015
Repurchase of shares	(3,830,592)	(38)	(44,756)	—	—	—	(44,794)
Conversion of shares	(342)	—	—	—	—	—	—
Offering costs	—	—	(6,246)	—	—	—	(6,246)
Stock based compensation	16,000	—	189	—	—	—	189
Net income	—	—	—	—	30,105	177	30,282
Cash distributed to noncontrolling interests	—	—	—	—	—	(194)	(194)
Distributions declared per share ($0.135)	—	—	—	(21,621)	—	—	(21,621)
Balance, March 31, 2021	178,048,517	$1,780	$1,974,251	$(503,381)	$15,382	$20,022	$1,508,054

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands
(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,282	$(18,529)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,630	18,933
Gain on disposition of property and extinguishment of debt	(33,422)	(1,724)
Straight line rent	(129)	216
Loss from unconsolidated real estate affiliates and fund investment	339	8,927
Distributions from unconsolidated real estate affiliates and fund investment	1,850	1,166
Net changes in assets, liabilities and other	(1,378)	8,754
Net cash provided by operating activities	17,172	17,743
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(226,925)	(101,217)
Proceeds from sale of real estate investments and fixed assets	66,992	5,372
Capital improvements and lease commissions	(3,758)	(2,455)
Investment in unconsolidated real estate affiliates	(677)	(1,130)
Deposits for investments under contract	(2,500)	—
Net cash used in investing activities	(166,868)	(99,430)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	152,181	167,750
Repurchase of shares	(44,794)	(92,082)
Offering costs	(3,840)	(5,288)
Distributions to stockholders	(7,887)	(27,562)
Distributions paid to noncontrolling interests	(194)	(53)
Contributions received from noncontrolling interests	—	1
Deposits for loan commitments	(2,093)	—
Draws on credit facility	140,000	200,000
Payment on credit facility	(100,000)	—
Proceeds from mortgage notes and other debt payable	70,030	35,900
Debt issuance costs	(436)	—
Principal payments on mortgage notes and other debt payable	(81,925)	(29,685)
Net cash provided by financing activities	121,042	248,981
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,654)	167,294
Cash, cash equivalents and restricted cash at the beginning of the period	101,434	114,022
Cash, cash equivalents and restricted cash at the end of the period	$72,780	$281,316

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows
Cash and cash equivalents	$41,345	$266,321
Restricted cash	31,435	14,995
Cash, cash equivalents and restricted cash at the end of the period	$72,780	$281,316

Supplemental disclosure of cash flow information:
Interest paid	$8,696	$8,357
Non-cash activities:
Write-offs of receivables	$(4)	$(9)
Write-offs of retired assets and liabilities	1,382	4,344
Change in liability for capital expenditures	(888)	(251)
Net liabilities transferred at disposition of real estate investment	230	63
Net liabilities assumed at acquisition	320	538
Change in issuance of common stock receivable and redemption of common stock payable	(355)	2,672
Change in accrued offering costs	2,406	10,286
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2021, we owned interests in a total of 85 properties, located in 22 states.
We own, and plan to continue to own, all or substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are the initial limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). This structure is intended to facilitate tax-deferred contributions of properties to our operating partnership in exchange for limited partnership interests in our operating partnership. A transfer of property directly to a REIT in exchange for shares of common stock of a REIT is generally a taxable transaction to the transferring property owner. In an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of March 31, 2021, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $14,242, and owned directly or indirectly 99.3% of the OP Units of our operating partnership. The remaining 0.7% of the OP Units are held by third parties.
From our inception to January 15, 2015, we raised equity proceeds through various public and private offerings of shares of our common stock. On January 16, 2015, our follow-on Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission (the "SEC") with respect to our continuous public offering (the “First Extended Public Offering”). As of July 6, 2018, the date our First Extended Public Offering terminated, we had raised aggregate gross proceeds from the sale of shares of our common stock in our First Extended Public Offering of $1,138,053.
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. In accordance with SEC rules, we extended our Second Extended Public Offering one additional year through July 6, 2021. We reserve the right to terminate the Second Extended Public Offering at any time and to further extend the Second Extended Public Offering term to the extent permissible under applicable law. As of March 31, 2021, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $961,262.
On March 3, 2015, we commenced a private offering (the "Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of March 31, 2021, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Private Offering of $98,188.
On October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of March 31, 2021, we have raised $206,471 from our DST Program.
As of March 31, 2021, 89,943,750 shares of Class A common stock, 35,094,112 shares of Class M common stock, 9,704,298 shares of Class A-I common stock, 35,793,076 shares of Class M-I common stock, and 7,513,281 shares of Class D common stock were outstanding and held by a total of 17,872 stockholders.

LaSalle acts as our advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). The term of our Advisory Agreement expires June 5, 2022, subject to an unlimited number of successive one-year renewals. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of March 31, 2021, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $29,833.
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

Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of March 31, 2021, our VIEs included The District at Howell Mill, Grand Lakes Marketplace, and Presley Uptown due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2021, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of our outside joint venture partners.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on March 12, 2021 (our “2020 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2020 audited consolidated financial statements included in our 2020 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At March 31, 2021, our restricted cash balance on our Consolidated Balance Sheets was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at March 31, 2021 and December 31, 2020 was $6,875 and $6,495, respectively.
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
The COVID-19 pandemic has had a negative impact on many of our tenant’s businesses. The duration and extent of the negative effects caused by the COVID-19 pandemic to the economy is uncertain, and as such collectibility of certain tenants rent receivable balances in the future is also uncertain. We have taken into account current tenant conditions, which include consideration of COVID-19 in our estimation of its uncollectible accounts and deferred rents receivable at March 31, 2021. We are closely monitoring the collectibility of such rents and will adjust future estimations as further information becomes known. During the three months ending March 31, 2021, we recorded a reduction in rental revenue of $424 and a reduction in straight line revenue of $187 due to concern of collectibility. During the three months ending March 31, 2021, we deferred $6 and abated $155 of rental revenue.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $85,075 and $82,699 at March 31, 2021 and December 31, 2020, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $13,114 and $12,724 at March 31, 2021 and December 31, 2020, respectively, on the accompanying Consolidated Balance Sheets.

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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the three months ended March 31, 2021 and 2020, we recorded an increase and a decrease in fair value classified within the Level 3 category of $1,081 and $8,736, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on the Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $30,953 and $30,923 higher than the aggregate carrying amounts at March 31, 2021 and December 31, 2020, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
As of March 31, 2021, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$190,000
The fair value of our interest rate swaps represent liabilities of $5,561 and $6,500 at March 31, 2021 and December 31, 2020, respectively.
Ground Lease
As of March 31, 2021, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,135 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,245.

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
In March 2020, the FASB issued Accounting Standard Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), which provides guidance containing practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We will evaluate the impact of the guidance.
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
Effective January 1, 2019, we adopted ASU 2016-02 Leases and 2018-11 Leases: Targeted Improvements (Topic 842) ("ASU 842"). The new guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). We elected a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, when certain criteria are met. Upon adoption, we reclassified these components for prior periods to conform with the current period presentation. We also elected permitted practical expedients to not reassess lease classification and use of the standard’s effective date as the date of initial application and therefore financial information under ASU 842 is not provided for periods prior to January 1, 2019. The accounting for lessors remained largely unchanged from previous GAAP; however, the standard required that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under previous standards, certain of these costs were capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. Additionally, the standard requires lessors to evaluate whether the collectability of all rents is probable before recognizing rental revenues on a straight-line basis over the applicable lease term. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of March 31, 2021, we have a ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,135 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,245.
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

On February 2, 2021, we acquired 170 Park Ave, a 147,000 square foot life sciences property located in Florham Park, New Jersey for approximately $46,600. The acquisition was funded with cash on hand.
On February 23, 2021, we acquired Southeast Phoenix Distribution Center, a four property industrial distribution center totaling 474,000 square feet located in Chandler, Arizona for approximately $91,000. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2021 acquisitions in accordance with authoritative guidance as follows:

2021 Acquisitions
Land	$22,343
Building and equipment	177,243
In-place lease intangible (acquired intangible assets)	40,903
Above-market lease intangible (acquired intangible assets)	2,214
Below-market lease intangible (acquired intangible liabilities)	(15,458)
$227,245
Amortization period for intangible assets and liabilities	55 - 180 months
Disposition
On January 8, 2021, we sold South Seattle Distribution Center, a three property industrial center totaling 323,000 square feet located in Seattle, Washington for approximately $72,600 less closing costs. In connection with the disposition, the mortgage loan associated with the property of $17,841 was retired. We recorded a gain on the sale of the property in the amount of $33,580.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
In addition to investments in consolidated properties, we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The following represent our unconsolidated real estate affiliates as of March 31, 2021 and December 31, 2020.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	March 31, 2021	December 31, 2020
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$14,164	$14,000
Pioneer Tower	Office	Portland, OR	June 28, 2016	106,909	108,715
The Tremont	Apartment	Burlington, MA	July 19, 2018	21,466	21,430
The Huntington	Apartment	Burlington, MA	July 19, 2018	11,375	11,549
Siena Suwanee Town Center	Apartment	Suwanee, GA	December 15, 2020	31,382	32,196
Total				$185,296	$187,890
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Total revenues	$5,707	$4,396
Total operating expenses	6,043	4,053
Operating income	$(336)	$343
Interest expense	1,021	534
Net loss	$(1,357)	$(191)
Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of March 31, 2021, the NYC Retail Portfolio owned 8 retail properties totaling approximately 1,940,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets, which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of March 31, 2021 and December 31, 2020, the carrying amount of our investment in the NYC Retail Portfolio was $80,274 and $79,192, respectively. During the three months ended March 31, 2021, we recorded an increase in fair value of our investment in the NYC Retail Portfolio of $1,081 and received no cash distributions. During the three months ended March 31, 2020, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $8,736 and received no cash distributions. On March 4, 2020, a retail property in the NYC Retail Portfolio with a square footage of 74,000 was sold and the mortgage loan was extinguished.

Summarized Statement of Operations—NYC Retail Portfolio Investment—Fair Value Option Investment

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Total revenue	$36	$1,506

Net investment income	(493)	1,084
Net change in unrealized gain (loss) on investment in real estate venture	3,907	(31,560)
Net income (loss)	$3,414	$(30,476)
NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2031 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			March 31, 2021	December 31, 2020
Mortgage notes payable (1) (2) (3) (4)	May 25, 2023 - March 1, 2038	2.41% - 5.30%	$777,021	$771,043
Credit facility
Revolving line of credit	May 25, 2021	3.51%	40,000	—
Term loans	May 25, 2023	3.10%	100,000	100,000
TOTAL			$917,021	$871,043
Net debt discount on assumed debt and debt issuance costs			(2,905)	(2,941)
Mortgage notes and other debt payable, net			$914,116	$868,102

South Seattle Distribution Center (5)			$—	$17,873
Mortgage notes and other debt payable of held for sale property			$—	$17,873
________
(1)     On February 10, 2021, we entered into a $34,000 mortgage payable on Whitestown Distribution Center. The mortgage note bears an interest of 2.95% and matures on February 10, 2028.
(2)    On March 8, 2021, we repaid the mortgage note payable related to 140 Park Avenue in the amount of $22,800.
(3)    On March 11, 2021, we entered into a $36,030 mortgage payable on Townlake of Coppell. The mortgage note bears an interest rate of 2.41% and matures on April 10, 2028.
(4)     On March 17, 2021, we repaid the mortgage note payable related to Monument IV in the amount of $40,000.
(5)     The property associated with this loan was designated as held for sale as of December 31, 2020. The property associated with this loan was sold on January 8, 2021 and the loan was repaid.
Aggregate future principal payments of mortgage notes and other debt payable as of March 31, 2021 are as follows:

Year	Amount
2021	$44,390
2022	6,856
2023	188,896
2024	23,889
2025	191,221
Thereafter	461,769
Total	$917,021

Credit Facility
On May 26, 2017, we entered into a credit agreement providing for a $250,000 revolving line of credit and unsecured term loan with a syndicate of six lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association. The $250,000 credit facility (the "Credit Facility") consists of a $200,000 revolving line of credit (the “Revolving Line of Credit”) and a $50,000 term loan. On August 4, 2017, we expanded our Credit Facility to $300,000. The additional $50,000 borrowing was in the form of a five-year term loan maturing on May 26, 2022. We collectively refer to the two term loans as the "Term Loans". On December 12, 2018, we expanded and extended our Credit Facility to provide for a borrowing capacity of $400,000, by increasing our Revolving Line of Credit to $300,000 with a new maturity date of May 25, 2021. We also extended our Term Loans by one year with new maturity dates of May 25, 2023. We are negotiating an expansion and three year extension to our Revolving Line of Credit. The primary interest rate is based on LIBOR, plus a margin ranging from 1.25% to 2.00% depending on our leverage ratio or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.25% to 1.00% for base rate loans. The maturity date of the Revolving Line of Credit is May 25, 2021 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.15% of the gross capacity under the Revolving Line of Credit at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. We intend to use the Revolving Line of Credit to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of March 31, 2021, we believe no material adverse effects had occurred.
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
At March 31, 2021, we had $40,000 outstanding under the Revolving Line of Credit at LIBOR + 1.35% and $100,000 outstanding under the Term Loans at LIBOR + 1.30%. We swapped the LIBOR portion of our $100,000 in Term Loans to a blended fixed rate of 1.80% (all in rate of 3.10% at March 31, 2021) and swapped $90,000 of the Revolving Line of Credit to a fixed rate of 2.64% (all in rate of 3.99%) at March 31, 2021.
Covenants
At March 31, 2021, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at March 31, 2021 and December 31, 2020 was $6,262 and $6,749, respectively.

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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the three months ended March 31, 2021 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2020	89,671,096	35,612,156	9,616,299	33,247,001	4,957,915
Issuance of common stock	2,848,254	515,302	87,999	2,768,063	2,555,366
Repurchase of common stock	(2,514,149)	(860,649)	—	(455,794)	—
Share conversions	(61,451)	(172,697)	—	233,806	—
Balance, March 31, 2021	89,943,750	35,094,112	9,704,298	35,793,076	7,513,281
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31, 2021
	# of shares	Amount
Class A Shares	2,848,254	$33,624
Class M Shares	515,302	6,068
Class A-I Shares	87,999	1,043
Class M-I Shares	2,768,063	32,469
Class D Shares	2,555,366	30,000
Total		$103,204

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the three months ended March 31, 2021, we repurchased 3,830,592 shares of common stock in the amount of $44,794. During the three months ended March 31, 2020, we repurchased 7,598,597 shares of common stock in the amount of $93,164.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the three months ended March 31, 2021, we issued 1,161,954 shares of common stock for $13,734 under the distribution reinvestment plan. For the three months ended March 31, 2020, we issued 1,082,296 shares of common stock for $13,262 under the distribution reinvestment plan.
Operating Partnership Units
In connection with the acquisition of Siena Suwanee Town Center, we issued 1,217,092 OP Units to third parties for a total of $14,252. After a one-year holding period, holders of operating partnership units generally have the right to cause the operating partnership to redeem all or a portion of their operating partnership units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
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
The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended March 31, 2021
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$15,464	$6,060	$1,659	$5,916	$1,006
Weighted average number of common shares outstanding	89,762,121	35,177,589	9,637,799	34,349,467	5,838,096
Basic and diluted net income per share:	$0.17	$0.17	$0.17	$0.17	$0.17

	Three Months Ended March 31, 2020
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(9,849)	$(4,172)	$(1,191)	$(2,805)	$(532)
Weighted average number of common shares outstanding	91,730,904	38,847,788	11,082,858	26,124,774	4,927,915
Basic and diluted net loss per share:	$(0.11)	$(0.11)	$(0.11)	$(0.11)	$(0.11)
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Second Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Second Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Second Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Second Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2021 and December 31, 2020, LaSalle had paid $1,228 and $1,138, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs incurred for services provided to the DST totaling $359 are accounted for as deferred loan costs and are netted against the financing obligation.
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
As of March 31, 2021, we have sold approximately $206,471 in interests related to the DST Program. As of March 31, 2021, the following properties are included in our DST Program:
•The Reserve at Johns Creek
•Summit at San Marcos
•Mason Mill Distribution Center
•San Juan Medical Center
•The Penfield
•Milford Crossing
•Villas at Legacy
•Montecito Marketplace
•Whitestown Distribution Center

NOTE 8—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at March 31, 2021 are as follows:

Year	Amount
2021	$115,706
2022	116,997
2023	102,405
2024	89,863
2025	79,377
Thereafter	283,525
Total	$787,873
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three months ended March 31, 2021, no individual tenant accounted for greater than 10% of minimum base rents.

NOTE 9—RELATED PARTY TRANSACTIONS
Pursuant to our Advisory Agreement with LaSalle, we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. The term of our Advisory Agreement expires June 5, 2022, subject to an unlimited number of successive one year renewals.
Fixed advisory fees for the three months ended March 31, 2021 and 2020 were $6,325 and $6,578, respectively. There were no performance fees for the three months ended March 31, 2021 and 2020. Included in Advisor fees payable at March 31, 2021 was $2,227 of fixed advisory fee expense. Included in Advisor fees payable for the year ended December 31, 2020 was $2,122 of fixed advisory fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three months ended March 31, 2021 and 2020, we paid JLL Americas $166 and $187, respectively, for property management and leasing services. During the three months ended March 31, 2021, we paid JLL Americas $162 in mortgage brokerage fees related to the mortgage note payable for Townlake of Coppell. During the three months ended March 31, 2020, we paid JLL Americas $75 in sales brokerage fees.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three months ended March 31, 2021 and 2020, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,614 and $3,590, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs, at March 31, 2021 and December 31, 2020, were $108,087 and $105,770 of future dealer manager fees payable, respectively.
As of March 31, 2021 and December 31, 2020, we owed $1,228 and $1,138, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the three months ended March 31, 2021 and 2020, the taxable REIT subsidiary paid $1,027 and $663, respectively, to the Dealer Manager. In addition, the Dealer Manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total equity of each outstanding unit of beneficial interest for such day, payable by the Delaware statutory trusts; (b) 0.85% of the NAV of each outstanding Class A operating partnership unit, 0.30% of the NAV of each outstanding Class M operating partnership or 0.30% of the NAV of each outstanding Class A-I operating partnership unit for such day issued in connection with our operating partnership's fair market value purchase option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share or 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M and Class A-I operating partnership units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I operating partnership units or Class M-I shares. For the three months ended March 31, 2021 and 2020, the Delaware statutory trusts paid $126 and $4 in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each Delaware statutory trust may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such Delaware statutory trust. For the three months ended March 31, 2021 and 2020, the Delaware statutory trusts paid $76 and $2 in management fees to our Advisor in connection with the DST Program.

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
NOTE 11—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three months ended March 31, 2021 and 2020.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of March 31, 2021	$785,122	$805,301	$336,423	$573,911	$22,370	$2,523,127
Assets as of December 31, 2020	788,060	659,870	277,556	577,588	22,134	2,325,208

Three Months Ended March 31, 2021

Capital expenditures by segment	$710	$2,975	$433	$512	$16	$4,646

Revenues:
Rental revenue	$15,848	$15,226	$7,572	$12,053	$32	$50,731
Other revenue	759	5	372	83	631	1,850
Total revenues	$16,607	$15,231	$7,944	$12,136	$663	$52,581
Operating expenses:
Real estate taxes	$3,112	$2,459	$767	$1,633	$115	$8,086
Property operating expenses	4,830	1,354	1,487	2,046	194	9,911
Total segment operating expenses	$7,942	$3,813	$2,254	$3,679	$309	$17,997

Reconciliation to net income
Property general and administrative						$660
Advisor fees						6,325
Company level expenses						1,193
Depreciation and amortization						19,945
Total operating expenses						$46,120
Other income and (expenses):
Interest expense						$(9,262)
Loss from unconsolidated real estate affiliates and fund investment						(339)
Gain on disposition of property and extinguishment of debt, net						33,422
Total other income and (expenses)						$23,821
Net income						$30,282

Reconciliation to total consolidated assets as of March 31, 2021
Assets per reportable segments						$2,523,127
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						305,588
Total consolidated assets						$2,828,715

Reconciliation to total consolidated assets as of December 31, 2020
Assets per reportable segments						2,325,208
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						333,391
Total consolidated assets						$2,658,599

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended March 31, 2020

Capital expenditures by segment	$1,013	$272	$798	$623	$—	$2,706

Revenues:
Rental revenue	$16,240	$11,992	$6,401	$12,215	$69	$46,917
Other revenue	786	108	276	122	451	1,743
Total revenues	$17,026	$12,100	$6,677	$12,337	$520	$48,660
Operating expenses:
Real estate taxes	$2,898	$2,101	$848	$1,591	$103	$7,541
Property operating expenses	4,495	979	1,203	1,874	207	8,758
Total segment operating expenses	$7,393	$3,080	$2,051	$3,465	$310	$16,299

Reconciliation to net income
Property general and administrative						$2,548
Advisor fees						6,578
Company level expenses						954
Depreciation and amortization						19,056
Total operating expenses						$45,435
Other income and (expenses):
Interest expense						$(14,535)
Loss from unconsolidated real estate affiliates and fund investment						(8,927)
Gain on disposition of property and extinguishment of debt, net						1,708
Total other income and (expenses)						$(21,754)
Net loss						$(18,529)

NOTE 12—SUBSEQUENT EVENTS
On May 3, 2021, we acquired Princeton North Andover, a newly constructed, 192-unit apartment property located in North Andover, Massachusetts, for approximately $72,500. The acquisition was funded with cash on hand.
On May 4, 2021, our board of directors approved a gross dividend for the second quarter of 2021 of $0.135 per share to stockholders of record as of June 24, 2021. The dividend will be paid on or around June 29, 2021. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
On May 4, 2021, we renewed our Advisory Agreement for a one-year term expiring on June 5, 2022, without any other changes.

*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2020 Form 10-K and our periodic reports filed with the SEC.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, including our DST Properties, which as of March 31, 2021, were comprised of:
Apartment
•The Edge at Lafayette,
•Townlake of Coppell,
•AQ Rittenhouse,
•Lane Parke Apartments,
•Dylan Point Loma,
•The Penfield,
•180 North Jefferson,
•Jory Trail at the Grove,
•The Reserve at Johns Creek,
•Villas at Legacy,
•Stonemeadow Farms,
•Summit at San Marcos, and
•Presley Uptown.

Industrial
•Kendall Distribution Center,
•Norfleet Distribution Center,
•Suwanee Distribution Center,
•3325 Trinity Boulevard,
•Charlotte Distribution Center,
•DFW Distribution Center,
•O'Hare Industrial Portfolio,
•Tampa Distribution Center,
•Aurora Distribution Center,
•Valencia Industrial Portfolio,
•Pinole Point Distribution Center,
•Mason Mill Distribution Center,
•Fremont Distribution Center,
•3324 Trinity Boulevard,
•Taunton Distribution Center,
•Chandler Distribution Center,
•Fort Worth Distribution Center, (acquired in 2020),
•Whitestown Distribution Center (acquired in 2020),
•Louisville Distribution Center (acquired in 2021), and
•Southeast Phoenix Distribution Center (acquired in 2021).
Office
•Monument IV at Worldgate,
•140 Park Avenue,
•San Juan Medical Center,
•Genesee Plaza,
•Fountainhead Corporate Park (acquired in 2020), and
•170 Park Avenue (acquired in 2021).
Retail
•The District at Howell Mill,
•Grand Lakes Marketplace,
•Oak Grove Plaza,
•Rancho Temecula Town Center,
•Skokie Commons,
•Whitestone Market,
•Maui Mall,
•Silverstone Marketplace,
•Kierland Village Center,
•Timberland Town Center,
•Montecito Marketplace, and
•Milford Crossing (acquired in 2020).
Other
•South Beach Parking Garage.

Sold Properties
•24823 Anza Drive (sold in 2020), and
•South Seattle Distribution Center (sold in 2021).
Discussions surrounding our Unconsolidated Properties refer to the following properties as of March 31, 2021:

Property	Property Type
Chicago Parking Garage	Parking
NYC Retail Portfolio (1)	Retail
Pioneer Tower	Office
The Tremont	Apartment
The Huntington	Apartment
Siena Suwanee Town Center (2)	Apartment
________
(1)     We have elected the fair value option to account for this investment.
(2) Investment was acquired on December 15, 2020.
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
Estimated Percent of Fair Value as of March 31, 2021:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2021 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of March 31, 2021.
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

Properties
Properties owned at March 31, 2021, including DST Properties, are as follows:

					Percentage Leased as of March 31, 2021
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette	Lafayette, LA	January 15, 2008	100%	207,000	72%
Townlake of Coppell	Coppell, TX	May 22, 2015	100	351,000	95
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	96
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	96
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	98
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	84
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	96
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	98
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	94
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	95
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	97
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	97
Presley Uptown (1)	Charlotte, NC	September 30, 2019	98	190,000	90
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	82
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100

					Percentage Leased as of March 31, 2021
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	89
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 E 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	79
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frey Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	97
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	89
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	77
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	93
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	86
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	96%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	75
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	94
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	96
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	99
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	82
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	84
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	95
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	97
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	94
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	98
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100%	167,000	N/A

					Percentage Leased as of March 31, 2021
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
NYC Retail Portfolio (4)	NY/NJ	December 8, 2015	14	1,938,000	89%
Pioneer Tower (5)	Portland, OR	June 28, 2016	100	296,000	66
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	95
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	92
Siena Suwanee Town Center	Suwanee, GA	December 15, 2020	100	226,000	95
________
(1)We own a majority interest in the joint venture that owns a fee simple interest in this property.
(2)The parking garage contains 343 stalls. This property is owned leasehold.
(3)We own a condominium interest in the building that contains a 366 stall parking garage.
(4)We own an approximate 14% interest in a portfolio of eight urban infill retail properties located in the greater New York City area.
(5)We own a condominium interest in the building that contains a 17 story multi-tenant office property.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of March 31, 2021:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	13	3,154,000	21%	93%	$21.63
Industrial	38	8,966,000	60	100	5.59
Office	8	976,000	6	94	32.04
Retail	12	1,834,000	12	92	21.28
Other	1	130,000	1	N/A	N/A
Total	72	15,060,000	100%	97%	$12.39
________
(1)Amount calculated as in-place minimum base rent for all occupied space at March 31, 2021 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of March 31, 2021, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $10.92 for our consolidated properties.
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
Rent Collections
Rent collections across our portfolio have continued to improve as most tenants have been able to reopen their businesses and return to normal payment patterns. Collections have been in the mid to upper 90 percent range and we have seen very few new requests for rent relief over the last two quarters. Our retail tenants continue to be a slight laggard in collection of outstanding receivables as compared to the other property sectors.
Property Valuations
Property valuations across our portfolio have stabilized and we are seeing positive valuation increases across our apartment, industrial and healthcare segments driven by good underlying property fundamentals and strong capital markets.
Credit Facility
Our $400,000 Credit Facility, made up of a $300,000 Revolving Line of Credit maturing in 2021 and $100,000 Term Loan maturing in 2023, has two, 12-month extension options at our discretion. We are in compliance with our debt covenants as of March 31, 2021. We expect to maintain compliance with our debt covenants. We are negotiating an expansion and three year extension to our Revolving Line of Credit.
Liquidity
At March 31, 2021, we had in excess of $41,000 in total cash on hand and $260,000 of capacity under our Credit Facility. Looking into 2021, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares and fund quarterly distributions.
Share Repurchase Plan
During the first quarter of 2021, we repurchased $44,794 of our common stock pursuant to our Share Repurchase Plan, which had a quarterly limit of $100,476. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the second quarter of 2021 is $105,224.
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
Over the past nine years we have acquired 90 properties (all of these consistent with our investment strategy), sold 38 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of March 31, 2021, we raised gross proceeds of over $2,571,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $3,025,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $647,000 and repurchase shares of our common stock for approximately $813,000.

Property Acquisitions
On January 21, 2021, we acquired Louisville Distribution Center, a 1,040,000 square foot industrial property located in Shepherdsville, Kentucky for approximately $95,000. The acquisition was funded with cash on hand.
On February 2, 2021, we acquired 170 Park Ave, a 147,000 square foot life sciences property located in Florham Park, New Jersey for approximately $46,600. The acquisition was funded with cash on hand.
On February 23, 2021, we acquired Southeast Phoenix Distribution Center, a four property industrial distribution center totaling 474,000 square feet located in Chandler, Arizona for approximately $91,000. The acquisition was funded with cash on hand.
Property Dispositions
On January 8, 2021, we sold South Seattle Distribution Center, a 323,000 square foot industrial property located in Seattle, Washington for approximately $72,600 less closing costs and the loan of $17,841 was retired. We recorded a gain on the sale of the property in the amount of $33,580.
Financing
On February 10, 2021, we entered into a $34,000 mortgage payable on Whitestown Distribution Center. The mortgage note bears an interest of 2.95% and matures on February 10, 2028.
On March 8, 2021, we repaid the mortgage note payable related to 140 Park Avenue in the amount of $22,800.
On March 11, 2021, we entered into a $36,030 mortgage payable on Townlake of Coppell. The mortgage note bears an interest rate of 2.41% and matures on April 10, 2028.
On March 17, 2021, we repaid the mortgage note payable related to Monument IV in the amount of $40,000.
Subsequent Events
On May 3, 2021, we acquired Princeton North Andover, a newly constructed, 192-unit apartment property located in North Andover, Massachusetts, for approximately $72,500. The acquisition was funded with cash on hand.
On May 4, 2021, our board of directors approved a gross dividend for the second quarter of 2021 of $0.135 per share to stockholders of record as of June 24, 2021. The dividend will be paid on or around June 29, 2021. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
On May 4, 2021, we renewed our Advisory Agreement for a one-year term expiring on June 5, 2022, without any other changes.

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

We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 33% as of March 31, 2021.
2021 Key Initiatives
Our short-term initiatives for 2021 are to address the challenges being presented by COVID-19. During the remainder of 2021, we intend to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchasing stock under our share repurchase plan, and fund quarterly distributions. We look to make investments that fit with our investment objectives and guidelines. Likely investment candidates may include well-located, well-leased apartment properties, industrial properties, medical office properties, single family rentals and public REIT securities. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term consistent with traditional core real estate. We also intend to use our Revolving Line of Credit to allow us to efficiently manage our cash flows.

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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the three months ended March 31, 2021 and 2020 are referred to as our comparable properties.
Results of Operations for the Three Months Ended March 31, 2021 and 2020
Revenues
The following chart sets forth revenues by reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ Change	% Change
Revenues:
Rental revenue
Apartment	$15,848	$16,240	$(392)	(2.4)%
Industrial	12,535	11,071	1,464	13.2
Office	4,940	5,254	(314)	(6.0)
Retail	10,958	11,614	(656)	(5.6)
Other	32	69	(37)	(53.6)
Comparable properties total	$44,313	$44,248	$65	0.1%
Recent acquisitions and sold properties	6,418	2,669	3,749	140.5
Total rental revenue	$50,731	$46,917	$3,814	8.1%

Other revenue
Apartment	$758	$786	$(28)	(3.6)%
Industrial	5	108	(103)	(95)
Office	221	234	(13)	(5.6)
Retail	83	83	—	—
Other	631	451	180	39.9
Comparable properties total	$1,698	$1,662	$36	2.2%
Recent acquisitions and sold properties	152	81	71	88
Total other revenue	$1,850	$1,743	$107	6.1%
Total revenues	$52,581	$48,660	$3,921	8.1%
Rental revenues at comparable properties increased $65 for the three months ended March 31, 2021 as compared to the same period in 2020. The increase in rental revenue from our industrial properties is primarily related to $892 of straight line rent reversed in March 2020 due to uncertainty of future rent collections at Norfleet Distribution Center and $295 at Taunton Distribution Center due to higher occupancy percentage during the three months ended March 31, 2021 as compared to the same period of 2020. The decrease of $656 within our retail segment and $314 within our office segment was primarily related to a reduction in rental revenue due to uncertainty of collectibility from several tenants at Rancho Temecula Town Center, The District at Howell Mill, Maui Mall and Genesee Plaza which are continuing to experience a decrease in operations from

COVID-19 which results in us recognizing revenue on a cash basis. The decrease of $392 within the apartment segment was primarily related to a reduction in rental rates as well as lower rental revenue due to uncertainty of collectibility from tenants.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $36 for the three months ended March 31, 2021 as compared to the same period in 2020. The increase is primarily related to $180 of higher parking revenue at our parking garage in South Beach primarily due to the travel and shelter in place orders placed on the city of South Beach during the three months ended March 31, 2020, which greatly reduced our revenue during that period.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$3,112	$2,898	$214	7.4%
Industrial	2,081	1,955	126	6.4
Office	570	693	(123)	(17.7)
Retail	1,524	1,526	(2)	(0.1)
Other	115	103	12	11.7
Comparable properties total	$7,402	$7,175	$227	3.2%
Recent acquisitions and sold properties	684	366	318	87
Total real estate taxes	$8,086	$7,541	$545	7.2%

Property operating expenses
Apartment	$4,831	$4,495	$336	7.5%
Industrial	1,088	927	161	17.4
Office	1,019	959	60	6.3
Retail	1,922	1,822	100	5.5
Other	194	207	(13)	(6.3)
Comparable properties total	$9,054	$8,410	$644	7.7%
Recent acquisitions and sold properties	857	348	509	146.3
Total property operating expenses	$9,911	$8,758	$1,153	13.2%
Total operating expenses	$17,997	$16,299	$1,698	10.4%
Real estate taxes at comparable properties increased by $227 for the three months ended March 31, 2021 as compared to the same period in 2020. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases. The overall increase is primarily related to a reassessment at Lane Park Apartments and Taunton Distribution Center resulting in higher real estate tax expense during the three months ended March 31, 2021. These increases were partially offset by a successful tax appeal at Genesee Plaza resulting in $94 tax saving during the three months ended March 31, 2021 as compared to the same period in 2020.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $644 for the three months ended March 31, 2021 as compared to the same period in 2020. The primary increase occurred within our apartment segment where turnover costs, repairs and maintenance and various increases in utilities during the three months ended March 31, 2021 as compared to the same period in 2020. The increases within our industrial segment were primarily related to increased snow removal costs of $68 at Taunton Distribution Center and higher repair and maintenance projects of $30 at DFW Distribution Center during the three months ended March 31, 2021 as compared to the same period in 2020.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ Change	% Change
Property general and administrative	$660	$2,548	$(1,888)	(74.1)%
Advisor fees	6,325	6,578	(253)	(3.8)
Company level expenses	1,193	954	239	25.1
Depreciation and amortization	19,945	19,056	889	4.7
Interest expense	9,262	14,535	(5,273)	(36.3)
Loss from unconsolidated affiliates and fund investments	339	8,927	(8,588)	(96.2)
Gain on disposition of property and extinguishment of debt, net	(33,422)	(1,708)	(31,714)	1,856.8
Total expenses	$4,302	$50,890	$(46,588)	(91.5)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to expenses incurred on unsuccessful acquisitions during 2020.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $253 for the three months ended March 31, 2021 as compared to the same period in 2020 is related to the decrease in our NAV primarily attributable to write downs of property values and share repurchases over the past year.
Company level expenses relate mainly to our compliance and administration related costs. The increase of $239 in company level expenses for the three months ended March 31, 2021 is primarily related to timing of professional fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $889 in depreciation and amortization expense for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily related to the acquisition of new properties.
Interest expense decreased by $5,273 for the three months ended March 31, 2021 as compared to the same period in 2020 primarily as a result of a $6,652 increase in the fair value of our interest rate swaps during the three months ended March 31, 2020 as compared to the same period of 2021. This decrease was offset by approximately $1,239 of increased interest expense from new mortgage notes payable placed on several assets in 2020 and 2021 and interest expense on the financial obligations related to the DST Program.
Loss from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington and Siena Suwanee Town Center as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended March 31, 2021, we recorded a $1,081 increase in the fair value of our investment in the NYC Retail Portfolio as compared to an $8,736 decrease in the fair value during the same period of 2020.
Gain on disposition of property and extinguishment of debt, net increased due to a $33,580 gain on the sale of South Seattle Distribution Center, which occurred during the three months ended March 31, 2021.

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
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to Jones Lang LaSalle Income Property Trust, Inc. to NAREIT FFO for the periods presented:

Reconciliation of GAAP net (loss) income to NAREIT FFO	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$30,105	$(18,549)
Real estate depreciation and amortization (1)	23,422	21,269
(Gain) loss on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(34,416)	7,089
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$19,111	$9,809
Weighted average shares outstanding, basic and diluted	174,765,072	172,744,239
NAREIT FFO per share, basic and diluted	$0.11	$0.06
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$19,111	$9,809
Straight-line rental income (1)	(595)	268
Amortization of above- and below-market leases (1)	(762)	(624)
Amortization of net discount on assumed debt (1)	(58)	(27)
(Gain) loss on derivative instruments and extinguishment or modification of debt (1)	(776)	6,306
Adjustment for investment accounted for under the fair value option (2)	444	651
Acquisition expenses	108	2,032
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$17,472	$18,415
Weighted average shares outstanding, basic and diluted	174,765,072	172,744,239
AFFO per share, basic and diluted	$0.10	$0.11
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.

NAV as of March 31, 2021
The following table provides a breakdown of the major components of our NAV as of March 31, 2021:

	March 31, 2021
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,492,221	$583,353	$161,449	$595,235	$124,761	$2,957,019
Debt	(405,751)	(158,620)	(43,900)	(161,851)	(33,924)	(804,046)
Other assets and liabilities, net	(24,468)	(9,565)	(2,647)	(9,760)	(2,046)	(48,486)
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,062,002	$415,168	$114,902	$423,624	$88,791	$2,104,487
Number of outstanding shares	89,943,750	35,094,112	9,704,298	35,793,076	7,513,281
NAV per share	$11.81	$11.83	$11.84	$11.84	$11.82
________
(1)The value of our real estate investments was greater than the historical cost by 3.4% as of March 31, 2021.
The following table provides a breakdown of the major components of our NAV as of December 31, 2020:

	December 31, 2020
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,464,376	$582,651	$157,468	$544,201	$81,029	$2,829,725
Debt	(472,476)	(187,990)	(50,807)	(175,584)	(26,144)	(913,001)
Other assets and liabilities, net	48,023	19,107	5,165	17,846	2,658	92,799
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,039,923	$413,768	$111,826	$386,463	$57,543	$2,009,523
Number of outstanding shares	89,671,096	35,612,156	9,616,299	33,247,001	4,957,915
NAV per share	$11.60	$11.62	$11.63	$11.62	$11.61
________
(1)The value of our real estate investments was greater than the historical cost by 2.6% as of December 31, 2020.
The increase in NAV per share from December 31, 2020 to March 31, 2021, was related to a net increase of 1.7% in the value of our portfolio. Property operations for the three months ended March 31, 2021 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2021:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	5.00%	5.44%	5.69%	5.52%	6.25%	5.39%
Discount rate/internal rate of return (IRR)	6.26	5.96	6.46	6.35	7.79	6.25
Annual market rent growth rate	3.08	3.01	2.80	2.50	3.13	2.86
Holding period (years)	10.00	10.00	10.00	10.00	21.72	10.13
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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		March 31, 2021	December 31, 2020
Discount Rate - weighted average	0.25% increase	(2.0)%	(2.0)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.9)%	(2.9)
Annual market rent growth rate - weighted average	0.25% decrease	(1.6)%	(1.5)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $44,023 and $43,959 higher than the carrying values at March 31, 2021 and December 31, 2020, respectively. The NAV per share would have decreased by $0.25 and $0.26 per share at March 31, 2021 and December 31, 2020, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of March 31, 2021 and December 31, 2020 were $108,087 and $105,770, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

March 31, 2021
Stockholders' equity under GAAP	$1,488,032
Adjustments:
Accrued dealer manager fees (1)	105,793
Organization and offering costs (2)	73
Unrealized real estate appreciation (3)	140,792
Accumulated depreciation, amortization and other (4)	369,797
NAV	$2,104,487
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Line of Credit
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Proceeds from our private offering
•	Other Company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures	•	Sales of beneficial interests in the DST Program
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ Change
Net cash provided by operating activities	$17,172	$17,743	$(571)
Net cash used in investing activities	(166,868)	(99,430)	(67,438)
Net cash provided by financing activities	121,042	248,981	(127,939)
Net cash provided by operating activities decreased by $571 for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease in cash from operating activities is primarily due to lower rent collections from several tenants primarily in our retail segment. This decrease was offset partially by recent acquisitions.
Net cash used in investing activities increased by $67,438 for the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily related to larger acquisitions made during the three months ended March 31, 2021 as compared to the same period in 2020, offset partially by the cash received from the sale of South Seattle Distribution Center in the first quarter of 2021.
Net cash provided by financing activities decreased by $127,939 for the three months ended March 31, 2021 as compared to the same period in 2020. The change is primarily related to a decrease in net debt proceeds totaling $180,639 during the three months ended March 31, 2021 as compared to the same period in 2020 resulting from repayments on our Credit Facility and the payoff of mortgage note payables in 2021. Offsetting this was a decrease in cash used for repurchases of common stock of $47,288 during the three months ended March 31, 2021 as compared to the same period in 2020.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at March 31, 2021 and December 31, 2020:

	Consolidated Debt
	March 31, 2021		December 31, 2020
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$917,021	3.51%	$871,043	3.53%
Variable	—	—	—	—
Total	$917,021	3.51%	$871,043	3.53%
Covenants
At March 31, 2021, we were in compliance with all debt covenants.
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

Off Balance Sheet Arrangements
At March 31, 2021, we had approximately $110 in an outstanding letter of credit that is not reflected on our balance sheet. We have no other off balance sheet arrangements.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of March 31, 2021, we had consolidated debt of $917,021. Including the $2,905 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $914,116 at March 31, 2021. We also entered into interest rate swap agreements on $190,000 of debt, which cap the LIBOR rate at between 1.4% and 2.6%.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2021, the fair value of our consolidated debt was estimated to be $30,953 higher than the carrying value of $917,021. If treasury rates were 0.25% higher at March 31, 2021, the fair value of our consolidated debt would have been $19,851 higher than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

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

The most significant risk factors applicable to the Company are described in Item 1A to our 2020 Form 10-K. The following risk factor supplements the risk factors contained in our 2020 Form 10-K:
The phase-out of LIBOR could affect interest rates for our Term Loans and interest rate cap and swap arrangements.
LIBOR is used as a reference rate for our Term Loans and our interest rate cap and swap arrangements. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the "FCA") announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR will cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. Based on undertakings received from the panel banks, the FCA does not expect that any LIBOR settings will become unrepresentative before these dates. Nevertheless, the U.S. Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable. It is unclear a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict if SOFR, or another alternative rate reference rate, attains market traction as a LIBOR replacement. Our Term Loans and interest rate cap and swap arrangements provide that if LIBOR is no longer available, then the parties to the agreements shall enter into an amendment utilizing the prevailing market convention for determining the rate of interest for syndicated loans in the United States at the time. In such circumstances the interest rates on our Term Loans and in our interest rate cap and swap arrangements may change. The new rates may not be as favorable as those in effect prior to any LIBOR phase-out. In addition, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.

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
During the three months ended March 31, 2021, we repurchased 3,830,592 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2021	1,208,641	$11.62	1,208,641	—
February 1 - February 28, 2021	1,216,486	11.65	1,216,486	—
March 1 - March 31, 2021	1,405,465	11.79	1,405,465	—
Total	3,830,592	$11.69	3,830,592	—
________
(1)     Repurchases are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. On March 1, 2021, we received $30,000 from the sale of approximately 2,555,366 shares of our Class D shares at the per share purchase price of $11.74. This sale is exempt from registration under Section 4(a)(2) of the Securities Act because the purchaser is an accredited investor within the meaning of Regulation D promulgated under the Securities Act. LaSalle Investment Management Distributors, LLC serves as the dealer manager for the Private Offering.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.13*	Amended and Restated Dealer Management Agreement
101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document
__________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 6, 2021	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 6, 2021	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer