Form 10-Q
period 2021-06-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2021-08-11
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on August 11, 2021 were 94,655,245 shares of Class A Common Stock, 35,053,191 shares of Class M Common Stock, 9,584,831 shares of Class A-I Common Stock, 43,003,450 shares of Class M-I Common Stock and 7,513,281 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investments in real estate:
Land (including from VIEs of $22,605 and $22,605, respectively)	$461,639	$428,313
Buildings and equipment (including from VIEs of $143,051 and $142,946, respectively)	2,166,985	1,892,023
Less accumulated depreciation (including from VIEs of $(24,774) and $(23,083), respectively)	(245,077)	(219,833)
Net property and equipment	2,383,547	2,100,503
Investment in unconsolidated real estate affiliates	181,224	187,890
Real estate fund investment	79,156	79,192
Investments in real estate and other assets held for sale	—	34,148
Net investments in real estate	2,643,927	2,401,733
Cash and cash equivalents (including from VIEs of $5,364 and $3,159, respectively)	175,691	84,805
Restricted cash (including from VIEs of $478 and $800, respectively)	38,935	16,629
Tenant accounts receivable, net (including from VIEs of $2,466 and $2,679, respectively)	8,681	8,680
Deferred expenses, net (including from VIEs of $470 and $516, respectively)	14,408	10,982
Acquired intangible assets, net (including from VIEs of $2,122 and $2,638, respectively)	138,532	105,206
Deferred rent receivable, net (including from VIEs of $1,117 and $1,087, respectively)	22,856	21,274
Prepaid expenses and other assets (including from VIEs of $224 and $164, respectively)	17,881	9,290
TOTAL ASSETS	$3,060,911	$2,658,599
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $81,769 and $82,033, respectively)	$1,008,496	$868,102
Liabilities held for sale	—	18,242
Accounts payable and other liabilities (including from VIEs of $1,403 and $1,335, respectively)	61,095	36,137
Financing obligation	285,201	155,882
Accrued offering costs	116,033	106,908
Accrued interest (including from VIEs of $294 and $296, respectively)	2,232	2,153
Accrued real estate taxes (including from VIEs of $1,141 and $738, respectively)	9,340	6,640
Advisor fees payable	2,270	2,122
Acquired intangible liabilities, net	28,644	14,990
TOTAL LIABILITIES	1,513,311	1,211,176
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 92,740,925 and 89,671,096 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	927	897
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 35,056,224 and 35,612,156 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	351	356
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 9,584,832 and 9,616,299 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	96	96
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 39,559,491 and 33,247,001 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	396	332
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 7,513,281 and 4,957,915 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	75	50
Additional paid-in capital (net of offering costs of $233,628 and $216,405 as of June 30, 2021 and December 31, 2020, respectively)	2,040,114	1,922,136
Distributions to stockholders	(525,732)	(481,760)
Retained earnings	11,605	(14,723)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,527,832	1,427,384
Noncontrolling interests	19,768	20,039
Total equity	1,547,600	1,447,423
TOTAL LIABILITIES AND EQUITY	$3,060,911	$2,658,599
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revenues:
Rental revenue	$52,538	$45,483	$103,269	$92,400
Other revenue	3,508	1,433	5,358	3,176
Total revenues	56,046	46,916	108,627	95,576
Operating expenses:
Real estate taxes	8,205	7,306	16,291	14,847
Property operating expenses	10,194	8,821	20,105	17,579
Property general and administrative	(184)	333	476	2,881
Advisor fees	6,749	6,279	13,074	12,857
Company level expenses	990	594	2,183	1,548
Depreciation and amortization	21,218	18,564	41,163	37,620
Total operating expenses	47,172	41,897	93,292	87,332
Other income (expenses):
Interest expense	(10,288)	(9,265)	(19,550)	(23,800)
Loss from unconsolidated real estate affiliates and fund investments	(2,412)	(3,970)	(2,751)	(12,897)
Gain on disposition of property and extinguishment of debt, net	—	—	33,422	1,708
Total other income and (expenses)	(12,700)	(13,235)	11,121	(34,989)
Net (loss) income	(3,826)	(8,216)	26,456	(26,745)
Less: Net loss (income) attributable to the noncontrolling interests	49	12	(128)	(8)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(3,777)	$(8,204)	$26,328	$(26,753)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.02)	(0.05)	0.15	(0.16)
Class M	(0.02)	(0.05)	0.15	(0.16)
Class A-I	(0.02)	(0.05)	0.15	(0.16)
Class M-I	(0.02)	(0.05)	0.15	(0.16)
Class D	(0.02)	(0.05)	0.15	(0.16)
Weighted average common stock outstanding-basic and diluted	181,126,712	170,103,439	177,963,466	171,423,839

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts (Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, April 1, 2020	173,260,200	$1,733	$1,938,168	$(419,875)	$10,734	$5,989	$1,536,749
Issuance of common stock	3,786,774	38	44,968	—	—	—	45,006
Repurchase of shares	(7,116,405)	(71)	(84,674)	—	—	—	(84,745)
Conversion of shares	(193)	—	—	—	—	—	—
Offering costs	—	—	(3,592)	—	—	—	(3,592)
Stock based compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	(8,204)	(12)	(8,216)
Cash contributions from noncontrolling interests	—	—	—	—	—	(3)	(3)
Distributions declared per share ($0.135)	—	—	—	(20,431)	—	—	(20,431)
Balance, June 30, 2020	169,930,376	$1,700	$1,894,870	$(440,306)	$2,530	$5,974	$1,464,768

Balance, January 1, 2020	165,745,572	$1,658	$1,860,734	$(398,939)	$29,283	$6,021	$1,498,757
Issuance of common stock	18,884,524	189	230,872	—	—	—	231,061
Repurchase of shares	(14,715,002)	(147)	(177,762)	—	—	—	(177,909)
Conversion of shares	(718)	—	—	—	—	—	—
Offering costs	—	—	(19,166)	—	—	—	(19,166)
Stock based compensation	16,000	—	192	—	—	—	192
Net (loss) income	—	—	—	—	(26,753)	8	(26,745)
Cash contributions from noncontrolling interests	—	—	—	—	—	1	1
Cash distributed to noncontrolling interests	—	—	—	—	—	(56)	(56)
Distributions declared per share ($0.270)	—	—	—	(41,367)	—	—	(41,367)
Balance, June 30, 2020	169,930,376	$1,700	$1,894,870	$(440,306)	$2,530	$5,974	$1,464,768

Balance, April 1, 2021	178,048,517	$1,780	$1,974,251	$(503,381)	$15,382	$20,022	$1,508,054
Issuance of common stock	9,540,603	96	114,150	—	—	—	114,246
Repurchase of shares	(3,134,052)	(31)	(37,310)	—	—	—	(37,341)
Conversion of shares	(315)	—	—	—	—	—	—
Offering costs	—	—	(10,977)	—	—	—	(10,977)
Net loss	—	—	—	—	(3,777)	(49)	(3,826)
Cash distributed to noncontrolling interests	—	—	—	—	—	(205)	(205)
Distributions declared per share ($0.135)	—	—	—	(22,351)	—	—	(22,351)
Balance, June 30, 2021	184,454,753	$1,845	$2,040,114	$(525,732)	$11,605	$19,768	$1,547,600

Balance, January 1, 2021	173,104,467	$1,731	$1,922,136	$(481,760)	$(14,723)	$20,039	$1,447,423
Issuance of common stock	18,299,587	183	217,078	—	—	—	217,261
Repurchase of shares	(6,964,644)	(69)	(82,066)	—	—	—	(82,135)
Conversion of shares	(657)	—	—	—	—	—	—
Offering costs	—	—	(17,223)	—	—	—	(17,223)
Stock based compensation	16,000	—	189	—	—	—	189
Net income	—	—	—	—	26,328	128	26,456
Cash distributed to noncontrolling interests	—	—	—	—	—	(399)	(399)
Distributions declared per share ($0.270)	—	—	—	(43,972)	—	—	(43,972)
Balance, June 30, 2021	184,454,753	$1,845	$2,040,114	$(525,732)	$11,605	$19,768	$1,547,600

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands
(Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,456	$(26,745)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,539	37,237
Gain on disposition of property and extinguishment of debt	(33,422)	(1,724)
Straight line rent	(1,136)	(124)
Loss from unconsolidated real estate affiliates and fund investment	2,751	12,897
Distributions from unconsolidated real estate affiliates and fund investment	4,748	1,964
Net changes in assets, liabilities and other	(1,744)	6,551
Net cash provided by operating activities	38,192	30,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(331,497)	(101,220)
Proceeds from sale of real estate investments and fixed assets	66,992	5,372
Capital improvements and lease commissions	(8,753)	(5,413)
Investment in unconsolidated real estate affiliates	(797)	(1,348)
Deposits for investments under contract	(7,500)	—
Net cash used in investing activities	(281,555)	(102,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	341,487	186,867
Repurchase of shares	(82,135)	(177,909)
Offering costs	(8,098)	(9,632)
Distributions to stockholders	(15,974)	(20,714)
Distributions paid to noncontrolling interests	(399)	(56)
Contributions received from noncontrolling interests	—	1
Draws on credit facility	100,000	200,000
Payment on credit facility	(100,000)	—
Proceeds from mortgage notes and other debt payable	211,180	35,900
Debt issuance costs	(6,335)	(71)
Principal payments on mortgage notes and other debt payable	(83,171)	(31,020)
Net cash provided by financing activities	356,555	183,366
Net increase in cash, cash equivalents and restricted cash	113,192	110,813
Cash, cash equivalents and restricted cash at the beginning of the period	101,434	114,022
Cash, cash equivalents and restricted cash at the end of the period	$214,626	$224,835

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows
Cash and cash equivalents	$175,691	$215,183
Restricted cash	38,935	9,652
Cash, cash equivalents and restricted cash at the end of the period	$214,626	$224,835

Supplemental disclosure of cash flow information:
Interest paid	$17,297	$17,599
Non-cash activities:
Write-offs of receivables	$12	$13
Write-offs of retired assets and liabilities	2,952	5,758
Change in liability for capital expenditures	(5,572)	561
Net liabilities transferred at disposition of real estate investment	230	63
Net liabilities assumed at acquisition	432	538
Change in issuance of common stock receivable and redemption of common stock payable	609	1,246
Change in accrued offering costs	9,125	9,534
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of apartment, industrial, office, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of June 30, 2021, we owned interests in a total of 87 properties, located in 22 states.
We own, and plan to continue to own, all or substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are the initial limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). This structure is intended to facilitate tax-deferred contributions of properties to our operating partnership in exchange for limited partnership interests in our operating partnership. A transfer of property directly to a REIT in exchange for shares of common stock of a REIT is generally a taxable transaction to the transferring property owner. In an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of June 30, 2021, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $14,242, and owned directly or indirectly 99.3% of the OP Units of our operating partnership. The remaining 0.7% of the OP Units are held by third parties.
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
On July 6, 2018, the SEC declared our second follow-on Registration Statement on Form S-11 (the "Second Extended Public Offering") effective (Commission File No. 333-222533) to offer up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. In accordance with SEC rules, we extended our Second Extended Public Offering one additional year through July 6, 2021. We reserve the right to terminate the Second Extended Public Offering at any time and to further extend the Second Extended Public Offering term to the extent permissible under applicable law. As of June 30, 2021, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Second Extended Public Offering of $1,075,496.
On June 4, 2021, we filed a Registration Statement on Form S-11 with the SEC (Commission File No. 333-256823) to register a public offering of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan (the “Third Extended Public Offering”). As of August 11, 2021, the Third Extended Public Offering has not been declared effective.
On March 3, 2015, we commenced a private offering (the "Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of June 30, 2021, we have raised aggregate gross proceeds from the sale of shares of our Class D common stock in our Private Offering of $98,188.
On October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors may increase in its sole discretion, in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of June 30, 2021, we have raised $284,922 from our DST Program.
As of June 30, 2021, 92,740,925 shares of Class A common stock, 35,056,224 shares of Class M common stock, 9,584,832 shares of Class A-I common stock, 39,559,491 shares of Class M-I common stock, and 7,513,281 shares of Class D common stock were outstanding and held by a total of 18,453 stockholders.
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
LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of June 30, 2021, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $30,489.
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

Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of June 30, 2021, our VIEs included The District at Howell Mill, Grand Lakes Marketplace, and Presley Uptown due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of June 30, 2021, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At June 30, 2021, our restricted cash balance on our Consolidated Balance Sheets was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at June 30, 2021 and December 31, 2020 was $7,295 and $6,495, respectively.
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
The COVID-19 pandemic has had a negative impact on some of our tenant’s businesses. The duration and extent of the negative effects caused by the COVID-19 pandemic to the economy is uncertain, and as such, collectibility of certain tenants rent receivable balances in the future is also uncertain. We have taken into account current tenant conditions, which include consideration of COVID-19 in our estimation of the tenants uncollectible accounts and deferred rents receivable at June 30, 2021. We are closely monitoring the collectibility of such rents and will adjust future estimations as further information becomes known. During the three and six months ended June 30, 2021, we recorded a reduction in rental revenue of $639 and $1,062, respectively due to concern of collectibility and an increase in straight line revenue of $336 and $149, respectively as a result of collections from certain tenants. During the three and six months ended June 30, 2020, we recorded a reduction in rental revenue of $1,732 and $1,991, respectively, and a reduction in straight line revenue of $1,031 and $2,111 due to concern of collectibility, respectively. During the three and six months ended June 30, 2021, we deferred $231 and $237, respectively, and abated $99 and $254, respectively, of rental revenue. During the three and six months ended June 30, 2020, we deferred $1,070 and abated $855 of rental revenue, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $92,129 and $82,699 at June 30, 2021 and December 31, 2020, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $13,969 and $12,724 at June 30, 2021 and December 31, 2020, respectively, on the accompanying Consolidated Balance Sheets.

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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the six months ended June 30, 2021 and 2020, we recorded an increase and a decrease in fair value classified within the Level 3 category of $36 and $12,088, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on the Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $25,760 and $30,923 higher than the aggregate carrying amounts at June 30, 2021 and December 31, 2020, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
As of June 30, 2021, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$190,000
The fair value of our interest rate swaps represent liabilities of $4,715 and $6,500 at June 30, 2021 and December 31, 2020, respectively.
Ground Lease
As of June 30, 2021, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,125 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,247.

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
In March 2020, the FASB issued Accounting Standard Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), which provides guidance containing practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We are evaluating the impact of this guidance.
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
Effective January 1, 2019, we adopted ASU 2016-02 Leases and 2018-11 Leases: Targeted Improvements (Topic 842) ("ASU 842"). The new guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). We elected a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, when certain criteria are met. Upon adoption, we reclassified these components for prior periods to conform with the current period presentation. We also elected permitted practical expedients to not reassess lease classification and use of the standard’s effective date as the date of initial application and therefore financial information under ASU 842 is not provided for periods prior to January 1, 2019. The accounting for lessors remained largely unchanged from previous GAAP; however, the standard required that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under previous standards, certain of these costs were capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. Additionally, the standard requires lessors to evaluate whether the collectability of all rents is probable before recognizing rental revenues on a straight-line basis over the applicable lease term. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of June 30, 2021, we have a ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,125 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,247.
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
On June 24, 2021, we acquired Louisville Airport Distribution Center, a nearly 284,000 square-foot, newly constructed Class A industrial property located in the Southside/Airport industrial submarket for approximately $32,100. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2021 acquisitions in accordance with authoritative guidance as follows:

2021 Acquisitions
Land	$33,326
Building and equipment	266,491
In-place lease intangible (acquired intangible assets)	44,655
Above-market lease intangible (acquired intangible assets)	2,214
Below-market lease intangible (acquired intangible liabilities)	(15,514)
$331,172
Amortization period for intangible assets and liabilities	6 - 180 months
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

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
Unconsolidated Real Estate Affiliates
In addition to investments in consolidated properties, we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The following represent our unconsolidated real estate affiliates as of June 30, 2021 and December 31, 2020.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	June 30, 2021	December 31, 2020
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$14,075	$14,000
Pioneer Tower	Office	Portland, OR	June 28, 2016	103,666	108,715
The Tremont	Apartment	Burlington, MA	July 19, 2018	21,490	21,430
The Huntington	Apartment	Burlington, MA	July 19, 2018	11,189	11,549
Siena Suwanee Town Center	Apartment	Suwanee, GA	December 15, 2020	30,804	32,196
Total				$181,224	$187,890
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Total revenues	$5,276	$3,870	$10,402	$8,266
Total operating expenses	5,736	3,955	11,437	8,008
Operating income	$(460)	$(85)	$(1,035)	$258
Interest expense	834	533	1,680	1,067
Net loss	$(1,294)	$(618)	$(2,715)	$(809)
Real Estate Fund Investment
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of the Company acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of June 30, 2021, the NYC Retail Portfolio owned 8 retail properties totaling approximately 1,940,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets, which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of June 30, 2021 and December 31, 2020, the carrying amount of our investment in the NYC Retail Portfolio was $79,156 and $79,192, respectively. During the three and six months ended June 30, 2021, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $1,118 and $36, respectively and received no cash distributions. During the three and six months ended June 30, 2020, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $3,352 and $12,088, respectively and received no cash distributions. On March 4, 2020, a retail property in the NYC Retail Portfolio with a square footage of 74,000 was sold and the mortgage loan was extinguished.

Summarized Statement of Operations—NYC Retail Portfolio Investment—Fair Value Option Investment

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Total revenue	$1,040	$428	$1,076	$1,934

Net investment income (loss)	525	(174)	32	910
Net change in unrealized loss on investment in real estate venture	(4,039)	(12,113)	(132)	(43,673)
Net loss	$(3,514)	$(12,287)	$(100)	$(42,763)
NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2031 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			June 30, 2021	December 31, 2020
Mortgage notes payable (1) (2) (3) (4) (5) (6) (7)	June 1, 2023 - March 1, 2038	2.41% - 5.30%	$916,925	$771,043
Credit facility
Term loans	May 25, 2024	3.10%	100,000	100,000
TOTAL			$1,016,925	$871,043
Net debt discount on assumed debt and debt issuance costs			(8,429)	(2,941)
Mortgage notes and other debt payable, net			$1,008,496	$868,102

South Seattle Distribution Center (8)			$—	$17,873
Mortgage notes and other debt payable of held for sale property			$—	$17,873
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
(5)     On April 26, 2021, we entered into a $52,250 mortgage payable on Louisville Distribution Center. The mortgage bears an interest rate of 1.76% and matures on May 1, 2026.
(6)    On May 18, 2021, we entered into a $49,000 mortgage payable on Southeast Phoenix Distribution Center. The mortgage bears an interest rate of 2.70% and matures on June 1, 2028.
(7)    On June 30, 2021, we entered into a $39,900 mortgage payable on Princeton North Andover. The mortgage bears an interest rate of LIBOR + 1.55% (1.65% at June 30, 2021) and matures on June 1, 2028.
(8)    The property associated with this loan was designated as held for sale as of December 31, 2020. The property associated with this loan was sold on January 8, 2021 and the loan was repaid.

Aggregate future principal payments of mortgage notes and other debt payable as of June 30, 2021 are as follows:

Year	Amount
2021	$6,856
2022	88,896
2023	123,889
2024	191,221
2025	191,152
Thereafter	414,911
Total	$1,016,925
Credit Facility
On May 24, 2021, we entered into a credit agreement providing for a $650,000 revolving line of credit and unsecured term loan (collectively, the “Credit Facility”) with a syndicate of eight lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC and Wells Fargo Bank, N.A. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $800 million, subject to receipt of lender commitments and other conditions. The $650,000 Credit Facility consists of a $415,000 revolving credit facility (the “Revolving Credit Facility”) and a $235,000 term loan (the “Term Loan”) with the ability to delay the draw of up to $135,000 for a period of six months. The Revolving Credit Facility contains a sublimit of $25,000 for letters of credit. The primary interest rate for the Revolving Credit Facility is based on LIBOR, plus a margin ranging from 1.40% to 2.10%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on LIBOR, plus a margin ranging from 1.35% to 2.05%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility and the Term Loan is May 24, 2024. Based on our current total leverage ratio, we can elect to borrow at LIBOR plus 1.45% and LIBOR plus 1.40% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.40% to 1.10% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.35% to 1.05% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of June 30, 2021, we believe no material adverse effects had occurred. The Credit Facility provides for alternative rate benchmarks in the event that LIBOR is no longer appropriate or available.
At June 30, 2021, we had $0 outstanding under the Revolving Credit Facility at LIBOR + 1.40% and $100,000 outstanding under the Term Loan at LIBOR + 1.35%. We swapped the LIBOR portion of our $100,000 Term Loan to a blended fixed rate of 1.80% (all in rate of 3.15% at June 30, 2021) and swapped $90,000 of the Revolving Credit Facility to a fixed rate of 2.64% (all in rate of 4.04%) at June 30, 2021. The interest rate swap agreements have maturity dates ranging from May 26, 2022 through February 17, 2023.
Covenants
At June 30, 2021, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at June 30, 2021 and December 31, 2020 was $6,690 and $6,749, respectively.

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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the six months ended June 30, 2021 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2020	89,671,096	35,612,156	9,616,299	33,247,001	4,957,915
Issuance of common stock	7,185,987	1,276,355	144,404	7,153,475	2,555,366
Repurchase of common stock	(4,029,628)	(1,316,457)	(175,871)	(1,442,688)	—
Share conversions	(86,530)	(515,830)	—	601,703	—
Balance, June 30, 2021	92,740,925	35,056,224	9,584,832	39,559,491	7,513,281
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the six months ended June 30, 2021 were as follows:

	Six Months Ended June 30, 2021
	# of shares	Amount
Class A Shares	7,185,987	$85,794
Class M Shares	1,276,355	15,162
Class A-I Shares	144,404	1,722
Class M-I Shares	7,153,475	84,772
Class D Shares	2,555,366	30,000
Total		$217,450

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the six months ended June 30, 2021, we repurchased 6,964,644 shares of common stock in the amount of $82,135. During the six months ended June 30, 2020, we repurchased 14,715,002 shares of common stock in the amount of $177,909.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the six months ended June 30, 2021, we issued 2,348,551 shares of common stock for $27,998 under the distribution reinvestment plan. For the six months ended June 30, 2020, we issued 3,370,113 shares of common stock for $40,541 under the distribution reinvestment plan.
Operating Partnership Units
In connection with the acquisition of Siena Suwanee Town Center, we issued 1,217,092 OP Units to third parties for a total of $14,252. After a one-year holding period, holders of OP Units generally have the right to cause the operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
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

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended June 30, 2021
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(1,904)	$(729)	$(201)	$(786)	$(157)
Weighted average number of common shares outstanding	91,360,963	34,932,190	9,625,797	37,694,481	7,513,281
Basic and diluted net loss per share:	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

	Six Months Ended June 30, 2021
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$13,398	$5,187	$1,424	$5,332	$987
Weighted average number of common shares outstanding	90,565,959	35,054,212	9,631,765	36,031,214	6,680,316
Basic and diluted net income per share:	$0.15	$0.15	$0.15	$0.15	$0.15

	Three Months Ended June 30, 2020
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(4,344)	$(1,760)	$(480)	$(1,381)	$(239)
Weighted average number of common shares outstanding	90,076,114	36,489,588	9,958,587	28,621,235	4,927,915
Basic and diluted net loss per share:	$(0.05)	$(0.05)	$(0.05)	$(0.05)	$(0.05)

	Six Months ended June 30, 2020
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(14,187)	$(5,878)	$(1,643)	$(4,272)	$(773)
Weighted average number of common shares outstanding	90,903,509	37,668,688	10,520,723	27,373,005	4,927,915
Basic and diluted net loss per share:	$(0.16)	$(0.16)	$(0.16)	$(0.16)	$(0.16)
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Second Extended Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Second Extended Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Second Extended Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Second Extended Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Second Extended Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of June 30, 2021 and December 31, 2020, LaSalle had paid $1,535 and $1,138, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST totaling $267 are accounted for as deferred loan costs and are netted against the financing obligation.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. Upon the determination that it is probable that we will exercise the fair market value purchase option, we will recognize additional interest expense or interest income to the financing obligation to account for the difference between the fair value of the property and the outstanding liabilities. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on our Consolidated Statements of Operations and Comprehensive Income. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the specific DST and could fluctuate over time.
As of June 30, 2021, we have sold approximately $284,922 in interests related to the DST Program. As of June 30, 2021, the following properties are included in our DST Program:
•The Reserve at Johns Creek,
•Summit at San Marcos,
•Mason Mill Distribution Center,
•San Juan Medical Center,
•The Penfield,
•Milford Crossing,
•Villas at Legacy,
•Montecito Marketplace,
•Whitestown Distribution Center, and
•Louisville Airport Distribution Center.

NOTE 8—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at June 30, 2021 are as follows:

Year	Amount
2021	$85,585
2022	132,092
2023	110,755
2024	94,432
2025	84,245
Thereafter	292,010
Total	$799,119
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three and six months ended June 30, 2021, no individual tenant accounted for greater than 10% of minimum base rents.
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
Fixed advisory fees for the three and six months ended June 30, 2021 were $6,749 and $13,074, respectively. The fixed advisory fees for the three and six months ended June 30, 2020 were $6,279 and $12,857, respectively. There were no performance fees for the six months ended June 30, 2021 and 2020. Included in Advisor fees payable at June 30, 2021 was $2,270 of fixed advisory fee expense. Included in Advisor fees payable for the year ended December 31, 2020 was $2,122 of fixed advisory fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and six months ended June 30, 2021, we paid JLL Americas $240 and $479, respectively, for property management and leasing services. For the three and six months ended June 30, 2020, we paid JLL Americas $214 and $402, respectively, for property management and leasing services During the three and six months ended June 30, 2021, we paid JLL Americas $209 and $371, respectively in mortgage brokerage fees related to the mortgage notes payable for Louisville Airport Distribution Center and Townlake of Coppell. During the three and six months ended June 30, 2020, we paid JLL Americas $0 and $75, respectively, in sales brokerage fees.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and six months ended June 30, 2021, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,938 and $5,552, respectively. For the three and six months ended June 30, 2020, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,588 and $6,178, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs, at June 30, 2021 and December 31, 2020, were $114,498 and $105,770 of future dealer manager fees payable, respectively.
As of June 30, 2021 and December 31, 2020, we owed $1,535 and $1,138, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the three and six months ended June 30, 2021, the taxable REIT subsidiary paid $1,715 and $2,742, respectively, to the Dealer Manager. For the three and six months ended June 30, 2020, the taxable REIT subsidiary paid $249 and $912, respectively, to the Dealer Manager. In addition, the Dealer Manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total equity of each outstanding unit of beneficial interest for such day, payable by the

Delaware statutory trusts; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit or 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with our operating partnership's fair market value purchase option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share or 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the three and six months ended June 30, 2021, the Delaware statutory trusts paid $178 and $305 in investor servicing fees to the Dealer Manager in connection with the DST Program. For the three and six months ended June 30, 2020, the Delaware statutory trusts paid $14 and $18, respectively, in investor servicing fees to the Dealer Manager in connection with the DST program.
LaSalle also serves as the manager for the DST Program. Each Delaware statutory trust pays the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such Delaware statutory trust. For the three and six months ended June 30, 2021, the Delaware statutory trusts paid $107 and $183 , respectively, in management fees to our Advisor in connection with the DST Program. For the three and six months ended June 30, 2020, the Delaware statutory trusts paid $8 and $10, respectively, in management fees to our Advisor in connection with the DST Program.
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

NOTE 11—SEGMENT REPORTING
We have five reportable operating segments: apartment, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three and six months ended June 30, 2021 and 2020.

	Apartment	Industrial	Office	Retail	Other	Total
Assets as of June 30, 2021	$854,281	$838,704	$333,190	$571,639	$22,752	$2,620,566
Assets as of December 31, 2020	788,060	659,870	277,556	577,588	22,134	2,325,208

Three Months Ended June 30, 2021

Capital expenditures by segment	$1,907	$5,906	$903	$964	$—	$9,680

Revenues:
Rental revenue	$16,934	$15,979	$7,425	$12,138	$62	$52,538
Other revenue	2,119	57	443	93	796	3,508
Total revenues	$19,053	$16,036	$7,868	$12,231	$858	$56,046
Operating expenses:
Real estate taxes	$3,065	$2,518	$861	$1,639	$122	$8,205
Property operating expenses	5,103	1,142	1,569	2,197	183	10,194
Total segment operating expenses	$8,168	$3,660	$2,430	$3,836	$305	$18,399

Reconciliation to net income
Property general and administrative						$(184)
Advisor fees						6,749
Company level expenses						990
Depreciation and amortization						21,218
Total operating expenses						$47,172
Other income and (expenses):
Interest expense						$(10,288)
Loss from unconsolidated real estate affiliates and fund investment						(2,412)
Total other income and (expenses)						$(12,700)
Net loss						$(3,826)

Reconciliation to total consolidated assets as of June 30, 2021
Assets per reportable segments						$2,620,566
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						440,345
Total consolidated assets						$3,060,911

Reconciliation to total consolidated assets as of December 31, 2020
Assets per reportable segments						2,325,208
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						333,391
Total consolidated assets						$2,658,599

	Apartment	Industrial	Office	Retail	Other	Total
Three Months Ended June 30, 2020

Capital expenditures by segment	$715	$542	$663	$226	$—	$2,146

Revenues:
Rental revenue	$16,039	$11,890	$6,912	$10,567	$75	$45,483
Other revenue	728	81	381	89	154	1,433
Total revenues	$16,767	$11,971	$7,293	$10,656	$229	$46,916
Operating expenses:
Real estate taxes	$2,936	$2,026	$858	$1,417	$69	$7,306
Property operating expenses	4,557	1,005	1,451	1,656	152	8,821
Total segment operating expenses	$7,493	$3,031	$2,309	$3,073	$221	$16,127

Reconciliation to net income
Property general and administrative						$333
Advisor fees						6,279
Company level expenses						594
Depreciation and amortization						18,564
Total operating expenses						$41,897
Other income and (expenses):
Interest expense						$(9,265)
Loss from unconsolidated real estate affiliates and fund investment						(3,970)
Total other income and (expenses)						$(13,235)
Net loss						$(8,216)

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2021

Capital expenditures by segment	$2,616	$8,881	$1,337	$1,476	$16	$14,326

Revenues:
Rental revenue	$32,783	$31,205	$14,997	$24,191	$93	$103,269
Other revenue	2,878	62	815	176	1,427	5,358
Total revenues	$35,661	$31,267	$15,812	$24,367	$1,520	$108,627
Operating expenses:
Real estate taxes	$6,176	$4,978	$1,628	$3,272	$237	$16,291
Property operating expenses	9,933	2,496	3,056	4,243	377	20,105
Total segment operating expenses	$16,109	$7,474	$4,684	$7,515	$614	$36,396

Reconciliation to net income
Property general and administrative						$476
Advisor fees						13,074
Company level expenses						2,183
Depreciation and amortization						41,163
Total operating expenses						$93,292
Other income and (expenses):
Interest expense						$(19,550)
Loss from unconsolidated real estate affiliates and fund investments						(2,751)
Gain on disposition of property and extinguishment of debt, net						33,422
Total other income and (expenses)						$11,121
Net income						$26,456

	Apartments	Industrial	Office	Retail	Other	Total
Six Months Ended June 30, 2020

Capital expenditures by segment	$1,728	$815	$1,461	$849	$—	$4,853

Revenues:
Rental revenue	$32,280	$23,882	$13,312	$22,782	$144	$92,400
Other revenue	1,515	188	656	212	605	3,176
Total revenues	$33,795	$24,070	$13,968	$22,994	$749	$95,576
Operating expenses:
Real estate taxes	$5,833	$4,126	$1,706	$3,010	$172	$14,847
Property operating expenses	9,052	1,984	2,654	3,529	360	17,579
Total segment operating expenses	$14,885	$6,110	$4,360	$6,539	$532	$32,426

Reconciliation to net income
Property general and administrative						$2,881
Advisor fees						12,857
Company level expenses						1,548
Depreciation and amortization						37,620
Total operating expenses						$87,332
Other income and (expenses):
Interest expense						$(23,800)
Loss from unconsolidated real estate affiliates and fund investments						(12,897)
Gain on disposition of property and extinguishment of debt, net						1,708
Total other income and (expenses)						$(34,989)
Net loss						$(26,745)

NOTE 12—SUBSEQUENT EVENTS
On July 2, 2021, we acquired two industrial buildings totaling 153,000 square feet located in San Marcos and Poway, California for approximately $36,640. The acquisitions were funded with cash on hand.
On July 9, 2021, we acquired a 130,000 square foot industrial property located in Fremont, California for approximately $32,000 using cash on hand.
On August 5, 2021, we acquired a 49% interest in GVI RH JV Investor, LLC, which owns a 95% interest in a joint venture, alongside a prominent national single family rental operating company, of a portfolio of approximately 4,000 stabilized single family rental homes located in various markets across the United States, including Atlanta, Dallas, Phoenix, Nashville and Charlotte, among others. The seller will retain a 51% interest. The portfolio is encumbered by RMBS in a net amount of $760,000 maturing in the fourth quarter of 2025 at an interest rate of 2.1%. The equity purchase price is approximately $205,000. We funded the transaction using cash on hand and a draw on our revolving line of credit.
On August 10, 2021, our board of directors approved a gross dividend for the third quarter of 2021 of $0.135 per share to stockholders of record as of September 24, 2021. The dividend will be paid on or around September 29, 2021. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
On August 10, 2021, our board of directors approved increasing our DST Program by an additional $500,000 in private placements through the sale of beneficial interests in specific DST Properties, which may be sourced from our existing portfolio or from newly acquired properties sourced from third parties.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, including our DST Properties, which as of June 30, 2021, were comprised of:
Apartment
•The Edge at Lafayette,
•Townlake of Coppell,
•AQ Rittenhouse,
•Lane Parke Apartments,
•Dylan Point Loma,
•The Penfield,
•180 North Jefferson,
•Jory Trail at the Grove,
•The Reserve at Johns Creek,
•Villas at Legacy,
•Stonemeadow Farms,
•Summit at San Marcos,
•Presley Uptown, and
•Princeton North Andover (acquired in 2021).

Industrial
•Kendall Distribution Center,
•Norfleet Distribution Center,
•Suwanee Distribution Center,
•3325 Trinity Boulevard,
•Charlotte Distribution Center,
•DFW Distribution Center,
•O'Hare Industrial Portfolio,
•Tampa Distribution Center,
•Aurora Distribution Center,
•Valencia Industrial Portfolio,
•Pinole Point Distribution Center,
•Mason Mill Distribution Center,
•Fremont Distribution Center,
•3324 Trinity Boulevard,
•Taunton Distribution Center,
•Chandler Distribution Center,
•Fort Worth Distribution Center, (acquired in 2020),
•Whitestown Distribution Center (acquired in 2020),
•Louisville Distribution Center (acquired in 2021),
•Southeast Phoenix Distribution Center (acquired in 2021), and
•Louisville Airport Distribution Center (acquired in 2021).
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
•South Beach Parking Garage.
Sold Properties
•24823 Anza Drive (sold in 2020), and
•South Seattle Distribution Center (sold in 2021).

Discussions surrounding our Unconsolidated Properties refer to the following properties as of June 30, 2021:

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
Estimated Percent of Fair Value as of June 30, 2021:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2021 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of June 30, 2021.
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

Properties
Properties owned at June 30, 2021, including DST Properties, are as follows:

					Percentage Leased as of June 30, 2021
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Apartment Segment:
The Edge at Lafayette	Lafayette, LA	January 15, 2008	100%	207,000	66%
Townlake of Coppell	Coppell, TX	May 22, 2015	100	351,000	94
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	97
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	97
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	99
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	89
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	97
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	99
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	94
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	94
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	98
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	99
Presley Uptown (1)	Charlotte, NC	September 30, 2019	98	190,000	94
Princeton North Andover	North Andover, MA	May 3, 2021	100	204,000	97
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	82
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	66
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100

					Percentage Leased as of June 30, 2021
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	89
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 E 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	100
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frey Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
Louisville Airport Distribution Center	Louisville, KY	June 24, 2021	100	283,844	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	97
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	89
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	88
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	99
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	97
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	96%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	75
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	94
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	96
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	99
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	80
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	93
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	95
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	98
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	93
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	99
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

					Percentage Leased as of June 30, 2021
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (4)	NY/NJ	December 8, 2015	14	1,938,000	89%
Pioneer Tower (5)	Portland, OR	June 28, 2016	100	296,000	71
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	93
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	92
Siena Suwanee Town Center	Suwanee, GA	December 15, 2020	100	226,000	93
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

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of June 30, 2021:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Apartment	14	3,358,000	22%	94%	$22.05
Industrial	39	9,250,000	59	100	5.42
Office	8	976,000	6	98	31.82
Retail	12	1,834,000	12	92	20.98
Other	1	130,000	1	N/A	N/A
Total	74	15,548,000	100%	97%	$12.37
________
(1)Amount calculated as in-place minimum base rent for all occupied space at June 30, 2021 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of June 30, 2021, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $10.99 for our consolidated properties.

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
Rent Collections
Rent collections across our portfolio have continued to improve as most tenants have been able to reopen their businesses and return to normal payment patterns. Collections have been in the upper 90 percent range, and we have received very few new requests for rent relief over the last two quarters. Our retail tenants continue to be a slight laggard in collection of outstanding receivables as compared to the other property sectors.
Property Valuations
Property valuations across our portfolio have stabilized, and we are seeing positive valuation increases across our apartment, industrial and healthcare properties driven by good underlying property fundamentals and strong capital markets.
Credit Facility
On May 24, 2021, we entered into our Credit Facility providing for a $650,000 revolving line of credit and unsecured term loan made up of a $415,000 Revolving Credit Facility and a $235,000 of Term Loans. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $800 million, subject to receipt of lender commitments and other conditions. We are in compliance with our debt covenants as of June 30, 2021. We expect to maintain compliance with our debt covenants
Liquidity
At June 30, 2021, we had in excess of $176,000 in total cash on hand and $550,000 of capacity under our Credit Facility. Looking into 2021, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares and fund quarterly distributions.
Share Repurchase Plan
During the second quarter of 2021, we repurchased $37,341 of our common stock pursuant to our Share Repurchase Plan, which had a quarterly limit of $105,224. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the third quarter of 2021 is $111,435.
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
On June 4, 2021, we filed a Registration Statement on Form S-11 with the SEC for our Third Extended Public Offering to register a public offering of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. As of August 11, 2021, the Third Extended Public Offering has not been declared effective.
Over the past nine years we have acquired 92 properties (all of these consistent with our investment strategy), sold 38 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of June 30, 2021, we have raised gross proceeds of over $2,684,000 from our offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $3,129,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $647,000 and repurchase shares of our common stock for approximately $850,000.
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
On June 24, 2021, we acquired Louisville Airport Distribution Center, a nearly 284,000 square-foot, newly constructed Class A industrial property located in the Southside/Airport industrial submarket for approximately $32,100. The acquisition was funded with cash on hand.
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
On April 26, 2021, we entered into a $52,250 mortgage payable on Louisville Distribution Center. The mortgage bears an interest rate of 1.76% and matures on May 1, 2026.

On May 18, 2021, we entered into a $49,000 mortgage payable on Southeast Phoenix Distribution Center. The mortgage bears an interest rate of 2.70% and matures on June 1, 2028.
On June 30, 2021, we entered into a $39,900 mortgage payable on Princeton North Andover. The mortgage bears an interest rate of libor + 1.55% (1.65% at June 30, 2021) and matures on June 1, 2028.
Subsequent Events
On July 2, 2021, we acquired two industrial properties totaling 153,000 square feet located in San Marcos and Poway, California for approximately $36,640. The acquisitions were funded with cash on hand.
On July 9, 2021, we acquired a 130,000 square foot industrial property located in Fremont, California for approximately $32,000 using cash on hand.
On August 5, 2021, we acquired a 49% interest in GVI RH JV Investor, LLC, which owns a 95% interest in a joint venture, alongside a prominent national single family rental operating company, of a portfolio of approximately 4,000 stabilized single family rental homes located in various markets across the United States, including Atlanta, Dallas, Phoenix, Nashville and Charlotte, among others. The seller will retain a 51% interest. The portfolio is encumbered by RMBS in a net amount of $760,000 maturing in the fourth quarter of 2025 at an interest rate of 2.1%. The equity purchase price is approximately $205,000. We funded the transaction using cash on hand and a draw on our revolving line of credit.
On August 10, 2021, our board of directors approved a gross dividend for the third quarter of 2021 of $0.135 per share to stockholders of record as of September 24, 2021. The dividend will be paid on or around September 29, 2021. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
On August 10, 2021, our board of directors approved increasing our DST Program by an additional $500,000 in private placements through the sale of beneficial interests in specific DST Properties, which may be sourced from our existing portfolio or from newly acquired properties sourced from third parties.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 33% as of June 30, 2021.
2021 Key Initiatives
A short-term initiative is to continue monitoring the status of COVID-19 guidance and its impact on our properties. During the remainder of 2021, we intend to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchasing stock under our share repurchase plan, and fund quarterly distributions. We look to make investments that fit with our investment objectives and guidelines. Likely investment candidates may include well-located, well-leased apartment properties, industrial properties, medical office properties, single family rentals and public REIT securities. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term consistent with traditional core real estate. We also intend to use our Revolving Credit Facility to allow us to efficiently manage our cash flows.

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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the six months ended June 30, 2021 and 2020 are referred to as our comparable properties.
Results of Operations for the Three Months Ended June 30, 2021 and 2020
Revenues
The following chart sets forth revenues by reportable segment for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ Change	% Change
Revenues:
Rental revenue
Apartment	$16,085	$16,137	$(52)	(0.3)%
Industrial	12,272	11,088	1,184	10.7
Office	5,026	5,027	(1)	—
Retail	11,332	9,738	1,594	16.4
Other	62	75	(13)	(17.3)
Comparable properties total	$44,777	$42,065	$2,712	6.4%
Recent acquisitions and sold properties	7,761	3,418	4,343	127.1
Total rental revenue	$52,538	$45,483	$7,055	15.5%

Other revenue
Apartment	$964	$728	$236	32.4%
Industrial	30	26	4	15.4
Office	253	177	76	42.9
Retail	93	88	5	5.7
Other	796	154	642	416.9
Comparable properties total	$2,136	$1,173	$963	82.1%
Recent acquisitions and sold properties	1,372	260	1,112	428
Total other revenue	$3,508	$1,433	$2,075	144.8%
Total revenues	$56,046	$46,916	$9,130	19.5%
Rental revenues at comparable properties increased $2,712 for the three months ended June 30, 2021 as compared to the same period in 2020. The increase of $1,594 within our retail segment was primarily related to an increase in collections from tenants which experienced a decrease in operations from COVID-19 in 2020. The increase in rental revenue from our industrial properties is primarily related to $763 of rent collections at Norfleet Distribution Center and $207 at Taunton Distribution Center due to higher occupancy during the three months ended June 30, 2021 as compared to the same period of 2020.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $963 for the three months ended June 30, 2021 as compared to the same period in 2020. The increase is primarily related to $642 of higher parking revenue at our parking garage in South Beach due to the travel and shelter in place orders placed on the city of South Beach during the three months ended June 30, 2020, which greatly reduced our revenue during that period. The increase of $236 in our apartment segment is primarily related to increases in parking revenue, lease termination fees and insurance reimbursements across several properties during the three months ended June 30, 2021.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$2,969	$2,935	$34	1.2%
Industrial	2,014	1,908	106	5.6
Office	631	626	5	0.8
Retail	1,533	1,318	215	16.3
Other	122	69	53	76.8
Comparable properties total	$7,269	$6,856	$413	6.0%
Recent acquisitions and sold properties	936	450	486	108
Total real estate taxes	$8,205	$7,306	$899	12.3%

Property operating expenses
Apartment	$4,956	$4,548	$408	9.0%
Industrial	1,014	976	38	3.9
Office	962	920	42	4.6
Retail	2,122	1,588	534	33.6
Other	183	152	31	20.4
Comparable properties total	$9,237	$8,184	$1,053	12.9%
Recent acquisitions and sold properties	957	637	320	50.2
Total property operating expenses	$10,194	$8,821	$1,373	15.6%
Total operating expenses	$18,399	$16,127	$2,272	14.1%
Real estate taxes at comparable properties increased by $413 for the three months ended June 30, 2021 as compared to the same period in 2020. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases. The overall increase is primarily related to a reassessment at Grand Lakes Marketplace and Taunton Distribution Center resulting in higher real estate tax expense during the three months ended June 30, 2021. In addition to the reassessments, we experienced an increase of $117 during the three months ended June 30, 2021 at Whitestone Marketplace for taxes we now pay, and recover from tenants, that were previously billed directly to tenants.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $1,053 for the three months ended June 30, 2021 as compared to the same period in 2020. The primary increase occurred within our retail segment where various increases in utilities occurred during the three months ended June 30, 2021 as compared to the same period in 2020. The increases occurring within our apartment segment during the three months ended June 30, 2021 as compared to the same period in 2020 were related to turnover costs, repairs and maintenance and utilities.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ Change	% Change
Property general and administrative	$(184)	$333	$(517)	(155.3)%
Advisor fees	6,749	6,279	470	7.5
Company level expenses	990	594	396	66.7
Depreciation and amortization	21,218	18,564	2,654	14.3
Interest expense	10,288	9,265	1,023	11.0
Loss from unconsolidated affiliates and fund investments	2,412	3,970	(1,558)	(39.2)
Total expenses	$41,473	$39,005	$2,468	6.3%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the three months ended June 30, 2021 as compared to the same period in 2020 primarily due to a partial recovery of a deposit for an unsuccessful acquisition received during 2021.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $470 for the three months ended June 30, 2021 as compared to the same period in 2020 is related to the increase in our NAV primarily attributable to increases in property values and capital raised in the current year.
Company level expenses relate mainly to our compliance and administration related costs. The increase of $396 in company level expenses for the three months ended June 30, 2021 is primarily related to timing of professional fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $2,654 in depreciation and amortization expense for the three months ended June 30, 2021 as compared to the same period in 2020 was primarily related to the acquisition of new properties.
Interest expense increased by $1,023 for the three months ended June 30, 2021 as compared to the same period in 2020 primarily as a result of a $1,414 of increased interest expense from new mortgage notes payable placed on several assets in 2020 and 2021 and interest expense on the financial obligations related to the DST Program. Offsetting this increase is a decrease of $843 in the fair value of our interest rate swaps during the three months ended June 30, 2021 as compared to the same period of 2020.
Loss from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington and Siena Suwanee Town Center as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the three months ended June 30, 2021, we recorded a $1,118 decrease in the fair value of our investment in the NYC Retail Portfolio as compared to an $3,352 decrease in the fair value during the same period of 2020.

Results of Operations for the Six Months Ended June 30, 2021 and 2020
Revenues
The following chart sets forth revenues by reportable segment, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ Change	% Change
Revenues:
Rental revenue
Apartment	$31,933	$32,482	$(549)	(1.7)%
Industrial	24,807	22,159	2,648	11.9
Office	9,966	10,280	(314)	(3.1)
Retail	22,290	21,352	938	4.4
Other	93	144	(51)	(35.4)
Comparable properties total	$89,089	$86,417	$2,672	3.1%
Recent acquisitions and sold properties	14,180	5,983	8,197	137.0
Total rental revenue	$103,269	$92,400	$10,869	11.8%

Other revenue
Apartment	$1,722	$1,514	$208	13.7%
Industrial	35	133	(98)	(73.7)
Office	474	411	63	15.3
Retail	176	171	5	2.9
Other	1,427	605	822	135.9
Comparable properties total	$3,834	$2,834	$1,000	35.3%
Recent acquisitions and sold properties	1,524	342	1,182	345.6
Total other revenue	$5,358	$3,176	$2,182	68.7%
Total revenues	$108,627	$95,576	$13,051	13.7%
Rental revenue at comparable properties increased by $2,672 for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in rental revenue from our industrial properties is primarily related to $1,710 of rent collections at Norfleet Distribution Center and $502 at Taunton Distribution Center due to higher occupancy during the six months ended June 30, 2021 as compared to the same period of 2020. The increase of $938 within our retail segment was primarily related to an increase in collections from tenants which experienced a decrease in operations from COVID-19 in 2020. The decrease of $549 within the apartment segment was primarily related to a reduction in rental rates at 180 North Jefferson as well as lower rental revenue due to uncertainty of collectibility from certain tenants during the six months ended June 30, 2021 as compared to the same period of 2020.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $1,000 for the six months ended June 30, 2021 as compared to the same period in 2020. The increase is primarily related to $822 of higher parking revenue at our parking garage in South Beach primarily due to the travel and shelter in place orders placed on the city of South Beach during the six months ended June 30, 2020, which greatly reduced our revenue during that period.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ Change	% Change
Operating expenses:
Real estate taxes
Apartment	$6,080	$5,833	$247	4.2%
Industrial	4,096	3,863	233	6.0
Office	1,201	1,319	(118)	(8.9)
Retail	3,057	2,845	212	7.5
Other	237	172	65	37.8
Comparable properties total	$14,671	$14,032	$639	4.6%
Recent acquisitions and sold properties	1,620	815	805	98.8
Total real estate taxes	$16,291	$14,847	$1,444	9.7%

Property operating expenses
Apartment	$9,787	$9,254	$533	5.8%
Industrial	2,115	1,911	204	10.7
Office	1,956	1,852	104	5.6
Retail	4,044	3,410	634	18.6
Other	377	360	17	4.7
Comparable properties total	$18,279	$16,787	$1,492	8.9%
Recent acquisitions and sold properties	1,826	792	1,034	130.6
Total property operating expenses	$20,105	$17,579	$2,526	14.4%
Total operating expenses	$36,396	$32,426	$3,970	12.2%
Real estate taxes at comparable properties increased by $639 for the six months ended June 30, 2021 as compared to the same period in 2020. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties were in line with the prior year. The primary increase that occurred within our retail segment was related to increases in utilities during the six months ended June 30, 2021 as compared to the same period in 2020. The other increases occurring within our apartment segment during the six months ended June 30, 2021 as compared to the same period in 2020 were related to turnover costs, repairs and maintenance and utilities.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ Change	% Change
Property general and administrative	$476	$2,881	$(2,405)	(83.5)%
Advisor fees	13,074	12,857	217	1.7
Company level expenses	2,183	1,548	635	41.0
Depreciation and amortization	41,163	37,620	3,543	9.4
Interest expense	19,550	23,800	(4,250)	(17.9)
Loss from unconsolidated affiliates and fund investments	2,751	12,897	(10,146)	(78.7)
Gain on disposition of property and extinguishment of debt, net	(33,422)	(1,708)	(31,714)	1,856.8
Total expenses (income)	$45,775	$89,895	$(44,120)	(49)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased for the six months ended June 30, 2021 as compared to the same period in 2020 due to expenses incurred for unsuccessful acquisitions in 2020 and a partial recovery of a deposit for an unsuccessful acquisition received in 2021.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $217 for the six months ended June 30, 2021 as compared to the same period of 2020 is related to the increase in our NAV attributable to capital raised and increase in property values over during the current year.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $635 for the six months ended June 30, 2021 as compared to the same period in 2020 primarily related to timing of professional service fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense for the six months ended June 30, 2021 as compared to the same period in 2020 increased as additional expense from acquisitions offset lower expenses from property dispositions.
Interest expense decreased by $4,250 for the six months ended June 30, 2021 as compared to the same period in 2020 as a result of unrealized gains on our interest rate swaps in 2021 as opposed to unrealized losses in 2020. This decrease is offset by an increase in interest expense from new mortgage notes payable placed on several assets in 2020 and 2021 and interest expense on the financial obligations related to the DST Program.
Loss from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the six months ended June 30, 2021, we recorded a $36 decrease in the fair value in the NYC Retail Portfolio as compared to a $12,088 decrease in the fair value during the same period of 2020.
Gain on disposition of property and extinguishment of debt, net increased due to a $33,580 gain on the sale of South Seattle Distribution Center, which occurred during the six months ended June 30, 2021.

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
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to Jones Lang LaSalle Income Property Trust, Inc. to NAREIT FFO for the periods presented:

Reconciliation of GAAP net (loss) income to NAREIT FFO	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$(3,777)	$(8,204)	$26,328	$(26,753)
Real estate depreciation and amortization (1)	24,849	20,820	48,271	42,088
Loss (gain) on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	1,110	3,352	(33,306)	10,441
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$22,182	$15,968	$41,293	$25,776
Weighted average shares outstanding, basic and diluted	181,126,712	170,103,439	177,963,466	171,423,839
NAREIT FFO per share, basic and diluted	$0.12	$0.09	$0.23	$0.15
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$22,182	$15,968	$41,293	$25,776
Straight-line rental income (1)	(1,033)	(438)	(1,628)	(171)
Amortization of above- and below-market leases (1)	(818)	(733)	(1,580)	(1,357)
Amortization of net discount on assumed debt (1)	(58)	(27)	(116)	(54)
(Gain) loss on derivative instruments and extinguishment or modification of debt (1)	(840)	(2)	(1,616)	6,304
Adjustment for investment accounted for under the fair value option (2)	255	724	699	1,375
Acquisition expenses	(707)	48	(599)	2,080
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$18,981	$15,540	$36,453	$33,953
Weighted average shares outstanding, basic and diluted	181,126,712	170,103,439	177,963,466	171,423,839
AFFO per share, basic and diluted	$0.10	$0.09	$0.20	$0.20
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio.

NAV as of June 30, 2021
The following table provides a breakdown of the major components of our NAV as of June 30, 2021:

	June 30, 2021
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,515,634	$574,048	$157,089	$648,087	$122,903	$3,017,761
Debt	(489,575)	(185,427)	(50,742)	(209,343)	(39,700)	(974,787)
Other assets and liabilities, net	93,283	35,331	9,668	39,888	7,565	185,735
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,119,342	$423,952	$116,015	$478,632	$90,768	$2,228,709
Number of outstanding shares	92,740,925	35,056,224	9,584,832	39,559,491	7,513,281
NAV per share	$12.07	$12.09	$12.10	$12.10	$12.08
________
(1)The value of our real estate investments was greater than the historical cost by 5.4% as of June 30, 2021.
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
The increase in NAV per share from December 31, 2020 to June 30, 2021, was related to a net increase of 3.7% in the value of our portfolio. Property operations for the six months ended June 30, 2021 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of June 30, 2021:

	Apartment	Industrial	Office	Retail	Other (1)	Total Company
Exit capitalization rate	4.91%	5.28%	5.68%	5.50%	6.25%	5.30%
Discount rate/internal rate of return (IRR)	6.12	5.91	6.46	6.37	7.80	6.20
Annual market rent growth rate	3.13	3.04	2.78	2.53	3.07	2.90
Holding period (years)	10.00	10.00	10.00	10.00	22.26	10.14
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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		June 30, 2021	December 31, 2020
Discount Rate - weighted average	0.25% increase	(2.0)%	(2.0)%
Exit Capitalization Rate - weighted average	0.25% increase	(3.0)%	(2.9)
Annual market rent growth rate - weighted average	0.25% decrease	(1.6)%	(1.5)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $38,320 and $43,959 higher than the carrying values at June 30, 2021 and December 31, 2020, respectively. The NAV per share would have decreased by $0.18 and $0.26 per share at June 30, 2021 and December 31, 2020, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of June 30, 2021 and December 31, 2020 were $114,498 and $105,770, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

June 30, 2021
Stockholders' equity under GAAP	$1,527,832
Adjustments:
Accrued dealer manager fees (1)	112,110
Organization and offering costs (2)	478
Unrealized real estate appreciation (3)	209,722
Accumulated depreciation, amortization and other (4)	378,567
NAV	$2,228,709
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Credit Facility
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Proceeds from our private offering
•	Other Company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures	•	Sales of beneficial interests in the DST Program
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ Change
Net cash provided by operating activities	$38,192	$30,056	$8,136
Net cash used in investing activities	(281,555)	(102,609)	(178,946)
Net cash provided by financing activities	356,555	183,366	173,189
Net cash provided by operating activities increased by $8,136 for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in cash from operating activities is primarily due to new acquisitions as well as increased rent collections from several tenants primarily in our retail segment.
Net cash used in investing activities increased by $178,946 for the six months ended June 30, 2021 as compared to the same period in 2020. The increase was primarily related to increased acquisitions made during the six months ended June 30, 2021 as compared to the same period in 2020, offset partially by the cash received from the sale of South Seattle Distribution Center in the first quarter of 2021.
Net cash provided by financing activities increased by $173,189 for the six months ended June 30, 2021 as compared to the same period in 2020. The change is primarily related to a $154,620 increase in stock issuance during the six months ended June 30, 2021 as compared to the same period in 2020. Additionally, less cash was used for repurchases of common stock during the six months ended June 30, 2021 as compared to the same period in 2020.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at June 30, 2021 and December 31, 2020:

	Consolidated Debt
	June 30, 2021		December 31, 2020
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$977,025	3.19%	$871,043	3.53%
Variable	39,900	1.65	—	—
Total	$1,016,925	3.13%	$871,043	3.53%
Covenants
At June 30, 2021, we were in compliance with all debt covenants.
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
On June 4, 2021, we filed a Registration Statement on Form S-11 with the SEC (Commission File No. 333-256823) to register our Third Extended Public Offering of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. As of August 11, 2021, the Third Extended Public Offering has not been declared effective. Proceeds from our Third Extended Public Offering will be used for the same corporate purposes as the proceeds of the Second Extended Public Offering.
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

Off Balance Sheet Arrangements
At June 30, 2021, we had approximately $110 in an outstanding letter of credit that is not reflected on our balance sheet. We have no other off balance sheet arrangements.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of June 30, 2021, we had consolidated debt of $1,016,925. Including the $8,429 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $1,008,496 at June 30, 2021. We also entered into interest rate swap agreements on $190,000 of debt, which cap the LIBOR rate at between 1.4% and 2.6%.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2021, the fair value of our consolidated debt was estimated to be $25,760 higher than the carrying value of $1,016,925. If treasury rates were 0.25% higher at June 30, 2021, the fair value of our consolidated debt would have been $13,295 higher than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

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
During the three months ended June 30, 2021, we repurchased 3,134,052 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2021	1,151,879	$11.84	1,151,879	—
May 1 - May 31, 2021	990,220	11.89	990,220	—
June 1 - June 30, 2021	991,953	12.03	991,953	—
Total	3,134,052	$11.91	3,134,052	—
________
(1)     Repurchases are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended June 30, 2021.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Intereactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
__________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 11, 2021	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	August 11, 2021	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer