Form 10-Q
period 2021-09-30
Jones Lang LaSalle Income Property Trust, Inc.
filed 2021-11-10
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 10, 2021 were 97,924,180 shares of Class A Common Stock, 35,846,503 shares of Class M Common Stock, 9,307,567 shares of Class A-I Common Stock, 49,183,334 shares of Class M-I Common Stock and 7,513,281 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Investments in real estate:
Land (including from VIEs of $49,059 and $22,605, respectively)	$540,691	$428,313
Buildings and equipment (including from VIEs of $177,431 and $142,946, respectively)	2,507,486	1,892,023
Less accumulated depreciation (including from VIEs of $(25,835) and $(23,083), respectively)	(258,011)	(219,833)
Net property and equipment	2,790,166	2,100,503
Investment in unconsolidated real estate affiliates	179,631	187,890
Real estate fund investments	283,176	79,192
Investments in real estate and other assets held for sale	—	34,148
Net investments in real estate	3,252,973	2,401,733
Investment in marketable securities	28,177	—
Cash and cash equivalents (including from VIEs of $6,668 and $3,159, respectively)	188,380	84,805
Restricted cash (including from VIEs of $671 and $800, respectively)	40,687	16,629
Tenant accounts receivable, net (including from VIEs of $2,019 and $2,679, respectively)	8,338	8,680
Deferred expenses, net (including from VIEs of $509 and $516, respectively)	14,275	10,982
Acquired intangible assets, net (including from VIEs of $9,737 and $2,638, respectively)	161,396	105,206
Deferred rent receivable, net (including from VIEs of $1,122 and $1,087, respectively)	24,427	21,274
Prepaid expenses and other assets (including from VIEs of $543 and $164, respectively)	21,078	9,290
TOTAL ASSETS	$3,739,731	$2,658,599
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $113,554 and $82,033, respectively)	$1,584,926	$868,102
Liabilities held for sale	—	18,242
Accounts payable and other liabilities (including from VIEs of $1,626 and $1,335, respectively)	52,273	36,137
Financing obligation	298,584	155,882
Accrued offering costs	126,674	106,908
Accrued interest (including from VIEs of $322 and $296, respectively)	2,714	2,153
Accrued real estate taxes (including from VIEs of $1,497 and $738, respectively)	14,779	6,640
Advisor fees payable	16,654	2,122
Acquired intangible liabilities, net (including from VIEs of $218 and $—, respectively)	28,468	14,990
TOTAL LIABILITIES	2,125,072	1,211,176
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 96,013,268 and 89,671,096 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	960	897
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 35,541,455 and 35,612,156 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	355	356
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 9,074,648 and 9,616,299 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	91	96
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 46,244,259 and 33,247,001 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	462	332
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 7,513,281 and 4,957,915 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	75	50
Additional paid-in capital (net of offering costs of $248,424 and $216,405 as of September 30, 2021 and December 31, 2020, respectively)	2,148,205	1,922,136
Distributions to stockholders	(549,120)	(481,760)
Accumulated deficit	(7,647)	(14,723)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,593,381	1,427,384
Noncontrolling interests	21,278	20,039
Total equity	1,614,659	1,447,423
TOTAL LIABILITIES AND EQUITY	$3,739,731	$2,658,599
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenues:
Rental revenue	$58,100	$46,970	$161,369	$139,370
Other revenue	2,827	2,067	8,185	5,243
Total revenues	60,927	49,037	169,554	144,613
Operating expenses:
Real estate taxes	8,282	7,572	24,573	22,419
Property operating expenses	10,947	9,975	31,052	27,554
Property general and administrative	470	728	946	3,609
Advisor fees	21,546	6,192	34,620	19,049
Company level expenses	940	693	3,123	2,241
Depreciation and amortization	23,519	18,830	64,682	56,450
Total operating expenses	65,704	43,990	158,996	131,322
Other income (expenses):
Interest expense	(11,714)	(8,391)	(31,264)	(32,191)
Loss from unconsolidated real estate affiliates and fund investments	(1,270)	(3,289)	(4,021)	(16,186)
Investment income on marketable securities	88	—	88	—
Net realized gain upon sale of marketable securities	38	—	38	—
Net unrealized change in fair value of investment in marketable securities	(1,711)	—	(1,711)	—
(Loss) gain on disposition of property and extinguishment of debt, net	—	(3,480)	33,422	(1,772)
Total other income and (expenses)	(14,569)	(15,160)	(3,448)	(50,149)
Net (loss) income	(19,346)	(10,113)	7,110	(36,858)
Less: Net loss (income) attributable to the noncontrolling interests	94	(9)	(34)	(17)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$(19,252)	$(10,122)	$7,076	$(36,875)
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.25)	(0.06)	0.04	(0.22)
Class M	(0.25)	(0.06)	0.04	(0.22)
Class A-I	(0.25)	(0.06)	0.04	(0.22)
Class M-I	(0.26)	(0.06)	0.03	(0.22)
Class D	(0.25)	(0.06)	0.03	(0.22)
Weighted average common stock outstanding-basic and diluted	189,887,181	169,289,415	181,981,691	170,707,171

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts (Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, July 1, 2020	169,930,376	$1,700	$1,894,870	$(440,306)	$2,530	$5,974	$1,464,768
Issuance of common stock	3,343,225	33	38,996	—	—	—	39,029
Repurchase of shares	(3,882,050)	(39)	(45,153)	—	—	—	(45,192)
Conversion of shares	(149)	—	—	—	—	—	—
Offering costs	—	—	(3,315)	—	—	—	(3,315)
Net loss	—	—	—	—	(10,122)	9	(10,113)
Cash contributions from noncontrolling interests	—	—	—	—	—	2	2
Distributions declared per share ($0.135)	—	—	—	(20,402)	—	—	(20,402)
Balance, September 30, 2020	169,391,402	$1,694	$1,885,398	$(460,708)	$(7,592)	$5,941	$1,424,733

Balance, January 1, 2020	165,745,572	$1,658	$1,860,734	$(398,939)	$29,283	$6,021	$1,498,757
Issuance of common stock	22,227,749	222	269,868	—	—	—	270,090
Repurchase of shares	(18,597,052)	(186)	(222,915)	—	—	—	(223,101)
Conversion of shares	(867)	—	—	—	—	—	—
Offering costs	—	—	(22,481)	—	—	—	(22,481)
Stock based compensation	16,000	—	192	—	—	—	192
Net loss	—	—	—	—	(36,875)	17	(36,858)
Cash contributions from noncontrolling interests	—	—	—	—	—	3	3
Cash distributed to noncontrolling interests	—	—	—	—	—	(100)	(100)
Distributions declared per share ($0.405)	—	—	—	(61,769)	—	—	(61,769)
Balance, September 30, 2020	169,391,402	$1,694	$1,885,398	$(460,708)	$(7,592)	$5,941	$1,424,733

Balance, July 1, 2021	184,454,753	$1,845	$2,040,114	$(525,732)	$11,605	$19,768	$1,547,600
Issuance of common stock	12,288,669	122	152,178	—	—	—	152,300
Repurchase of shares	(2,358,010)	(24)	(29,340)	—	—	—	(29,364)
Conversion of shares	(2,501)	—	—	—	—	—	—
Offering costs	—	—	(14,796)	—	—	—	(14,796)
Stock based compensation	4,000	—	49	—	—	—	49
Net loss	—	—	—	—	(19,252)	(94)	(19,346)
Cash contributions from noncontrolling interests	—	—	—	—	—	3,423	3,423
Cash distributed to noncontrolling interests	—	—	—	—	—	(1,819)	(1,819)
Distributions declared per share ($0.135)	—	—	—	(23,388)	—	—	(23,388)
Balance, September 30, 2021	194,386,911	$1,943	$2,148,205	$(549,120)	$(7,647)	$21,278	$1,614,659

Balance, January 1, 2021	173,104,467	$1,731	$1,922,136	$(481,760)	$(14,723)	$20,039	$1,447,423
Issuance of common stock	30,588,256	305	369,256	—	—	—	369,561
Repurchase of shares	(9,322,654)	(93)	(111,406)	—	—	—	(111,499)
Conversion of shares	(3,158)	—	—	—	—	—	—
Offering costs	—	—	(32,019)	—	—	—	(32,019)
Stock based compensation	20,000	—	238	—	—	—	238
Net income	—	—	—	—	7,076	34	7,110
Cash contributions from noncontrolling interests	—	—	—	—	—	3,423	3,423
Cash distributed to noncontrolling interests	—	—	—	—	—	(2,218)	(2,218)
Distributions declared per share ($0.405)	—	—	—	(67,360)	—	—	(67,360)
Balance, September 30, 2021	194,386,911	$1,943	$2,148,205	$(549,120)	$(7,647)	$21,278	$1,614,659

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,110	$(36,858)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,948	55,852
Gain on disposition of property and extinguishment of debt	(33,422)	1,772
Net realized gain upon sale of marketable securities	(38)	—
Net unrealized loss in fair value of marketable securities	1,711	—
Straight line rent	(2,707)	(740)
Loss from unconsolidated real estate affiliates and fund investments	4,021	16,186
Distributions from unconsolidated real estate affiliates and fund investments	8,121	3,443
Net changes in assets, liabilities and other	15,748	11,903
Net cash provided by operating activities	64,492	51,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(718,890)	(101,220)
Proceeds from sale of real estate investments and fixed assets	66,992	5,372
Capital improvements and lease commissions	(21,254)	(8,056)
Investment in unconsolidated real estate affiliates	(207,866)	(3,788)
Deposits for investments under contract	(4,159)	—
Investment in marketable securities	(31,170)	—
Proceeds from sale of marketable securities	1,320	—
Net cash used in investing activities	(915,027)	(107,692)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	484,169	247,601
Repurchase of shares	(111,499)	(221,662)
Offering costs	(12,252)	(13,660)
Distributions to stockholders	(24,296)	(27,988)
Distributions paid to noncontrolling interests	(2,218)	(100)
Contributions received from noncontrolling interests	3,423	3
Deposits for loan commitments	—	(405)
Draws on credit facility	550,000	200,000
Payment on credit facility	(140,000)	(100,000)
Proceeds from mortgage notes and other debt payable	322,382	35,900
Debt issuance costs	(6,959)	(52)
Payment on early extinguishment of debt	—	(1,457)
Principal payments on mortgage notes and other debt payable	(84,582)	(88,023)
Net cash provided by financing activities	978,168	30,157
Net increase in cash, cash equivalents and restricted cash	127,633	(25,977)
Cash, cash equivalents and restricted cash at the beginning of the period	101,434	114,022
Cash, cash equivalents and restricted cash at the end of the period	$229,067	$88,045

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows
Cash and cash equivalents	$188,380	$74,132
Restricted cash	40,687	13,913
Cash, cash equivalents and restricted cash at the end of the period	$229,067	$88,045

Supplemental disclosure of cash flow information:
Interest paid	$26,541	$26,994
Non-cash activities:
Write-offs of receivables	$38	$53
Write-offs of retired assets and liabilities	4,312	9,341
Change in liability for capital expenditures	(29)	525
Net liabilities transferred at disposition of real estate investment	230	63
Net liabilities assumed at acquisition	1,369	538
Change in issuance of common stock receivable and redemption of common stock payable	(6,371)	2,938
Change in accrued offering costs	19,767	8,821
Assumption of mortgage notes payables	(53,219)	—
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of residential, industrial, office, retail and other properties located in the United States. Over time, our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of September 30, 2021, we owned interests in a total of 98 properties and over 4,000 single-family rental houses located in 26 states.
We own all or substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of September 30, 2021, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $14,242, and owned directly or indirectly 99.4% of the OP Units of our operating partnership. The remaining 0.6% of the OP Units are held by third parties.
From our inception to September 30, 2021, we have received approximately $3,661,870 in gross offering proceeds from various public and private offerings of shares of our common stock. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC").
On July 6, 2018, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of September 30, 2021, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $1,227,818. We intend to continue to offer shares on a continuous basis for an indefinite period of tie by filing anew registration statement before the end of each offering, and on June 4, 2021, we filed a new registration statement to register a follow-on public offering (the Follow-on Public Offering" of up to $3,000,000 in any combination of shares or our Class A, Class M, Class A-I and Class M-I common stock. As of November 10, 2021, our Follow-on Public Offering has not been declared effective.
In addition to our public offerings, on March 3, 2015, we commenced a private offering (the "Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of September 30, 2021, we have raised aggregate gross proceeds of $98,188. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors increased to $1,000,000 on August 10, 2021, in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of September 30, 2021, we have raised $300,427 from our DST Program.
As of September 30, 2021, 96,013,268 shares of Class A common stock, 35,541,455 shares of Class M common stock, 9,074,648 shares of Class A-I common stock, 46,244,259 shares of Class M-I common stock, and 7,513,281 shares of Class D common stock were outstanding and held by a total of 19,118 stockholders.
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
LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of September 30, 2021, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $32,103.
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

Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of September 30, 2021, our VIEs included The District at Howell Mill, Grand Lakes Marketplace, Presley Uptown, 237 Via Vera Cruz, 4211 Starboard Drive and 13500 Danielson Drive due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of September 30, 2021, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
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
The interim financial data as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At September 30, 2021, our restricted cash balance on our Consolidated Balance Sheets was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at September 30, 2021 and December 31, 2020 was $7,892 and $6,495, respectively.
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
The COVID-19 pandemic has had a negative impact on some of our tenants' businesses. The duration and extent of the negative effects caused by the COVID-19 pandemic to the economy is uncertain, and as such, collectibility of certain tenants' rent receivable balances in the future is also uncertain. We have taken into account current tenant conditions, which include consideration of COVID-19 in our estimation of the tenants' uncollectible accounts and deferred rents receivable at September 30, 2021. We are closely monitoring the collectibility of such rents and will adjust future estimations as further information becomes known. During the three months ended September 30, 2021 we recorded an increase in rental revenue due to collections of balances previously thought to be uncollectable of $583, and we recorded a reduction in rental revenue of $480 for nine months ended September 30, 2021 due to concern of collectibility. During the three and nine months ended September 30, 2021, we recorded a decrease in straight line revenue of $14 and an increase of $135, respectively, as a result of collections from certain tenants. During the three and nine months ended September 30, 2020, we recorded a reduction in rental revenue of $710 and $2,701, respectively, and a reduction in straight line revenue of $30 and $2,141 due to concern of collectibility, respectively. During the three and nine months ended September 30, 2021, we deferred $699 and $937, respectively, and abated $299 and $553, respectively, of rental revenue. During the three and nine months ended September 30, 2020, we deferred $679 and $1,851, respectively, and abated $113 and $970 of rental revenue, respectively.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $100,585 and $82,699 at September 30, 2021 and December 31, 2020, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $14,471 and $12,724 at September 30, 2021 and December 31, 2020, respectively, on the accompanying Consolidated Balance Sheets.

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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the nine months ended September 30, 2021 and 2020, we recorded a decrease in fair value classified within the Level 3 category of $2,849 and $14,737, respectively, in our investment in the NYC Retail Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on the Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $27,738 and $30,923 higher than the aggregate carrying amounts at September 30, 2021 and December 31, 2020, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
As of September 30, 2021, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$190,000
The fair value of our interest rate swaps represent liabilities of $3,897 and $6,500 at September 30, 2021 and December 31, 2020, respectively.
Investment in Marketable Securities
In accordance with our investment guidelines, investments in marketable securities consist of stock of publicly traded REITs. The net unrealized change in the fair value of our investments in marketable securities is recorded in earnings as part of net income in accordance with Accounting Standard Update ("ASU") 2016-1, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.

Ground Lease
As of September 30, 2021, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,114 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,249.
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
Recently Issued Accounting Pronouncements
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
Effective January 1, 2019, we adopted ASU 2016-02 Leases and 2018-11 Leases: Targeted Improvements (Topic 842) ("ASU 842"). The new guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). We elected a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, when certain criteria are met. Upon adoption, we reclassified these components for prior periods to conform with the current period presentation. We also elected permitted practical expedients to not reassess lease classification and use of the standard’s effective date as the date of initial application and therefore financial information under ASU 842 is not provided for periods prior to January 1, 2019. The accounting for lessors remained largely unchanged from previous GAAP; however, the standard required that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under previous standards, certain of these costs were capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. Additionally, the standard requires lessors to evaluate whether the collectability of all rents is probable before recognizing rental revenues on a straight-line basis over the applicable lease term. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of September 30, 2021, we have a ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,114 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of 2,249.

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the industrial, office, residential, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
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
On May 3, 2021, we acquired Princeton North Andover, a newly constructed, 192-unit residential property located in North Andover, Massachusetts, for approximately $72,500. The acquisition was funded with cash on hand.
On June 24, 2021, we acquired Louisville Airport Distribution Center, a nearly 284,000 square-foot, newly constructed Class A industrial property located in the Southside/Airport industrial submarket of Louisville, Kentucky for approximately $32,100. The acquisition was funded with cash on hand.
On July 2, 2021, we acquired a 95% interest in two industrial buildings, 237 Via Vera Cruz and 13500 Danielson Street, totaling 153,000 square feet located in San Marcos and Poway, California, respectively, for approximately $36,640. The acquisitions were funded with cash on hand.
On July 9, 2021, we acquired a 95% interest in 4211 Starboard, a 130,000 square foot industrial property located in Fremont, California for approximately $32,000 using cash on hand.
On August 23, 2021, we acquired The Preserve at the Meadows, a 220-unit garden-style residential property in Fort Collins, Colorado, for approximately $61,000. The acquisition was funded with cash on hand.
On August 31, 2021, we acquired The Rockwell, a 204-unit residential property in Berlin, Massachusetts, for approximately $84,000. The acquisition was funded with cash on hand.
On September 15, 2021, we acquired 9101 Stony Point Drive, an 87,000 square foot, medical office building in Richmond, Virginia, for approximately $52,000. The acquisition was funded with cash on hand.
On September 28, 2021, we acquired 5 National Way and 47 National Way, a two-building life sciences center totaling 375,000 square feet, located in Durham, North Carolina for approximately $66,750. The acquisitions were funded with cash on hand.
On September 29, 2021, we acquired Miramont Apartments, a 210-unit residential property located in Fort Collins, Colorado, for approximately $57,400. The acquisition was funded with cash on hand and a draw on our line of credit.
On September 29, 2021, we acquired Pinecone Apartments, a 195-unit residential property located in Fort Collins, Colorado, for approximately $51,600. The acquisition was funded with cash on hand and a draw on our line of credit.
We allocated the purchase price for our 2021 acquisitions in accordance with authoritative guidance as follows:

2021 Acquisitions
Land	$112,378
Building and equipment	599,830
In-place lease intangible (acquired intangible assets)	74,979
Above-market lease intangible (acquired intangible assets)	3,250
Below-market lease intangible (acquired intangible liabilities)	(16,328)
$774,109
Amortization period for intangible assets and liabilities	6 - 180 months

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
NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The residential sector includes apartment properties and single family rental homes.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates as of September 30, 2021 and December 31, 2020.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	September 30, 2021	December 31, 2020
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$13,853	$14,000
Pioneer Tower	Office	Portland, OR	June 28, 2016	102,748	108,715
The Tremont	Residential	Burlington, MA	July 19, 2018	21,417	21,430
The Huntington	Residential	Burlington, MA	July 19, 2018	10,938	11,549
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,675	32,196
Total				$179,631	$187,890
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Total revenues	$5,564	$3,920	$15,964	$12,188
Total operating expenses	4,958	4,030	16,394	12,038
Operating income	$606	$(110)	$(430)	$150
Interest expense	834	531	2,513	1,599
Net loss	$(228)	$(641)	$(2,943)	$(1,449)
Real Estate Fund Investments
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of September 30, 2021, the NYC Retail Portfolio owned eight retail properties totaling approximately 1,940,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. This fair value election was made as the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets, which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We did not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the retail assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investment. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of September 30, 2021 and December 31, 2020, the carrying amount of our investment in the NYC Retail Portfolio was $78,004 and $79,192, respectively. During the three and nine months ended September 30, 2021, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $2,813 and $2,849, respectively and received no cash distributions. During the three and nine months ended September 30, 2021, we made a $1,661 capital contribution to Madison NYC Core Retail Partners, L.P. During the three and nine months ended September 30, 2020, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $2,648 and $14,737, respectively and received no cash distributions. On March 4, 2020, a retail property in the NYC Retail Portfolio with a square footage of 74,000 was sold and the mortgage loan was extinguished.
Single-Family Rental Portfolio
On August 5, 2021, we acquired a 47% interest in a portfolio of approximately 4,000 stabilized single family rental homes located in various markets across the United States, including Atlanta, Dallas, Phoenix, Nashville and Charlotte, among others (the "Single-Family Rental Portfolio"). The portfolio is encumbered by securitized mortgages in a net amount of approximately $760,000 maturing in the fourth quarter of 2025 at a weighted average interest rate of 2.1%. The equity purchase price our 47% interest was approximately $205,000. We funded the transaction using cash on hand and a draw on our revolving line of credit.
As of September 30, 2021, the carrying amount of our investment in the Single-Family Rental Portfolio was $205,172. During the three months ended September 30, 2021, we recorded no change in the fair value of our investment in the Single-Family Rental Portfolio. During the three months ended September 30, 2021, we received distributions of income totaling $1,771. This cash distribution of income increased income from unconsolidated real estate affiliates and fund investments.
Summarized Statement of Operations—NYC Retail Portfolio Investment and Single-Family Rental Portfolio—Fair Value Option Investment

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Total revenue	$12,747	$313	$11,671	$2,247

Net investment income (loss)	4,372	(174)	4,390	736
Net change in unrealized loss on investment in real estate venture	(10,295)	(9,570)	(10,163)	(53,243)
Net loss	$(5,923)	$(9,744)	$(5,773)	$(52,507)

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2031 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			September 30, 2021	December 31, 2020
Mortgage notes payable (1)(2)(3)	June 1, 2023 - March 1, 2038	1.48% - 5.30%	$1,079,935	$771,043
Credit facility
Revolving line of credit	May 25, 2024	1.73%	275,000	—
Term loans	May 24, 2024	3.10%	235,000	100,000
TOTAL			$1,589,935	$871,043
Net debt discount on assumed debt and debt issuance costs			(5,009)	(2,941)
Mortgage notes and other debt payable, net			$1,584,926	$868,102

South Seattle Distribution Center (4)			$—	$17,873
________
(1)     During the nine months ending September 30, 2021, we entered into the following new mortgage notes payable:
•On February 10, 2021, we entered into a $34,000 mortgage payable on Whitestown Distribution Center. The mortgage note bears an interest of 2.95% and matures on February 10, 2028.
•On March 11, 2021, we entered into a $36,030 mortgage payable on Townlake of Coppell. The mortgage note bears an interest rate of 2.41% and matures on April 10, 2028.
•On April 26, 2021, we entered into a $52,250 mortgage payable on Louisville Distribution Center. The mortgage bears an interest rate of 1.76% and matures on May 1, 2026.
•On May 18, 2021, we entered into a $49,000 mortgage payable on Southeast Phoenix Distribution Center. The mortgage bears an interest rate of 2.70% and matures on June 1, 2028.
•On June 30, 2021, we entered into a $39,900 mortgage payable on Princeton North Andover. The mortgage bears an interest rate of LIBOR + 1.55% (1.63% at September 30, 2021) and matures on June 1, 2028.
•On September 10, 2021, we entered into a $32,492 mortgage payable on two industrial buildings. $11,880 is allocated towards the San Marcos property and $20,612 is allocated towards the Fremont property. The mortgage bears an interest rate of LIBOR + 1.40% (1.48% at September 30, 2021) and matures on September 8, 2026.
•On September 23, 2021, we entered into a $32,400 mortgage payable on The Preserve at the Meadows. The mortgage bears an interest rate of 2.57% and matures on October 1, 2031.
•On September 30, 2021, we entered into a $46,310 mortgage payable on The Rockwell. The mortgage bears an interest rate of 2.62% and matures on October 1, 2031.
(2)    During the nine months ending September 30, 2021, we repaid the following mortgage notes payable:
•On March 8, 2021, we repaid the mortgage note payable related to 140 Park Avenue in the amount of $22,800.
•On March 17, 2021, we repaid the mortgage note payable related to Monument IV in the amount of $40,000.
(3)    During the nine months ending September 30, 2021, we assumed the following mortgage notes payable:
•On September 29, 2021, we assumed a mortgage payable that was originated on May 1, 2016 on Miramont Apartments. The mortgage bears an interest rate of 3.87% for the remaining five- year term. As of September 30, 2021, the balance of the loan was $27,752.

•On September 29, 2021, we assumed a mortgage payable that was originated on May 1, 2016 on Pinecone Apartments. The mortgage bears an interest rate of 3.87% for the remaining five-year term. As of September 30, 2021, the balance of the loan was $25,467.
(4)     The property associated with this loan was designated as held for sale as of December 31, 2020. The property associated with this loan was sold on January 8, 2021 and the loan was repaid.
Aggregate future principal payments of mortgage notes and other debt payable as of September 30, 2021 are as follows:

Year	Amount
2021	$1,908
2022	7,812
2023	89,890
2024	534,917
2025	192,296
Thereafter	763,112
Total	$1,589,935
Credit Facility
On May 24, 2021, we entered into a credit agreement providing for a $650,000 revolving line of credit and unsecured term loan (collectively, the “Credit Facility”) with a syndicate of eight lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC and Wells Fargo Bank, N.A. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $800 million, subject to receipt of lender commitments and other conditions. The $650,000 Credit Facility consists of a $415,000 revolving credit facility (the “Revolving Credit Facility”) and a $235,000 term loan (the “Term Loan”). The Revolving Credit Facility contains a sublimit of $25,000 for letters of credit. The primary interest rate for the Revolving Credit Facility is based on LIBOR, plus a margin ranging from 1.40% to 2.10%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on LIBOR, plus a margin ranging from 1.35% to 2.05%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility and the Term Loan is May 24, 2025. Based on our current total leverage ratio, we can elect to borrow at LIBOR plus 1.45% and LIBOR plus 1.40% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.40% to 1.10% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.35% to 1.05% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of September 30, 2021, we believe no material adverse effects had occurred. The Credit Facility provides for alternative rate benchmarks in the event that LIBOR is no longer appropriate or available.
At September 30, 2021, we had $275,000 outstanding under the Revolving Credit Facility at LIBOR + 1.65% and $235,000 outstanding under the Term Loan at LIBOR + 1.60%. We swapped the LIBOR portion on $190,000 of our Term Loan to a blended fixed rate of 1.93% (all in rate of 3.53% at September 30, 2021) and swapped $90,000 of the Revolving Credit Facility to a fixed rate of 2.64% (all in rate of 4.04%) at September 30, 2021. The interest rate swap agreements have maturity dates ranging from May 26, 2022 through February 17, 2023.
Covenants
At September 30, 2021, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at September 30, 2021 and December 31, 2020 was $7,308 and $6,749, respectively.

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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the nine months ended September 30, 2021 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2020	89,671,096	35,612,156	9,616,299	33,247,001	4,957,915
Issuance of common stock	11,621,561	2,231,314	196,799	14,003,216	2,555,366
Repurchase of common stock	(5,124,503)	(1,566,243)	(738,450)	(1,893,458)	—
Share conversions	(154,886)	(735,772)	—	887,500	—
Balance, September 30, 2021	96,013,268	35,541,455	9,074,648	46,244,259	7,513,281
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the nine months ended September 30, 2021 were as follows:

	Nine Months Ended September 30, 2021
	# of shares	Amount
Class A Shares	11,621,561	$141,017
Class M Shares	2,231,314	27,058
Class A-I Shares	196,799	2,385
Class M-I Shares	14,003,216	169,339
Class D Shares	2,555,366	30,000
Total		$369,799

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the nine months ended September 30, 2021, we repurchased 9,322,654 shares of common stock in the amount of $111,499. During the nine months ended September 30, 2020, we repurchased 18,597,052 shares of common stock in the amount of $223,101.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the nine months ended September 30, 2021, we issued 3,540,535 shares of common stock for $43,064 under the distribution reinvestment plan. For the nine months ended September 30, 2020, we issued 4,505,845 shares of common stock for $53,669 under the distribution reinvestment plan.
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

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended September 30, 2021
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(16,540)	$(6,140)	$(1,651)	$(7,537)	$(1,313)
Allocation of performance fee	6,662	2,635	710	3,463	582
Total	$(23,202)	$(8,775)	$(2,361)	$(11,000)	$(1,895)
Weighted average number of common shares outstanding	94,656,530	35,138,533	9,447,086	43,131,751	7,513,281
Basic and diluted net loss per share:	$(0.25)	$(0.25)	$(0.25)	$(0.26)	$(0.25)

	Nine Months Ended September 30, 2021
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$10,649	$4,063	$1,108	$4,450	$806
Allocation of performance fee	6,662	2,635	710	3,463	582
Total	$3,987	$1,428	$398	$987	$224
Weighted average number of common shares outstanding	91,944,466	35,082,628	9,569,529	38,424,069	6,961,022
Basic and diluted net income per share:	$0.04	$0.04	$0.04	$0.03	$0.03

	Three Months Ended September 30, 2020
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(5,346)	$(2,147)	$(579)	$(1,753)	$(297)
Weighted average number of common shares outstanding	89,432,854	35,897,894	9,686,983	29,313,769	4,927,915
Basic and diluted net loss per share:	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)

	Nine Months ended September 30, 2020
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(19,529)	$(8,009)	$(2,213)	$(6,055)	$(1,069)
Weighted average number of common shares outstanding	90,409,712	37,074,115	10,240,781	28,024,648	4,927,915
Basic and diluted net loss per share:	$(0.22)	$(0.22)	$(0.22)	$(0.22)	$(0.22)
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until July 6, 2018, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. LaSalle agreed to fund our organization and offering expenses for the Third Extended Public Offering which has not yet been declared effective by the SEC. We will begin reimbursing LaSalle over 36 months once the Third Extended Public Offering is declared effective. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of September 30, 2021 and December 31, 2020, LaSalle had paid $1,551 and $1,138, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

NOTE 7—DST PROGRAM
On October 16, 2019, we, through our operating partnership, initiated the DST Program and on August 10, 2021, our board of directors approved an increase to raise up to a total of $1,000,000 in private placements through the sale of beneficial interests in specific Delaware statutory trusts (“DST”) holding DST Properties, which may be sourced from our existing portfolio or from newly acquired properties sourced from third parties. Each DST Property will be leased back by a wholly owned subsidiary of our operating partnership on a long-term basis of up to ten years pursuant to a master lease agreement. The master lease agreements are expected to be guaranteed by our operating partnership. As compensation for the master lease guarantee, our operating partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors at any time after two years from the closing of the applicable DST offering in exchange for OP Units or cash, at our discretion.
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST totaling $1,857 are accounted for as deferred loan costs and are netted against the financing obligation.
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
As of September 30, 2021, we have sold $300,427 in interests related to the DST Program. As of September 30, 2021, the following properties are included in our DST Program:
•The Reserve at Johns Creek,
•Summit at San Marcos,
•Mason Mill Distribution Center,
•San Juan Medical Center,
•The Penfield,
•Milford Crossing,
•Villas at Legacy,
•Montecito Marketplace,
•Whitestown Distribution Center,
•Louisville Airport Distribution Center,
•The Preserve at the Meadows,
•The Rockwell and
•9101 Stony Point Drive.

NOTE 8—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at September 30, 2021 are as follows:

Year	Amount
2021	$50,750
2022	156,142
2023	123,646
2024	103,705
2025	91,797
Thereafter	337,651
Total	$863,691
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three and nine months ended September 30, 2021, no individual tenant accounted for greater than 10% of minimum base rents.
NOTE 9—RELATED PARTY TRANSACTIONS
Pursuant to our Advisory Agreement with LaSalle, we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class or OP Unit during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. The term of our Advisory Agreement expires June 5, 2022, subject to an unlimited number of successive one year renewals.
Fixed advisory fees for the three and nine months ended September 30, 2021 were $7,404 and $20,477, respectively. The fixed advisory fees for the three and nine months ended September 30, 2020 were $6,192 and $19,049, respectively. Performance fees for the three and nine months ended September 30, 2021 were $14,142. There were no performance fees for the three and nine months ended September 30, 2020. Included in Advisor fees payable at September 30, 2021 was $2,512 of fixed advisory fee expense and $14,142 of performance fee expense. Included in Advisor fees payable for the year ended December 31, 2020 was $2,122 of fixed advisory fee expense.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and nine months ended September 30, 2021, we paid JLL Americas $305 and $784, respectively, for property management and leasing services. For the three and nine months ended September 30, 2020, we paid JLL Americas $163 and $565, respectively, for property management and leasing services During the three and nine months ended September 30, 2021, we paid JLL Americas $0 and $371, respectively, in mortgage brokerage fees related to the mortgage notes payable for Louisville Airport Distribution Center and Townlake of Coppell. During the three and nine months ended September 30, 2020, we paid JLL Americas $0 and $75, respectively, in sales brokerage fees.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and nine months ended September 30, 2021, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,167 and $8,718, respectively. For the three and nine months ended September 30, 2020, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,530 and $8,708, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs, at September 30, 2021 and December 31, 2020, were $125,123 and $105,770 of future dealer manager fees payable, respectively.
As of September 30, 2021 and December 31, 2020, we owed $1,551 and $1,138, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the three and nine months ended September 30, 2021, the taxable REIT subsidiary paid $535 and $3,278, respectively, to the Dealer Manager. For the three and nine months ended September 30, 2020, the taxable REIT subsidiary paid $662 and $1,574, respectively, to the Dealer Manager. In addition, the Dealer Manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total equity of each outstanding unit of beneficial interest for such day, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit or 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with our operating partnership's fair market value purchase option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share or 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the three and nine months ended September 30, 2021, the DSTs paid $206 and $510 in investor servicing fees to the Dealer Manager in connection with the DST Program. For the three and nine months ended September 30, 2020, the DSTs paid $28 and $46, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST pays the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the three and nine months ended September 30, 2021, the DSTs paid $123 and $306, respectively, in management fees to our Advisor in connection with the DST Program. For the three and nine months ended September 30, 2020, the DSTs paid $20 and $30, respectively, in management fees to our Advisor in connection with the DST Program.
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
The operating agreement for 237 Via Vera Cruz, 13500 Danielson Street and 4211 Starboard allows the unrelated third party joint venture partner, owning a 5% interest, to put its interest to us at a market determined value starting July 31, 2024.
NOTE 11—SEGMENT REPORTING
We have five reportable operating segments: residential, industrial, office, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three and nine months ended September 30, 2021 and 2020.

	Industrial	Office	Residential	Retail	Other	Total
Assets as of September 30, 2021	$972,035	$381,716	$1,119,197	$569,193	$23,177	$3,065,318
Assets as of December 31, 2020	659,870	277,556	788,060	577,588	22,134	2,325,208

Three Months Ended September 30, 2021

Capital expenditures by segment	$4,118	$718	$1,487	$634	$—	$6,957

Revenues:
Rental revenue	$18,126	$8,791	$18,668	$12,332	$183	$58,100
Other revenue	66	397	1,546	207	611	2,827
Total revenues	$18,192	$9,188	$20,214	$12,539	$794	$60,927
Operating expenses:
Real estate taxes	$2,629	$823	$3,266	$1,451	$113	$8,282
Property operating expenses	1,398	1,823	5,834	1,709	183	10,947
Total segment operating expenses	$4,027	$2,646	$9,100	$3,160	$296	$19,229

Reconciliation to net income

Property general and administrative						$(470)
Advisor fees						(21,546)
Company level expenses						(940)
Depreciation and amortization						(23,519)
Other income and (expenses):
Interest expense						(11,714)
Loss from unconsolidated real estate affiliates and fund investment						(1,270)
Investment income on marketable securities						88
Net realized gain upon sale of marketable securities						38
Net unrealized change in fair value of investment in marketable securities						(1,711)
Total other income and (expenses)						$(14,569)
Net loss						$(19,258)

Reconciliation to total consolidated assets as of September 30, 2021
Assets per reportable segments						$3,065,318
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						674,413
Total consolidated assets						$3,739,731

Reconciliation to total consolidated assets as of December 31, 2020
Assets per reportable segments						2,325,208
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						333,391
Total consolidated assets						$2,658,599

	Industrial	Office	Residential	Retail	Other	Total
Three Months Ended September 30, 2020

Capital expenditures by segment	$837	$651	$1,067	$123	$—	$2,678

Revenues:
Rental revenue	$12,934	$6,931	$15,594	$11,436	$75	$46,970
Other revenue	134	326	1,030	278	299	2,067
Total revenues	$13,068	$7,257	$16,624	$11,714	$374	$49,037
Operating expenses:
Real estate taxes	$2,067	$875	$3,012	$1,525	$93	$7,572
Property operating expenses	1,062	1,635	5,225	1,879	174	9,975
Total segment operating expenses	$3,129	$2,510	$8,237	$3,404	$267	$17,547

Reconciliation to net income
Property general and administrative						$(728)
Advisor fees						(6,192)
Company level expenses						(693)
Depreciation and amortization						(18,830)
Other income and (expenses):
Interest expense						(8,391)
Loss from unconsolidated real estate affiliates and fund investment						(3,289)
Total other income and (expenses)						$(15,160)
Net loss						$(10,113)

	Industrial	Office	Residential	Retail	Other	Total
Nine Months Ended September 30, 2021

Capital expenditures by segment	$12,999	$2,055	$4,103	$2,110	$16	$21,283

Revenues:
Rental revenue	$49,331	$23,788	$51,451	$36,523	$276	$161,369
Other revenue	128	1,212	4,424	383	2,038	8,185
Total revenues	$49,459	$25,000	$55,875	$36,906	$2,314	$169,554
Operating expenses:
Real estate taxes	$7,606	$2,451	$9,443	$4,723	$350	$24,573
Property operating expenses	3,894	4,878	15,768	5,952	560	31,052
Total segment operating expenses	$11,500	$7,329	$25,211	$10,675	$910	$55,625

Reconciliation to net income

Property general and administrative						$(946)
Advisor fees						(34,620)
Company level expenses						(3,123)
Depreciation and amortization						(64,682)
Other income and (expenses):
Interest expense						(31,264)
Loss from unconsolidated real estate affiliates and fund investments						(4,021)
Investment income on marketable securities						88
Net realized gain upon sale of marketable securities						38
Net unrealized change in fair value of investment in marketable securities						(1,711)
Gain on disposition of property and extinguishment of debt, net						33,422
Total other income and (expenses)						$(3,448)
Net income						$7,198

	Industrial	Office	Residential	Retail	Other	Total
Nine Months Ended September 30, 2020

Capital expenditures by segment	$1,652	$2,112	$2,796	$972	$—	$7,532

Revenues:
Rental revenue	$36,816	$20,244	$47,874	$34,218	$218	$139,370
Other revenue	323	983	2,543	490	904	5,243
Total revenues	$37,139	$21,227	$50,417	$34,708	$1,122	$144,613
Operating expenses:
Real estate taxes	$6,193	$2,581	$8,845	$4,535	$265	$22,419
Property operating expenses	3,045	4,289	14,278	5,408	534	27,554
Total segment operating expenses	$9,238	$6,870	$23,123	$9,943	$799	$49,973

Reconciliation to net income
Property general and administrative						$(3,609)
Advisor fees						(19,049)
Company level expenses						(2,241)
Depreciation and amortization						(56,450)
Other income and (expenses):
Interest expense						(32,191)
Loss from unconsolidated real estate affiliates and fund investments						(16,186)
Gain on disposition of property and extinguishment of debt, net						(1,772)
Total other income and (expenses)						$(50,149)
Net loss						$(36,858)

NOTE 12—INVESTMENT IN MARKETABLE SECURITIES
The following is a summary of our investment in marketable securities held as of September 30, 2021, which consisted entirely of stock of publicly traded REITs.

September 30, 2021
Investment in marketable securities - cost	$29,888
Unrealized gains	83
Unrealized losses	(1,794)
Net unrealized loss	(1,711)
Investment in marketable securities - fair value	$28,177
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares purchased first are sold first. During the three months ended September 30, 2021, marketable securities sold generated proceeds of $1,320, resulting in realized gains of $38, and no realized losses.

NOTE 13—SUBSEQUENT EVENTS
On October 7, 2021, we acquired North Tampa Surgery Center, a 13,000 square foot life sciences property located in Odessa, Florida for approximately $8,500. The acquisition was funded with cash on hand.
On October 20, 2021, we acquired Friendship Distribution Center, a 650,000 square foot industrial property located in Buford, Georgia for approximately $95,000. The acquisition was funded with cash on hand.
On October 28, 2021, we acquired South San Diego Distribution Center, a 655,000 square foot industrial property located in San Diego, California for approximately $158,500. We assumed a $72,500 mortgage note payable that bears an interest rate of 3.18% and matures on January 31, 2031. The acquisition was funded as an UPREIT transaction in which we issued OP Units and funded with cash on hand.
On November 9, 2021, our board of directors approved a gross dividend for the third quarter of 2021 of $0.135 per share to stockholders of record as of December 23, 2021. The dividend will be paid on or around December 30, 2021. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.

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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, including our DST Properties, which as of September 30, 2021, were comprised of:
Industrial
•Kendall Distribution Center,
•Norfleet Distribution Center,
•Suwanee Distribution Center,
•3325 Trinity Boulevard,
•Charlotte Distribution Center,
•DFW Distribution Center,
•O'Hare Industrial Portfolio,
•Tampa Distribution Center,
•Aurora Distribution Center,
•Valencia Industrial Portfolio,
•Pinole Point Distribution Center,
•Mason Mill Distribution Center,
•Fremont Distribution Center,
•3324 Trinity Boulevard,
•Taunton Distribution Center,

•Chandler Distribution Center,
•Fort Worth Distribution Center (acquired in 2020),
•Whitestown Distribution Center (acquired in 2020),
•Louisville Distribution Center (acquired in 2021),
•Southeast Phoenix Distribution Center (acquired in 2021),
•Louisville Airport Distribution Center (acquired in 2021),
•237 Via Vera Cruz (acquired in 2021),
•4211 Starboard Drive (acquired in 2021),
•5 National Way (acquired 2021) and
•47 National Way (acquired in 2021).
Office
•Monument IV at Worldgate,
•140 Park Avenue,
•San Juan Medical Center,
•Genesee Plaza,
•Fountainhead Corporate Park (acquired in 2020),
•170 Park Avenue (acquired in 2021), and
•9101 Stony Point Drive (acquired in 2021).
Residential
•The Edge at Lafayette,
•Townlake of Coppell,
•AQ Rittenhouse,
•Lane Parke Apartments,
•Dylan Point Loma,
•The Penfield,
•180 North Jefferson,
•Jory Trail at the Grove,
•The Reserve at Johns Creek,
•Villas at Legacy,
•Stonemeadow Farms,
•Summit at San Marcos,
•Presley Uptown,
•Princeton North Andover (acquired in 2021),
•The Preserve at the Meadows (acquired in 2021),
•The Rockwell (acquired 2021),
•Miramont Apartments (acquired 2021), and
•Pinecone Apartments (acquired 2021).
Retail
•The District at Howell Mill,
•Grand Lakes Marketplace,
•Oak Grove Plaza,
•Rancho Temecula Town Center,
•Skokie Commons,
•Whitestone Market,

•Maui Mall,
•Silverstone Marketplace,
•Kierland Village Center,
•Timberland Town Center,
•Montecito Marketplace, and
•Milford Crossing (acquired in 2020).
Other
•South Beach Parking Garage.
Sold Properties
•24823 Anza Drive (sold in 2020), and
•South Seattle Distribution Center (sold in 2021).

Discussions surrounding our Unconsolidated Properties refer to the following properties as of September 30, 2021:

Property	Property Type
Chicago Parking Garage	Parking
NYC Retail Portfolio (1)	Retail
Pioneer Tower	Office
The Tremont	Residential
The Huntington	Residential
Siena Suwanee Town Center (2)	Residential
Single-Family Rental Portfolio (1) (3)	Residential
________
(1)     We have elected the fair value option to account for this investment.
(2) Investment was acquired on December 15, 2020.
(3)     Investment was acquired on August 5, 2021.
Our primary business is the ownership and management of a diversified portfolio of industrial, office, residential, retail and other properties primarily located in the United States. The residential sector includes apartment properties and single family rental homes. It is expected that over time our real estate portfolio will be further diversified on a global basis and will be further complemented by investments in real estate-related assets.
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
We seek to minimize risk and maintain stability of income and principal value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the real estate portfolio. Our diversification goals also take into account investing in sectors or regions we believe will create returns consistent with our investment objectives. Under normal conditions, we intend to pursue investments principally in well-located, well-leased properties within the industrial, office, residential, retail and other sectors. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the geographic areas considered for investment. When consistent with our investment objectives, we also seek to maximize the tax efficiency of our investments through like-kind exchanges and other tax planning strategies.

The following charts summarize our portfolio diversification by property sector and geographic region based upon the fair value of our properties. These tables provide examples of how our Advisor evaluates our real estate portfolio when making investment decisions.

Estimated Percent of Fair Value as of September 30, 2021:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2021 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of September 30, 2021.
Collectibility of Rental Revenue
Individual leases are evaluated for collectibility at each reporting period. We evaluate the collectibility of rents and other receivables at each reporting period based on factors including, among others, tenants' payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached.

Properties
Properties owned at September 30, 2021, including DST Properties, are as follows:

					Percentage Leased as of September 30, 2021
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Norfleet Distribution Center	Kansas City, MO	February 27, 2007	100	702,000	100
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	61
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	92
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 E 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center

					Percentage Leased as of September 30, 2021
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	100
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frey Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
Louisville Airport Distribution Center	Louisville, KY	June 24, 2021	100	284,000	100
237 Via Vera Cruz (1)	San Marcos, CA	July 2, 2021	95	66,000	100
13500 Danielson Street (1)	Poway, CA	July 2, 2021	95	73,000	100
4211 Starboard Drive (1)	Fremont, CA	July 9, 2021	95	130,000	100
5 National Way	Durham, NC	September 28, 2021	100	188,000	100
47 National Way	Durham, NC	September 28, 2021	100	187,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	97
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	89
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	88
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	99
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	97
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
9101 Stony Point Drive	Richmond, VA	September 15, 2021	100	87,000	100
Residential Segment:
The Edge at Lafayette	Lafayette, LA	January 15, 2008	100%	207,000	83%
Townlake of Coppell	Coppell, TX	May 22, 2015	100	351,000	94
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	95
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	95
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	99
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	95
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	96
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	95
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	92
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	94
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	96
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	97
Presley Uptown (1)	Charlotte, NC	September 30, 2019	98	190,000	97
Princeton North Andover	North Andover, MA	May 3, 2021	100	204,000	97
The Preserve at the Meadows	Fort Collins, CO	August 23, 2021	100	208,000	95
The Rockwell	Berlin, MA	August 31, 2021	100	233,000	96
Miramont Apartments	Fort Collins, CO	September 29, 2021	100	212,000	98
Pinecone Apartments	Fort Collins, CO	September 29, 2021	100	176,000	99
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	96%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	75
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	94
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	97
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98

					Percentage Leased as of September 30, 2021
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	99
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	82
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	93
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	95
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	97
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	94
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	100
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (4)	NY/NJ	December 8, 2015	14	1,938,000	89%
Pioneer Tower (5)	Portland, OR	June 28, 2016	100	296,000	71
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	97
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	97
Siena Suwanee Town Center	Suwanee, GA	December 15, 2020	100	226,000	94
Single-Family Rental Portfolio	Various	August 5, 2021	47	7,207,000	97
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

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of September 30, 2021:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Industrial	42	9,894,000	58%	99%	5.93
Office	11	1,058,000	6	95	31.44
Residential	18	4,186,000	24	95	22.16
Retail	12	1,836,000	11	97	21.09
Other	1	130,000	1	N/A	N/A
Total	84	17,104,000	100%	98%	$13.31
________
(1)Amount calculated as in-place minimum base rent for all occupied space at September 30, 2021 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of September 30, 2021, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $12.16 for our consolidated properties.

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
Rent Collections
Rent collections across our portfolio have continued to improve as most tenants have been able to reopen their businesses and return to normal payment patterns. Collections have been in the upper 90 percent range, and we have received very few new requests for rent relief over the last three quarters. Our retail tenants continue to be a slight laggard in collection of outstanding receivables as compared to the other property sectors.
Property Valuations
Property valuations across our portfolio have stabilized, and we are seeing positive valuation increases across our residential, industrial and healthcare properties driven by good underlying property fundamentals and strong capital markets.
Credit Facility
On May 24, 2021, we entered into our Credit Facility providing for a $650,000 revolving line of credit and unsecured term loan made up of a $415,000 Revolving Credit Facility and a $235,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $800,000, subject to receipt of lender commitments and other conditions. We are in compliance with our debt covenants as of September 30, 2021. We expect to maintain compliance with our debt covenants.
Liquidity
At September 30, 2021, we had in excess of $179,000 in total cash on hand and $140,000 of capacity under our Credit Facility. Looking at the remainder of 2021 and into 2022, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares and fund quarterly distributions.
Share Repurchase Plan
During the third quarter of 2021, we repurchased $29,364 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $111,435. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the fourth quarter of 2021 is $123,680.
General Company and Market Commentary
On July 6, 2018, the SEC declared our Current Public Offering effective registering up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day to day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. The Dealer Manager is distributing shares of our common stock in our Current Public Offering. We intend to primarily use the net proceeds from the offering, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
On March 3, 2015, we commenced our Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our Private Offering will be used for the same corporate purposes as the proceeds from our public offerings.

On October 16, 2019, we through our operating partnership, initiated the DST Program to raise up to $500,000, which our board of directors increased to $1,000,000 on August 10, 2021, in private placements exempt from registration under the Securities Act through the sale of beneficial interests to accredited investors in specific DSTs holding DST Properties, which may be sourced from our real properties or from third parties.
On June 4, 2021, we filed a Registration Statement on Form S-11 with the SEC for our Third Extended Public Offering to register a public offering of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. As of November 10, 2021, the Third Extended Public Offering has not been declared effective.
Over the past nine years we have acquired 102 properties, excluding our investment in Single-Family Residential Portfolio (all of these consistent with our investment strategy), sold 38 non-strategic properties, reduced our Company leverage ratio, decreased our average interest rate on debt, and increased cash reserves and Company-wide liquidity, while also providing cash flow to our stockholders through our regular quarterly dividend payments.
Capital Raised and Use of Proceeds
As of September 30, 2021, we have raised gross proceeds of over $2,837,000 from our public and private offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $3,776,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $647,000 and repurchase shares of our common stock for approximately $880,000.
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
On May 3, 2021, we acquired Princeton North Andover, a newly constructed, 192-unit residential property located in North Andover, Massachusetts, for approximately $72,500. The acquisition was funded with cash on hand.
On June 24, 2021, we acquired Louisville Airport Distribution Center, a nearly 284,000 square-foot, newly constructed Class A industrial property located in the Southside/Airport industrial submarket of Louisville, Kentucky for approximately $32,100. The acquisition was funded with cash on hand.
On July 2, 2021, we acquired a 95% interest in two industrial buildings, 237 Via Vera Cruz and 13500 Danielson Street, totaling 153,000 square feet located in San Marcos and Poway, California, respectively, for approximately $36,640. The acquisitions were funded with cash on hand.
On July 9, 2021, we acquired a 95% interest in 4211 Starboard, a 130,000 square foot industrial property located in Fremont, California for approximately $32,000 using cash on hand.
On August 5, 2021, we acquired a 47% interest in a portfolio of approximately 4,000 stabilized single family rental homes located in various markets across the United States, including Atlanta, Dallas, Phoenix, Nashville and Charlotte, among others. The Single-Family Rental Portfolio is encumbered by securitized mortgages in a net amount of $760,000 maturing in the fourth quarter of 2025 at a weighted average interest rate of 2.1%. The equity purchase price is approximately $205,000. We funded the transaction using cash on hand and a draw on our revolving line of credit.
On August 23, 2021, we acquired The Preserve at the Meadows, a garden-style residential community in Fort Collins, Colorado. The purchase price was approximately $61,000. The acquisition was funded with cash on hand.
On August 31, 2021, we acquired The Rockwell, a garden-style residential community in Berlin, Massachusetts. The purchase price was approximately $84,000. The acquisition was funded with cash on hand.
On September 15, 2021, we acquired 9101 Stony Point Drive, an 87,000 square foot, medical office building in Richmond, Virginia. The purchase price was approximately $52,000. The acquisition was funded with cash on hand.

On September 28, 2021, we acquired 5 National Way and 47 National Way, a two building life sciences center totaling 375,000 square feet, located in Durham, North Carolina for approximately $66,750. The acquisitions were funded with cash on hand.
On September 29, 2021, we acquired Miramont Apartments, a 210-unit residential property located in Fort Collins, Colorado, for approximately $57,400.
On September 29, 2021, we acquired Pinecone Apartments, a 195-unit residential property located in Fort Collins, Colorado, for approximately $51,600.
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
On June 30, 2021, we entered into a $39,900 mortgage payable on Princeton North Andover. The mortgage bears an interest rate of libor + 1.55% (1.63% at June 30, 2021) and matures on June 1, 2028.
On September 10, 2021, we entered into a $32,492 mortgage payable on five industrial buildings. $11,880 is allocated towards the San Marcos property and $20,612 is allocated towards the Fremont property. The mortgage bears an interest rate of LIBOR + 1.40% (1.48% at September 30, 2021) and matures on September 8, 2026.
On September 23, 2021, we entered into a $32,400 mortgage payable on The Preserve at the Meadows. The mortgage bears an interest rate of 2.57% and matures on October 1, 2031.
On September 29, 2021, we assumed a mortgage payable that was originated on May 1, 2016 on Miramont Apartments. The mortgage bears an interest rate of 3.87% for the remaining five-year term. As of September 30, 2021, the balance of the loan was $27,752.
On September 29, 2021, we assumed a mortgage payable that was originated on May 1, 2016 on Pinecone Apartments. The mortgage bears an interest rate of 3.87% for the remaining five- year term. As of September 30, 2021, the balance of the loan was $25,467.
On September 30, 2021, we entered into a $46,310 mortgage payable on The Rockwell. The mortgage bears an interest rate of 2.62% and matures on October 1, 2031.
Subsequent Events
On October 7, 2021, we acquired North Tampa Surgury Center, a 13,000 square foot life sciences property located in Odessa, Florida for approximately $8,500. The acquisition was funded with cash on hand.
On October 20, 2021, we acquired Friendship Distribution Center, a 650,000 square foot industrial property located in Buford, Georgia for approximately $95,000. The acquisition was funded with cash on hand.
On November 9, 2021, our board of directors approved a gross dividend for the third quarter of 2021 of $0.135 per share to stockholders of record as of December 23, 2021. The dividend will be paid on or around December 30, 2021. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.135 per share, less applicable class-specific fees, if any.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 43% as of September 30, 2021.
2021 Key Initiatives
A short-term initiative is to continue monitoring the status of COVID-19 guidance and its impact on our properties. During the remainder of 2021, we intend to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchasing stock under our share repurchase plan and fund quarterly distributions. We look to make investments that fit with our investment objectives and guidelines. Likely investment candidates may include well-located, well-leased residential properties, industrial properties, medical office properties, single family rentals and public REIT securities. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term consistent with traditional core real estate. We also intend to use our Revolving Credit Facility to allow us to efficiently manage our cash flows.

Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from our unconsolidated real estate affiliates is included in income from unconsolidated affiliates and fund investments. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Company. We group our investments in real estate assets from continuing operations into five reportable operating segments based on the type of property, which are residential, industrial, office, retail and other. Operations from corporate level items and real estate assets sold are excluded from reportable segments.
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the nine months ended September 30, 2021 and 2020 are referred to as our comparable properties.
Results of Operations for the Three Months Ended September 30, 2021 and 2020
Revenues
The following chart sets forth revenues by reportable segment for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ Change	% Change
Revenues:
Rental revenue
Residential	$16,409	$15,730	$679	4.3%
Industrial	12,307	12,177	130	1.1
Office	5,026	5,113	(87)	(1.7)
Retail	11,428	10,614	814	7.7
Other	183	75	108	144.0
Comparable properties total	$45,353	$43,709	$1,644	3.8%
Recent acquisitions and sold properties	12,747	3,261	9,486	290.9
Total rental revenue	$58,100	$46,970	$11,130	23.7%

Other revenue
Residential	$837	$1,029	$(192)	(18.7)%
Industrial	26	134	(108)	(80.6)
Office	240	237	3	1.3
Retail	207	278	(71)	(25.5)
Other	611	299	312	104.3
Comparable properties total	$1,921	$1,977	$(56)	(2.8)%
Recent acquisitions and sold properties	906	90	816	907
Total other revenue	$2,827	$2,067	$760	36.8%

Total revenues	$60,927	$49,037	$11,890	24.2%
Rental revenues at comparable properties increased $1,644 for the three months ended September 30, 2021 as compared to the same period in 2020. The increase of $814 within our retail segment was primarily related to an increase in collections from tenants that experienced a decrease in operations from COVID-19 in 2020. The increase in rental revenue from our residential segment of $679 is primarily related to higher rental rates and higher occupancy at several of the properties during the three months ended September 30, 2021 as compared to the same period of 2020.

Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties decreased by $56 for the three months ended September 30, 2021 as compared to the same period in 2020. The decrease is primarily related to lease termination fees collected in 2020 at Whitestone Market and several of our residential properties and miscellaneous revenues collected at Grand Prairie Distribution Center. The decrease was offset by an increase in parking revenue of $312 at our parking garage in South Beach due to the travel and shelter in place orders placed on the city of South Beach during the three months ended September 30, 2020, which greatly reduced our revenue during that period as compared to the same period of 2021.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ Change	% Change
Operating expenses:
Real estate taxes
Residential	$3,046	$3,013	$33	1.1%
Industrial	1,999	1,935	64	3.3
Office	580	642	(62)	(9.7)
Retail	1,348	1,427	(79)	(5.5)
Other	113	93	20	21.5
Comparable properties total	$7,086	$7,110	$(24)	(0.3)%
Recent acquisitions and sold properties	1,196	462	734	159
Total real estate taxes	$8,282	$7,572	$710	9.4%

Property operating expenses
Residential	$5,332	$5,254	$78	1.5%
Industrial	1,076	1,025	51	5.0
Office	1,091	1,057	34	3.2
Retail	1,639	1,800	(161)	(8.9)
Other	183	174	9	5.2
Comparable properties total	$9,321	$9,310	$11	0.1%
Recent acquisitions and sold properties	1,626	665	961	144.5
Total property operating expenses	$10,947	$9,975	$972	9.7%
Total operating expenses	$19,229	$17,547	$1,682	9.6%
Real estate taxes at comparable properties decreased by $24 for the three months ended September 30, 2021 as compared to the same period in 2020. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases. The decrease in our retail segment is primarily related to a refund of $141 received at Grand Lakes Marketplace during the three months ended September 30, 2021.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $11 for the three months ended September 30, 2021 as compared to the same period in 2020. The primary decrease within our retail segment was a $181 credit received during the three months ended September 30, 2021 at the District at Howell Mill related to water leaks in past years.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ Change	% Change
Property general and administrative	$470	$728	$(258)	(35.4)%
Advisor fees	21,546	6,192	15,354	248.0
Company level expenses	940	693	247	35.6
Depreciation and amortization	23,519	18,830	4,689	24.9
Interest expense	11,714	8,391	3,323	39.6
Loss from unconsolidated affiliates and fund investments	1,270	3,289	(2,019)	(61.4)
Investment income on marketable securities	88	—	88	100.0
Net realized gain upon sale of marketable securities	(38)	—	(38)	100.0
Net unrealized change in fair value of investment in marketable securities	1,711	—	1,711	100.0
Loss on disposition of property and extinguishment of debt, net	—	3,480	(3,480)	(100.0)
Total revenues and expenses	$61,220	$41,603	$19,617	47.2%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to lower professional fees and certain state and local taxes.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $15,354 for the three months ended September 30, 2021 as compared to the same period in 2020 is primarily related to the accrual of a performance fee in the amount of $14,142.
Company level expenses relate mainly to our compliance and administration related costs. The increase of $247 in company level expenses for the three months ended September 30, 2021 is primarily related to an increase in professional fees as well as the increase in size of our portfolio.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $4,689 in depreciation and amortization expense for the three months ended September 30, 2021 as compared to the same period in 2020 was primarily related to the acquisition of new properties.
Interest expense increased by $3,323 for the three months ended September 30, 2021 as compared to the same period in 2020 primarily as a result of a $1,414 of increased interest expense from new mortgage notes payable placed on several properties and increased usage of our Credit Facility in 2020 and 2021 as well as $1,790 increased interest expense on the financial obligations related to the DST Program.
Loss from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington and Siena Suwanee Town Center as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio. During the three months ended September 30, 2021, we recorded a $2,813 decrease in the fair value of our investment in the NYC Retail Portfolio as compared to an $2,648 decrease in the fair value during the same period of 2020.
Investment income on marketable securities relate to dividends earned on our portfolio of publicly traded REIT securities. We made our initial purchase of marketable securities during the three months ended September 30, 2021.
Net realized gain upon the sale of marketable securities relate to sales of individual stocks within our portfolio of public REIT stocks. We made our initial purchase of marketable securities during the three months ended September 30, 2021.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of public REIT securities. We made our initial purchase of marketable securities during the three months ended September 30, 2021.

Loss on disposition of property and extinguishment of debt, net decreased due to a $3,480 loss on early payoff of the mortgage notes payable related to The Penfield, of which $2,022 related to the write-off of assumed debt discount value, which occurred during the three months ended September 30, 2020.
Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Revenues
The following chart sets forth revenues by reportable segment, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ Change	% Change
Revenues:
Rental revenue
Residential	$48,342	$48,212	$130	0.3%
Industrial	37,114	34,336	2,778	8.1
Office	14,992	15,394	(402)	(2.6)
Retail	33,719	31,965	1,754	5.5
Other	276	218	58	26.6
Comparable properties total	$134,443	$130,125	$4,318	3.3%
Recent acquisitions and sold properties	26,926	9,245	17,681	191.2
Total rental revenue	$161,369	$139,370	$21,999	15.8%

Other revenue
Residential	$2,559	$2,543	$16	0.6%
Industrial	61	268	(207)	(77.2)
Office	714	647	67	10.4
Retail	383	449	(66)	(14.7)
Other	2,038	904	1,134	125.4
Comparable properties total	$5,755	$4,811	$944	19.6%
Recent acquisitions and sold properties	2,430	432	1,998	462.5
Total other revenue	$8,185	$5,243	$2,942	56.1%

Total revenues	$169,554	$144,613	$24,941	17.2%
Rental revenue at comparable properties increased by $4,318 for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in rental revenue from our industrial properties is primarily related to $1,652 of increased rent collections at Norfleet Distribution Center and $693 at Taunton Distribution Center due to higher occupancy during the nine months ended September 30, 2021 as compared to the same period of 2020. The increase of $1,754 within our retail segment was primarily related to an increase in collections from tenants that experienced a decrease in operations from COVID-19 in 2020.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $944 for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase is primarily related to $1,134 of higher parking revenue at our parking garage in South Beach primarily due to the travel and shelter in place orders placed on the city of South Beach during the six months ended June 30, 2020, which greatly reduced our revenue during that period.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ Change	% Change
Operating expenses:
Real estate taxes
Residential	$9,127	$8,846	$281	3.2%
Industrial	6,094	5,799	295	5.1
Office	1,781	1,962	(181)	(9.2)
Retail	4,405	4,272	133	3.1
Other	350	265	85	32.1
Comparable properties total	$21,757	$21,144	$613	2.9%
Recent acquisitions and sold properties	2,816	1,277	1,539	120.5
Total real estate taxes	$24,573	$22,421	$2,152	9.6%

Property operating expenses
Residential	$15,119	$14,614	$505	3.5%
Industrial	3,191	2,937	254	8.6
Office	3,046	2,909	137	4.7
Retail	5,682	5,210	472	9.1
Other	560	534	26	4.9
Comparable properties total	$27,598	$26,204	$1,394	5.3%
Recent acquisitions and sold properties	3,454	1,350	2,104	155.9
Total property operating expenses	$31,052	$27,554	$3,498	12.7%
Total operating expenses	$55,625	$49,975	$5,650	11.3%
Real estate taxes at comparable properties increased by $613 for the nine months ended September 30, 2021 as compared to the same period in 2020. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties were in line with the prior year. The primary increase that occurred within our retail segment was related to increases in utilities and repairs and maintenance during the nine months ended September 30, 2021 as compared to the same period in 2020. The increases occurring within our residential segment during the nine months ended September 30, 2021 as compared to the same period in 2020 were related to turnover costs, repairs and maintenance and utilities.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ Change	% Change
Property general and administrative	$946	$3,609	$(2,663)	(73.8)%
Advisor fees	34,620	19,049	15,571	81.7
Company level expenses	3,123	2,241	882	39.4
Depreciation and amortization	64,682	56,450	8,232	14.6
Interest expense	31,264	32,191	(927)	(2.9)
Loss from unconsolidated affiliates and fund investments	4,021	16,186	(12,165)	(75.2)
Investment income on marketable securities	88	—	88	100.0
Net realized gain upon sale of marketable securities	(38)	—	(38)	100.0
Net unrealized change in fair value of investment in marketable securities	1,711	—	1,711	100.0
Gain on disposition of property and extinguishment of debt, net	(33,422)	1,772	(35,194)	(1,986)
Total expenses (income)	$106,995	$131,498	$(24,503)	(18.6)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased for the nine months ended September 30, 2021 as compared to the same period in 2020 due to expenses incurred for unsuccessful acquisitions in 2020 and a partial recovery of a deposit for an unsuccessful acquisition received in 2021.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $15,571 for the nine months ended September 30, 2021 as compared to the same period of 2020 is primarily related to the accrual of a performance fee in the amount of $14,142.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $882 for the nine months ended September 30, 2021 as compared to the same period in 2020 primarily related to increase in professional service fees as well as the increase in size of our portfolio.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense for the nine months ended September 30, 2021 as compared to the same period in 2020 increased as additional expense from acquisitions offset lower expenses from property dispositions.
Interest expense decreased by $927 for the nine months ended September 30, 2021 as compared to the same period in 2020 as a result of unrealized gains on our interest rate swaps in 2021 as opposed to unrealized losses in 2020. This decrease is offset by an increase in interest expense from new mortgage notes payable placed on several assets and increased usage on our Credit Facility in 2020 and 2021 and increased interest expense of $4,846 on the financial obligations related to the DST Program.
Loss from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont and The Huntington as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio. During the nine months ended September 30, 2021, we recorded a $2,849 decrease in the fair value in the NYC Retail Portfolio as compared to a $14,737 decrease in the fair value during the same period of 2020.
Investment income on marketable securities relate to dividends earned on our portfolio of public REIT securities. We made our initial purchase of marketable securities during the nine months ended September 30, 2021.
Net realized gain upon the sale of marketable securities relate to sales of individual stocks within our portfolio of public REIT stocks. We made our initial purchase of marketable securities during the nine months ended September 30, 2021.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of public REIT securities. We made our initial purchase of marketable securities during the nine months ended September

30, 2021.
Gain on disposition of property and extinguishment of debt, net increased due to a $33,580 gain on the sale of South Seattle Distribution Center, which occurred during the nine months ended September 30, 2021.

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
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to Jones Lang LaSalle Income Property Trust, Inc. to NAREIT FFO for the periods presented:

Reconciliation of GAAP net (loss) income to NAREIT FFO	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net (loss) income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$(19,252)	$(10,122)	$7,076	$(36,875)
Real estate depreciation and amortization (1)	26,337	21,122	74,608	63,211
Loss (gain) on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	2,795	2,648	(30,512)	13,090
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$9,880	$13,648	$51,172	$39,426
Weighted average shares outstanding, basic and diluted	189,887,181	169,289,415	181,981,691	170,707,171
NAREIT FFO per share, basic and diluted	$0.05	$0.08	$0.28	$0.23
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$9,880	$13,648	$51,172	$39,426
Straight-line rental income (1)	(1,576)	(748)	(3,205)	(919)
Amortization of above- and below-market leases (1)	(812)	(674)	(2,392)	(2,032)
Amortization of net discount on assumed debt (1)	(58)	(27)	(175)	(81)
(Gain) loss on derivative instruments and extinguishment or modification of debt (1)	(812)	2,516	(2,428)	8,820
Adjustment for investments accounted for under the fair value option (2)	872	153	1,571	1,528
Net unrealized change in fair value of investment in marketable securities (1)	1,699	—	1,699	—
Performance fees (1)	14,050	—	14,050	—
Acquisition expenses (1)	17	33	(582)	2,114
Adjustment for DST Program properties (3)	(2,051)	(281)	(5,185)	(463)
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$21,209	$14,620	$54,525	$48,393
Weighted average shares outstanding, basic and diluted	189,887,181	169,289,415	181,981,691	170,707,171
AFFO per share, basic and diluted	$0.11	$0.09	$0.30	$0.28
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio and Single-Family Rental Portfolio.
(3)    Adjustments to reflect the AFFO attributable to the Company for DST Program properties. Prior periods adjusted to conform to current period presentation.

NAV as of September 30, 2021
The following table provides a breakdown of the major components of our NAV as of September 30, 2021:

	September 30, 2021
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$2,008,748	$744,744	$190,322	$969,207	$157,250	$4,070,271
Debt	(910,905)	(337,718)	(86,305)	(439,505)	(71,308)	(1,845,741)
Other assets and liabilities, net	122,918	45,572	11,646	59,307	9,623	249,066
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,220,761	$452,598	$115,663	$589,009	$95,565	$2,473,596
Number of outstanding shares	96,013,268	35,541,455	9,074,648	46,244,259	7,513,281
NAV per share	$12.71	$12.73	$12.75	$12.74	$12.72
________
(1)The value of our real estate investments was greater than the historical cost by 4.3% as of September 30, 2021.
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
The increase in NAV per share from December 31, 2020 to September 30, 2021, was related to a net increase of 6.7% in the value of our portfolio. Property operations for the nine months ended September 30, 2021 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of September 30, 2021:

	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	4.79%	5.59%	4.78%	5.50%	6.25%	5.08%
Discount rate/internal rate of return (IRR)	5.66	6.38	6.07	6.39	7.80	6.07
Annual market rent growth rate	3.16	2.81	3.14	2.65	3.07	2.99
Holding period (years)	10.00	10.00	10.00	10.00	21.98	10.10
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

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2020:

	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.44%	5.72%	5.09%	5.56%	6.25%	5.43%
Discount rate/internal rate of return (IRR)	6.00	6.50	6.35	6.38	7.78	6.30
Annual market rent growth rate	2.96	2.80	3.03	2.50	3.13	2.83
Holding period (years)	10.00	10.00	10.00	10.00	21.81	10.15
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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		September 30, 2021	December 31, 2020
Discount Rate - weighted average	0.25% increase	(2.0)%	(2.0)%
Exit Capitalization Rate - weighted average	0.25% increase	(3.1)%	(2.9)
Annual market rent growth rate - weighted average	0.25% decrease	(1.6)%	(1.5)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $27,738 and $43,959 higher than the carrying values at September 30, 2021 and December 31, 2020, respectively. The NAV per share would have decreased by $0.09 and $0.26 per share at September 30, 2021 and December 31, 2020, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of September 30, 2021 and December 31, 2020 were $125,123 and $105,770, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

September 30, 2021
Stockholders' equity under GAAP	$1,593,381
Adjustments:
Accrued dealer manager fees (1)	122,546
Organization and offering costs (2)	516
Unrealized real estate appreciation (3)	388,436
Accumulated depreciation, amortization and other (4)	368,717
NAV	$2,473,596
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
(2)    The Advisor advanced organization and offering costs on our behalf through September 30, 2021. Such costs are reimbursed to the Advisor ratably over 36 months. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs are recognized as a reduction to NAV ratably over 36 months.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Credit Facility
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Proceeds from our private offering
•	Other Company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures	•	Sales of beneficial interests in the DST Program
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ Change
Net cash provided by operating activities	$64,492	$51,558	$12,934
Net cash used in investing activities	(915,027)	(107,692)	(807,335)
Net cash provided by financing activities	978,168	30,157	948,011
Net cash provided by operating activities increased by $12,934 for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in cash from operating activities is primarily due to new acquisitions as well as increased rent collections from several tenants primarily in our retail segment.
Net cash used in investing activities increased by $807,335 for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily related to increased acquisitions made during the nine months ended September 30, 2021 as compared to the same period in 2020, offset partially by the cash received from the sale of South Seattle Distribution Center in the first quarter of 2021.
Net cash provided by financing activities increased by $948,011 for the nine months ended September 30, 2021 as compared to the same period in 2020. The change is primarily related to a $599,923 net proceeds from mortgage note payables and net draws on our Credit Facility in addition to a $236,568 increase in stock issuance during the nine months ended September 30, 2021 as compared to the same period in 2020. Additionally, less cash was used for repurchases of common stock during the nine months ended September 30, 2021 as compared to the same period in 2020.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at September 30, 2021 and December 31, 2020:

	Consolidated Debt
	September 30, 2021		December 31, 2020
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,242,624	3.32%	$871,043	3.53%
Variable	347,392	1.70	—	—
Total	$1,590,016	2.96%	$871,043	3.53%
Covenants
At September 30, 2021, we were in compliance with all debt covenants.
Other Sources
On July 6, 2018, our Current Public Offering registration statement was declared effective with the SEC (Commission File No. 333-222533) to register up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each three-year offering period, subject to regulatory approval. We intend to use the net proceeds from the Current Public Offering, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan.
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. Proceeds from our Private Offering will be used for the same corporate purposes as the proceeds of our public offerings. We will reserve the right to terminate the Private Offering at any time and to extend the Private Offering term to the extent permissible under applicable law.
On October 16, 2019, we through our operating partnership, initiated the DST Program to raise up to $500,000, which our board of directors increased to $1,000,000 on August 10, 2021, in private placements exempt from registration under the Securities Act, as amended, through the sale of beneficial interests to accredited investors in specific DSTs holding real properties, which may be sourced from our real properties or from third parties.
On June 4, 2021, we filed a Registration Statement on Form S-11 with the SEC (Commission File No. 333-256823) to register our Third Extended Public Offering of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. As of November 10, 2021, the Third Extended Public Offering has not been declared effective. Proceeds from our Third Extended Public Offering will be used for the same corporate purposes as the proceeds of the Current Public Offering.
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

The operating agreement for 237 Via Vera Cruz, 13500 Danielson Street and 4211 Starboard allows the unrelated third party joint venture partner, owning a 5% interest, to put its interest to us at a market determined value starting July 31, 2024.
Off Balance Sheet Arrangements
At September 30, 2021, we had approximately $110 in an outstanding letter of credit that is not reflected on our balance sheet. We have no other off balance sheet arrangements.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of September 30, 2021, we had consolidated debt of $1,589,935. Including the $5,009 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $1,584,926 at September 30, 2021. We also entered into interest rate swap agreements on $190,000 of debt, which cap the LIBOR rate at between 1.4% and 2.6%. A 0.25% movement in the interest rate on the $347,392 of variable-rate debt would have resulted in a $868 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2021, the fair value of our consolidated debt was estimated to be $27,738 higher than the carrying value of $1,589,935 If treasury rates were 0.25% higher at September 30, 2021, the fair value of our consolidated debt would have been $9,262 higher than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

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

Except as disclosed in "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, there have been no material changes to the risk factors previously disclosed under "Item 1A. Risk Factors "2020 Form 10-K.

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
During the three months ended September 30, 2021, we repurchased 2,358,010 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2021	518,450	$12.09	518,450	—
August 1 - August 31, 2021	654,712	12.30	654,712	—
September 1 - September 30, 2021	1,184,848	12.69	1,184,848	—
Total	2,358,010	$12.45	2,358,010	—
________
(1)     Repurchases are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended September 30, 2021.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1*	Purchase and Sale Agreement for Single-Family Rental Portfolio, dated August 5, 2021, between LIPT SFR Portfolio, LLC and GVI RH JV HoldCo, LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Intereactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
__________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 10, 2021	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	November 10, 2021	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer