Form 10-K
period 2021-12-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2022-03-11
CIK 1314152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from______to_______.
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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued it audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the 92,740,925 shares of Class A common stock, 35,056,224 shares of Class M common stock, 9,584,832 shares of Class A-I common stock, 39,559,491 shares of Class M-I common stock and 7,513,281 shares of Class D common stock held by non-affiliates of the registrant was $1,119,342, $423,952, $116,015, $478,632, and $90,768 for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively, based upon the last net asset value of $12.07, $12.09, $12.10, $12.10 and $12.08 per share for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively.
As of March 11, 2022, there were 103,851,302 shares of Class A common stock, 37,025,103 shares of Class M common stock, 9,330,859 shares of Class A-I common stock, 59,287,251 shares of Class M-I common stock and 6,041,611 shares of Class D common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

Auditor Name:	KPMG LLP	Auditor Location:	Chicago, IL	Auditor Firm ID:	185
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
Risks Related to Investment in Shares of Our Common Stock
•There is no public trading market for shares of our common stock; therefore, the ability of our stockholders to dispose of their shares will likely be limited to the repurchase of shares by us which generally will not be available during the first year after the purchase. If stockholders do sell their shares to us, they may receive less than the price paid.
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
•Your purchase price may be more or less than the actual net asset value ("NAV") if our NAV is incorrectly calculated.
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
•Our Advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, for which our Advisor is ultimately responsible for calculating.
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
•Our revenues will be significantly influenced by the economies and other conditions of the industrial, office, residential, retail and other markets in general and the specific geographic markets in which we operate where we have high concentrations of these types of properties.
•Our operating results are affected by economic and regulatory changes that impact the real estate market in general.
•Our retail properties may decline in rental revenue and/or occupancy as a result of co-tenancy provisions contained in certain tenant’s leases.
•We face considerable competition in the leasing market and may be unable to renew existing leases or re let space on terms similar to the existing leases, or we may expend significant in our efforts to re let space, which may adversely affect our operating results.
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
Federal Income Tax Risks
•Failure to qualify as a real estate investment trust ("REIT") would have significant adverse consequences to us.
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life REIT that owns and manages a diversified portfolio of industrial, office, residential, retail and other properties located in the United States. In the future, our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2021, we owned interests in a total of 120 properties and over 4,000 single-family rental houses located in 27 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of December 31, 2021, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $88,925, and owned directly or indirectly 96.6% of the OP Units of our operating partnership. The remaining 3.4% of the OP Units are held by third parties.
From our inception to December 31, 2021, we have received approximately $3,565,671 in gross offering proceeds from various public and private offerings of shares of our common stock as well as issuance of OP Units. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the SEC.
On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of December 31, 2021, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $22,553. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering (the "Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2021, we have raised aggregate gross proceeds of $98,188 in the Private Offering. In addition, on October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors increased to $1,000,000 on August 10, 2021, in private placements exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2021, we have raised approximately $473,723 of aggregate gross proceeds from our DST Program.
As of December 31, 2021, 100,038,362 shares of Class A common stock, 36,458,191 shares of Class M common stock, 9,356,309 shares of Class A-I common stock, 52,676,693 shares of Class M-I common stock, and 7,513,281 shares of Class D common stock were outstanding and held by a total of 20,039 stockholders.
LaSalle acts as our Advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). The term of our Advisory Agreement expires June 5, 2022, subject to an unlimited number of successive one-year renewals. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of, and compensated by, our Advisor. We have no employees.

LaSalle is a wholly-owned, but operationally independent subsidiary, of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2021, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of approximately $35,700.
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
We cannot assure you that we will achieve our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases, these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.
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
Sustainability and Climate Risk
We actively work to promote our growth and operations in a sustainable and responsible manner across our portfolio. Our sustainability strategy focuses on delivering long-term value to our stockholders while operating our properties in a manner that contributes to positive economic, social and environmental outcomes for our tenants and the communities we serve. This sustainability strategy complements our investment strategy and policies and furthers our core investment thesis.
We are focused on acquiring and maintaining healthy, high-performing properties, while simultaneously mitigating operational costs and the potential external impacts of energy, water, waste, greenhouse gas emissions and climate change. We strive to manage our properties in a manner that offers our tenants utility and operational efficiency. We offer our tenants sustainability programs focused on helping tenants reduce their energy and water consumption and increase their recycling diversion rates. We attempt to incorporate green lease language into new leases, and pursue resource-efficiency related capital expenditures, such as LED lighting retrofits, installation of Energy-Star appliances, installing electric vehicle chargers and introducing reduced water consumption and recycling programs, all of which seek to align tenant and landlord interests on energy, water and waste efficiency. Green leases aim to align the financial and energy incentives of building owners and tenants so they can work together to save money, conserve resources and ensure the efficient operation of buildings.
Climate change is a risk to us, our tenants and our other stakeholders, but also is an opportunity for long-term value creation and a key driver in long-term strategic business decisions. These risks and opportunities include transitional risks such as policy, market, technology and reputational concerns, as well as physical risks, and are a focus area for the board of directors and our Advisor.
Our Advisor addresses climate risk by considering climate change scenarios and continues to evolve its acquisition and portfolio reviews process and will continue to assess climate change vulnerabilities resulting from potential future climate scenarios and sea level rise. Physical and transition risks that may result from climate change could have a material adverse effect on our properties, operations and business. Our Advisor’s role in assessing and managing these climate-related risks and initiatives is spread across multiple teams in its organization, including executive leadership and its sustainability, acquisitions, risk management, asset management, legal and compliance and research departments.
In 2018, we became the first NAV REIT to submit to Global Real Estate Sustainability Benchmark ("GRESB"), a leading global provider of real estate environmental, social and governance ("ESG") benchmarking and performance assessments. For 2021, we achieved a 3-star out of 5-star GRESB rating. In addition to our GRESB rating, we have had increasing participation in 2021 amongst our portfolio in pursuing and achieving property certifications. We have successfully obtained various certifications at over 40 properties within the current portfolio. These have included obtaining LEED, BREEAM and Fitwel certifications as well as the seal of Well Health Safety and EnergyStar certification for energy efficiency. Our Advisor committed to reduce the landlord-controlled operation carbon emissions of our portfolio of directly-managed properties to net zero by the year 2050, including a 50% reduction by 2030. In line with this, our Advisor is a signatory to the UN’S net Zero Asset Managers Initiative, ULI Greenprint’s Net Zero Goal and the US DOE’s Better Climate Challenge.

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
We intend to use financial leverage to provide additional funds to support our investment activities. We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets) of between approximately 30% and 50%. Our Company leverage ratio was 42% at December 31, 2021 and 33% at December 31, 2020. We intend to continue to use portions of the proceeds from our offerings to retire certain borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets, other than intangibles, valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are currently in compliance with the charter limitations on our indebtedness.
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
We will focus on acquiring and managing a portfolio of properties that provides tenants and residents with modern functionality and location desirability in order to avoid near-term obsolescence. We will generally invest in well-designed buildings that we believe present an attractive appearance, have been and are properly maintained and require minimal capital improvements in the near term. We generally do not intend to materially invest in higher risk properties in need of significant renovation, development or new construction; however, we may invest in these types of properties if we believe attractive risk-adjusted investment returns can be achieved through proactive management techniques or value-add programs, as further described below under “Value Creation Opportunities.”
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

Global Target Markets
In general, we seek to invest in properties in well-established locations within larger metropolitan areas and with the potential for above average population or employment growth. Although we have focused, and expect to continue to focus, on investing primarily in developed markets throughout the United States, we may also invest a substantial portion of the proceeds of our offerings in markets outside of the United States. We believe that investments in international markets that meet our investment objectives and guidelines will contribute materially to the diversification of our portfolio, the ability for us to identify favorable income-generating investments and the potential for achieving attractive long-term risk-adjusted returns. We believe that opportunities for attractive risk-adjusted returns exist both in and outside the United States. Most of our investments outside of the United States will be in core properties in stabilized, well-developed markets within Europe and the Asia Pacific region. We believe that our long-term strategy to acquire properties on a global basis will provide for a well-diversified portfolio that will generate attractive current returns and optimize long-term value for our stockholders.
Value Creation Opportunities
We may periodically seek to enhance investment returns through various value creation opportunities. While there are no specific limitations on the nature or amount of these types of investments, in the aggregate they are not expected to materially change the risk profile of our overall portfolio. Examples of likely value creation investments include properties with significant leasing risk, forward purchase commitments, development, redevelopment or repositioning opportunities and nontraditional or mixed-use property types. These investments generally have a higher risk and higher return profile than our primarily core strategy.
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

Our charter requires that any investment in equity securities (other than equity securities traded on a national securities exchange or included for quotation on an inter-dealer quotation system) not within the specific parameters of our investment guidelines adopted by our board of directors must be approved by a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable. As of December 31, 2021, we had $43,206 invested in publicly-traded real estate companies.
We may invest in mortgage loans consistent with the requirements for qualification as a REIT. We may originate or acquire interests in mortgage loans, generally on the same types of properties we might otherwise buy. These mortgage loans may pay fixed or variable interest rates or have “participating” features described below. Normally, mortgage loans will be secured by income-producing properties. These mortgage loans typically will be nonrecourse, which means they will not be the borrower’s personal obligations. We expect that most will be first mortgage loans, with first priority liens on the property. These mortgage loans may provide for payments of principal and interest or may provide for interest-only payments, with a balloon payment at maturity. We may make mortgage loans that permit us to participate in the revenues from, or appreciation, of the underlying property consistent with the rules applicable for qualification as a REIT. These participations may entitle us to receive additional interest, usually calculated as a percentage of the gross income the borrower receives from operating, selling or refinancing the property. We may also receive an option to buy an interest in the property securing the participating loan.
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

GOVERNMENTAL REGULATIONS
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (ii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.
Compliance with the federal, state and local laws described above has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.
GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2021:

	Real Estate Portfolio
	Number of Properties(1)	Net Rentable Square Feet	Estimated Percent of Fair Value
South	27	11,161,152	27%
West	43	7,246,551	36
East	29	7,561,279	27
Midwest	20	4,425,089	10
Total	119	30,394,071	100%
________
(1)    Excludes over 4,000 single-family rental houses located in various markets across the United States.
The following charts sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during 2021, 2020 and 2019:

DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during the years ending December 31, 2021, 2020 and 2019 were as follows:

	For the year ended December 31,
	2021	2020	2019
Office
Amazon(1)	26%	31%	45%
Summit Medical Group	—%	10%	15%
Cellularity Inc.	11%	—%	—%
________
(1)    Amazon, including Whole Foods, also accounted for 5%, 6%, and 4% of the consolidated revenues in the retail segment in 2021, 2020 and 2019, respectively, and 4%, 5% and 5% of the consolidated revenues in the industrial segment in 2021, 2020 and 2019, respectively.
REPORTABLE SEGMENTS
We align our internal operations along the primary property types we are targeting for investments, resulting in five operating segments: industrial properties, office properties, residential properties, retail properties and other properties. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information related to our reportable segments.
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
Residential Properties
Residential properties include multifamily apartments and single-family rental properties. Apartments are generally defined as having five or more dwelling units that are part of a single complex and offered for rental use as opposed to detached single-family residential properties. There are three main types of apartment properties: garden-style (mostly two to four story apartments), mid-rise and high-rise. Apartments generally have the lowest vacancy rates of any property type, with the better performing properties typically located in suburban markets in strong school districts, or in urban locations with strong employment and demographic dynamics. We plan to invest in apartment properties that are located in such areas or near employment centers with favorable potential for employment growth and conveniently situated with access to transportation and retail and service amenities. Traditional apartment properties are generally leased by apartment unit to individual tenants for one-year terms. Single-family rentals properties differ from apartments in that single-family rental units are detached, singular homes, usually featuring private yards and garages, as opposed to multi-unit apartments with shared common areas. Tenants in single-family rentals tend to stay longer, about three years, and are on average an older demographic of approximately 40 years old versus multifamily renters whose average age is in the lower 30s.

In addition, single-family rental homes typically offer larger individual living spaces, at around 1,900 square feet per home versus 900 square feet for multifamily (but not featuring the shared amenities of Class A multifamily such as a resident center, outdoor pool, fitness facility, business center, etc.). Single-family rentals is a growing institutional segment within the broader residential sector, and offers a meaningful opportunity to scale. According to a 2018 white paper released by Freddie Mac, the U.S. single-family rental market is estimated at roughly $4 trillion, and according to the U.S. Census Bureau's American Housing Survey conducted in 2019, the United States added approximately 14 million homes, as compared to approximately 10 million Class A/B multifamily apartment units.
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
Other Properties
The other property sector is currently comprised of parking facilities. The parking industry is a large and fragmented sector and includes facilities that provide short-term parking spaces for vehicles on an hourly, daily, weekly or monthly basis. Parking structures can range from surface lots to larger multi-level buildings. Location and the local trade area are critically important to the performance of parking facilities. In addition to location, parking rates offered at a facility have a significant influence on a driver’s decision to use a particular facility.  We will seek to invest principally in parking facilities in densely populated urban areas with high barriers to entry for new competition and multiple demand drivers.
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
You should consider carefully the risks and uncertainties described below and the other information in this Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Form 10-K. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations and cause the NAV to decline.
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
There is no current public trading market for shares of our common stock, and we do not expect that such a public market will ever develop. Therefore, the repurchase of shares by us will likely be the only way for stockholders to dispose of their shares, however we are not obligated to repurchase any shares of our common stock and may choose to only repurchase some, or even none, of the shares requested to be repurchased. To the extent we choose to repurchase shares, we will repurchase shares at a price equal to our NAV per share of the class of shares being repurchased on the date of repurchase, and not based on the price at which the shares were purchased. Shares are not eligible for repurchase for the first year after purchase except upon death or disability of a stockholder or under certain circumstances following the departure of key persons; provided, however, that shares issued pursuant to our distribution reinvestment plan are not subject to the one-year holding period. In addition, we may repurchase shares if a stockholder fails to maintain a minimum balance of $5 in shares, even if the failure to meet the minimum balance is caused solely by a decline in our NAV. As a result of these terms of our share repurchase plan, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan. In addition, as a perpetual-life REIT, we are not required to and do not intend to pursue a strategic transaction such as a listing on a national securities exchange or a sale of our Company that would provide liquidity to our stockholders.
Our ability to repurchase shares may be limited, and our board of directors may modify or suspend our share repurchase plan at any time.
Our share repurchase plan limits the funds we may use to purchase shares each calendar quarter to 5% of the combined NAV of all classes of shares as of the last day of the previous calendar quarter, which means that in any 12-month period, to the extent we choose to repurchase shares, we limit repurchases to approximately 20% of our total NAV. We are not obligated to repurchase any shares of our common stock and may choose to only repurchase some, or even none, of the shares requested to be repurchased. The vast majority of our assets consist of properties that cannot generally be liquidated quickly. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Our board of directors may modify or suspend for any period of time or indefinitely our share repurchase plan should repurchase requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or pose a risk of having a material adverse impact on stockholders whose shares are not repurchased, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because our board of directors is not required to authorize the recommencement of the share repurchase plan within any specified period of time, our board of directors may effectively terminate the plan by suspending it indefinitely. As a result, our stockholders’ ability to have their shares repurchased by us may be limited and at times no liquidity may be available for our stockholders’ investment.
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
The availability, timing and amount of cash distributions to you are uncertain.
Our board of directors is not obligated to declare quarterly dividends for our stockholders in any specific amounts or at all. We bear all expenses incurred in our operations, which are deducted from cash funds generated from operations prior to computing the amount of cash for distribution to stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital or other purposes, which was the policy of our board of directors from March 2009 through September 2011 when we suspended our distributions as a part of our cash conservation strategy adopted in response to the uncertain economic climate and extraordinary conditions in the commercial real estate industry.

To the extent our distributions represent a return of capital for tax purposes, our stockholders could recognize an increased capital gain upon a subsequent sale of our common stock.
Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a stockholder to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock. Instead, the distribution will constitute a return of capital and will reduce the stockholder’s adjusted basis. (Such distributions to non-U.S. stockholders may be subject to withholding, which may be refundable.) If distributions exceed the stockholder’s adjusted basis, then his or her adjusted basis will be reduced to zero, and the excess will be treated as capital gain to the stockholder. Relatedly, if distributions result in a reduction of a stockholder’s adjusted basis in his or her common stock, then subsequent sales of such stockholder’s common stock potentially will result in recognition of an increased capital gain.
Your overall return may be reduced if we pay distributions from sources other than our cash from operations.
To date, all of the distributions we have paid to stockholders have been funded through a combination of cash flows from our operations, investing and financing activities. We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from investing activities such as sales of real estate investments or interests in joint ventures. We may also choose to use financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of our offerings or other sources to fund distributions to our stockholders. For the year ended December 31, 2021, 95% of our distributions were funded from cash flows from operations and 5% from investing activities. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, our expenses are greater than expected or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV and NAV per share, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investment in our shares of common stock.
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
You will not have the opportunity to evaluate future investments we will make with the proceeds raised in our offerings prior to purchasing shares of our common stock.
We have not identified all of the investments that we will make with the proceeds of our offerings. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. You must rely on our Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because you cannot evaluate all of the investments we will make in advance of purchasing shares of our common stock, this additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.
Our Dealer Manager has a limited operating history and our ability to implement our investment strategy is dependent, in part, upon the ability of our Dealer Manager to successfully conduct our offerings, which makes an investment in us more speculative.
We have retained LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, to conduct our offerings (the “Dealer Manager”). The success of this offering, and our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. If our Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through this offering will be limited, and we may not have adequate capital to execute our investment strategy. If we are unsuccessful in executing our investment strategy, you could lose all or a part of your investment.

The performance component of the advisory fee is calculated for each class of our common stock and each class of operating partnership units on the basis of the total return attributable to that class over a calendar year, so it may differ among classes and it may not be consistent with the return on our shares over a longer or shorter time frame.
The performance component of the advisory fee is calculated for each class of our common stock and for each class of operating partnership units on the basis of the total return attributable to that class over a calendar year. As a result, our Advisor may be entitled to receive the performance component with respect to one class of shares or operating partnership units but not another and may be entitled to receive compensation under the performance component of the advisory fee for a given year even if some of our stockholders who purchased shares during such year experienced a decline in NAV per share. Similarly, stockholders who request that we repurchase their shares during a given year may have their shares repurchased at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to our Advisor at the end of such calendar year. In addition, if the NAV of our classes of common stock or classes of operating partnership units remains above certain threshold levels, our Advisor’s ability to earn the performance fee in any year will not be affected by poor performance in prior years. Furthermore, the Advisor will not be obligated to return any portion of advisory fees paid based on our subsequent performance.
Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our NAV after the close of business on each business day, our properties will initially be valued at cost upon their acquisition which we expect to represent fair value at that time. Thereafter, valuations of properties, which will be based in part on appraisals of each of our properties by our independent valuation advisor at least once during every calendar quarter after the first full calendar quarter in which we owned each respective property, will be performed in accordance with our valuation guidelines. Likewise, our investments in real estate-related assets will initially be valued at cost upon their acquisition, and thereafter will be valued quarterly, or in the case of liquid securities, daily, as applicable, at fair value. Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments regarding such factors as comparable sales, rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. Valuations and appraisals of our properties and real estate-related assets will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our Advisor and independent valuation advisor.
Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate-related assets may not correspond to the timely realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and Dealer Manager to the extent such valuations prove to not accurately reflect the true estimated value and are not a precise measure of realizable value. Because the price you will pay for shares of our common stock, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan, are based on our estimated NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.
No rule, regulation, or industry practice requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to our valuation guidelines.
There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV and there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and repurchase price. As a result, it is important that you pay particular attention to the specific methodologies and assumptions we use to calculate our NAV, as other public REITs may use different methodologies or assumptions to determine their NAV. For example, we do not fair value our mortgage notes and other debt payable. In addition, our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation guidelines at least annually and may, at any time, adopt changes to our valuation guidelines.

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
In addition, actual operation results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on our budgets. On an ongoing basis, we adjust the income and expenses we accrued to reflect the income and expenses actually earned and incurred. We do not retroactively adjust the NAV per share of each class for each day. Therefore, because the actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
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
Due to daily fluctuations in our NAV, the price at which your purchase is executed could be higher than our NAV per share at the time you submit your subscription, and the price at which your repurchase is executed could be lower than our NAV per share at the time you submit your repurchase request.
The purchase and repurchase price for shares of our common stock will not be based on any established trading price. Your accepted subscription will be executed at a price equal to our NAV per share for the class of shares being purchased next determined after your subscription is received in proper form and processed, plus, for Class A and Class A-I shares only, any applicable selling commissions. As a result of this process, you will not know the purchase price per share at which your subscription will be executed at the time you submit your subscription. The purchase price per share at which your subscription is executed could be higher than the NAV per share on the date you submitted your subscription and if this is the case, you could receive fewer shares than initially anticipated. If the purchase price per share at which your subscription agreement is lower than the NAV per share on the date you submitted your subscription, you could receive more shares than initially anticipated. For example, if a subscription is processed and accepted on a business day and before the close of business (4:00 p.m. Eastern time) on that day, the subscription will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on that day, plus, for Class A and Class A-I shares, any applicable selling commissions.

If a subscription is processed and accepted on a business day, but after the close of business on that day, the subscription will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on the next business day, plus, for Class A and Class A-I shares only, any applicable selling commissions. Similarly, received and processed repurchase requests will be effected at a repurchase price equal to the next-determined NAV per share for the class of shares being repurchased. Investors who subscribe for shares will not know the purchase price at the time they submit their subscription. Because stockholders will not know the repurchase price that will apply at the time that repurchase requests are submitted, the repurchase price per share at which your repurchase request is executed could be lower than the NAV per share on the date you submitted your repurchase request. If our NAV per share increases, purchasers of Class A and Class A-I shares will pay a higher selling commission per share and if our NAV per share decreases, purchasers of Class A and Class A-I shares will pay a lower selling commission per share, as the amount of commissions is calculated as a percentage of NAV per share.
We have broad discretion in how we use the proceeds from our offerings, and we may use the proceeds in ways with which you disagree.
We expect to use the net proceeds of our public and private offerings to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan or through tender offers. We have not allocated specific amounts of the net proceeds from our public and private offerings for any specific purpose. Accordingly, our management will have significant flexibility in applying the net proceeds of our public and private offerings, including the ability to apply net proceeds to the payment of distributions. You will be relying on the judgment of our management with regard to the use of these net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. In addition, it is possible that the net proceeds will be invested in a way that does not yield a favorable, or any, return for us or our stockholders. The failure of our management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.
Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may adversely affect the value of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including medium term notes, senior or subordinated notes and classes of preferred or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.
Additionally, holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1 billion shares of common stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of common stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or to reimburse expenses paid on our behalf or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their proportionate ownership.
If you purchase shares of common stock, you may experience immediate dilution in the net tangible book value per share.
Net tangible book value is used as a measure of net worth that reflects certain dilution in the value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with the offering and (iii) the fees and expenses paid to our Advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments. Net tangible book value does not reflect our estimated value per share nor does it necessarily reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. As of December 31, 2021, our net tangible book value per share was $10.00, calculated as our net tangible book value as of December 31, 2021 divided by the 206,042,836 shares of our common stock outstanding as of December 31, 2021, as compared to our share price of $13.56, $13.58, $13.59 and $13.58 per Class A, Class M, Class A-I and Class M-I share, respectively, on such date pursuant to our public offering.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in Our Current Public Offering, which would harm our ability to achieve our investment objectives.
Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend our Current Public Offering to certain retail customers, or the amount of shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital may be adversely affected. If Regulation Best Interest reduces our ability to raise capital in our Current Public Offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.
Risks Related to Conflicts of Interest
Our Advisor will face a conflict of interest with respect to the allocation of investment opportunities and competition for tenants between us and other real estate programs that it advises.
Our Advisor’s officers and key real estate professionals identify potential investments in properties and other real estate-related assets that are consistent with our investment guidelines for our possible acquisition. However, our Advisor may not acquire an investment in a property unless it has reviewed and approved presenting it to us in accordance with its allocation policies. LaSalle and its affiliates advise other investment programs that invest in properties and real estate-related assets in which we may be interested, including the DST Program. LaSalle could face conflicts of interest in determining which programs will have the opportunity to acquire and participate in such investments as they become available. As a result, other investment programs advised by LaSalle may compete with us with respect to certain investments that we may want to acquire. Our Advisor also has discretion to choose which of our properties to syndicate in the DST Program, which presents conflicts because our Advisor and the Dealer Manager, earn fees from the DST Program.
In addition, we may acquire properties in geographic areas where other investment programs advised by LaSalle own properties. Therefore, our properties may compete for tenants with other properties owned by such investment programs. If one of such investment programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays locating another suitable tenant.
Our Advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, for which our Advisor is ultimately responsible for calculating.
Our Advisor is paid a fee for its services based on our daily NAV, which is calculated by ALPS Fund Services Inc. ("ALPS") under the supervision of our Advisor. The calculation of our NAV includes certain subjective judgments of our Advisor and our independent valuation advisor, including estimates of fair value of particular assets, and therefore may not correspond to realizable value upon a sale of those assets. Our Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price.
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
The fees we pay to affiliates in connection with our offerings of securities and in connection with the management of our investments were not determined on an arm’s-length basis, and therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
Our Advisor, our Dealer Manager and other affiliates, including our sponsor, have earned and will continue to earn fees, commissions and expense reimbursements from us. The fees, commissions and expense reimbursements paid and to be paid to our Advisor, our Dealer Manager and other affiliates for services they provided us in connection with our offerings were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

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
You may not have the benefit of an independent due diligence review in connection with our offerings, which would increase the risk of your investment.
Because our Dealer Manager is an affiliate of our Advisor, investors will not have the benefit of an independent due diligence review and investigation by our Dealer Manager of the type normally conducted by an unaffiliated, independent underwriter in connection with a securities offering. Accordingly, you will have to rely on your own broker-dealer to make an independent due diligence review of the terms of our offerings. The absence of a due diligence review of us and our offerings by an independent underwriter increases the risk you face as a stockholder.
Risks Related to Adverse Changes in General Economic Conditions
Changes in economic and capital markets conditions, including periods of generally deteriorating real estate industry fundamentals, may significantly affect our results of operations and returns to our stockholders.
We are subject to risks generally incident to the ownership of real estate investments, including changes in global, national, regional or local economic, demographic and real estate market conditions, as well as other factors particular to the locations of our investments. The COVID-19 pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. A recession could adversely impact our investments as a result of, among other items, increased tenant defaults under our leases, lower demand for rentable space, as well as potential oversupply of rentable space, each of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents.
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
The global impact of the COVID-19 pandemic, has been widespread and many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and have adversely impacted many industries. Although vaccines for COVID-19 have been made available to the general public in the United States and in many places around the world, vaccination rates vary and may lose effectiveness without boosters and the outbreak could have a continued adverse impact on economic and market conditions.
While the COVID-19 pandemic has not adversely impacted our business to date, the continuing spread of COVID-19 may in the future have an adverse impact on our NAV, results of operations, cash flows and fundraising, and may have an adverse impact on our ability to source new investments, obtain financing, fund distributions to stockholders and satisfy repurchase requests, among other factors. Although many or all facets of our business could in the future be impacted by the COVID-19 pandemic, we currently believe the following impacts to be among the most important to us:
•We are subject to risks related to increases in rent defaults, rent deferral or rent forgiveness and decreases in rent collection. We may experience rent deferrals and decreased rent collection in the future as a result of COVID-19. We may not be able to promptly lease properties that are vacant or become vacant because a tenant defaults or decides not to renew its lease, resulting in reduced occupancy at our properties, and the rental rates or other terms under new leases may be less favorable than the terms of the current lease.
•Our residential properties face an increased risk of tenant defaults during disruptions in the labor market, resulting in high rates of unemployment, making it more difficult for some tenants to meet their rent obligations and for us to retain tenants at current rental rates. We may also, for economic or regulatory reasons, defer or forgive rent for certain tenants of our properties. In particular, where state and local requirements temporarily stay eviction proceedings.
The immediately preceding outcomes are those we consider to be most important as a result of the COVID-19 pandemic. We may experience other negative impacts to our business as a result of the COVID-19 pandemic that could exacerbate other risks described in this Annual Report on Form 10-K. Any of the COVID-19 risks, or other effects from the COVID-19 pandemic that we currently do not foresee, could have a negative impact on our cash flows, operating results and NAV and on our ability to fund distributions to stockholders and satisfy repurchase requests.

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board ("FASB"), the SEC, and our independent registered public accounting firm) may amend, clarify, interpret or even reverse their previous interpretations or positions on how these standards should be applied. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in the revision of prior period financial statements. Changes in accounting standards can be hard to predict and can materially impact how we record and report our financial condition and results of operations.
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
We are required to pay substantial compensation to our Advisor and its affiliates, which may be increased or decreased during our Current Public Offering or future offerings by a majority of our board of directors, including a majority of the independent directors.
Pursuant to our agreements with our Advisor and its affiliates, including our sponsor, we are obligated to pay substantial compensation to our Advisor and its affiliates. Subject to limitations in our charter, the fees, expense reimbursements and other payments that we are required to pay to our Advisor and its affiliates may increase or decrease during our Current Public Offering or future offerings from those described elsewhere in our prospectus related to our Current Public Offering if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to our Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our NAV, our ability to pay distributions and your overall return.
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

Our board of directors will not approve each investment selected by our Advisor.
Our board of directors has approved investment guidelines that delegate to our Advisor the authority to execute (1) acquisitions and dispositions of real property and (2) investments in other real estate-related assets, in each case so long as such investments are consistent with the investment guidelines. Our directors review our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, as often as they deem appropriate. The prior approval of our board of directors will be required only for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors will rely primarily on information provided to them by our Advisor. Furthermore, transactions entered into on our behalf by our Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.
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

Certain provisions in our organizational documents and Maryland law could inhibit transactions or changes of control under circumstances that could otherwise provide stockholders with the opportunity to realize a premium.
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
Our UPREIT structure may result in potential conflicts of interest with our operating partnership or limited partners in our operating partnership whose interests may not be aligned with those of our stockholders
Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their direction of the management of our company. At the same time, we, as sole member, have duties to the general partner of our operating partnership which, in turn, as general partner of our operating partnership, has duties to our operating partnership and to the limited partners under Delaware law in connection with the management of our operating partnership.
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
The DST Program raises capital in private placements exempt from registration under the Securities Act through the sale of beneficial interests to “accredited investors” in specific DSTs holding DST Properties. We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. There is no guarantee that the DST Program will provide the tax benefits expected by investors. Investors who acquire beneficial interests pursuant to such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the sole member and manager of the general partner of our operating partnership, we may become subject to liability, from litigation or otherwise, as a result of the DST Program, including in the event an investor fails to qualify for any desired tax benefits.
The DST Program will not shield us from risks related to the performance of the DST Properties held through such structures.
Pursuant to the DST Program, certain of our existing real properties and real properties acquired from third parties may be placed into DSTs, the beneficial interests of which will be sold to investors. We will hold long-term leasehold interests in each DST Property pursuant to a master lease, which is intended to be fully guaranteed by our operating partnership. Under each master lease we will be responsible for subleasing the DST Property to occupying tenants until the earlier of the expiration of the master lease or our operating partnership’s exercise of the fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DSTs from the investors in exchange for operating partnership units or cash (the “FMV Option”), which means that we bear the risk that the underlying cash flow from a DST Property may be less than the master lease payments. Therefore, even though we will no longer own the DST Property, because of the fixed terms of the master lease guaranteed by our operating partnership, negative performance by the DST Property could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations. In addition, although our operating partnership will hold a FMV Option to reacquire each DST Property, the purchase price will be based on the then-current fair market value of the DST Property, without regard for the rental terms fixed by the master lease. Therefore, we may pay more for the DST Property upon the FMV Option exercise if it appreciates while held by the DST than if we had not placed such property in the DST Program.

We may own beneficial interests in trusts owning DST Properties that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.
In connection with the launch of our DST Program, we may own beneficial interests in DSTs owning DST Properties that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements, and in some cases the financing documents, used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.
DST Properties may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such DST Properties for other purposes such as paying down debt, distributions or additional investments.
DST Properties may later be reacquired through the exercise of our operating partnership’s FMV Option. In such cases the investors who become limited partners in our operating partnership will generally still be tied to the DST Property in terms of basis and built-in gain. As a result, if the DST Property is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the investors’ built-in gain. Although we are not contractually obligated to do so, we intend to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing real properties into the DST Program may limit our ability to access liquidity from such real properties or replacement properties through sale without triggering taxes due to the built-in gain tied to investors in the DST Program. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, distributions or additional investments.
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
Determining to exercise the FMV Option for DST Properties may cause us to incur significant additional non-cash interest expense that could materially impact our GAAP earnings and our funds from operations ("FFO").
When we determine it is probable that we will exercise a DST Property's FMV Option we will need to begin recording additional non-cash interest expense, which will reduce GAAP earnings and FFO. If we exercise the FMV Option prior to the end of the master lease, we record, as a lump sum, non-cash interest expense for the difference between the FMV of the property and the sum of the mortgage debts outstanding balance and the financing obligation, in the quarter in which we exercise the FMV Option. The lump sum non-cash interest expense could have a very material negative impact on our GAAP earnings and FFO.
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

Rule 3a-1 under the Investment Company Act generally provides that, notwithstanding Section 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be an “investment company” under the Investment Company Act provided that (1) it does not hold itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, and (2) on an unconsolidated basis except as otherwise provided, no more than 45% of the value of its total assets, consolidated with the assets of any wholly owned subsidiary, (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary, (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees' securities companies, securities issued by certain majority owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership's wholly owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property, mortgages and other interests in real estate. We believe that we, our operating partnership and our respective subsidiaries will satisfy this exclusion.
A change in the value of any of our assets could cause us, our operating partnership or one or more of our respective subsidiaries to fall within the definition of “investment company” and thus be required to register under the Investment Company Act. To ensure that we are not required to register the company or an of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may be unable to purchase securities we would otherwise want to purchase. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
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

Our revenues will be significantly influenced by the economies and other conditions of the industrial, office, residential, retail and other markets in general and the specific geographic markets in which we operate where we have high concentrations of these types of properties.
As of December 31, 2021, our diversification of current fair value of our consolidated properties by property type consisted of, 40% in the industrial property sector, 12% in the office property sector, 34% in the residential property sector, 14% in the retail property sector and less than 1% in the other property sector. As of December 31, 2021, we also owned an interest in unconsolidated properties in the office, residential, retail and other property sectors. Because our portfolio consists primarily of industrial, office, residential and retail properties, we are subject to risks inherent in investments in these property types and in particular the risk that e-commerce poses to retail. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.
Additionally, as of December 31, 2021, approximately 41% and 25% of the current fair value of our consolidated properties was geographically concentrated in the western and southern United States, respectively. Moreover, our properties located in California, Texas and Arizona accounted for approximately 17%, 14%, and 11% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office, retail, industrial or residential properties, industry slowdowns, relocation of businesses and changing demographics.
Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office, retail, industrial or residential space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.
Our operating results are affected by economic and regulatory changes that impact the real estate market in general.
Real estate historically has experienced significant fluctuations and cycles in value that have resulted in reductions in the value of properties. Real estate will continue to be subject to such fluctuations and cycles in value in the future that may negatively impact the value of our properties. The value of our properties will depend on many factors beyond our control. The value of our properties depends upon our ability to operate the real properties in a manner sufficient to maintain or increase revenues in excess of operating expenses and debt service. Revenues and the values of our properties may be adversely affected by:
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
•civil unrest;
•adverse changes in zoning laws; and
•other factors that are beyond our control.
All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations and pay distributions to stockholders.

Consequences of climate change and related regulations could impact our properties and financial performance.
The impact of climate change presents a significant risk. Damage to our properties caused by extreme weather events linked to climate change is becoming more evident, highlighting the fragility of global infrastructure. These physical effects of climate change could have a material adverse effect on our properties, operations and business, including a decline in demand for our properties and an increase in operation costs related to repairs and insurance. In addition, the adoption of regulations at the federal, state and local levels designed to address climate change may present additional costs and compliance risks as more markets move toward carbon neutral goals.
We anticipate the potential effects of climate change will increasingly impact the decisions and analysis our Advisor makes with respect to buying and selling properties, as climate change considerations can impact the relative desirability of locations and the cost of operating and insuring acquired properties, with the possibility that insurance may not be available, or on terms we find acceptable, for some properties in the future. Legislation that requires specific performance levels for building operations could make non-compliant buildings obsolete or costly to obtain compliance, which could materially affect the performance of our existing and future investments. In addition, capital improvements required to mitigate the potential impacts of climate risk could have an impact on our financial performance.
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
Leases (excluding our residential properties) representing approximately 4% and 8% of the annualized minimum base rent from our consolidated properties, as of December 31, 2021, were scheduled to expire in 2022 and 2023, respectively. Because we compete with a number of other developers, owners and managers of office, retail, industrial and residential properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, historic economic turmoil led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who purchase properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.
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
In addition, we share certain policy risk with other clients of our Advisor and it is possible that they may draw those limits leaving no coverage for a claim by us. If we or one or more of our tenants experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
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
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2021, we had interests in seven joint ventures that collectively own 16 properties and over 4,000 single-family rental homes across the United States accounting for 20% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.
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

We may be subject to additional risks from our international investments.
We do not own any properties located outside the United States as of December 31, 2021 but may purchase investments located outside the United States, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:
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
We may invest in common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer's properties. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in our prospectus related to our Current Public Offering.
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
As of December 31, 2021, we had total outstanding indebtedness of $1,817,664. Our Company leverage ratio, calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets, was 42% as of December 31, 2021 and 33% as of December 31, 2020. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to acquire the property secured by the mortgage loan, acquire additional properties or pay down other debt. We may also use our line of credit as a flexible borrowing source to cover short-term capital needs, for new property acquisitions and for working capital. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage loans on that property, then the amount of cash available for distributions to stockholders may be reduced.
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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2021, we had $1,184,620 in aggregate outstanding mortgage notes payable, which had maturity dates through March 1, 2038.
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
On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning before January 1, 2026. On March 27, 2020, federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act made technical corrections to, or modified on a temporary basis, certain of the provisions of the Tax Cuts and Jobs Act. There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or a stockholder's investment in us. For example, President Biden, the House leadership and the Senate leadership have expressed interest in passing comprehensive tax reform.
We urge you to consult with your own tax advisor with respect to the impact of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To maintain our status as a REIT, we generally must distribute annually to our stockholders dividends equal to at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain. We will be subject to regular corporate income taxes on any undistributed REIT taxable income, including undistributed net capital gain each year.

Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to pay distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
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
The IRS may take the position that the gain from one or more sales of our properties is subject to a 100% prohibited transaction tax.
From time to time, we may sell assets to fund repurchase requests, to satisfy our REIT distribution requirements, to satisfy other REIT requirements, or for other purposes. The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business and we do not qualify for a statutory safe harbor), the gain we recognize from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that we will be able to qualify at all times for the safe harbor.
We do not intend to hold our properties for sale in the ordinary course of business, but there is no assurance that our position will not be challenged by the IRS, especially if we make frequent property sales or frequent sales of property in which we have short holding periods.
Investments outside the U.S. may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the U.S. or are subject to different legal rules may complicate our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.

We may be subject to tax liabilities that reduce our cash flow and our ability to pay distributions to you even if we qualify as a REIT for federal income tax purposes.
We may be subject to federal and state taxes on our income or property even if we qualify as a REIT for federal income tax purposes, including, but not limited to, situations as those described below:
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
Restrictions on the deduction of our interest expense could prevent us from satisfying the REIT distribution requirement and avoiding the incurrence of income or excise taxes.
Section 163(j) of the Code, as amended by the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense in taxable years beginning after December 31, 2017. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitation as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property.
The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirement and the amounts we need to distribute to avoid incurring income and excise taxes.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is not in our best interest to qualify as a REIT. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which may cause a reduction in the total return to our stockholders.
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
Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock. As long as at least 20% of the total dividend is available to be paid in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving such dividends will be required to include in income for federal income tax purposes the full amount of the dividend income to the extent of our current and accumulated earnings and profits. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.
Generally, ordinary dividends payable by REITs do not qualify for the reduced U.S. federal income tax rates that apply to "qualified dividend income".
The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable by U.S. corporations to individual U.S. stockholders (as such term is defined under “Federal Income Tax Considerations” below) is 20%. However, dividends payable by REITs that are not designated as capital gain dividends or qualified dividend income or "qualified REIT dividends," generally are not eligible for the reduced rates applicable to qualified dividend income and are taxed at ordinary income tax rates. In taxable years beginning before January 1, 2026, however, non-corporate U.S. stockholders are entitled to a deduction of up to 20% of the amount of their qualified REIT dividends, subject to certain limitations. Nevertheless, non-corporate investors may perceive investments in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at lower rates as qualified dividend income.
There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.
The publication of LIBOR rates may be discontinued by 2023. We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations and Revenue Procedure 2020-44 would treat certain modifications that would be taxable events under current law as non-taxable events. Such guidance does not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
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
Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil (and criminal, if the violation was willful) penalties.
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
LIBOR is used as a reference rate for our Term Loans and our interest rate cap and swap arrangements. On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the ICE Benchmark Administration Limited, which is supervised by the FCA, announced that it will cease publication of the 3-month U.S. Dollar denominated LIBOR rate after June 30, 2023. There is no assurance that LIBOR will continue to be published until any particular date, and it is unclear if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts.
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
DESCRIPTION OF REAL ESTATE
Our investments in real estate assets as of December 31, 2021 consisted of interests in wholly-owned properties and seven joint ventures. The following table sets forth information with respect to our real estate assets by segment as of December 31, 2021. We own a fee simple interest in all properties unless otherwise noted.

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	100%	2002	June 30, 2005	409,000	100%
Norfleet Distribution Center(1)	Kansas City, MO	100	2007	February 27, 2007	702,000	100
Suwanee Distribution Center	Suwanee, GA	100	2013	June 28, 2013	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	100	2013	January 22, 2014	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	100	2015	May 31, 2019	145,000	100
Charlotte Distribution Center	Charlotte, NC	100	1991	June 27, 2014	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	441,000	100
4055 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	202,000	89
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	100	1985	September 30, 2015	31,000	100
1225 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	109,000	100
1300 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	71,000	100
1301 Mittel Drive	Wood Dale, IL	100	1985	September 30, 2015	53,000	100
1350 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	56,000	100
2501 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	198,000	100
2601 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	124,000	100
Tampa Distribution Center	Tampa, FL	100	2009	April 11, 2016	386,000	100
Aurora Distribution Center	Aurora, IL	100	2016	May 19, 2016	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	87,000	100
28145 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	114,000	100
28904 Paine Avenue	Valencia, CA	100	1999	June 29, 2016	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	100	1988	June 29, 2016	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	100	2016	September 8, 2016	225,000	100
6015 Giant Road	Richmond, CA	100	2016	September 8, 2016	252,000	100
6025 Giant Road	Richmond, CA	100	2016	December 29, 2016	41,000	100
Mason Mill Distribution Center(2)	Buford, GA	100	2016	December 20, 2017	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	100	1991	March 29, 2019	117,000	100
45630 Northport Loop East	Fremont, CA	100	1995	March 29, 2019	120,000	100
Taunton Distribution Center	Taunton, MA	100	2016	August 23, 2019	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	122,000	100
1825 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	89,000	100
Fort Worth Distributiom Center	Fort Worth, TX	100	2020	October 23, 2020	351,000	100
Whitestown Distribution Center(2)
4993 Anson Boulevard	Whitestown, IN	100	2020	December 11, 2020	280,000	100
5102 E 500 South	Whitestown, IN	100	2020	December 11, 2020	440,000	100
Louisville Distribution Center	Shepherdsville, KY	100	2020	January 21, 2021	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	102,000	100
6565 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	118,000	100
6615 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	136,000	100
6677 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	118,000	100

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Louisville Airport Distribution Center(2)	Louisville, KY	100	2020	June 24, 2021	284,000	100
13500 Danielson Street	Poway, CA	95	1997	July 2, 2021	73,000	100
237 Via Vera Cruz	San Marcos, CA	95	1987	July 2, 2021	66,000	100
4211 Starboard	Fremont, CA	95	1997	July 9, 2021	130,000	100
5 National Way	Durham, NC	100	2020	September 28, 2021	188,000	100
47 National Way	Durham, NC	100	2020	September 28, 2021	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	126,000	100
4630 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	149,000	100
4646 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	102,000	100
4651 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	100	1987	October 28, 2021	320,000	100
2055 Sanyo Avenue	San Diego, CA	100	1991	October 28, 2021	209,000	87
2065 Sanyo Avenue	San Diego, CA	100	2020	October 28, 2021	136,000	100
1755 Britannia Drive	Elgin, IL	100	2020	November 16, 2021	80,000	100
2451 Bath Road	Elgin, IL	100	2020	November 16, 2021	327,000	100
687 Conestoga Parkway	Shepardsville, KY	100	2021	November 17, 2021	327,000	100
2840 Loker Avenue	Carlsbad, CA	95	1998	November 30, 2021	104,000	100
15890 Bernardo Center Drive	San Diego, CA	95	1991	November 30, 2021	48,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	100%	2001	August 27, 2004	228,000	100%
140 Park Avenue	Florham Park, NJ	100	2015	December 21, 2015	100,000	100
San Juan Medical Center(2)	San Juan Capistrano, CA	100	2015	April 1, 2016	40,000	100
Genesee Plaza
9333 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	80,000	78
9339 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	81,000	91
Fountainhead Corporate Park	Tempe, AZ	100	1985	February 6, 2020	295,000	100
170 Park Avenue	Florham Park, NJ	100	1998	February 2, 2021	147,000	100
9101 Stony Point Drive(2)	Richmond, VA	100	2018	September 15, 2021	87,000	100
North Tampa Surgery Center	Odessa, FL	100	2021	October 8, 2021	13,000	100
Durham Medical Center	Durham, NC	100	2010	December 23, 2021	60,000	96
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	100	2021	December 23, 2021	11,000	100
1203 SW 7 Highway	Blue Springs, MO	100	2000	December 23, 2021	10,000	100
Roeland Park Medical Office	Roeland Park, KS	100	2021	December 28, 2021	30,000	100
South Reno Medical Center	Reno, NV	100	2004	December 28, 2021	32,000	100
Sugar Land Medical Office	Sugar Land, TX	100	2020	December 30, 2021	37,000	100
Residential Segment:
The Edge at Lafayette(3)	Lafayette, LA	100%	2007	January 15, 2008	207,000	84%
Townlake of Coppell(4)	Coppell, TX	100	1986	May 22, 2015	351,000	95
AQ Rittenhouse	Philadelphia, PA	100	2015	July 30, 2015	92,000	98
Lane Parke Apartments	Mountain Brook, AL	100	2014	May 26, 2016	263,000	90
Dylan Point Loma	San Diego, CA	100	2016	August 9, 2016	204,000	96
The Penfield(2)	St. Paul, MN	100	2013	September 22, 2016	245,000	96
180 North Jefferson	Chicago, IL	100	2004	December 1, 2016	217,000	96
Jory Trail at the Grove	Wilsonville, OR	100	2012	July 14, 2017	315,000	95
The Reserve at Johns Creek(2)	Johns Creek, GA	100	2007	July 28, 2017	244,000	96
Villas at Legacy(2)	Plano, TX	100	1999	June 6, 2018	340,000	95
Stonemeadow Farms	Bothell, WA	100	1999	May 13, 2019	228,000	97
Summit at San Marcos(2)	Chandler, AZ	100	2018	July 31, 2019	257,000	97
Presley Uptown(5)	Charlotte, NC	98	2016	September 30, 2019	190,000	96
Princeton North Andover	North Andover, MA	100	2019	May 3, 2021	204,000	97
The Preserve at the Meadows(2)	Fort Collins, CO	100	2001	August 23, 2021	208,000	96
The Rockwell(2)	Berlin, MA	100	2020	August 31, 2021	233,000	98

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Miramont	Fort Collins, CO	100	1995	September 29, 2021	212,000	97
Pinecone	Fort Collins, CO	100	1993	September 29, 2021	176,000	99
Reserve at Venice	North Venice, FL	100	2021	December 17, 2021	268,000	94
Woodside Trumbull	Trumbull, CT	100	2021	December 21, 2021	207,000	81
Retail Segment:
The District at Howell Mill(5)	Atlanta, GA	88%	2006	June 15, 2007	306,000	96%
Grand Lakes Marketplace(5)	Katy, TX	90	2012	September 17, 2013	131,000	75
Oak Grove Plaza	Sachse, TX	100	2003	January 17, 2014	120,000	94
Rancho Temecula Town Center	Temecula, CA	100	2007	June 16, 2014	165,000	97
Skokie Commons	Skokie, IL	100	2015	May 15, 2015	97,000	98
Whitestone Market	Austin, TX	100	2003	September 30, 2015	145,000	99
Maui Mall	Kahului, HI	100	1971	December 22, 2015	235,000	83
Silverstone Marketplace	Scottsdale, AZ	100	2015	July 27, 2016	78,000	93
Kierland Village Center	Scottsdale, AZ	100	2001	September 30, 2016	118,000	98
Timberland Town Center	Beaverton, OR	100	2015	September 30, 2016	92,000	96
Montecito Marketplace(2)	Las Vegas, NV	100	2007	August 8, 2017	190,000	95
Milford Crossing(2)	Milford, MA	100	2018	January 29, 2020	159,000	99
Other Segment:
South Beach Parking Garage(6)	Miami Beach, FL	100%	2001	January 28, 2014	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage(7)	Chicago, IL	100%	2003	December 23, 2014	167,000	N/A
NYC Retail Portfolio(8)	NY/NJ	14	1996 - 2004	December 8, 2015	1,940,000	91%
Pioneer Tower(9)	Portland, OR	100	1990	June 28, 2016	308,000	68
The Tremont(5)	Burlington, MA	75	2016	July 19, 2018	175,000	97
The Huntington(5)	Burlington, MA	75	2018	July 19, 2018	115,000	93
Siena Suwanee Town Center(10)	Suwanee, GA	100	2018	December 15, 2020	226,000	92
Single-Family Rental Portfolio(11)	Various	47	Various	August 5, 2021	7,207,097	96
Kingston at McLean Crossing(5)	McLean, VA	80	2018	December 3, 2021	223,000	94
___________
(1)On December 15, 2021, the property was designated as held-for-sale. The property was subsequently sold on January 6, 2022.
(2)This property is included in our DST Program.
(3)On December 23, 2021, the property was designated as held-for-sale. The property was subsequently sold on January 24, 2022.
(4)On December 5, 2019, we acquired our joint venture partner's 10% interest in the property.
(5)We own a majority interest in the joint venture that owns a fee simple interest in this property.
(6)The parking garage contains 343 stalls. This property is owned leasehold.
(7)We own a condominium interest in the building that contains a 366 stall parking garage.
(8)We own an approximate 14% interest in a portfolio of 8 urban infill retail properties located in the greater New York City area.
(9)We own a condominium interest in the building that contains a 17 story multi-tenant office property.
(10)We own a condominium interest in the project that contains a 240-unit residential property.
(11)We own an approximate 47% interest in a portfolio of over 4,000 single-family rental homes located in various markets across the United States.

ACQUISITIONS
2021 Acquisitions
On January 21, 2021, we acquired Louisville Distribution Center, a 1,040,000 square foot industrial property located in Shepherdsville, Kentucky for approximately $95,000. The acquisition was funded with cash on hand.
On February 2, 2021, we acquired 170 Park Avenue, a 147,000 square foot life sciences office property located in Florham Park, New Jersey for approximately $46,600. The acquisition was funded with cash on hand.
On February 23, 2021, we acquired Southeast Phoenix Distribution Center, a four property industrial distribution center totaling 474,000 square feet located in Chandler, Arizona for approximately $91,000. The acquisition was funded with cash on hand.
On May 3, 2021, we acquired Princeton North Andover, a newly constructed, 192-unit residential property located in North Andover, Massachusetts for approximately $72,500. The acquisition was funded with cash on hand.
On June 24, 2021, we acquired Louisville Airport Distribution Center, a nearly 284,000 square-foot, newly constructed Class A industrial property located in the Southside/Airport industrial submarket of Louisville, Kentucky for approximately $32,100. The acquisition was funded with cash on hand.
On July 2, 2021, we acquired a 95% interest in two industrial properties, 237 Via Vera Cruz and 13500 Danielson Street, totaling 153,000 square feet located in San Marcos and Poway, California, respectively, for approximately $36,640. The acquisitions were funded with cash on hand.
On July 9, 2021, we acquired a 95% interest in 4211 Starboard Drive, a 130,000 square foot industrial property located in Fremont, California for approximately $32,000 using cash on hand.
On August 5, 2021, we acquired a 47% interest in a portfolio of approximately 4,000 stabilized single-family rental homes located in various markets across the United States, including Atlanta, Dallas, Phoenix, Nashville and Charlotte, among others (the "Single-Family Rental Portfolio"). The Single-Family Rental Portfolio is encumbered by securitized mortgages in a net amount of approximately $760,000 maturing in the fourth quarter of 2025 at a weighted average interest rate of 2.1%. The equity purchase price was approximately $205,000. We funded the transaction using cash on hand and a draw on our revolving line of credit.
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
On September 15, 2021, we acquired 9101 Stony Point Drive, an 87,000 square foot, medical office property in Richmond, Virginia. The purchase price was approximately $52,000. The acquisition was funded with cash on hand.
On September 28, 2021, we acquired 5 National Way and 47 National Way, a two property life sciences industrial center totaling 375,000 square feet, located in Durham, North Carolina for approximately $66,750. The acquisitions were funded with cash on hand.
On September 29, 2021, we acquired Miramont Apartments, a 210-unit residential property located in Fort Collins, Colorado for approximately $57,400. The acquisition was funded with cash on hand and a draw on our line of credit.
On September 29, 2021, we acquired Pinecone Apartments, a 195-unit residential property located in Fort Collins, Colorado for approximately $51,600. The acquisition was funded with cash on hand and a draw on our line of credit.
On October 7, 2021, we acquired North Tampa Surgery Center, an 13,000 square foot medical office property located in in Odessa, Florida for approximately $8,500. The acquisition was funded with cash on hand.
On October 20, 2021, we acquired Friendship Distribution Center, a four property industrial distribution center totaling 649,000 square feet located in Buford, Georgia for approximately $95,000. The acquisition was funded with cash on hand.

On October 28, 2021 we acquired South San Diego Distribution Center, a four property industrial distribution center totaling 665,000 square feet located in San Diego, California for approximately $158,500. We assumed a $72,500 mortgage note payable that bears an interest rate of 3.18% and matures on January 31, 2031. The acquisition was funded as an UPREIT transaction in which we issued OP Units and funded with cash on hand.
On November 16, 2021, we acquired two industrial properties, 1755 Britannia Drive and 2451 Bath Road, totaling 407,000 square feet located in Elgin, Illinois for approximately $47,100. The acquisitions were funded with cash on hand and a draw on our line of credit.
On November 17, 2021, we acquired 687 Conestoga Parkway, a 327,000 square foot industrial property located in Shepherdsville, Kentucky for approximately $39,500. The acquisition was funded with cash on hand and a draw on our line of credit.
On November 30, 2021, we acquired a 95% interest in two industrial properties, 2840 Loker Avenue and 15890 Bernardo Center Drive, totaling 152,000 square feet located in Carlsbad and San Diego, California, respectively, for approximately $41,100. The acquisitions were funded with cash on hand and a draw on our line of credit.
On December 3, 2021, we acquired a 80% interest in Kingston at McLean Crossing, a 319-unit residential property in McLean, Virginia. The total purchase price was approximately $120,000. At closing the venture entered into a mortgage note payable in the amount of $75,000, with a floating interest rate of SOFR + 1.45% and a maturity date of December 1, 2026. The acquisition was funded with cash on hand.
On December 17, 2021, we acquired The Reserve at Venice, a 276-unit residential property in North Venice, Florida for approximately $93,000. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 21, 2021, we acquired Woodside Trumbull, a 199-unit residential property in Trumbull, Connecticut for approximately $98,000. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 23, 2021, we acquired Durham Medical Office, a medical office property totaling 60,000 square feet, in Durham, North Carolina for approximately $37,125. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 23, 2021, we acquired 1203 SW 7 Highway, a 10,000 square foot, medical office property in Blue Springs, Missouri for approximately $3,400. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 23, 2021, we acquired 8600 NE 82nd Street, a 11,000 square foot, medical office property in Kansas City, Missouri for approximately $5,500. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 28, 2021, we acquired South Reno Medical Center, a 32,000 square foot, medical office property in Reno, Nevada for approximately $14,025. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 28, 2021, we acquired Roeland Park Medical Office, a 30,000 square foot, medical office property in Roeland Park, Kansas for approximately $13,300. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 30, 2021, we acquired Sugar Land Medical Office, a 37,000 square foot, medical office property in Sugar Land, Texas for approximately $18,350. The acquisition was funded with cash on hand and a draw on our line of credit.
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

On December 15, 2020, we acquired Siena Suwanee Town Center, a 240-unit residential property in Suwanee, Georgia for approximately $70,200. We assumed a $40,183 mortgage note payable that bears an interest rate of 3.28% and matures on November 10, 2039. The acquisition was funded as an UPREIT transaction in which we issued shares of common stock and OP Units in lieu of cash. In accordance with authoritative guidance, Siena Suwanee Town Center is accounted for as an investment in an unconsolidated real estate affiliate.
2019 Acquisitions
On March 29, 2019, we acquired Fremont Distribution Center, a 237,000 square foot, two building industrial property located in Fremont, California, for approximately $47,000. The acquisition was funded with cash on hand.
On May 13, 2019, we acquired Stonemeadow Farms, a 280-unit residential property located in Bothell, Washington, for approximately $81,800. The acquisition was funded with cash on hand.
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
On July 31, 2019, we acquired Summit at San Marcos, a 273-unit residential property located in Chandler, Arizona, for approximately $71,750. The acquisition was funded with a draw on the credit facility and cash on hand.
On August 23, 2019, we acquired Taunton Distribution Center, a 200,000 square foot industrial distribution center located in Taunton, Massachusetts, for approximately $25,700. The acquisition was funded with cash on hand.
On September 30, 2019, we acquired a 97.5% interest in Presley Uptown, a 230-unit residential property in the Uptown submarket of Charlotte, North Carolina. The joint venture acquired the property for approximately $55,250. The acquisition was funded with a draw on the credit facility and cash on hand.
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
DISPOSITIONS
2021 Dispositions
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
FINANCING
The following is a summary of the mortgage notes for our consolidated properties as of December 31, 2021:

Property	Interest Rate	Maturity Date	Principal Balance
Aurora Distribution Center	3.39%	June 1, 2023	$13,441
180 N Jefferson	3.89	July 1, 2023	45,000
Grand Lakes Marketplace	4.20	October 1, 2023	23,900
Oak Grove Plaza	4.17	February 1, 2024	8,915
Charlotte Distribution Center	3.66	September 1, 2024	9,341
Genesee Plaza	4.30	January 1, 2025	39,285
Jory Trail at the Grove	3.81	February 1, 2025	42,793
Skokie Commons	3.31	June 1, 2025	23,627
DFW Distribution Center	3.23	June 1, 2025	17,720
AQ Rittenhouse	3.65	September 1, 2025	26,370
Timberland Town Center	4.07	October 1, 2025	20,253
Whitestone Market	3.58	December 1, 2025	25,750
Miramont Apartments	3.87	March 1, 2026	27,629
Pinecone Apartments	3.87	March 1, 2026	25,355
Louisville Distribution Center	1.76	May 1, 2026	52,250
Maui Mall	3.64	June 1, 2026	36,322
Rancho Temecula Town Center	4.02	July 1, 2026	28,000
Dylan Point Loma	3.83	September 1, 2026	40,319
237 Via Vera Cruz	1.50	September 1, 2026	11,880
4211 Starboard Drive	1.50	September 1, 2026	20,612
13500 Danielson Street	1.50	September 1, 2026	10,990
2840 Loker Ave	1.50	September 1, 2026	14,316
15890 Bernardo Center Drive	1.50	September 1, 2026	8,702
Lane Parke Apartments	3.18	November 1, 2026	37,000
The District at Howell Mill	5.30	March 1, 2027	28,858
San Juan Medical Center	3.35	October 1, 2027	16,730
Whitestown Distribution Center	2.95	February 10, 2028	34,000
Townlake of Coppell	2.41	April 10, 2028	36,030
Southeast Phoenix Distribution Center	2.70	June 1, 2028	49,000
Princeton North Andover	1.65	June 1, 2028	39,900
Stonemeadow Farms	3.62	August 1, 2029	44,722
Presley Uptown	3.25	November 1, 2029	30,000
Reserve at Johns Creek	3.58	December 1, 2029	26,000
Summit at San Marcos	3.28	May 1, 2030	35,900
Mason Mill Distribution Center	3.25	October 1, 2030	17,500
The Penfield	2.50	October 1, 2030	35,500
South San Diego Distribution Center	3.18	January 1, 2031	72,500
Villas at Legacy	2.53	January 1, 2031	29,500
The Preserve at the Meadows	2.57	October 1, 2031	32,400
The Rockwell	2.62	October 1, 2031	46,310

On May 24, 2021, we entered into a credit agreement providing for a $650,000 revolving line of credit and unsecured term loan (collectively, the "Credit Facility") with a syndicate of eight lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, and Wells Fargo Bank, N.A.. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $800,000, subject to receipt of lender commitments and other conditions. The $650,000 Credit Facility consists of a $415,000 revolving line of credit (the “Revolving Credit Facility”) and a $235,000 term loan (the “Term Loan”). The Revolving Credit Facility contains a sublimit of $25,000 for letters of credit. The primary interest rate for the Revolving Credit Facility is based on LIBOR, plus a margin ranging from 1.4% to 2.10%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on LIBOR, plus a margin ranging from 1.35% to 2.05%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility and the Term Loan is May 24, 2025. Based on our current total leverage ratio, we can elect to borrow at LIBOR plus 1.45% and LIBOR plus 1.40% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.40% to 1.10% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.35% to 1.05% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2021, we believe no material adverse effects had occurred.
On December 10, 2021, we entered into an additional $100,000 short-term bridge loan (the "Bridge Loan") with JPMorgan Chase Bank, N.A. under the same terms as our Credit Facility. The Bridge Loan bears interest at the secured overnight financing rate ("SOFR") plus 1.45% to 2.15% depending on our total leverage ratio. The maturity date of the Bridge Loan is June 10, 2022 and has two, three month extension options. Based on our current total leverage ratio this borrowing is priced at SOFR plus 1.70%.
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
At December 31, 2021, we had $300,000 outstanding under the Revolving Credit Facility at LIBOR + 1.65%, $235,000 outstanding under the Term Loan at LIBOR + 1.60% and $100,000 outstanding under the Bridge Loan at SOFR + 1.70%. We swapped the LIBOR portion on $190,000 of our Term Loan to a blended fixed rate of 1.80% (all in rate of 3.40% at December 31, 2021). We swapped $90,000 of the Revolving Credit Facility to a fixed rate of 2.08% (all in rate of 3.68% at December 31, 2021). The interest swap agreements have maturity dates ranging from May 26, 2022 through February 17, 2023. At December 31, 2020, we had nothing outstanding under our previous credit facility and $100,000 outstanding under the Term Loans.
At December 31, 2021, we were in compliance with all debt covenants.
INSURANCE
Although we believe our investments are currently adequately covered by insurance consistent with the terms and levels of coverage that are standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.

OPERATING STATISTICS
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2021:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %(1)	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft(2)
Industrial	56	12,093,000	61%	100%	40%	$6.28
Office	16	1,256,000	6	98	12	31.72
Residential	20	4,663,000	23	95	34	23.15
Retail	12	1,834,000	9	93	14	21.10
Other	1	130,000	1	N/A	—	N/A
Total	105	19,976,000	100%	98%	100%	$13.14
________
(1)We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.
(2)Amount calculated as in-place minimum base rent for all occupied space at December 31, 2021 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
The following table shows our operating statistics by property type for our unconsolidated properties as of December 31, 2021:

	Number of Properties/ Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %(2)	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft(3)
Office	1	308,000	3%	68%	10%	$30.63
Residential	5	8,002,000	76	96	78	12.70
Retail	8	1,940,000	18	91	11	35.10
Other	1	167,000	2	N/A	1	N/A
Total	15	10,417,000	99%	94%	100%	$17.19
________
(1)Residential includes over 4,000 single-family rental homes in the Single-Family Rental Portfolio.
(2)We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.
(3)Amount calculated as in-place minimum base rent for all occupied space at December 31, 2021 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of December 31, 2021, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $11.39 for our consolidated properties. As of December 31, 2021, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2022 (2)	44	$6,071	368,000	4%
2023	56	12,523	1,406,000	8
2024	59	15,742	1,419,000	10
2025	69	16,695	1,336,000	11
2026	63	19,766	3,112,000	13
2027 and thereafter	168	79,623	7,390,000	53
Total	459	$150,420	15,031,000
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2021 presented in the year of lease expiration.
(2)Does not include 4,894 leases totaling approximately 4,397,000 square feet and approximately $101,779 in annualized minimum base rent associated with the 20 residential properties we owned as of December 31, 2021.

As of December 31, 2021, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2022 (2)	10	$4,038	134,000	6%
2023	12	6,190	166,000	9
2024	15	11,423	362,000	17
2025	12	10,188	230,000	15
2026	12	11,900	293,000	17
2027 and thereafter	40	24,637	744,000	36
Total	101	$68,376	1,929,000
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2021 presented in the year of lease expiration.
(2)Does not include 4,684 leases for apartments and single-family homes totaling approximately 7,652,054 square feet and approximately $97,151 in annualized minimum base rent associated with the five unconsolidated residential investments.
The following table shows the aggregate stabilized portfolio occupancy rates for our consolidated and unconsolidated properties as of December 31, 2021 and each of the previous five years:

As of December 31,	Stabilized Occupancy Rate for Consolidated Properties(1)	Stabilized Occupancy Rate for Unconsolidated Properties(1)
2021	98%	94%
2020	96	87
2019	97	91
2018	94	93
2017	94	95
2016	95	97
________
(1)We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.

The following tables show the stabilized occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2021 and 2020:

	Stabilized Occupancy Rate
	December 31, 2021	December 31, 2020	Change
Industrial	100%	99%	1%
Office	98	93	5
Residential	95	94	1
Retail	93	93	—
Total	98%	96%	2%
________
(1)    We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.

	Average Minimum Base Rent per Occupied Square Foot (1)
	December 31, 2021	December 31, 2020	Change
Industrial	$6.28	$5.51	$0.77
Office	31.72	33.99	(2.27)
Residential	23.15	21.68	1.47
Retail	21.10	21.05	0.05
Total	$13.14	$13.03	$0.11
________
(1)      Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our industrial properties' stabilized occupancy rate increased slightly from December 31, 2020 to December 31, 2021. The average minimum base rent per occupied square foot for our industrial properties at December 31, 2021 increased slightly when compared to December 31, 2020, due to higher in place rents of our recent acquisitions, as well as base rent increases in our existing properties.
Our office properties' stabilized occupancy rate increased from December 31, 2020 to December 31, 2021 primarily due to recent acquisitions of fully-leased properties as well as new leases executed at Fountainhead Corporate Park. Average minimum base rent decreased from December 31, 2020 to December 31, 2021 primarily as a result of recent acquisitions, which have lower minimum base rents than our average office property.
Our residential properties' stabilized occupancy rate increased slightly from December 31, 2020 to December 31, 2021. The average minimum base rents per occupied square foot for our residential properties at December 31, 2021 increased when compared to December 31, 2020, primarily due to recent acquisitions, which have higher market rents.
Our retail properties' stabilized occupancy rate remained the same from December 31, 2020 to December 31, 2021. The average minimum base rents per occupied square foot for our retail properties at December 31, 2021 increased slightly when compared to December 31, 2020, primarily due to base rent increases.
The stabilized occupancy rate of our properties increased across our overall portfolio from December 31, 2020 to December 31, 2021, primarily due to recent acquisitions. The average minimum base rent per occupied square foot increased slightly from December 31, 2020 to December 31, 2021, primarily due to higher in place rents of our recent acquisitions.

PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our consolidated properties based on their percentage of annualized minimum base rent as of December 31, 2021:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Amazon	Monument IV at Worldgate, Pinole Point Distribution Center, Maui Mall & Grand Lakes Marketplace	Internet Web Services / Online Retailer / Grocery Store	Various	Various	12,952	3%	5%
McKesson Corporation	Louisville Distribution Center	Pharmaceutical Distibutor	December 31, 2030	Two 5-year options	4,265	5%	2%
Williams Sonoma	Pinole Point Distribution Center, Taunton Distribution Center	Home Products Retailer	Various	Various	3,009	1%	1%
Musician's Friend(3)	Norfleet Distribution Center	Online Retailer	December 31, 2026	Three 5-year options	2,886	4%	1%
Cellularity Inc	170 Park Ave	Biotechnology Company	1/31/2036	Two 5-year options	2,760	1%	1%
Summit Medical Group	140 Park Ave.	Medical Practice	April 30, 2030	Three 5-year options	2,750	1%	1%
Quanta Computer	Fremont Distribution Center	Computer Manufacturer	August 31, 2025	Two 5-year options	2,640	1%	1%
Mitsubishi Electric	Suwanee Distribution Center	HVAC Manufacturer	July 31, 2023	None	2,622	3%	1%
Kroger	Montecito Marketplace, Oak Grove Plaza, & Skokie Commons	Grocery Store	Various	Two 5-year options	2,490	1%	1%
Virginia Urology	9101 Stony Point	Medical Practice	March 31, 2035	Three 5-year options	2,384	1%	1%
Total					$38,758	21%	15%
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
(3)Norfleet Distribution Center was classified as held for sale on December 15, 2021 and subsequently sold on January 6, 2022.

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties based on percentage of annualized minimum base rent as of December 31, 2021:

Properties	% of Total Area	% of Annualized Minimum Base Rent (1)
Monument IV at Worldgate	1%	4%
Fountainhead Corporate Park	2	3
180 North Jefferson	1	3
South San Diego Distribution Center	3	3
Genesee Plaza	1	3
Lane Parke Apartments	1	3
Townlake of Coppell	2	3
Dylan at Point Loma	1	3
Woodside Trumbull	1	2
Reserve at Venice	1	2
Total	14%	29%
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
Our common stock is not currently traded on any exchange, and there is no established public trading market for our common stock. As of March 11, 2022, there were 17,766 stockholders of record of our common stock, including 10,652 holders of Class A, 4,278 holders Class M, 55 holders Class A-I, 2,780 holders of Class M-I and 1 holder of Class D shares.
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
Following the allocation of income and expenses as described above, NAV for each class is adjusted for additional issuances of common stock, repurchases and class specific expense accruals, such as the dealer manager fee (which will be included in the calculation on a daily basis and not when accrued on our financial statements), to determine the current day's NAV. Our share classes may have different expense accruals associated with the advisory fee we pay to our Advisor because the performance component of the advisory fee is calculated separately with respect to each class. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay the distribution to our stockholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class's NAV at the end of each trading day by the number of shares outstanding for that class on such day.
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

A fundamental element of the valuation process, the valuation of our properties and the DST Properties, is managed by our independent valuation advisor, SitusAMC Real Estate Valuation Services, LLC (formally known as RERC, LLC), a valuation firm selected by our advisor and approved by our board of directors, including a majority of our independent directors. SitusAMC Real Estate Valuation Services, LLC, founded in 1931, is one of the longest-serving commercial real estate research, valuation and consulting firms in the nation with offices throughout the United States. SitusAMC Real Estate Valuation Services, LLC is engaged in the business of rendering opinions regarding the value of commercial real estate properties and is not affiliated with us or our advisor. The compensation we pay to our independent valuation advisor is based on the number of properties appraised and is not based on the estimated values of such properties. While our independent valuation advisor is responsible for providing our property valuations, our independent valuation advisor is not responsible for, and does not calculate, our daily NAV. Effective January 1, 2018, our NAV and our NAV per share are calculated by ALPS, in accordance with the valuation guidelines established by our board of directors. Our advisor is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV, in each case, as performed by ALPS.
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
NAV as of December 31, 2021
The following table presents our historical NAV per share as of each date indicated below:

	NAV per Share
Quarter Ended	Class A	Class M	Class A-I	Class M-I	Class D
December 31, 2021	$13.56	$13.58	$13.59	$13.58	$13.57
September 30, 2021	12.71	12.73	12.75	12.74	12.72
June 30, 2021	12.07	12.09	12.10	12.10	12.08
March 31, 2021	11.81	11.83	11.84	11.84	11.82
December 31, 2020	11.60	11.62	11.63	11.62	11.61
September 30, 2020	11.56	11.58	11.59	11.58	11.57
June 30, 2020	11.60	11.63	11.64	11.63	11.61
March 31, 2020	11.94	11.96	11.97	11.97	11.95
The increase in NAV from December 31, 2020 to December 31, 2021 is primarily related to an overall 15.9% increase in the values of our properties during 2021.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2021:

	December 31, 2021
Component of NAV	Class A	Class M	Class A-I	Class M-I	Class D	Total
Real estate investments(1)	$2,307,210	$842,232	$216,341	$1,217,062	$173,358	$4,756,203
Debt	(988,699)	(360,918)	(92,708)	(521,543)	(74,289)	(2,038,157)
Other assets and liabilities, net	37,998	13,871	3,563	20,044	2,856	78,332
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,356,509	$495,185	$127,196	$715,563	$101,925	$2,796,378
Number of outstanding shares	100,038,362	36,458,191	9,356,309	52,676,693	7,513,281
NAV per share	$13.56	$13.58	$13.59	$13.58	$13.57
________
(1)The value of our real estate investments was greater than the historical cost by approximately 3.6% as of December 31, 2021.

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
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2021:

	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	4.61%	5.54%	4.51%	5.49%	6.25%	4.85%
Discount rate/internal rate of return (IRR)	5.62	6.32	5.94	6.42	7.80	5.99
Annual market rent growth rate	3.30	2.77	3.31	2.74	3.07	3.14
Holding period (years)	10.00	10.00	10.00	10.00	21.83	10.09
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		December 31, 2021	December 31, 2020
Discount Rate - weighted average	0.25% increase	(1.7)%	(2.0)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.8)	(2.9)
Annual market rent growth rate - weighted average	0.25% decrease	(1.2)	(1.5)

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

December 31, 2021
Stockholders' equity under GAAP	$1,747,335
Adjustments:
Accrued dealer manager fees (1)	132,865
Organization and offering costs (2)	761
Unrealized real estate appreciation (3)	545,034
Accumulated depreciation, amortization and other (4)	370,383
NAV	$2,796,378
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
(2)    The Advisor agreed to advance organization and offering costs on our behalf through December 21, 2021. Such costs will be reimbursed to the Advisor ratably over 36 months through December 20, 2024. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV ratably over 36 months.
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
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with indefinite duration. As of December 31, 2021, we have raised aggregate gross proceeds from the sale of 8,711,716 Class D shares in our Private Offering of $98,188. The shares of common stock issued in the Private Offering were issued in transactions exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act because the purchasers are accredited investors within the meaning of Regulation D under the Securities Act. The Dealer Manager also serves as the dealer manager for the Private Offering. No commissions were paid with respect to the placement of shares in connection with the Private Offering.

ISSUER PURCHASES OF EQUITY SECURITIES
Share Repurchase Plan
We adopted a share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter. To date, we have neither deferred nor rejected any request for repurchase under our share repurchase plan. All redemptions were paid out from offering proceeds. During the quarter ended December 31, 2021, we fulfilled redemption requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Plan (1)
October 1-October 31, 2021	700,175	$12.77	700,175	—
November 1-November 30, 2021	703,360	12.94	703,360	—
December 1-December 31, 2021	432,000	13.38	432,000	—
________
(1)    Redemptions are limited as described above.

Performance Graph (Dollars in whole dollars)
The following graph is a comparison of the cumulative return of our shares of Class M-I common stock (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”) and the National Counsel of Real Estate Investment Fiduciaries Fund Index-Open-End Diversified Core Equity (“ODCE”). The graph assumes that $100 was invested on January 1, 2017 in each of shares of Class M-I common stock, the S&P 500 Index and the ODCE, assuming that all dividends were reinvested without the payment of any commissions. We currently have Class A, Class M, Class A-I, Class M-I and Class D common stock outstanding. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.
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

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2021 were comprised of:
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
•4211 Starboard (acquired in 2021),
•13500 Danielson Street (acquired in 2021),
•5 National Way (acquired in 2021),
•47 National Way (acquired in 2021),
•Friendship Distribution Center (acquired in 2021),
•South San Diego Distribution Center (acquired in 2021),
•1755 Britannia Drive (acquired in 2021),
•2451 Bath Road (acquired in 2021),
•687 Conestoga Parkway (acquired in 2021),
•2840 Loker Avenue (acquired in 2021), and
•15890 Bernardo Center Drive (acquired in 2021).

Office
•Monument IV at Worldgate,
•140 Park Avenue,
•San Juan Medical Center,
•Genesee Plaza (acquired in 2019),
•Fountainhead Corporate Park (acquired in 2020),
•170 Park Avenue (acquired in 2021),
•9101 Stony Point Drive (acquired in 2021),
•North Tampa Surgery Center (acquired in 2021),
•Durham Medical Office (acquired in 2021),
•1203 SW 7 Highway (acquired in 2021),
•8600 NE 82nd Street (acquired in 2021),
•South Reno Medical Center (acquired in 2021),
•Roeland Park Medical Office (acquired in 2021), and
•Sugar Land Medical Office (acquired in 2021).

Residential
•The Edge at Lafayette,
•Townlake of Coppell,
•AQ Rittenhouse,
•Lane Parke Apartments,
•Dylan Point Loma,
•The Penfield,
•180 North Jefferson,
•Jory Trail at the Grove,
•The Reserve at Johns Creek Walk,
•Villas at Legacy,
•Stonemeadow Farms (acquired in 2019),
•Summit at San Marcos (acquired in 2019),
•Presley Uptown (acquired in 2019),
•Princeton North Andover (acquired in 2021),
•The Preserve at the Meadows (acquired in 2021),
•The Rockwell (acquired in 2021),
•Miramont Apartments (acquired in 2021),
•Pinecone Apartments (acquired in 2021),
•The Reserve at Venice (acquired in 2021), and
•Woodside Trumbull (acquired in 2021).

Retail
•The District at Howell Mill,
•Grand Lakes Marketplace,
•Oak Grove Plaza,
•Rancho Temecula Town Center,
•Skokie Commons,
•Whitestone Market,
•Maui Mall,

•Silverstone Marketplace,
•Kierland Village Center,
•Timberland Town Center,
•Montecito Marketplace, and
•Milford Crossing (acquired in 2020).

Other
•South Beach Parking Garage.

Sold Properties
•111 Sutter Street (sold in 2019),
•24823 Anza Drive (sold in 2020), and
•South Seattle Distribution Center (sold in 2021).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of:

December 31, 2021	December 31, 2020	December 31, 2019
Pioneer Tower	Pioneer Tower	Pioneer Tower
NYC Retail Portfolio (1)	NYC Retail Portfolio (1)	NYC Retail Portfolio (1)
Chicago Parking Garage	Chicago Parking Garage	Chicago Parking Garage
The Tremont	The Tremont	The Tremont
The Huntington	The Huntington	The Huntington
Siena Suwanee Town Center	Siena Suwanee Town Center
Single-Family Rental Portfolio (1)
Kingston at McLean Crossing
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
We are managed by our Advisor, LaSalle, a subsidiary of our Sponsor, JLL (NYSE: JLL), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. We hire property management and leasing companies to provide the on-site, day-to-day management and leasing services for our properties. When selecting a property management or leasing company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 internal control requirements. We currently use a mix of property management and leasing service providers that include large national real estate service firms, including an affiliate of our Advisor, and smaller local firms.
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
Estimated Percent of Fair Value as of December 31, 2021

Property Sector Diversification

Office: 12%
Residential: 43%
Industrial: 31%
Other: 1%
Retail: 13%

Geographic Region Diversification

East: 27%
Midwest: 10%
West: 36%
South: 27%

Future Lease Expirations
The future lease expiration table represents the lease expirations by both total square feet and annualized minimum base rents for current tenants of our Consolidated Properties (excluding our residential properties).

Year	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2022 (2)	368,000	$6,071	4%
2023	1,406,000	12,523	8
2024	1,419,000	15,742	10
2025	1,336,000	16,695	11
2026	3,112,000	19,766	13
2027	1,404,000	20,240	13
2028	1,228,000	9,776	6
2029	375,000	4,593	3
2030	2,245,000	15,756	10
2031 and thereafter	2,138,000	29,257	22
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues.
(2)Does not include 4,894 short-term leases totaling approximately 4,397,000 square feet and approximately $101,779 in annualized minimum base rent associated with our 20 residential properties as of December 31, 2021.
Ten-Year Debt Repayment
The ten-year debt repayment table represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated Properties and our Credit Facility, excluding mortgage notes payable held for sale.

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2022	$107,812	6%	1.91%
2023	89,890	5	3.91
2024	559,917	31	2.45
2025	192,296	11	3.77
2026	308,023	17	2.90
2027	45,645	3	4.36
2028	163,977	9	2.45
2029	95,555	5	3.47
2030	87,062	5	2.98
2031 and thereafter	169,443	9	2.81
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
Initial Valuations for Real Estate Investments and Intangibles
These estimates are particularly important as they are used for the allocation of purchase price between building, land and other identifiable intangibles, including acquired in-place, above, below and at-market leases. As a result, the impact of these estimates on our operations could be substantial. Significant differences in annual depreciation or amortization expense may result from the differing useful life or amortization periods related to such purchased assets and liabilities.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a change in the holding period and an exit date, an impairment loss could be recognized and such loss could be material. During the year ended December 31, 2021, we determined that The Edge at Lafayette no longer fits our current investment objectives and strategy; therefore, we reduced our expected hold period. We further determined that this asset was impaired as the carrying value of the investment was not deemed recoverable. Therefore, we recognized an impairment charge totaling $1,822, which represents the difference between the sale price less estimated costs to sell and the carrying value of the property.
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

Recent Events and Outlook
COVID-19 Business Outlook
Since March 2020, the COVID-19 pandemic has impacted global financial markets, severely restricted international trade and travel, disrupted business operations (in part or in their entirety) and negatively impacted many investment asset classes including real estate. While the outlook improved in 2021, the ongoing outbreak and corollary response could still have a material adverse impact on our financial condition and results of operations and we will continue to monitor the situation. The severity of the impact brought on by these disruptions will be different across property types and markets but could have serious negative impacts on all real estate depending on the longer-term economic effects of COVID-19.
Rent Collections
Rent collections across our portfolio have continued to improve as most tenants have been able to reopen their businesses and return to normal payment patterns amidst the COVID-19 pandemic. Collections have been in the upper 90 percent range, and we have received very few new requests for rent relief over the last year. Our retail tenants continue to be a slight laggard in collection of outstanding receivables as compared to the other property sectors.
Property Valuations
Property valuations across our portfolio have stabilized, and we are seeing positive valuation increases across our residential, industrial and healthcare properties driven by good underlying property fundamentals and strong capital markets.
Credit Facility
On May 24, 2021, we entered into our Credit Facility providing for a $415,000 Revolving Credit Facility and a $235,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $800,000, subject to receipt of lender commitments and other conditions. On December 10, 2021, we entered into our Bridge Loan under the Credit Facility for an additional $100,000 to fund the investments made in late 2021. We are in compliance with our debt covenants as of December 31, 2021. We expect to maintain compliance with our debt covenants.
Liquidity
At December 31, 2021, we had in excess of $70,000 in total cash on hand and $115,000 of capacity under our Credit Facility. Looking at the remainder of 2021 and into 2022, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares and fund quarterly distributions.
Share Repurchase Plan
During the fourth quarter of 2021, we repurchased $23,827 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $123,680. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the first quarter of 2022 is $139,819.
Impairments
At December 31, 2021, we had an impairment at The Edge at Lafayette of $1,822 as a result of the property no longer fitting our current investment objectives and strategy; therefore, we reduced our expected hold period. The property was sold in January 2022.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio and our approximate 47% investment in the Single-Family Rental Portfolio using the fair value option. During the year ended December 31, 2021, we recorded an unrealized fair value loss of $4,021 related to our NYC Retail Portfolio investment and a $61,945 unrealized fair value gain related to our Single-Family Rental Portfolio investment. Our interest rate swaps resulted in an unrealized fair value gain of $3,920 as interest rates increased during the year. We utilize our interest rate swaps to fix interest rates on variable rate debt we plan to hold to maturity.

General Company and Market Commentary
On December 21, 2021, the SEC declared our Current Public Offering effective registering up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. The per share purchase price varies from day to day and, on each day, equals our NAV per share for each class of common stock, plus, for Class A and Class A-I shares, applicable selling commissions. The Dealer Manager is distributing shares of our common stock in our Current Public Offering. We intend to primarily use the net proceeds from the offering, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
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
Capital Raised and Use of Proceeds
As of December 31, 2021, we have raised gross proceeds of over $3,087,000 from our public and private offerings since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $4,499,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $647,000 and repurchase shares of our common stock for approximately $903,000.
Property Acquisitions
•23 industrial properties totaling 4,642,000 square feet,
•nine medical office properties totaling 427,000 square feet and
•eight residential properties totaling 1,508,000 square feet and an investment in a joint venture owning over 4,000 single-family rental houses.
Property Dispositions
•disposed of South Seattle Distribution Center.
Financing
•entered into 13 new mortgage notes totaling in excess of $431,000,
•assumed three mortgage notes totaling approximately $125,000 and
•repaid two mortgage notes totaling $62,800.
Leasing and Occupancy
We ended 2021 with our stabilized portfolio occupancy at 97%. We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property. During the year we signed new or renewal leases encompassing approximately 1,235,000 square feet of industrial, office and retail property space. Additionally, we had 58% of our expiring residential leases renew. Our portfolio-wide occupancy was 97% at the end of 2021.
During 2021, we raised approximately $545,000 of new capital and acquired over $1,700,000 of real estate investments. These properties are in keeping with the investment strategy we began in 2012 and provide solid cash flow and good dividend coverage. We will continue to acquire these types of properties in 2022 and beyond.

The 2021 property acquisitions and leasing activity were in line with our long-term strategic objectives of generating attractive income, preserving stockholder capital and realizing moderate appreciation of our NAV over time. Our gross dividends declared and paid in 2021 was $0.54 per share.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 42% as of December 31, 2021.

Net Asset Value
The NAV per share for our five classes of common stock was between $13.56 and $13.59 as of December 31, 2021. The increase of approximately $0.85 per share in NAV from September 30, 2021 is primarily related to an increase in the values of our properties and the accrual of property income. Additionally, we paid a distribution of $0.135 per share during the quarter ended December 31, 2021, less share class specific fees. For the year ended 2021, our Class A, Class M, Class A-I, and Class M-I common stock had total net returns of 21.15%, 21.67%, 21.66% and 21.99%, respectively, including cash distributions of $0.54 per share, less share class specific fees.
2022 Key Initiatives
Our initiatives for 2022 are to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchase stock under our share repurchase plan, and fund quarterly distributions. Likely acquisition candidates may include well-located, residential properties, industrial, healthcare and grocery-anchored retail properties. We will also attempt to further our geographic diversification. We will use debt financing to take advantage of the current favorable interest rate environment, while looking to keep the Company leverage ratio in the 30% to 50% range in the near term. We also intend to use our Revolving Credit Facility to allow us to efficiently manage our cash flows.
Subsequent Events
On January 6, 2022, we sold Norfleet Distribution Center, a 702,000 square foot industrial property located in Kansas City, Missouri for approximately $60,375 less closing costs. We recorded a gain on the sale of the property and extinguishment of debt in the amount of approximately $34,000.
On January 24, 2022, we sold The Edge at Lafayette, a 207,000 square foot student housing apartment property located in Lafayette, Louisiana for approximately $16,500 less closing costs.
On February 28, 2022, our board of directors approved a gross dividend for the first quarter of 2022 of $0.14 per share to stockholders and OP Unit holders of record as of March 24, 2022. The dividend will be paid on or around March 30, 2022. Class A, Class M, Class A-I, Class M-I, and Class D stockholders and Class M-I OP Unit holders will receive $0.14 per share or OP Unit, less applicable class-specific and unit-specific fees, if any.

Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing our properties. Our share of the net income, net loss or dividend income from our unconsolidated properties is included in equity in income of unconsolidated affiliates. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of our entire Company. We group our investments in real estate assets from continuing operations into five reportable operating segments based on the type of property: industrial, office, residential, retail and other. Operations from corporate level items and real estate assets sold are excluded from reportable segments.
Results of Operations for the Years ended December 31, 2021 and 2020:
Properties acquired or sold during any of the periods are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. Properties owned for the entire years ended December 31, 2021 and 2020 are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020	$ Change	% Change
Revenues:
Rental revenue
Industrial	$49,708	$46,453	$3,255	7.0%
Office	20,183	20,454	(271)	(1.3)
Residential	65,407	63,948	1,459	2.3
Retail	44,588	42,369	2,219	5.2
Other	379	294	85	28.9
Comparable properties total	$180,265	$173,518	$6,747	3.9%
Recent acquisitions and sold properties	47,675	13,123	34,552	263.3
Total rental revenue	$227,940	$186,641	$41,299	22.1%

Other revenue
Industrial	$136	$268	$(132)	(49.3)%
Office	936	861	75	8.7
Residential	3,431	3,474	(43)	(1.2)
Retail	491	526	(35)	(6.7)
Other	2,588	1,298	1,290	99.4
Comparable properties total	$7,582	$6,427	$1,155	18.0%
Recent acquisitions and sold properties	3,816	553	3,263	590.1
Total other revenue	$11,398	$6,980	$4,418	63.3%
Total revenues	$239,338	$193,621	$45,717	23.6%
Rental revenue at comparable properties increased by $6,747 for the year ended December 31, 2021 as compared to the same period in 2020. The increase of $3,255 within our industrial segment is primarily related to $1,619 of increased rent collections at Norfleet Distribution Center and $755 at Taunton Distribution Center due to higher occupancy. The increase of $2,219 within our retail segment was primarily related to an increase in collections from tenants that had experienced a decrease in operations from COVID-19 in 2020. The increase of $1,459 within the residential segment was primarily related to an overall increase in rental rates and occupancy within the segment during the year ended December 31, 2021 as compared to 2020.

Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $1,155 for the year ended December 31, 2021 as compared to the same period in 2020. The increase is primarily related to approximately $1,290 of higher parking revenue at our parking garage in Miami as a result of travel and shelter in place orders within the city of Miami during 2020.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses, by reportable segment, for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020	$ Change	% Change
Operating expenses:
Real estate taxes
Industrial	$8,129	$7,643	$486	6.4%
Office	2,400	2,602	(202)	(7.8)
Residential	11,738	11,476	262	2.3
Retail	5,558	5,832	(274)	(4.7)
Other	459	382	77	20.2
Comparable properties total	$28,284	$27,935	$349	1.2%
Recent acquisitions and sold properties	4,553	1,730	2,823	163.2
Total real estate taxes	$32,837	$29,665	$3,172	10.7%

Property operating expenses:
Industrial	$4,478	$3,962	$516	13.0%
Office	4,302	4,088	214	5.2
Residential	20,335	19,643	692	3.5
Retail	7,634	7,302	332	4.5
Other	755	714	41	5.7
Comparable properties total	$37,504	$35,709	$1,795	5.0%
Recent acquisitions and sold properties	6,491	2,290	4,201	183.4
Total property operating expenses	$43,995	$37,999	$5,996	15.8%
Total operating expenses	$76,832	$67,664	$9,168	13.5%
Real estate taxes at comparable properties increased by $349 for the year ended December 31, 2021 as compared to the same period in 2020. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. The increases within our residential and industrial segment were primarily related to increases in utilities and various repairs and maintenance projects during the year ending December 31, 2021 as compared to the same period in 2020 in addition to expenses related to increases in occupancy.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020	$ Change	% Change
Property general and administrative	$1,596	$4,318	$(2,722)	(63.0)%
Advisor fees	65,667	25,274	40,393	159.8
Company level expenses	4,841	2,936	1,905	64.9
Provision for impairment of real estate	1,822	—	1,822	100.0
Depreciation and amortization	94,051	75,603	18,448	24.4
Interest expense	48,230	40,668	7,562	18.6
(Income) loss from unconsolidated affiliates and fund investments	(67,333)	19,451	(86,784)	(446.2)
Investment income on marketable securities	(418)	—	(418)	100.0
Net realized gain upon sale of marketable securities	(247)	—	(247)	100.0
Net unrealized change in fair value of investment in marketable securities	(2,933)	—	(2,933)	100.0
(Gain) loss on disposition of property and extinguishment of debt, net	(33,422)	1,772	(35,194)	(1,986)
Total expenses	$111,854	$170,022	$(58,168)	(34.2)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased $2,722 for the year ending December 31, 2021 as compared to the same period in 2020 due to expenses incurred for unsuccessful acquisitions in 2020 and a partial recovery of a deposit for an unsuccessful acquisition received in 2021.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $40,393 for the year ended December 31, 2021 is primarily related to the accrual of a performance fee in the amount of $36,711 due to the increase in NAV during 2021 related to the increase in values of our properties.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $1,905 for the year ended December 31, 2021 as compared to the same period in 2020 primarily related to increases in professional service fees as well as the increase in size of our portfolio.
Provision for impairment of real estate relates to real estate investments where the estimated future undiscounted cash flows have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. We recorded a provision for impairment of $1,822 related to The Edge at Lafayette during the year ended December 31, 2021.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $18,448 in depreciation and amortization expense for the year ended December 31, 2021 as compared to the same period in 2020 is primarily related to additional expense from acquisitions partially offset by lower expenses from property dispositions.
Interest expense increased by $7,562 for the year ended December 31, 2021 as compared to the same period in 2020 as a result of increased borrowings on our Credit Facility and mortgage notes obtained in addition to increased interest expense of $9,319 on the financial obligations related to the DST Program which includes interest expense related to the properties deemed probable for repurchase. Offsetting the increases were unrealized gains on our interest rate swaps in the amount of $3,920 during the year ended December 31, 2021 compared to unrealized losses of $4,360 during the year ended December 31, 2020.
(Income) loss from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and the Single-Family Rental Portfolio. During the year ended December 31, 2021, we recorded a $61,945 increase in the fair value in the Single-Family Rental Portfolio and distributions of income totaling $4,145.

During the year ended December 31, 2021, we recorded a $4,021 increase in the fair value in the NYC Retail Portfolio as compared to a $15,869 decrease in the fair value and distributions of income totaling $4,145 during the same period of 2020.
Investment income on marketable securities relates to dividends earned on our portfolio of publicly traded REIT securities. We made our initial purchase of marketable securities during the year ended December 31, 2021.
Net realized gain upon the sale of marketable securities relates to sales of individual stocks within our portfolio of publicly traded REIT stocks. We made our initial purchase of marketable securities during the year ended December 31, 2021.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We made our initial purchase of marketable securities during the year ended December 31, 2021.
(Gain) loss on disposition of property and extinguishment of debt, net of $33,422 in the year ended December 31, 2021 relates to the gain on sale of South Seattle Distribution Center and the $1,772 loss in the year ended December 31, 2020 relates to the sale of 24823 Anza Drive and early payoff of the mortgage notes payable on Townlake of Coppell and The Penfield.
Results of Operations for the Years ended December 31, 2020 and 2019:
For discussion on our results of operations for the years ended December 31, 2020 and 2019 please see our Annual Report on Form 10-K filed with the SEC on March 12, 2021.
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
FFO does not give effect to real estate depreciation and amortization because these amounts are computed to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides stockholders with an additional view of our operating performance. We also use Adjusted FFO ("AFFO") as a supplemental measure of operating performance. We define AFFO as FFO adjusted for straight-line rental income, amortization of above- and below-market leases, amortization of net discount on assumed debt, gains or losses on the extinguishment or modification of debt, performance fees based on the investment returns on shares of our common stock, acquisition related costs and adjustments for DST program properties. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO and AFFO provide investors with an additional view of our operating performance.
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

The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Year ended December 31,
	2021	2020	2019	2018	2017
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$49,121	$(44,006)	$99,933	$25,567	$22,548
Real estate depreciation and amortization(1)	105,631	84,842	75,888	71,525	68,033
(Gain) loss on disposition of property and unrealized loss (gain) on investment in unconsolidated real estate affiliate(1)	(97,525)	14,344	(111,139)	(31,890)	(23,079)
Loss on transfer of property	—	—	—	—	1,642
Impairment of depreciable real estate(1)	1,774	1,502	—	—	—
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$59,001	$56,686	$64,682	$65,202	$69,144
Weighted average shares outstanding, basic and diluted	186,610,215	151,179,459	151,179,459	135,051,377	134,507,458
NAREIT FFO per share, basic and diluted	$0.32	$0.33	$0.43	$0.48	$0.51
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Year ended December 31,
	2021	2020	2019	2018	2017
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$59,001	$56,686	$64,682	$65,202	$69,144
Straight-line rental income(1)	(4,503)	(1,510)	(3,371)	(2,548)	(3,665)
Amortization of above- and below-market leases(1)	(3,231)	(2,410)	(2,886)	(3,360)	(3,494)
Amortization of net premium/(discount) on assumed debt(1)	(442)	(129)	91	(102)	(183)
(Gain) loss on derivative instruments and extinguishment or modification of debt(1)	(3,413)	7,857	6,298	(613)	(1,703)
Adjustment for investment accounted for under the fair value option(2)	3,276	1,291	712	3,593	2,211
Net unrealized change in fair value of investment in marketable securities (1)	(2,823)	—	—	—	—
Performance fees(1)	36,028	—	—	1,075	1,269
Acquisition expenses(1)	(582)	2,194	—	—	—
Adjustment for DST Program properties(3)	(5,017)	(1,145)	—	—	—
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc.	$78,294	$62,834	$65,526	$63,247	$63,579
Weighted average shares outstanding, basic and diluted	186,610,215	170,613,298	135,051,377	134,507,458	106,916,148
AFFO per share, basic and diluted	$0.42	$0.37	$0.49	$0.47	$0.59
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio and Single-Family Rental Portfolio.
(3)    Adjustments to reflect the AFFO attributable to the Company for DST Program properties including non-cash interest expense related to the FMV Option. Prior periods adjusted to conform to current period presentation.

Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K and our registration statement related to our Current Public Offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our Advisor have expertise with the type of real estate investments we seek; (4) borrowings should enable us to purchase assets and earn rental income more quickly; and (5) best practices corporate governance and high ethical standards help promote long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our credit facility
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other Company level expenses	•	Sales of beneficial interests in the DST Program
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our Share Repurchase Plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	$ Change
Net cash provided by operating activities	$87,349	$62,354	$24,995
Net cash used in investing activities	(1,488,573)	(204,456)	(1,284,117)
Net cash provided by financing activities	1,421,272	129,514	1,291,758

Net cash provided by operating activities increased by $24,995 for the year ending December 31, 2021, as compared to the same period in 2020. The increase in cash from operating activities is primarily from acquisitions made during 2020 and 2021 as well as the increase in operating distributions received from our unconsolidated joint ventures.
Net cash used in investing activities increased by $1,284,117 for the year ending December 31, 2021 as compared to the same period in 2020. The increase during the year ended December 31, 2021 as compared to 2020 was related to an increase in acquisitions of $1,050,556 and an increase in investments in unconsolidated joint ventures in the amount of $238,592, as well as net investments in marketable securities of $40,026. Offsetting these increased uses were larger proceeds from the sale of South Seattle Distribution Center during the year ended December 31, 2021 in the amount of $66,992 as compared to $5,372 during the year ended December 31, 2020 received from the sale of 24823 Anza Drive.
Net cash provided by financing activities increased by $1,291,758 for the year ending December 31, 2021 as compared to the same period in 2020. The increase is primarily related to an increase in net proceeds from mortgage note payables and other debt payable of $751,999 for the year ending December 31, 2021 as compared to the same period in 2020. The change also resulted from an increase in cash from net sales of common stock of $535,597 during the year ending December 31, 2021 as compared to the same period in 2020.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2021 and 2020:

	Consolidated Debt
	December 31, 2021		December 31, 2020
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,268,220	3.37%	$871,043	3.53%
Variable	551,400	1.71	—	—
Total	$1,819,620	2.86%	$871,043	3.53%
Covenants
At December 31, 2021, we were in compliance with all debt covenants.
Other Sources
On December 21, 2021, our Current Public Offering registration statement was declared effective with the SEC (Commission File No. 333-256823) to register up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each three-year offering period, subject to regulatory approval. We intend to use the net proceeds from the Current Public Offering, which are not used to pay the fees and other expenses attributable to our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) repay indebtedness incurred under various financing instruments and (3) fund repurchases under our share repurchase plan.
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
On October 16, 2019, we, through our operating partnership, initiated the DST Program to raise up to $500,000, which our board of directors increased to $1,000,000 on August 10, 2021, in private placements exempt from registration under the Securities Act, through the sale of beneficial interests to accredited investors in specific DSTs holding DST Properties, which may be sourced from our real properties or from third parties.

Commitments
From time to time, we have entered into contingent agreements for the acquisition and financing of properties. Such acquisitions and financings are subject to satisfactory completion of due diligence.
We are subject to fixed ground lease payments on South Beach Parking Garage of $112 per year until September 30, 2024 and will increase every five years thereafter by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
The operating agreement for Presley Uptown allows the unrelated third party joint venture partner, owning a 2.5% interest, to put its interest to us at a market determined value starting September 30, 2022 through September 30, 2024.
The operating agreement for 237 Via Vera Cruz, 13500 Danielson Street, 2840 Loker Avenue and 15890 Bernardo Center Drive allows the unrelated third party joint venture partner, owning a 5% interest, to put its interest to us at a market determined value starting July 31, 2024.
Off Balance Sheet Arrangements
At December 31, 2021, we had approximately $110 in an outstanding letter of credit, which is not reflected on our balance sheet. We have no other off balance sheet arrangements.
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
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2021, we had consolidated debt of $1,819,620. Including the $1,956 net discount on the assumption of debt and debt issuance costs, we have consolidated debt of $1,817,664 at December 31, 2021. We also entered into interest rate cap and swap agreements on $190,000 of the variable rate debt that cap the LIBOR rate at between 1.0% and 2.6% that mature between 2022 and 2023. A 0.25% movement in the interest rate on the $551,400 of variable-rate debt would have resulted in a $1,379 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2021, the fair value of our mortgage notes and other debt payable was estimated to be approximately $3,794 higher than the carrying value of $1,819,620. If treasury rates were 0.25% higher at December 31, 2021, the fair value of our consolidated debt would have been approximately $7,258 lower than the carrying value.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2021, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2022 Proxy Statement") relating to our 2022 annual meeting of stockholders (our “2022 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2022.
On February 28, 2022, our board of directors determined to hold the 2022 Annual Meeting on June 9, 2022.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2022 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(1)Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.
(2)Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2021” at page F-35 below.
(3)Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

3.3	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.6	Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015).

3.7	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.8	Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 16, 2019).

3.9	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company’s prospectus dated December 21, 2021).

4.2*	Description of the Company's securities.

10.1	Fourth Amended and Restated Advisory Agreement, dated October 16, 2019, among Jones Lang LaSalle Income Property Trust, Inc., JLLIPT Holdings LP and LaSalle Investment Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2019).

10.2	Amended and Restated Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. JLLIPT Holdings LP and LaSalle Investment Management Distributors, LLC, dated as of March 9, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021).

10.3*	Amended and Restated Jones Lang LaSalle Income Property Trust, Inc. 2012 Incentive Plan.

10.4	Fifth Amended and Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2020).

10.5	License Agreement by and between Jones Lang LaSalle Income Property Trust, Inc. and Jones Lang LaSalle IP, Inc. dated as of November 14, 2011 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11, Commission File No. 333-177963, filed with the SEC on November 14, 2011).

10.6	Subscription Agreement by and among Jones Lang LaSalle Income Property Trust, Inc. and LIC II Solstice Holdings, LLC, dated as of August 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2012).

10.7	Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of March 3, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2015).

10.8	Contribution and Assignment Agreement between Jones Lang LaSalle Income Property Trust, Inc. and JLLIPT Holdings LP (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2018).

Exhibit Number	Description
10.9	Purchase and Sale Agreement for 111 Sutter Street, dated December 17, 2018, between CEP Investors XII, LLC and Paramount Group Acquisition and Development LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2019).

10.10*	Dealer Manager Agreement, dated August 25, 2021, among JLL Exchange TRS, LLC, LaSalle Investment Management Distributors, LLC, JLLIPT Holdings LP and Jones Lang LaSalle Income Property Trust, Inc.

10.11	Form of First Amended and Restated Trust Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.12	Form of Master Lease (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.13	Fourth Amended and Restated Limited Partnership Agreement of JLLIPT Holdings LP (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2021).

10.14	Purchase and Sale Agreement for Single-Family Rental Portfolio, dated August 5, 2021 between LIPT SFR Portfolio, LLC and GVI RH JV HoldCo, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

10.15	Sixth Amended and Restated Independent Director's Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-11 filed with the SEC on December 21, 2021).

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included in signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	RH Joint Ventures, LLC and Subsidiaries Consolidated Financial Statements as of and for the years ended December 31, 2021 and 2020.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

104*	Cover Page Intereactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*     Filed herewith.

Item 16.	Form 10-K Summary.
The Company has elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Jones Lang LaSalle Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 11, 2022		C. Allan Swaringen President, Chief Executive Officer

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

Signature	Title	Date

/S/ LYNN C. THURBER	Chairman of the Board of Directors, Director	March 11, 2022

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer (Principal Executive Officer)	March 11, 2022

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2022

/S/ VIRGINIA G. BREEN	Director	March 11, 2022

/S/ JONATHAN B. BULKELEY	Director	March 11, 2022

/S/ R. MARTEL DAY	Director	March 11, 2022

/S/ JACQUES N. GORDON	Director	March 11, 2022

/S/ KRISTY F. HEUBERGER	Director	March 11, 2022

/S/ ROBIN M. ZEIGLER	Director	March 11, 2022

/S/ WILLIAM E. SULLIVAN	Director	March 11, 2022

Jones Lang LaSalle Income Property Trust, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jones Lang LaSalle Income Property Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Income Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Relative fair value of certain asset acquisitions
As discussed in Note 3 to the consolidated financial statements, the Company acquired $1,444,176 thousand of real estate properties accounted for as asset acquisitions during the year ended December 31, 2021. In asset acquisitions, the Company uses estimates of future cash flows and other valuation techniques to allocate the fair value of the property among land, building and equipment, and other identifiable asset and liability intangibles on a relative basis.
We identified the assessment of the relative fair value of land and in-place lease intangibles in certain asset acquisitions as a critical audit matter. A higher degree of subjectivity and auditor judgment was required to evaluate the fair value amounts used in the relative allocation of the purchase price to these assets. Specifically, the measurement of the relative fair values of land and in-place lease intangibles is dependent upon key assumptions that have a higher degree of sensitivity within the Company’s asset acquisition accounting model. Such key assumptions include comparable market land values and market rents.

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
Expected hold period of net property and equipment
As discussed in Note 2 to the consolidated financial statements, the Company evaluates the recoverability of net property and equipment whenever events or changes in circumstances, including changes in the expected hold period, indicate that the carrying amount of net property and equipment may exceed fair value. As of December 31, 2021, the Company had net property and equipment of $3,349,561 thousand.
We identified the assessment of the expected hold period for net property and equipment as a critical audit matter. A high degree of auditor judgment was required to evaluate the reasonableness of management’s assessment of the hold period. Changes in the expected hold period could have a material impact on the results of management’s recoverability assessment and indicate a potential impairment.
The following are the primary procedures we performed to address this critical audit matter. We compared the Company’s historical hold period for similar net property and equipment to the hold period assumed in the Company’s analyses used to evaluate whether a change in circumstance has occurred. We inquired of management and inspected documents such as meeting minutes of the Board of Directors and forecasts developed at the portfolio management team's strategic planning meetings to evaluate the likelihood that a property would be sold before the end of its previously identified hold period. We read external communications with investors in order to identify information regarding potential sales of the Company’s properties, or other indicators of a potential reduction in an investment property’s hold period.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Chicago, Illinois
March 11, 2022

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2021	2020
ASSETS
Investments in real estate:
Land (including from VIEs of $59,006 and $22,605, respectively)	$598,564	$428,313
Buildings and equipment (including from VIEs of $206,016 and $142,946, respectively)	3,010,359	1,892,023
Less accumulated depreciation (including from VIEs of $(26,955) and $(23,083), respectively)	(259,362)	(219,833)
Net property and equipment	3,349,561	2,100,503
Investments in unconsolidated real estate affiliates	217,044	187,890
Real estate fund investments	352,905	79,192
Investments in real estate and other assets held for sale	39,326	34,148
Net investments in real estate	3,958,836	2,401,733
Investment in marketable securities	43,206	—
Cash and cash equivalents (including from VIEs of $6,740 and $3,159, respectively)	70,273	84,805
Restricted cash (including from VIEs of $859 and $800, respectively)	51,203	16,629
Tenant accounts receivable, net (including from VIEs of $1,850 and $2,679, respectively)	9,066	8,680
Deferred expenses, net (including from VIEs of $533 and $516, respectively)	14,511	10,982
Acquired intangible assets, net (including from VIEs of $12,500 and $2,638, respectively)	216,227	105,206
Deferred rent receivable, net (including from VIEs of $1,135 and $1,087, respectively)	25,634	21,274
Prepaid expenses and other assets (including from VIEs of $284 and $164, respectively)	13,290	9,290
TOTAL ASSETS	$4,402,246	$2,658,599
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $147,076 and $82,033, respectively)	$1,817,664	$868,102
Liabilities held for sale	271	18,242
Accounts payable and other accrued expenses (including from VIEs of $2,477 and $1,335, respectively)	70,551	36,137
Financing obligation	448,319	155,882
Accrued offering costs	137,776	106,908
Accrued interest (including from VIEs of $368 and $296, respectively)	3,321	2,153
Accrued real estate taxes (including from VIEs of $541 and $738, respectively)	9,497	6,640
Advisor fees payable	39,709	2,122
Acquired intangible liabilities, net	31,022	14,990
TOTAL LIABILITIES	2,558,130	1,211,176
Commitments and contingencies	—	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized 100,038,362 and 89,671,096 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,000	897
Class M common stock: $0.01 par value; 200,000,000 shares authorized 36,458,191 and 35,612,156 shares issued and outstanding at December 31, 2021 and 2020, respectively	365	356
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized 9,356,309 and 9,616,299 shares issued and outstanding at December 31, 2021 and 2020 respectively	94	96
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized 52,676,693 and 33,247,001 shares issued and outstanding at December 31, 2021 and 2020, respectively	527	332
Class D common stock: $0.01 par value; 200,000,000 shares authorized 7,513,281 and 4,957,915 shares issued and outstanding at December 31, 2021 and 2020, respectively	75	50
Additional paid-in capital (net of offering costs of $264,066 and $216,405 as of December 31, 2021 and 2020, respectively)	2,284,839	1,922,136
Distributions to stockholders	(573,963)	(481,760)
Retained earnings (Accumulated deficit)	34,398	(14,723)
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,747,335	1,427,384
Noncontrolling interests	96,781	20,039
Total equity	1,844,116	1,447,423
TOTAL LIABILITIES AND EQUITY	$4,402,246	$2,658,599
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except per share amounts

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues:
Rental revenue	$227,940	$186,641	$167,170
Other revenue	11,398	6,980	7,109
Total revenues	239,338	193,621	174,279
Operating expenses:
Real estate taxes	32,837	29,665	25,012
Property operating	43,995	37,999	31,783
Property general and administrative	1,596	4,318	1,659
Advisor fees	65,667	25,274	23,026
Company level expenses	4,841	2,936	3,201
Provision for impairment of real estate	1,822	—	—
Depreciation and amortization	94,051	75,603	67,348
Total operating expenses	244,809	175,795	152,029
Other (expenses) and income:
Interest expense	(48,230)	(40,668)	(36,185)
Income (loss) from unconsolidated real estate affiliates and fund investment	67,333	(19,451)	7,066
Investment income on marketable securities	418	—	—
Net realized gain upon sale of marketable securities	247	—	—
Net unrealized change in fair value of investment in marketable securities	2,933	—	—
Gain (loss) on disposition of property and extinguishment of debt, net	33,422	(1,772)	106,871
Total other (expenses) and income	56,123	(61,891)	77,752
Net income (loss)	50,652	(44,065)	100,002
Net (income) loss attributable to the noncontrolling interests	(1,531)	59	(69)
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc.	$49,121	$(44,006)	$99,933
Net income (loss) attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	$0.28	$(0.26)	$0.66
Class M	0.27	(0.26)	0.66
Class A-I	0.28	(0.26)	0.66
Class M-I	0.24	(0.26)	0.66
Class D	0.26	(0.26)	0.66
Weighted average common stock outstanding-basic and diluted	186,610,215	170,613,298	151,179,459
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock		Additional Paid-in Capital	Distributions to Stockholders	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2018	138,148,451	$1,382	$1,568,474	$(318,780)	$(70,650)	$6,866	$1,187,292
Issuance of common stock	37,588,047	377	460,456	—	—	—	460,833
Repurchase of shares	(10,000,352)	(101)	(121,721)	—	—	—	(121,822)
Offering costs	—	—	(42,056)	—	—	—	(42,056)
Stock based compensation	11,298	—	138	—	—	—	138
Net income	—	—	—	—	99,933	69	100,002
Cash distributed to noncontrolling interests	—	—	(4,557)	—	—	(2,559)	(7,116)
Distributions declared ($0.58) per share	—	—	—	(80,159)	—	—	(80,159)
Balance, December 31, 2019	165,745,572	$1,658	$1,860,734	$(398,939)	$29,283	$6,021	$1,498,757
Issuance of common stock	28,718,218	287	345,625	—	—	—	345,912
Repurchase of shares	(21,372,888)	(214)	(255,141)	—	—	—	(255,355)
Conversion of shares	(2,435)	—	—	—	—	—	—
Offering costs	—	—	(29,274)	—	—	—	(29,274)
Stock based compensation	16,000	—	192	—	—	—	192
Net income	—	—	—	—	(44,006)	(59)	(44,065)
Issuance of OP units	—	—	—	—	—	14,252	14,252
Cash contributed from noncontrolling interests	—	—	—	—	—	3	3
Cash distributed to noncontrolling interests	—	—	—	—	—	(178)	(178)
Distributions declared ($0.54) per share	—	—	—	(82,821)	—	—	(82,821)
Balance, December 31, 2020	173,104,467	$1,731	$1,922,136	$(481,760)	$(14,723)	$20,039	$1,447,423
Issuance of common stock	44,071,596	441	545,261	—	—	—	545,702
Repurchase of shares	(11,151,942)	(111)	(135,135)	—	—	—	(135,246)
Conversion of shares	(1,285)	—	—	—	—	—	—
Offering costs	—	—	(47,661)	—	—	—	(47,661)
Stock based compensation	20,000	—	238	—	—	—	238
Net income	—	—	—	—	49,121	1,531	50,652
Issuance of OP units	—	—	—	—	—	74,673	74,673
Cash contributed from noncontrolling interests	—	—	—	—	—	4,350	4,350
Cash distributed to noncontrolling interests	—	—	—	—	—	(3,812)	(3,812)
Distributions declared ($0.54) per share	—	—	—	(92,203)	—	—	(92,203)
Balance, December 31, 2021	206,042,836	$2,061	$2,284,839	$(573,963)	$34,398	$96,781	$1,844,116
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,652	$(44,065)	$100,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,045	75,073	66,860
Gain on disposition of property and extinguishment of debt, net	(33,422)	1,772	(106,871)
Net realized gain upon sale of marketable securities	(247)	—	—
Net unrealized gain in fair value of marketable securities	(2,933)	—	—
Straight line rent	(3,975)	(1,324)	(3,444)
Provision for impairment of real estate	1,822	—	—
(Income) loss from unconsolidated real estate affiliates and fund investments	(67,333)	19,451	(7,066)
Distributions received from unconsolidated affiliates and fund investments	11,860	4,043	10,637
Net changes in assets, liabilities and other	37,880	7,404	2,584
Net cash provided by operating activities	87,349	62,354	62,702
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(1,238,381)	(187,825)	(373,355)
Proceeds from sales of real estate investments and fixed assets	66,992	5,372	216,010
Capital improvements and lease commissions	(28,764)	(13,201)	(19,718)
Investment in unconsolidated real estate affiliates and fund investments	(247,394)	(8,802)	(3,779)
Deposits for investments under contract	(1,000)	—	(2,250)
Investment in marketable securities	(45,373)	—	—
Proceeds from sale of marketable securities	5,347	—	—
Distributions received from unconsolidated affiliates and fund investments	—	—	3,248
Net cash used in investing activities	(1,488,573)	(204,456)	(179,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	809,571	394,082	437,592
Offering costs	(16,792)	(17,592)	(19,299)
Repurchase of shares	(135,246)	(255,354)	(121,822)
Distributions to stockholders	(33,070)	(35,719)	(25,802)
Distributions paid to noncontrolling interests	(3,812)	(178)	(7,116)
Contributions received from noncontrolling interests	4,350	3	1,645
Deposits for loan commitments	(937)	—	(379)
Draws on credit facility	675,000	200,000	57,000
Payment on credit facility	(140,000)	(200,000)	(147,000)
Proceeds from mortgage notes and other debt payable	356,390	135,130	101,000
Principal payments on mortgage notes and other debt payable	(86,402)	(89,349)	(88,515)
Payment on early extinguishment of debt	—	(1,457)	(207)
Debt issuance costs	(7,780)	(52)	(1,202)
Net cash provided by financing activities	1,421,272	129,514	185,895
Net increase (decrease) in cash, cash equivalents and restricted cash	20,048	(12,588)	68,753
Cash, cash equivalents and restricted cash at the beginning of the year	101,434	114,022	45,269
Cash, cash equivalents and restricted cash at the end of the year	$121,482	$101,434	$114,022
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to Consolidated Statements of Cash Flows
Cash and cash equivalents	70,273	84,805	77,056
Restricted cash	51,203	16,629	36,966
Restricted cash included in assets held for sale	6	—	—
Cash, cash equivalents and restricted cash at the end of the period	$121,482	$101,434	$114,022
Supplemental disclosure of cash flow information:
Interest paid	$37,184	$35,966	$29,343
Non-cash activities:
Write-offs of receivables	$198	$74	$26
Write-offs of retired assets and liabilities	10,257	12,599	16,515
Change in liability for capital expenditures	(2,109)	(412)	(146)
Net liabilities transferred at sale of real estate investments	230	63	2,100
Net liabilities assumed at acquisition	2,945	520	285
Change in issuance of common stock receivable and redemption of common stock payable	(731)	176	(647)
Change in accrued offering costs	30,869	11,682	22,757
Assumption of mortgage notes payable	(125,716)	—	(41,546)
Investments in net investments in real estate in exchange for common stock and OP Units	74,673	29,086	—
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of industrial, office, residential, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2021, we owned interests in a total of 120 properties and over 4,000 single-family rental houses located in 27 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of December 31, 2021, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $88,925, and owned directly or indirectly 96.6% of the OP Units of our operating partnership. The remaining 3.4% of the OP Units are held by third parties.
From our inception to December 31, 2021, we have received approximately $3,565,671 in gross offering proceeds from various public and private offerings of shares of our common stock as well as issuance of OP Units. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC").
On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of December 31, 2021, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $22,553. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering (the "Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2021, we have raised aggregate gross proceeds of $98,188 in the Private Offering. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors increased to $1,000,000 on August 10, 2021, in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2021, we have raised $473,723 of aggregate gross proceeds from our DST program.
As of December 31, 2021, 100,038,362 shares of Class A common stock, 36,458,191 shares of Class M common stock, 9,356,309 shares of Class A-I common stock, 52,676,693 shares of Class M-I common stock, and 7,513,281 shares of Class D common stock were outstanding and held by a total of 20,039 stockholders.
LaSalle acts as our advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). The term of our Advisory Agreement expires June 5, 2022, subject to an unlimited number of successive one-year renewals. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of, and compensated by, our Advisor. We have no employees.

LaSalle is a wholly-owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2021, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of approximately $35,700.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of December 31, 2021, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, Presley Uptown, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, and 15890 Bernardo Center Drive due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2021, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. If our strategy changes or if market conditions otherwise dictate a change in the holding period and an exit date, an impairment loss could be recognized and such loss could be material. When we have committed to a plan to sell a property that is available for immediate sale, have the necessary approvals and marketing in place, and believe that the sale of the property is probable the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. We recorded $1,822 in impairment charges related to the The Edge at Lafayette for the year ended December 31, 2021. We recorded no impairment charges in 2020 or 2019.

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
Rental Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $3,155, $951 and $3,351 for the years ended December 31, 2021, 2020 and 2019, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2021, 2020 and 2019, are $2,714, $1,859 and $2,107, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.
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

The COVID-19 pandemic has had a negative impact on many of our tenant’s businesses and the collectibility of certain tenants rent receivable balances remain uncertain. We have taken into account current tenant conditions, which include consideration of COVID-19 in our estimation of its uncollectible accounts and deferred rents receivable at December 31, 2021. We are closely monitoring the collectibility of such rents and will adjust future estimations as further information becomes known. During the years ended December 31, 2021 and 2020, we recorded a reduction in minimum base rent and recovery revenue of $741, and $3,887, respectively. During the year ended December 31, 2021, we recorded an increase in straight line revenue of $102 as a result of collections from certain tenants. During the year ended December 31, 2020, we recorded a decrease in straight line revenue of $2,019 due to the concern of collectibility. During the years ended December 31, 2021 and 2020, we deferred $929 and $1,919, respectively, and we abated $537 and $1,142 of rental revenue, respectively.
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
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At December 31, 2021, our restricted cash balance on our Consolidated Balance Sheet was primarily related to loan escrow amounts and subscriptions received in advance.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2021 and 2020 was $8,436 and $6,495, respectively.
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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2021 and 2020, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the weighted average lease term of the respective leases, which generally range from one to 10 years.
Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $102,842 and $82,699 at December 31, 2021 and 2020, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $15,481 and $12,724 at December 31, 2021 and 2020, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities, including those classified as held for sale, as of December 31, 2021 is as follows:

	Acquired in-place leases	Acquired above-market leases	Below-market ground lease	Acquired below-market leases
2022	$43,720	$1,790	$401	$(4,991)
2023	34,161	1,581	401	(4,497)
2024	27,358	1,353	401	(4,020)
2025	20,202	1,194	401	(3,566)
2026	16,269	1,174	15	(2,713)
Thereafter	59,150	6,424	232	(11,235)
	$200,860	$13,516	$1,851	$(31,022)
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
We evaluate uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon our current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where we are required to file income tax returns requiring recognition in the consolidated financial statements at December 31, 2021, 2020, and 2019. We are not subject to federal income tax examinations for tax years prior to 2018.

Business Segments
Consistent with how we review and manage our properties, we align our internal operations along the five primary property types we are targeting for investments resulting in five operating segments: industrial, office, residential, retail and other properties.
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
Our investments in marketable securities are valued using Level 1 inputs as the securities are publicly traded on major stock exchanges.
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the year ended December 31, 2021 and 2020, we recorded an unrealized increase and decrease in fair value classified within the Level 3 category of $65,966 and $15,869, respectively, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-family Rental Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable, including amounts included as held for sale, using level two inputs was approximately $3,794 and $30,923 higher than the aggregate carrying amounts at December 31, 2021 and 2020, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.
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
 As of December 31, 2021, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$190,000

The fair value of our interest rate caps and swaps represent liabilities of $2,580 and $6,500 at December 31, 2021 and 2020, respectively.

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
Recent Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board issued Accounting Standard Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848), which provides guidance containing practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We will continue to evaluate the impact of the guidance and expect to adopt it over time as debt markets transition from LIBOR to alternative rates such as the Secured Overnight Funding Rate ("SOFR").
NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the industrial, office, residential, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
2021 Acquisitions
On January 21, 2021, we acquired Louisville Distribution Center, a 1,040,000 square foot industrial property located in Shepherdsville, Kentucky for approximately $95,000. The acquisition was funded with cash on hand.
On February 2, 2021, we acquired 170 Park Avenue, a 147,000 square foot life sciences office property located in Florham Park, New Jersey for approximately $46,600. The acquisition was funded with cash on hand.
On February 23, 2021, we acquired Southeast Phoenix Distribution Center, a four property industrial distribution center totaling 474,000 square feet located in Chandler, Arizona for approximately $91,000. The acquisition was funded with cash on hand.
On May 3, 2021, we acquired Princeton North Andover, a newly constructed, 192-unit residential property located in North Andover, Massachusetts for approximately $72,500. The acquisition was funded with cash on hand.
On June 24, 2021, we acquired Louisville Airport Distribution Center, a nearly 284,000 square foot, newly constructed Class A industrial property located in the Southside/Airport industrial submarket of Louisville, Kentucky for approximately $32,100. The acquisition was funded with cash on hand.
On July 2, 2021, we acquired a 95% interest in two industrial buildings, 237 Via Vera Cruz and 13500 Danielson Street, totaling 153,000 square feet located in San Marcos and Poway, California, respectively, for approximately $36,640. The acquisitions were funded with cash on hand.
On July 9, 2021, we acquired a 95% interest in 4211 Starboard Drive, a 130,000 square foot industrial property located in Fremont, California for approximately $32,000 using cash on hand.
On August 23, 2021, we acquired The Preserve at the Meadows, a 220-unit garden-style residential property in Fort Collins, Colorado for approximately $61,000. The acquisition was funded with cash on hand.
On August 31, 2021, we acquired The Rockwell, a 204-unit residential property in Berlin, Massachusetts for approximately $84,000. The acquisition was funded with cash on hand.
On September 15, 2021, we acquired 9101 Stony Point Drive, an 87,000 square foot, medical office building in Richmond, Virginia for approximately $52,000. The acquisition was funded with cash on hand.
On September 28, 2021, we acquired 5 National Way and 47 National Way, a two-building life sciences industrial center totaling 375,000 square feet, located in Durham, North Carolina for approximately $66,750. The acquisitions were funded with cash on hand.

On September 29, 2021, we acquired Miramont Apartments, a 210-unit residential property located in Fort Collins, Colorado for approximately $57,400. The acquisition was funded with cash on hand and a draw on our line of credit.
On September 29, 2021, we acquired Pinecone Apartments, a 195-unit residential property located in Fort Collins, Colorado for approximately $51,600. The acquisition was funded with cash on hand and a draw on our line of credit.
On October 7, 2021, we acquired North Tampa Surgery Center, a 13,000 square foot medical office property located in Odessa, Florida for approximately $8,500. The acquisition was funded with cash on hand.
On October 20, 2021, we acquired Friendship Distribution Center, a 649,000 square foot industrial property located in Buford, Georgia for approximately $95,000. The acquisition was funded with cash on hand.
On October 28, 2021 we acquired South San Diego Distribution Center, a 665,000 square foot industrial property located in San Diego, California for approximately $158,500. We assumed a $72,500 mortgage note payable that bears an interest rate of 3.18% and matures on January 31, 2031. The acquisition was funded as an UPREIT transaction in which we issued OP Units and funded with cash on hand.
On November 16, 2021, we acquired two industrial buildings, 1755 Britannia Drive and 2451 Bath Road, totaling 407,000 square feet located in Elgin, Illinois for approximately $47,100. The acquisitions were funded with cash on hand and a draw on our line of credit.
On November 17, 2021, we acquired 687 Conestoga Parkway, a 327,000 square foot industrial property located in Shepherdsville, Kentucky for approximately $39,500. The acquisition was funded with cash on hand and a draw on our line of credit.
On November 30, 2021, we acquired a 95% interest in two industrial properties, 2840 Loker Avenue and 15890 Bernardo Center Drive, totaling 152,000 square feet located in Carlsbad and San Diego, California, respectively, for approximately $41,100. The acquisitions were funded with cash on hand and a draw on our line of credit.
On December 17, 2021, we acquired The Reserve at Venice, a 276-unit residential property in North Venice, Florida for approximately $93,000. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 21, 2021, we acquired Woodside Trumbull, a 199-unit residential property in Trumbull, Connecticut for approximately $98,000. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 23, 2021, we acquired Durham Medical Office, a 60,000 square feet medical office property located in Durham, North Carolina for approximately $37,125. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 23, 2021, we acquired 1203 SW 7 Highway, a 10,000 square foot, medical office property in Blue Springs, Missouri for approximately $3,400. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 23, 2021, we acquired 8600 NE 82nd Street, a 11,000 square foot, medical office property in Kansas City, Missouri for approximately $5,500. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 28, 2021, we acquired South Reno Medical Center, a 32,000 square foot, medical office property in Reno, Nevada for approximately $14,025. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 28, 2021, we acquired Roeland Park Medical Office, a 30,000 square foot, medical office property in Roeland Park, Kansas for approximately $13,300. The acquisition was funded with cash on hand and a draw on our line of credit.
On December 30, 2021, we acquired Sugar Land Medical Office, a 37,000 square foot, medical office property in Sugar Land, Texas for approximately $18,350. The acquisition was funded with cash on hand and a draw on our line of credit.

We allocated the purchase price for our 2021 asset acquisitions in accordance with authoritative guidance as follows:

2021 Acquisitions
Land	$173,962
Building and equipment	1,145,365
In-place lease intangible (acquired intangible assets)	135,278
Above-market lease intangible (acquired intangible assets)	9,568
Below-market lease intangible (acquired intangible liabilities)	(19,997)
$1,444,176
Amortization period for intangible assets and liabilities	5 months - 19 years
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
We allocated the purchase price for our 2020 asset acquisitions in accordance with authoritative guidance as follows:

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
On May 13, 2019, we acquired Stonemeadow Farms, a 280-unit residential property located in Bothell, Washington, for approximately $81,800. The acquisition was funded with cash on hand.
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
On July 31, 2019, we acquired Summit at San Marcos, a 273-unit residential property located in Chandler, Arizona, for approximately $71,750. The acquisition was funded with a draw on the credit facility and cash on hand.
On August 23, 2019, we acquired Taunton Distribution Center, a 200,000 square foot industrial distribution center located in Taunton, Massachusetts, for approximately $25,700. The acquisition was funded with cash on hand.

On September 30, 2019, we acquired a 97.5% interest in Presley Uptown, a 230-unit residential property in the Uptown submarket of Charlotte, North Carolina. The joint venture acquired the property for approximately $55,250. The acquisition was funded with a draw on the credit facility and cash on hand.
On December 6, 2019, we acquired Chandler Distribution Center, a 211,000 square foot industrial distribution center located in Chandler, Arizona for $31,000. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2019 asset acquisitions in accordance with authoritative guidance as follows:

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
Impairment of Investment in Real Estate
During the year ended December 31, 2021, in accordance with authoritative guidance for impairment of long-lived assets, we determined that The Edge at Lafayette no longer fits our current investment objectives and strategy and reduced our expected hold period. We further determined that this asset was impaired as the carrying value of the investment was not deemed recoverable. Therefore, we recognized an impairment charge totaling $1,822, which represents the difference between the sale price less estimated costs to sell and the carrying value of the property.
2021 Disposition
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
Held for Sale
On December 15, 2021, Norfleet Distribution Center was classified as held for sale and was sold on January 6, 2022. On December 23, 2021, The Edge at Lafayette was classified as held for sale and was sold on January 24, 2022. As of December 31, 2021, our investment in real estate and other assets and liabilities held for sale was comprised of:

December 31, 2021
Land	$3,530
Building and equipment, net	35,349
Other assets, net	447
Total assets	$39,326

Mortgage notes and other debt payable, net	$—
Other liabilities	271
Total liabilities	$271
On November 11, 2020, South Seattle Distribution Center was classified as held for sale and was sold on January 8, 2021. As of December 31, 2021, our investment in real estate and other assets and liabilities held for sale was comprised of:

December 31, 2020
Land	$16,652
Building and equipment, net	16,237
Other assets, net	1,616
Total assets	$34,505

Mortgage notes and other debt payable, net	$17,811
Other liabilities	430
Total liabilities	$18,241

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The residential sector includes residential properties and single-family rental homes.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates as of December 31, 2021 and December 31, 2020.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	December 31, 2021	December 31, 2020
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$13,992	$14,000
Pioneer Tower	Office	Portland, OR	June 28, 2016	103,529	108,715
The Tremont	Residential	Burlington, MA	July 19, 2018	21,345	21,430
The Huntington	Residential	Burlington, MA	July 19, 2018	10,773	11,549
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,685	32,196
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	36,720	—
Total				$217,044	$187,890

Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2021	December 31, 2020
Net investments in real estate	$408,233	$296,930
Acquired intangible assets, net	10,139	12,653
Other assets	8,433	6,803
Total assets	$426,805	$316,386

Mortgage notes and other debt payable	$182,318	$110,104
Acquired intangible liabilities, net	3,933	2,821
Other liabilities	2,266	3,200
Total liabilities	188,517	116,125
Members’ equity	238,288	200,261
Total liabilities and members' equity	$426,805	$316,386
Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2021	December 31, 2020
Members’ equity	$238,288	$200,261
Less: other members' equity	(19,858)	(10,969)
Basis differential	(1,386)	(1,402)
Investments in unconsolidated real estate affiliates	$217,044	$187,890
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Total revenues	$24,862	$18,978	$21,057
Total operating expenses	22,868	17,792	17,014
Operating income	$1,994	$1,186	$4,043
Total other expenses	4,586	2,894	2,860
Net (loss) income	$(2,592)	$(1,708)	$1,183
Company Equity in Income of Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net (loss) income of unconsolidated real estate affiliates	$(2,592)	$(1,708)	$1,183
Other members’ share of net (income) loss	(186)	(368)	(351)
Company equity in (loss) income of unconsolidated real estate affiliates	$(2,778)	$(2,076)	$832

Real Estate Fund Investments
At acquisition we may make the election to account for our interest in investments under the fair value option. This fair value election may be made when the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We do not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (2) consideration of market demand for the assets held by the venture, and (3) contemplation of real estate and capital markets conditions in the localities in which the venture operates. Our investments accounted for under the fair value option are presented on our Consolidated Balance Sheets within real estate fund investments. Changes in the fair value of our investments as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments.
NYC Retail Portfolio
On December 8, 2015, a wholly-owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P, which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion is approximately $85,600 including closing costs. As of December 31, 2021, the NYC Retail Portfolio owned eight retail properties totaling approximately 1,940,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey. We have no unfunded commitments.
As of December 31, 2021 and December 31, 2020, the carrying amount of our investment in the NYC Retail Portfolio was $84,874 and $79,192, respectively. During the year ended December 31, 2021, we recorded increases in fair value of our investment in the NYC Retail Portfolio of $4,021 and received no cash distributions. During the year ended December 31, 2021, we made a $1,661 capital contribution to and received no distributions from Madison NYC Core Retail Partners, L.P. During the year ended December 31, 2020, we recorded decreases in fair value of our investment in the NYC Retail Portfolio of $15,869 and received no cash distributions. During the year ended December 31, 2020, we made a $1,661 capital contribution to Madison NYC Core Retail Partners, L.P. On March 4, 2020, a retail property in the NYC Retail Portfolio with a square footage of 74,000 was sold and the mortgage loan was extinguished.
Single-Family Rental Portfolio
On August 5, 2021, we acquired an approximate 47% interest in a portfolio of approximately 4,000 stabilized single-family rental homes located in various markets across the United States, including Atlanta, Dallas, Phoenix, Nashville and Charlotte, among others (the "Single-Family Rental Portfolio"). The portfolio is encumbered by securitized mortgages in a net amount of approximately $760,000 maturing in the fourth quarter of 2025 at a weighted average interest rate of 2.1%. The equity purchase price for our approximate 47% interest was approximately $205,000. We funded the transaction using cash on hand and a draw on our Revolving Credit Facility.
As of December 31, 2021, the carrying amount of our investment in the Single-Family Rental Portfolio was $268,031. During the year ended December 31, 2021, we recorded an increase in the fair value of our investment in the Single-Family Rental Portfolio of $61,945. During the year ended December 31, 2021, we received distributions of income totaling $4,145. The cash distributions of income increased income from unconsolidated real estate affiliates and fund investments. During the year ended December 31, 2021, we made a working capital funding of $909 to GVI RH JV Investor LLC and paid $343 in closing costs.

Summarized Combined Balance Sheets—NYC Retail Portfolio Investment and Single-Family Rental Portfolio—Fair Value Option Investment (Unaudited)

	December 31, 2021	December 31, 2020
Investment in real estate venture	$1,666,923	$290,830
Cash	19,650	3,158
Other assets	55,562	202
Total assets	$1,742,135	$294,190

Total liabilities	$823,503	$7,405
Partners' capital	918,632	286,785
Total liabilities and partners' capital	$1,742,135	$294,190
Summarized Statement of Operations—NYC Retail Portfolio Investment and Single-Family Rental Portfolio—Fair Value Option Investment (Unaudited)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Total revenue	$31,945	$2,261	$6,001

Net investment income (loss)	$4,025	$(28)	$4,128
Net change in unrealized gain (loss) on investment in real estate venture	162,207	(57,323)	15,292
Net income (loss)	$166,232	$(57,351)	$19,420

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2031 and consist of the following:

Property	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2021	December 31, 2020
140 Park Avenue (1)	March 1, 2021	Fixed	3.00%	$—	$22,800
Monument IV at Worldgate (2)	February 1, 2023	Fixed	3.13	—	40,000
Aurora Distribution Center	June 1, 2023	Fixed	3.39	13,441	13,716
180 N Jefferson	July 1, 2023	Fixed	3.89	45,000	45,000
Grand Lakes Marketplace	October 1, 2023	Fixed	4.20	23,900	23,900
Oak Grove Plaza	February 1, 2024	Fixed	4.17	8,915	9,154
Charlotte Distribution Center	September 1, 2024	Fixed	3.66	9,341	9,556
Genesee Plaza	January 1, 2025	Fixed	4.30	39,285	40,221
Jory Trail at the Grove	February 1, 2025	Fixed	3.81	42,793	43,600
Skokie Commons	June 1, 2025	Fixed	3.31	23,627	24,120
DFW Distribution Center	June 1, 2025	Fixed	3.23	17,720	17,720
AQ Rittenhouse	September 1, 2025	Fixed	3.65	26,370	26,370
Timberland Town Center	October 1, 2025	Fixed	4.07	20,253	20,746
Whitestone Market	December 1, 2025	Fixed	3.58	25,750	25,750
Miramont Apartments	March 1, 2026	Fixed	3.87	27,629	—
Pinecone Apartments	March 1, 2026	Fixed	3.87	25,355	—
Louisville Distribution Center	May 1, 2026	Fixed	1.76	52,250	—
Maui Mall	June 1, 2026	Fixed	3.64	36,322	37,122
Rancho Temecula Town Center	July 1, 2026	Fixed	4.02	28,000	28,000
Dylan Point Loma	September 1, 2026	Fixed	3.83	40,319	40,500
237 Via Vera Cruz	September 1, 2026	Floating	1.50	11,880	—
4211 Starboard Drive	September 1, 2026	Floating	1.50	20,612	—
13500 Danielson Street	September 1, 2026	Floating	1.50	10,990	—
2840 Loker Ave	September 1, 2026	Floating	1.50	14,316	—
15890 Bernardo Center	September 1, 2026	Floating	1.50	8,702	—
Lane Parke Apartments	November 1, 2026	Fixed	3.18	37,000	37,000
The District at Howell Mill	March 1, 2027	Fixed	5.30	28,858	29,638
San Juan Medical Center	October 1, 2027	Fixed	3.35	16,730	16,730
Whitestown Distribution Center	February 10, 2028	Fixed	2.95	34,000	—
Townlake of Coppell	April 10, 2028	Fixed	2.41	36,030	—
Southeast Phoenix Distribution Center	June 1, 2028	Fixed	2.70	49,000	—
Princeton North Andover	June 1, 2028	Floating	1.65	39,900	—
Stonemeadow Farms	August 1, 2029	Fixed	3.62	44,722	45,000
Presley Uptown	November 1, 2029	Fixed	3.25	30,000	30,000
Reserve at Johns Creek	December 1, 2029	Fixed	3.58	26,000	26,000
Summit at San Marcos	May 1, 2030	Fixed	3.28	35,900	35,900
Mason Mill Distribution Center	October 1, 2030	Fixed	3.25	17,500	17,500
The Penfield	October 1, 2030	Fixed	2.50	35,500	35,500
South San Diego Distribution Center	January 1, 2031	Fixed	3.18	72,500	—
Villas at Legacy	January 1, 2031	Fixed	2.53	29,500	29,500
The Preserve at the Meadows	October 1, 2031	Fixed	2.57	32,400	—
The Rockwell	October 1, 2031	Fixed	2.62	46,310	—

Revolving line of credit	May 25, 2024	Fixed & Floating	1.75 - 3.68	300,000	—
Bridge loan	December 10, 2022	Floating	1.75	100,000	—
Term loans	May 25, 2024	Fixed & Floating	1.70 - 3.40	235,000	100,000
TOTAL				$1,819,620	$871,043
Net debt discount on assumed debt and debt issuance costs				(1,956)	(2,941)
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$1,817,664	$868,102

South Seattle Distribution Center (3)				$—	$17,873
MORTGAGE NOTES AND OTHER DEBT PAYABLE OF HELD FOR SALE PROPERTY				$—	$17,873
________
(1)    On March 8, 2021, we repaid the mortgage note payable related to 140 Park Avenue in the amount of $22,800.
(2)    On March 17, 2021, we repaid the mortgage note payable related to Monument IV in the amount of $40,000.
(3)    The property associated with this loan was designated as held for sale as of December 31, 2020. The property associated with this loan was sold on January 8, 2021 and the loan was repaid.
We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows as of December 31, 2021:

Property	Debt Premium (Discount)	Effective Interest Rate
The District at Howell Mill	$(1,035)	6.34%
Timberland Town Center	382	3.34
Jory Trail at the Grove	(80)	3.94
Genesee Plaza	991	4.30
Pinecone Apartments	1,572	2.33
Miramont Apartments	1,712	2.33
South San Diego	3,399	3.18
Net debt premium on assumed debt	$6,941
Aggregate future principal payments of mortgage notes payable and other debt payable are as follows:

Year	Amount
2022	$107,812
2023	89,890
2024	559,917
2025	192,296
2026	308,023
Thereafter	561,682
Total	$1,819,620

Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $2,421,000 and $1,642,000 at December 31, 2021 and 2020, respectively, have been pledged as collateral, and are not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, cash from future property operations and capital from the proceeds of the Current Public Offering.

Credit Facility
On May 24, 2021, we entered into a credit agreement providing for a $650,000 revolving line of credit and unsecured term loan (collectively, the "Credit Facility") with a syndicate of eight lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Capital Markets LLC and Wells Fargo Bank, N.A. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $800 million, subject to receipt of lender commitments and other conditions. The $650,000 Credit Facility consists of a $415,000 revolving line of credit (the “Revolving Credit Facility”) and a $235,000 term loan (the “Term Loan”). The Revolving Credit Facility contains a sublimit of $25,000 for letters of credit. The primary interest rate for the Revolving Credit Facility is based on LIBOR, plus a margin ranging from 1.40% to 2.10%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on LIBOR, plus a margin ranging from 1.35% to 2.05%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility and the Term Loan is May 24, 2025. Based on our current total leverage ratio, we can elect to borrow at LIBOR plus 1.65% and LIBOR plus 1.60% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.40% to 1.10% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.35% to 1.05% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2021, we believe no material adverse effects had occurred.
On December 10, 2021, we entered into an additional $100,000 short-term bridge loan (the "Bridge Loan") with JPMorgan Chase Bank, N.A. under the same terms as our Credit Facility. The Bridge Loan bears interest at the secured overnight financing rate ("SOFR") plus 1.45% to 2.15% depending on our total leverage ratio. The maturity date of the Bridge Loan is June 10, 2022 and has two, three month extension options. Based on our current total leverage ratio this borrowing is priced at SOFR plus 1.70%.
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
At December 31, 2021, we had $300,000 outstanding under the Revolving Credit Facility at LIBOR + 1.65%, $235,000 outstanding under the Term Loan at LIBOR + 1.60% and $100,000 outstanding under the Bridge Loan at SOFR +1.70%. We swapped the LIBOR portion on $100,000 of our Term Loan to a blended fixed rate of 1.80% (all in rate of 3.40% at December 31, 2021). We swapped $90,000 of the Revolving Credit Facility to a fixed rate of 2.08% (all in rate of 3.68% at December 31, 2021). The interest swap agreements have maturity dates ranging from May 26, 2022 through February 17, 2023. At December 31, 2020, we had nothing outstanding under our previous revolving line of credit and $100,000 outstanding under the Term Loans.
Covenants
At December 31, 2021, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at December 31, 2021 and December 31, 2020 were $8,024 and $6,749, respectively.

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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the years ending December 31, 2021, 2020 and 2019 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2018	71,187,722	39,869,130	11,083,034	9,738,086	6,270,479
Issuance of common stock	20,389,402	5,356,380	462,451	11,379,814	—
Repurchase of shares	(3,271,008)	(4,889,772)	(453,781)	(73,227)	(1,312,564)
Stock based compensation	—	—	—	11,298	—
Balance, December 31, 2019	88,007,721	39,036,770	11,153,567	22,589,599	4,957,915
Issuance of common stock	13,533,380	2,453,336	314,149	12,417,353	—
Repurchase of shares	(11,333,773)	(5,009,716)	(1,878,636)	(3,150,763)	—
Stock based compensation	—	—	—	16,000	—
Stock conversion	(536,232)	(868,234)	27,219	1,374,812	—
Balance, December 31, 2020	89,671,096	35,612,156	9,616,299	33,247,001	4,957,915
Issuance of common stock	16,945,256	3,590,727	478,460	20,501,787	2,555,366
Repurchase of shares	(6,327,886)	(1,937,556)	(738,450)	(2,148,050)	—
Stock based compensation	—	—	—	20,000	—
Share conversions	(250,104)	(807,136)	—	1,055,955	—
Balance, December 31, 2021	100,038,362	36,458,191	9,356,309	52,676,693	7,513,281

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the years ending December 31, 2021, 2020 and 2019 were as follows:

	December 31, 2021		December 31, 2020		December 31, 2019
	# of shares	$ Amount	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	16,945,256	$210,810	13,533,380	$164,020	20,389,402	$250,822
Class M Shares	3,590,727	44,885	2,453,336	29,258	5,356,380	65,332
Class A-I Shares	478,460	6,077	314,149	3,736	462,451	5,674
Class M-I Shares	20,521,787	254,168	12,433,353	149,090	11,391,112	139,143
Class D Shares	2,555,366	30,000	—	—	—	—
Total		$545,940		$346,104		$460,971
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. We have made repurchases according to our share repurchase plan as following:

Year ending December 31,	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total Dollar of Repurchases
2019	3,271,008	4,889,772	453,781	73,227	1,312,564	$121,822
2020	11,333,773	5,009,716	1,878,636	3,150,763	—	255,355
2021	6,327,886	1,937,556	738,450	2,148,050	—	135,246
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the year ended December 31, 2021, we issued 4,726,012 shares of common stock for $59,133 under the distribution reinvestment plan. For the year ended December 31, 2020, we issued 5,653,314 shares of common stock for $66,990 under the distribution reinvestment plan. For the year ended December 31, 2019, we issued 4,133,544 shares of common stock for $50,309 under the distribution reinvestment plan.
Operating Partnership Units
For the year ended December 31, 2021, in connection with the acquisition of South San Diego Distribution Center, we issued 5,820,165 Class M-I OP Units to third parties for a total of $74,673. For the year ended December 31, 2020, in connection with the acquisition of Siena Suwanee Town Center, we issued 1,217,092 Class M-I OP Units to third parties for a total of $14,252. Each OP Unit is redeemable at the option of the holder after a hold period of one year. Holders of OP Units have certain redemption rights which enable them to cause our operating partnership to redeem their units in exchange for cash equal to the unit price upon exercising or for shares of our common stock.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 186,610,215, 170,613,298 and 151,179,459 for the years ended December 31, 2021, 2020 and 2019, respectively. We have no dilutive or potentially dilutive securities.
We compute net income per share for Class A, Class M, Class A-I, Class M-I, and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 9-Related Party Transactions) which may impact the net income of each class of common stock differently. The calculated performance component for the years ended December 31, 2021, 2020 and 2019, and the impact on each class of common stock, are shown below. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock.

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
The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I, and Class D common stock:

	Year Ended December 31, 2021
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income before performance fee	$43,011	$16,231	$4,360	$18,960	$3,262
Allocation of performance fee	17,269	6,561	1,712	8,992	1,408
Total	$25,742	$9,670	$2,648	$9,968	$1,854
Weighted average number of common shares outstanding	93,504,890	35,291,400	9,484,119	41,229,584	7,100,222
Basic and diluted net income per share:	$0.28	$0.27	$0.28	$0.24	$0.26

	Year Ended December 31, 2020
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(23,259)	$(9,465)	$(2,598)	$(7,405)	$(1,279)
Allocation of performance fee	—	—	—	—	—
Total	$(23,259)	$(9,465)	$(2,598)	$(7,405)	$(1,279)
Weighted average number of common shares outstanding	90,176,584	36,694,995	10,073,075	28,710,729	4,957,915
Basic and diluted net loss per share:	$(0.26)	$(0.26)	$(0.26)	$(0.26)	$(0.26)

	Year Ended December 31, 2019
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income before performance fee	$52,118	$26,958	$7,315	$9,987	$3,555
Allocation of performance fee	—	—	—	—	—
Total	$52,118	$26,958	$7,315	$9,987	$3,555
Weighted average number of common shares outstanding	78,844,620	40,782,711	11,066,621	15,108,522	5,376,985
Basic and diluted net income per share:	$0.66	$0.66	$0.66	$0.66	$0.66

Distributions Declared
The distributions declared per share for each of our classes of common stock for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/24/2021	$0.13500	$0.11326	$0.12715	$0.12726	$0.13500	$0.13500
6/24/2021	0.13500	0.11294	0.12696	0.12710	0.13500	0.13500
9/24/2021	0.13500	0.11189	0.12666	0.12644	0.13500	0.13500
12/23/2021	0.13500	0.11092	0.12637	0.12675	0.13500	0.13500
Total	$0.54000	$0.44901	$0.50714	$0.50755	$0.54000	$0.54000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/25/2020	$0.13500	$0.11211	$0.12649	$0.12681	$0.13500	$0.13500
6/24/2020	0.13500	0.11239	0.12683	0.12753	0.13500	0.13500
9/24/2020	0.13500	0.11282	0.12661	0.12632	0.13500	0.13500
12/23/2020	0.13500	0.11280	0.12719	0.12715	0.13500	0.13500
Total	$0.54000	$0.45012	$0.50712	$0.50781	$0.54000	$0.54000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/28/2019	$0.13500	$0.11216	$0.12662	$0.12653	$0.13500	$0.13500
6/27/2019	0.13500	0.11214	0.12643	0.12653	0.13500	0.13500
9/27/2019 (2)	0.17500	0.15184	0.16642	0.16660	0.17500	0.17500
12/30/2019	0.13500	0.11189	0.12600	0.12674	0.13500	0.13500
Total	$0.58000	$0.48803	$0.54547	$0.54640	$0.58000	$0.58000
________
(1)     Distributions paid are net of dealer manager fees applicable to each share class.
(2)    Includes a special dividend of $0.04 per share.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until December 21, 2021, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2021 and 2020, LaSalle had paid $2,113 and $1,138, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

NOTE 7—DST PROGRAM
On October 16, 2019, we, through our operating partnership, initiated the DST Program, and on August 10, 2021, our board of directors approved an increase to raise up to a total of $1,000,000 in private placements through the sale of beneficial interests in specific Delaware statutory trusts (“DST”) holding DST Properties, which may be sourced from our existing portfolio or from newly acquired properties sourced from third parties. Each DST Property will be leased back by a wholly owned subsidiary of our operating partnership on a long-term basis of up to ten years pursuant to a master lease agreement. The master lease agreements are expected to be guaranteed by our operating partnership. As compensation for the master lease guarantee, our operating partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors at any time after two years from the closing of the applicable DST offering in exchange for OP Units or cash, at our discretion.
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs incurred for services provided to the DST totaling $449 are accounted for as deferred loan costs and are netted against the financing obligation.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. During the years ended December 31, 2021 and 2020 we recorded non-cash interest expense related to the master lease in the amounts of $8,603 and $1,271, respectively. Upon the determination that it is probable that we will exercise the fair market value purchase option, we will recognize additional interest expense or interest income to the financing obligation to account for the difference between the fair value of the property and the outstanding liabilities. During the year ended December 31, 2021, we determined that certain properties were probable for exercising the fair market value purchase option and recorded additional non-cash interest expense of $1,987. We will remeasure the fair value of these properties at each balance sheet date and adjust the non-cash interest expense recognized over the remaining term of the master lease for any changes in fair value. If we elect to repurchase the property prior to the maturity date of the master lease, we will record the difference between the repurchase amount and the financial obligation as additional non-cash interest expense in the period of repurchase. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on our Consolidated Statements of Operations and Comprehensive Income. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the specific DST and could fluctuate over time.
As of December 31, 2021, we sold approximately $454,090 of interests related to the DST Program. As of December 31, 2021, the following properties are included in our DST Program:
•The Reserve at Johns Creek,
•Summit at San Marcos,
•Mason Mill Distribution Center,
•San Juan Medical Center,
•The Penfield,
•Milford Crossing,
•Villas at Legacy,
•Montecito Marketplace,
•Whitestown Distribution Center,
•Louisville Airport Distribution Center,
•The Preserve at the Meadows,
•The Rockwell and
•9101 Stony Point Drive.

NOTE 8—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties, excluding those classified as held for sale, based on operating leases in place at December 31, 2021 are as follows:

Year	Amount
2022	$193,511
2023	150,970
2024	128,099
2025	115,781
2026	100,469
Thereafter	372,690
Total	$1,061,520
Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the years ended December 31, 2021, 2020 and 2019, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the decrease in rents from 2022 future rents to 2023 is related to our residential properties which generally have a one year lease life.
NOTE 9—RELATED PARTY TRANSACTIONS
Pursuant to the Advisory Agreement with LaSalle, we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. The term of our Advisory Agreement expires June 5, 2022, subject to an unlimited number of successive one-year renewals.
The fixed advisory fees for the years ended December 31, 2021, 2020 and 2019 were $28,956, $25,274 and $23,026, respectively. The performance fees for the years ended December 31, 2021, 2020 and 2019 were $36,711, $0 and $0, respectively. Included in Advisor fees payable for the year ended December 31, 2021 and 2020 were $2,998 and $2,122 of fixed fee expense, respectively and $36,711 and $0 of performance fee expenses, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the years ended December 31, 2021, 2020 and 2019, JLL Americas was paid $1,222, $741 and $1,608, respectively, for property management and leasing services. During the year ended December 31, 2021, we paid JLL Americas $209 in mortgage brokerage fees related to the mortgage notes payable for Louisville Airport Distribution Center and $162 in mortgage brokerage fees related to the mortgage payable for Townlake of Coppell. During the year ended December 31, 2020, we paid JLL Americas $75 in brokerage fees for the sale of 24823 Anza Drive and $133 in mortgage brokerage fees related to the mortgage note payable for Villas at Legacy. During the year ended December 31, 2019, we paid JLL Americas $203 in mortgage brokerage fees related to the mortgage note payable for Stonemeadow Farms and $146 in mortgage brokerage fees related to the mortgage note payable for Presley Uptown.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the years ended December 31, 2021, 2020 and 2019, we paid the Dealer Manager selling commissions and dealer manager fees totaling $12,246, $11,303 and $12,203, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs at December 31, 2021 and 2020 were $135,663 and $105,770 of future dealer manager fees payable, respectively.
As of December 31, 2021 and 2020, we owed $2,113 and $1,138, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in Accrued offering costs.

LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the dealer manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the year ended December 31, 2021 and 2020, our taxable REIT subsidiary paid $5,697 and $1,917, respectively, to the Dealer Manager. In addition, the dealer manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the NAV of each outstanding unit of beneficial interest for such day, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit and 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with the FMV Option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share and 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the Redemption Right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M, and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the year ended December 31, 2021 and 2020, the DSTs paid $754 and $100, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the years ended December 31, 2021 and 2020, the DSTs paid $463 and $62, respectively, in management fees to our Advisor in connection with the DST Program.
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
We are subject to fixed ground lease payments on South Beach Parking Garage of $112 per year until September 30, 2024, which will increase every five years thereafter by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
The operating agreement for Presley Uptown allows the unrelated third party joint venture partner, owning a 2.5% interest, to put its interest to us at a market determined value starting September 30, 2022 through September 30, 2024.
The operating agreement for 237 Via Vera Cruz, 13500 Danielson Street, 4211 Starboard Drive, 2840 Loker Avenue and 15890 Bernardo Center Drive allows the unrelated third party joint venture partner, owning a 5% interest, to put its interest to us at a market determined value starting July 31, 2024.

NOTE 11—SEGMENT REPORTING
We have five operating segments: industrial, office, residential, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income from operations for the years ended December 31, 2021, 2020 and 2019:

Year Ended December 31, 2021	Industrial	Office	Residential	Retail	Other	Total
Assets	$1,352,580	$479,306	$1,301,454	$564,565	$23,412	$3,721,317

Capital expenditures by segment	$17,165	$4,284	$6,196	$3,212	$16	$30,873

Revenues:
Rental revenue	$71,719	$33,178	$74,378	$48,286	$379	$227,940
Other revenue	367	1,792	5,534	1,117	2,588	11,398
Total revenues	$72,086	$34,970	$79,912	$49,403	$2,967	$239,338
Operating expenses:
Real estate taxes	$10,505	$3,394	$12,500	$5,979	$459	$32,837
Property operating	5,783	6,865	22,619	7,973	755	43,995
Total segment operating expenses	$16,288	$10,259	$35,119	$13,952	$1,214	$76,832

Reconciliation to net income
Property general and administrative						1,596
Advisor fees						65,667
Company level expenses						4,841
Provision for impairment of real estate						1,822
Depreciation and amortization						94,051
Total operating expenses						$244,809
Other income and (expenses):
Interest expense						$(48,230)
Loss from unconsolidated real estate affiliates and fund investment						67,333
Investment income on marketable securities						418
Net realized gain upon sale of marketable securities						247
Net unrealized change in fair value of investment in marketable securities						2,933
Loss on disposition of property and extinguishment of debt						33,422
Total other income and (expenses)						$56,123
Net income						$50,652

Reconciliation to total consolidated assets as of December 31, 2021
Assets per reportable segments (1)						$3,721,317
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						680,929
Total consolidated assets						$4,402,246
________
(1)     Includes $39,326 of Industrial and Residential segment assets classified as held for sale as of December 31, 2021.

Year Ended December 31, 2020	Industrial	Office	Residential	Retail	Other	Total
Assets	$659,870	$277,556	$788,060	$577,588	$22,134	$2,325,208

Capital expenditures by segment	$4,673	$2,589	$4,346	$1,803	$119	$13,530

Revenues:
Rental revenue	$49,743	$27,239	$63,948	$45,417	$294	$186,641
Other revenue	323	1,313	3,474	572	1,298	6,980
Total revenues	$50,066	$28,552	$67,422	$45,989	$1,592	$193,621
Operating expenses:
Real estate taxes	$8,218	$3,396	$11,476	$6,193	$382	$29,665
Property operating	4,121	5,938	19,643	7,583	714	37,999
Total segment operating expenses	$12,339	$9,334	$31,119	$13,776	$1,096	$67,664

Reconciliation to net income
Property general and administrative						4,318
Advisor fees						25,274
Company level expenses						2,936
Depreciation and amortization						75,603
Total operating expenses						$175,795
Other income and (expenses):
Interest expense						$(40,668)
Loss from unconsolidated real estate affiliates and fund investments						(19,451)
Loss on disposition of property and extinguishment of debt						(1,772)
Total other income and (expenses)						$(61,891)
Net loss						$(44,065)

Reconciliation to total consolidation assets as of December 31, 2020
Assets per reportable segments						$2,325,208
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						333,391
Total consolidated assets						$2,658,599

Year Ended December 31, 2019	Industrial	Office	Residential	Retail	Other	Total

Capital expenditures by segment	$5,162	$584	$7,510	$6,602	$16	$19,874

Revenues:
Rental revenue	$45,166	$18,918	$57,069	$45,699	$318	$167,170
Other income	469	529	3,179	728	2,204	7,109
Total revenues	$45,635	$19,447	$60,248	$46,427	$2,522	$174,279
Operating expenses:
Real estate taxes	$7,395	$1,985	$10,120	$5,063	$449	$25,012
Property operating	3,701	3,677	16,465	7,117	823	31,783
Total segment operating expenses	$11,096	$5,662	$26,585	$12,180	$1,272	$56,795

Reconciliation to net income
Property general and administrative						1,659
Advisor fees						23,026
Company level expenses						3,201
Depreciation and amortization						67,348
Total operating expenses						$152,029
Other income and (expenses):
Interest expense						$(36,185)
Income from unconsolidated real estate affiliates and fund investments						7,066
Gain on disposition of property and extinguishment of debt						106,871
Total other income and (expenses)						$77,752
Net income						$100,002
NOTE 12—INVESTMENT IN MARKETABLE SECURITIES
The following is a summary of our investment in marketable securities held as of December 31, 2021, which consisted entirely of stock of publicly traded REITs.

December 31, 2021
Investment in marketable securities - cost	$40,273
Unrealized gains	3,161
Unrealized losses	(228)
Net unrealized gain	2,933
Investment in marketable securities - fair value	$43,206
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares purchased first are sold first. During the year ended December 31, 2021, marketable securities sold generated proceeds of $5,347, resulting in realized gains of $352, and $105 realized losses.

NOTE 13—SUBSEQUENT EVENTS
On January 6, 2022, we sold Norfleet Distribution Center, a 702,000 square foot industrial property located in Kansas City, Missouri for approximately $60,375 less closing costs. We recorded a gain on the sale of the property in the amount of approximately $34,000.
On January 24, 2022, we sold The Edge at Lafayette, a 207,000 square foot student housing apartment property located in Lafayette, Louisiana for approximately $16,500 less closing costs.
On February 28, 2022, our board of directors approved a gross dividend for the first quarter of 2021 of $0.14 per share to stockholders and OP Unit holders of record as of March 24, 2022. The dividend will be paid on or around March 30, 2022. Class A, Class M, Class A-I, Class M-I and Class D stockholders and Class M-I OP Unit holders will receive $0.14 per share or OP Unit, less applicable class-specific fees, if any.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2021

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Industrial Properties:
Kendall Distribution Center—Atlanta, GA	—	2,656	12,836	(293)	279	—	2,363	13,115	15,478
Suwanee Distribution Center—Suwanee, GA	—	6,155	27,598	—	68	—	6,155	27,666	33,821
Grand Prairie Distribution Center—Grand Prairie, TX	—	2,100	12,478	—	404	—	2,100	12,882	14,982
Charlotte Distribution Center—Charlotte, NC	9,341	5,381	15,002	—	372	—	5,381	15,374	20,755
4050 Corporate Drive—Grapevine, TX	12,147	5,200	18,327	—	1,357	—	5,200	19,684	24,884
4055 Corporate Drive—Grapevine, TX	5,573	2,400	12,377	—	1,566	—	2,400	13,943	16,343
2501-2575 Allan Drive—Elk Grove, IL	—	4,300	10,926	—	661	—	4,300	11,587	15,887
2601-2651 Allan Drive—Elk Grove, IL	—	2,600	7,726	—	179	—	2,600	7,905	10,505
1300 Michael Drive—Wood Dale, IL	—	1,900	6,770	—	380	—	1,900	7,150	9,050
1350 Michael Drive—Wood Dale, IL	—	1,500	5,059	—	283	—	1,500	5,342	6,842
1225 Michael Drive—Wood Dale, IL	—	2,600	7,149	—	127	—	2,600	7,276	9,876
200 Lewis Drive—Wood Dale, IL	—	1,100	4,165	—	478	—	1,100	4,643	5,743
1301-1365 Mittel Boulevard—Chicago, IL	—	2,700	5,473	—	141	—	2,700	5,614	8,314
Tampa Distribution Center- Tampa, FL	—	3,507	22,485	—	84	—	3,507	22,569	26,076
Aurora Distribution Center- Aurora, IL	13,441	9,861	14,646	—	—	—	9,861	14,646	24,507
28150 West Harrison Parkway- Valencia, CA	—	2,760	8,899	—	279	—	2,760	9,178	11,938
28145 West Harrison Parkway- Valencia, CA	—	3,468	10,111	—	20	—	3,468	10,131	13,599
28904 Avenue Paine- Valencia, CA	—	3,812	10,535	—	428	—	3,812	10,963	14,775
25045 Avenue Tibbitts- Santa Clarita, CA	—	4,087	13,224	—	288	—	4,087	13,512	17,599
6000 Giant Road- Richmond, CA	—	11,572	26,556	—	31	—	11,572	26,587	38,159
6015 Giant Road- Richmond, CA	—	10,468	24,127	—	(1,004)	—	10,468	23,123	33,591
6025 Giant Road- Richmond, CA	—	2,700	4,167	—	497	—	2,700	4,664	7,364
Mason Mill Distribution Center—Buford, GA	17,500	3,406	23,312	—	(123)	—	3,406	23,189	26,595
Fremont Distribution Center - Fremont, CA	—	29,427	7,024	—	1,782	—	29,427	8,806	38,233
3324 Trinity Boulevard - Grand Prairie, TX	—	3,215	11,255	—	(13)	—	3,215	11,242	14,457
Taunton Distribution Center - Taunton, MA	—	2,000	21,589	—	220	—	2,000	21,809	23,809
Chandler Distribution Center - Chandler, AZ	—	3,803	24,095	—	272	—	3,803	24,367	28,170
Fort Worth Distribution Center--Fort Worth, TX	—	3,059	21,053	—	1,296	—	3,059	22,349	25,408
4993 Anson Boulevard--Whitestown, IN	17,000	2,197	20,224	—	(59)	—	2,197	20,165	22,362
5102 E 500 South--Whitestown, IN	17,000	3,460	28,049	—	(80)	—	3,460	27,969	31,429
Louisville Distribution Center—Shepherdsville, KY	52,250	9,028	66,792	—	4,161	—	9,028	70,953	79,981
6511 West Frye Road—Chandler, AZ	12,250	2,102	15,511	—	1,654	—	2,102	17,165	19,267
6565 West Frye Road—Chandler, AZ	12,250	2,451	18,807	—	—	—	2,451	18,807	21,258
6615 West Frye Road—Chandler, AZ	12,250	2,799	18,030	—	—	—	2,799	18,030	20,829

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
6677 West Frye Road—Chandler, AZ	12,250	2,451	18,662	—	37	—	2,451	18,699	21,150
5 National Way—Durham, NC	—	6,846	21,233	—	490	—	6,846	21,723	28,569
47 National Way—Durham, NC	—	6,840	20,401	—	2,103	—	6,840	22,504	29,344
South San Diego Distribution Center—San Diego, CA	72,500	18,496	123,682	—	—	—	18,496	123,682	142,178
2451 Bath Road—Elgin, IL	—	4,247	26,182	—	(63)	—	4,247	26,119	30,366
1755 Britannia Drive—Elgin, IL	—	1,046	10,522	—	(16)	—	1,046	10,506	11,552
687 Conestoga Parkway—Shepardsville, KY	—	2,462	33,393	—	—	—	2,462	33,393	35,855
Louisville Airport Distribution Center(2)—Louisville, KY	—	2,843	26,812	—	—	—	2,843	26,812	29,655
Friendship Distribution Center-Buford, GA	—	7,082	80,654	—	4	—	7,082	80,658	87,740
13500 Danielson Street-Poway, CA	10,990	7,624	11,503	—	54	—	7,624	11,557	19,181
237 Via Vera Cruz-San Marcos, CA	11,880	5,421	8,581	—	39	—	5,421	8,620	14,041
4211 Starboard-Fremont, CA	20,612	13,409	13,872	—	92	—	13,409	13,964	27,373
2840 Loker Avenue-Carlsbad, CA	14,316	7,631	16,030	—	73	—	7,631	16,103	23,734
15890 Bernardo Center Drive-San Diego, CA	8,702	2,316	11,715	—	38	—	2,316	11,753	14,069
Total Industrial Properties	332,252	248,488	979,619	(293)	18,879	—	248,195	998,498	1,246,693

Office Properties:
Monument IV at Worldgate—Herndon, VA	—	5,186	57,013	—	20,014	—	5,186	77,027	82,213
140 Park Avenue—Florham Park, NJ	—	3,162	34,784	—	(4)	—	3,162	34,780	37,942
San Juan Medical Center- San Juan Capistrano, CA	16,730	9,807	13,303	—	1,129	—	9,807	14,432	24,239
Genesee Plaza - San Deigo, CA	39,285	8,222	73,964	—	676	—	8,222	74,640	82,862
Fountainhead Corporate Park--Tempe, AZ	—	5,942	36,301	—	4,246	—	5,942	40,547	46,489
170 Park Avenue-Florham Park, NJ	—	4,612	38,337	—	3	—	4,612	38,340	42,952
South Reno Medical Center-Reno, NV	—	1,029	9,882	—	—	—	1,029	9,882	10,911
North Tampa Surgery Center-Odessa, FL	—	1,227	5,069	—	(4)	—	1,227	5,065	6,292
1203 SW 7 Highway-Blue Springs, MO	—	171	2,355	—	—	—	171	2,355	2,526
8600 NE 82nd Street-Kansas City, MO	—	143	3,519	—	—	—	143	3,519	3,662
Sugar Land Medical Office-Sugar Land, TX	—	2,449	9,943	—	(20)	—	2,449	9,923	12,372
Roeland Park Medical Office-Roeland Park, KS	—	1,057	8,182	—	—	—	1,057	8,182	9,239
Durham Medical Center-Durham, NC	—	974	29,575	—	—	—	974	29,575	30,549
9101 Stony Point Drive(2)--Richmond, VA	—	3,980	37,939	—	—	—	3,980	37,939	41,919
Total Office Properties	56,015	47,961	360,166	—	26,040	—	47,961	386,206	434,167

Residential Properties:
Townlake of Coppell—Coppell, TX	36,030	8,444	36,805	—	3,175	—	8,444	39,980	48,424
AQ Rittenhouse—Philadelphia, PA	26,370	11,000	39,963	—	(182)	—	11,000	39,781	50,781

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Lane Park Apartments—Mountain Brook, AL	37,000	5,100	66,428	—	934	—	5,100	67,362	72,462
Dylan Point Loma—San Diego, CA	40,319	19,000	70,860	—	(527)	—	19,000	70,333	89,333
The Penfield—St. Paul, MN	35,500	8,021	52,713	—	1,238	—	8,021	53,951	61,972
180 North Jefferson—Chicago, IL	45,000	18,588	75,435	—	8,280	—	18,588	83,715	102,303
Jory Trail at the Grove—Wilsonville, OR	42,793	7,877	64,369	—	4,330	—	7,877	68,699	76,576
The Reserve at Johns Creek Walk—Johns Creek, GA	26,000	7,552	38,025	—	839	—	7,552	38,864	46,416
Villas at Legacy—Plano, TX	29,500	6,888	48,504	—	3,759	—	6,888	52,263	59,151
Stonemeadow Farms - Bothell, WA	44,722	14,000	65,535	—	1,952	—	14,000	67,487	81,487
Summit at San Marcos - Chandler, AZ	35,900	6,401	63,335	—	37	—	6,401	63,372	69,773
Presley Uptown - Charlotte, NC	30,000	7,390	46,479	—	259	—	7,390	46,738	54,128
Princeton North Andover-North Andover, MA	39,900	8,140	63,156	—	106	—	8,140	63,262	71,402
The Preserve at the Meadows(2)--Fort Collins, CO	32,400	9,656	53,870	—	52	—	9,656	53,922	63,578
The Rockwell(2)--Berlin, MA	46,310	7,501	75,403	—	4	—	7,501	75,407	82,908
Miramont-Fort Collins, CO	27,629	9,217	49,005	—	23	—	9,217	49,028	58,245
Pinecone-Fort Collins, CO	25,355	8,558	43,833	—	30	—	8,558	43,863	52,421
Reserve at Venice-North Venice, FL	—	5,500	86,125	—	—	—	5,500	86,125	91,625
Woodside Trumbull-Trumbull, CT	—	4,654	91,755	—	—	—	4,654	91,755	96,409
Total Residential Properties	600,728	173,487	1,131,598	—	24,094	—	173,487	1,155,907	1,329,394

Retail Properties:
The District at Howell Mill—Atlanta, GA	28,858	10,000	56,040	—	6,179	—	10,000	62,219	72,219
Grand Lakes Marketplace—Katy, TX	23,900	5,215	34,770	—	87	—	5,215	34,857	40,072
Oak Grove Plaza—Sachse, TX	8,915	4,434	18,869	—	832	—	4,434	19,701	24,135
Rancho Temecula Town Center—Temecula, CA	28,000	14,600	41,180	—	1,079	—	14,600	42,259	56,859
Skokie Commons—Skokie, IL	23,627	8,859	25,705	890	183	—	9,749	25,888	35,637
Whitestone Market—Austin, TX	25,750	7,000	39,868	—	534	—	7,000	40,402	47,402
Maui Mall—Maui, HI	36,322	44,257	39,454	—	11,210	—	44,257	50,664	94,921
Silverstone Marketplace—Scottsdale, AZ	—	8,012	33,771	—	220	—	8,012	33,991	42,003
Kierland Village Center—Scottsdale, AZ	—	7,037	26,693	—	326	—	7,037	27,019	34,056
Timberland Town Center—Beaverton, OR	20,253	6,083	33,826	—	444	—	6,083	34,270	40,353
Montecito Marketplace—Las Vegas, NV	—	11,410	45,212	—	352	—	11,410	45,564	56,974
Milford Crossing--Milford, MA	—	1,124	30,869	—	(163)	—	1,124	30,706	31,830
Total Retail Properties	195,625	128,031	426,257	890	21,283	—	128,921	447,540	576,461

Other Properties:
South Beach Parking Garage—Miami, FL	—	—	21,467	—	741	—	—	22,208	22,208
Total Other Properties	—	—	21,467	—	741	—	—	22,208	22,208

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment

Total Consolidated Properties:	$1,184,620	$597,967	$2,919,107	$597	$91,037	$—	$598,564	$3,010,359	$3,608,923

Properties Held for Sale:
The Edge at Lafayette—Lafayette, LA	—	1,782	23,266	(182)	(8,741)	—	1,600	14,525	16,125
Norfleet Distribution Center—Kansas City, MO	—	2,134	31,397	(205)	(1,914)	—	1,929	29,483	31,412
Total Properties Held for Sale	$—	$3,916	$54,663	$(387)	$(10,655)	$—	$3,529	$44,008	$47,537
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $2,330,580 and $301,026, respectively.
(1)Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Industrial Properties:
Kendall Distribution Center—Atlanta, GA	(4,345)	2002	6/30/2005	50 years
Suwanee Distribution Center—Suwanee, GA	(4,712)	2012	6/28/2013	50 years
Grand Prairie Distribution Center—Grand Prairie, TX	(2,056)	1980	12/18/2013	40 years
Charlotte Distribution Center—Charlotte, NC	(2,919)	2013	1/22/2014	50 years
4050 Corporate Drive—Grapevine, TX	(3,095)	1991	6/27/2014	40 years
4055 Corporate Drive—Grapevine, TX	(2,465)	1996	4/15/2015	40 years
2501-2575 Allan Drive—Elk Grove, IL	(1,841)	1996	4/15/2015	40 years
2601-2651 Allan Drive—Elk Grove, IL	(1,286)	1985	9/30/2015	40 years
1300 Michael Drive—Wood Dale, IL	(1,119)	1985	9/30/2015	40 years
1350 Michael Drive—Wood Dale, IL	(856)	1985	9/30/2015	40 years
1225 Michael Drive—Wood Dale, IL	(1,134)	1985	9/30/2015	40 years
200 Lewis Drive—Wood Dale, IL	(1,035)	1985	9/30/2015	40 years
1301-1365 Mittel Boulevard—Chicago, IL	(879)	1985	9/30/2015	40 years
Tampa Distribution Center- Tampa, FL	(3,267)	1985	9/30/2015	40 years
Aurora Distribution Center- Aurora, IL	(1,635)	2009	4/11/2016	40 years
28150 West Harrison Parkway- Valencia, CA	(1,235)	2016	5/19/2016	50 years
28145 West Harrison Parkway- Valencia, CA	(1,407)	1997	6/29/2016	40 years
28904 Avenue Paine- Valencia, CA	(1,527)	1997	6/29/2016	40 years
25045 Avenue Tibbitts- Santa Clarita, CA	(1,898)	1988	6/29/2016	40 years
6000 Giant Road- Richmond, CA	(2,834)	1988	6/29/2016	40 years
6015 Giant Road- Richmond, CA	(2,463)	2016	9/8/2016	50 years
6025 Giant Road- Richmond, CA	(473)	2016	9/8/2016	50 years
Mason Mill Distribution Center—Buford, GA	(1,861)	2016	12/29/2016	50 years
Fremont Distribution Center - Fremont, CA	(797)	1991	3/29/2019	40 years
3324 Trinity Boulevard - Grand Prairie, TX	(726)	2015	5/31/2019	40 years
Taunton Distribution Center - Taunton, MA	(1,094)	2016	8/23/2019	50 years
Chandler Distribution Center - Chandler, AZ	(1,022)	2016	12/5/2019	50 years
Fort Worth Distribution Center--Fort Worth, TX	(512)	2020	10/23/2020	50 years
4993 Anson Boulevard--Whitestown, IN	(437)	2020	12/11/2020	50 years
5102 E 500 South--Whitestown, IN	(606)	2020	12/11/2020	50 years
Louisville Distribution Center—Shepherdsville, KY	(1,544)	2020	1/21/2021	50 years
6511 West Frye Road—Chandler, AZ	(338)	2019	2/23/2021	50 years
6565 West Frye Road—Chandler, AZ	(313)	2019	2/23/2021	50 years
6615 West Frye Road—Chandler, AZ	(301)	2019	2/23/2021	50 years
6677 West Frye Road—Chandler, AZ	(312)	2019	2/23/2021	50 years
5 National Way—Durham, NC	(106)	2020	9/28/2021	50 years
47 National Way—Durham, NC	(102)	2020	9/28/2021	50 years
South San Diego Distribution Center—San Diego, CA	(497)	2020	10/28/2021	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
2451 Bath Road—Elgin, IL	(87)	2020	11/16/2021	50 years
1755 Britannia Drive—Elgin, IL	(35)	2020	11/16/2021	50 years
687 Conestoga Parkway—Shepardsville, KY	(56)	2021	11/17/2021	50 years
Louisville Airport Distribution Center(2)—Louisville, KY	(268)	2020	6/24/2021	50 years
Friendship Distribution Center-Buford, GA	(269)	2020	10/20/2021	50 years
13500 Danielson Street-Poway, CA	(108)	1997	7/2/2021	40 years
237 Via Vera Cruz-San Marcos, CA	(144)	1987	7/2/2021	40 years
4211 Starboard-Fremont, CA	(174)	1997	7/9/2021	40 years
2840 Loker Avenue-Carlsbad, CA	(34)	1998	11/30/2021	40 years
15890 Bernardo Center Drive-San Diego, CA	(24)	1991	11/30/2021	40 years
Total Industrial Properties	(56,248)

Office Properties:
Monument IV at Worldgate—Herndon, VA	(33,092)	2001	8/27/2004	50 years
140 Park Avenue—Florham Park, NJ	(4,174)	2015	12/21/2015	50 years
San Juan Medical Center- San Juan Capistrano, CA	(1,827)	2015	4/1/2016	50 years
Genesee Plaza - San Deigo, CA	(4,758)	1983	7/2/2019	40 years
Fountainhead Corporate Park--Tempe, AZ	(1,999)	1985	2/6/2020	40 years
170 Park Avenue-Florham Park, NJ	(904)	1998	2/2/2021	40 years
South Reno Medical Center-Reno, NV	—	2004	12/28/2021	40 years
North Tampa Surgery Center-Odessa, FL	(25)	2021	10/8/2021	50 years
1203 SW 7 Highway-Blue Springs, MO	—	2021	12/23/2021	40 years
8600 NE 82nd Street-Kansas City, MO	—	2021	12/23/2021	50 years
Sugar Land Medical Office-Sugar Land, TX	—	2020	12/30/2021	50 years
Roeland Park Medical Office-Roeland Park, KS	—	2021	12/28/2021	50 years
Durham Medical Center-Durham, NC	—	2010	12/23/2021	40 years
9101 Stony Point Drive(2)--Richmond, VA	(253)	2018	9/15/2021	50 years
Total Office Properties	(47,032)

Residential Properties:
Townlake of Coppell—Coppell, TX	(7,703)	1986	5/22/2015	40 years
AQ Rittenhouse—Philadelphia, PA	(5,232)	2015	7/30/2015	50 years
Lane Park Apartments—Mountain Brook, AL	(7,868)	2014	5/26/2016	50 years
Dylan Point Loma—San Diego, CA	(7,696)	2016	8/9/2016	50 years
The Penfield—St. Paul, MN	(6,182)	2013	9/22/2016	50 years
180 North Jefferson—Chicago, IL	(11,871)	2004	12/1/2016	40 years
Jory Trail at the Grove—Wilsonville, OR	(7,720)	2012	7/14/2017	50 years
The Reserve at Johns Creek Walk—Johns Creek, GA	(4,528)	2007	7/28/2017	40 years
Villas at Legacy—Plano, TX	(5,834)	1999	6/6/2018	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Stonemeadow Farms - Bothell, WA	(4,894)	1999	5/13/2019	40 years
Summit at San Marcos - Chandler, AZ	(3,926)	2018	7/31/2019	50 years
Presley Uptown - Charlotte, NC	(2,473)	2016	9/30/2019	50 years
Princeton North Andover-North Andover, MA	(929)	2019	5/3/2021	50 years
The Preserve at the Meadows(2)--Fort Collins, CO	(489)	2001	8/23/2021	40 years
The Rockwell(2)--Berlin, MA	(547)	2020	8/31/2021	50 years
Miramont-Fort Collins, CO	(331)	1995	9/29/2021	40 years
Pinecone-Fort Collins, CO	(296)	1993	9/29/2021	40 years
Reserve at Venice-North Venice, FL	—	2021	12/17/2021	50 years
Woodside Trumbull-Trumbull, CT	—	2021	12/21/2021	50 years
Total Residential Properties	(78,519)

Retail Properties:
The District at Howell Mill—Atlanta, GA	(17,958)	2006	6/15/2007	50 years
Grand Lakes Marketplace—Katy, TX	(5,834)	2012	9/17/2013	50 years
Oak Grove Plaza—Sachse, TX	(4,110)	2003	1/17/2014	40 years
Rancho Temecula Town Center—Temecula, CA	(8,377)	2007	6/16/2014	40 years
Skokie Commons—Skokie, IL	(3,500)	2015	5/15/2015	50 years
Whitestone Market—Austin, TX	(6,467)	2003	9/30/2015	40 years
Maui Mall—Maui, HI	(9,521)	1971	12/22/2015	40 years
Silverstone Marketplace—Scottsdale, AZ	(3,693)	2015	7/27/2016	50 years
Kierland Village Center—Scottsdale, AZ	(3,593)	2001	9/30/2016	40 years
Timberland Town Center—Beaverton, OR	(3,671)	2015	9/30/2016	50 years
Montecito Marketplace—Las Vegas, NV	(5,053)	2007	8/8/2017	50 years
Milford Crossing--Milford, MA	(1,167)	2017	1/29/2020	50 years
Total Retail Properties	(72,944)

Other Properties:
South Beach Parking Garage—Miami, FL	(4,619)	2001	1/28/2014	40 years
Total Other Properties	(4,619)

Total Consolidated Properties:	$(259,362)

Properties Held for Sale:
The Edge at Lafayette—Lafayette, LA	4,131	2007	1/15/2008	50 years
Norfleet Distribution Center—Kansas City, MO	(9,070)	2007	2/27/2007	50 years
Total Properties Held for Sale	$(4,939)

Reconciliation of Real Estate

Consolidated Properties	2021	2020	2019
Balance at beginning of year	$2,320,336	$2,200,514	$1,797,585
Additions	1,372,562	161,947	404,353
Assets sold/ written off	(36,438)	(5,817)	(1,424)
Reclassed as held for sale	(47,537)	(36,308)
Balance at close of year	$3,608,923	$2,320,336	$2,200,514
Reconciliation of Accumulated Depreciation

Consolidated Properties	2021	2020	2019
Balance at beginning of year	$219,833	$176,236	$135,480
Additions	49,966	49,134	42,180
Assets sold/ written off	(3,676)	(2,118)	(1,424)
Reclassed as held for sale	(4,939)	(3,419)	—
Balance at close of year	$259,362	$219,833	$176,236