Form 10-Q
period 2022-03-31
Jones Lang LaSalle Income Property Trust, Inc.
filed 2022-05-16
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 16, 2022 were 105,696,898 shares of Class A Common Stock, 23,755,997 shares of Class M Common Stock, 5,930,623 shares of Class A-I Common Stock, 84,744,571 shares of Class M-I Common Stock and 6,041,611 shares of Class D Common Stock.

Jones Lang LaSalle Income Property Trust, Inc.

Item 1. Financial Statements.
Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Investments in real estate:
Land (including from VIEs of $59,006 and $59,006, respectively)	$609,217	$598,564
Buildings and equipment (including from VIEs of $206,360 and $206,016, respectively)	3,150,267	3,010,359
Less accumulated depreciation (including from VIEs of $(28,193) and $(26,955), respectively)	(277,859)	(259,362)
Net property and equipment	3,481,625	3,349,561
Investment in unconsolidated real estate affiliates	217,070	217,044
Real estate fund investments	376,813	352,905
Investments in real estate and other assets held for sale	—	39,326
Net investments in real estate	4,075,508	3,958,836
Investment in marketable securities	40,599	43,206
Cash and cash equivalents (including from VIEs of $6,678 and $6,740, respectively)	124,415	70,273
Restricted cash (including from VIEs of $484 and $859, respectively)	61,161	51,203
Tenant accounts receivable, net (including from VIEs of $2,808 and $1,850, respectively)	8,817	9,066
Deferred expenses, net (including from VIEs of $536 and $533, respectively)	15,001	14,511
Acquired intangible assets, net (including from VIEs of $11,254 and $12,500, respectively)	204,677	216,227
Deferred rent receivable, net (including from VIEs of $1,103 and $1,135, respectively)	27,289	25,634
Prepaid expenses and other assets (including from VIEs of $325 and $284, respectively)	18,760	13,290
TOTAL ASSETS	$4,576,227	$4,402,246
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $146,985 and $147,076, respectively)	$1,816,956	$1,817,664
Liabilities held for sale	—	271
Accounts payable and other liabilities (including from VIEs of $2,375 and $2,477, respectively)	70,578	70,551
Financing obligation	458,207	448,319
Accrued offering costs	154,773	137,776
Accrued interest (including from VIEs of $389 and $368, respectively)	3,340	3,321
Accrued real estate taxes (including from VIEs of $612 and $679, respectively)	11,385	9,497
Advisor fees payable	11,877	39,709
Acquired intangible liabilities, net (including from VIEs of $510 and $541, respectively)	29,855	31,022
TOTAL LIABILITIES	2,556,971	2,558,130
Commitments and contingencies	—	—
Redeemable noncontrolling interests	6,970	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 104,576,961 and 100,038,362 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,046	1,000
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 37,681,185 and 36,458,191 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	377	365
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 9,335,732 and 9,356,309 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	93	94
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 61,681,208 and 52,676,693 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	617	527
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 6,041,611 and 7,513,281 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	60	75
Additional paid-in capital (net of offering costs of $286,136 and $264,066 as of March 31, 2022 and December 31, 2021, respectively)	2,448,952	2,284,839
Distributions to stockholders	(601,310)	(573,963)
Retained earnings	69,285	34,398
Total Jones Lang LaSalle Income Property Trust, Inc. stockholders’ equity	1,919,120	1,747,335
Noncontrolling interests	93,166	96,781
Total equity	2,012,286	1,844,116
TOTAL LIABILITIES AND EQUITY	$4,576,227	$4,402,246
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues:
Rental revenue	$74,955	$50,731
Other revenue	2,216	1,850
Total revenues	77,171	52,581
Operating expenses:
Real estate taxes	11,311	8,086
Property operating expenses	14,001	9,911
Property general and administrative	697	660
Advisor fees	17,858	6,325
Company level expenses	1,074	1,193
Depreciation and amortization	32,974	19,945
Total operating expenses	77,915	46,120
Other income (expenses):
Interest expense	(17,852)	(9,262)
Income (loss) from unconsolidated real estate affiliates and fund investments	29,025	(339)
Investment income on marketable securities	304	—
Net realized gain upon sale of marketable securities	79	—
Net unrealized change in fair value of investment in marketable securities	(2,984)	—
Gain on disposition of property and extinguishment of debt, net	31,492	33,422
Total other income and (expenses)	40,064	23,821
Net income	39,320	30,282
Less: Net income attributable to the noncontrolling interests	(1,385)	(177)
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc.	$37,935	$30,105
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. per share-basic and diluted:
Class A	0.18	0.17
Class M	0.18	0.17
Class A-I	0.18	0.17
Class M-I	0.18	0.17
Class D	0.18	0.17
Weighted average common stock outstanding-basic and diluted	212,104,884	174,765,072

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts (Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2021	173,104,467	$1,731	$1,922,136	$(481,760)	$(14,723)	$20,039	$1,447,423
Issuance of common stock	8,758,984	87	102,928	—	—	—	103,015
Repurchase of shares	(3,830,592)	(38)	(44,756)	—	—	—	(44,794)
Conversion of shares	(342)	—	—	—	—	—	—
Offering costs	—	—	(6,246)	—	—	—	(6,246)
Stock based compensation	16,000	—	189	—	—	—	189
Net income	—	—	—	—	30,105	177	30,282
Cash distributed to noncontrolling interests	—	—	—	—	—	(194)	(194)
Distributions declared per share ($0.135)	—	—	—	(21,621)	—	—	(21,621)
Balance, March 31, 2021	178,048,517	$1,780	$1,974,251	$(503,381)	$15,382	$20,022	$1,508,054

Balance, January 1, 2022	206,042,836	$2,061	$2,284,839	$(573,963)	$34,398	$96,781	$1,844,116
Issuance of common stock	16,263,717	162	227,089	—	—	—	227,251
Repurchase of shares	(3,012,118)	(30)	(41,236)	—	—	—	(41,266)
Conversion of shares	(96)	—	—	—	—	—	—
Offering costs	—	—	(22,070)	—	—	—	(22,070)
Stock based compensation	22,358	—	330	—	—	—	330
Net income	—	—	—	—	37,935	1,385	39,320
Cash distributed to noncontrolling interests	—	—	—	—	—	(1,078)	(1,078)
Allocation to redeemable noncontrolling interests	—	—	—	—	(3,048)	(3,922)	(6,970)
Distributions declared per share ($0.140)	—	—	—	(27,347)	—	—	(27,347)
Balance, March 31, 2022	219,316,697	$2,193	$2,448,952	$(601,310)	$69,285	$93,166	$2,012,286

See notes to consolidated financial statements.

Jones Lang LaSalle Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,320	$30,282
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	32,719	19,630
Gain on disposition of property and extinguishment of debt	(31,492)	(33,422)
Net realized gain upon sale of marketable securities	(79)	—
Net unrealized loss in fair value of marketable securities	2,984	—
Straight line rent	(1,646)	(129)
(Income) loss from unconsolidated real estate affiliates and fund investments	(29,025)	339
Distributions from unconsolidated real estate affiliates and fund investments	5,097	1,850
Net changes in assets, liabilities and other	(31,609)	(1,378)
Net cash (used in) provided by operating activities	(13,731)	17,172
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(153,896)	(226,925)
Proceeds from sale of real estate investments and fixed assets	74,602	66,992
Capital improvements and lease commissions	(3,740)	(3,758)
Investment in unconsolidated real estate affiliates	(7)	(677)
Deposits for investments under contract	(1,350)	(2,500)
Investment in marketable securities	(4,646)	—
Proceeds from sale of marketable securities	4,348	—
Net cash used in investing activities	(84,689)	(166,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	217,977	152,181
Repurchase of shares	(41,266)	(44,794)
Offering costs	(2,273)	(3,840)
Distributions to stockholders	(9,681)	(7,887)
Distributions paid to noncontrolling interests	(1,078)	(194)
Deposits for loan commitments	—	(2,093)
Draws on credit facility	110,000	140,000
Payment on credit facility	(205,000)	(100,000)
Proceeds from mortgage notes and other debt payable	95,800	70,030
Debt issuance costs	(18)	(436)
Payment on early extinguishment of debt	—	—
Principal payments on mortgage notes and other debt payable	(1,947)	(81,925)
Net cash provided by financing activities	162,514	121,042
Net increase in cash, cash equivalents and restricted cash	64,094	(28,654)
Cash, cash equivalents and restricted cash at the beginning of the period	121,482	101,434
Cash, cash equivalents and restricted cash at the end of the period	$185,576	$72,780

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows
Cash and cash equivalents	$124,415	$41,345
Restricted cash	61,161	31,435
Cash, cash equivalents and restricted cash at the end of the period	$185,576	$72,780

Supplemental disclosure of cash flow information:
Interest paid	$12,877	$8,696
Non-cash activities:
Write-offs of receivables	$(75)	$(4)
Write-offs of retired assets and liabilities	2,539	1,382
Change in liability for capital expenditures	(344)	(888)
Net liabilities transferred at disposition of real estate investment	396	230
Net liabilities assumed at acquisition	426	320
Change in issuance of common stock receivable and redemption of common stock payable	(4,819)	(355)
Change in accrued offering costs	19,797	2,406
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
Jones Lang LaSalle Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of residential, industrial, office, retail and other properties located in the United States. Over time, our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2022, we owned interests in a total of 119 properties and over 4,000 single-family rental houses located in 26 states.
We own all or substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of March 31, 2022, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $88,925, and owned directly or indirectly 96.8% of the OP Units of our operating partnership. The remaining 3.2% of the OP Units are held by third parties.
From our inception to March 31, 2022, we have received approximately $4,210,010 in gross offering proceeds from various public and private offerings of shares of our common stock. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC").
On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of March 31, 2022, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $249,802. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering (the "Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of March 31, 2022, we have raised aggregate gross proceeds of $98,188. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors increased to $1,000,000 on August 10, 2021, in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of March 31, 2022, we have raised $465,408 from our DST Program.
As of March 31, 2022, 104,576,961 shares of Class A common stock, 37,681,185 shares of Class M common stock, 9,335,732 shares of Class A-I common stock, 61,681,208 shares of Class M-I common stock, and 6,041,611 shares of Class D common stock were outstanding and held by a total of 21,336 stockholders.
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

LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of March 31, 2022, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $37,524.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of March 31, 2022, our VIEs included The District at Howell Mill, Grand Lakes Marketplace, Presley Uptown, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, and 15890 Bernardo Center Drive due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of equity. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2022, noncontrolling interests represented the minority members’ proportionate share of the equity of The District at Howell Mill and the operating partnership.
Redeemable noncontrolling interests represent noncontrolling interests which are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest become redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interest are recorded as an allocation of retained earnings on our Consolidated Statements of Equity. During the three months ended March 31, 2022, we recorded an allocation from noncontrolling interests to redeemable noncontrolling interests in the amount of $3,922. We have redeemable noncontrolling interest related to Grand Lakes Marketplace, Presley Uptown, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, and 15890 Bernardo Center Drive as of March 31, 2022. As of March 31, 2022, $6,970 related to these third party joint ventures was included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $2,870 is immediately puttable by the holder of the noncontrolling interest.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on March 11, 2022 (our “2021 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2021 audited consolidated financial statements included in our 2021 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At March 31, 2022, our restricted cash balance on our Consolidated Balance Sheets was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at March 31, 2022 and December 31, 2021 was $8,528 and $8,436, respectively.
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
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $102,523 and $102,842 at March 31, 2022 and December 31, 2021, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $15,445 and $15,481 at March 31, 2022 and December 31, 2021, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the three months ended March 31, 2022 and 2021, we recorded a net increase in fair value classified within the Level 3 category of $23,908 and $1,081, respectively, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-family Rental Portfolio (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on the Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $67,899 lower and $3,794 higher than the aggregate carrying amounts at March 31, 2022 and December 31, 2021, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
As of March 31, 2022, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$190,000
The fair value of our interest rate swaps represent liabilities of $595 and $2,580 at March 31, 2022 and December 31, 2021, respectively.
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
Ground Lease
As of March 31, 2022, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,094 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,247.
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
Acquisitions
On March 30, 2022, we acquired Jefferson Lake Howell, a 384-unit residential property located in Casselberry, Florida for approximately $154,100. The acquisition was funded with cash on hand and a draw on our Credit Facility (defined below).
We allocated the purchase price for our 2022 acquisition in accordance with authoritative guidance as follows:

2022 Acquisitions
Land	$11,200
Building and equipment	140,964
In-place lease intangible (acquired intangible assets)	2,090
$154,254
Amortization period for intangible assets and liabilities	6 months
Dispositions
On January 6, 2022, we sold Norfleet Distribution Center, a 702,000 square foot industrial property located in Kansas City, Missouri for approximately $60,375 less closing costs. We recorded a gain on the sale of the property in the amount of approximately $34,186.
On January 24, 2022, we sold The Edge at Lafayette, a 207,000 square foot student housing apartment property located in Lafayette, Louisiana for approximately $16,500 less closing costs. We recorded a gain on the sale of the property in the amount of approximately $13.
NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate, which are classified as unconsolidated real estate affiliates under GAAP. The residential sector includes apartment properties and single-family rental homes.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates as of March 31, 2022 and December 31, 2021.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	March 31, 2022	December 31, 2021
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$13,843	$13,992
Pioneer Tower	Office	Portland, OR	June 28, 2016	102,463	103,529
The Tremont	Residential	Burlington, MA	July 19, 2018	21,360	21,345
The Huntington	Residential	Burlington, MA	July 19, 2018	10,630	10,773
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,456	30,685
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	38,318	36,720
Total				$217,070	$217,044

Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Total revenues	$7,697	$5,707
Total operating expenses	6,352	6,043
Operating income (loss)	$1,345	$(336)
Interest expense	(1,417)	1,021
Net income (loss)	$2,762	$(1,357)
Real Estate Fund Investments
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of March 31, 2022, the NYC Retail Portfolio owned eight retail properties totaling approximately 1,940,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investments. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of March 31, 2022 and December 31, 2021, the carrying amount of our investment in the NYC Retail Portfolio was $83,427 and $84,874, respectively. During the three months ended March 31, 2022, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $1,447 and received no cash distributions. During the three months ended March 31, 2021, we recorded an increase in fair value of our investment in the NYC Retail Portfolio of $1,081 and received no cash distributions.
Single-Family Rental Portfolio
On August 5, 2021, we acquired a 47% interest in a portfolio of approximately 4,000 stabilized single family rental homes located in various markets across the United States, including Atlanta, Dallas, Phoenix, Nashville and Charlotte, among others (the "Single-Family Rental Portfolio"). The portfolio is encumbered by securitized mortgages in a net amount of approximately $760,000 maturing in the fourth quarter of 2025 at a weighted average interest rate of 2.1%. The equity purchase price of our 47% interest was approximately $205,000. We funded the transaction using cash on hand and a draw on our Revolving Credit Facility.
At acquisition we made the election to account for our interest in the Single-Family Rental Portfolio under the fair value option. As of March 31, 2022 and December 31, 2021, the carrying amount of our investment in the Single-Family Rental Portfolio was $293,386 and $268,031, respectively. During the three months ended March 31, 2022, we recorded an increase in fair value of our investment in the Single-Family Rental Portfolio of $25,355. During the three months ended March 31, 2022, we received distributions of income totaling $2,355. This cash distribution of income increased income from unconsolidated real estate affiliates and fund investments.
Summarized Statement of Operations—NYC Retail Portfolio Investment and Single-Family Rental Portfolio—Fair Value Option Investment

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Total revenue	$19,795	$36

Net investment income (loss)	7,684	(493)
Net change in unrealized gain on investment in real estate venture	66,844	3,907
Net income	$74,528	$3,414

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2032 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			March 31, 2022	December 31, 2021
Mortgage notes payable (1)	June 1, 2023 - March 1, 2032	1.76% - 5.30%	$1,278,479	$1,184,620
Credit facility
Revolving line of credit	May 25, 2024	1.90%	205,000	300,000
Bridge loan	June 1, 2022	1.86%	100,000	100,000
Term loans	May 25, 2024	1.90% - 3.40%	235,000	235,000
TOTAL			$1,818,479	$1,819,620
Net debt discount on assumed debt and debt issuance costs			(1,523)	(1,956)
Mortgage notes and other debt payable, net			$1,816,956	$1,817,664
________
(1)     During the three months ending March 31, 2022, we entered into the following new mortgage notes payable:
•On March 1, 2022, we entered into a $55,800 mortgage payable on Reserve at Venice. The mortgage note bears an interest of 2.98% and matures on March 1, 2032.
•On March 1, 2022, we entered into a $40,000 mortgage payable on Friendship Distribution Center. The mortgage note bears an interest rate of SOFR plus 1.75% (2.03% at March 31, 2022) and matures on March 1, 2029.
Aggregate future principal payments of mortgage notes and other debt payable as of March 31, 2022 are as follows:

Year	Amount
2022	$105,869
2023	89,890
2024	464,917
2025	192,296
2026	308,023
Thereafter	657,484
Total	$1,818,479
Credit Facility
On May 24, 2021, we entered into a credit agreement providing for a $650,000 revolving line of credit and unsecured term loan (collectively, the “Credit Facility”) with a syndicate of eight lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC and Wells Fargo Bank, N.A. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $800 million, subject to receipt of lender commitments and other conditions. The $650,000 Credit Facility consists of a $415,000 revolving credit facility (the “Revolving Credit Facility”) and a $235,000 term loan (the “Term Loan”). The Revolving Credit Facility contains a sublimit of $25,000 for letters of credit. The primary interest rate for the Revolving Credit Facility is based on LIBOR, plus a margin ranging from 1.40% to 2.10%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on LIBOR, plus a margin ranging from 1.35% to 2.05%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility and the Term Loan is May 24, 2024. Based on our current total leverage ratio, we can elect to borrow at LIBOR plus 1.45% and LIBOR plus 1.40% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.40% to 1.10% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.35% to 1.05% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of March 31, 2022, we believe no material adverse effects had occurred. The Credit Facility provides for alternative rate benchmarks in the event that LIBOR is no longer appropriate or available.
On December 10, 2021, we entered into an additional $100,000 short-term bridge loan (the "Bridge Loan") with JPMorgan Chase Bank, N.A. under the same terms as our Credit Facility. The Bridge Loan bears interest at the secured overnight financing rate ("SOFR") plus 1.45% to 2.15% depending on our total leverage ratio. The maturity date of the Bridge Loan is June 10, 2022 and has two, three month extension options. Based on our current total leverage ratio, this borrowing is priced at SOFR plus 1.70%.
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
At March 31, 2022, we had $205,000 outstanding under the Revolving Credit Facility at LIBOR + 1.65%, $235,000 outstanding under the Term Loan at LIBOR + 1.60%, and $100,000 outstanding under the Bridge Loan at SOFR +1.70%. We swapped the LIBOR portion on $190,000 of our Term Loan to a blended fixed rate of 1.93% (all in rate of 3.53% at March 31, 2022) and swapped $90,000 of the Revolving Credit Facility to a fixed rate of 2.64% (all in rate of 4.04% at March 31, 2022). The interest rate swap agreements have maturity dates ranging from May 26, 2022 through February 17, 2023.
Covenants
At March 31, 2022, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at March 31, 2022 and December 31, 2021 was $8,818 and $8,024, respectively.

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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the three months ended March 31, 2022 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2021	100,038,362	36,458,191	9,356,309	52,676,693	7,513,281
Issuance of common stock	5,159,782	1,813,590	46,569	9,266,134	—
Repurchase of common stock	(617,910)	(411,640)	(67,146)	(443,752)	(1,471,670)
Share conversions	(3,273)	(178,956)	—	182,133	—
Balance, March 31, 2022	104,576,961	37,681,185	9,335,732	61,681,208	6,041,611
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31, 2022
	# of shares	Amount
Class A Shares	5,159,782	$72,277
Class M Shares	1,813,590	25,361
Class A-I Shares	46,569	677
Class M-I Shares	9,266,134	129,266
Class D Shares	—	—
Total		$227,581

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the three months ended March 31, 2022, we repurchased 3,012,118 shares of common stock in the amount of $41,266. During the three months ended March 31, 2021, we repurchased 3,830,592 shares of common stock in the amount of $44,794.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the three months ended March 31, 2022, we issued 1,217,520 shares of common stock for $17,666 under the distribution reinvestment plan. For the three months ended March 31, 2021, we issued 1,161,954 shares of common stock for $13,734 under the distribution reinvestment plan.
Operating Partnership Units
In connection with the acquisitions of Siena Suwanee Town Center and South San Diego Distribution Center, we issued 7,037,257 OP Units to third parties for a total of $88,925. After a one-year holding period, holders of OP Units generally have the right to cause the operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. During the three months ended March 31, 2022 we did not issue any additional OP Units.
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
The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended March 31, 2022
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$22,431	$8,042	$2,044	$12,498	$1,405
Allocation of performance fee	3,793	1,463	353	2,370	236
Total	$18,638	$6,579	$1,691	$10,128	$1,169
Weighted average number of common shares outstanding	102,496,685	36,744,790	9,338,376	57,107,329	6,417,704
Basic and diluted net income per share:	$0.18	$0.18	$0.18	$0.18	$0.18

	Three Months Ended March 31, 2021
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$15,464	$6,060	$1,659	$5,916	$1,006
Weighted average number of common shares outstanding	89,762,121	35,177,589	9,637,799	34,349,467	5,838,096
Basic and diluted net loss per share:	$0.17	$0.17	$0.17	$0.17	$0.17

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until December 21, 2021, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2022 and December 31, 2021, LaSalle had paid $2,244 and $2,113, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST totaling $2,162 are accounted for as deferred loan costs and are netted against the financing obligation.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. For the three months ended March 31, 2022 and March 31, 2021, we recorded non-cash interest expense related to the master lease in the amounts of $3,824 and $1,350, respectively. Upon the determination that it is probable that we will exercise the fair market value purchase option, we will recognize additional interest expense or interest income to the financing obligation to account for the difference between the fair value of the property and the outstanding liabilities. We determined that certain properties were probable for exercising the fair market value purchase option and recorded additional non-cash interest expense of $2,567 during the three months ended March 31, 2022. We will remeasure the fair value of these properties at each balance sheet date and adjust the non-cash interest expense recognized over the remaining term of the master lease for any changes in fair value. If we elect to repurchase the property prior to the maturity date of the master lease, we will record the difference between the repurchase amount and the financial obligation as additional non-cash interest expense in the period of repurchase. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on our Consolidated Statements of Operations and Comprehensive Income. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the specific DST and could fluctuate over time.
As of March 31, 2022, we have sold $465,408 in interests related to the DST Program. As of March 31, 2022, the following properties are included in our DST Program:
•The Reserve at Johns Creek,
•Summit at San Marcos,
•Mason Mill Distribution Center,
•San Juan Medical Center,
•The Penfield,
•Milford Crossing,
•Villas at Legacy,
•Montecito Marketplace,
•Whitestown Distribution Center,
•Louisville Airport Distribution Center,
•The Preserve at the Meadows,
•The Rockwell,
•9101 Stony Point Drive,
•Reserve at Venice, and
•Friendship Distribution Center.

NOTE 8—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at March 31, 2022 are as follows:

Year	Amount
2022	$212,123
2023	167,098
2024	141,643
2025	123,891
2026	107,261
Thereafter	380,806
Total	$1,132,822
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three months ended March 31, 2022, no tenants accounted for greater than 10% of minimum base rents.
NOTE 9—RELATED PARTY TRANSACTIONS
Pursuant to our Advisory Agreement with LaSalle, we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class or OP Unit during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. The term of our Advisory Agreement expires June 5, 2023, subject to an unlimited number of successive one year renewals.
Fixed advisory fees for the three months ended March 31, 2022 and 2021 were $9,374 and $6,325, respectively. Performance fees for the three months ended March 31, 2022 were $8,484. There were no performance fees for the three months ended March 31, 2021. Included in Advisor fees payable at March 31, 2022 was $3,393 of fixed advisory fee expense and $8,484 of performance fee expense. Included in Advisor fees payable for the year ended December 31, 2021 was $2,998 of fixed advisory fee expense and $36,711 of performance fee expenses.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three months ended March 31, 2022 and 2021, we paid JLL Americas $419 and $166, respectively, for property management and leasing services. During the three months ended March 31, 2022, there were no mortgage brokerage fees paid to JLL Americas. During the three months ended March 31, 2021, we paid JLL Americas $162 in mortgage brokerage fees related to the mortgage note payable for Townlake of Coppell.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three months ended March 31, 2022 and 2021, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,762 and $2,614, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs, at March 31, 2022 and December 31, 2021, were $152,529 and $135,663 of future dealer manager fees payable, respectively.
As of March 31, 2022 and December 31, 2021, we owed $2,244 and $2,113, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the three months ended March 31, 2022 and 2021, the taxable REIT subsidiary paid $125 and $1,027, respectively, to the Dealer Manager. In addition, the Dealer Manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total equity of each outstanding unit of beneficial interest for such day, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit or 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with our operating partnership's fair market value purchase option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share or 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the three months ended March 31, 2022 and 2021, the DSTs paid $287 and $126, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST pays the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the three months ended March 31, 2022 and 2021, the DSTs paid $184 and $76, respectively, in management fees to our Advisor in connection with the DST Program.
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
The operating agreement for Grand Lakes Marketplace allows the unrelated third party joint venture partner, owning a 10% interest, to put its interest to us at a market determined value.
The operating agreement for 237 Via Vera Cruz, 13500 Danielson Street, 4211 Starboard, 2840 Loaker Avenue and 15890 Bernardo Center Drive allows the unrelated third party joint venture partner, owning a 5% interest, to put its interest to us at a market determined value starting July 31, 2024.
The operating agreement for Presley Uptown allows the unrelated third party joint venture partner, owning a 2.5% interest, to put its interest to us at a market determined value starting September 30, 2022 until September 30, 2024.
NOTE 11—SEGMENT REPORTING
We have five reportable operating segments: industrial, office, residential, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three months ended March 31, 2022 and 2021.

	Industrial	Office	Residential	Retail	Other	Total
Assets as of March 31, 2022	$1,324,928	$476,747	$1,432,265	$558,009	$23,448	$3,815,397
Assets as of December 31, 2021	1,352,580	479,306	1,301,454	564,565	23,412	3,721,317

Three Months Ended March 31, 2022

Capital expenditures by segment	$1,005	$1,121	$—	$316	$—	$2,442

Revenues:
Rental revenue	$24,886	$11,332	$25,061	$13,615	$61	$74,955
Other revenue	35	286	1,222	72	601	2,216
Total revenues	$24,921	$11,618	$26,283	$13,687	$662	$77,171
Operating expenses:
Real estate taxes	$4,107	$1,164	$4,256	$1,671	$113	$11,311
Property operating expenses	2,284	2,173	7,212	2,124	208	14,001
Total segment operating expenses	$6,391	$3,337	$11,468	$3,795	$321	$25,312

Reconciliation to net income

Property general and administrative						$697
Advisor fees						17,858
Company level expenses						1,074
Depreciation and amortization						32,974
Total operating expenses						$77,915
Other income and (expenses):
Interest expense						(17,852)
Gain from unconsolidated real estate affiliates and fund investment						29,025
Investment income on marketable securities						304
Net realized gain upon sale of marketable securities						79
Net unrealized change in fair value of investment in marketable securities						(2,984)
Gain on disposition of property and extinguishment of debt, net						31,492
Total other income and (expenses)						$40,064
Net income						$39,320

Reconciliation to total consolidated assets as of March 31, 2022
Assets per reportable segments						$3,815,397
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						760,830
Total consolidated assets						$4,576,227

Reconciliation to total consolidated assets as of December 31, 2021
Assets per reportable segments						3,721,317
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						680,929
Total consolidated assets						$4,402,246

	Industrial	Office	Residential	Retail	Other	Total
Three Months Ended March 31, 2021

Capital expenditures by segment	$433	$710	$2,975	$512	$16	$4,646

Revenues:
Rental revenue	$15,226	$7,572	$15,848	$12,053	$32	$50,731
Other revenue	5	372	759	83	631	1,850
Total revenues	$15,231	$7,944	$16,607	$12,136	$663	$52,581
Operating expenses:
Real estate taxes	$2,459	$767	$3,112	$1,633	$115	$8,086
Property operating expenses	1,354	1,487	4,830	2,046	194	9,911
Total segment operating expenses	$3,813	$2,254	$7,942	$3,679	$309	$17,997

Reconciliation to net income
Property general and administrative						$660
Advisor fees						6,325
Company level expenses						1,193
Depreciation and amortization						19,945
Total operating expenses						$46,120
Other income and (expenses):
Interest expense						(9,262)
Loss from unconsolidated real estate affiliates and fund investment						(339)
Gain on disposition of property and extinguishment of debt, net						33,422
Total other income and (expenses)						$23,821
Net Income						$30,282
NOTE 12—INVESTMENT IN MARKETABLE SECURITIES
The following is a summary of our investment in marketable securities held as of March 31, 2022 and December 31, 2021, which consisted entirely of stock of publicly traded REITs.

	March 31, 2022	December 31, 2021
Investment in marketable securities - cost	$40,650	40,273
Unrealized gains	1,312	3,161
Unrealized losses	(1,363)	(228)
Net unrealized (loss) gain	(51)	2,933
Investment in marketable securities - fair value	$40,599	$43,206
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares purchased first are sold first. During the three months ended March 31, 2022, marketable securities sold generated proceeds of $4,348, resulting in realized gains of $157, and realized losses of $78.

NOTE 13—SUBSEQUENT EVENTS
On April 8, 2022, we acquired Northeast Atlanta Distribution Center, a 459,000 square foot industrial property located in Jefferson, GA for approximately $54,100.
On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the “Credit Facility”) with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving credit facility (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month SOFR plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.30% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility is April 28, 2025 and the Term Loan is April 28, 2027. The credit facility contains two, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.35% and Adjusted Term SOFR plus 1.30% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.0%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility.
On April 29, 2022, we acquired Flagstaff Medical Center, a 26,000 square foot medical office property located in Flagstaff, AZ for approximately $17,200.
On May 10, 2022, our board of directors approved a gross dividend for the second quarter of 2022 of $0.14 per share to stockholders of record as of June 28, 2022. The dividend will be paid on or around June 29, 2022. Class A, Class M, Class A-I, Class M-I and Class D stockholders will receive $0.14 per share, less applicable class-specific fees, if any.
On May 10, 2022, we renewed our Advisory Agreement for a one-year term expiring on June 5, 2023, without any other changes.
*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2021 Form 10-K and our periodic reports filed with the SEC.
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
The discussions surrounding our portfolio of properties refer to our Consolidated Properties, including our DST Properties, and our Unconsolidated Properties which can be found below (see Item 2 - Properties).
Our primary business is the ownership and management of a diversified portfolio of industrial, office, residential, retail and other properties primarily located in the United States. The residential sector includes apartment properties and single-family rental homes. It is expected that over time our real estate portfolio will be further diversified on a global basis and will be further complemented by investments in real estate-related assets.
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

Estimated Percent of Fair Value as of March 31, 2022:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2022 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of March 31, 2022.
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

Properties
Properties owned at March 31, 2022, including DST Properties, are as follows:

					Percentage Leased as of March 31, 2022
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	89
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 E 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	100

					Percentage Leased as of March 31, 2022
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frey Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
Louisville Airport Distribution Center	Louisville, KY	June 24, 2021	100	284,000	100
237 Via Vera Cruz (1)	San Marcos, CA	July 2, 2021	95	66,000	100
13500 Danielson Street (1)	Poway, CA	July 2, 2021	95	73,000	100
4211 Starboard Drive (1)	Fremont, CA	July 9, 2021	95	130,000	100
5 National Way	Durham, NC	September 28, 2021	100	188,000	100
47 National Way	Durham, NC	September 28, 2021	100	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	October 20, 2021	100	126,000	100
4630 Distribution Pkwy	Buford, GA	October 20, 2021	100	149,000	100
4646 Distribution Pkwy	Buford, GA	October 20, 2021	100	102,000	100
4651 Distribution Pkwy	Buford, GA	October 20, 2021	100	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	October 28, 2021	100	320,000	100
2055 Sanyo Avenue	San Diego, CA	October 28, 2021	100	209,000	87
2065 Sanyo Avenue	San Diego, CA	October 28, 2021	100	136,000	100
1755 Britannia Drive	Elgin, IL	November 16, 2021	100	80,000	100
2451 Bath Road	Elgin, IL	November 16, 2021	100	327,000	100
687 Conestoga Parkway	Shepardsville, KY	November 17, 2021	100	327,000	100
2840 Loker Avenue	Carlsbad, CA	November 30, 2021	95	104,000	100
15890 Bernardo Center Drive	San Diego, CA	November 30, 2021	95	48,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	78
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	91
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	100
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	100
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
9101 Stony Point Drive	Richmond, VA	September 15, 2021	100	87,000	100
North Tampa Surgery Center	Odessa, FL	October 8, 2021	100	13,000	100
Duke Medical Center	Durham, NC	December 23, 2021	100	60,000	96
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	December 23, 2021	100	11,000	100
1203 SW 7 Highway	Blue Springs, MO	December 23, 2021	100	10,000	100
Roeland Park Medical Office	Roeland Park, KS	December 28, 2021	100	30,000	100
South Reno Medical Center	Reno, NV	December 28, 2021	100	32,000	100
Sugar Land Medical Plaza	Sugar Land, TX	December 30, 2021	100	37,000	100
Residential Segment:
Townlake of Coppell	Coppell, TX	May 22, 2015	100	351,000	95
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	98
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	90

					Percentage Leased as of March 31, 2022
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	96
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	96
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	96
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	95
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	96
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	95
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	97
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	97
Presley Uptown (1)	Charlotte, NC	September 30, 2019	98	190,000	96
Princeton North Andover	North Andover, MA	May 3, 2021	100	204,000	97
The Preserve at the Meadows	Fort Collins, CO	August 23, 2021	100	208,000	96
The Rockwell	Berlin, MA	August 31, 2021	100	233,000	98
Miramont Apartments	Fort Collins, CO	September 29, 2021	100	212,000	97
Pinecone Apartments	Fort Collins, CO	September 29, 2021	100	176,000	99
Reserve at Venice	North Venice, FL	December 17, 2021	100	268,000	94
Woodside Trumbull	Trumbull, CT	December 21, 2021	100	207,000	89
Jefferson Lake Howell	Casselberry, FL	March 30, 2022	100	374,000	91
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	96%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	75
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	94
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	97
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	99
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	83
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	93
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	98
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	96
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	95
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	99
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (4)(5)	NY/NJ	December 8, 2015	14	1,938,000	91
Pioneer Tower (6)	Portland, OR	June 28, 2016	100	296,000	68
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	97
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	93
Siena Suwanee Town Center	Suwanee, GA	December 15, 2020	100	226,000	92
Single-Family Rental Portfolio (5)	Various	August 5, 2021	47	7,207,000	96
Kingston at McLean Crossing (1)	McLean, VA	December 3, 2021	80	223,000	97
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
(5)We have elected the fair value option to account for this investment.
(6)We own a condominium interest in the building that contains a 17 story multi-tenant office property.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of March 31, 2022:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Industrial	55	11,392,000	59%	99%	$6.31
Office	16	1,251,000	6	98	32.16
Residential	20	4,828,000	24	95	22.51
Retail	12	1,836,000	9	94	20.84
Other	1	130,000	1	N/A	N/A
Total	104	19,437,000	99%	98%	$13.36
________
(1)Amount calculated as in-place minimum base rent for all occupied space at March 31, 2022 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of March 31, 2022, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $12.31 for our consolidated properties.
Recent Events and Outlook
Property Valuations
Property valuations across our portfolio are seeing positive valuation increases especially within our residential, industrial and healthcare properties driven by good underlying property fundamentals and strong capital markets.
Credit Facility
On May 24, 2021, we entered into our Credit Facility providing for a $650,000 revolving line of credit and unsecured term loan made up of a $415,000 Revolving Credit Facility and a $235,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $800,000, subject to receipt of lender commitments and other conditions. We are in compliance with our debt covenants as of March 31, 2022. We expect to maintain compliance with our debt covenants.
Liquidity
At March 31, 2022, we had in excess of $124,000 in total cash on hand and $210,000 of capacity under our Credit Facility. Looking at the remainder of 2022 and into 2023, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares and fund quarterly distributions.
Share Repurchase Plan
During the first quarter of 2022, we repurchased $41,266 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $139,775. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the second quarter of 2022 is $161,697.

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
Capital Raised and Use of Proceeds
As of March 31, 2022, we have raised gross proceeds of over $3,368,000 from our public and private offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $4,653,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $647,000 and repurchase shares of our common stock for approximately $947,000.
Property Acquisitions
On March 30, 2022, we acquired Jefferson Lake Howell, a 384-unit residential property located in Casselberry, Florida for approximately $154,100. The acquisition was funded with cash on hand and a draw on our Credit Facility.
Property Dispositions
On January 6, 2022, we sold Norfleet Distribution Center, a 702,000 square foot industrial property located in Kansas City, Missouri for approximately $60,375 less closing costs. We recorded a gain on the sale of the property in the amount of approximately $34,186.
On January 24, 2022, we sold The Edge at Lafayette, a 207,000 square foot student housing apartment property located in Lafayette, Louisiana for approximately $16,500 less closing costs. We recorded a gain on the sale of the property in the amount of approximately $13.
Financing
On March 1, 2022, we entered into a $55,800 mortgage payable on Reserve at Venice. The mortgage note bears an interest of 2.98% and matures on March 1, 2032.
On March 1, 2022, we entered into a $40,000 mortgage payable on Friendship Distribution Center. The mortgage note bears an interest rate of SOFR plus 1.75% (2.03% at March 31, 2022) and matures on March 1, 2029.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 39% as of March 31, 2022.

2022 Key Initiatives
During the remainder of 2022, we intend to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchase stock under our share repurchase plan and fund quarterly distributions. We look to make investments that fit with our investment objectives and guidelines. Likely investment candidates may include well-located, well-leased residential properties, industrial properties, medical office properties and publicly traded REIT securities. We will also attempt to further our geographic diversification. We will look to keep the Company leverage ratio in the 30% to 50% range in the near term consistent with traditional core real estate. We also intend to use our Revolving Credit Facility to allow us to efficiently manage our cash flows.

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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as acquired in the current or prior year in the Properties section above in addition to South Seattle Distribution Cener (sold in 2021), Norfleet Distribution Center (sold in 2022) and The Edge at Lafayette (sold in 2022). Properties owned for the three months ended March 31, 2022 and 2021 are referred to as our comparable properties.
Results of Operations for the Three Months Ended March 31, 2022 and 2021
Revenues
The following chart sets forth revenues by reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Revenues:
Rental revenue
Residential	$16,541	$15,188	$1,353	8.9%
Industrial	13,610	12,742	868	6.8
Office	7,368	6,852	516	7.5
Retail	13,615	12,053	1,562	13.0
Other	61	32	29	90.6
Comparable properties total	$51,195	$46,867	$4,328	9.2%
Recent acquisitions and sold properties	23,760	3,864	19,896	514.9
Total rental revenue	$74,955	$50,731	$24,224	47.7%

Other revenue
Residential	$814	$730	$84	11.5%
Industrial	40	4	36	900.0
Office	293	371	(78)	(21.0)
Retail	72	83	(11)	(13.3)
Other	601	631	(30)	(4.8)
Comparable properties total	$1,820	$1,819	$1	0.1%
Recent acquisitions and sold properties	396	31	365	1,177
Total other revenue	$2,216	$1,850	$366	19.8%

Total revenues	$77,171	$52,581	$24,590	46.8%
Rental revenues at comparable properties increased $4,328 for the three months ended March 31, 2022 as compared to the same period in 2021. The increase of $1,562 within our retail segment was primarily related to an increase in collections from tenants that experienced a decrease in operations from COVID-19 in 2021 as well as an increase in recovery revenue related to increased operating expenses within the segment during the three months ended March 31, 2022. The increase in rental revenue from our residential, industrial and office segments are primarily related to higher rental rates and higher occupancy at several of the properties during the three months ended March 31, 2022 as compared to the same period of 2021.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $1 for the three months ended March 31, 2022 as compared to the same period in 2021. The minimal increase is primarily related to lease termination fees and increased parking revenue collected in 2022 within our residential segment. The increase was offset by a decrease in lease termination revenue of $50 within our office segment related to collections made in the three months ended March 31, 2021 that did not reoccur in 2022.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Operating expenses:
Real estate taxes
Residential	$3,026	$3,049	$(23)	(0.8)%
Industrial	2,366	2,237	129	5.8
Office	871	799	72	9.0
Retail	1,671	1,633	38	2.3
Other	113	115	(2)	(1.7)
Comparable properties total	$8,047	$7,833	$214	2.7%
Recent acquisitions and sold properties	3,264	253	3,011	1,190
Total real estate taxes	$11,311	$8,086	$3,225	39.9%

Property operating expenses
Residential	$4,784	$4,363	$421	9.6%
Industrial	1,328	1,235	93	7.5
Office	1,582	1,472	110	7.5
Retail	2,124	2,046	78	3.8
Other	208	194	14	7.2
Comparable properties total	$10,026	$9,310	$716	7.7%
Recent acquisitions and sold properties	3,975	601	3,374	561.4
Total property operating expenses	$14,001	$9,911	$4,090	41.3%
Total operating expenses	$25,312	$17,997	$7,315	40.6%
Real estate taxes at comparable properties increased by $214 for the three months ended March 31, 2022 as compared to the same period in 2021. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $716 for the three months ended March 31, 2022 as compared to the same period in 2021. The increases in three months ending March 31, 2022 as compared to 2021 generally relate to higher property management fees due to high rents, higher salary costs and higher utility costs in some markets.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Property general and administrative	$697	$660	$37	5.6%
Advisor fees	17,858	6,325	11,533	182.3
Company level expenses	1,074	1,193	(119)	(10.0)
Depreciation and amortization	32,974	19,945	13,029	65.3
Interest expense	17,852	9,262	8,590	92.7
(Gain) loss from unconsolidated affiliates and fund investments	(29,025)	339	(29,364)	(8,662)
Investment income on marketable securities	(304)	—	(304)	100.0
Net realized gain upon sale of marketable securities	(79)	—	(79)	100.0
Net unrealized change in fair value of investment in marketable securities	2,984	—	2,984	100.0
Gain on disposition of property and extinguishment of debt, net	(31,492)	(33,422)	1,930	(5.8)
Total revenues and expenses	$12,539	$4,302	$8,237	191.5%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased slightly during the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to the increase in the size of the number of properties.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $11,533 for the three months ended March 31, 2022 as compared to the same period in 2021 is primarily related an increase in NAV and to the accrual of a performance fee in the amount of $8,484.
Company level expenses relate mainly to our compliance and administration related costs. The decrease of $119 in company level expenses for the three months ended March 31, 2022 is primarily related to an decrease in professional fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $13,029 in depreciation and amortization expense for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily related to the acquisition of new properties.
Interest expense increased by $8,590 for the three months ended March 31, 2022 as compared to the same period in 2021 primarily as a result of a $4,523 of increased interest expense from new mortgage notes payable placed on several properties and increased usage of our Credit Facility in 2022 as well as $5,042 increased interest expense on the financial obligations related to the DST Program, which includes non-cash interest expense related to the properties deemed probable for repurchase. Offsetting the increase were unrealized gains on our interest rate swaps in the amount of $1,985 during the three months ended March 31, 2022 compared to unrealized gains of $939 during the same period of 2021.
Loss from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio. During the three months ended March 31, 2022, we recorded a $25,355 increase in the fair value of our investment in Single-Family Rental Portfolio. During the three months ended March 31, 2022, we recorded a $1,447 decrease in the fair value of our investment in the NYC Retail Portfolio as compared to an $1,081 increase in the fair value during the same period of 2021.
Investment income on marketable securities relate to dividends earned on our portfolio of publicly traded REIT securities. We earned $304 on investment income during the three months ended March 31, 2022.
Net realized gain upon the sale of marketable securities relate to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized gain of $79 during the three months ended March 31, 2022.

Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We recorded an unrealized loss of $2,984 during the three months ended March 31, 2022.
Gain on disposition of property and extinguishment of debt, net decreased by $1,930 during three months ending March 31, 2022 as compared to the three months ended March 31, 2021. During the three months ending March 31, 2022 we disposed of Norfleet Distribution Center and The Edge at Lafayette. During the three months ended March 31, 2021 we disposed of South Seattle Disposition Center.

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
In order to provide a better understanding of the relationship between FFO, AFFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided reconciliations of GAAP net income attributable to Jones Lang LaSalle Income Property Trust, Inc. to FFO, and FFO to AFFO. FFO and AFFO do not represent cash flow from operating activities in accordance with GAAP, should not be considered alternatives to GAAP net income and are not measures of liquidity or indicators of our ability to make cash distributions. We believe that to more comprehensively understand our operating performance, FFO and AFFO should be considered along with the reported net income attributable to Jones Lang LaSalle Income Property Trust, Inc. and our cash flows in accordance with GAAP, as presented in our consolidated financial statements. Our presentations of FFO and AFFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions.
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to Jones Lang LaSalle Income Property Trust, Inc. to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net income attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders (1)	$37,935	$30,105
Real estate depreciation and amortization (1)	35,189	23,422
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	(53,588)	(34,416)
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$19,536	$19,111
Weighted average shares outstanding, basic and diluted	212,104,884	174,765,072
NAREIT FFO per share, basic and diluted	$0.09	$0.11
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAREIT FFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$19,536	$19,111
Straight-line rental income (1)	(1,687)	(595)
Amortization of above- and below-market leases (1)	(818)	(762)
Amortization of net discount on assumed debt (1)	(333)	(58)
Gain on derivative instruments and extinguishment or modification of debt (1)	(4,462)	(776)
Adjustment for investments accounted for under the fair value option (2)	1,432	444
Net unrealized change in fair value of investment in marketable securities (1)	2,886	—
Performance fees (1)	8,207	—
Acquisition expenses (1)	35	108
Adjustment for DST Program properties (3)	477	(1,327)
AFFO attributable to Jones Lang LaSalle Income Property Trust, Inc. Common Stockholders	$25,273	$16,145
Weighted average shares outstanding, basic and diluted	212,104,884	174,765,072
AFFO per share, basic and diluted	$0.12	$0.09
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

NAV as of March 31, 2022
The following table provides a breakdown of the major components of our NAV as of March 31, 2022:

	March 31, 2022
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$2,425,928	$875,516	$217,131	$1,433,230	$140,196	$5,092,001
Debt	(965,835)	(348,569)	(86,446)	(570,612)	(55,816)	(2,027,278)
Other assets and liabilities, net	80,620	29,095	7,216	47,630	4,659	169,220
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,540,713	$556,042	$137,901	$910,248	$89,039	$3,233,943
Number of outstanding shares	104,576,961	37,681,185	9,335,732	61,681,208	6,041,611
NAV per share	$14.73	$14.76	$14.77	$14.76	$14.74
________
(1)The value of our real estate investments was greater than the historical cost by 9.8% as of March 31, 2022.
The following table provides a breakdown of the major components of our NAV as of December 31, 2021:

	December 31, 2021
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$2,307,210	$842,232	$216,341	$1,217,062	$173,358	$4,756,203
Debt	(988,699)	(360,918)	(92,708)	(521,543)	(74,289)	(2,038,157)
Other assets and liabilities, net	37,998	13,871	3,563	20,044	2,856	78,332
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,356,509	$495,185	$127,196	$715,563	$101,925	$2,796,378
Number of outstanding shares	100,038,362	36,458,191	9,356,309	52,676,693	7,513,281
NAV per share	$13.56	$13.58	$13.59	$13.58	$13.57
________
(1)The value of our real estate investments was greater than the historical cost by 3.6% as of December 31, 2021.
The increase in NAV per share from December 31, 2021 to March 31, 2022, was related to a net increase of 5.9% in the value of our portfolio. Property operations for the three months ended March 31, 2022 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2022:

	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	4.44%	5.30%	4.39%	5.49%	6.25%	4.71%
Discount rate/internal rate of return (IRR)	5.60	6.16	5.86	6.36	7.80	5.91
Annual market rent growth rate	3.44	2.86	3.30	2.76	3.07	3.20
Holding period (years)	10.00	10.00	10.00	10.00	21.68	10.08
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		March 31, 2022	December 31, 2021
Discount Rate - weighted average	0.25% increase	(1.8)%	(1.7)%
Exit Capitalization Rate - weighted average	0.25% increase	(3.2)	(2.8)
Annual market rent growth rate - weighted average	0.25% decrease	(1.4)	(1.2)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $67,899 lower and $4,054 higher than the carrying values at March 31, 2022 and December 31, 2021, respectively. The NAV per share would have increased by $0.31 and decreased by $0.02 per share at March 31, 2022 and December 31, 2021, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of March 31, 2022 and December 31, 2021 were $152,529 and $135,663, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

March 31, 2022
Stockholders' equity under GAAP	$1,919,120
Adjustments:
Accrued dealer manager fees (1)	151,016
Organization and offering costs (2)	698
Unrealized real estate appreciation (3)	816,793
Accumulated depreciation, amortization and other (4)	346,316
NAV	$3,233,943
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
(2)    The Advisor advanced organization and offering costs on our behalf through March 31, 2022. Such costs are reimbursed to the Advisor ratably over 36 months. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs are recognized as a reduction to NAV ratably over 36 months.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Credit Facility
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Proceeds from our private offering
•	Other Company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures	•	Sales of beneficial interests in the DST Program
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change
Net cash (used in) provided by operating activities	$(13,731)	$17,172	$(30,903)
Net cash used in investing activities	(84,689)	(166,868)	82,179
Net cash provided by financing activities	162,514	121,042	41,472
Net cash (used in) provided by operating activities decreased by $30,900 for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease in cash from operating activities is primarily due to the payment of the performance fee earned in 2021 in the amount of $36,711 offset by increase in cash from new acquisitions as well as increased rent collections from several tenants primarily in our retail segment.
Net cash used in investing activities decreased by $82,179 for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease was primarily related to decreased acquisitions made during the three months ended March 31, 2022 as compared to the same period in 2021.
Net cash provided by financing activities decreased by $41,469 for the three months ended March 31, 2022 as compared to the same period in 2021. The change is primarily related to an increase of $65,796 in stock issuance during the three months ended March 31, 2022 as compared to the same period in 2021. Offsetting the increase was $29,252 less of net proceeds from mortgage notes and other debt payment during the three months ended March 31, 2022 as compared to the same period in 2021.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at March 31, 2022 and December 31, 2021:

	Consolidated Debt
	March 31, 2022		December 31, 2021
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,322,079	3.33%	$1,268,220	3.37%
Variable	496,400	1.91	551,400	1.71
Total	$1,818,479	2.94%	$1,819,620	2.86%
Covenants
At March 31, 2022, we were in compliance with all debt covenants.
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
We are subject to fixed ground lease payments on South Beach Parking Garage of $112 per year until September 30, 2024 and these payments will increase every five years thereafter by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
The operating agreement for Grand Lakes Marketplace allows the unrelated third party joint venture partner, owning a 10% interest, to put its interest to us at a market determined value.
The operating agreement for 237 Via Vera Cruz, 13500 Danielson Street, 4211 Starboard, 2840, Loaker Avenue and 15890 Bernardo Center Drive allows the unrelated third party joint venture partner, owning a 5% interest, to put its interest to us at a market determined value starting July 31, 2024.
The operating agreement for Presley Uptown allows the unrelated third party joint venture partner, owning a 2.5% interest, to put its interest to us at a market determined value starting September 30, 2022 until September 30, 2024.

Off Balance Sheet Arrangements
None.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of March 31, 2022, we had consolidated debt of $1,818,479. Including the $1,523 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $1,816,956 at March 31, 2022. We also entered into interest rate swap agreements on $190,000 of debt, which cap the LIBOR rate at between 1.4% and 2.6%. A 0.25% movement in the interest rate on the $496,400 of variable-rate debt would have resulted in a $1,241 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2022, the fair value of our consolidated debt was estimated to be $67,899 lower than the carrying value of $1,818,479 If treasury rates were 0.25% higher as of March 31, 2022, the fair value of our consolidated debt would have been $72,029 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2022, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic.

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
There have been no material changes to the risk factors previously disclosed under "Item 1A. Risk Factors" 2021 Form 10-K.

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
During the three months ended March 31, 2022, we repurchased 3,012,118 shares of common stock under the share repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2022	1,931,656	$13.52	1,931,656	—
February 1 - February 28, 2022	531,858	13.73	531,858	—
March 1 - March 31, 2022	548,604	14.29	548,604	—
Total	3,012,118	$13.70	3,012,118	—
________

(1)     Repurchases are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended March 31, 2022.

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

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 16, 2022	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JONES LANG LASALLE INCOME PROPERTY TRUST, INC.

Date:	May 16, 2022	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer