Form 10-Q
period 2022-09-30
JLL Income Property Trust, Inc.
filed 2022-11-10
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 000-51948
_________________________________
JLL Income Property Trust, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 10, 2022 were 113,535,351 shares of Class A Common Stock, 25,679,508 shares of Class M Common Stock, 5,513,808 shares of Class A-I Common Stock, 95,188,736 shares of Class M-I Common Stock and 3,023,025 shares of Class D Common Stock.

JLL Income Property Trust, Inc.

Item 1. Financial Statements.
JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Investments in real estate:
Land (including from VIEs of $59,018 and $59,006, respectively)	$707,180	$598,564
Buildings and equipment (including from VIEs of $208,031 and $206,016, respectively)	3,654,788	3,010,359
Less accumulated depreciation (including from VIEs of $(30,645) and $(26,955), respectively)	(317,464)	(259,362)
Net property and equipment	4,044,504	3,349,561
Investment in unconsolidated real estate affiliates	216,480	217,044
Real estate fund investments	370,255	352,905
Investments in real estate and other assets held for sale	—	39,326
Net investments in real estate	4,631,239	3,958,836
Investment in marketable securities	43,315	43,206
Cash and cash equivalents (including from VIEs of $8,179 and $6,740, respectively)	79,144	70,273
Restricted cash (including from VIEs of $511 and $859, respectively)	45,336	51,203
Tenant accounts receivable, net (including from VIEs of $2,925 and $1,850, respectively)	18,857	9,066
Deferred expenses, net (including from VIEs of $977 and $533, respectively)	15,160	14,511
Acquired intangible assets, net (including from VIEs of $8,819 and $12,500, respectively)	256,804	216,227
Deferred rent receivable, net (including from VIEs of $1,529 and $1,135, respectively)	30,842	25,634
Prepaid expenses and other assets (including from VIEs of $341 and $284, respectively)	16,374	13,290
TOTAL ASSETS	$5,137,071	$4,402,246
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $146,793 and $147,076, respectively)	$1,885,993	$1,817,664
Liabilities held for sale	—	271
Accounts payable and other liabilities (including from VIEs of $2,849 and $2,477, respectively)	57,718	70,551
Financing obligation	661,629	448,319
Accrued offering costs	183,611	137,776
Accrued interest (including from VIEs of $518 and $368, respectively)	4,685	3,321
Accrued real estate taxes (including from VIEs of $1,621 and $679, respectively)	22,179	9,497
Advisor fees payable	23,640	39,709
Acquired intangible liabilities, net (including from VIEs of $448 and $541, respectively)	45,084	31,022
TOTAL LIABILITIES	2,884,539	2,558,130
Commitments and contingencies	—	—
Redeemable noncontrolling interests	6,581	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 113,377,867 and 100,038,362 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,134	1,000
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 25,356,949 and 36,458,191 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	254	365
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 5,766,710 and 9,356,309 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	58	94
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 95,354,761 and 52,676,693 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	954	527
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 3,023,025 and 7,513,281 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	30	75
Additional paid-in capital (net of offering costs of $327,021 and $264,066 as of September 30, 2022 and December 31, 2021, respectively)	2,759,879	2,284,839
Distributions to stockholders	(660,572)	(573,963)
Retained earnings	16,859	34,398
Total JLL Income Property Trust, Inc. stockholders’ equity	2,118,596	1,747,335
Noncontrolling interests	127,355	96,781
Total equity	2,245,951	1,844,116
TOTAL LIABILITIES AND EQUITY	$5,137,071	$4,402,246
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenues:
Rental revenue	$84,298	$58,100	$236,555	$161,369
Other revenue	2,485	2,827	7,190	8,185
Total revenues	86,783	60,927	243,745	169,554
Operating expenses:
Real estate taxes	11,500	8,282	34,124	24,573
Property operating expenses	16,066	10,947	44,066	31,052
Property general and administrative	558	470	2,052	946
Advisor fees	16,405	21,546	51,443	34,620
Company level expenses	2,742	940	6,813	3,123
Depreciation and amortization	34,608	23,519	100,905	64,682
Total operating expenses	81,879	65,704	239,403	158,996
Other income (expenses):
Interest expense	(18,436)	(11,714)	(70,343)	(31,264)
(Loss) income from unconsolidated real estate affiliates and fund investments	(9,145)	(1,270)	32,650	(4,021)
Investment income on marketable securities	513	88	1,110	88
Net realized income (loss) upon sale of marketable securities	26	38	(78)	38
Net unrealized change in fair value of investment in marketable securities	(4,249)	(1,711)	(11,047)	(1,711)
(Loss) gain on disposition of property and extinguishment of debt, net	(120)	—	31,372	33,422
Total other income and (expenses)	(31,411)	(14,569)	(16,336)	(3,448)
Net (loss) income	(26,507)	(19,346)	(11,994)	7,110
Less: Net loss (income) attributable to the noncontrolling interests	965	94	315	(34)
Net (loss) income attributable to JLL Income Property Trust, Inc.	$(25,542)	$(19,252)	$(11,679)	$7,076
Net (loss) income attributable to JLL Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.11)	(0.25)	(0.05)	0.04
Class M	(0.11)	(0.25)	(0.06)	0.04
Class A-I	(0.11)	(0.25)	(0.06)	0.04
Class M-I	(0.11)	(0.26)	(0.05)	0.03
Class D	(0.11)	(0.25)	(0.05)	0.03
Weighted average common stock outstanding-basic and diluted	236,605,250	189,887,181	225,002,017	181,981,691

See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts (Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, July 1, 2021	184,454,753	$1,845	$2,040,114	$(525,732)	$11,605	$19,768	$1,547,600
Issuance of common stock	12,288,669	122	152,178	—	—	—	152,300
Repurchase of shares	(2,358,010)	(24)	(29,340)	—	—	—	(29,364)
Conversion of shares	(2,501)	—	—	—	—	—	—
Offering costs	—	—	(14,796)	—	—	—	(14,796)
Net loss	—	—	—	—	(19,252)	(94)	(19,346)
Cash distributed to noncontrolling interests	—	—	—	—	—	(1,819)	(1,819)
Distributions declared per share ($0.135)	—	—	—	(23,388)	—	—	(23,388)
Balance, September 30, 2021	194,386,911	$1,943	$2,148,205	$(549,120)	$(7,647)	$21,278	$1,614,659
Balance, January 1, 2021	173,104,467	$1,731	$1,922,136	$(481,760)	$(14,723)	$20,039	$1,447,423
Issuance of common stock	30,588,256	305	369,256	—	—	—	369,561
Repurchase of shares	(9,322,654)	(93)	(111,406)	—	—	—	(111,499)
Conversion of shares	(3,158)	—	—	—	—	—	—
Offering costs	—	—	(32,019)	—	—	—	(32,019)
Stock based compensation	20,000	—	238	—	—	—	238
Net income	—	—	—	—	7,076	34	7,110
Cash distributed to noncontrolling interests	—	—	—	—	—	(2,218)	(2,218)
Distributions declared per share ($0.405)	—	—	—	(67,360)	—	—	(67,360)
Balance, September 30, 2021	194,386,911	$1,943	$2,148,205	$(549,120)	$(7,647)	$21,278	$1,614,659
Balance, July 1, 2022	231,471,024	2,314	2,611,860	(630,207)	43,590	91,433	2,118,990
Issuance of common stock	16,640,675	167	248,940	—	—	—	249,107
Repurchase of shares	(5,236,843)	(51)	(78,027)	—	—	—	(78,078)
Conversion of shares	32	—	—	—	—	—	—
Offering costs	—	—	(22,960)	—	—	—	(22,960)
Stock based compensation	4,424	—	66	—	—	—	66
Net loss ($22 income allocated to redeemable noncontrolling interests)	—	—	—	—	(25,542)	(943)	(26,485)
Issuance of OP units	—	—	—	—	—	38,200	38,200
Cash distributed to noncontrolling interests	—	—	—	—	—	(1,335)	(1,335)
Allocation to redeemable noncontrolling interests	—	—	—	—	(1,189)	—	(1,189)
Distributions declared per share ($0.140)	—	—	—	(30,365)	—	—	(30,365)
Balance, September 30, 2022	242,879,312	$2,430	$2,759,879	$(660,572)	$16,859	$127,355	$2,245,951
Balance, January 1, 2022	206,042,836	$2,061	$2,284,839	$(573,963)	$34,398	$96,781	$1,844,116
Issuance of common stock	46,833,235	468	683,313	—	—	—	683,781
Repurchase of shares	(10,022,459)	(99)	(145,714)	—	—	—	(145,813)
Conversion of shares	(1,082)	—	—	—	—	—	—
Offering costs	—	—	(62,955)	—	—	—	(62,955)
Stock based compensation	26,782	—	396	—	—	—	396
Net loss ($12 income allocated to redeemable noncontrolling interests)	—	—	—	—	(11,679)	(303)	(11,982)
Issuance of OP units	—	—	—	—	—	38,200	38,200
Cash distributed to noncontrolling interests	—	—	—	—	—	(3,401)	(3,401)
Allocation to redeemable noncontrolling interests	—	—	—	—	(5,860)	(3,922)	(9,782)
Distributions declared per share ($0.420)	—	—	—	(86,609)		—	(86,609)
Balance, September 30, 2022	242,879,312	$2,430	$2,759,879	$(660,572)	$16,859	$127,355	$2,245,951
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,994)	$7,110
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	100,030	63,948
Gain on disposition of property and extinguishment of debt	(31,372)	(33,422)
Net realized loss (gain) upon sale of marketable securities	78	(38)
Net unrealized loss in fair value of marketable securities	11,047	1,711
Straight line rent	(5,199)	(2,707)
(Income) loss from unconsolidated real estate affiliates and fund investments	(32,650)	4,021
Distributions from unconsolidated real estate affiliates and fund investments	16,002	8,121
Non-cash interest expense related to DST Program	35,095	5,582
Net changes in assets, liabilities and other	(39,654)	10,166
Net cash provided by operating activities	41,383	64,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(761,015)	(718,890)
Proceeds from sale of real estate investments and fixed assets	74,602	66,992
Capital improvements and lease commissions	(18,661)	(21,254)
Investment in unconsolidated real estate affiliates	(138)	(207,866)
Deposits for investments under contract	(2,000)	(4,159)
Investment in marketable securities	(25,637)	(31,170)
Proceeds from sale of marketable securities	14,403	1,320
Net cash used in investing activities	(718,446)	(915,027)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	811,273	484,169
Repurchase of shares	(145,813)	(111,499)
Offering costs	(14,321)	(12,252)
Distributions to stockholders	(30,767)	(24,296)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(3,556)	(2,218)
Contributions received from noncontrolling interests	38,200	3,423
Draws on credit facility	325,000	550,000
Payment on credit facility	(375,000)	(140,000)
Proceeds from mortgage notes and other debt payable	95,800	322,382
Debt issuance costs	(6,111)	(6,959)
Payment on early extinguishment of debt	(91)	—
Principal payments on mortgage notes and other debt payable	(14,553)	(84,582)
Net cash provided by financing activities	680,061	978,168
Net increase in cash, cash equivalents and restricted cash	2,998	127,633
Cash, cash equivalents and restricted cash at the beginning of the period	121,482	101,434
Cash, cash equivalents and restricted cash at the end of the period	$124,480	$229,067

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows
Cash and cash equivalents	$79,144	$188,380
Restricted cash	45,336	40,687
Cash, cash equivalents and restricted cash at the end of the period	$124,480	$229,067

Supplemental disclosure of cash flow information:
Interest paid	$40,616	$26,541
Non-cash activities:
Write-offs of receivables	$107	$38
Write-offs of retired assets and liabilities	21,053	4,312
Change in liability for capital expenditures	(100)	(29)
Net liabilities transferred at disposition of real estate investment	396	230
Net liabilities assumed at acquisition	2,390	1,369
Change in issuance of common stock receivable and redemption of common stock payable	769	(6,371)
Change in accrued offering costs	48,634	19,767
Assumption of mortgage notes payables	(54,910)	(53,219)
    See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$ in thousands, except per share amounts
NOTE 1—ORGANIZATION
General
Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Company” refer to JLL Income Property Trust, Inc. The terms “Advisor” and “LaSalle” refer to LaSalle Investment Management, Inc.
JLL Income Property Trust, Inc., formerly known as Jones Lang LaSalle Income Property Trust, Inc., is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of residential, industrial, office, retail and other properties located in the United States. Over time, our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of September 30, 2022, we owned interests in a total of 136 properties and over 4,000 single-family rental houses located in 26 states.
We own all or substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in our operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of September 30, 2022, we have raised aggregate proceeds from the issuance of OP Units in our operating partnership of $127,124, and owned directly or indirectly 96.0% of the OP Units of our operating partnership. The remaining 4.0% of the OP Units are held by third parties.
From our inception to September 30, 2022, we have received approximately $5,034,130 in gross offering proceeds from various public and private offerings of shares of our common stock. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC").
On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of September 30, 2022, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $706,334. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") of up to $350,000 in shares of our Class D common stock with an indefinite duration (the "Private Offering"). As of September 30, 2022, we have raised aggregate gross proceeds of $98,188 from our Private Offering. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”) to raise up to $2,000,000 in private placements exempt from registration under the Securities Act, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of September 30, 2022, we have raised $692,131 from our DST Program.
As of September 30, 2022, 113,377,867 shares of Class A common stock, 25,356,949 shares of Class M common stock, 5,766,710 shares of Class A-I common stock, 95,354,761 shares of Class M-I common stock, and 3,023,025 shares of Class D common stock were outstanding and held in aggregate by a total of 23,927 stockholders.
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

LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of September 30, 2022, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $37,600.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of September 30, 2022, our VIEs included The District at Howell Mill, Grand Lakes Marketplace, Presley Uptown, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, and 15890 Bernardo Center Drive due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of equity. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of September 30, 2022, noncontrolling interests represented the minority members’ proportionate share of the equity of The District at Howell Mill and our operating partnership.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interest are recorded as an allocation of retained earnings on our Consolidated Statements of Equity. During the nine months ended September 30, 2022, we recorded an allocation from noncontrolling interests to redeemable noncontrolling interests in the amount of $3,922. We have redeemable noncontrolling interest that related to Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, and 15890 Bernardo Center Drive as of September 30, 2022. As of September 30, 2022, $6,581 related to these third party joint ventures was included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $2,940 is immediately puttable by the holder of the noncontrolling interest. During the three months ended September 30, 2022, we received the put notice from the joint venture partner of Presley Uptown and expect to acquire their 2.5% interest during the fourth quarter of 2022 and have thus included $3,035 related to their interest within Accounts payable and other liabilities on our Consolidated Balance Sheet.
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
The interim financial data as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At September 30, 2022, our restricted cash balance on our Consolidated Balance Sheets was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at September 30, 2022 and December 31, 2021 was $9,757 and $8,436, respectively.
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
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $115,880 and $102,842 at September 30, 2022 and December 31, 2021, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $17,911 and $15,481 at September 30, 2022 and December 31, 2021, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the nine months ended September 30, 2022 and 2021, we recorded a net increase in fair value classified within the Level 3 category of $17,350 and $2,849, respectively, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio (as defined below) (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on our Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $156,355 lower and $3,794 higher than the aggregate carrying amounts at September 30, 2022 and December 31, 2021, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
As of September 30, 2022, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$190,000
The fair value of our interest rate swaps represent assets of $5,602 and liabilities of $2,580 at September 30, 2022 and December 31, 2021, respectively.
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
Ground Lease
As of September 30, 2022, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,074 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,245.
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
On July 15, 2022, we acquired Oak Street Lofts, a 187-unit residential property located in Tigard, Oregon for approximately $81,500. The acquisition was funded with cash on hand and a draw on our Credit Facility.
On July 21, 2022, we acquired Grand Rapids Medical Center, a 25,000 square foot medical office building located in Wyoming, Michigan for approximately $9,300. The acquisition was funded with cash on hand and a draw on our Credit Facility.
On July 29, 2022, we acquired Glendale Medical Center, a 20,000 square foot medical office building located in Los Angeles, California for approximately $18,200. The acquisition was funded with cash on hand and a draw on our Credit Facility.
On September 15, 2022, we acquired 6300 Dumbarton Circle, a 44,000 square foot life science building located in Fremont, California for approximately $38,000. The acquisition was funded with cash on hand.
On September 15, 2022, we acquired 6500 Kaiser Drive, a 88,000 square foot life science building located in Fremont, California for approximately $42,500. The acquisition was funded with cash on hand.

On September 16, 2022, we acquired Greater Sacramento Medical Center, a 18,000 square foot medical office building located in Rancho Cordova, California for approximately $11,100. The acquisition was funded with cash on hand.
On September 27, 2022, we acquired Molly Brook on Belmont, a 180-unit residential property located in North Haledon, New Jersey for approximately $89,500. We assumed a $54,910 mortgage note payable that bears an interest rate of 3.31% and matures on August 1, 2042. The acquisition was funded with cash on hand.
On September 30, 2022, we acquired West Phoenix Distribution Center, a 1,200,000 square foot industrial property located in Glendale, Arizona for approximately $135,000. The acquisition was funded with cash on hand and a draw on our Credit Facility.
We allocated the purchase price for our 2022 acquisitions in accordance with authoritative guidance as follows:

2022 Acquisitions
Land	$109,151
Building and equipment	635,890
In-place lease intangible (acquired intangible assets)	77,267
Above-market lease intangible (acquired intangible assets)	2,013
Below-market lease intangible (acquired intangible liabilities)	(17,823)
Assumed Debt Valuation	(13,212)
$793,286
Amortization period for intangible assets and liabilities	6 - 189 months
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
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates as of September 30, 2022 and December 31, 2021.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	September 30, 2022	December 31, 2021
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$13,592	$13,992
Pioneer Tower	Office	Portland, OR	June 28, 2016	101,298	103,529
The Tremont	Residential	Burlington, MA	July 19, 2018	21,321	21,345
The Huntington	Residential	Burlington, MA	July 19, 2018	10,253	10,773
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,405	30,685
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	39,611	36,720
Total				$216,480	$217,044

Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Total revenues	$8,126	$5,564	$23,707	$15,964
Total operating expenses	5,597	4,958	17,998	16,394
Operating income (loss)	$2,529	$606	$5,709	$(430)
Interest expense	(687)	834	(1,698)	2,513
Net income (loss)	$3,216	$(228)	$7,407	$(2,943)
Real Estate Fund Investments
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of September 30, 2022, the NYC Retail Portfolio owned eight retail properties totaling approximately 1,940,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investments. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of September 30, 2022 and December 31, 2021, the carrying amount of our investment in the NYC Retail Portfolio was $76,786 and $84,874, respectively. During the three and nine months ended September 30, 2022, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $7,944 and $8,088, respectively, and received no cash distributions. During the three and nine months ended September 30, 2021, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $2,813 and $2,849 and received no cash distributions.
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
At acquisition we made the election to account for our interest in the Single-Family Rental Portfolio under the fair value option. As of September 30, 2022 and December 31, 2021, the carrying amount of our investment in the Single-Family Rental Portfolio was $293,469 and $268,031, respectively. During the three and nine months ended September 30, 2022, we recorded a decrease in fair value of our investment in the Single-Family Rental Portfolio of $7,117 and an increase of $25,438, respectively. During the three and nine months ended September 30, 2022, we received distributions of income totaling $2,700 and $7,895, respectively. These cash distributions of income increased income from unconsolidated real estate affiliates and fund investments.

Summarized Combined Balance Sheets—NYC Retail Portfolio Investment and Single-Family Rental Portfolio—Fair Value Option Investment

	September 30, 2022	December 31, 2021
Investment in real estate	$1,721,970	$1,666,923
Cash	20,725	19,650
Other assets	53,282	55,562
Total assets	$1,795,977	$1,742,135

Total liabilities	832,409	823,503
Partners' capital	963,568	918,632
Total liabilities and partners' capital	$1,795,977	$1,742,135
Summarized Statement of Operations—NYC Retail Portfolio Investment and Single-Family Rental Portfolio—Fair Value Option Investment

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Total revenue	$20,583	$12,747	$61,859	$11,671

Net investment income	7,123	4,372	23,443	4,390
Net change in unrealized gain (loss) on investment in real estate venture	(51,125)	(10,295)	39,676	(10,163)
Net (loss) income	$(44,002)	$(5,923)	$63,119	$(5,773)

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2042 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			September 30, 2022	December 31, 2021
Mortgage notes payable (1) (2) (3)	June 1, 2023 - August 1, 2042	1.76% - 5.30%	$1,320,777	$1,184,620
Credit facility
Revolving line of credit	April 28, 2025	4.49%	335,000	300,000
Bridge loan	December 1, 2022	1.75%	—	100,000
Term loans	April 28, 2027	4.34% - 3.40%	250,000	235,000
TOTAL			$1,905,777	$1,819,620
Net debt discount on assumed debt and debt issuance costs			(19,784)	(1,956)
Mortgage notes and other debt payable, net			$1,885,993	$1,817,664
________
(1)     During the nine months ending September 30, 2022, we entered into the following new mortgage notes payable:
•On February 15, 2022, we entered into a $55,800 mortgage payable on Reserve at Venice. The mortgage note bears an interest of 2.98% and matures on March 1, 2032.
•On March 18, 2022, we entered into a $40,000 mortgage payable on Friendship Distribution Center. The mortgage note bears an interest rate equal to the Secured Overnight Financing Rate ("SOFR") plus 1.75% (4.71% at September 30, 2022) and matures on March 1, 2029.
(2)    During the nine months ending September 30, 2022, we repaid the following mortgage notes payable:
•On August 5, 2022, we repaid the mortgage note payable related to Oak Grove Plaza in the amount of $8,770.
(3)    During the nine months ending September 30, 2022, we assumed the following mortgage notes payable:
•On September 27, 2022, we assumed a mortgage payable that was originated on August 1, 2022 on Molly Brook on Belmont. The mortgage bears an interest rate of 3.31% and matures on August 1, 2042. As of September 30, 2022, the balance of the loan was $54,910.
Aggregate future principal payments of mortgage notes and other debt payable as of September 30, 2022 are as follows:

Year	Amount
2022	$2,192
2023	90,732
2024	17,653
2025	528,473
2026	309,240
Thereafter	957,487
Total	$1,905,777
Credit Facility
On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the “Credit Facility”) with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving credit facility (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month term SOFR plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.30% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term

SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility is April 28, 2025 and the Term Loan is April 28, 2027. The Credit Facility contains two, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.35% and Adjusted Term SOFR plus 1.30% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.0%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of September 30, 2022, we believe no material adverse effects had occurred.
On December 10, 2021, we entered into an additional $100,000 short-term bridge loan (the "Bridge Loan") with JPMorgan Chase Bank, N.A. under the same terms as our Credit Facility. The Bridge Loan bore interest at the SOFR plus 1.45% to 2.15% depending on our total leverage ratio. The maturity date of the Bridge Loan was December 1, 2022 and had two, three month extension options. Based on our current total leverage ratio, this borrowing was priced at SOFR plus 1.70%. The Bridge Loan was extinguished on April 28, 2022 upon execution of the Credit Facility.
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
At September 30, 2022, we had $335,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR + 1.35% and $250,000 outstanding under the Term Loan at Adjusted Term SOFR + 1.30%. We swapped $190,000 of the Revolving Credit Facility to a fixed rate of 2.40% (all in rate of 3.80% at September 30, 2022). The interest rate swap agreements have maturity dates ranging from February 17, 2023 through April 28, 2027.
Covenants
At September 30, 2022, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at September 30, 2022 and December 31, 2021 was $10,357 and $8,024, respectively.

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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the nine months ended September 30, 2022 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total
Balance, December 31, 2021	100,038,362	36,458,191	9,356,309	52,676,693	7,513,281	206,042,836
Issuance of common stock	17,315,689	4,634,301	380,691	24,529,336	—	46,860,017
Repurchase of common stock	(2,262,613)	(579,709)	(479,748)	(2,210,133)	(4,490,256)	(10,022,459)
Share conversions	(1,713,571)	(15,155,834)	(3,490,542)	20,358,865	—	(1,082)
Balance, September 30, 2022	113,377,867	25,356,949	5,766,710	95,354,761	3,023,025	242,879,312
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the nine months ended September 30, 2022 were as follows:

	Nine Months Ended September 30, 2022
	# of shares	Amount
Class A Shares	17,315,689	$254,494
Class M Shares	4,634,301	67,496
Class A-I Shares	380,691	5,649
Class M-I Shares	24,529,336	356,538
Total		$684,177

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the nine months ended September 30, 2022, we repurchased 10,022,459 shares of common stock in the amount of $145,813. During the nine months ended September 30, 2021, we repurchased 9,322,654 shares of common stock in the amount of $111,499.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the nine months ended September 30, 2022, we issued 3,787,076 shares of common stock for $55,842 under the distribution reinvestment plan. For the nine months ended September 30, 2021, we issued 3,540,535 shares of common stock for $43,064 under the distribution reinvestment plan.
Operating Partnership Units
In connection with the acquisitions of Siena Suwanee Town Center and South San Diego Distribution Center, our operating partnership issued 7,037,257 OP Units to third parties for a total of $88,925. On July 8, 2022, our operating partnership exercised its fair market value purchase option to acquire The Reserve at Johns Creek and issued 2,575,832 OP Units for approximately $38,200 to DST investors. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
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

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended September 30, 2022
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net loss per share before performance fee	$(9,669)	$(2,170)	$(515)	$(7,964)	$(370)
Allocation of performance fee	2,017	501	117	1,946	85
Total	$(11,686)	$(2,671)	$(632)	$(9,910)	$(455)
Weighted average number of common shares outstanding	110,582,768	24,823,195	5,891,345	91,080,115	4,227,827
Basic and diluted net loss per share:	$(0.11)	$(0.11)	$(0.11)	$(0.11)	$(0.11)

	Nine Months Ended September 30, 2022
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$3,834	$1,032	$256	$2,788	$200
Allocation of performance fee	8,620	2,652	645	6,714	493
Total	$(4,786)	$(1,620)	$(389)	$(3,926)	$(293)
Weighted average number of common shares outstanding	106,347,069	28,640,272	7,112,283	77,348,035	5,554,359
Basic and diluted net income per share:	$(0.05)	$(0.06)	$(0.06)	$(0.05)	$(0.05)

	Three Months Ended September 30, 2021
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(16,540)	$(6,140)	$(1,651)	$(7,537)	$(1,313)
Allocation of performance fee	6,662	2,635	710	3,463	582
Total	$(23,202)	$(8,775)	$(2,361)	$(11,000)	$(1,895)
Weighted average number of common shares outstanding	94,656,530	35,138,533	9,447,086	43,131,751	7,513,281
Basic and diluted net loss per share:	$(0.25)	$(0.25)	$(0.25)	$(0.26)	$(0.25)

	Nine Months ended September 30, 2021
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$10,649	$4,063	$1,108	$4,450	$806
Allocation of performance fee	6,662	2,635	710	3,463	582
Total	$3,987	$1,428	$398	$987	$224
Weighted average number of common shares outstanding	91,944,466	35,082,628	9,569,529	38,424,069	6,961,022
Basic and diluted net income per share:	$0.04	$0.04	$0.04	$0.03	$0.03

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until December 21, 2021, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of September 30, 2022 and December 31, 2021, LaSalle had paid $2,409 and $2,113, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on our Consolidated Balance Sheets.
NOTE 7—DST PROGRAM
On October 16, 2019, we, through our operating partnership, initiated the DST Program, and on November 8, 2022, our board of directors approved an increase to raise up to a total of $2,000,000 in private placements through the sale of beneficial interests in specific DSTs holding DST Properties, which may be sourced from our existing portfolio or from newly acquired properties sourced from third parties. Each DST Property will be leased back by a wholly owned subsidiary of our operating partnership on a long-term basis of up to ten years pursuant to a master lease agreement. The master lease agreements are expected to be guaranteed by our operating partnership. As compensation for the master lease guarantee, our operating partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors at any time after two years from the closing of the applicable DST offering in exchange for OP Units or cash, at our discretion.
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by our operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on our Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST totaling $1,089 are accounted for as deferred loan costs and are netted against the financing obligation.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. For the three and nine months ended September 30, 2022, we recorded interest expense related to the master lease in the amounts of $5,492 and $13,885, respectively. For the three and nine months ended September 30, 2021, we recorded interest expense related to the master lease in the amounts of $2,241 and $5,582, respectively. Upon the determination that it is probable that our operating partnership will exercise the fair market value purchase option, we will recognize additional interest expense or interest income to the financing obligation to account for the difference between the fair value of the property and the outstanding liabilities. We determined that certain properties were probable for exercising the fair market value purchase option and recorded non-cash interest expense of $1,932 and $21,210 during the three and nine months ended September 30, 2022, respectively. We will remeasure the fair value of these properties at each balance sheet date and adjust the non-cash interest expense recognized over the remaining term of the master lease for any changes in fair value. If we elect to repurchase the property prior to the maturity date of the master lease, we will record the difference between the repurchase amount and the financial obligation as additional non-cash interest expense in the period of repurchase. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on our Consolidated Statements of Operations and Comprehensive Income. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the specific DST and could fluctuate over time.

On July 8, 2022, our operating partnership exercised its fair market value purchase option to acquire The Reserve at Johns Creek and issued 2,575,832 OP Units for approximately $38,200 to DST investors. As of September 30, 2022, we have sold $692,131 in interests related to the DST Program. As of September 30, 2022, the following properties are included in our DST Program:
•Summit at San Marcos,
•Mason Mill Distribution Center,
•San Juan Medical Center,
•The Penfield,
•Milford Crossing,
•Villas at Legacy,
•Montecito Marketplace,
•Whitestown Distribution Center,
•Louisville Airport Distribution Center,
•The Preserve at the Meadows,
•The Rockwell,
•9101 Stony Point Drive,
•Reserve at Venice,
•Friendship Distribution Center,
•Duke Medical Center,
•Silverstone Marketplace,
•South Reno Medical Center,
•Sugar Land Medical Plaza,
•Suwanee Distribution Center, and
•West Phoenix Distribution Center.
NOTE 8—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at September 30, 2022 are as follows:

Year	Amount
2022	$80,123
2023	220,058
2024	169,682
2025	147,398
2026	131,873
Thereafter	548,926
Total	$1,298,060
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three and nine months ended September 30, 2022, no tenants accounted for greater than 10% of minimum base rents.
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

Fixed advisory fees for the three and nine months ended September 30, 2022 were $11,551 and $31,654, respectively. The fixed advisory fees for the three and nine months ended September 30, 2021 were $7,404 and $20,477, respectively. Performance fees for the three and nine months ended September 30, 2022 were $4,854 and $19,789, respectively. Performance fees for the three and nine months ended September 30, 2021 were $14,142. Included in Advisor fees payable at September 30, 2022 was $3,851 of fixed advisory fee expense and $19,789 of performance fee expense. Included in Advisor fees payable for the year ended December 31, 2021 was $2,998 of fixed advisory fee expense and $36,711 of performance fee expenses.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and nine months ended September 30, 2022, we paid JLL Americas $435 and $1,422, respectively, for property management and leasing services. For the three and nine months ended September 30, 2021, we paid JLL Americas $305 and $784, respectively, for property management and leasing services. During the three and nine months ended September 30, 2022, there were no mortgage brokerage fees paid to JLL Americas. During the three and nine months ended September 30, 2021, we paid JLL Americas $0 and $371, respectively, in mortgage brokerage fees related to the mortgage notes payable for Louisville Airport Distribution Center and Townlake of Coppell.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and nine months ended September 30, 2022, we paid the Dealer Manager selling commissions and dealer manager fees totaling $4,244 and $12,106, respectively. For the three and nine months ended September 30, 2021, we paid Dealer Manager selling commissions and dealer manager fees totaling $3,167 and $8,718, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs, at September 30, 2022 and December 31, 2021, were $181,202 and $135,663 of future dealer manager fees payable, respectively.
As of September 30, 2022 and December 31, 2021, we owed $2,409 and $2,113, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock). These costs are included in accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the three and nine months ended September 30, 2022, the taxable REIT subsidiary paid $2,680 and $5,033, respectively, to the Dealer Manager. For the three and nine months ended September 30, 2021, the taxable REIT subsidiary paid $535 and $3,278, respectively, to the Dealer Manager. In addition, the Dealer Manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total equity of each outstanding unit of beneficial interest for such day, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit or 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with our operating partnership's fair market value purchase option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share or 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the three and nine months ended September 30, 2022, the DSTs paid $402 and $1,031, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program. For the three and nine months ended September 30, 2021, the DSTs paid $206 and $510, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST pays the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the three and nine months ended September 30, 2022, the DSTs paid $254 and $656, respectively, in management fees to our Advisor in connection with the DST Program. For the three and nine months ended September 30, 2021, the DSTs paid $123 and $306, respectively, in management fees to our Advisor in connection with the DST Program.
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
The operating agreement for Presley Uptown allows the unrelated third party joint venture partner, owning a 2.5% interest, to put its interest to us at a market determined value starting September 30, 2022 until September 30, 2024. During the three months ended September 30, 2022, we received the put notice from the joint venture partner of Presley Uptown and expect to acquire their 2.5% interest during the fourth quarter of 2022.
NOTE 11—SEGMENT REPORTING
We have five reportable operating segments: industrial, office, residential, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three and nine months ended September 30, 2022 and 2021.

	Industrial	Office	Residential	Retail	Other	Total
Assets as of September 30, 2022	$1,571,549	$647,651	$1,645,121	$635,586	$23,986	$4,523,893
Assets as of December 31, 2021	1,352,580	479,306	1,301,454	564,565	23,412	3,721,317

Three Months Ended September 30, 2022

Capital expenditures by segment	$3,568	$781	$2,341	$1,424	$—	$8,114

Revenues:
Rental revenue	$26,213	$12,998	$29,825	$15,151	$111	$84,298
Other revenue	19	315	1,535	111	505	2,485
Total revenues	$26,232	$13,313	$31,360	$15,262	$616	$86,783
Operating expenses:
Real estate taxes	$3,859	$1,242	$4,615	$1,677	$107	$11,500
Property operating expenses	2,133	2,800	8,595	2,340	198	16,066
Total segment operating expenses	$5,992	$4,042	$13,210	$4,017	$305	$27,566

Reconciliation to net income

Property general and administrative						558
Advisor fees						16,405
Company level expenses						2,742
Depreciation and amortization						34,608
Total operating expenses						$81,879
Other income and (expenses):
Interest expense						$(18,436)
Loss from unconsolidated real estate affiliates and fund investments						(9,145)
Investment income on marketable securities						513
Net realized gain upon sale of marketable securities						26
Net unrealized change in fair value of investment in marketable securities						(4,249)
Loss on disposition of property and extinguishment of debt, net						(120)
Total other income and (expenses)						$(31,411)
Net loss						$(26,507)

Reconciliation to total consolidated assets as of September 30, 2022
Assets per reportable segments						$4,523,893
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						613,178
Total consolidated assets						$5,137,071

Reconciliation to total consolidated assets as of December 31, 2021
Assets per reportable segments						$3,721,317
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						680,929
Total consolidated assets						$4,402,246

	Industrial	Office	Residential	Retail	Other	Total
Three Months Ended September 30, 2021

Capital expenditures by segment	$4,118	$718	$1,487	$634	$—	$6,957

Revenues:
Rental revenue	$18,126	$8,791	$18,668	$183	$12,332	$58,100
Other revenue	66	397	1,546	611	207	2,827
Total revenues	$18,192	$9,188	$20,214	$794	$12,539	$60,927
Operating expenses:
Real estate taxes	$2,629	$823	$3,266	$113	$1,451	$8,282
Property operating expenses	1,398	1,823	5,834	183	1,709	10,947
Total segment operating expenses	$4,027	$2,646	$9,100	$296	$3,160	$19,229

Reconciliation to net income
Property general and administrative						470
Advisor fees						21,546
Company level expenses						940
Depreciation and amortization						23,519
Total operating expenses						$65,704
Other income and (expenses):
Interest expense						$(11,714)
Loss from unconsolidated real estate affiliates and fund investment						(1,270)
Investment income on marketable securities						88
Net realized loss upon sale of marketable securities						38
Net unrealized change in fair value of investment in marketable securities						(1,711)
Total other income and (expenses)						$(14,569)
Net loss						$(19,346)

	Industrial	Office	Residential	Retail	Other	Total
Nine Months Ended September 30, 2022

Capital expenditures by segment	$6,719	$3,758	$5,169	$3,105	$11	$18,762

Revenues:
Rental revenue	$76,561	$35,542	$82,759	$41,456	$237	$236,555
Other revenue	87	1,077	3,956	374	1,696	7,190
Total revenues	$76,648	$36,619	$86,715	$41,830	$1,933	$243,745
Operating expenses:
Real estate taxes	$12,212	$3,567	$13,018	$5,038	$289	$34,124
Property operating expenses	6,330	7,252	23,549	6,345	590	44,066
Total segment operating expenses	$18,542	$10,819	$36,567	$11,383	$879	$78,190

Reconciliation to net income
Property general and administrative						2,052
Advisor fees						51,443
Company level expenses						6,813
Depreciation and amortization						100,905
Total operating expenses						$239,403
Other income and (expenses):
Interest expense						$(70,343)
Income from unconsolidated real estate affiliates and fund investments						32,650
Investment income on marketable securities						1,110
Net realized loss upon sale of marketable securities						(78)
Net unrealized change in fair value of investment in marketable securities						(11,047)
Gain on disposition of property and extinguishment of debt, net						31,372
Total other income and (expenses)						$(16,336)
Net loss						$(11,994)

	Industrial	Office	Residential	Retail	Other	Total
Nine Months Ended September 30, 2021

Capital expenditures by segment	$12,999	$2,055	$4,103	$2,110	$16	$21,283

Revenues:
Rental revenue	$49,331	$23,788	$51,451	$36,523	$276	$161,369
Other revenue	128	1,212	4,424	383	2,038	8,185
Total revenues	$49,459	$25,000	$55,875	$36,906	$2,314	$169,554
Operating expenses:
Real estate taxes	$7,606	$2,451	$9,443	$4,723	$350	$24,573
Property operating expenses	3,894	4,878	15,768	5,952	560	31,052
Total segment operating expenses	$11,500	$7,329	$25,211	$10,675	$910	$55,625

Reconciliation to net income
Property general and administrative						946
Advisor fees						34,620
Company level expenses						3,123
Depreciation and amortization						64,682
Total operating expenses						$158,996
Other income and (expenses):
Interest expense						$(31,264)
Loss from unconsolidated real estate affiliates and fund investments						(4,021)
Investment income on marketable securities						88
Net realized loss upon sale of marketable securities						38
Net unrealized change in fair value of investment in marketable securities						(1,711)
Gain on disposition of property and extinguishment of debt, net						33,422
Total other income and (expenses)						$(3,448)
Net income						$7,110
NOTE 12—INVESTMENT IN MARKETABLE SECURITIES
The following is a summary of our investment in marketable securities held as of September 30, 2022 and December 31, 2021, which consisted entirely of stock of publicly traded REITs.

	September 30, 2022	December 31, 2021
Investment in marketable securities - cost	$51,425	$40,273
Unrealized gains	29	3,161
Unrealized losses	(8,139)	(228)
Net unrealized (loss) gain	(8,110)	2,933
Investment in marketable securities - fair value	$43,315	$43,206
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares purchased first are sold first. During the nine months ended September 30, 2022, marketable securities sold generated proceeds of $14,403, resulting in realized gains of $492, and realized losses of $570.

NOTE 13—SUBSEQUENT EVENTS
On October 6, 2022, we acquired Puget Sound Distribution Center, a 142,000 square foot industrial property located in Lacey, Washington for approximately $23,800. The acquisition was funded with cash on hand.
On November 8, 2022, our board of directors approved a gross dividend for the third quarter of 2022 of $0.14 per share and OP unit to stockholders and OP Unit holders of record as of December 22, 2022. The dividend will be paid on or around December 29, 2022. Class A, Class M, Class A-I, Class M-I and Class D stockholders and OP Unit holders will receive $0.14 per share, less applicable class-specific fees, if any.
On November 8, 2022, our board of directors approved an increase in the maximum offering size of the DST Program to $2,000,000.
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

Estimated Percent of Fair Value as of September 30, 2022:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2022 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. No such strategy changes or market conditions have been identified as of September 30, 2022.
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

Properties
Properties owned at September 30, 2022, including DST Properties, are as follows:

					Percentage Leased as of September 30, 2022
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 E 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	100

					Percentage Leased as of September 30, 2022
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frey Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6635 West Frye Road	Chandler, AZ	June 8, 2022	100	105,000	100
6575 West Frye Road	Chandler, AZ	June 8, 2022	100	140,000	100
Louisville Airport Distribution Center	Louisville, KY	June 24, 2021	100	284,000	100
237 Via Vera Cruz (1)	San Marcos, CA	July 2, 2021	95	66,000	100
13500 Danielson Street (1)	Poway, CA	July 2, 2021	95	73,000	100
4211 Starboard Drive (1)	Fremont, CA	July 9, 2021	95	130,000	100
5 National Way	Durham, NC	September 28, 2021	100	188,000	100
47 National Way	Durham, NC	September 28, 2021	100	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	October 20, 2021	100	126,000	100
4630 Distribution Pkwy	Buford, GA	October 20, 2021	100	149,000	100
4646 Distribution Pkwy	Buford, GA	October 20, 2021	100	102,000	100
4651 Distribution Pkwy	Buford, GA	October 20, 2021	100	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	October 28, 2021	100	320,000	100
2055 Sanyo Avenue	San Diego, CA	October 28, 2021	100	209,000	56
2065 Sanyo Avenue	San Diego, CA	October 28, 2021	100	136,000	100
1755 Britannia Drive	Elgin, IL	November 16, 2021	100	80,000	100
2451 Bath Road	Elgin, IL	November 16, 2021	100	327,000	100
687 Conestoga Parkway	Shepardsville, KY	November 17, 2021	100	327,000	100
2840 Loker Avenue	Carlsbad, CA	November 30, 2021	95	104,000	100
15890 Bernardo Center Drive	San Diego, CA	November 30, 2021	95	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	April 8, 2022	100	459,000	100
West Phoenix Distribution Center	Glendale, AZ	September 30, 2022	100	1,200,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	84
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	84
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	90
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	71
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
9101 Stony Point Drive	Richmond, VA	September 15, 2021	100	87,000	100
North Tampa Surgery Center	Odessa, FL	October 8, 2021	100	13,000	100
Duke Medical Center	Durham, NC	December 23, 2021	100	60,000	96
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	December 23, 2021	100	11,000	100
1203 SW 7 Highway	Blue Springs, MO	December 23, 2021	100	10,000	100
Roeland Park Medical Office	Roeland Park, KS	December 28, 2021	100	30,000	100
South Reno Medical Center	Reno, NV	December 28, 2021	100	32,000	100
Sugar Land Medical Plaza	Sugar Land, TX	December 30, 2021	100	37,000	100
Cedar Medical Center	Flagstaff, AZ	April 29, 2022	100	26,000	100

					Percentage Leased as of September 30, 2022
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
North Boston Medical Center	Haverhill, MA	June 28, 2022	100	30,000	100
North Charlotte Medical Center	Stanley, NC	June 28, 2022	100	25,000	100
Grand Rapids Medical Center	Wyoming, MI	July 21, 2022	100	25,000	100
Glendale Medical Center	Los Angeles, CA	July 29, 2022	100	20,000	100
6300 Dumbarton Circle	Fremont, CA	September 15, 2022	100	44,000	100
6500 Kaiser Drive	Fremont, CA	September 15, 2022	100	88,000	100
Greater Sacramento Medical Center	Rancho Cordova, CA	September 16, 2022	100	18,000	100
Residential Segment:
Townlake of Coppell	Coppell, TX	May 22, 2015	100%	351,000	93%
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	95
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	92
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	99
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	87
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	95
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	97
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	91
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	92
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	93
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	89
Presley Uptown (1)	Charlotte, NC	September 30, 2019	98	190,000	88
Princeton North Andover	North Andover, MA	May 3, 2021	100	204,000	96
The Preserve at the Meadows	Fort Collins, CO	August 23, 2021	100	208,000	96
The Rockwell	Berlin, MA	August 31, 2021	100	233,000	96
Miramont Apartments	Fort Collins, CO	September 29, 2021	100	212,000	97
Pinecone Apartments	Fort Collins, CO	September 29, 2021	100	176,000	95
Reserve at Venice	North Venice, FL	December 17, 2021	100	268,000	94
Woodside Trumbull	Trumbull, CT	December 21, 2021	100	207,000	95
Jefferson Lake Howell	Casselberry, FL	March 30, 2022	100	374,000	92
Oak Street Lofts	Tigard, OR	July 15, 2022	100	162,000	95
Molly Brook on Belmont	North Haledon, NJ	September 27, 2022	100	177,000	99
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	96%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	73
Oak Grove Plaza	Sachse, TX	January 17, 2014	100	120,000	97
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	99
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	100
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	84
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	100
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	99
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	96
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	93
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	100
Patterson Place	Durham, NC	May 31, 2022	100	25,000	82
Silverado Square	Las Vegas, NV	June 1, 2022	100	48,000	98
Woodlawn Point	Marietta, GA	June 30, 2022	100	98,000	95

					Percentage Leased as of September 30, 2022
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (4)(5)	NY/NJ	December 8, 2015	14	1,938,000	93
Pioneer Tower (6)	Portland, OR	June 28, 2016	100	296,000	68
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	98
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	97
Siena Suwanee Town Center	Suwanee, GA	December 15, 2020	100	226,000	93
Single-Family Rental Portfolio (5)(7)	Various	August 5, 2021	47	7,207,000	95
Kingston at McLean Crossing (1)	McLean, VA	December 3, 2021	80	223,000	95
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
(7)We own an approximate 47% interest in a portfolio of over 4,000 single-family rental homes located in various cities across the United States.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of September 30, 2022:

	Number of Properties	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Industrial	59	13,296,000	60%	99%	$6.38
Office	24	1,527,000	7	95	32.71
Residential	22	5,167,000	23	94	24.19
Retail	15	2,007,000	9	94	21.93
Other	1	130,000	1	N/A	N/A
Total	121	22,127,000	100%	97%	$13.74
________
(1)Amount calculated as in-place minimum base rent for all occupied space at September 30, 2022 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of September 30, 2022, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.65 for our consolidated properties.

Recent Events and Outlook
Property Valuations
Property valuations across our portfolio are generally seeing flat valuations being driven by increasing market rents offset by increasing capitalization and discount rates during the three months ending September 30, 2022.
Credit Facility
On April 28, 2022, we entered into our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. We are in compliance with our debt covenants as of September 30, 2022. We expect to maintain compliance with our debt covenants.
Liquidity
At September 30, 2022, we had in excess of $79,000 in total cash on hand and $415,000 of capacity under our Credit Facility. Looking at the remainder of 2022 and into 2023, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares and fund quarterly distributions.
Share Repurchase Plan
During the third quarter of 2022, we repurchased $78,078 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $172,011. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the fourth quarter of 2022 is $181,099.
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
On October 16, 2019, we through our operating partnership, initiated the DST Program to raise up to $2,000,000 in private placements exempt from registration under the Securities Act through the sale of beneficial interests to accredited investors in specific DSTs holding DST Properties, which may be sourced from our real properties or from third parties.
Capital Raised and Use of Proceeds
As of September 30, 2022, we have raised gross proceeds of over $4,524,000 from our public and private offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $5,332,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $655,000 and repurchase shares of our common stock for approximately $1,049,000.
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
On July 15, 2022, we acquired Oak Street Lofts, a 187 unit residential property located in Tigard, Oregon for approximately $81,500.
On July 21, 2022, we acquired Grand Rapids Medical Center, a 25,000 square foot medical office building located in Wyoming, Michigan for approximately $9,300.
On July 29, 2022, we acquired Glendale Medical Center, a 20,000 square foot medical office building located in Los Angeles, California for approximately $18,200.
On September 15, 2022, we acquired 6300 Dumbarton Circle, a 44,000 square foot life science building located in Fremont, California for approximately $38,000.
On September 15, 2022, we acquired 6500 Kaiser Drive, a 88,000 square foot life science building located in Fremont, California for approximately $42,500.
On September 16, 2022, we acquired Greater Sacramento Medical Center, a 18,000 square foot medical office building located in Rancho Cordova, California for approximately $11,100.
On September 27, 2022, we acquired Molly Brook on Belmont, a 180-unit residential property located in North Haledon, New Jersey for approximately $89,500.
On September 30, 2022, we acquired West Phoenix Distribution Center, a 1,200,000 square foot industrial property located in Glendale, Arizona for approximately $135,000.
Property Dispositions
On January 6, 2022, we sold Norfleet Distribution Center, a 702,000 square foot industrial property located in Kansas City, Missouri for approximately $60,375 less closing costs. We recorded a gain on the sale of the property in the amount of $34,186.
On January 24, 2022, we sold The Edge at Lafayette, a 207,000 square foot student housing apartment property located in Lafayette, Louisiana for approximately $16,500 less closing costs. We recorded a gain on the sale of the property in the amount of $13.
Financing
On March 1, 2022, we entered into a $55,800 mortgage payable on Reserve at Venice. The mortgage note bears an interest of 2.98% and matures on March 1, 2032.
On March 1, 2022, we entered into a $40,000 mortgage payable on Friendship Distribution Center. The mortgage note bears an interest rate of SOFR plus 1.75% (4.71% at September 30, 2022) and matures on March 1, 2029.

On September 27, 2022, we assumed a $54,910 mortgage payable that was originated on August 1, 2022 on Molly Brook on Belmont. The mortgage bears an interest rate of 3.31% and matures on August 1, 2042.
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
We expect to maintain a targeted Company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted Company leverage ratio. Our Company leverage ratio was 36% as of September 30, 2022.
2022 Key Initiatives
During the remainder of 2022, we intend to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchase stock under our share repurchase plan and fund quarterly distributions. We look to make investments that fit with our investment objectives and guidelines. Likely investment candidates may include well-located, well-leased residential properties; which includes single-family rental houses, industrial properties and medical office properties. We will also attempt to further our geographic diversification. We will look to keep the Company leverage ratio in the 30% to 50% range in the near term consistent with traditional core real estate. We also intend to use our Revolving Credit Facility to allow us to efficiently manage our cash flows.

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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as acquired in the current or prior year in the Properties section above in addition to South Seattle Distribution Center (sold in 2021), Norfleet Distribution Center (sold in 2022) and The Edge at Lafayette (sold in 2022). Properties owned for the nine months ended September 30, 2022 and 2021 are referred to as our comparable properties.
Results of Operations for the Three Months Ended September 30, 2022 and 2021
Revenues
The following chart sets forth revenues by reportable segment for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Revenues:
Rental revenue
Residential	$17,623	$15,808	$1,815	11.5%
Industrial	13,711	13,015	696	5.3
Office	7,246	7,520	(274)	(3.6)
Retail	13,818	12,332	1,486	12.0
Other	111	183	(72)	(39.3)
Comparable properties total	$52,509	$48,858	$3,651	7.5%
Recent acquisitions and sold properties	31,789	9,242	22,547	244.0
Total rental revenue	$84,298	$58,100	$26,198	45.1%

Other revenue
Residential	$952	$790	$162	20.5%
Industrial	—	64	(64)	(100.0)
Office	314	397	(83)	(20.9)
Retail	111	207	(96)	(46.4)
Other	505	611	(106)	(17.3)
Comparable properties total	$1,882	$2,069	$(187)	(9.0)%
Recent acquisitions and sold properties	603	758	(155)	(20.4)
Total other revenue	$2,485	$2,827	$(342)	(12.1)%

Total revenues	$86,783	$60,927	$25,856	42.4%
Rental revenues at comparable properties increased $3,651 for the three months ended September 30, 2022 as compared to the same period in 2021. The increases within our residential and industrial segments was primarily related to an increase in rental rates and occupancy at various properties during the three months ended September 30, 2022 as compared to the same period of 2021. Increases in our retail segment is primarily related to an increase in collections from tenants that experienced a decrease in operations from COVID-19 in 2021 as well as an increase in recovery revenue related to increased operating expenses within the segment during the three months ended September 30, 2022.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties decreased by $187 for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease in our other segment is related to a decrease in parking revenue at South Beach Parking Garage.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Operating expenses:
Real estate taxes
Residential	$3,033	$2,985	$48	1.6%
Industrial	2,241	2,126	115	5.4
Office	835	810	25	3.1
Retail	1,575	1,451	124	8.5
Other	107	113	(6)	(5.3)
Comparable properties total	$7,791	$7,485	$306	4.1%
Recent acquisitions and sold properties	3,709	797	2,912	365
Total real estate taxes	$11,500	$8,282	$3,218	38.9%

Property operating expenses
Residential	$5,194	$4,811	$383	8.0%
Industrial	1,271	1,114	157	14.1
Office	1,879	1,758	121	6.9
Retail	2,173	1,709	464	27.2
Other	198	183	15	8.2
Comparable properties total	$10,715	$9,575	$1,140	11.9%
Recent acquisitions and sold properties	5,351	1,372	3,979	290
Total property operating expenses	$16,066	$10,947	$5,119	46.8%
Total operating expenses	$27,566	$19,229	$8,337	43.4%
Real estate taxes at comparable properties increased by $306 for the three months ended September 30, 2022 as compared to the same period in 2021. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $1,140 for the three months ended September 30, 2022 as compared to the same period in 2021. The increases in three months ended September 30, 2022 as compared to 2021 generally relate to higher property management fees due to higher rents, higher salary costs and higher utility costs in some markets. The increase in property operating expenses within our retail segment primarily relates to a credit received during the three months ended September 30, 2021 at The District at Howell Mill related to water leaks in previous years.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Property general and administrative	$(558)	$(470)	$(88)	18.7%
Advisor fees	(16,405)	(21,546)	5,141	(23.9)
Company level expenses	(2,742)	(940)	(1,802)	191.7
Depreciation and amortization	(34,608)	(23,519)	(11,089)	47.1
Interest expense	(18,436)	(11,714)	(6,722)	57.4
Loss from unconsolidated affiliates and fund investments	(9,145)	(1,270)	(7,875)	620
Investment income on marketable securities	513	88	425	483.0
Net realized loss upon sale of marketable securities	26	38	(12)	(31.6)
Net unrealized change in fair value of investment in marketable securities	(4,249)	(1,711)	(2,538)	148.3
Loss on disposition of property and extinguishment of debt, net	(120)	—	(120)	100.0
Total revenues and expenses	$(85,724)	$(61,044)	$(24,680)	40.4%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased during the three months ended September 30, 2022 as compared to the same period in 2021 primarily due to the increase in the size of the number of properties.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $5,141 for the three months ended September 30, 2022 as compared to the same period in 2021 is related to a decrease in the accrual of performance fee in the amount of $9,288 offset by an increase in fixed advisory fees of $4,147 primarily related to an increase in NAV.
Company level expenses relate mainly to our compliance and administration related costs. The increase for the three months ended September 30, 2022 when compared to 2021 is primarily related to a $863 tax provision increase primarily related to gains on sales of properties in our taxable REIT subsidary related to the DST program and an increase in professional fees of approximately $500.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $11,089 in depreciation and amortization expense for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily related to the acquisition of new properties.
Interest expense increased by $6,722 for the three months ended September 30, 2022 as compared to the same period in 2021 primarily as a result of $6,649 of increased interest expense from new mortgage notes payable placed on several properties and increased usage of our Credit Facility in 2022 as well as $5,285 increased interest expense on the financial obligations related to the DST Program, which includes non-cash interest expense related to the properties deemed probable for repurchase. Offsetting the increase were unrealized gains on our interest rate swaps in the amount of $5,079 during the three months ended September 30, 2022 compared to unrealized gains of $817 during the same period of 2021.
Loss from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio. During the three months ended September 30, 2022, we recorded a $7,117 decrease in the fair value of our investment in Single-Family Rental Portfolio. During the three months ended September 30, 2022, we recorded a $7,944 decrease in the fair value of our investment in the NYC Retail Portfolio as compared to an $2,813 decrease in the fair value during the same period of 2021.
Investment income on marketable securities relate to dividends earned on our portfolio of publicly traded REIT securities. We earned $513 on investment income during the three months ended September 30, 2022. The increase over the same period of 2021 is due to our initial investment in marketable securities being made during the three months ending September 30, 2021 as well as due to additional investments we have made since that period.
Net realized loss upon the sale of marketable securities relate to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized gain of $26 during the three months ended September 30, 2022.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We recorded an unrealized loss of $4,249 during the three months ended September 30, 2022.
Loss on disposition of property and extinguishment of debt, net of $120 for the three months ended September 30, 2022 relates to the early retirement of the mortgage note payable on Oak Grove Plaza.
Results of Operations for the Nine Months Ended September 30, 2022 and 2021
Revenues
The following chart sets forth revenues by reportable segment, for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Revenues:
Rental revenue
Residential	$51,210	$46,413	$4,797	10.3%
Industrial	40,782	38,499	2,283	5.9
Office	21,750	20,702	1,048	5.1
Retail	39,916	36,523	3,393	9.3
Other	237	276	(39)	(14.1)
Comparable properties total	$153,895	$142,413	$11,482	8.1%
Recent acquisitions and sold properties	82,660	18,956	63,704	336.1
Total rental revenue	$236,555	$161,369	$75,186	46.6%

Other revenue
Residential	$2,614	$2,468	$146	5.9%
Industrial	54	125	(71)	(56.8)
Office	1,073	1,212	(139)	(11.5)
Retail	374	383	(9)	(2.3)
Other	1,696	2,038	(342)	(16.8)
Comparable properties total	$5,811	$6,226	$(415)	(6.7)%
Recent acquisitions and sold properties	1,379	1,959	(580)	(29.6)
Total other revenue	$7,190	$8,185	$(995)	(12.2)%

Total revenues	$243,745	$169,554	$74,191	43.8%
Rental revenue at comparable properties increased by $11,482 for the nine months ended September 30, 2022 as compared to the same period in 2021. The increases within our residential, office and industrial segments was primarily related to an increase in rental rates and occupancy at various properties during the nine months ended September 30, 2022 as compared to the same period of 2021. Increases in our retail segment is primarily related to an increase in collections from tenants that experienced a decrease in operations from COVID-19 in 2021 as well as an increase in recovery revenue related to increased operating expenses within the segment during the nine months ended September 30, 2022.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties decreased by $415 for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease in our other segment is related to a decrease in parking revenue at South Beach Parking Garage.

Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Operating expenses:
Real estate taxes
Residential	$9,042	$8,941	$101	1.1%
Industrial	6,792	6,567	225	3.4
Office	2,574	2,470	104	4.2
Retail	4,921	4,723	198	4.2
Other	289	350	(61)	(17.4)
Comparable properties total	$23,618	$23,051	$567	2.5%
Recent acquisitions and sold properties	10,506	1,522	8,984	590.3
Total real estate taxes	$34,124	$24,573	$9,551	38.9%

Property operating expenses
Residential	$14,985	$13,862	$1,123	8.1%
Industrial	3,754	3,425	329	9.6
Office	5,155	4,778	377	7.9
Retail	6,165	5,952	213	3.6
Other	590	560	30	5.4
Comparable properties total	$30,649	$28,577	$2,072	7.3%
Recent acquisitions and sold properties	13,417	2,475	10,942	442.1
Total property operating expenses	$44,066	$31,052	$13,014	41.9%
Total operating expenses	$78,190	$55,625	$22,565	40.6%
Real estate taxes at comparable properties increased by $567 for the nine months ended September 30, 2022 as compared to the same period in 2021. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $2,072 during the nine months ended September 30, 2022 compared to the same period of 2021. The increases in nine months ended September 30, 2022 as compared to 2021 generally relate to higher property management fees due to high rents, higher salary costs and higher utility costs in some markets.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Property general and administrative	$(2,052)	$(946)	$(1,106)	116.9%
Advisor fees	(51,443)	(34,620)	(16,823)	48.6
Company level expenses	(6,813)	(3,123)	(3,690)	118.2
Depreciation and amortization	(100,905)	(64,682)	(36,223)	56.0
Interest expense	(70,343)	(31,264)	(39,079)	125.0
Gain (loss) from unconsolidated affiliates and fund investments	32,650	(4,021)	36,671	(912)
Investment income on marketable securities	1,110	88	1,022	1,161
Net realized (loss) gain upon sale of marketable securities	(78)	38	(116)	(305.3)
Net unrealized change in fair value of investment in marketable securities	(11,047)	(1,711)	(9,336)	545.6
Gain on disposition of property and extinguishment of debt, net	31,372	33,422	(2,050)	(6.1)
Total revenue and expenses	$(177,549)	$(106,819)	$(70,730)	66.2%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased for the nine months ended September 30, 2022 as compared to the same period in 2021 primarily due to the increase in the size of the number of properties as well as a partial recovery of a deposit for an unsuccessful acquisition received in 2021.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $16,823 for the nine months ended September 30, 2022 as compared to the same period of 2021 is primarily related to an increase in NAV as well as to an increase in accrual of a performance fee in the amount of $5,647.
Company level expenses relate mainly to our compliance and administration related costs. The increase for the nine months ended September 30, 2022 when compared to 2021 is primarily related to a $2,500 tax provision increase primarily related to gains on sales of properties in our taxable REIT subsidary related to the DST program.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense for the nine months ended September 30, 2022 as compared to the same period in 2021 increased as additional expense from acquisitions offset by lower expenses related to property dispositions.
Interest expense increased by $39,079 for the nine months ended September 30, 2022 as compared to the same period in 2021 primarily as a result of $16,181 of increased interest expense from new mortgage notes payable placed on several properties and increased usage of our Credit Facility in 2022 as well as $29,667 increased interest expense on the financial obligations related to the DST Program, which includes non-cash interest expense related to the properties deemed probable for repurchase. Offsetting the increase were unrealized gains on our interest rate swaps in the amount of $8,182 during the nine months ended September 30, 2022 compared to unrealized gains of $2,602 during the same period of 2021.
Gain (loss) from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio. During the nine months ended September 30, 2022, we recorded a $25,438 increase in the fair value of our investment in Single-Family Rental Portfolio. During the nine months ended September 30, 2022, we recorded a $8,088 decrease in the fair value in the NYC Retail Portfolio as compared to a $2,849 decrease in the fair value during the same period of 2021.
Investment income on marketable securities relate to dividends earned on our portfolio of publicly traded REIT securities. We earned $243,745 on investment income during the nine months ended September 30, 2022. The increase over the same period of 2021 is due to our initial investment in marketable securities being made during the three months ending September

30, 2021 as well as due to additional investments we have made since that period.
Net realized loss upon the sale of marketable securities relate to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $78 during the nine months ended September 30, 2022.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We recorded an unrealized loss of $11,047 during the nine months ended September 30, 2022.
Gain on disposition of property and extinguishment of debt, net decreased by $2,050 during nine months ended September 30, 2022 as compared to the same period of 2021. During the nine months ended September 30, 2022 we disposed of Norfleet Distribution Center and The Edge at Lafayette. During the nine months ended September 30, 2021 we disposed of South Seattle Disposition Center.

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
In order to provide a better understanding of the relationship between FFO, AFFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided reconciliations of GAAP net income attributable to JLL Income Property Trust, Inc. to FFO, and FFO to AFFO. FFO and AFFO do not represent cash flow from operating activities in accordance with GAAP, should not be considered alternatives to GAAP net income and are not measures of liquidity or indicators of our ability to make cash distributions. We believe that to more comprehensively understand our operating performance, FFO and AFFO should be considered along with the reported net income attributable to JLL Income Property Trust, Inc. and our cash flows in accordance with GAAP, as presented in our consolidated financial statements. Our presentations of FFO and AFFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions.
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to JLL Income Property Trust, Inc. to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net income attributable to JLL Income Property Trust, Inc. Common Stockholders (1)	$(25,542)	$(19,252)	$(11,679)	$7,076
Real estate depreciation and amortization (1)	35,668	26,337	106,050	74,608
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	14,466	2,795	(47,351)	(30,512)
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$24,592	$9,880	$47,020	$51,172
Weighted average shares outstanding, basic and diluted	236,605,250	189,887,181	225,002,017	181,981,691
NAREIT FFO per share, basic and diluted	$0.10	$0.05	$0.21	$0.28
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$24,592	$9,880	$47,020	$51,172
Straight-line rental income (1)	(1,679)	(1,576)	(5,068)	(3,205)
Amortization of above- and below-market leases (1)	(1,045)	(812)	(2,640)	(2,392)
Amortization of net discount on assumed debt (1)	(330)	(58)	(1,036)	(175)
Gain on derivative instruments and extinguishment or modification of debt (1)	(6,614)	(812)	(12,954)	(2,428)
Adjustment for investments accounted for under the fair value option (2)	590	872	3,190	1,571
Net unrealized change in fair value of investment in marketable securities (1)	4,083	1699	10,664	1,699
Performance fees (1)	4,665	14,050	19,120	14,050
Acquisition expenses (1)	30	17	243	(582)
Adjustment for DST Properties (3)	890	(2,051)	17,424	(5,185)
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$25,182	$21,209	$75,963	$54,525
Weighted average shares outstanding, basic and diluted	236,605,250	189,887,181	225,002,017	181,981,691
AFFO per share, basic and diluted	$0.11	$0.11	$0.34	$0.30
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio and Single-Family Rental Portfolio.
(3)    Adjustments to reflect the AFFO attributable to the Company for DST Properties. Prior periods adjusted to conform to current period presentation.

NAV as of September 30, 2022
The following table provides a breakdown of the major components of our NAV as of September 30, 2022:

	September 30, 2022
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$2,598,952	$582,204	$132,538	$2,188,720	$69,300	$5,571,714
Debt	(953,197)	(213,530)	(48,610)	(802,739)	(25,417)	(2,043,493)
Other assets and liabilities, net	43,738	9,798	2,231	36,834	1,167	93,768
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,689,493	$378,472	$86,159	$1,422,815	$45,050	$3,621,989
Number of outstanding shares	113,377,867	25,356,949	5,766,710	95,354,761	3,023,025
NAV per share	$14.90	$14.93	$14.94	$14.92	$14.90
________
(1)The value of our real estate investments was greater than the historical cost by 18.0% as of September 30, 2022.
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
The increase in NAV per share from December 31, 2021 to September 30, 2022, was related to a net increase of 8.2% in the value of our portfolio. Property operations for the nine months ended September 30, 2022 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of September 30, 2022:

	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	4.61%	5.31%	4.60%	5.49%	6.50%	4.79%
Discount rate/internal rate of return (IRR)	5.99	6.20	6.30	6.45	7.90	6.21
Annual market rent growth rate	3.42	2.87	3.33	2.82	3.07	3.25
Holding period (years)	10.00	10.00	10.00	10.00	21.27	10.07
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		September 30, 2022	December 31, 2021
Discount Rate - weighted average	0.25% increase	(1.9)%	(1.7)%
Exit Capitalization Rate - weighted average	0.25% increase	(3.2)	(2.8)
Annual market rent growth rate - weighted average	0.25% decrease	(1.5)	(1.2)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $179,118 lower and $4,054 higher than the carrying values at September 30, 2022 and December 31, 2021, respectively. The NAV per share would have increased by $0.74 and decreased by $0.02 per share at September 30, 2022 and December 31, 2021, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of September 30, 2022 and December 31, 2021 were $181,202 and $135,663, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

September 30, 2022
Stockholders' equity under GAAP	$2,118,596
Adjustments:
Accrued dealer manager fees (1)	164,494
Organization and offering costs (2)	634
Unrealized real estate appreciation (3)	846,824
Accumulated depreciation, amortization and other (4)	491,441
NAV	$3,621,989
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
(2)    The Advisor advanced organization and offering costs on our behalf through December 21, 2021. Such costs are reimbursed to the Advisor ratably over 36 months. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs are recognized as a reduction to NAV ratably over 36 months.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Credit Facility
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Proceeds from our private offering
•	Other Company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures	•	Sales of beneficial interests in the DST Program
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change
Net cash provided by operating activities	$41,383	$64,492	$(23,109)
Net cash used in investing activities	(718,446)	(915,027)	196,581
Net cash provided by financing activities	680,061	978,168	(298,107)
Net cash provided by operating activities decreased by $23,109 for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease in cash from operating activities is primarily due to the payment of the performance fee earned in 2021 in the amount of $36,711 offset by increase in cash from new acquisitions.
Net cash used in investing activities decreased by $196,581 for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease was primarily related to decreased investments in real estate fund investments made during the nine months ended September 30, 2022 as compared to the same period in 2021.
Net cash provided by financing activities decreased by $298,107 for the nine months ended September 30, 2022 as compared to the same period in 2021. The change is primarily related to a decrease of $616,553 net proceeds from mortgage note payables and net draws on our Credit Facility during the nine months ended September 30, 2022 as compared to the same period in 2021. Offsetting the decrease was an increase of $327,104 in stock issuance during the nine months ended September 30, 2022 as compared to the same period in 2021.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at September 30, 2022 and December 31, 2021:

	Consolidated Debt
	September 30, 2022		December 31, 2021
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,364,377	3.38%	$1,268,220	3.37%
Variable	541,400	4.51	551,400	1.71
Total	$1,905,777	3.70%	$1,819,620	2.86%
Covenants
At September 30, 2022, we were in compliance with all debt covenants.
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
On October 16, 2019, we through our operating partnership, initiated the DST Program to raise up to $2,000,000 in private placements exempt from registration under the Securities Act, as amended, through the sale of beneficial interests to accredited investors in specific DSTs holding real properties, which may be sourced from our real properties or from third parties.
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
The operating agreement for Presley Uptown allows the unrelated third party joint venture partner, owning a 2.5% interest, to put its interest in the venture to us at a market determined value starting September 30, 2022 until September 30,

2024. During the three months ended September 30, 2022, we received the put notice from the joint venture partner of Presley Uptown and expect to acquire their 2.5% interest during the fourth quarter of 2022.
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
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of September 30, 2022, we had consolidated debt of $1,905,777. Including the $19,784 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $1,885,993 at September 30, 2022. We also entered into interest rate swap agreements on $190,000 of debt, which cap the LIBOR and SOFR rates at between 1.4% and 2.8%. A 0.25% movement in the interest rate on the $541,400 of variable-rate debt would have resulted in a $1,354 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2022, the fair value of our consolidated debt was estimated to be $156,355 lower than the carrying value of $1,905,777. If treasury rates were 0.25% higher as of September 30, 2022, the fair value of our consolidated debt would have been $176,285 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2022, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2022, we repurchased 5,236,843 shares of common stock under the share repurchase plan, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2022	2,073,150	$14.87	2,073,150	—
August 1 - August 31, 2022	1,442,763	14.90	1,442,763	—
September 1 - September 30, 2022	1,720,930	14.96	1,720,930	—
Total	5,236,843	$14.91	5,236,843	—
________
(1)     Repurchases are limited as described above.

Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended September 30, 2022.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
On November 8, 2022, our board of directors adopted our Third Amended and Restated Bylaws, effective as of November 8, 2022 (as so amended and restated, our "Bylaws"), in order to, among other things, (1) reflect the change in our corporate name to JLL Income Property Trust, Inc. and (2) reflect recently adopted amendments to Rule 14a-19 under the Exchange Act, by clarifying that no person may solicit proxies in support of a director nominee unless such person has complied with Rule 14a-19, and that any person soliciting proxies in support of a director nominee must comply with the requirements to provide notices required under Rule 14a-19 in a timely manner and deliver reasonable evidence that the Rule 14a-19 requirements have been met. The foregoing description of our Bylaws is qualified in its entirety by the full text of our Bylaws, a copy of which is filed as Exhibit 3.10 to this Form 10-Q and is incorporated by reference herein.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company's prospectus supplement filed with the SEC on May 9, 2013).

3.3	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.6	Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 18, 2015).

3.7	Certificate of Correction to the Company's Article Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.8	Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11 filed with the SEC on October 16, 2019).

3.9	Fourth Articles of Amendment to the Second Articles of Amendment and Restatement of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2022).

3.10*	Third Amended and Restated Bylaws.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Intereactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
__________
*    Filed herewith.
**    Furished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, JLL Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLL INCOME PROPERTY TRUST, INC.

Date:	November 10, 2022	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer

JLL INCOME PROPERTY TRUST, INC.

Date:	November 10, 2022	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer