Form 10-K
period 2022-12-31
JLL Income Property Trust, Inc.
filed 2023-03-27
CIK 1314152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued it audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the 108,205,677 shares of Class A common stock, 24,298,368 shares of Class M common stock, 6,106,688 shares of Class A-I common stock, 86,818,680 shares of Class M-I common stock and 6,041,611 shares of Class D common stock held by non-affiliates of the registrant was $1,606,897, $361,457, $90,923, $1,291,203, and $89,746 for Class A, Class M, Class A-I,
Class M-I and Class D shares, respectively, based upon the last net asset value of $14.85, $14.88, $14.89, $14.87 and $14.85 per share for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively.
As of March 27, 2023, there were 112,809,047 shares of Class A common stock, 26,472,493 shares of Class M common stock, 4,891,032 shares of Class A-I common stock, 95,761,320 shares of Class M-I common stock and 3,023,025 shares of Class D common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

Risk Factor Summary
We are subject to numerous risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Item 1A. Risk Factors” in this Form 10-K.
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
•We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant efforts to re-let space, which may adversely affect our operating results.
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
•Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
General Risk Factors
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
JLL Income Property Trust, Inc., formerly known as Jones Lang LaSalle Income Property Trust, Inc., is an externally advised, daily valued perpetual-life REIT that owns and manages a diversified portfolio of industrial, office, residential, retail and other properties located in the United States. Over time, our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2022, we owned interests in a total of 135 properties and over 4,300 single-family rental houses located in 26 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of December 31, 2022, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $128,421, and owned directly or indirectly 96.1% of the OP Units of our operating partnership. The remaining 3.9% of the OP Units are held by third parties.
From our inception to December 31, 2022, we have received approximately $4,695,400 in gross offering proceeds from various public and private offerings of shares of our common stock as well as issuance of OP Units. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the SEC.
On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of December 31, 2022, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $825,192. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering (the "Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2022, we have raised aggregate gross proceeds of $98,188 in the Private Offering. In addition, on October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) to raise up to $2,000,000 in private placements exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2022, we have raised approximately $759,194 of aggregate gross proceeds from our DST Program.
As of December 31, 2022, 113,645,166 shares of Class A common stock, 26,170,260 shares of Class M common stock, 4,950,208 shares of Class A-I common stock, 95,803,409 shares of Class M-I common stock, and 3,023,025 shares of Class D common stock were outstanding and held by a total of 24,496 stockholders.
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

LaSalle is a wholly owned, but operationally independent subsidiary, of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2022, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of approximately $36,300.
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

Investment Portfolio Allocation Targets
Our board of directors has adopted investment guidelines for our Advisor to implement and actively monitor in order to allow us to achieve and maintain diversification in our overall investment portfolio. Our board of directors formally reviews our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, more often as they deem appropriate. Our board of directors will review the investment guidelines to ensure that the guidelines are being followed and are in the best interests of our stockholders. Each such determination and the basis therefore shall be set forth in the minutes of the meetings of our board of directors. Changes to our investment guidelines must be approved by our board of directors and do not require notice to or the vote of our stockholders.
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
Sustainability and Climate Risk
We actively work to promote our growth and operations in a sustainable and responsible manner across our portfolio. Our sustainability strategy focuses on delivering long-term value to our stockholders while operating our properties in a manner to contribute to positive economic, social, and environmental outcomes for our tenants and the communities we serve.
We tailor our approach to each asset, working to protect and enhance financial returns today and in the future. We examine a range of sustainability factors for each asset that have the potential to enhance accretive value drivers, such as tenant marketability, lower operating expenses and greater appeal to future buyers, as well as to fortify defensive value protectors, such as regulatory disclosure and carbon pricing risk, physical climate risk and insurance premium risk, among others. The relative importance of these factors for any given investment opportunity will vary for many reasons including but not limited to the investment type, market, sector, tenant profile, the expected investment period and the local regulatory environment. By tailoring our approach, our Advisor is able to develop an action plan to maximize the sustainability impact and financial performance of each investment. This sustainability strategy complements our investment strategy and policies and furthers our core investment thesis.
Our sustainability activities are overseen by our Advisor’s Sustainability Governance Board. This board consists of representatives from the fund management, asset management, acquisitions, research & strategy, investor relations and sustainability teams within our Advisor. The Sustainability Governance Board supports our portfolio management team, provides input, oversight and leadership for program activities, and is responsible for ensuring that sustainability is embedded into each part of the asset life cycle and business operations.
We are focused on acquiring and maintaining high-performing, resilient properties that fit our investment strategy, while simultaneously looking for ways to mitigate operational costs and the potential external impacts of energy, water, waste, greenhouse gas emissions and climate change. Sustainability factors are incorporated throughout the investment lifecycle, and we actively pursue resource efficiency projects and sustainability certifications across the portfolio. Prior to the acquisition of a property, our Advisor conducts an in-depth investigation during the due diligence process to identify key sustainability and climate risk information.
Every year, our Advisor considers the energy performance level of each asset and the sustainability related capital and operating activities are integrated into the annual budget process. In order to identify opportunities to increase efficiency, our Advisor conducts energy audits on properties located in jurisdictions with sustainability regulations, as well as on properties with low energy performance or with significant planned capital work that will impact energy-using systems.
Climate change is a risk to us, our tenants and our other stakeholders and will require us to evaluate strategies for resilience and to incorporate sustainability risks into our long-term strategic business decisions. These risks include transitional risks such as policy, market, technology and reputational concerns, as well as physical risks, and are a focus area for us.

Our Advisor addresses climate risk by evaluating climate change scenarios and adapting its acquisition and portfolio review processes to address climate change vulnerabilities resulting from potential future climate scenarios. Physical and transition risks that may result from climate change could have a material adverse effect on our properties, operations and business. Our role in assessing and managing these climate-related risks and initiatives is spread across multiple teams in the organization, including executive leadership and the sustainability, acquisitions, risk management, asset management, legal and compliance and research departments.
In 2018, we became the first NAV REIT to submit to Global Real Estate Sustainability Benchmark ("GRESB"), a leading global provider of real estate environmental, social and governance benchmarking and performance assessments. For 2022, we achieved a 3-star out of 5-star GRESB rating. Also in 2022, our properties achieved 12 BREEAM In-Use Certifications, five ENERGY STAR Certifications and 31 WELL Health Safety Ratings. We conducted energy efficiency or net zero carbon audits to identify efficiency opportunities at three of our properties and are evaluating several properties for installation of solar and electric vehicle chargers. Our Advisor is committed to reduce the landlord-controlled operational carbon emissions of our portfolio of directly-managed properties to net zero by the year 2050, including a 50% reduction by 2030. In line with this, our Advisor is a signatory to the UN’s net Zero Asset Managers Initiative, ULI Greenprint’s Net Zero Goal and the US DOE’s Better Climate Challenge.
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
We intend to use financial leverage to provide additional funds to support our investment activities. We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets) of between approximately 30% and 50%. Our company leverage ratio was 36% at December 31, 2022 and 42% at December 31, 2021. We intend to continue to use portions of the proceeds from our offerings to retire certain borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets, other than intangibles, valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. As of December 31, 2022, we are in compliance with the charter limitations on our indebtedness.
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

Our board of directors is responsible for determining the consideration we pay for each property we acquire. However, our board has adopted investment guidelines that delegate this authority to our Advisor, so long as our Advisor complies with these investment guidelines. The investment guidelines limit the types of properties and investment amounts that may be acquired or disposed of without the specific approval of our board of directors. Our board of directors may change from time to time the scope of authority delegated to our Advisor.
Subject to limitations contained in our charter, we may issue, or cause to be issued, shares of our stock or OP Units in any manner (and on such terms and for such consideration) in exchange for real estate. Our existing stockholders have no preemptive rights to purchase any such shares of our stock or OP Units, and any such issuance might cause a dilution of a stockholder’s initial investment. We may enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at specified times.
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
Investments in Real Estate-Related Assets
We may invest a portion of our portfolio in real estate-related assets other than properties. These assets may include the common and preferred stock of publicly traded real estate-related companies, preferred equity interests, mortgage loans and other real estate-related equity and debt instruments. Up to 25% of our overall portfolio may be invested in real estate-related assets. We believe that our Advisor’s ability to acquire real estate-related assets in conjunction with acquiring a portfolio of properties may provide us with additional liquidity and further diversification, which provides greater financial flexibility and discretion to construct an investment portfolio designed to achieve our investment objectives.
Our charter requires that any investment in equity securities (other than equity securities traded on a national securities exchange or included for quotation on an inter-dealer quotation system) not within the specific parameters of our investment guidelines adopted by our board of directors must be approved by a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable. As of December 31, 2022, we had $44,182 invested in publicly traded real estate companies.
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
GOVERNMENTAL REGULATIONS
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.
Compliance with the federal, state and local laws described above has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.
GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2022:

	Real Estate Portfolio
	Number of Properties(1)	Net Rentable Square Feet	Estimated Percent of Fair Value
South	28	7,150,000	28%
West	54	8,311,000	39
East	33	7,047,000	24
Midwest	20	2,870,000	9
Total	135	25,378,000	100%
________
(1)    Excludes over 4,300 single-family rental houses located in various markets across the United States.

The following charts sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during the years ended December 31, 2022, 2021 and 2020:

DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during the years ending December 31, 2022, 2021 and 2020 were as follows:

	For the year ended December 31,
	2022	2021	2020
Office
Amazon(1)	19%	26%	31%
Summit Medical Group	(2)	(2)	10%
Cellularity Inc.	(2)	11%	(2)
________
(1)    Amazon, including Whole Foods Market IP, Inc., also accounted for 4%, 5%, and 6% of the consolidated revenues in the retail segment in the years ended December 31, 2022, 2021 and 2020, respectively, and 3%, 4% and 5% of the consolidated revenues in the industrial segment in the years ended December 31, 2022, 2021 and 2020, respectively.
(2)    Represented less than 10% in the period.
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
Industrial Properties
Industrial properties are generally categorized as warehouse/distribution centers, research and development facilities, flex space or manufacturing. The performance of industrial properties is typically dependent on the proximity to economic centers and the movement of global trade and goods. Industrial properties typically utilize a triple-net lease structure pursuant to which the tenant is generally responsible for property operating expenses in addition to base rent which can help mitigate the risks associated with rising expenses. We intend to invest in industrial properties that are located in major distribution hubs and near transportation modes such as port facilities, airports, rail lines and major highway systems as well as facilities located in close proximity to major centers of population.

Office Properties
Office sector properties are generally categorized based upon location and quality. Buildings may be located in Central Business Districts ("CBDs") or suburbs. Buildings may also be classified by general quality and size, ranging from Class A properties, which are generally large-scale buildings of the highest-quality, to Class C buildings which are below investment grade. We intend to invest in medical office and healthcare related facilities but also have previously invested in Class A or B office properties that are near areas of dense population, have sufficient transportation access or are located within well-established suburban office/business parks or CBDs. We expect the duration of our office leases to be generally between five to ten years, which can help mitigate the volatility of our portfolio's income.
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
Retail Properties
The retail sector is comprised of five main formats: neighborhood retail, community centers, regional centers, super-regional centers and single-tenant stores. Location, convenience, accessibility and tenant mix are generally considered to be among the key criteria for successful retail investments. Retail leases tend to range from three to five years for small tenants and ten to 15 years for large anchor tenants. Leases, particularly for anchor tenants, may include a base payment plus a percentage of retail sales. Household incomes and population density are generally considered to be key drivers of local retail demand. We will seek investments in retail properties, primarily ones in neighborhood and community centers anchored by a grocery tenant and located within densely populated residential areas, with favorable demographic characteristics and near other retail and service amenities.
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
Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a stockholder to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock. Instead, the distribution will constitute a return of capital and will reduce the stockholder’s adjusted basis. (Such distributions to non-U.S. stockholders may be subject to withholding, which may be refundable.) If distributions exceed the stockholder’s adjusted basis, then his or her adjusted basis will be reduced to zero, and the excess will be treated as capital gain to the stockholder. Related, if distributions result in a reduction of a stockholder’s adjusted basis in his or her common stock, then subsequent sales of such stockholder’s common stock potentially will result in recognition of an increased capital gain.
Your overall return may be reduced if we pay distributions from sources other than our cash from operations.
To date, all of the distributions we have paid to stockholders have been funded through a combination of cash flows from our operations and investing activities. We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from investing activities such as sales of real estate investments or interests in joint ventures. We may also choose to use financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of our offerings or other sources to fund distributions to our stockholders. For the year ended December 31, 2022, 50% of our distributions were funded from cash flows from operations and 50% from investing activities. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, our expenses are greater than expected or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV and NAV per share, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investment in our shares of common stock.
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

The performance component of the advisory fee is calculated for each class of our common stock and each class of OP Units on the basis of the total return attributable to that class over a calendar year, so it may differ among classes and it may not be consistent with the return on our shares over a longer or shorter time frame.
The performance component of the advisory fee is calculated for each class of our common stock and for each class of OP Units on the basis of the total return attributable to that class over a calendar year. As a result, our Advisor may be entitled to receive the performance component with respect to one class of shares or OP Units but not another and may be entitled to receive compensation under the performance component of the advisory fee for a given year even if some of our stockholders who purchased shares during such year experienced a decline in NAV per share. Similarly, stockholders who request that we repurchase their shares during a given year may have their shares repurchased at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to our Advisor at the end of such calendar year. In addition, if the NAV of our classes of common stock or classes of OP Units remains above certain threshold levels, our Advisor’s ability to earn the performance fee in any year will not be affected by poor performance in prior years. Furthermore, the Advisor will not be obligated to return any portion of advisory fees paid based on our subsequent performance.
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
Each of our properties will be appraised at least once per quarter and, under normal circumstances, will not be appraised more frequently than once per quarter. Properties may be valued more frequently than quarterly if our advisor or independent valuation advisor believes that the value of such property has changed materially since the most recent quarterly valuation. As such, when these appraisals are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes.
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
From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially. The NAV per share of each class of our common stock as published on any given day may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation guidelines. The resulting potential disparity in our NAV may inure to the benefit of stockholders whose shares are repurchased or new stockholders, depending on whether our published NAV per share for such class is overstated or understated.
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
Net tangible book value is used as a measure of net worth that reflects certain dilution in the value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with the offering and (iii) the fees and expenses paid to our Advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments. Net tangible book value does not reflect our estimated value per share nor does it necessarily reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. As of December 31, 2022, our net tangible book value per share was $10.82, calculated as our net tangible book value as of December 31, 2022 divided by the 243,592,068 shares of our common stock outstanding as of December 31, 2022, as compared to our share price of $14.37, $14.39, $14.40 and $14.38 per Class A, Class M, Class A-I and Class M-I share, respectively, on such date pursuant to our public offering.

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
Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of our Advisor may also be involved in the management of other real estate businesses, including other LaSalle affiliated entities, and separate accounts established for institutional investors, each of which invests in real estate or real estate-related assets. As a result, they owe fiduciary duties to each of these entities and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our investment strategy. These individuals face conflicts of interest in allocating their time among us and such other funds, investors and activities. These conflicts of interest could cause these individuals to allocate less of their time to us than we may require, which may adversely impact our operations.
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
We are subject to risks generally incident to the ownership of real estate investments, including changes in global, national, regional or local economic, demographic and real estate market conditions, actual or perceived instability in the U.S. banking system, as well as other factors particular to the locations of our investments. A recession could adversely impact our investments as a result of, among other items, increased tenant defaults under our leases, lower demand for rentable space, as well as potential oversupply of rentable space, each of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents.
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
Economic events affecting the U.S. and global economies, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), disruptions in the labor market (including labor shortages and unemployment) and stock market volatility (including volatility as a result of geopolitical events and military conflicts) could cause our stockholders to seek to have us repurchase their shares pursuant to our share repurchase plan. Our share repurchase plan limits the amount of funds we may use for repurchases during each calendar quarter to 5% of the combined NAV of all classes of shares as of the last day of the previous calendar quarter. Even if we are able to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected.
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
Pursuant to the DST Program, certain of our existing real properties and real properties acquired from third parties may be placed into DSTs, the beneficial interests of which will be sold to investors. We will hold long-term leasehold interests in each DST Property pursuant to a master lease, which is intended to be fully guaranteed by our operating partnership. Under each master lease we will be responsible for subleasing the DST Property to occupying tenants until the earlier of the expiration of the master lease or our operating partnership’s exercise of the fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DSTs from the investors in exchange for OP Units or cash (the “FMV Option”), which means that we bear the risk that the underlying cash flow from a DST Property may be less than the master lease payments. Therefore, even though we will no longer own the DST Property, because of the fixed terms of the master lease guaranteed by our operating partnership, negative performance by the DST Property could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations. In addition, although our operating partnership will hold a FMV Option to reacquire each DST Property, the purchase price will be based on the then-current fair market value of the DST Property, without regard for the rental terms fixed by the master lease. Therefore, we may pay more for the DST Property upon the FMV Option exercise if it appreciates while held by the DST than if we had not placed such property in the DST Program.
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
Cash payments to redeem OP Units will reduce cash available for distribution to our stockholders or to honor their repurchase requests under our share repurchase program.
Following a one-year holding period, the holders of OP Units (other than us and the general partner) generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. An election to redeem OP Units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ repurchase requests under our share repurchase program.

Determining to exercise the FMV Option for DST Properties may cause us to incur significant additional non-cash interest expense that could materially impact our GAAP earnings and our funds from operations ("FFO").
When we determine it is probable that we will exercise a DST Property's FMV Option we will need to begin recording additional non-cash interest expense, which will reduce GAAP earnings and FFO. If we exercise the FMV Option prior to the end of the master lease, we record, as a lump sum, non-cash interest expense for the difference between the fair market value of the property and the sum of the mortgage debts outstanding balance and the financing obligation, in the quarter in which we exercise the FMV Option. The lump sum non-cash interest expense could have a very material negative impact on our GAAP earnings and FFO.
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
The success of our investments depends on the financial stability of our tenants, any of whom may experience a change in their business at any time, including as a result of global economic and geopolitical events, military conflicts, natural disasters, public health or pandemic crises, labor shortages, or broad inflationary pressures. Our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.
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
As of December 31, 2022, our diversification of current fair value of our consolidated properties by property type consisted of, 39% in the industrial property sector, 13% in the office property sector, 36% in the residential property sector, 12% in the retail property sector and less than 1% in the other property sector. As of December 31, 2022, we also owned an interest in unconsolidated properties in the office, residential, retail and other property sectors. Because our portfolio consists primarily of industrial, office, residential and retail properties, we are subject to risks inherent in investments in these property types and in particular the risk that e-commerce poses to retail. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.
Additionally, as of December 31, 2022, approximately 41%, 25% and 24% of the current fair value of our consolidated properties was geographically concentrated in the western, southern and eastern United States, respectively. Moreover, our properties located in California and Texas accounted for approximately 18% and 13% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office, retail, industrial or residential properties, industry slowdowns, relocation of businesses and changing demographics.
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
•acts of God, earthquakes, hurricanes, climate change and other natural disasters, acts of war, acts of terrorism (any of which may result in uninsured losses), epidemics and pandemics, such as the COVID-19 pandemic;
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
Leases (excluding our residential properties) representing approximately 4% and 10% of the annualized minimum base rent from our consolidated properties, as of December 31, 2022, were scheduled to expire in 2023 and 2024, respectively. Because we compete with a number of other developers, owners and managers of office, retail, industrial and residential properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, historic economic turmoil led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who purchase properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.
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
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2022, we had interests in eight joint ventures that collectively own 18 properties and over 4,300 single-family rental homes across the United States accounting for 14% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.
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
We do not own any properties located outside the United States as of December 31, 2022 but may purchase investments located outside the United States, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:
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
As of December 31, 2022, we had total outstanding indebtedness of $1,924,527. Our Company leverage ratio, calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets, was 36% as of December 31, 2022 and 42% as of December 31, 2021. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to acquire the property secured by the mortgage loan, acquire additional properties or pay down other debt. We may also use our line of credit as a flexible borrowing source to cover short-term capital needs, for new property acquisitions and for working capital. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage loans on that property, then the amount of cash available for distributions to stockholders may be reduced.
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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2022, we had $1,318,614 in aggregate outstanding mortgage notes payable, which had maturity dates through August 1, 2042.
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
Non-U.S. holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their disposition of shares of our common stock or upon their receipt of certain distributions from us.
In addition to any potential withholding tax on ordinary dividends (including with regard to a repurchase of our common stock to the extent not treated as a sale or exchange), a non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined for purposes of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally required to report such income on U.S. federal income tax returns and is subject to U.S. federal income tax at regular U.S. federal income tax rates under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the gain from such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S federal income tax rates. Such tax does not apply, however, to the gain on disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We currently do not expect that any class of our shares of common stock will be regularly traded in an established securities market.
Proposed Treasury regulations issued on December 29, 2022 (the “Proposed Regulations”) would modify the existing Treasury regulations relating to the determination of whether we are a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign owned domestic corporations”) and by treating “qualified foreign pension funds” as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective for transactions occurring on or after the date they are finalized, the preamble to the Proposed Regulations states that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations, as currently drafted, would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign owned domestic corporations are inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. Please consult your tax advisors.
Even if we are domestically controlled, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock, unless the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. holder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.
We seek to act in the best interests of our company as a whole and not in consideration of the particular tax consequences to any specific holder of our stock. Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of shares of our common stock.
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
Section 163(j) of the Code, as amended by the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense in taxable years beginning after December 31, 2017. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses and any deductions for “qualified business income,”. A taxpayer that is exempt from the interest expense limitation as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property.
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
The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable by U.S. corporations to individual U.S. stockholders (as such term is defined under “Federal Income Tax Considerations” below) is 20% (excluding the 3.8% Medicare Tax). However, dividends payable by REITs that are not designated as capital gain dividends or qualified dividend income or "qualified REIT dividends," generally are not eligible for the reduced rates applicable to qualified dividend income and are taxed at ordinary income tax rates. In taxable years beginning before January 1, 2026, however, non-corporate U.S. stockholders are entitled to a deduction of up to 20% of the amount of their qualified REIT dividends, subject to certain limitations. Nevertheless, non-corporate investors may perceive investments in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at lower rates as qualified dividend income.
There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.
The publication of LIBOR rates may be discontinued by June 30, 2023. We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Final Treasury Regulations, effective March 7, 2022, treat certain modifications that would be taxable events under current law as non-taxable events. The Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market's transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR-based terms. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
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
LIBOR is used as a reference rate for our Term Loans and our interest rate cap and swap arrangements. On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the ICE Benchmark Administration Limited, which is supervised by the FCA, announced that it will cease publication of the 3-month U.S. Dollar denominated LIBOR rate after June 30, 2023. There is no assurance that LIBOR will continue to be published until any particular date, and it is unclear if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts.

We are not able to predict when LIBOR will cease to be available or if SOFR, or another alternative rate reference rate, attains market traction as a LIBOR replacement. Our property level mortgage loans and interest rate swap arrangements provide that if LIBOR is no longer available, then the parties to the agreements shall enter into an amendment utilizing the prevailing market convention for determining the rate of interest for syndicated loans in the United States at the time. In such circumstances the interest rates on our Term Loans and in our interest rate cap and swap arrangements may change. The new rates may not be as favorable as those in effect prior to any LIBOR phase-out. In addition, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
DESCRIPTION OF REAL ESTATE
Our investments in real estate assets as of December 31, 2022 consisted of interests in wholly owned properties and seven joint ventures. The following table sets forth information with respect to our real estate assets by segment as of December 31, 2022. We own a fee simple interest in all properties unless otherwise noted.

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	100%	2002	June 30, 2005	409,000	100%
Suwanee Distribution Center(1)	Suwanee, GA	100	2013	June 28, 2013	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	100	2013	January 22, 2014	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	100	2015	May 31, 2019	145,000	100
Charlotte Distribution Center	Charlotte, NC	100	1991	June 27, 2014	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	441,000	100
4055 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	100	1985	September 30, 2015	31,000	100
1225 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	109,000	100
1300 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	71,000	100
1301 Mittel Drive	Wood Dale, IL	100	1985	September 30, 2015	53,000	100
1350 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	56,000	100
2501 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	198,000	100
2601 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	124,000	100
Tampa Distribution Center	Tampa, FL	100	2009	April 11, 2016	386,000	100
Aurora Distribution Center	Aurora, IL	100	2016	May 19, 2016	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	87,000	100
28145 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	114,000	100
28904 Paine Avenue	Valencia, CA	100	1999	June 29, 2016	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	100	1988	June 29, 2016	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	100	2016	September 8, 2016	225,000	100
6015 Giant Road	Richmond, CA	100	2016	September 8, 2016	252,000	100
6025 Giant Road	Richmond, CA	100	2016	December 29, 2016	41,000	100
Mason Mill Distribution Center(1)	Buford, GA	100	2016	December 20, 2017	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	100	1991	March 29, 2019	117,000	100
45630 Northport Loop East	Fremont, CA	100	1995	March 29, 2019	120,000	100
Taunton Distribution Center	Taunton, MA	100	2016	August 23, 2019	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	122,000	100
1825 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	89,000	100
Fort Worth Distributiom Center	Fort Worth, TX	100	2020	October 23, 2020	351,000	100
Whitestown Distribution Center(1)
4993 Anson Boulevard	Whitestown, IN	100	2020	December 11, 2020	280,000	100
5102 E 500 South	Whitestown, IN	100	2020	December 11, 2020	440,000	100
Louisville Distribution Center	Shepherdsville, KY	100	2020	January 21, 2021	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	102,000	100
6565 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	118,000	100
6615 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	136,000	100
6677 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	118,000	100
6635 West Frye Road	Chandler, AZ	100	2019	June 8, 2022	105,000	100
6575 West Frye Road	Chandler, AZ	100	2019	June 8, 2022	140,000	100

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Louisville Airport Distribution Center(1)	Louisville, KY	100	2020	June 24, 2021	284,000	100
13500 Danielson Street	Poway, CA	95	1997	July 2, 2021	73,000	100
237 Via Vera Cruz	San Marcos, CA	95	1987	July 2, 2021	66,000	100
4211 Starboard	Fremont, CA	95	1997	July 9, 2021	130,000	100
5 National Way	Durham, NC	100	2020	September 28, 2021	188,000	100
47 National Way	Durham, NC	100	2020	September 28, 2021	187,000	100
Friendship Distribution Center(1)
4627 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	126,000	100
4630 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	149,000	100
4646 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	102,000	100
4651 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	100	1987	October 28, 2021	320,000	100
2055 Sanyo Avenue	San Diego, CA	100	1991	October 28, 2021	209,000	46
2065 Sanyo Avenue	San Diego, CA	100	2020	October 28, 2021	136,000	100
1755 Britannia Drive	Elgin, IL	100	2020	November 16, 2021	80,000	100
2451 Bath Road	Elgin, IL	100	2020	November 16, 2021	327,000	100
687 Conestoga Parkway	Shepardsville, KY	100	2021	November 17, 2021	327,000	100
2840 Loker Avenue	Carlsbad, CA	95	1998	November 30, 2021	104,000	100
15890 Bernardo Center Drive	San Diego, CA	95	1991	November 30, 2021	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	100	2016	April 8, 2022	459,000	100
West Phoenix Distribution Center(1)	Glendale, AZ	100	2022	September 30, 2022	1,200,000	100
Puget Sound Distribution Center	Lacey, WA	100	2021	October 6, 2022	142,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	100%	2001	August 27, 2004	228,000	100%
140 Park Avenue	Florham Park, NJ	100	2015	December 21, 2015	100,000	100
San Juan Medical Center(1)	San Juan Capistrano, CA	100	2015	April 1, 2016	40,000	100
Genesee Plaza
9333 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	80,000	78
9339 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	81,000	91
Fountainhead Corporate Park	Tempe, AZ	100	1985	February 6, 2020	295,000	81
170 Park Avenue	Florham Park, NJ	100	1998	February 2, 2021	147,000	100
9101 Stony Point Drive(1)	Richmond, VA	100	2018	September 15, 2021	87,000	100
North Tampa Surgery Center	Odessa, FL	100	2021	October 8, 2021	13,000	100
Duke Medical Center(1)	Durham, NC	100	2010	December 23, 2021	60,000	96
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	100	2021	December 23, 2021	11,000	100
1203 SW 7 Highway	Blue Springs, MO	100	2000	December 23, 2021	10,000	100
Roeland Park Medical Office	Roeland Park, KS	100	2021	December 28, 2021	30,000	100
South Reno Medical Center(1)	Reno, NV	100	2004	December 28, 2021	32,000	100
Sugar Land Medical Office(1)	Sugar Land, TX	100	2020	December 30, 2021	37,000	100
Cedar Medical Center	Flagstaff, AZ	100	2022	April 29, 2022	26,000	100
North Boston Medical Center	Haverhill, MA	100	2017	June 28, 2022	30,000	100
North Charlotte Medical Center	Stanley, NC	100	2017	June 28, 2022	25,000	100
Grand Rapids Medical Center	Wyoming, MI	100	2018	July 21, 2022	25,000	100
Glendale Medical Center	Los Angeles, CA	100	2018	July 29, 2022	20,000	100
6300 Dumbarton Circle(1)	Fremont, CA	100	1990	September 15, 2022	44,000	100
6500 Kaiser Drive(1)	Fremont, CA	100	1990	September 15, 2022	88,000	100
Greater Sacramento Medical Center	Rancho Cordova, CA	100	2012	September 16, 2022	18,000	100
Residential Segment:
Townlake of Coppell	Coppell, TX	100%	1986	May 22, 2015	351,000	93%
AQ Rittenhouse	Philadelphia, PA	100	2015	July 30, 2015	92,000	93
Lane Parke Apartments	Mountain Brook, AL	100	2014	May 26, 2016	263,000	91
Dylan Point Loma	San Diego, CA	100	2016	August 9, 2016	204,000	94
The Penfield(1)	St. Paul, MN	100	2013	September 22, 2016	245,000	94

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
180 North Jefferson	Chicago, IL	100	2004	December 1, 2016	217,000	92
Jory Trail at the Grove	Wilsonville, OR	100	2012	July 14, 2017	315,000	94
The Reserve at Johns Creek(2)	Johns Creek, GA	100	2007	July 28, 2017	244,000	92
Villas at Legacy(1)	Plano, TX	100	1999	June 6, 2018	340,000	90
Stonemeadow Farms	Bothell, WA	100	1999	May 13, 2019	228,000	90
Summit at San Marcos(1)	Chandler, AZ	100	2018	July 31, 2019	257,000	92
Presley Uptown	Charlotte, NC	100	2016	September 30, 2019	190,000	94
Princeton North Andover	North Andover, MA	100	2019	May 3, 2021	204,000	91
The Preserve at the Meadows(1)	Fort Collins, CO	100	2001	August 23, 2021	208,000	94
The Rockwell(1)	Berlin, MA	100	2020	August 31, 2021	233,000	95
Miramont	Fort Collins, CO	100	1995	September 29, 2021	212,000	97
Pinecone	Fort Collins, CO	100	1993	September 29, 2021	176,000	95
Reserve at Venice(1)	North Venice, FL	100	2021	December 17, 2021	268,000	92
Woodside Trumbull	Trumbull, CT	100	2021	December 21, 2021	207,000	92
Jefferson Lake Howell	Casselberry, FL	100	2021	March 30, 2022	374,000	89
Oak Street Lofts	Tigard, OR	100	2021	July 15, 2022	162,000	92
Molly Brook on Belmont	North Haledon, NJ	100	2019	September 27, 2022	177,000	92
Single-Family Rental Portfolio II	Various	95	Various	Various	509,000	95
Retail Segment:
The District at Howell Mill(3)	Atlanta, GA	88%	2006	June 15, 2007	306,000	96%
Grand Lakes Marketplace(3)	Katy, TX	90	2012	September 17, 2013	131,000	75
Rancho Temecula Town Center	Temecula, CA	100	2007	June 16, 2014	165,000	99
Skokie Commons	Skokie, IL	100	2015	May 15, 2015	97,000	98
Whitestone Market	Austin, TX	100	2003	September 30, 2015	145,000	100
Maui Mall	Kahului, HI	100	1971	December 22, 2015	235,000	84
Silverstone Marketplace(1)	Scottsdale, AZ	100	2015	July 27, 2016	78,000	92
Kierland Village Center	Scottsdale, AZ	100	2001	September 30, 2016	118,000	96
Timberland Town Center	Beaverton, OR	100	2015	September 30, 2016	92,000	99
Montecito Marketplace(1)	Las Vegas, NV	100	2007	August 8, 2017	190,000	89
Milford Crossing(1)	Milford, MA	100	2018	January 29, 2020	159,000	100
Patterson Place	Durham, NC	100	2010	May 31, 2022	25,000	82
Silverado Square	Las Vegas, NV	100	2018	June 1, 2022	48,000	98
Woodlawn Point	Marietta, GA	100	1993	June 30, 2022	98,000	92
Other Segment:
South Beach Parking Garage(4)	Miami Beach, FL	100%	2001	January 28, 2014	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage(5)	Chicago, IL	100%	2003	December 23, 2014	167,000	N/A
NYC Retail Portfolio(6)	NY/NJ	14	1996 - 2004	December 8, 2015	1,940,000	93%
Pioneer Tower(7)	Portland, OR	100	1990	June 28, 2016	308,000	68
The Tremont(3)	Burlington, MA	75	2016	July 19, 2018	175,000	89
The Huntington(3)	Burlington, MA	75	2018	July 19, 2018	115,000	94
Siena Suwanee Town Center(8)	Suwanee, GA	100	2018	December 15, 2020	226,000	93
Single-Family Rental Portfolio I(9)	Various	47	Various	August 5, 2021	7,207,000	95
Kingston at McLean Crossing(3)	McLean, VA	80	2018	December 3, 2021	279,000	91
___________
1.This property is included in our DST Program.
2.On July 8, 2022, we repurchased this property from our DST Program.
3.We own a majority interest in the joint venture that owns a fee simple interest in this property.
4.The parking garage contains 343 stalls. This property is owned leasehold.
5.We own a condominium interest in the building that contains a 366 stall parking garage.
6.We own an approximate 14% interest in a portfolio of 8 urban infill retail properties located in the greater New York City area.
7.We own a condominium interest in the building that contains a 17 story multi-tenant office property.
8.We own a condominium interest in the project that contains a 240-unit residential property.
9.We own an approximate 47% interest in a portfolio of over 4,000 single-family rental homes located in various markets across the United States.

ACQUISITIONS
2022 Acquisitions
During the year ended December 31, 2022, we acquired 19 properties and over 300 single-family rental houses consisting of:
•five industrial properties totaling 2,046,000 square feet for approximately $275,000;
•eight office properties all focused in the healthcare industry totaling 276,000 square feet for approximately $171,000;
•three multi-family residential properties totaling 751 units, entered into a joint venture that purchased 320 single-family rental houses and acquired the remaining 2.5% of Presley Uptown for approximately $428,000; and
•three retail properties totaling 171,000 square feet for approximately $74,000.
2021 Acquisitions
During the year ended December 31, 2021, we acquired 40 properties and over 4,000 single-family rental houses consisting of:
•23 industrial properties totaling 4,642,000 square feet for approximately $649,000;
•nine office properties all focused in the healthcare industry totaling 427,000 square feet for approximately $199,000; and
•eight multi-family residential properties totaling 1,815 units and entered into a joint venture that purchased over 4,000 single-family rental houses for a total of approximately $1,173,000, including assumption of debt.
2020 Acquisitions
During the year ended December 31, 2020, we acquired six properties consisting of:
•three industrial properties totaling 1,071,000 square feet for approximately $86,000;
•one office property totaling 295,000 square feet for approximately $62,000;
•one multifamily residential property totaling 240 units and for a total of approximately $70,000; and
•one retail property totaling 159,000 square feet for approximately $42,000.
DISPOSITIONS
2022 Dispositions
On January 6, 2022, we sold Norfleet Distribution Center, a 702,000 square foot industrial property located in Kansas City, Missouri for approximately $60,375 less closing costs. We recorded a gain on the sale of the property in the amount of approximately $34,584.
On January 24, 2022, we sold The Edge at Lafayette, a 207,000 square foot student housing apartment property located in Lafayette, Louisiana for approximately $16,500 less closing costs. We recorded a gain on the sale of the property in the amount of approximately $13.
On December 1, 2022 we sold Oak Grove Plaza, a 120,000 square foot retail property located in Sache, Texas for approximately $24,400 less closing costs. We recorded a gain on the sale of the property in the amount of approximately $3,492.
2021 Dispositions
On January 8, 2021, we sold South Seattle Distribution Center, a 323,000 square foot industrial property located in Seattle, Washington for approximately $72,600 less closing costs and the loan of $17,841 was retired. We recorded a gain on the sale of the property in the amount of $33,580.
2020 Dispositions
On March 4, 2020, a 74,000 square foot retail property in the NYC Retail Portfolio (as defined below) was sold and its mortgage loan extinguished. Sale proceeds were maintained at the venture for operating needs.

On March 27, 2020, we sold 24823 Anza Drive, a 31,000 square foot industrial property located in Santa Clarita, California for approximately $5,600 less closing costs. We recorded a gain on the sale of the property in the amount of $1,724.
FINANCING
The following is a summary of the mortgage notes for our consolidated properties as of December 31, 2022:

Property	Interest Rate	Maturity Date	Principal Balance
Aurora Distribution Center	3.39%	June 1, 2023	$13,156
180 N Jefferson	3.89	July 1, 2023	45,000
Grand Lakes Marketplace	4.20	October 1, 2023	23,900
Charlotte Distribution Center	3.66	September 1, 2024	9,117
Genesee Plaza	4.30	January 1, 2025	38,306
Jory Trail at the Grove	3.81	February 1, 2025	41,954
Skokie Commons	3.31	June 1, 2025	23,118
DFW Distribution Center	3.23	June 1, 2025	17,720
AQ Rittenhouse	3.65	September 1, 2025	26,370
Timberland Town Center	4.07	October 1, 2025	19,739
Whitestone Market	3.58	December 1, 2025	25,750
Miramont Apartments	3.87	March 1, 2026	27,128
Pinecone Apartments	3.87	March 1, 2026	24,895
Louisville Distribution Center	1.76	May 1, 2026	52,250
Maui Mall	3.64	June 1, 2026	35,492
Rancho Temecula Town Center	4.02	July 1, 2026	28,000
Dylan Point Loma	3.83	September 1, 2026	39,598
237 Via Vera Cruz	5.79	September 1, 2026	11,880
4211 Starboard Drive	5.79	September 1, 2026	20,612
13500 Danielson Street	5.79	September 1, 2026	10,990
2840 Loker Ave	5.79	September 1, 2026	14,316
15890 Bernardo Center Drive	5.79	September 1, 2026	8,702
Lane Parke Apartments	3.18	November 1, 2026	37,000
The District at Howell Mill	5.30	March 1, 2027	28,036
San Juan Medical Center	3.35	October 1, 2027	16,730
Whitestown Distribution Center	2.95	February 10, 2028	34,000
Townlake of Coppell	2.41	April 10, 2028	36,030
Southeast Phoenix Distribution Center	2.70	June 1, 2028	49,000
Princeton North Andover	5.94	June 1, 2028	39,900
Friendship Distribution Center	6.05	March 1, 2029	40,000
Stonemeadow Farms	3.62	August 1, 2029	43,865
Presley Uptown	3.25	November 1, 2029	30,000
Reserve at Johns Creek	3.58	December 1, 2029	26,000
Summit at San Marcos	3.28	May 1, 2030	35,900
Mason Mill Distribution Center	3.25	October 1, 2030	17,500
The Penfield	2.50	October 1, 2030	35,500
South San Diego Distribution Center	3.18	January 1, 2031	72,500
Villas at Legacy	2.53	January 1, 2031	29,500
The Preserve at the Meadows	2.57	October 1, 2031	32,400
The Rockwell	2.62	October 1, 2031	46,310
Reserve at Venice	2.98	March 1, 2032	55,800
Molly Brook on Belmont	3.31	August 1, 2042	54,650

On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the "Credit Facility") with a syndicate of eight lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving line of credit (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The Revolving Credit Facility contains a sublimit of $25,000 for letters of credit. The primary interest rate for the Revolving Credit Facility is based on one-month term secured overnight financing rate ("SOFR") plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.3% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility is April 28, 2025 and the Term Loan is April 28, 2027. The Credit Facility contains two, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.35% and Adjusted Term SOFR plus 1.30% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.0%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2022, we believe no material adverse effects had occurred.
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
At December 31, 2022, we had $225,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.35% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.40%. We swapped $190,000 of the Revolving Credit Facility to a fixed rate of 2.40% (all in rate of 3.80% at December 31, 2022). The interest swap agreements have maturity dates ranging from February 17, 2023 through April 28, 2027.
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
At December 31, 2022, we were in compliance with all debt covenants.
INSURANCE
Although we believe our investments are currently adequately covered by insurance consistent with the terms and levels of coverage that are standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.

OPERATING STATISTICS
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2022:

	Number of Properties/ Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft(2)
Industrial	60	13,438,000	59%	99%	39%	$6.44
Office	24	1,527,000	7	95	13	32.32
Residential	23	5,676,000	25	93	36	24.09
Retail	14	1,887,000	8	93	12	24.31
Other	1	130,000	1	N/A	—	N/A
Total	122	22,658,000	100%	97%	100%	$14.00
________
(1)Residential includes over 300 single-family rental homes in the Single-Family Rental Portfolio II.
(2)Amount calculated as in-place minimum base rent for all occupied space at December 31, 2022 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
The following table shows our operating statistics by property type for our unconsolidated properties as of December 31, 2022:

	Number of Properties/ Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft(2)
Office	1	308,000	3%	68%	8%	$32.30
Residential	5	8,002,000	77	94	81	13.75
Retail	8	1,940,000	18	93	10	34.81
Other	1	167,000	2	N/A	1	N/A
Total	15	10,417,000	100%	93%	100%	$18.29
________
(1)Residential includes over 4,000 single-family rental homes in the Single-Family Rental Portfolio I.
(2)Amount calculated as in-place minimum base rent for all occupied space at December 31, 2022 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of December 31, 2022, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.30 for our consolidated properties. As of December 31, 2022, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2023 (2)	42	$6,754	487,000	4%
2024	63	16,930	1,425,000	10
2025	69	17,869	1,401,000	10
2026	67	18,714	2,582,000	11
2027	73	29,102	2,097,000	16
2028 and thereafter	171	87,651	9,054,000	49
Total	485	$177,020	17,046,000
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2022 presented in the year of lease expiration.
(2)Does not include 5,415 leases totaling approximately 5,264,000 square feet and approximately $126,798 in annualized minimum base rent associated with the residential properties and single-family rental houses we owned as of December 31, 2022.

As of December 31, 2022, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2023 (2)	14	$8,191	208,000	12%
2024	15	11,448	362,000	16
2025	15	11,763	251,000	17
2026	12	11,910	293,000	17
2027	11	6,024	222,000	9
2028 and thereafter	32	20,074	563,000	29
Total	99	$69,410	1,899,000
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2022 presented in the year of lease expiration.
(2)Does not include 4,629 leases totaling approximately 7,546,314 square feet and approximately $103,781 in annualized minimum base rent associated with the unconsolidated residential investments and single-family rental houses.
The following table shows the aggregate stabilized portfolio occupancy rates for our consolidated and unconsolidated properties as of December 31, 2022 and each of the previous five years:

As of December 31, 2022	Stabilized Occupancy Rate for Consolidated Properties(1)	Stabilized Occupancy Rate for Unconsolidated Properties(1)
2022	97%	93%
2021	98	94
2020	96	87
2019	97	91
2018	94	93
2017	94	95
________
(1)We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.

The following tables show the stabilized occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2022 and 2021:

	Stabilized Occupancy Rate (1)
	December 31, 2022	December 31, 2021	Change
Industrial	99%	100%	(1)%
Office	95	98	(3)
Residential	93	95	(2)
Retail	93	93	—
Total	97%	98%	(1)%
________
(1)    We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.

	Average Minimum Base Rent per Occupied Square Foot (1)
	December 31, 2022	December 31, 2021	Change
Industrial	$6.44	$6.28	$0.16
Office	32.32	31.72	0.60
Residential	24.09	23.15	0.94
Retail	24.31	21.10	3.21
Total	$14.00	$13.14	$0.86
________
(1)      Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our industrial properties' stabilized occupancy rate remained nearly fully occupied from December 31, 2021 to December 31, 2022. The average minimum base rent per occupied square foot for our industrial properties at December 31, 2022 increased when compared to December 31, 2021, due to higher in place rents of our recent acquisitions, as well as base rent increases in our existing properties.
Our office properties' stabilized occupancy rate decreased slightly from December 31, 2021 to December 31, 2022 primarily due to a lease expiration at Fountainhead Corporate Park. Average minimum base rent increased from December 31, 2021 to December 31, 2022 primarily as a result of recent healthcare acquisitions, which have higher minimum base rents than our average office property.
Our residential properties' stabilized occupancy rate decreased slightly from December 31, 2021 to December 31, 2022. The average minimum base rents per occupied square foot for our residential properties at December 31, 2022 increased when compared to December 31, 2021, primarily due to recent acquisitions as well as overall increases in market rents in 2022 throughout the segment.
Our retail properties' stabilized occupancy rate remained the same from December 31, 2021 to December 31, 2022. The average minimum base rents per occupied square foot for our retail properties at December 31, 2022 increased significantly when compared to December 31, 2021, primarily due to base rent increases.
The stabilized occupancy rate of our properties remained high at 97% across our overall portfolio from December 31, 2021 to December 31, 2022. The average minimum base rent per occupied square foot increased from December 31, 2021 to December 31, 2022, primarily due to higher in place rents of our recent acquisitions and increase in rental rates in renewed leases.

PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our consolidated properties based on their percentage of annualized minimum base rent as of December 31, 2022:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Amazon	Monument IV at Worldgate, Pinole Point Distribution Center, Maui Mall & Grand Lakes Marketplace	Internet Web Services / Online Retailer / Grocery Store	Various	Various	$13,180	3%	3%
Williams-Sonoma	Pinole Point Distribution Center, Taunton Distribution Center, West Phoenix Distribution Center	Home Products Retailer	Various	Various	8,860	5%	2%
McKesson Corporation	Louisville Distribution Center	Pharmaceutical Distributor	December 31, 2030	Two 5-year options	4,371	4%	1%
Celularity Inc	170 Park Ave	Biotechnology Company	January 31, 2036	Two 5-year options	2,834	1%	1%
Summit Medical Group	140 Park Ave	Medical Practice	April 30, 2030	Three 5-year options	2,750	<1%	1%
Quanta Computer	Fremont Distribution Center	Computer Manufacturer	August 31, 2025	Two 5-year options	2,719	1%	1%
Mitsubishi Electric	Suwanee Distribution Center	HVAC Manufacturer	July 31, 2028	None	2,674	2%	1%
Virginia Urology	9101 Stony Point	Medical Practice	March 31, 2035	Three 5-year options	2,444	<1%	1%
TJX Companies	Maui Mall, Milford Crossing, Montecito Marketplace, The District at Howell Mill	Home Products Retailer	Various	Various	2,443	<1%	1%
Kyocera SLD Laser, Inc.	6500 Kaiser	LED Manufacturer	April 17, 2030	None	2,272	<1%	1%
Total					$44,547	16%	13%
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

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties based on percentage of annualized minimum base rent as of December 31, 2022:

Properties	Property Type	% of Total Area	% of Annualized Minimum Base Rent (1)
Monument IV at Worldgate	Office	1%	3%
Jefferson Lake Howell	Residential	2	3
Townlake of Coppell	Residential	2	2
South San Diego Distribution Center	Industrial	3	2
Fountainhead Corporate Park	Office	1	2
180 North Jefferson	Residential	1	2
Single-Family Rental Portfolio II	Residential	2	2
Lane Parke Apartments	Residential	1	2
Dylan at Point Loma	Residential	1	2
Reserve at Venice	Residential	1	2
Total		15%	22%
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
Our common stock is not currently traded on any exchange, and there is no established public trading market for our common stock. As of March 27, 2023, there were 24,717 stockholders of record of our common stock, including 13,438 holders of Class A, 4,234 holders Class M, 57 holders Class A-I, 6,987 holders of Class M-I and 1 holder of Class D shares.
NAV per Share
At the end of each day the New York Stock Exchange is open for unrestricted trading, before taking into consideration additional issuances of shares of common stock, repurchases or class-specific expense accruals for that day, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class's relative percentage of the previous aggregate NAV. Changes in our daily NAV reflect factors including, but not limited to, our portfolio income, interest expense and unrealized/realized gains (losses) on assets, and accruals for the advisory fees. The portfolio income is calculated and accrued on the basis of data extracted from (1) the annual budget for each property, real estate loan investment and the company level, including organization and offering expenses incurred after commencement of a public offering and certain operating expenses, (2) material, unbudgeted non-recurring income and expense events such as capital expenditures, prepayment penalties, assumption fees, tenant buyouts, lease termination fees and tenant turnover with respect to our properties when our Advisor becomes aware of such events and the relevant information is available and (3) material property acquisitions and dispositions and real estate loans made and repaid occurring during the month. For the first month following a property acquisition, we calculate and accrue portfolio income with respect to such property based on the performance of the property before the acquisition and the contractual arrangements in place at the time of the acquisition, as identified and reviewed through our due diligence and underwriting process in connection with the acquisition. On an ongoing basis, our Advisor adjusts the accruals to reflect actual operating results and to appropriately reflect the outstanding receivable, payable and other account balances resulting from the accumulation of daily accruals for which financial information is available. The daily accrual of portfolio income also includes reimbursements to our Advisor and dealer manager for organization and offering expenses incurred prior to the date the offering commences and paid on our behalf, which we are reimbursing over the 36 months following the date the offering commences. For the purpose of calculating our NAV, all organization and offering costs incurred after the date the offering commences are recognized as expenses when incurred, and acquisition expenses with respect to each acquired property will be amortized on a daily basis over a five year period following the acquisition date.
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
A fundamental element of the valuation process, the valuation of our properties, real estate loans and the DST Properties, is managed by our independent valuation advisor, SitusAMC Real Estate Valuation Services, LLC, a valuation firm selected by our advisor and approved by our board of directors, including a majority of our independent directors. SitusAMC Real Estate Valuation Services, LLC, founded in 1931, is one of the longest-serving commercial real estate research, valuation and consulting firms in the nation with offices throughout the United States. SitusAMC Real Estate Valuation Services, LLC is engaged in the business of rendering opinions regarding the value of commercial real estate properties and real estate loans and is not affiliated with us or our advisor. The compensation we pay to our independent valuation advisor is based on the number of properties appraised and is not based on the estimated values of such properties. While our independent valuation advisor is responsible for providing our property valuations, our independent valuation advisor is not responsible for, and does not calculate, our daily NAV. Effective January 1, 2018, our NAV and our NAV per share are calculated by ALPS, in accordance with the valuation guidelines established by our board of directors. Our advisor is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV, in each case, as performed by ALPS.
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
The DST Properties included in a DST offering will be valued at cost until the quarterly appraisal cycle during the quarter following the first full calendar quarter in which the DST Property is owned, and thereafter will be valued before the commencement of the DST offering for purposes of determining the price for beneficial interests in the DST Properties in such DST offering regardless of the valuation schedule otherwise applicable pursuant to the valuation guidelines, and no subsequent valuation of such DST Properties will be performed until the earlier of (i) ninety days from the date of the last closing on the DST offering and (ii) one year from the commencement of the DST offering. Such values will be included in our or our operating partnership’s NAV calculation only to the extent of our or our operating partnership’s interest in such DST Properties. In addition, the cash received or a loan made in exchange for the sale of interests in a DST Property will be valued as our assets. The Advisor may modify the timing of the valuation of a DST Property to accommodate the timing of our purchase option under the DST Program, regardless of the valuation schedule otherwise applicable pursuant to our valuation guidelines. A DST Property acquired by us pursuant to our purchase option will continue being valued on the same cycle following our exercise of the purchase option.
Real estate-related assets that we own or may acquire include debt and equity interests backed principally by real estate, such as the common and preferred stock of publicly traded real estate companies, commercial mortgage-backed securities, mortgage loans and participation in mortgage loans (i.e. A-Notes and B-Notes) and mezzanine loans. In general, real estate-related assets are valued according to the procedures specified below upon acquisition or issuance and then quarterly, or in the case of liquid securities, daily, as applicable, thereafter.
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
NAV as of December 31, 2022
The following table presents our historical NAV per share as of each date indicated below:

	NAV per Share
Quarter Ended	Class A	Class M	Class A-I	Class M-I	Class D
December 31, 2022	$14.37	$14.39	$14.40	$14.38	$14.36
September 30, 2022	14.90	14.93	14.94	14.92	14.90
June 30, 2022	14.85	14.88	14.89	14.87	14.85
March 31, 2022	14.73	14.76	14.77	14.76	14.74
December 31, 2021	13.56	13.58	13.59	13.58	13.57
September 30, 2021	12.71	12.73	12.75	12.74	12.72
June 30, 2021	12.07	12.09	12.10	12.10	12.08
March 31, 2021	11.81	11.83	11.84	11.84	11.82
The increase in NAV from December 31, 2021 to December 31, 2022 is primarily related to an overall 5.5% increase in the values of our properties during 2022.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2022:

	December 31, 2022
Component of NAV	Class A	Class M	Class A-I	Class M-I	Class D	Total
Real estate investments(1)	$2,554,496	$589,026	$111,544	$2,155,728	$67,936	$5,478,730
Debt	(968,627)	(223,350)	(42,296)	(817,420)	(25,760)	(2,077,453)
Other assets and liabilities, net	46,871	10,808	2,047	39,554	1,246	100,526
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,632,740	$376,484	$71,295	$1,377,862	$43,422	$3,501,803
Number of outstanding shares	113,645,166	26,170,260	4,950,208	95,803,409	3,023,025
NAV per share	$14.37	$14.39	$14.40	$14.38	$14.36
________
(1)The value of our real estate investments was greater than the historical cost by approximately 14.6% as of December 31, 2022.

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
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2022:

	Healthcare	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.3%	4.7%	5.9%	4.8%	5.5%	6.5%	4.9%
Discount rate/internal rate of return (IRR)	6.4	6.2	6.9	6.3	6.7	7.9	6.4
Annual market rent growth rate	3.0	3.3	2.7	3.3	2.9	3.1	3.2
Holding period (years)	10.0	10.0	10.0	10.0	10.0	21.0	10.1
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
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2021:

	Healthcare	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.3%	4.6%	5.8%	4.5%	5.5%	6.3%	4.9%
Discount rate/internal rate of return (IRR)	6.2	5.6	6.4	5.9	6.4	7.8	6.0
Annual market rent growth rate	3.0	3.3	2.6	3.3	2.7	3.1	3.1
Holding period (years)	10.0	10.0	10.0	10.0	10.0	21.8	10.1
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		December 31, 2022	December 31, 2021
Discount Rate - weighted average	0.25% increase	(1.8)%	(1.7)%
Exit Capitalization Rate - weighted average	0.25% increase	(3.0)	(2.8)
Annual market rent growth rate - weighted average	0.25% decrease	(1.4)	(1.2)

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

December 31, 2022
Stockholders' equity under GAAP	$2,096,097
Adjustments:
Accrued dealer manager fees (1)	182,152
Organization and offering costs (2)	508
Unrealized real estate appreciation (3)	681,041
Accumulated depreciation, amortization and other (4)	542,005
NAV	$3,501,803
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
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with indefinite duration. As of December 31, 2022, we have raised aggregate gross proceeds from the sale of 8,711,716 Class D shares in our Private Offering of $98,188. The shares of common stock issued in the Private Offering were issued in transactions exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act because the purchasers are accredited investors within the meaning of Regulation D under the Securities Act. The Dealer Manager also serves as the dealer manager for the Private Offering. No commissions were paid with respect to the placement of shares in connection with the Private Offering.

ISSUER PURCHASES OF EQUITY SECURITIES
Share Repurchase Plan
We adopted a share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter. To date, we have neither deferred nor rejected any request for repurchase under our share repurchase plan. All redemptions were paid out from offering proceeds. During the quarter ended December 31, 2022, we fulfilled 100% of redemption requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Plan (1)
October 1-October 31, 2022	2,472,661	$14.92	2,472,661	—
November 1-November 30, 2022	2,546,305	14.86	2,546,305	—
December 1-December 31, 2022	2,279,620	14.61	2,279,620	—
________
(1)    Redemptions are limited as described above.
SOURCES OF DISTRIBUTIONS
The following table summarizes our distributions paid over the last three fiscal years:

	For the Year Ended December 31,
	2022	2021	2020
Distributions:
Paid in cash	$41,553	$33,070	$35,719
Reinvested in shares	75,574	59,133	66,990
Total distributions	117,127	92,203	102,709
Source of distributions:
Cash flow from operating activities	60,503	87,349	62,354
Cash flow from investing activities	56,624	4,854	40,355
Total sources of distributions	$117,127	$92,203	$102,709

Performance Graph (Dollars in whole dollars)
The following graph is a comparison of the cumulative return of our shares of Class M-I common stock (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”) and the National Counsel of Real Estate Investment Fiduciaries Fund Index-Open-End Diversified Core Equity (“ODCE”). The graph assumes that $100 was invested on January 1, 2018 in each of our shares of Class M-I common stock, the S&P 500 Index and the ODCE, assuming that all dividends were reinvested without the payment of any commissions. We currently have Class A, Class M, Class A-I, Class M-I and Class D shares of common stock outstanding. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2022 were comprised of:
Industrial
•Kendall Distribution Center,
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
•2451 Bath Road (acquired in 2021),
•687 Conestoga Parkway (acquired in 2021),
•2840 Loker Avenue (acquired in 2021),
•15890 Bernardo Center Drive (acquired in 2021),
•Northeast Atlanta Distribution Center (acquired in 2022),

•West Phoenix Distribution Center (acquired in 2022), and
•Puget Sound Distribution Center (acquired in 2022).

Office
•Monument IV at Worldgate,
•140 Park Avenue,
•San Juan Medical Center,
•Genesee Plaza,
•Fountainhead Corporate Park (acquired in 2020),
•170 Park Avenue (acquired in 2021),
•9101 Stony Point Drive (acquired in 2021),
•North Tampa Surgery Center (acquired in 2021),
•Durham Medical Office (acquired in 2021),
•1203 SW 7 Highway (acquired in 2021),
•8600 NE 82nd Street (acquired in 2021),
•South Reno Medical Center (acquired in 2021),
•Roeland Park Medical Office (acquired in 2021),
•Sugar Land Medical Office (acquired in 2021),
•Cedar Medical Center (acquired in 2022),
•North Boston Medical Center (acquired in 2022),
•North Charlotte Medical Center (acquired in 2022),
•Grand Rapids Medical Center (acquired in 2022),
•Glendale Medical Center (acquired in 2022),
•6300 Dumbarton Circle (acquired in 2022),
•6500 Kaiser Drive (acquired in 2022), and
•Greater Sacramento Medical Center (acquired in 2022).

Residential
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
•Miramont Apartments (acquired in 2021),
•Pinecone Apartments (acquired in 2021),
•The Reserve at Venice (acquired in 2021),
•Woodside Trumbull (acquired in 2021),

•Jefferson Lake Howell (acquired in 2022),
•Oak Street Lofts (acquired in 2022),
•Molly Brook on Belmont (acquired in 2022), and
•Single-Family Rental Portfolio II (acquired in 2022).

Retail
•The District at Howell Mill,
•Grand Lakes Marketplace,
•Rancho Temecula Town Center,
•Skokie Commons,
•Whitestone Market,
•Maui Mall,
•Silverstone Marketplace,
•Kierland Village Center,
•Timberland Town Center,
•Montecito Marketplace,
•Milford Crossing (acquired in 2020),
•Patterson Place (acquired in 2022),
•Silverado Square (acquired in 2022), and
•Woodlawn Point (acquired in 2022).

Other
•South Beach Parking Garage.

Sold Properties
•24823 Anza Drive (sold in 2020),
•South Seattle Distribution Center (sold in 2021),
•Norfleet Distribution Center (sold in 2022),
•The Edge at Lafayette (sold in 2022), and
•Oak Grove Plaza (sold in 2022).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which were comprised of:

December 31, 2022	December 31, 2021	December 31, 2020
Pioneer Tower	Pioneer Tower	Pioneer Tower
NYC Retail Portfolio (1)	NYC Retail Portfolio (1)	NYC Retail Portfolio (1)
Chicago Parking Garage	Chicago Parking Garage	Chicago Parking Garage
The Tremont	The Tremont	The Tremont
The Huntington	The Huntington	The Huntington
Siena Suwanee Town Center	Siena Suwanee Town Center	Siena Suwanee Town Center
Single-Family Rental Portfolio I (1)	Single-Family Rental Portfolio I (1)
Kingston at McLean Crossing	Kingston at McLean Crossing
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
Estimated Percent of Fair Value as of December 31, 2022

Property Sector Diversification
Office - Traditional: 4%
Office - Healthcare: 9%
Industrial: 31%
Other: 1%
Retail: 12%
Residential: 43%

Geographic Region Diversification

East: 24%
Midwest: 9%
South: 28%
West: 39%

Future Lease Expirations
The future lease expiration table represents the lease expirations by both total square feet and annualized minimum base rents for current tenants of our Consolidated Properties (excluding our residential properties).

Year	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2023 (2)	487,000	$6,754	4%
2024	1,425,000	16,930	10
2025	1,401,000	17,869	10
2026	2,582,000	18,714	11
2027	2,097,000	29,102	16
2028	2,102,000	16,052	9
2029	847,000	7,544	4
2030	2,354,000	20,074	11
2031	275,000	3,832	2
2032 and thereafter	3,476,000	40,150	23
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues.
(2)Does not include 5,415 short-term leases totaling approximately 5,264,000 square feet and approximately $126,798 in annualized minimum base rent associated with our residential properties and single-family rental houses as of December 31, 2022.
Ten-Year Debt Repayment
The ten-year debt repayment table represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated Properties and our Credit Facility, excluding mortgage notes payable held for sale.

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2023	$90,732	5%	3.90%
2024	17,653	1	3.79
2025	418,473	22	4.86
2026	309,240	16	3.82
2027	447,860	23	4.77
2028	166,448	9	3.48
2029	138,110	7	4.21
2030	89,694	5	2.98
2031	172,158	9	2.82
2032 and thereafter	93,246	5	2.99
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

Recent Events and Outlook
Property Valuations
Property valuations increased across our portfolio in the first half of the year especially within our residential, industrial and healthcare segments driven by good underlying property fundamentals and strong capital markets before flattening out in the third quarter. The fourth quarter saw property values decline as interest rates increased and capital markets rates of return widened.
Credit Facility
On April 28, 2022, we entered into our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. We are in compliance with our debt covenants as of December 31, 2022. We expect to maintain compliance with our debt covenants.
Liquidity
At December 31, 2022, we had in excess of $70,000 in total cash on hand, $44,000 in marketable securities and $375,000 of capacity under our Credit Facility. Looking into 2023, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares, extinguish mortgage notes maturing and fund quarterly distributions.
Share Repurchase Plan
During the fourth quarter of 2022, we repurchased 100% of redemption requests totaling $108,045 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $181,099. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the first quarter of 2023 is $175,092.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio and our approximate 47% investment in the Single-Family Rental Portfolio I using the fair value option. During the year ended December 31, 2022, we recorded a unrealized fair value loss of $9,457 and a unrealized fair value gain of $2,723 related to our investments in NYC Retail Portfolio and Single-Family Rental Portfolio I, respectively. Our interest rate swaps resulted in an unrealized fair value gain of $3,766 as interest rates increased during the year. We utilize our interest rate swaps to fix interest rates on variable rate debt we plan to hold to maturity.

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
Capital Raised and Use of Proceeds
As of December 31, 2022, we have raised gross proceeds of over $4,648,000 from our public and private offerings since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $5,455,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $655,000 and repurchase shares of our common stock for approximately $1,157,000.
Property Acquisitions
•five industrial properties totaling 1,801,000 square feet,
•eight office properties all focused in the healthcare industry totaling totaling 276,000 square feet,
•three residential properties totaling 713,000 square feet and entered into joint venture that purchased over 300 single-family rental houses and
•three retail properties totaling 171,000 square feet.
Property Dispositions
•disposed of 4001 Norfleet, The Edge at Lafayette and Oak Grove Plaza.
Financing
•entered into two new mortgage notes totaling in excess of $95,000,
•assumed one mortgage note totaling approximately $55,000 and
•repaid one mortgage note totaling $8,700.
Leasing and Occupancy
We ended 2022 with our stabilized portfolio occupancy at 96%. We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property. During the year we signed new or renewal leases encompassing approximately 1,180,000 square feet of industrial, office and retail property space. Additionally, for properties owned all 12 months of 2021 and 2022 we experienced a 7.8% increase in rental revenue and a 9.3% increase in net operating income in 2022 as compared to 2021.
During 2022, we raised approximately $1,238,000 of new capital and acquired over $956,000 of real estate investments. These properties are in keeping with the investment strategy we began in 2012 and provide solid cash flow and good dividend coverage. We will continue to acquire these types of properties in 2023 and beyond.

The 2022 property acquisitions and leasing activity were in line with our long-term strategic objectives of generating attractive income, preserving stockholder capital and realizing moderate appreciation of our NAV over time. Our gross dividends declared and paid in 2022 was $0.56 per share.
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
We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted company leverage ratio. Our company leverage ratio was 36% as of December 31, 2022.
Net Asset Value
The NAV per share for our five classes of common stock was between $14.36 and $14.40 as of December 31, 2022. The decrease of approximately $0.55 per share in NAV from September 30, 2022 is primarily related to decrease in the values of our properties. Additionally, we paid a distribution of $0.14 per share during the quarter ended December 31, 2022, less share class specific fees. For the year ended 2022, our Class A, Class M, Class A-I, and Class M-I common stock had total net returns of 9.27%, 9.75%, 9.77% and 9.97%, respectively, including cash distributions of $0.56 per share, less share class specific fees.
2023 Key Initiatives
Our initiatives for 2023 are to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchase stock under our share repurchase plan, and fund quarterly distributions. Likely acquisition candidates may include well-located, residential properties, industrial, healthcare, grocery-anchored retail properties and originating mortgage loan investments that align with our property investment strategy. We will also attempt to further our geographic diversification. We will use debt financing when attractive interest rates are available, while looking to keep the company leverage ratio in the 30% to 50% range in the near term. We also intend to use our Revolving Credit Facility to allow us to efficiently manage our cash flows.

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
Results of Operations for the Years ended December 31, 2022 and 2021:
Properties acquired or sold during any of the periods are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. 62 of our consolidated properties have been owned for the entire years ended December 31, 2022 and 2021 and are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021	$ Change	% Change
Revenues:
Rental revenue
Industrial	$54,853	$51,786	$3,067	5.9%
Office	28,849	27,840	1,009	3.6
Residential	68,871	62,844	6,027	9.6
Retail	50,788	46,049	4,739	10.3
Other	310	379	(69)	(18.2)
Comparable properties total	$203,671	$188,898	$14,773	7.8%
Recent acquisitions and sold properties	123,960	39,042	84,918	217.5
Total rental revenue	$327,631	$227,940	$99,691	43.7%

Other revenue
Industrial	$109	$238	$(129)	(54.2)%
Office	1,386	1,706	(320)	(18.8)
Residential	3,586	3,329	257	7.7
Retail	497	498	(1)	(0.2)
Other	2,099	2,588	(489)	(18.9)
Comparable properties total	$7,677	$8,359	$(682)	(8.2)%
Recent acquisitions and sold properties	1,880	3,039	(1,159)	(38.1)
Total other revenue	$9,557	$11,398	$(1,841)	(16.2)%
Total revenues	$337,188	$239,338	$97,850	40.9%
Rental revenue at comparable properties increased by $14,773 for the year ended December 31, 2022 as compared to the same period in 2021. The increases within our residential, office and industrial segments was primarily related to an increase in rental rates and occupancy at various properties during the year ended December 31, 2022 as compared to the same period of 2021. The increase in our retail segment was primarily related to an overall increase in collections from tenants that experienced a decrease in operations from COVID-19 in 2021 as well as an increase in recovery revenue related to increased operating expenses with the segment during the year ended December 31, 2022 as compared to 2021.

Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties decreased by $682 for the year ended December 31, 2022 as compared to the same period in 2021. The decrease is primarily related to approximately $489 of lower parking revenue at our parking garage in Miami, FL and a reduction of lease termination fees received within our office segment.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses, by reportable segment, for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021	$ Change	% Change
Operating expenses:
Real estate taxes
Industrial	$8,906	$8,731	$175	2.0%
Office	3,404	3,327	77	2.3
Residential	10,720	11,536	(816)	(7.1)
Retail	5,704	5,684	20	0.4
Other	389	459	(70)	(15.3)
Comparable properties total	$29,123	$29,737	$(614)	(2.1)%
Recent acquisitions and sold properties	16,186	3,100	13,086	422.1
Total real estate taxes	$45,309	$32,837	$12,472	38.0%

Property operating expenses:
Industrial	$5,007	$4,740	$267	5.6%
Office	6,968	6,538	430	6.6
Residential	20,215	18,674	1,541	8.3
Retail	8,143	7,698	445	5.8
Other	798	755	43	5.7
Comparable properties total	$41,131	$38,405	$2,726	7.1%
Recent acquisitions and sold properties	20,406	5,590	14,816	265.0
Total property operating expenses	$61,537	$43,995	$17,542	39.9%
Total operating expenses	$106,846	$76,832	$30,014	39.1%
Real estate taxes at comparable properties decreased by $614 for the year ended December 31, 2022 as compared to the same period in 2021. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases. In 2022, we received real estate tax refunds at 180 N Jefferson and Lane Parke Apartments within our residential segment.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $2,726 during the year ended December 31, 2022 as compared to the same period in 2021. The increases generally relate to higher property management fees due to higher revenues, higher salary costs and higher utility costs in some markets.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021	$ Change	% Change
Property general and administrative	$(2,882)	$(1,596)	$(1,286)	80.6%
Advisor fees	(50,333)	(65,667)	15,334	(23.4)
Company level expenses	(8,762)	(4,841)	(3,921)	81.0
Provision for impairment of real estate	—	(1,822)	1,822	(100.0)
Depreciation and amortization	(138,104)	(94,051)	(44,053)	46.8
Interest expense	(99,284)	(48,230)	(51,054)	105.9
(Loss) income from unconsolidated affiliates and fund investments	(3,403)	67,333	(70,736)	(105.1)
Investment income on marketable securities	1,505	418	1,087	260.0
Net realized (loss) gain upon sale of marketable securities	(879)	247	(1,126)	(455.9)
Net unrealized change in fair value of investment in marketable securities	(9,570)	2,933	(12,503)	(426.3)
Gain on disposition of property and extinguishment of debt, net	37,253	33,422	3,831	11.5
Total expenses	$(274,459)	$(111,854)	$(162,605)	145.4%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased $1,286 for the year ending December 31, 2022 as compared to the same period in 2021 due to the increase in the number of properties we own. Additionally, in 2021 we received a partial recovery of a deposit for an unsuccessful acquisition received from 2020.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $15,334 for the year ended December 31, 2022 is primarily related a decrease in performance fees in 2022 partially offset by an increase in fixed fees.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased $3,921 for the year ended December 31, 2022 as compared to the same period in 2021 primarily related to a $3,124 tax provision increase primarily related to gains on sales of properties in our taxable REIT subsidiary related to the DST program and increases in professional service fees as well as the increase in size of our portfolio.
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
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $44,053 in depreciation and amortization expense for the year ended December 31, 2022 as compared to the same period in 2021 is primarily related to additional expense from our 2022 and 2021 acquisitions.
Interest expense increased by $51,054 for the year ended December 31, 2022 as compared to the same period in 2021 primarily as a result of increased borrowings on our Credit Facility and mortgage notes obtained as well as $32,962 increased interest expense on the financial obligations related to the DST Program which includes non-cash interest expense of $15,283 related to a property we exercised our fair market value purchase option on in 2022. Offsetting the increases were unrealized gains on our interest rate swaps in the amount of $7,686 during the year ended December 31, 2022 compared to unrealized losses of $3,920 during the year ended December 31, 2021. We expect to incur significant amounts of non-cash interest expense in future periods related to the exercising of the fair value option on DST Properties.

(Loss) income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and the Single-Family Rental Portfolio I. During the year ended December 31, 2022, we recorded a $9,457 decrease in the fair value of our investment in NYC Retail Portfolio and a $2,723 increase in fair value in Single-Family Rental Portfolio I as well as $7,895 in distributions of income. During the year end ended December 31, 2021, we recorded a $61,945 increase in the fair value in the Single-Family Rental Portfolio I in addition to $4,145 of distributions of income and a $4,021 decrease in the fair value of NYC Retail Portfolio. Additionally, during the year ended December 31, 2022, we recorded an impairment charge related to our investment in Pioneer Tower in the amount of $12,838 as the carrying value of the investment exceeded its estimated fair value.
Investment income on marketable securities relates to dividends earned on our portfolio of publicly traded REIT securities. We made our initial purchase of marketable securities during the year ended December 31, 2021. We recorded dividend income of $1,505 and $418 during the years ended December 31, 2022 and 2021, respectively.
Net realized (loss) gain upon the sale of marketable securities relates to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $879 during the year ended December 31, 2022 as compared to a realized gain of $247 during the year end December 31, 2021.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We recorded an unrealized loss of $9,570 during the year ended December 31, 2022 as compared to unrealized gains of $2,933 during the year ended December 31, 2021.
Gain on disposition of property and extinguishment of debt, net of $37,253 in the year ended December 31, 2022 relates to the gain on sale of Norfleet Distribution Center, The Edge at Lafayette and Oak Grove Plaza and the gain on disposal of property and relinquishment of debt, net of $33,422 in the year ended December 31, 2021 relates to the gain on sale of South Seattle Distribution Center.
Results of Operations for the Years ended December 31, 2021 and 2020:
For discussion on our results of operations for the years ended December 31, 2021 and 2020 please see our Annual Report on Form 10-K filed with the SEC on March 12, 2022.
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
In order to provide a better understanding of the relationship between FFO, AFFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided reconciliations of GAAP net income attributable to JLL Income Property Trust, Inc. to FFO and FFO to AFFO. FFO and AFFO do not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income is not a measure of liquidity or an indicator of the Company's ability to make cash distributions. We believe that to more comprehensively understand its operating performance, FFO and AFFO should be considered along with its reported net income attributable to JLL Income Property Trust, Inc. and its cash flows in accordance with GAAP, as presented in our consolidated financial statements. Our presentations of FFO and AFFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions.

The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Year ended December 31,
	2022	2021	2020
Net (loss) income attributable to JLL Income Property Trust, Inc.	$(42,551)	$49,121	$(44,006)
Real estate depreciation and amortization(1)	144,239	105,631	84,842
(Gain) loss on disposition of property and unrealized loss (gain) on investment in unconsolidated real estate affiliate(1)	(29,846)	(97,525)	14,344
Impairment of depreciable real estate(1)	12,341	1,774	1,506
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$84,183	$59,001	$56,686
Weighted average shares outstanding, basic and diluted	229,552,710	186,610,215	170,613,298
NAREIT FFO per share, basic and diluted	$0.37	$0.32	$0.33
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Year ended December 31,
	2022	2021	2020
NAREIT FFO attributable to JLL Income Property Trust, Inc.	$84,183	$59,001	$56,686
Straight-line rental income(1)	(7,815)	(4,503)	(1,510)
Amortization of above- and below-market leases(1)	(3,845)	(3,231)	(2,410)
Amortization of net premium/(discount) on assumed debt(1)	(1,208)	(442)	(129)
(Gain) loss on derivative instruments and extinguishment or modification of debt(1)	(12,396)	(3,413)	7,857
Adjustment for investments accounted for under the fair value option(2)	7,097	3,276	1,291
Net unrealized change in fair value of investment in marketable securities (1)	9,244	(2,823)	—
Performance fees(1)	6,796	36,028	—
Acquisition expenses(1)	377	(582)	2,194
Adjustment for DST Program properties(3)	17,512	(5,017)	(1,145)
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$99,945	$78,294	$62,834
Weighted average shares outstanding, basic and diluted	229,552,710	186,610,215	170,613,298
AFFO per share, basic and diluted	$0.44	$0.42	$0.37
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio and Single-Family Rental Portfolio I.
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
Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Credit Facility
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other company level expenses	•	Sales of beneficial interests in the DST Program
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	$ Change
Net cash provided by operating activities	$60,503	$87,349	$(26,846)
Net cash used in investing activities	(782,947)	(1,488,573)	705,626
Net cash provided by financing activities	704,530	1,421,272	(716,742)

Net cash provided by operating activities decreased by $26,846 for the year ending December 31, 2022, as compared to the same period in 2021. The decrease in cash from operating activities is primarily due to the performance fee earned by the Advisor in 2021 and paid in 2022 in the amount of $36,711.
Net cash used in investing activities decreased by $705,626 for the year ending December 31, 2022 as compared to the same period in 2021. The decrease during the year ended December 31, 2022 as compared to 2020 was related to an decrease in acquisitions of $394,470 and a decrease in investments in unconsolidated joint ventures in the amount of $246,897, as well as lower net investments in marketable securities of $28,601. Also impacting the decrease in net cash used in investing activities was an increase in proceeds from the sales of real estate investments during the year ended December 31, 2022 in the amount of $98,247 as compared to $66,992 during the year ended December 31, 2021.
Net cash provided by financing activities decreased by $716,742 for the year ending December 31, 2022 as compared to the same period in 2021. The decrease is primarily related to lower net proceeds from mortgage note payables and other debt payable of $733,399 for the year ending December 31, 2022 as compared to the same period in 2021. The change also resulted from a decrease in cash from net sales of common stock of $37,335 during the year ending December 31, 2022 as compared to the same period in 2021.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2022 and 2021:

	Consolidated Debt
	December 31, 2022		December 31, 2021
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,362,214	3.38%	$1,268,220	3.37%
Variable	581,400	5.81	551,400	1.71
Total	$1,943,614	4.11%	$1,819,620	2.86%
Covenants
At December 31, 2022, we were in compliance with all debt covenants.
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
On October 16, 2019, we, through our operating partnership, initiated the DST Program, and on August 10, 2021, our board of directors approved an increase to raise up to a total of $2,000,000 in private placements exempt from registration under the Securities Act, through the sale of beneficial interests to accredited investors in specific DSTs holding DST Properties, which may be sourced from our real properties or from third parties.

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
The operating agreement for our investment in Single-Family Rental Portfolio II allows the unrelated third party joint venture, owning a 5% interest, to put its interest to us at a market determined value starting November 9, 2030.
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
•ability of our tenants to pay rent as a result of their financial condition; and
•our share of distributions of operating cash flow generated by the unconsolidated real estate affiliates, less management costs and debt service on additional loans that have been or will be incurred.
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
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2022, we had consolidated debt of $1,943,614. Including the $19,087 net discount on the assumption of debt and debt issuance costs, we had consolidated debt of $1,924,527 at December 31, 2022. We also entered into interest rate swap agreements on $190,000 of the variable rate debt that cap the LIBOR or SOFR rate at between 1.0% and 2.6% that mature between 2023 and 2027. A 0.25% movement in the interest rate on the $581,400 of variable-rate debt would have resulted in a $1,454 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2022, the fair value of our mortgage notes and other debt payable was estimated to be approximately $139,690 lower than the carrying value of $1,943,614. If treasury rates were 0.25% higher at December 31, 2022, the fair value of our consolidated debt would have been approximately $162,759 lower than the carrying value.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2022, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2022, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2023 Proxy Statement") relating to our 2023 annual meeting of stockholders (our “2023 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2023.
On March 7, 2023, our board of directors determined to hold the 2023 Annual Meeting on June 8, 2023.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2023 Proxy Statement.
Our independent registered public accounting firm is KPMG LLP, Chicago, Illinois Auditor Firm ID: 185
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(1)Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.
(2)Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2022” at page F-35 below.
(3)Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

3.3	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.6	Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015).

3.7	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.8	Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 16, 2019).

3.9	Fourth Articles of Amendment to the Second Articles of Amendment and Restatements of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2022).

3.10	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company’s Registration Statement on Form S-11 filed with the SEC on April 7, 2022).

4.2*	Description of the Company's securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.1	Fourth Amended and Restated Advisory Agreement, dated October 16, 2019, among Jones Lang LaSalle Income Property Trust, Inc., JLLIPT Holdings LP and LaSalle Investment Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2019).

10.2	Amended and Restated Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. JLLIPT Holdings LP and LaSalle Investment Management Distributors, LLC, dated as of March 9, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021).

10.3	Amended and Restated Jones Lang LaSalle Income Property Trust, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2022)..

10.4	License Agreement by and between Jones Lang LaSalle Income Property Trust, Inc. and Jones Lang LaSalle IP, Inc. dated as of November 14, 2011 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11, Commission File No. 333-177963, filed with the SEC on November 14, 2011).

10.5	Subscription Agreement by and among Jones Lang LaSalle Income Property Trust, Inc. and LIC II Solstice Holdings, LLC, dated as of August 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2012).

10.6	Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of March 3, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2015).

Exhibit Number	Description
10.7	Contribution and Assignment Agreement between Jones Lang LaSalle Income Property Trust, Inc. and JLLIPT Holdings LP (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2018).

10.8	Purchase and Sale Agreement for 111 Sutter Street, dated December 17, 2018, between CEP Investors XII, LLC and Paramount Group Acquisition and Development LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2019).

10.9	Amended and Restated Dealer Manager Agreement, dated August 25, 2021, among JLL Exchange TRS, LLC, LaSalle Investment Management Distributors, LLC, JLLIPT Holdings LP and Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.10	Form of First Amended and Restated Trust Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.11	Form of Master Lease (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.12	Fourth Amended and Restated Limited Partnership Agreement of JLLIPT Holdings LP (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2021).

10.13	Purchase and Sale Agreement for Single-Family Rental Portfolio I , dated August 5, 2021 between LIPT SFR Portfolio, LLC and GVI RH JV HoldCo, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

10.14	Sixth Amended and Restated Independent Director's Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-11 filed with the SEC on December 21, 2021).

10.15*	Seventh Amended and Restated Independent Director's Compensation Plan.

10.16	Credit Agreement between Jones Lang LaSalle Income Property Trust, Inc. and JPMorgan Chase Bank, N.A. for a $1 billion revolving line of credit and unsecured term loan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2022).

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included in signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	RH Joint Ventures, LLC and Subsidiaries Consolidated Financial Statements as of and for the years ended December 31, 2022 and 2021.

99.2*	Madison NYC Core Retail Partners, LP Financial Statements as of and for the year ended December 31, 2022.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

104*	Cover Page Intereactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*     Filed herewith.
**    Furnished herewith.

Item 16.	Form 10-K Summary.
The Company has elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, JLL Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLL INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 27, 2023		C. Allan Swaringen President, Chief Executive Officer

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

Signature	Title	Date

/S/ LYNN C. THURBER	Chairman of the Board of Directors, Director	March 27, 2023

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2023

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 27, 2023

/S/ VIRGINIA G. BREEN	Director	March 27, 2023

/S/ JONATHAN B. BULKELEY	Director	March 27, 2023

/S/ R. MARTEL DAY	Director	March 27, 2023

/S/ JACQUES N. GORDON	Director	March 27, 2023

/S/ KRISTY F. HEUBERGER	Director	March 27, 2023

/S/ ROBIN M. ZEIGLER	Director	March 27, 2023

/S/ DOUGLAS A. LINDGREN	Director	March 27, 2023

/S/ WILLIAM E. SULLIVAN	Director	March 27, 2023

JLL Income Property Trust, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
JLL Income Property Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of JLL Income Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Relative fair value of certain assets acquired
As discussed in Note 3 to the consolidated financial statements, the Company acquired $925.0 million of real estate properties accounted for as asset acquisitions during the year ended December 31, 2022. In asset acquisitions, the Company uses estimates of future cash flows and other valuation techniques to allocate the fair value of the property among land, building and equipment, and other identifiable asset and liabilities on a relative basis.
We identified the assessment of the relative fair value of land and in-place lease intangibles in certain asset acquisitions as a critical audit matter. A high degree of subjectivity and auditor judgment was required to evaluate the fair value amounts used in the relative allocation of the purchase price to these assets. Specifically, the measurement of the relative fair values of land and in-place lease intangibles is dependent upon key assumptions that have a higher degree of sensitivity within the Company’s asset acquisition accounting model. Such key assumptions include comparable market land values and market rents.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and implementation of management’s internal control process to review purchase price allocations. For certain asset acquisitions, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•comparing the Company’s determination of the fair value of land to independently developed ranges of estimated fair value based on publicly available land sales
•comparing the market rents used in the Company’s in-place lease intangible value to market data such as industry guides.
Expected hold period of net property and equipment
As discussed in Note 2 to the consolidated financial statements, the Company evaluates the recoverability of net property and equipment whenever events or changes in circumstances, including changes in the expected hold period, indicate that the carrying amount of net property and equipment may exceed fair value. As of December 31, 2022, the Company had net property and equipment of $4.1 billion.
We identified the assessment of the expected hold period of net property and equipment as a critical audit matter. A high degree of auditor judgment was required to evaluate the reasonableness of management’s assessment of the hold period. Changes in the expected hold period could have a material impact on the results of management’s recoverability assessment and indicate a potential impairment.
The following are the primary procedures we performed to address this critical audit matter.
•we compared the Company’s historical hold period for similar net property and equipment to the hold period assumed in the Company’s analyses used to evaluate whether a change in circumstance has occurred.
•we inquired of management and inspected documents such as meeting minutes of the Board of Directors and forecasts developed at the portfolio management team’s strategic planning meetings to evaluate the likelihood that a property would be sold before the end of its previously identified hold period.
•we read external communications with investors in order to identify information regarding potential sales of the Company’s properties, or other indicators of a potential reduction in an investment property’s hold period.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Chicago, Illinois
March 27, 2023

JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2022	2021
ASSETS
Investments in real estate:
Land (including from VIEs of $70,527 and $59,006, respectively)	$725,078	$598,564
Buildings and equipment (including from VIEs of $236,265 and $206,016, respectively)	3,728,507	3,010,359
Less accumulated depreciation (including from VIEs of $(28,622) and $(26,955), respectively)	(335,216)	(259,362)
Net property and equipment	4,118,369	3,349,561
Investments in unconsolidated real estate affiliates	202,203	217,044
Real estate fund investments	346,171	352,905
Investments in real estate and other assets held for sale	—	39,326
Net investments in real estate	4,666,743	3,958,836
Investment in marketable securities	44,182	43,206
Cash and cash equivalents (including from VIEs of $10,720 and $6,740, respectively)	70,940	70,273
Restricted cash (including from VIEs of $1,082 and $859, respectively)	32,628	51,203
Tenant accounts receivable, net (including from VIEs of $1,724 and $1,850, respectively)	8,656	9,066
Deferred expenses, net (including from VIEs of $1,234 and $533, respectively)	15,867	14,511
Acquired intangible assets, net (including from VIEs of $8,372 and $12,500, respectively)	256,515	216,227
Deferred rent receivable, net (including from VIEs of $1,539 and $1,135, respectively)	33,567	25,634
Prepaid expenses and other assets (including from VIEs of $6,383 and $284, respectively)	25,120	13,290
TOTAL ASSETS	$5,154,218	$4,402,246
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $116,852 and $147,076, respectively)	$1,924,527	$1,817,664
Liabilities held for sale	—	271
Accounts payable and other accrued expenses (including from VIEs of $3,806 and $2,477, respectively)	49,747	70,551
Financing obligation	726,375	448,319
Accrued offering costs	187,742	137,776
Accrued interest (including from VIEs of $526 and $368, respectively)	6,057	3,321
Accrued real estate taxes (including from VIEs of $591 and $679, respectively)	10,396	9,497
Advisor fees payable	10,820	39,709
Acquired intangible liabilities, net (including from VIEs of $417 and $541, respectively)	43,407	31,022
TOTAL LIABILITIES	2,959,071	2,558,130
Commitments and contingencies	—	—
Redeemable noncontrolling interests	12,387	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized 113,645,166 and 100,038,362 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,136	1,000
Class M common stock: $0.01 par value; 200,000,000 shares authorized 26,170,260 and 36,458,191 shares issued and outstanding at December 31, 2022 and 2021, respectively	262	365
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized 4,950,208 and 9,356,309 shares issued and outstanding at December 31, 2022 and 2021 respectively	50	94
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized 95,803,409 and 52,676,693 shares issued and outstanding at December 31, 2022 and 2021, respectively	958	527
Class D common stock: $0.01 par value; 200,000,000 shares authorized 3,023,025 and 7,513,281 shares issued and outstanding at December 31, 2022 and 2021, respectively	30	75
Additional paid-in capital (net of offering costs of $337,559 and $264,066 as of December 31, 2022 and 2021, respectively)	2,799,539	2,313,815
Distributions to stockholders	(691,090)	(573,963)
(Accumulated deficit) Retained earnings	(14,788)	34,398
Total JLL Income Property Trust, Inc. stockholders’ equity	2,096,097	1,776,311
Noncontrolling interests	86,663	67,805
Total equity	2,182,760	1,844,116
TOTAL LIABILITIES AND EQUITY	$5,154,218	$4,402,246
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except per share amounts

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues:
Rental revenue	$327,631	$227,940	$186,641
Other revenue	9,557	11,398	6,980
Total revenues	337,188	239,338	193,621
Operating expenses:
Real estate taxes	45,309	32,837	29,665
Property operating	61,537	43,995	37,999
Property general and administrative	2,882	1,596	4,318
Advisor fees	50,333	65,667	25,274
Company level expenses	8,762	4,841	2,936
Provision for impairment of real estate	—	1,822	—
Depreciation and amortization	138,104	94,051	75,603
Total operating expenses	306,927	244,809	175,795
Other (expenses) and income:
Interest expense	(99,284)	(48,230)	(40,668)
(Loss) income from unconsolidated real estate affiliates and fund investment	(3,403)	67,333	(19,451)
Investment income on marketable securities	1,505	418	—
Net realized (loss) gain upon sale of marketable securities	(879)	247	—
Net unrealized change in fair value of investment in marketable securities	(9,570)	2,933	—
Gain (loss) on disposition of property and extinguishment of debt, net	37,253	33,422	(1,772)
Total other (expenses) and income	(74,378)	56,123	(61,891)
Net (loss) income	(44,117)	50,652	(44,065)
Net loss (income) attributable to the noncontrolling interests	1,566	(1,531)	59
Net (loss) income attributable to JLL Income Property Trust, Inc.	$(42,551)	$49,121	$(44,006)
Net (loss) income attributable to JLL Income Property Trust, Inc. per share-basic and diluted:
Class A	$(0.18)	$0.28	$(0.26)
Class M	(0.20)	0.27	(0.26)
Class A-I	(0.21)	0.28	(0.26)
Class M-I	(0.18)	0.24	(0.26)
Class D	(0.22)	0.26	(0.26)
Weighted average common stock outstanding-basic and diluted	229,552,710	186,610,215	170,613,298
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock		Additional Paid-in Capital	Distributions to Stockholders	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2019	165,745,572	$1,658	$1,860,734	$(398,939)	$29,283	$6,021	$1,498,757
Issuance of common stock	28,718,218	287	345,625	—	—	—	345,912
Repurchase of shares	(21,372,888)	(214)	(255,141)	—	—	—	(255,355)
Conversion of shares	(2,435)	—	—	—	—	—	—
Offering costs	—	—	(29,274)	—	—	—	(29,274)
Stock based compensation	16,000	—	192	—	—	—	192
Net loss	—	—	—	—	(44,006)	(59)	(44,065)
Issuance of OP units	—	—	—	—	—	14,252	14,252
Adjustment of noncontrolling interests	—	—	1,352	—	—	(1,352)	—
Cash contributed from noncontrolling interests	—	—	—	—	—	3	3
Cash distributed to noncontrolling interests	—	—	—	—	—	(178)	(178)
Distributions declared ($0.54) per share	—	—	—	(82,821)	—	—	(82,821)
Balance, December 31, 2020	173,104,467	$1,731	$1,923,488	$(481,760)	$(14,723)	$18,687	$1,447,423
Issuance of common stock	44,071,596	441	545,261	—	—	—	545,702
Repurchase of shares	(11,151,942)	(111)	(135,135)	—	—	—	(135,246)
Conversion of shares	(1,285)	—	—	—	—	—	—
Offering costs	—	—	(47,661)	—	—	—	(47,661)
Stock based compensation	20,000	—	238	—	—	—	238
Net income	—	—	—	—	49,121	1,531	50,652
Issuance of OP units	—	—	—	—	—	74,673	74,673
Adjustment of noncontrolling interests	—	—	27,624	—	—	(27,624)	—
Cash contributed from noncontrolling interests	—	—	—	—	—	4,350	4,350
Cash distributed to noncontrolling interests	—	—	—	—	—	(3,812)	(3,812)
Distributions declared ($0.54) per share	—	—	—	(92,203)	—	—	(92,203)
Balance, December 31, 2021	206,042,836	$2,061	$2,313,815	$(573,963)	$34,398	$67,805	$1,844,116
Issuance of common stock	54,844,656	549	802,089	—	—	—	802,638
Repurchase of shares	(17,321,045)	(174)	(253,686)	—	—	—	(253,860)
Conversion of shares	(1,160)	—	—	—	—	—	—
Offering costs	—	—	(73,493)	—	—	—	(73,493)
Stock based compensation	26,781	—	396	—	—	—	396
Net loss ($37 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(42,551)	(1,529)	(44,080)
Issuance of OP units	—	—	—	—	—	39,472	39,472
Adjustment of noncontrolling interests	—	—	10,418	—	—	(10,418)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(4,745)	(4,745)
Allocation to redeemable noncontrolling interests	—	—	—	—	(6,635)	(3,922)	(10,557)
Distributions declared ($0.56) per share	—	—	—	(117,127)	—	—	(117,127)
Balance, December 31, 2022	243,592,068	$2,436	$2,799,539	$(691,090)	$(14,788)	$86,663	$2,182,760
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(44,117)	$50,652	$(44,065)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	136,816	93,045	75,073
(Gain) loss on disposition of property and extinguishment of debt, net	(37,253)	(33,422)	1,772
Net realized loss (gain) upon sale of marketable securities	879	(247)	—
Net unrealized change in fair value of marketable securities	9,570	(2,933)	—
Straight line rent	(8,086)	(3,975)	(1,324)
Provision for impairment of real estate	—	1,822	—
Loss (income) from unconsolidated real estate affiliates and fund investments	3,403	(67,333)	19,451
Distributions received from unconsolidated affiliates and fund investments	18,669	11,860	4,043
Non-cash interest expense related to DST Program	43,553	10,851	1,271
Performance fee	(36,711)	—	—
Net changes in assets, liabilities and other	(26,220)	27,029	6,133
Net cash provided by operating activities	60,503	87,349	62,354
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(843,911)	(1,238,381)	(187,825)
Proceeds from sales of real estate investments and fixed assets	98,247	66,992	5,372
Capital improvements and lease commissions	(25,361)	(28,764)	(13,201)
Investment in unconsolidated real estate affiliates and fund investments	(497)	(247,394)	(8,802)
Deposits for investments under contract	—	(1,000)	—
Investment in marketable securities	(30,051)	(45,373)	—
Proceeds from sale of marketable securities	18,626	5,347	—
Net cash used in investing activities	(782,947)	(1,488,573)	(204,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	965,518	809,571	394,082
Offering costs	(23,528)	(16,792)	(17,592)
Repurchase of shares	(253,858)	(135,246)	(255,354)
Distributions to stockholders	(41,553)	(33,070)	(35,719)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(4,921)	(3,812)	(178)
Contributions received from noncontrolling interests	—	4,350	3
Deposits for loan commitments	—	(937)	—
Draws on credit facility	395,000	675,000	200,000
Payment on credit facility	(405,000)	(140,000)	(200,000)
Proceeds from mortgage notes and other debt payable	95,800	356,390	135,130
Principal payments on mortgage notes and other debt payable	(16,728)	(86,402)	(89,349)
Payment on early extinguishment of debt	(91)	—	(1,457)
Debt issuance costs	(6,109)	(7,780)	(52)
Net cash provided by financing activities	704,530	1,421,272	129,514
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,914)	20,048	(12,588)
Cash, cash equivalents and restricted cash at the beginning of the year	121,482	101,434	114,022
Cash, cash equivalents and restricted cash at the end of the year	$103,568	$121,482	$101,434
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to Consolidated Statements of Cash Flows
Cash and cash equivalents	$70,940	$70,273	$84,805
Restricted cash	32,628	51,203	16,629
Restricted cash included in assets held for sale	—	6	—
Cash, cash equivalents and restricted cash at the end of the period	$103,568	$121,482	$101,434
Supplemental disclosure of cash flow information:
Interest paid	$58,718	$37,184	$35,966
Non-cash activities:
Write-offs of receivables	$4	$198	$74
Write-offs of retired assets and liabilities	24,839	10,257	12,599
Change in liability for capital expenditures	(2,395)	(2,109)	(412)
Net liabilities transferred at sale of real estate investments	1,082	230	63
Net liabilities assumed at acquisition	2,438	2,945	520
Change in issuance of common stock receivable and redemption of common stock payable	2,156	(731)	176
Change in accrued offering costs	49,965	30,869	11,682
Assumption of mortgage notes payable	(54,922)	(125,716)	—
Investments in real estate in exchange for OP Units	39,472	74,673	29,086
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
JLL Income Property Trust, Inc., formerly known as Jones Lang LaSalle Income Property Trust, Inc., is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of industrial, office, residential, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2022, we owned interests in a total of 135 properties and over 4,300 single-family rental houses located in 26 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of December 31, 2022, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $128,421, and owned directly or indirectly 96.1% of the OP Units of our operating partnership. The remaining 3.9% of the OP Units are held by third parties.
From our inception to December 31, 2022, we have received approximately $4,695,400 in gross offering proceeds from various public and private offerings of shares of our common stock as well as issuance of OP Units. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC").
On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of December 31, 2022, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $825,192. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering (the "Private Offering") of up to $350,000 in shares of our Class D common stock with an indefinite duration. As of December 31, 2022, we have raised aggregate gross proceeds of $98,188 in the Private Offering. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”) to raise up to $500,000, which our board of directors increased to $2,000,000 on November 8, 2022, in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2022, we have raised $759,194 of aggregate gross proceeds from our DST program.
As of December 31, 2022, 113,645,166 shares of Class A common stock, 26,170,260 shares of Class M common stock, 4,950,208 shares of Class A-I common stock, 95,803,409 shares of Class M-I common stock, and 3,023,025 shares of Class D common stock were outstanding and held by a total of 24,496 stockholders.
LaSalle acts as our advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). The term of our Advisory Agreement expires June 5, 2023, subject to an unlimited number of successive one-year renewals. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of, and compensated by, our Advisor. We have no employees as all operations are managed by our Adviser.

LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2022, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of approximately $36,300.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-K and include the accounts of our wholly owned subsidiaries, consolidated variable interest entities ("VIE") and the unconsolidated investments in real estate affiliates. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights, and the consolidation of VIEs in which we own less than a 100% interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of December 31, 2022, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs and our operating partnership. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2022, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interest are recorded as an allocation of retained earnings on our Consolidated Statements of Equity. During the year ended December 31, 2022, we recorded an allocation from noncontrolling interests to redeemable noncontrolling interests in the amount of $3,922. We have redeemable noncontrolling interest that related to Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II as of December 31, 2022. As of December 31, 2022, $12,387 related to these third party joint ventures was included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $2,880 is immediately puttable by the holder of the noncontrolling interest.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
The carrying amount of our noncontrolling interests reflected in equity are as follows as of December 31:

	2022	2021
Interests in the partnership equity of the operating partnership	$82,635	$60,019
Noncontrolling interest in consolidated joint ventures	4,028	7,786
Total noncontrolling interests reflected in equity	$86,663	$67,805
Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. If our strategy changes or if market conditions otherwise dictate a change in the holding period and an exit date, an impairment loss could be recognized and such loss could be material. When we have committed to a plan to sell a property that is available for immediate sale, have the necessary approvals and marketing in place, and believe that the sale of the property is probable the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. For our consolidated properties we recorded no impairment charges for the years ended December 31, 2022 and 2020. We recorded $1,822 in impairment charges in 2021.
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
We evaluate the carrying values of our investments in unconsolidated real estate affiliates accounted for under the equity method, excluding our investment under the fair value option, in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. During 2022, we concluded that an other than temporary decline in value exists in our investment in Pioneer Tower and recognized an impairment charge of $12,838. During 2020, we concluded that an other than temporary decline in value exists in our investment in the Chicago Parking Garage and recognized an impairment charge of $1,506.
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
Rental Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $8,110, $3,155 and $951 for the years ended December 31, 2022, 2021 and 2020, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2022, 2021 and 2020, are $3,455, $2,714 and $1,859, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.

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
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At December 31, 2022 and 2021, our restricted cash balance on our Consolidated Balance Sheet was primarily related to loan escrow amounts and subscriptions received in advance.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2022 and 2021 was $10,113 and $8,436, respectively.
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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2022 and 2021, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the weighted average lease term of the respective leases, which generally range from one to 10 years.
Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $123,725 and $102,842 at December 31, 2022 and 2021, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $15,566 and $15,481 at December 31, 2022 and 2021, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities, including those classified as held for sale, as of December 31, 2022 is as follows:

	Acquired in-place leases	Acquired above-market leases	Below-market ground lease	Acquired below-market leases
2023	$44,651	$1,804	$401	$(6,173)
2024	36,712	1,590	401	(5,802)
2025	29,563	1,416	401	(5,342)
2026	25,632	1,388	15	(4,482)
2027	22,223	1,338	15	(3,732)
Thereafter	82,643	6,107	215	(17,876)
	$241,424	$13,643	$1,448	$(43,407)
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
We evaluate uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon our current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where we are required to file income tax returns requiring recognition in the consolidated financial statements at December 31, 2022, 2021, and 2020. We are not subject to federal income tax examinations for tax years prior to 2019.

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
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the years ended December 31, 2022 and 2021, we recorded an unrealized loss and unrealized gain in fair value classified within the Level 3 category of $6,734 and $57,924, respectively, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio I (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments). During the year ended December 31, 2022, we recorded an impairment charge in our unconsolidated investment in Pioneer Tower within the Level 3 category of $12,838 utilizing a capitalization rate of 6.0% and a discount rate of 7.5% to reflect our investment at its estimated fair value.
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable, including amounts included as held for sale, using level two inputs was approximately $139,690 lower and $3,794 higher than the aggregate carrying amounts at December 31, 2022 and 2021, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.
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

As of December 31, 2022, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$190,000
The fair value of our interest rate caps and swaps represent assets of $5,106 and liabilities of $2,580 at December 31, 2022 and 2021, respectively.
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
Correction of Immaterial Overstatement of Noncontrolling Interest
During the year ended December 31, 2022, we identified an immaterial overstatement of the net equity balance related to the noncontrolling interests in partnership equity of our operating partnership. We previously recorded these noncontrolling interests based upon the fair value of the OP Units issued as consideration, increased for the noncontrolling interests’ share of net income of the operating partnership and decreased for the noncontrolling interests’ share of net loss and distributions. We have subsequently determined that transactions that change our ownership interest in the operating partnership are accounted for as equity transactions if we retain our controlling financial interest in the operating partnership and no gain or loss was recognized in net income. Accordingly, the net equity balance related to the noncontrolling interests in partnership equity of the operating partnership was adjusted to reflect these changes in ownership of the operating partnership as an equity transaction to reflect the change in ownership percentage of operating partnership. These adjustments are reflected as an allocation between Additional Paid in Capital and Noncontrolling Interest within our equity section on our Consolidated Balance Sheets and Consolidated Statements of Equity. Our ownership percentage of the operating partnership will increase as we issue common stock and will decrease as we issue OP Units to noncontrolling interests in the future. This correction has no impact on our net income, cash flows or the value of the OP Units. The following table summarizes the effects of this correction:

	As of December 31, 2021
	Previously Reported	Adjustment	Corrected
Noncontrolling interests	96,781	(28,976)	67,805
Additional paid in capital	2,284,839	28,976	2,313,815

	As of December 31, 2020
	Previously Reported	Adjustment	Corrected
Noncontrolling interests	20,039	(1,352)	18,687
Additional paid in capital	1,922,136	1,352	1,923,488
NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the industrial, office, residential, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited. The following table provides information regarding the consolidated properties acquired during the years ended December 31, 2022, 2021 and 2020:

Property Name	Property Type	Acquisition Date	Price	Square Footage / Units	Location
2022 Acquisitions
Jefferson Lake Howell	Residential	March 30, 2022	$154,100	384 units	Casselberry, FL
Northeast Atlanta Distribution Center	Industrial	April 8, 2022	54,100	459,000	Jefferson, GA
Cedar Medical Center at Flagstaff	Office	April 29, 2022	17,200	26,000	Flagstaff, AZ
Patterson Place	Retail	May 31, 2022	14,500	25,000	Durham, NC
Silverado Square	Retail	June 1, 2022	24,400	48,000	Las Vegas, NV
Southeast Phoenix Distribution Center	Industrial	June 8, 2022	62,400	245,000	Chandler, AZ
North Boston Medical Center	Office	June 28, 2022	22,500	30,000	Haverhill, MA
North Charlotte Medical Center	Office	June 28, 2022	12,500	25,000	Stanley, NC
Woodlawn Point Shopping Center	Retail	June 30, 2022	35,000	98,000	Marietta, GA
Oak Street Lofts	Residential	July 15, 2022	81,500	187 units	Tigard, OR
Grand Rapids Medical Center	Office	July 21, 2022	9,300	25,000	Wyoming, MI
Glendale Medical Center	Office	July 29, 2022	18,200	20,000	Los Angeles, CA
6300 Dumbarton Circle	Office	September 15, 2022	38,000	44,000	Fremont, CA
6500 Kaiser Drive	Office	September 15, 2022	42,500	88,000	Fremont, CA
Greater Sacramento Medical Center	Office	September 16, 2022	11,100	18,000	Rancho Cordova, CA
Molly Brook on Belmont	Residential	September 27, 2022	89,500	180 units	North Haledon, NJ
West Phoenix Distribution Center	Industrial	September 30, 2022	135,000	1,200,000	Glendale, AZ
Puget Sound Distribution Center	Industrial	October 6, 2022	23,800	142,000	Lacey, WA
Single-Family Rental Portfolio II	Single Family Homes	Various	99,600	320 units	Various
2021 Acquisitions
Louisville Distribution Center	Industrial	January 21, 2021	$95,000	1,040,000	Shepherdsville, KY
170 Park Avenue	Office	February 2, 2021	46,600	147,000	Florham Park, NJ
Southeast Phoenix Distribution Center	Industrial	February 23, 2021	91,000	474,000	Chandler, AZ
Princeton North Andover	Residential	May 3, 2021	72,500	192 units	North Andover, MA
Louisville Airport Distribution Center	Industrial	June 24, 2021	32,100	284,000	Louisville, KY
237 Via Vera Cruz and 13500 Danielson Street	Industrial	July 2, 2021	36,640	153,000	San Marcos and Poway, CA
4211 Starboard Drive	Industrial	July 9, 2021	32,000	130,000	Fremont, CA
The Preserve at the Meadows	Residential	August 23, 2021	61,000	220 units	Fort Collins, CO
The Rockwell	Residential	August 31, 2021	84,000	204 units	Berlin, MA
Stony Point Drive	Office	September 15, 2021	52,000	87,000	Richmond, VA
5 National Way and 47 National Way	Industrial	September 28, 2021	66,750	375,000	Durham, NC
Miramont Apartments	Residential	September 29, 2021	57,400	210 units	Fort Collins, CO
Pinecone Apartments	Residential	September 29, 2021	51,600	195 units	Fort Collins, CO
North Tampa Surgery Center	Office	October 7, 2021	8,500	13,000	Odessa, FL
Friendship Distribution Center	Industrial	October 20, 2021	95,000	649,000	Buford, GA
South San Diego Distribution Center	Industrial	October 28, 2021	158,500	665,000	San Diego, CA
1755 Britannia Drive and 2451 Bath Road	Industrial	November 16, 2021	47,100	407,000	Elgin, IL
687 Conestoga Parkway	Industrial	November 17, 2021	39,500	327,000	Shepherdsville, KY
2840 Loker Avenue and 15890 Bernardo Center Drive	Industrial	November 30, 2021	41,100	152,000	Carlsbad and San Diego, CA
The Reserve at Venice	Residential	December 17, 2021	93,000	276 units	North Venice, FL
Woodside Trumbull	Residential	December 21, 2021	98,000	199 units	Trumbull, CT
Durham Medical Office	Office	December 23, 2021	37,125	60,000	Durham, NC
1203 SW 7 Highway	Office	December 23, 2021	3,400	10,000	Blue Springs, MO
8600 NE 82nd Street	Office	December 23, 2021	5,500	11,000	Blue Springs, MO
South Reno Medical Center	Office	December 28, 2021	14,025	32,000	Reno, NV
Roeland Park Medical Office	Office	December 28, 2021	13,300	30,000	Roeland Park, KS
Sugar Land Medical Office	Office	December 30, 2021	18,350	37,000	Sugar Land, TX
2020 Acquisitions
Milford Crossing	Retail	January 29, 2020	$42,100	159,000	Milford, MA
Fountainhead Corporate Park	Office	February 6, 2020	61,500	295,000	Phoenix, AZ
Fort Worth Distribution Center	Industrial	October 23, 2020	24,050	351,000	Fort Worth, TX
Whitestown Distribution Center	Industrial	December 11, 2020	62,300	720,000	Whitestown, IN

We allocated the purchase price for our 2022 acquisitions in accordance with authoritative guidance as follows:

	2022 Acquisitions	2021 Acquisitions	2020 Acquisitions
Land	$131,475	$173,962	$15,782
Building and equipment	719,146	1,145,365	136,430
In-place lease intangible (acquired intangible assets)	90,377	135,278	35,345
Above-market lease intangible (acquired intangible assets)	2,023	9,568	2,947
Below-market lease intangible (acquired intangible liabilities)	(18,013)	(19,997)	(2,317)
	$925,008	$1,444,176	$188,187
Amortization period for intangible assets and liabilities	6 months - 19 years	5 months - 19 years	5 months - 15 years
Impairment of Investment in Real Estate
During the year ended December 31, 2021, in accordance with authoritative guidance for impairment of long-lived assets, we determined that The Edge at Lafayette no longer fit our current investment objectives and strategy and reduced our expected hold period. We further determined that this asset was impaired as the carrying value of the investment was not deemed recoverable. Therefore, we recognized an impairment charge totaling $1,822, which represented the difference between the sale price less estimated costs to sell and the carrying value of the property.
2022 Dispositions
On January 6, 2022, we sold Norfleet Distribution Center, a 702,000 square foot industrial property located in Kansas City, Missouri for approximately $60,375 less closing costs. We recorded a gain on the sale of the property in the amount of $34,584.
On January 24, 2022, we sold The Edge at Lafayette, a 207,000 square foot student housing apartment property located in Lafayette, Louisiana for approximately $16,500 less closing costs. We recorded a gain on the sale of the property in the amount of $13.
On December 1, 2022 we sold Oak Grove Plaza, a 120,000 square foot retail property located in Sachse, Texas for approximately $24,400 less closing costs. We recorded a gain on the sale of the property in the amount of $3,492.
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
Held for Sale
On December 15, 2021, Norfleet Distribution Center was classified as held for sale and was sold on January 6, 2022. On December 23, 2021, The Edge at Lafayette was classified as held for sale and was sold on January 24, 2022. As of December 31, 2021, our investment in real estate and other assets and liabilities held for sale was comprised of:

December 31, 2021
Land	$3,530
Building and equipment, net	35,349
Other assets, net	447
Total assets	$39,326

Other liabilities	$271
Total liabilities	$271
NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The residential sector includes residential properties and single-family rental homes.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates as of December 31, 2022 and December 31, 2021:

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	December 31, 2022	December 31, 2021
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$13,449	$13,992
Pioneer Tower	Office	Portland, OR	June 28, 2016	88,000	103,529
The Tremont	Residential	Burlington, MA	July 19, 2018	21,211	21,345
The Huntington	Residential	Burlington, MA	July 19, 2018	10,019	10,773
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,449	30,685
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	39,075	36,720
Total				$202,203	$217,044
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2022	December 31, 2021
Net investments in real estate	$399,107	$408,233
Acquired intangible assets, net	8,334	10,139
Other assets	14,661	8,433
Total assets	$422,102	$426,805

Mortgage notes and other debt payable	$180,278	$182,318
Acquired intangible liabilities, net	3,518	3,933
Other liabilities	1,733	2,266
Total liabilities	185,529	188,517
Members’ equity	236,573	238,288
Total liabilities and members' equity	$422,102	$426,805

Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2022	December 31, 2021
Members’ equity	$236,573	$238,288
Less: other members' equity	(20,150)	(19,858)
Basis differential	(14,220)	(1,386)
Investments in unconsolidated real estate affiliates	$202,203	$217,044
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Total revenues	$36,426	$24,862	$18,978
Total operating expenses	27,008	22,868	17,792
Operating income	$9,418	$1,994	$1,186
Total other expenses	(626)	4,586	2,894
Net income (loss)	$10,044	$(2,592)	$(1,708)
Company Equity in Income of Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss) of unconsolidated real estate affiliates	$10,044	$(2,592)	$(1,708)
Other members’ share of net income	(1,770)	(186)	(368)
Impairment of investments in unconsolidated real estate affiliates	(12,838)	—	(1,506)
Company equity in (loss) of unconsolidated real estate affiliates	$(4,564)	$(2,778)	$(3,582)
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
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P, which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of December 31, 2022, the NYC Retail Portfolio owned eight retail properties totaling approximately 1,940,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey. We have no unfunded commitments.
As of December 31, 2022 and December 31, 2021, the carrying amount of our investment in the NYC Retail Portfolio was $75,417 and $84,874, respectively. During the year ended December 31, 2022, we recorded decreases in fair value of our investment in the NYC Retail Portfolio of $9,457 and received no cash distributions. During the year ended December 31, 2022, we made no capital contributions and received no distributions from Madison NYC Core Retail Partners, L.P. During the year ended December 31, 2021, we recorded decreases in fair value of our investment in the NYC Retail Portfolio of $4,021 and received no cash distributions. During the year ended December 31, 2021, we made a $1,661 capital contribution to Madison NYC Core Retail Partners, L.P. On March 4, 2020, a retail property in the NYC Retail Portfolio with a square footage of 74,000 was sold and the mortgage loan was extinguished.
Single-Family Rental Portfolio I
On August 5, 2021, we acquired an approximate 47% interest in a portfolio of approximately 4,000 stabilized single-family rental homes located in various markets across the United States, including Atlanta, Dallas, Phoenix, Nashville and Charlotte, among others (the "Single-Family Rental Portfolio I"). The portfolio is encumbered by securitized mortgages in a net amount of approximately $760,000 maturing in the fourth quarter of 2025 at a weighted average interest rate of 2.1%. The equity purchase price for our approximate 47% interest was approximately $205,000. We funded the transaction using cash on hand and a draw on our Revolving Credit Facility.
As of December 31, 2022 and December 31, 2021, the carrying amount of our investment in the Single-Family Rental Portfolio I was $270,754 and $268,031 respectively. During the year ended December 31, 2022 and December 31, 2021, we recorded an increase in the fair value of our investment in the Single-Family Rental Portfolio I of $2,723 and an increase of $61,945 respectively. During the year ended December 31, 2022 and December 31, 2021, we received distributions of income totaling $7,895 and $4,145 respectively . The cash distributions of income increased income from unconsolidated real estate affiliates and fund investments. During the year ended December 31, 2021, we made a working capital funding of $909 to the joint venture and paid $343 in closing costs.
Summarized Combined Balance Sheets—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment (Unaudited)

	December 31, 2022	December 31, 2021
Investment in real estate venture	$1,646,374	$1,666,923
Cash	21,703	19,650
Other assets	52,190	55,562
Total assets	$1,720,267	$1,742,135

Total liabilities	$834,237	$823,503
Partners' capital	886,030	918,632
Total liabilities and partners' capital	$1,720,267	$1,742,135
Summarized Statement of Operations—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment (Unaudited)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Total revenue	$86,688	$31,945	$2,261

Net investment income (loss)	$23,128	$4,025	$(28)
Net change in unrealized (loss) gain on investment in real estate venture	(34,620)	162,207	(57,323)
Net (loss) income	$(11,492)	$166,232	$(57,351)

NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2042 and consist of the following:

Property	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2022	December 31, 2021
Aurora Distribution Center	June 1, 2023	Fixed	3.39%	$13,156	$13,441
180 N Jefferson	July 1, 2023	Fixed	3.89	45,000	45,000
Grand Lakes Marketplace	October 1, 2023	Fixed	4.20	23,900	23,900
Oak Grove Plaza (1)	February 1, 2024	Fixed	4.17	—	8,915
Charlotte Distribution Center	September 1, 2024	Fixed	3.66	9,117	9,341
Genesee Plaza	January 1, 2025	Fixed	4.30	38,306	39,285
Jory Trail at the Grove	February 1, 2025	Fixed	3.81	41,954	42,793
Skokie Commons	June 1, 2025	Fixed	3.31	23,118	23,627
DFW Distribution Center	June 1, 2025	Fixed	3.23	17,720	17,720
AQ Rittenhouse	September 1, 2025	Fixed	3.65	26,370	26,370
Timberland Town Center	October 1, 2025	Fixed	4.07	19,739	20,253
Whitestone Market	December 1, 2025	Fixed	3.58	25,750	25,750
Miramont Apartments	March 1, 2026	Fixed	3.87	27,128	27,629
Pinecone Apartments	March 1, 2026	Fixed	3.87	24,895	25,355
Louisville Distribution Center	May 1, 2026	Fixed	1.76	52,250	52,250
Maui Mall	June 1, 2026	Fixed	3.64	35,492	36,322
Rancho Temecula Town Center	July 1, 2026	Fixed	4.02	28,000	28,000
Dylan Point Loma	September 1, 2026	Fixed	3.83	39,598	40,319
237 Via Vera Cruz	September 1, 2026	Floating	5.79	11,880	11,880
4211 Starboard Drive	September 1, 2026	Floating	5.79	20,612	20,612
13500 Danielson Street	September 1, 2026	Floating	5.79	10,990	10,990
2840 Loker Ave	September 1, 2026	Floating	5.79	14,316	14,316
15890 Bernardo Center	September 1, 2026	Floating	5.79	8,702	8,702
Lane Parke Apartments	November 1, 2026	Fixed	3.18	37,000	37,000
The District at Howell Mill	March 1, 2027	Fixed	5.30	28,036	28,858
San Juan Medical Center	October 1, 2027	Fixed	3.35	16,730	16,730
Whitestown Distribution Center	February 10, 2028	Fixed	2.95	34,000	34,000
Townlake of Coppell	April 10, 2028	Fixed	2.41	36,030	36,030
Southeast Phoenix Distribution Center	June 1, 2028	Fixed	2.70	49,000	49,000
Princeton North Andover	June 1, 2028	Floating	5.94	39,900	39,900
Friendship Distribution Center (2)	March 1, 2029	Floating	6.05	40,000	—
Stonemeadow Farms	August 1, 2029	Fixed	3.62	43,865	44,722
Presley Uptown	November 1, 2029	Fixed	3.25	30,000	30,000
Reserve at Johns Creek	December 1, 2029	Fixed	3.58	26,000	26,000
Summit at San Marcos	May 1, 2030	Fixed	3.28	35,900	35,900
Mason Mill Distribution Center	October 1, 2030	Fixed	3.25	17,500	17,500
The Penfield	October 1, 2030	Fixed	2.50	35,500	35,500
South San Diego Distribution Center	January 1, 2031	Fixed	3.18	72,500	72,500
Villas at Legacy	January 1, 2031	Fixed	2.53	29,500	29,500
The Preserve at the Meadows	October 1, 2031	Fixed	2.57	32,400	32,400
The Rockwell	October 1, 2031	Fixed	2.62	46,310	46,310
Reserve at Venice (3)	March 1, 2032	Fixed	2.98	55,800	—

Molly Brook on Belmont (4)	August 1, 2042	Fixed	3.31	54,650	—
Revolving line of credit	April 28, 2025	Floating	5.81	225,000	300,000
Bridge loan (5)	December 1, 2022	Floating	1.75	—	100,000
Term loans	April 28, 2027	Fixed & Floating	3.40% - 5.76%	400,000	235,000
TOTAL				$1,943,614	$1,819,620
Net debt discount on assumed debt and debt issuance costs				(19,087)	(1,956)
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$1,924,527	$1,817,664
________
(1)    On August 5, 2022, we repaid the mortgage note payable related to Oak Grove Plaza in the amount of $8,770.
(2)    On March 18, 2022, we entered into a $40,000 mortgage payable on Friendship Distribution Center. The mortgage note bears an interest rate equal to the Secured Overnight Financing Rate ("SOFR") plus 1.75% (6.05% at December 31, 2022) and matures on March 1, 2029.
(3)    On February 15, 2022, we entered into a $55,800 mortgage payable on Reserve at Venice. The mortgage note bears an interest of 2.98% and matures on March 1, 2032.
(4)    On September 27, 2022, we assumed a mortgage payable that was originated on August 1, 2022 on Molly Brook on Belmont. The mortgage bears an interest rate of 3.31% and matures on August 1, 2042. As of December 31, 2022, the balance of the loan was $54,650.
(5)    On April 28, 2022, the Bridge Loan was extinguished upon execution of the Credit Facility.
We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows as of December 31, 2022:

Property	Debt Premium (Discount)	Effective Interest Rate
The District at Howell Mill	$(844)	6.34%
Timberland Town Center	280	3.34
Jory Trail at the Grove	(54)	3.94
Genesee Plaza	670	4.30
Pinecone Apartments	1,202	2.33
Miramont Apartments	1,310	2.33
South San Diego Distribution Center	2,990	3.18
Molly Brook on Belmont	(13,047)	5.90
Net debt premium on assumed debt	$(7,493)
Aggregate future principal payments of mortgage notes payable and other debt payable are as follows:

Year	Amount
2023	$90,732
2024	17,653
2025	418,473
2026	309,240
2027	447,860
Thereafter	659,656
Total	$1,943,614

Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $2,731,000 and $2,421,000 at December 31, 2022 and 2021, respectively, have been pledged as collateral, and are not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, cash from future property operations and capital from the proceeds of the Current Public Offering.

Credit Facility
On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the "Credit Facility") with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving line of credit (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month term SOFR plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.3% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility is April 28, 2025 and the Term Loan is April 28, 2027. The Credit Facility contains two, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.35% and Adjusted Term SOFR plus 1.30% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.0%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2022, we believe no material adverse effects had occurred. We expect to utilize our cash on hand and Credit Facility capacity to extinguish mortgage notes maturing in 2023.
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
At December 31, 2022, we had $225,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.45% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.40%. We swapped $190,000 of the Term Loan to a fixed rate of 2.40% (all in rate of 3.80% at December 31, 2022). The interest swap agreements have maturity dates ranging from February 17, 2023 through April 28, 2027. At December 31, 2021, we had $300,000 outstanding under our previous revolving line of credit, $100,000 outstanding under the Bridge Loan, and $235,000 outstanding under the Term Loans.
On December 10, 2021, we entered into an additional $100,000 short-term bridge loan (the "Bridge Loan") with JPMorgan Chase Bank, N.A. under the same terms as our Credit Facility. The Bridge Loan bore interest at SOFR plus 1.45% to 2.15% depending on our total leverage ratio. The maturity date of the Bridge Loan was December 1, 2022 and had two, three month extension options. The Bridge Loan was extinguished on April 28, 2022 upon execution of the Credit Facility.
Covenants
At December 31, 2022, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at December 31, 2022 and December 31, 2021 were $11,032 and $8,024, respectively.

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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the years ending December 31, 2022, 2021 and 2020 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2019	88,007,721	39,036,770	11,153,567	22,589,599	4,957,915
Issuance of common stock	13,533,380	2,453,336	314,149	12,417,353	—
Repurchase of shares	(11,333,773)	(5,009,716)	(1,878,636)	(3,150,763)	—
Stock based compensation	—	—	—	16,000	—
Share conversions	(536,232)	(868,234)	27,219	1,374,812	—
Balance, December 31, 2020	89,671,096	35,612,156	9,616,299	33,247,001	4,957,915
Issuance of common stock	16,945,256	3,590,727	478,460	20,501,787	2,555,366
Repurchase of shares	(6,327,886)	(1,937,556)	(738,450)	(2,148,050)	—
Stock based compensation	—	—	—	20,000	—
Share conversions	(250,104)	(807,136)	—	1,055,955	—
Balance, December 31, 2021	100,038,362	36,458,191	9,356,309	52,676,693	7,513,281
Issuance of common stock	20,927,064	5,652,729	443,729	27,821,134	—
Repurchase of shares	(5,590,784)	(767,360)	(1,361,701)	(5,110,944)	(4,490,256)
Stock based compensation	—	—	—	26,781	—
Share conversions	(1,729,476)	(15,173,300)	(3,488,129)	20,389,745	—
Balance, December 31, 2022	113,645,166	26,170,260	4,950,208	95,803,409	3,023,025

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, for the years ending December 31, 2022, 2021 and 2020 were as follows:

	December 31, 2022		December 31, 2021		December 31, 2020
	# of shares	$ Amount	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	20,927,064	$308,318	16,945,256	$210,810	13,533,380	$164,020
Class M Shares	5,652,729	82,545	3,590,727	44,885	2,453,336	29,258
Class A-I Shares	443,729	6,578	478,460	6,077	314,149	3,736
Class M-I Shares	27,847,915	405,593	20,521,787	254,168	12,433,353	149,090
Class D Shares	—	—	2,555,366	30,000	—	—
Total		$803,034		$545,940		$346,104
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. We honored 100% of redemption requests we received and have made repurchases according to our share repurchase plan as following:

Year ending December 31,	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total Dollar of Repurchases
2020	11,333,773	5,009,716	1,878,636	3,150,763	—	$255,355
2021	6,327,886	1,937,556	738,450	2,148,050	—	135,246
2022	5,590,784	767,360	1,361,701	5,110,944	4,490,256	253,860
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock and OP Units may elect to have their cash distributions reinvested in additional shares of our common stock and OP Units at the NAV per share or NAV per unit applicable to the class of shares or unit being purchased on the distribution date. For the year ended December 31, 2022, we issued 5,151,317 shares of common stock for $75,552 and 1,624 OP Units for $22 under the distribution reinvestment plan. For the year ended December 31, 2021, we issued 4,726,012 shares of common stock for $59,133 under the distribution reinvestment plan. For the year ended December 31, 2020, we issued 5,653,314 shares of common stock for $66,990 under the distribution reinvestment plan.
Operating Partnership Units
In connection with the acquisition of Siena Suwanee Town Center and South San Diego Distribution Center, our operating partnership issued 7,037,257 OP Units to third parties for a total of $88,925. On July 8, 2022, our operating partnership exercised its fair market value purchase option to acquire The Reserve at Johns Creek and issued 2,575,832 OP Units for approximately $38,200 to DST investors. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 229,552,710, 186,610,215 and 170,613,298 for the years ended December 31, 2022, 2021 and 2020, respectively. We have no dilutive or potentially dilutive securities.
We compute net income per share for Class A, Class M, Class A-I, Class M-I, and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 9-Related Party Transactions) which may impact the net income of each class of common stock differently. The calculated performance component for the years ended December 31, 2022, 2021 and 2020, and the impact on each class of common stock, are shown below. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock.

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
The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I, and Class D common stock:

	Year Ended December 31, 2022
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(16,766)	$(4,327)	$(1,039)	$(12,689)	$(761)
Allocation of performance fee	2,642	1,240	356	2,170	330
Total	$(19,408)	$(5,567)	$(1,395)	$(14,859)	$(1,091)
Weighted average number of common shares outstanding	108,161,922	27,911,145	6,708,638	81,854,681	4,916,324
Basic and diluted net loss per share:	$(0.18)	$(0.20)	$(0.21)	$(0.18)	$(0.22)

	Year Ended December 31, 2021
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income before performance fee	$43,011	$16,231	$4,360	$18,960	$3,262
Allocation of performance fee	17,269	6,561	1,712	8,992	1,408
Total	$25,742	$9,670	$2,648	$9,968	$1,854
Weighted average number of common shares outstanding	93,504,890	35,291,400	9,484,119	41,229,584	7,100,222
Basic and diluted net income per share:	$0.28	$0.27	$0.28	$0.24	$0.26

	Year Ended December 31, 2020
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(23,259)	$(9,465)	$(2,598)	$(7,405)	$(1,279)
Allocation of performance fee	—	—	—	—	—
Total	$(23,259)	$(9,465)	$(2,598)	$(7,405)	$(1,279)
Weighted average number of common shares outstanding	90,176,584	36,694,995	10,073,075	28,710,729	4,957,915
Basic and diluted net loss per share:	$(0.26)	$(0.26)	$(0.26)	$(0.26)	$(0.26)

Distributions Declared
The distributions declared per share for each of our classes of common stock for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/24/2022	$0.14000	$0.11467	$0.13095	$0.13100	$0.14000	$0.14000
6/23/2022	0.14000	0.11270	0.12951	0.13102	0.14000	0.14000
9/22/2022	0.14000	0.11240	0.12962	0.13082	0.14000	0.14000
12/22/2022	0.14000	0.11204	0.12966	0.13100	0.14000	0.14000
Total	$0.56000	$0.45181	$0.51974	$0.52384	$0.56000	$0.56000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/24/2021	$0.13500	$0.11326	$0.12715	$0.12726	$0.13500	$0.13500
6/24/2021	0.13500	0.11294	0.12696	0.12710	0.13500	0.13500
9/24/2021	0.13500	0.11189	0.12666	0.12644	0.13500	0.13500
12/23/2021	0.13500	0.11092	0.12637	0.12675	0.13500	0.13500
Total	$0.54000	$0.44901	$0.50714	$0.50755	$0.54000	$0.54000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/25/2020	$0.13500	$0.11211	$0.12649	$0.12681	$0.13500	$0.13500
6/24/2020	0.13500	0.11239	0.12683	0.12753	0.13500	0.13500
9/24/2020	0.13500	0.11282	0.12661	0.12632	0.13500	0.13500
12/23/2020	0.13500	0.11280	0.12719	0.12715	0.13500	0.13500
Total	$0.54000	$0.45012	$0.50712	$0.50781	$0.54000	$0.54000
________
(1)     Distributions paid are net of dealer manager fees applicable to each share class.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until December 21, 2021, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2022 and 2021, LaSalle had paid $2,185 and $2,113, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs incurred for services provided to the DST totaling $901 are accounted for as deferred loan costs and are netted against the financing obligation.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. During the years ended December 31, 2022 and 2021 we recorded interest expense related to the master lease in the amounts of $20,859 and $8,603, respectively. Upon the determination that it is probable that we will exercise the fair market value purchase option, we will recognize additional interest expense or interest income to the financing obligation to account for the difference between the fair value of the property and the outstanding liabilities. During the year ended December 31, 2022, we determined that certain properties were probable for exercising the fair market value purchase option and recorded additional non-cash interest expense of $22,693. We will remeasure the fair value of these properties at each balance sheet date and adjust the non-cash interest expense recognized over the remaining term of the master lease for any changes in fair value. If we elect to repurchase the property prior to the maturity date of the master lease, we will record the difference between the repurchase amount and the financial obligation as additional non-cash interest expense in the period of repurchase. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on our Consolidated Statements of Operations and Comprehensive Income. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the specific DST and could fluctuate over time.
As of December 31, 2022, we sold approximately $759,194 of interests related to the DST Program. As of December 31, 2022, the following properties are included in our DST Program:
•Summit at San Marcos,
•Mason Mill Distribution Center,
•San Juan Medical Center,
•The Penfield,
•Milford Crossing,
•Villas at Legacy,
•Montecito Marketplace,
•Whitestown Distribution Center,
•Louisville Airport Distribution Center,
•The Preserve at the Meadows,
•The Rockwell,
•9101 Stony Point Drive,
•Reserve at Venice,
•Friendship Distribution Center,

•Duke Medical Center,
•Silverstone Marketplace,
•South Reno Medical Center,
•Sugar Land Medical Plaza,
•Suwanee Distribution Center, and
•West Phoenix Distribution Center.
NOTE 8—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties, excluding those classified as held for sale, based on operating leases in place at December 31, 2022 are as follows:

Year	Amount
2023	$248,339
2024	181,270
2025	155,686
2026	138,913
2027	112,196
Thereafter	447,196
Total	$1,283,600
Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the years ended December 31, 2022, 2021 and 2020, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the decrease in rents from 2023 future rents to 2024 is related to our residential properties which generally have a one year lease life.
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
The fixed advisory fees for the years ended December 31, 2022, 2021 and 2020 were $43,364, $28,956 and $25,274, respectively. The performance fees for the years ended December 31, 2022, 2021 and 2020 were $6,969, $36,711 and $0, respectively. Included in Advisor fees payable for the years ended December 31, 2022 and 2021 were $3,851 and $2,998 of fixed fee expense, respectively, and $6,969 and $36,711 of performance fee expenses, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the years ended December 31, 2022, 2021 and 2020, JLL Americas was paid $2,098, $1,222 and $741, respectively, for property management and leasing services. During the year ended December 31, 2022, there were no mortgage brokerage fees paid to JLL Americas. During the year ended December 31, 2021, we paid JLL Americas $209 in mortgage brokerage fees related to the mortgage notes payable for Louisville Airport Distribution Center and $162 in mortgage brokerage fees related to the mortgage payable for Townlake of Coppell. During the year ended December 31, 2020, we paid JLL Americas $75 in brokerage fees for the sale of 24823 Anza Drive and $133 in mortgage brokerage fees related to the mortgage note payable for Villas at Legacy.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the years ended December 31, 2022, 2021 and 2020, we paid the Dealer Manager selling commissions and dealer manager fees totaling $16,075, $12,246 and $11,303, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs at December 31, 2022 and 2021 were $185,557 and $135,663 of future dealer manager fees payable, respectively.
As of December 31, 2022 and 2021, we owed $2,185 and $2,113, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock and OP Units). These costs are included in Accrued offering costs.

LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the dealer manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the years ended December 31, 2022 and 2021, our taxable REIT subsidiary paid $6,524 and $5,697, respectively, to the Dealer Manager. In addition, the dealer manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the NAV of each outstanding unit of beneficial interest for such day, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit and 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with the FMV Option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share and 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the Redemption Right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M, and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the years ended December 31, 2022 and 2021, the DSTs paid $1,493 and $754, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the years ended December 31, 2022 and 2021, the DSTs paid $947 and $463, respectively, in management fees to our Advisor in connection with the DST Program.
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
The operating agreement for our investment in Single-Family Rental Portfolio II allows the unrelated third part joint venture, owning a 5% interest, to put its interest to us at a market determined value starting November 9, 2030.

NOTE 11—SEGMENT REPORTING
We have five operating segments: industrial, office, residential, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income from operations for the years ended December 31, 2022, 2021 and 2020:

Year Ended December 31, 2022	Industrial	Office	Residential	Retail	Other	Total
Assets	$1,586,416	$640,066	$1,623,069	$612,640	$20,543	$4,482,734

Capital expenditures by segment	$9,202	$4,536	$8,692	$5,014	$11	$27,455

Revenues:
Rental revenue	$106,020	$50,179	$115,259	$55,863	$310	$327,631
Other revenue	127	1,392	5,439	500	2,099	9,557
Total revenues	$106,147	$51,571	$120,698	$56,363	$2,409	$337,188
Operating expenses:
Real estate taxes	$16,730	$4,927	$17,086	$6,177	$389	$45,309
Property operating	9,172	10,346	32,423	8,798	798	61,537
Total segment operating expenses	$25,902	$15,273	$49,509	$14,975	$1,187	$106,846

Reconciliation to net income
Property general and administrative						2,882
Advisor fees						50,333
Company level expenses						8,762
Depreciation and amortization						138,104
Total operating expenses						$306,927
Other income and (expenses):
Interest expense						$(99,284)
Loss from unconsolidated real estate affiliates and fund investment						(3,403)
Investment income on marketable securities						1,505
Net realized loss upon sale of marketable securities						(879)
Net unrealized change in fair value of investment in marketable securities						(9,570)
Gain from disposition of property and extinguishment of debt, net						37,253
Total other income and (expenses)						$(74,378)
Net loss						$(44,117)

Reconciliation to total consolidated assets as of December 31, 2022
Assets per reportable segments (1)						$4,482,734
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						671,484
Total consolidated assets						$5,154,218

Year Ended December 31, 2021	Industrial	Office	Residential	Retail	Other	Total
Assets	$1,352,580	$479,306	$1,301,454	$564,565	$23,412	$3,721,317

Capital expenditures by segment	$17,165	$4,284	$6,196	$3,212	$16	$30,873

Revenues:
Rental revenue	$71,719	$33,178	$74,378	$48,286	$379	$227,940
Other revenue	367	1,792	5,534	1,117	2,588	11,398
Total revenues	$72,086	$34,970	$79,912	$49,403	$2,967	$239,338
Operating expenses:
Real estate taxes	$10,505	$3,394	$12,500	$5,979	$459	$32,837
Property operating	5,783	6,865	22,619	7,973	755	43,995
Total segment operating expenses	$16,288	$10,259	$35,119	$13,952	$1,214	$76,832

Reconciliation to net income
Property general and administrative						1,596
Advisor fees						65,667
Company level expenses						4,841
Provision for impairment of real estate						1,822
Depreciation and amortization						94,051
Total operating expenses						$244,809
Other income and (expenses):
Interest expense						$(48,230)
Income from unconsolidated real estate affiliates and fund investments						67,333
Investment income on marketable securities						418
Net realized gain upon sale of marketable securities						247
Net unrealized change in fair value of investment in marketable securities						2,933
Income from disposition of property and extinguishment of debt						33,422
Total other income and (expenses)						56,123
Net income						$50,652

Reconciliation to total consolidation assets as of December 31, 2021
Assets per reportable segments						$3,721,317
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						680,929
Total consolidated assets						$4,402,246
________
(1)     Includes $39,326 of Industrial and Residential segment assets classified as held for sale as of December 31, 2021.

Year Ended December 31, 2020	Industrial	Office	Residential	Retail	Other	Total

Capital expenditures by segment	$4,673	$2,589	$4,346	$1,803	$119	$13,530

Revenues:
Rental revenue	$49,743	$27,239	$63,948	$45,417	$294	$186,641
Other income	323	1,313	3,474	572	1,298	6,980
Total revenues	$50,066	$28,552	$67,422	$45,989	$1,592	$193,621
Operating expenses:
Real estate taxes	$8,218	$3,396	$11,476	$6,193	$382	$29,665
Property operating	4,121	5,938	19,643	7,583	714	37,999
Total segment operating expenses	$12,339	$9,334	$31,119	$13,776	$1,096	$67,664

Reconciliation to net income
Property general and administrative						4,318
Advisor fees						25,274
Company level expenses						2,936
Depreciation and amortization						75,603
Total operating expenses						$175,795
Other income and (expenses):
Interest expense						$(40,668)
Loss from unconsolidated real estate affiliates and fund investments						(19,451)
Loss on disposition of property and extinguishment of debt						(1,772)
Total other income and (expenses)						$(61,891)
Net loss						$(44,065)
NOTE 12—INVESTMENT IN MARKETABLE SECURITIES
The following is a summary of our investment in marketable securities held as of December 31, 2022 and December 31, 2021, which consisted entirely of stock of publicly traded REITs.

	December 31, 2022	December 31, 2021
Investment in marketable securities - cost	$50,815	$40,273
Unrealized gains	716	3,161
Unrealized losses	(7,349)	(228)
Net unrealized (loss) gain	(6,633)	2,933
Investment in marketable securities - fair value	$44,182	$43,206
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares purchased first are sold first. During the year ended December 31, 2022, marketable securities sold generated proceeds of $18,626, resulting in realized gains of $576, and $1,455 realized losses.

NOTE 13—SUBSEQUENT EVENTS
On March 7, 2023, our board of directors approved a gross dividend for the first quarter of 2023 of $0.145 per share to stockholders and OP Unit holders of record as of March 24, 2023. The dividend will be paid on or around March 30, 2023. Stockholders and OP Unit holders will receive $0.145 per share or OP Unit, less applicable class-specific fees, if any.
On March 16, 2023, our operating partnership exercised the fair value options to acquire the DST investors beneficial interests in Summit at San Marcos, Mason Mill Distribution Center and San Juan Medical Center for approximately $109,000 of OP Units. As a result of the transaction we incurred approximately $35,000 of non-cash interest expense.
*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2022

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Industrial Properties:
Kendall Distribution Center—Atlanta, GA	—	2,656	12,836	(293)	1,015	—	2,363	13,851	16,214
Suwanee Distribution Center—Suwanee, GA	—	6,155	27,598	—	121	—	6,155	27,719	33,874
Grand Prairie Distribution Center—Grand Prairie, TX	—	2,100	12,478	—	404	—	2,100	12,882	14,982
Charlotte Distribution Center—Charlotte, NC	9,117	5,381	15,002	—	397	—	5,381	15,399	20,780
4050 Corporate Drive—Grapevine, TX	12,147	5,200	18,327	—	1,779	—	5,200	20,106	25,306
4055 Corporate Drive—Grapevine, TX	5,573	2,400	12,377	—	1,638	—	2,400	14,015	16,415
2501-2575 Allan Drive—Elk Grove, IL	—	4,300	10,926	—	717	—	4,300	11,643	15,943
2601-2651 Allan Drive—Elk Grove, IL	—	2,600	7,726	—	232	—	2,600	7,958	10,558
1300 Michael Drive—Wood Dale, IL	—	1,900	6,770	—	385	—	1,900	7,155	9,055
1350 Michael Drive—Wood Dale, IL	—	1,500	5,059	—	296	—	1,500	5,355	6,855
1225 Michael Drive—Wood Dale, IL	—	2,600	7,149	—	172	—	2,600	7,321	9,921
200 Lewis Drive—Wood Dale, IL	—	1,100	4,165	—	71	—	1,100	4,236	5,336
1301-1365 Mittel Boulevard—Chicago, IL	—	2,700	5,473	—	141	—	2,700	5,614	8,314
Tampa Distribution Center- Tampa, FL	—	3,507	22,485	—	73	—	3,507	22,558	26,065
Aurora Distribution Center- Aurora, IL	13,156	9,861	14,646	—	—	—	9,861	14,646	24,507
28150 West Harrison Parkway- Valencia, CA	—	2,760	8,899	—	288	—	2,760	9,187	11,947
28145 West Harrison Parkway- Valencia, CA	—	3,468	10,111	—	11	—	3,468	10,122	13,590
28904 Avenue Paine- Valencia, CA	—	3,812	10,535	—	411	—	3,812	10,946	14,758
25045 Avenue Tibbitts- Santa Clarita, CA	—	4,087	13,224	—	1,080	—	4,087	14,304	18,391
6000 Giant Road- Richmond, CA	—	11,572	26,556	—	31	—	11,572	26,587	38,159
6015 Giant Road- Richmond, CA	—	10,468	24,127	—	(1,004)	—	10,468	23,123	33,591
6025 Giant Road- Richmond, CA	—	2,700	4,167	—	497	—	2,700	4,664	7,364
Mason Mill Distribution Center—Buford, GA	17,500	3,406	23,312	—	(123)	—	3,406	23,189	26,595
Fremont Distribution Center - Fremont, CA	—	29,427	7,024	—	1,814	—	29,427	8,838	38,265
3324 Trinity Boulevard - Grand Prairie, TX	—	3,215	11,255	—	(13)	—	3,215	11,242	14,457
Taunton Distribution Center - Taunton, MA	—	2,000	21,589	—	220	—	2,000	21,809	23,809
Chandler Distribution Center - Chandler, AZ	—	3,803	24,095	—	272	—	3,803	24,367	28,170
Fort Worth Distribution Center--Fort Worth, TX	—	3,059	21,053	—	1,296	—	3,059	22,349	25,408
4993 Anson Boulevard--Whitestown, IN	17,000	2,197	20,224	—	(59)	—	2,197	20,165	22,362
5102 E 500 South--Whitestown, IN	17,000	3,460	28,049	—	(80)	—	3,460	27,969	31,429
Louisville Distribution Center—Shepherdsville, KY	52,250	9,028	66,792	—	4,161	—	9,028	70,953	79,981
6511 West Frye Road—Chandler, AZ	12,250	2,102	15,511	—	1,654	—	2,102	17,165	19,267
6565 West Frye Road—Chandler, AZ	12,250	2,451	18,807	—	—	—	2,451	18,807	21,258
6615 West Frye Road—Chandler, AZ	12,250	2,799	18,030	—	—	—	2,799	18,030	20,829

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
6677 West Frye Road—Chandler, AZ	12,250	2,451	18,662	—	37	—	2,451	18,699	21,150
5 National Way—Durham, NC	—	6,846	21,233	—	592	—	6,846	21,825	28,671
47 National Way—Durham, NC	—	6,840	20,401	—	2,104	—	6,840	22,505	29,345
South San Diego Distribution Center—San Diego, CA	72,500	18,496	123,682	—	3,703	—	18,496	127,385	145,881
2451 Bath Road—Elgin, IL	—	4,247	26,182	—	(63)	—	4,247	26,119	30,366
1755 Britannia Drive—Elgin, IL	—	1,046	10,522	—	700	—	1,046	11,222	12,268
687 Conestoga Parkway—Shepardsville, KY	—	2,462	33,393	—	447	—	2,462	33,840	36,302
Louisville Airport Distribution Center(2)—Louisville, KY	—	2,843	26,812	—	(1)	—	2,843	26,811	29,654
Friendship Distribution Center-Buford, GA	40,000	7,082	80,654	—	4	—	7,082	80,658	87,740
13500 Danielson Street-Poway, CA	10,990	7,624	11,503	—	54	—	7,624	11,557	19,181
237 Via Vera Cruz-San Marcos, CA	11,880	5,421	8,581	—	54	—	5,421	8,635	14,056
4211 Starboard-Fremont, CA	20,612	13,409	13,872	—	146	—	13,409	14,018	27,427
2840 Loker Avenue-Carlsbad, CA	14,316	7,631	16,030	—	245	—	7,631	16,275	23,906
15890 Bernardo Center Drive-San Diego, CA	8,702	2,316	11,715	—	47	—	2,316	11,762	14,078
NE Atlanta DC-Jefferson, GA	—	7,587	42,725	—	—	—	7,587	42,725	50,312
6635 West Frye Road-Chandler, AZ	—	2,960	24,950	—	—	—	2,960	24,950	27,910
6575 West Frye Road-Chandler, AZ	—	3,971	29,415	—	—	—	3,971	29,415	33,386
West Phoenix Distribution Center-Glendale, AZ	—	28,914	95,012	—	—	—	28,914	95,012	123,926
Puget Sound Distribution Center-Lacey, WA	—	3,898	17,470	—	—	—	3,898	17,470	21,368
Total Industrial Properties	371,743	295,818	1,189,191	(293)	25,966	—	295,525	1,215,153	1,510,678

Office Properties:
Monument IV at Worldgate—Herndon, VA	—	5,186	57,013	—	19,657	—	5,186	76,670	81,856
140 Park Avenue—Florham Park, NJ	—	3,162	34,784	—	(4)	—	3,162	34,780	37,942
San Juan Medical Center- San Juan Capistrano, CA	16,730	9,807	13,303	—	1,208	—	9,807	14,511	24,318
Genesee Plaza - San Deigo, CA	38,306	8,222	73,964	—	1,264	—	8,222	75,228	83,450
Fountainhead Corporate Park--Tempe, AZ	—	5,942	36,301	—	6,555	—	5,942	42,856	48,798
170 Park Avenue-Florham Park, NJ	—	4,612	38,337	—	3	—	4,612	38,340	42,952
South Reno Medical Center-Reno, NV	—	1,029	9,882	—	(104)	—	1,029	9,778	10,807
North Tampa Surgery Center-Odessa, FL	—	1,227	5,069	—	(4)	—	1,227	5,065	6,292
1203 SW 7 Highway-Blue Springs, MO	—	171	2,355	—	10	—	171	2,365	2,536
8600 NE 82nd Street-Kansas City, MO	—	143	3,519	—	12	—	143	3,531	3,674
Sugar Land Medical Office-Sugar Land, TX	—	2,449	9,943	—	(86)	—	2,449	9,857	12,306
Roeland Park Medical Office-Roeland Park, KS	—	1,057	8,182	—	5	—	1,057	8,187	9,244
Durham Medical Center-Durham, NC	—	974	29,575	—	26	—	974	29,601	30,575
9101 Stony Point Drive(2)--Richmond, VA	—	3,980	37,939	—	15	—	3,980	37,954	41,934

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Cedar Medical Center at Flagstaff-Flagstaff, AZ	—	1,735	12,814	—	—	—	1,735	12,814	14,549
North Boston Medical Center-Haverhill, MA	—	2,004	16,253	—	—	—	2,004	16,253	18,257
North Charlotte Medical Center-Denver, NC	—	2,462	8,562	—	—	—	2,462	8,562	11,024
Grand Rapids Medical Center-Wyoming, MI	—	1,031	5,941	—	—	—	1,031	5,941	6,972
Glendale Medical Center-Los Angeles, CA	—	2,782	13,074	—	—	—	2,782	13,074	15,856
6300 Dumbarton Circle-Fremont, CA	—	5,804	15,359	—	—	—	5,804	15,359	21,163
6500 Kaiser Drive-Fremont, CA	—	11,542	25,535	—	—	—	11,542	25,535	37,077
Greater Sacramento Medical Center-Rancho Cordova, CA	—	1,105	8,770	—	—	—	1,105	8,770	9,875
Total Office Properties	55,036	76,426	466,474	—	28,557	—	76,426	495,030	571,456

Residential Properties:
Townlake of Coppell—Coppell, TX	36,030	8,444	36,805	—	2,432	—	8,444	39,237	47,682
AQ Rittenhouse—Philadelphia, PA	26,370	11,000	39,963	—	60	—	11,000	40,023	51,023
Lane Park Apartments—Mountain Brook, AL	37,000	5,100	66,428	—	1,502	—	5,100	67,930	73,030
Dylan Point Loma—San Diego, CA	39,598	19,000	70,860	—	(353)	—	19,000	70,507	89,507
The Penfield—St. Paul, MN	35,500	8,021	52,713	—	1,033	—	8,021	53,746	61,767
180 North Jefferson—Chicago, IL	45,000	18,588	75,435	—	9,702	—	18,588	85,137	103,725
Jory Trail at the Grove—Wilsonville, OR	41,954	7,877	64,369	—	4,548	—	7,877	68,917	76,794
The Reserve at Johns Creek Walk—Johns Creek, GA	26,000	7,552	38,025	—	1,212	—	7,552	39,237	46,789
Villas at Legacy—Plano, TX	29,500	6,888	48,504	—	4,294	—	6,888	52,798	59,686
Stonemeadow Farms - Bothell, WA	43,865	14,000	65,535	—	2,850	—	14,000	68,385	82,385
Summit at San Marcos - Chandler, AZ	35,900	6,401	63,335	—	195	—	6,401	63,530	69,931
Presley Uptown - Charlotte, NC	30,000	7,390	46,479	12	1,045	—	7,402	47,524	54,926
Princeton North Andover-North Andover, MA	39,900	8,140	75,403	(639)	279	—	7,501	75,682	83,183
The Preserve at the Meadows(2)--Fort Collins, CO	32,400	9,656	86,125	(4,156)	103	—	5,500	86,228	91,728
The Rockwell(2)--Berlin, MA	46,310	7,501	53,870	2,154	220	—	9,655	54,090	63,745
Miramont-Fort Collins, CO	27,128	9,217	63,156	(1,077)	157	—	8,140	63,313	71,453
Pinecone-Fort Collins, CO	24,895	8,558	49,005	659	425	—	9,217	49,430	58,647
Reserve at Venice-North Venice, FL	55,800	5,500	43,833	3,058	309	—	8,558	44,142	52,700
Woodside Trumbull-Trumbull, CT	—	4,654	91,755	—	(322)	—	4,654	91,433	96,087
Jefferson Lake Howell-Casselberry, FL	—	12,680	139,532	—	—	—	12,680	139,532	152,212
Oak Street Lofts-Tigard, OR	—	5,325	75,260	—	—	—	5,325	75,260	80,585
Molly Brook on Belmont-North Haledon, NJ	54,650	8,893	60,049	—	—	—	8,893	60,049	68,942
Single-Family Rental Portfolio II	—	18,911	75,410	—	—	—	18,911	75,410	94,321
Total Residential Properties	707,800	219,296	1,481,849	11	29,691	—	219,307	1,511,539	1,730,847

Retail Properties:

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
The District at Howell Mill—Atlanta, GA	28,036	10,000	56,040	—	7,524	—	10,000	63,564	73,564
Grand Lakes Marketplace—Katy, TX	23,900	5,215	34,770	—	87	—	5,215	34,857	40,072
Oak Grove Plaza—Sachse, TX	—	4,434	18,869	(4,434)	(19,040)	—	—	(171)	(171)
Rancho Temecula Town Center—Temecula, CA	28,000	14,600	41,180	—	931	—	14,600	42,111	56,711
Skokie Commons—Skokie, IL	23,118	8,859	25,705	891	182	—	9,750	25,887	35,637
Whitestone Market—Austin, TX	25,750	7,000	39,868	—	622	—	7,000	40,490	47,490
Maui Mall—Maui, HI	35,492	44,257	39,454	(547)	10,953	—	43,710	50,407	94,117
Silverstone Marketplace—Scottsdale, AZ	—	8,012	33,771	—	287	—	8,012	34,058	42,070
Kierland Village Center—Scottsdale, AZ	—	7,037	26,693	—	394	—	7,037	27,087	34,124
Timberland Town Center—Beaverton, OR	19,739	6,083	33,826	—	534	—	6,083	34,360	40,443
Montecito Marketplace—Las Vegas, NV	—	11,410	45,212	—	673	—	11,410	45,885	57,295
Milford Crossing-Milford, MA	—	1,124	30,869	—	(89)	—	1,124	30,780	31,904
Patterson Place-Durham, NC	—	855	12,169	—	—	—	855	12,169	13,024
Silverado Square-Las Vegas, NV	—	4,293	16,273	—	—	—	4,293	16,273	20,566
Woodlawn Point Shopping Center-Marrietta, GA	—	4,731	26,881	—	—	—	4,731	26,881	31,612
Total Retail Properties	184,035	137,910	481,580	(4,090)	3,058	—	133,820	484,638	618,457

Other Properties:
South Beach Parking Garage—Miami, FL	—	—	21,467	—	680	—	—	22,147	22,147
Total Other Properties	—	—	21,467	—	680	—	—	22,147	22,147

Total Consolidated Properties:	$1,318,614	$729,450	$3,640,561	$(4,372)	$87,952	$—	$725,078	$3,728,507	$4,453,585
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $4,819,347 and $491,584, respectively.
(1)Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Industrial Properties:
Kendall Distribution Center—Atlanta, GA	(4,722)	2002	6/30/2005	50 years
Suwanee Distribution Center—Suwanee, GA	(5,268)	2012	6/28/2013	50 years
Grand Prairie Distribution Center—Grand Prairie, TX	(2,347)	1980	12/18/2013	40 years
Charlotte Distribution Center—Charlotte, NC	(3,325)	2013	1/22/2014	50 years
4050 Corporate Drive—Grapevine, TX	(3,649)	1991	6/27/2014	40 years
4055 Corporate Drive—Grapevine, TX	(2,918)	1996	4/15/2015	40 years
2501-2575 Allan Drive—Elk Grove, IL	(2,171)	1996	4/15/2015	40 years
2601-2651 Allan Drive—Elk Grove, IL	(1,450)	1985	9/30/2015	40 years
1300 Michael Drive—Wood Dale, IL	(1,304)	1985	9/30/2015	40 years
1350 Michael Drive—Wood Dale, IL	(1,023)	1985	9/30/2015	40 years
1225 Michael Drive—Wood Dale, IL	(1,320)	1985	9/30/2015	40 years
200 Lewis Drive—Wood Dale, IL	(833)	1985	9/30/2015	40 years
1301-1365 Mittel Boulevard—Chicago, IL	(1,024)	1985	9/30/2015	40 years
Tampa Distribution Center- Tampa, FL	(3,826)	1985	9/30/2015	40 years
Aurora Distribution Center- Aurora, IL	(1,928)	2009	4/11/2016	40 years
28150 West Harrison Parkway- Valencia, CA	(1,501)	2016	5/19/2016	50 years
28145 West Harrison Parkway- Valencia, CA	(1,644)	1997	6/29/2016	40 years
28904 Avenue Paine- Valencia, CA	(1,832)	1997	6/29/2016	40 years
25045 Avenue Tibbitts- Santa Clarita, CA	(2,291)	1988	6/29/2016	40 years
6000 Giant Road- Richmond, CA	(3,367)	1988	6/29/2016	40 years
6015 Giant Road- Richmond, CA	(2,931)	2016	9/8/2016	50 years
6025 Giant Road- Richmond, CA	(602)	2016	9/8/2016	50 years
Mason Mill Distribution Center—Buford, GA	(2,325)	2016	12/29/2016	50 years
Fremont Distribution Center - Fremont, CA	(1,219)	1991	3/29/2019	40 years
3324 Trinity Boulevard - Grand Prairie, TX	(1,007)	2015	5/31/2019	40 years
Taunton Distribution Center - Taunton, MA	(1,573)	2016	8/23/2019	50 years
Chandler Distribution Center - Chandler, AZ	(1,541)	2016	12/5/2019	50 years
Fort Worth Distribution Center--Fort Worth, TX	(1,181)	2020	10/23/2020	50 years
4993 Anson Boulevard--Whitestown, IN	(841)	2020	12/11/2020	50 years
5102 E 500 South--Whitestown, IN	(1,166)	2020	12/11/2020	50 years
Louisville Distribution Center—Shepherdsville, KY	(3,306)	2020	1/21/2021	50 years
6511 West Frye Road—Chandler, AZ	(743)	2019	2/23/2021	50 years
6565 West Frye Road—Chandler, AZ	(690)	2019	2/23/2021	50 years
6615 West Frye Road—Chandler, AZ	(661)	2019	2/23/2021	50 years
6677 West Frye Road—Chandler, AZ	(686)	2019	2/23/2021	50 years
5 National Way—Durham, NC	(531)	2020	9/28/2021	50 years
47 National Way—Durham, NC	(510)	2020	9/28/2021	50 years
South San Diego Distribution Center—San Diego, CA	(3,482)	2020	10/28/2021	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
2451 Bath Road—Elgin, IL	(609)	2020	11/16/2021	50 years
1755 Britannia Drive—Elgin, IL	(319)	2020	11/16/2021	50 years
687 Conestoga Parkway—Shepardsville, KY	(724)	2021	11/17/2021	50 years
Louisville Airport Distribution Center(2)—Louisville, KY	(804)	2020	6/24/2021	50 years
Friendship Distribution Center-Buford, GA	(1,882)	2020	10/20/2021	50 years
13500 Danielson Street-Poway, CA	(433)	1997	7/2/2021	40 years
237 Via Vera Cruz-San Marcos, CA	(331)	1987	7/2/2021	40 years
4211 Starboard-Fremont, CA	(524)	1997	7/9/2021	40 years
2840 Loker Avenue-Carlsbad, CA	(442)	1998	11/30/2021	40 years
15890 Bernardo Center Drive-San Diego, CA	(318)	1991	11/30/2021	40 years
NE Atlanta DC-Jefferson, GA	(843)	2016	04/08/2022	40 years
6635 West Frye Road-Chandler, AZ	(245)	2019	06/08/2022	50 years
6575 West Frye Road-Chandler, AZ	(315)	2019	06/08/2022	50 years
West Phoenix Distribution Center-Glendale, AZ	(475)	2022	09/30/2022	50 years
Puget Sound Distribution Center-Lacey, WA	(87)	2021	10/06/2022	50 years
Total Industrial Properties	(81,089)

Office Properties:
Monument IV at Worldgate—Herndon, VA	(35,832)	2001	8/27/2004	50 years
140 Park Avenue—Florham Park, NJ	(4,869)	2015	12/21/2015	50 years
San Juan Medical Center- San Juan Capistrano, CA	(2,205)	2015	4/1/2016	50 years
Genesee Plaza - San Deigo, CA	(6,691)	1983	7/2/2019	40 years
Fountainhead Corporate Park--Tempe, AZ	(3,704)	1985	2/6/2020	40 years
170 Park Avenue-Florham Park, NJ	(1,837)	1998	2/2/2021	40 years
South Reno Medical Center-Reno, NV	(245)	2004	12/28/2021	40 years
North Tampa Surgery Center-Odessa, FL	(127)	2021	10/8/2021	50 years
1203 SW 7 Highway-Blue Springs, MO	(59)	2021	12/23/2021	40 years
8600 NE 82nd Street-Kansas City, MO	(71)	2021	12/23/2021	50 years
Sugar Land Medical Office-Sugar Land, TX	(198)	2020	12/30/2021	50 years
Roeland Park Medical Office-Roeland Park, KS	(164)	2021	12/28/2021	50 years
Durham Medical Center-Durham, NC	(743)	2010	12/23/2021	40 years
9101 Stony Point Drive(2)--Richmond, VA	(1,013)	2018	9/15/2021	50 years
Cedar Medical Center at Flagstaff-Flagstaff, AZ	(171)	2022	4/29/2022	50 years
North Boston Medical Center-Haverhill, MA	(163)	2017	6/28/2022	50 years
North Charlotte Medical Center-Denver, NC	(86)	2017	6/28/2022	50 years
Grand Rapids Medical Center-Wyoming, MI	(50)	2018	7/21/2022	50 years
Glendale Medical Center-Los Angeles, CA	(136)	2018	7/29/2022	50 years
6300 Dumbarton Circle-Fremont, CA	(128)	1990	9/15/2022	40 years
6500 Kaiser Drive-Fremont, CA	(213)	1990	9/15/2022	40 years
Greater Sacramento Medical Center-Rancho Cordova, CA	(55)	2012	9/16/2022	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Total Office Properties	(58,760)

Residential Properties:
Townlake of Coppell—Coppell, TX	(7,858)	1986	5/22/2015	40 years
AQ Rittenhouse—Philadelphia, PA	(6,031)	2015	7/30/2015	50 years
Lane Park Apartments—Mountain Brook, AL	(9,390)	2014	5/26/2016	50 years
Dylan Point Loma—San Diego, CA	(9,114)	2016	8/9/2016	50 years
The Penfield—St. Paul, MN	(7,098)	2013	9/22/2016	50 years
180 North Jefferson—Chicago, IL	(14,672)	2004	12/1/2016	40 years
Jory Trail at the Grove—Wilsonville, OR	(9,419)	2012	7/14/2017	50 years
The Reserve at Johns Creek Walk—Johns Creek, GA	(5,498)	2007	7/28/2017	40 years
Villas at Legacy—Plano, TX	(7,567)	1999	6/6/2018	40 years
Stonemeadow Farms - Bothell, WA	(6,890)	1999	5/13/2019	40 years
Summit at San Marcos - Chandler, AZ	(5,509)	2018	7/31/2019	50 years
Presley Uptown - Charlotte, NC	(3,615)	2016	9/30/2019	50 years
Princeton North Andover-North Andover, MA	(2,197)	2019	5/3/2021	50 years
The Preserve at the Meadows(2)--Fort Collins, CO	(1,939)	2001	8/23/2021	40 years
The Rockwell(2)--Berlin, MA	(1,977)	2020	8/31/2021	50 years
Miramont-Fort Collins, CO	(2,331)	1995	9/29/2021	40 years
Pinecone-Fort Collins, CO	(1,680)	1993	9/29/2021	40 years
Reserve at Venice-North Venice, FL	(1,494)	2021	12/17/2021	50 years
Woodside Trumbull-Trumbull, CT	(1,999)	2021	12/21/2021	50 years
Jefferson Lake Howell-Casselberry, FL	(2,389)	2021	03/30/2022	50 years
Oak Street Lofts-Tigard, OR	(854)	2019	07/15/2022	50 years
Molly Brook on Belmont-North Haledon, NJ	(348)	2022	09/27/2022	50 years
Single-Family Rental Portfolio II	(343)	Various	Various	50 years
Total Residential Properties	(110,212)

Retail Properties:
The District at Howell Mill—Atlanta, GA	(19,498)	2006	6/15/2007	50 years
Grand Lakes Marketplace—Katy, TX	(6,547)	2012	9/17/2013	50 years
Oak Grove Plaza—Sachse, TX	169	2003	1/17/2014	40 years
Rancho Temecula Town Center—Temecula, CA	(9,545)	2007	6/16/2014	40 years
Skokie Commons—Skokie, IL	(4,045)	2015	5/15/2015	50 years
Whitestone Market—Austin, TX	(7,452)	2003	9/30/2015	40 years
Maui Mall—Maui, HI	(11,281)	1971	12/22/2015	40 years
Silverstone Marketplace—Scottsdale, AZ	(4,406)	2015	7/27/2016	50 years
Kierland Village Center—Scottsdale, AZ	(4,276)	2001	9/30/2016	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Timberland Town Center—Beaverton, OR	(4,401)	2015	9/30/2016	50 years
Montecito Marketplace—Las Vegas, NV	(6,223)	2007	8/8/2017	50 years
Milford Crossing-Milford, MA	(1,784)	2017	1/29/2020	50 years
Patterson Place-Durham, NC	(177)	2010	5/31/2022	40 years
Silverado Square-Las Vegas, NV	(190)	2018	6/1/2022	50 years
Woodlawn Point Shopping Center-Marrietta, GA	(338)	1993	6/30/2022	40 years
Total Retail Properties	(79,994)

Other Properties:
South Beach Parking Garage—Miami, FL	(5,161)	2001	1/28/2014	40 years
Total Other Properties	(5,161)

Total Consolidated Properties:	$(335,216)

Reconciliation of Real Estate

Consolidated Properties	2022	2021	2020
Balance at beginning of year	$3,608,923	$2,320,336	$2,200,514
Additions	885,330	1,372,562	161,947
Assets sold/ written off	(40,668)	(36,438)	(5,817)
Reclassed as held for sale	—	(47,537)	(36,308)
Balance at close of year	$4,453,585	$3,608,923	$2,320,336
Reconciliation of Accumulated Depreciation

Consolidated Properties	2022	2021	2020
Balance at beginning of year	$259,362	$219,833	$176,236
Additions	85,007	49,966	49,134
Assets sold/ written off	(9,153)	(3,676)	(2,118)
Write-downs for impairment charges	—	(1,822)	—
Reclassed as held for sale	—	(4,939)	(3,419)
Balance at close of year	$335,216	$259,362	$219,833