Form 10-Q
period 2023-03-31
JLL Income Property Trust, Inc.
filed 2023-05-12
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 12, 2023 were 112,284,706 shares of Class A Common Stock, 26,597,969 shares of Class M Common Stock, 4,794,285 shares of Class A-I Common Stock, 95,782,174 shares of Class M-I Common Stock and 3,023,025 shares of Class D Common Stock.

JLL Income Property Trust, Inc.

Item 1. Financial Statements.
JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Investments in real estate:
Land (including from VIEs of $73,593 and $70,527, respectively)	$728,263	$725,078
Buildings and equipment (including from VIEs of $248,517 and $236,265, respectively)	3,743,421	3,728,507
Less accumulated depreciation (including from VIEs of $(30,328) and $(28,622), respectively)	(357,314)	(335,216)
Net property and equipment	4,114,370	4,118,369
Investment in unconsolidated real estate affiliates	188,926	202,203
Real estate fund investments	340,206	346,171
Net investments in real estate	4,643,502	4,666,743
Investment in marketable securities	45,539	44,182
Cash and cash equivalents (including from VIEs of $11,237 and $10,720, respectively)	60,217	70,940
Restricted cash (including from VIEs of $787 and $1,082, respectively)	28,748	32,628
Tenant accounts receivable, net (including from VIEs of $2,302 and $1,724, respectively)	7,340	8,656
Deferred expenses, net (including from VIEs of $1,298 and $1,234, respectively)	15,648	15,867
Acquired intangible assets, net (including from VIEs of $7,092 and $8,372, respectively)	243,813	256,515
Deferred rent receivable, net (including from VIEs of $1,569 and $1,539, respectively)	35,413	33,567
Prepaid expenses and other assets (including from VIEs of $2,879 and $6,383, respectively)	23,480	25,120
TOTAL ASSETS	$5,103,700	$5,154,218
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $116,743 and $116,852, respectively)	$1,847,997	$1,924,527
Accounts payable and other liabilities (including from VIEs of $4,083 and $3,806, respectively)	50,137	49,747
Financing obligation	771,941	726,375
Accrued offering costs	188,717	187,742
Accrued interest (including from VIEs of $557 and $526, respectively)	3,051	6,057
Accrued real estate taxes (including from VIEs of $1,073 and $591, respectively)	12,873	10,396
Advisor fees payable	2,323	10,820
Acquired intangible liabilities, net (including from VIEs of $386 and $417, respectively)	41,931	43,407
TOTAL LIABILITIES	2,918,970	2,959,071
Commitments and contingencies	—	—
Redeemable noncontrolling interests	13,512	12,387
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 113,382,795 and 113,645,166 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,134	1,136
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 26,582,022 and 26,170,260 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	266	262
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 4,924,897 and 4,950,208 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	49	50
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 96,186,183 and 95,803,409 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	962	958
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 3,023,025 and 3,023,025 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	30	30
Additional paid-in capital (net of offering costs of $344,533 and $337,559 as of March 31, 2023 and December 31, 2022, respectively)	2,840,260	2,799,539
Distributions to stockholders	(723,076)	(691,090)
Accumulated deficit	(95,805)	(14,788)
Total JLL Income Property Trust, Inc. stockholders’ equity	2,023,820	2,096,097
Noncontrolling interests	147,398	86,663
Total equity	2,171,218	2,182,760
TOTAL LIABILITIES AND EQUITY	$5,103,700	$5,154,218
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenues:
Rental revenue	$92,602	$74,955
Other revenue	2,178	2,216
Total revenues	94,780	77,171
Operating expenses:
Real estate taxes	13,587	11,311
Property operating expenses	17,213	14,001
Property general and administrative	964	697
Advisor fees	11,069	17,858
Company level expenses	1,918	1,074
Depreciation and amortization	36,898	32,974
Total operating expenses	81,649	77,915

Other income (expenses):
Interest expense	(84,980)	(17,852)
(Loss) income from unconsolidated real estate affiliates and fund investments	(14,674)	29,025
Investment income from marketable securities	523	304
Net realized (loss) gain upon sale of marketable securities	(332)	79
Net unrealized change in fair value of investment in marketable securities	1,224	(2,984)
Gain on disposition of property and extinguishment of debt, net	—	31,492
Total other income and (expenses)	(98,239)	40,064
Net (loss) income	(85,108)	39,320
Less: Net loss (income) attributable to the noncontrolling interests	4,091	(1,385)
Net (loss) income attributable to JLL Income Property Trust, Inc.	$(81,017)	$37,935
Net (loss) income attributable to JLL Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.33)	0.18
Class M	(0.33)	0.18
Class A-I	(0.33)	0.18
Class M-I	(0.33)	0.18
Class D	(0.33)	0.18
Weighted average common stock outstanding-basic and diluted	242,864,524	212,104,884

See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts (Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2022	206,042,836	$2,061	$2,313,815	$(573,963)	$34,398	$67,805	$1,844,116
Issuance of common stock	16,263,717	162	227,089	—	—	—	227,251
Repurchase of shares	(3,012,118)	(30)	(41,236)	—	—	—	(41,266)
Conversion of shares	(96)	—	—	—	—	—	—
Offering costs	—	—	(22,070)	—	—	—	(22,070)
Stock based compensation	22,358	—	330	—	—	—	330
Net income	—	—	—	—	37,935	1,385	39,320
Adjustments of noncontrolling interests	—	—	(5,373)	—	—	5,373	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(1,078)	(1,078)
Allocation to redeemable noncontrolling interests	—	—	—	—	(3,048)	(3,922)	(6,970)
Distributions declared per share ($0.140)	—	—	—	(27,347)	—	—	(27,347)
Balance, March 31, 2022	219,316,697	$2,193	$2,472,555	$(601,310)	$69,285	$69,563	$2,012,286

Balance, January 1, 2023	243,592,068	$2,436	$2,799,539	$(691,090)	$(14,788)	$86,663	$2,182,760
Issuance of common stock	6,468,984	65	91,640	—	—	—	91,705
Repurchase of shares	(5,987,355)	(60)	(84,908)	—	—	—	(84,968)
Conversion of shares	(120)	—	—	—	—	—	—
Offering costs	—	—	(6,974)	—	—	—	(6,974)
Stock based compensation	25,345	—	350	—	—	—	350
Net loss ($24 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(81,017)	(4,067)	(85,084)
Issuance of OP units	—	—	—	—	—	108,712	108,712
Adjustments of noncontrolling interests	—	—	41,173	—	—	(41,173)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(2,737)	(2,737)
Allocation to redeemable noncontrolling interests	—	—	(560)	—	—	—	(560)
Distributions declared per share ($0.145)	—	—	—	(31,986)	—	—	(31,986)
Balance, March 31, 2023	244,098,922	$2,441	$2,840,260	$(723,076)	$(95,805)	$147,398	$2,171,218

See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(85,108)	$39,320
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	36,614	32,719
Gain on disposition of property and extinguishment of debt	—	(31,492)
Net realized loss (gain) upon sale of marketable securities	332	(79)
Net unrealized (gain) loss in fair value of marketable securities	(1,224)	2,984
Straight line rent	(1,847)	(1,646)
Loss (gain) from unconsolidated real estate affiliates and fund investments	14,674	(29,025)
Distributions from unconsolidated real estate affiliates and fund investments	4,569	5,097
Non-cash interest expense related to DST Program	62,564	6,497
Performance fee	(6,969)	(36,711)
Net changes in assets, liabilities and other	(9,379)	(1,395)
Net cash provided by (used in) operating activities	14,226	(13,731)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(11,528)	(153,896)
Proceeds from sale of real estate investments and fixed assets	—	74,602
Capital improvements and lease commissions	(6,492)	(3,740)
Investment in unconsolidated real estate affiliates	—	(7)
Deposits for investments under contract	(1,000)	(1,350)
Investment in marketable securities	(5,130)	(4,646)
Proceeds from sale of marketable securities	4,665	4,348
Net cash used in investing activities	(19,485)	(84,689)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	172,431	217,977
Repurchase of shares	(84,246)	(41,266)
Offering costs	(5,999)	(2,273)
Distributions to stockholders	(11,519)	(9,681)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(2,737)	(1,078)
Draws on credit facility	25,000	110,000
Payment on credit facility	(100,000)	(205,000)
Proceeds from mortgage notes and other debt payable	—	95,800
Debt issuance costs	(17)	(18)
Principal payments on mortgage notes and other debt payable	(2,257)	(1,947)
Net cash (used in) provided by financing activities	(9,344)	162,514
Net increase in cash, cash equivalents and restricted cash	(14,603)	64,094
Cash, cash equivalents and restricted cash at the beginning of the period	103,568	121,482
Cash, cash equivalents and restricted cash at the end of the period	$88,965	$185,576

Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows
Cash and cash equivalents	$60,217	$124,415
Restricted cash	28,748	61,161
Cash, cash equivalents and restricted cash at the end of the period	$88,965	$185,576

Supplemental disclosure of cash flow information:
Interest paid	$22,920	$12,877
Non-cash activities:
Write-offs of receivables	$347	$(75)
Write-offs of retired assets and liabilities	2,802	2,539
Change in liability for capital expenditures	1,378	(344)
Net liabilities transferred at disposition of real estate investment	—	396
Net liabilities assumed at acquisition	—	426
Change in issuance of common stock receivable and redemption of common stock payable	634	(4,819)
Change in accrued offering costs	975	19,797
Investments in real estate exchange for OP units	108,682	—
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
JLL Income Property Trust, Inc., formerly known as Jones Lang LaSalle Income Property Trust, Inc., is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of industrial, office, residential, retail and other properties located in the United States. Over time, our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2023, we owned interests in a total of 136 properties and nearly 4,400 single-family rental houses located in 27 states.
We own all or substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in our operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of March 31, 2023, we have raised aggregate proceeds from the issuance of OP Units in our operating partnership of $237,156, and owned directly or indirectly 93.2% of the OP Units of our operating partnership. The remaining 6.8% of the OP Units are held by third parties.
From our inception to March 31, 2023, we have received approximately $5,435,280 in gross offering proceeds from various public and private offerings of shares of our common stock. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC").
On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of March 31, 2023, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $916,893. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") of up to $350,000 in shares of our Class D common stock with an indefinite duration (the "Private Offering"). As of March 31, 2023, we have raised aggregate gross proceeds of $98,188 from our Private Offering. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”) and on November 8, 2022, our board of directors approved an increase to raise up to a total of $2,000,000 in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of March 31, 2023, we have raised $890,902 from our DST Program.
As of March 31, 2023, 113,382,795 shares of Class A common stock, 26,582,022 shares of Class M common stock, 4,924,897 shares of Class A-I common stock, 96,186,183 shares of Class M-I common stock, and 3,023,025 shares of Class D common stock were outstanding and held in aggregate by a total of 24,731 stockholders.
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

LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of March 31, 2023, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $34,750.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of March 31, 2023, our VIEs included The District at Howell Mill, Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of equity in our VIEs and our operating partnership. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2023, noncontrolling interests represented the minority members’ proportionate share of the equity of The District at Howell Mill and our operating partnership.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interest are recorded as an allocation of retained earnings or additional paid in capital on our Consolidated Statements of Equity. During the three months ended March 31, 2022, we recorded an allocation from noncontrolling interests to redeemable noncontrolling interests in the amount of $3,922. We have redeemable noncontrolling interest that related to Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental II as of March 31, 2023. As of March 31, 2023, $13,512 related to these third party joint ventures was included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $2,880 is immediately puttable by the holder of the noncontrolling interest.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its joint venture partners.
The carrying amount of our noncontrolling interests reflected in equity are as follows:

	March 31, 2023	December 31, 2022
Interests in the partnership equity of the operating partnership	$143,641	$82,635
Noncontrolling interest in consolidated joint ventures	3,757	4,028
Total noncontrolling interests reflected in equity	$147,398	$86,663
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on March 27, 2023 (our “2022 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2022 audited consolidated financial statements included in our 2022 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At March 31, 2023, our restricted cash balance on our Consolidated Balance Sheets was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at March 31, 2023 and December 31, 2022 was $10,703 and $10,113, respectively.
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
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $135,277 and $123,725 at March 31, 2023 and December 31, 2022, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $16,700 and $15,566 at March 31, 2023 and December 31, 2022, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the three months ending March 31, 2023, we recorded a net decrease in fair value classified within the Level 3 category of $5,965 and during the three months ended March 31, 2022 we recorded a net increase in fair value classified within the Level 3 category of $23,908, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio I (as defined below) (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on our Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $112,912 and $139,690 lower than the aggregate carrying amounts at March 31, 2023 and December 31, 2022, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
As of March 31, 2023, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	200,000
The fair value of our interest rate swaps represent assets of $2,815 and $5,106 at March 31, 2023 and December 31, 2022, respectively.
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
Ground Lease
As of March 31, 2023, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,054 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,243.
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
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), which provides guidance containing practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We are evaluating the impact of this guidance. The FASB extended the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
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

	As of March 31, 2022
	Previously Reported	Adjustment	Corrected
Noncontrolling interests	93,166	(23,603)	69,563
Additional paid in capital	2,448,952	23,603	2,472,555
NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the industrial, office, residential, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
Acquisitions
Throughout January and February 2023, we acquired 36 single family homes in the Single-Family Rental Portfolio II for approximately $12,270. The acquisitions were funded with cash on hand.
We allocated the purchase price for our 2023 acquisitions in accordance with authoritative guidance as follows:

2023 Acquisitions
Land	$2,465
Building and equipment	9,753
In-place lease intangible (acquired intangible assets)	56
$12,274
Amortization period for intangible assets and liabilities	0 - 12 months
Dispositions
There have been no dispositions as of March 31, 2023.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate, which are classified as unconsolidated real estate affiliates under GAAP. The residential sector includes apartment properties and single-family rental homes.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates as of March 31, 2023 and December 31, 2022.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	March 31, 2023	December 31, 2022
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$13,485	$13,449
Pioneer Tower	Office	Portland, OR	June 28, 2016	75,300	88,000
The Tremont	Residential	Burlington, MA	July 19, 2018	21,217	21,211
The Huntington	Residential	Burlington, MA	July 19, 2018	9,847	10,019
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,741	30,449
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	38,336	39,075
Total				$188,926	$202,203
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	March 31, 2023	December 31, 2022
Net investments in real estate	$396,491	$399,107
Acquired intangible assets, net	8,287	8,334
Other assets	15,070	14,661
Total assets	$419,848	$422,102

Mortgage notes and other debt payable	$179,756	$180,278
Acquired intangible liabilities, net	1,626	1,733
Other liabilities	3,996	3,518
Total liabilities	185,378	185,529
Members’ equity	234,470	236,573
Total liabilities and members' equity	$419,848	$422,102
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Total revenues	$9,334	$7,697
Total operating expenses	6,209	6,352
Operating income	$3,125	$1,345
Total other expenses (income)	2,271	(1,417)
Net income	$854	$2,762
Company Equity in Income of Unconsolidated Real Estate Affiliates - Equity Method Investments

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net income of unconsolidated real estate affiliates	$854	$2,762
Other members’ share of net income	(108)	(1)
Impairment of investments in unconsolidated real estate affiliates	(11,414)	—
Company equity in (loss) income of unconsolidated real estate affiliates	$(10,668)	$2,761

Real Estate Fund Investments
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of March 31, 2023, the NYC Retail Portfolio owned eight retail properties totaling approximately 1,940,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investments. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of March 31, 2023 and December 31, 2022, the carrying amount of our investment in the NYC Retail Portfolio was $75,452 and $75,417, respectively. During the three months ended March 31, 2023, we recorded an increase in fair value of our investment in the NYC Retail Portfolio of $35 and received no cash distributions. During the three months ended March 31, 2022, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $1,447 and received no cash distributions.
Single-Family Rental Portfolio I
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
At acquisition we made the election to account for our interest in the Single-Family Rental Portfolio I under the fair value option. As of March 31, 2023 and December 31, 2022, the carrying amount of our investment in the Single-Family Rental Portfolio I was $264,754 and $270,754, respectively. During the three months ended March 31, 2023, we recorded a decrease in fair value of our investment in the Single-Family Rental Portfolio I of $6,000. During the three months ended March 31, 2023, we received distributions of income totaling $1,959. These cash distributions of income increased income from unconsolidated real estate affiliates and fund investments.

Summarized Combined Balance Sheets—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment

	March 31, 2023	December 31, 2022
Investment in real estate	$1,625,598	$1,646,374
Cash	20,671	21,703
Other assets	54,424	52,190
Total assets	$1,700,693	$1,720,267

Total liabilities	834,548	834,237
Partners' capital	866,145	886,030
Total liabilities and partners' capital	$1,700,693	$1,720,267

Summarized Statement of Operations—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Total revenue	$22,667	$19,795

Net investment income	9,440	7,684
Net change in unrealized (loss) gain on investment in real estate venture	(25,074)	66,844
Net (loss) income	$(15,634)	$74,528
NOTE 5—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2042 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			March 31, 2023	December 31, 2022
Mortgage notes payable	June 1, 2023 - August 1, 2042	1.76% - 6.62%	$1,316,357	$1,318,614
Credit facility
Revolving line of credit	April 28, 2025	6.08%	150,000	225,000
Term loans	April 28, 2027	3.40% - 6.03%	400,000	400,000
TOTAL			$1,866,357	$1,943,614
Net debt discount on assumed debt and debt issuance costs			(18,360)	(19,087)
Mortgage notes and other debt payable, net			$1,847,997	$1,924,527

Aggregate future principal payments of mortgage notes and other debt payable as of March 31, 2023 are as follows:

Year	Amount
2023	$88,504
2024	17,653
2025	343,473
2026	309,240
2027	447,860
Thereafter	659,627
Total	$1,866,357
Credit Facility
On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the “Credit Facility”) with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving credit facility (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month term Secured Overnight Financing Rate ("SOFR") plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.30% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility is April 28, 2025 and the Term Loan is April 28, 2027. The Credit Facility contains two, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.35% and Adjusted Term SOFR plus 1.30% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.0%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from

0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of March 31, 2023, we believe no material adverse effects had occurred. We expect to utilize our cash on hand and Credit Facility capacity to extinguish mortgage notes maturing in 2023.
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
At March 31, 2023, we had $150,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.45% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.40%. We swapped $200,000 of the Revolving Credit Facility to a fixed rate of 2.88% (all in rate of 4.28% at March 31, 2023). The interest rate swap agreements have maturity dates ranging from May 25, 2023 through April 28, 2027.
Covenants
At March 31, 2023, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at March 31, 2023 and December 31, 2022 was $11,911 and $11,032, respectively.

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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the three months ended March 31, 2023 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total
Balance, December 31, 2022	113,645,166	26,170,260	4,950,208	95,803,409	3,023,025	243,592,068
Issuance of common stock	2,314,382	668,688	33,866	3,477,393	—	6,494,329
Repurchase of common stock	(2,514,135)	(242,535)	(59,207)	(3,171,478)	—	(5,987,355)
Share conversions	(62,618)	(14,391)	30	76,859	—	(120)
Balance, March 31, 2023	113,382,795	26,582,022	4,924,897	96,186,183	3,023,025	244,098,922
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31, 2023
	# of shares	Amount
Class A Shares	2,314,382	$32,967
Class M Shares	668,688	9,441
Class A-I Shares	33,866	473
Class M-I Shares	3,477,393	49,174
Total		$92,055

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the three months ended March 31, 2023, we satisfied 100% of repurchase requests we received and repurchased 5,987,355 shares of common stock in the amount of $84,968. During the three months ended March 31, 2022, we satisfied 100% of repurchase requests we received and repurchased 3,012,118 shares of common stock in the amount of $41,266.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the three months ended March 31, 2023, we issued 1,466,805 shares of common stock for $20,433 under the distribution reinvestment plan. For the three months ended March 31, 2022, we issued 1,217,520 shares of common stock for $17,666 under the distribution reinvestment plan.
Operating Partnership Units
On March 16, 2023, our operating partnership exercised its fair market value purchase option to acquire Summit at San Marcos, Mason Mill Distribution Center and San Juan Medical Center and issued 7,817,665 OP Units to the DST investors in exchange for their beneficial interests in such DST Properties. The OP Units were valued at $108,682 to DST investors. As a result of the transaction we incurred $36,432 of non-cash interest expense. On July 8, 2022, our operating partnership exercised its fair market value purchase option to acquire The Reserve at Johns Creek and issued 2,575,832 OP Units to the DST investors in exchange for their beneficial interests in such DST Property. The OP Units were valued at approximately $38,200 to DST investors. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
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

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended March 31, 2023
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net loss per share before performance fee	$(37,785)	$(8,777)	$(1,637)	$(31,810)	$(1,008)
Allocation of performance fee	—	—	—	—	—
Total	$(37,785)	$(8,777)	$(1,637)	$(31,810)	$(1,008)
Weighted average number of common shares outstanding	113,264,683	26,311,066	4,907,983	95,357,767	3,023,025
Basic and diluted net loss per share:	$(0.33)	$(0.33)	$(0.33)	$(0.33)	$(0.33)

	Three Months Ended March 31, 2022
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$22,431	$8,042	$2,044	$12,498	$1,405
Allocation of performance fee	3,793	1,463	353	2,370	236
Total	$18,638	$6,579	$1,691	$10,128	$1,169
Weighted average number of common shares outstanding	102,496,685	36,744,790	9,338,376	57,107,329	6,417,704
Basic and diluted net gain per share:	$0.18	$0.18	$0.18	$0.18	$0.18
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until December 21, 2021, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2023 and December 31, 2022, LaSalle had paid $2,425 and $2,185, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on our Consolidated Balance Sheets.
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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by our operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on our Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST totaling $586 are accounted for as deferred loan costs and are netted against the financing obligation.

Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. For the three months ended March 31, 2023, we recorded interest expense related to the master lease in the amounts of $9,535. For the three months ended March 31, 2022, we recorded interest expense related to the master lease in the amounts of $3,824. Upon the determination that it is probable that our operating partnership will exercise the fair market value purchase option, we will recognize additional interest expense or interest income to the financing obligation to account for the difference between the fair value of the DST Property and the outstanding liabilities. During the three months ended March 31, 2023, we determined it was probable our operating partnership would exercise its fair market value purchase option to acquire Summit at San Marcos, Mason Mill Distribution Center, and San Juan Medical Center which resulted in non-cash interest expense of $36,432. In consideration of our operating partnership exercising its option on all three initial DST programs through March 31, 2023, and the outlook for exercising additional purchase options, we determined that all DST Properties were probable for exercising the fair market value purchase option and recorded additional non-cash interest expense of $25,679 and non-cash interest income of $9,081 during the three months ended March 31, 2023. We will remeasure the financial obligation related to the DST Properties at each balance sheet date and adjust the non-cash interest expense or interest income recognized over the expected period until exercising of the fair market value purchase option. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on our Consolidated Statements of Operations and Comprehensive Income. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the specific DST and could fluctuate over time.
On March 16, 2023, our operating partnership exercised its fair market value purchase option to acquire Summit at San Marcos, Mason Mill Distribution Center, and San Juan Medical Center and issued 7,817,665 OP Units for approximately $108,682 to DST investors. On July 8, 2022, our operating partnership exercised its fair market value purchase option to acquire The Reserve at Johns Creek and issued 2,575,832 OP Units for approximately $38,200 to DST investors. As of March 31, 2023, we have sold $890,902 in interests related to the DST Program. As of March 31, 2023, the following properties are included in our DST Program:

The Penfield	The Rockwell	Sugar Land Medical Plaza
Milford Crossing	9101 Stony Point Drive	Suwanee Distribution Center
Villas at Legacy	Reserve at Venice	West Phoenix Distribution Center
Montecito Marketplace	Friendship Distribution Center	6300 Dumbarton Circle
Whitestown Distribution Center	Duke Medical Center	6500 Kaiser Drive
Louisville Airport Distribution Center	Silverstone Marketplace
The Preserve at the Meadows	South Reno Medical Center
NOTE 8—OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at March 31, 2023 are as follows:

Year	Amount
2023	$209,983
2024	192,551
2025	161,967
2026	141,444
2027	114,587
Thereafter	462,003
Total	$1,282,535
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three months ended March 31, 2023, no tenants accounted for greater than 10% of minimum base rents.

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
Fixed advisory fees for the three months ended March 31, 2023 was $11,069. The fixed advisory fees for the three months ended March 31, 2022 was $9,374. There were no performance fees for the three months ended March 31, 2023. Performance fees for the three months ended March 31, 2022 were $8,484. Included in Advisor fees payable at March 31, 2023 was $3,706 of fixed advisory fee expense. Included in Advisor fees payable for the year ended December 31, 2022 was $3,851 of fixed advisory fee expense and $6,969 of performance fee expenses.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three months ended March 31, 2023, we paid JLL Americas $374 for property management and leasing services. For the three months ended March 31, 2022, we paid JLL Americas $419 for property management and leasing services. During the three months ended March 31, 2023, there were no mortgage brokerage fees paid to JLL Americas. During the three months ended March 31, 2022, there were no mortgage brokerage fees paid to JLL Americas.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three months ended March 31, 2023, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,610. For the three months ended March 31, 2022, we paid Dealer Manager selling commissions and dealer manager fees totaling $3,762. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs, at March 31, 2023 and December 31, 2022, were $186,292 and $185,557 of future dealer manager fees payable, respectively.
As of March 31, 2023 and December 31, 2022, we owed $2,425 and $2,185, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock and OP Units). These costs are included in accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the three months ended March 31, 2023, the taxable REIT subsidiary paid $2,203 to the Dealer Manager. For the three months ended March 31, 2022, the taxable REIT subsidiary paid $125 to the Dealer Manager. In addition, the Dealer Manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total equity of each outstanding unit of beneficial interest for such day, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit or 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with our operating partnership's fair market value purchase option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share or 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the three months ended March 31, 2023, the DSTs paid $508 in investor servicing fees to the Dealer Manager in connection with the DST Program. For the three months ended March 31, 2022, the DSTs paid $287 in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST pays the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the three months ended March 31, 2023, the DSTs paid $317 in management fees to our Advisor in connection with the DST Program. For the three months ended March 31, 2022, the DSTs paid $184 in management fees to our Advisor in connection with the DST Program.

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
The operating agreement for our investment in Single-Family Rental Portfolio II allows the unrelated third party joint venture partner, owning a 5% interest, to put its interest to us at a market determined value starting November 9, 2030.
NOTE 11—SEGMENT REPORTING
We have five reportable operating segments: industrial, office, residential, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three months ended March 31, 2023 and 2022.

	Industrial	Office	Residential	Retail	Other	Total
Assets as of March 31, 2023	$1,572,963	$635,252	$1,615,238	$602,679	$20,339	$4,446,471
Assets as of December 31, 2022	1,586,416	640,066	1,623,069	612,640	20,543	4,482,734

Three Months Ended March 31, 2023

Capital expenditures by segment	$981	$695	$2,151	$1,288	$—	$5,115

Revenues:
Rental revenue	$29,741	$15,813	$33,688	$13,287	$73	$92,602
Other revenue	37	332	1,127	127	555	2,178
Total revenues	$29,778	$16,145	$34,815	$13,414	$628	$94,780
Operating expenses:
Real estate taxes	$5,567	$1,562	$4,703	$1,676	$79	$13,587
Property operating expenses	2,168	3,430	9,186	2,219	210	17,213
Total segment operating expenses	$7,735	$4,992	$13,889	$3,895	$289	$30,800

Reconciliation to net income

Property general and administrative						964
Advisor fees						11,069
Company level expenses						1,918
Depreciation and amortization						36,898
Total operating expenses						$81,649
Other income and (expenses):
Interest expense						$(84,980)
Loss from unconsolidated real estate affiliates and fund investments						(14,674)
Investment income from marketable securities						523
Net realized loss upon sale of marketable securities						(332)
Net unrealized change in fair value of investment in marketable securities						1,224
Total other income and (expenses)						$(98,239)
Net loss						$(85,108)

Reconciliation to total consolidated assets as of March 31, 2023
Assets per reportable segments						$4,446,471
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						657,229
Total consolidated assets						$5,103,700

Reconciliation to total consolidated assets as of December 31, 2022
Assets per reportable segments						$4,482,734
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						671,484
Total consolidated assets						$5,154,218

	Industrial	Office	Residential	Retail	Other	Total
Three Months Ended March 31, 2022

Capital expenditures by segment	$1,005	$1,121	$—	$316	$—	$2,442

Revenues:
Rental revenue	$24,886	$11,332	$25,061	$13,615	$61	$74,955
Other revenue	35	286	1,222	72	601	2,216
Total revenues	$24,921	$11,618	$26,283	$13,687	$662	$77,171
Operating expenses:
Real estate taxes	$4,107	$1,164	$4,256	$1,671	$113	$11,311
Property operating expenses	2,284	2,173	7,212	2,124	208	14,001
Total segment operating expenses	$6,391	$3,337	$11,468	$3,795	$321	$25,312

Reconciliation to net income
Property general and administrative						697
Advisor fees						17,858
Company level expenses						1,074
Depreciation and amortization						32,974
Total operating expenses						$77,915
Other income and (expenses):
Interest expense						$(17,852)
Income from unconsolidated real estate affiliates and fund investment						29,025
Investment income from marketable securities						304
Net realized gain upon sale of marketable securities						79
Net unrealized change in fair value of investment in marketable securities						(2,984)
Gain from disposition of property and extinguishment of debt, net						31,492
Total other income and (expenses)						$40,064
Net income						$39,320
NOTE 12—INVESTMENT IN MARKETABLE SECURITIES
The following is a summary of our investment in marketable securities held as of March 31, 2023 and December 31, 2022, which consisted entirely of stock of publicly traded REITs.

	March 31, 2023	December 31, 2022
Investment in marketable securities - cost	$50,948	$50,815
Unrealized gains	1,230	716
Unrealized losses	(6,639)	(7,349)
Net unrealized loss	(5,409)	(6,633)
Investment in marketable securities - fair value	$45,539	$44,182
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares purchased first are sold first. During the three months ended March 31, 2023, marketable securities sold generated proceeds of $4,665, resulting in realized gains of $163, and realized losses of $495. During the three months ended March 31, 2022, marketable securities sold generated proceeds of $4,348, resulting in realized gains of $157, and realized losses of $78.

NOTE 13—SUBSEQUENT EVENTS
On April 20, 2023, we acquired Louisville Logistics Center, a 1,043,000 square foot industrial property located in Shepherdsville, Kentucky for approximately $81,500. The acquisition was funded with cash on hand and a draw on our Credit Facility.
On May 9, 2023, our board of directors approved a gross dividend for the first quarter of 2023 of $0.145 per share and OP unit to stockholders and OP Unit holders of record as of June 23, 2023. The dividend will be paid on or around June 28, 2023. Class A, Class M, Class A-I, Class M-I and Class D stockholders and OP Unit holders will receive $0.145 per share, less applicable class-specific fees, if any.
On May 9, 2023, we renewed our Advisory Agreement for a one-year term expiring on June 5, 2024, without any other changes.
*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2022 Form 10-K and our periodic reports filed with the SEC.
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
The discussions surrounding our portfolio of properties refer to our Consolidated Properties, including our DST Properties, and our Unconsolidated Properties, which can be found below (see - Properties).
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

Estimated Percent of Fair Value as of March 31, 2023:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2023 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.

Properties
Properties owned at March 31, 2023, including DST Properties, are as follows:

					Percentage Leased as of March 31, 2023
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	100
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 E 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	100

					Percentage Leased as of March 31, 2023
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frey Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6635 West Frye Road	Chandler, AZ	June 8, 2022	100	105,000	100
6575 West Frye Road	Chandler, AZ	June 8, 2022	100	140,000	100
Louisville Airport Distribution Center	Louisville, KY	June 24, 2021	100	284,000	100
237 Via Vera Cruz (1)	San Marcos, CA	July 2, 2021	95	66,000	100
13500 Danielson Street (1)	Poway, CA	July 2, 2021	95	73,000	100
4211 Starboard Drive (1)	Fremont, CA	July 9, 2021	95	130,000	100
5 National Way	Durham, NC	September 28, 2021	100	188,000	100
47 National Way	Durham, NC	September 28, 2021	100	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	October 20, 2021	100	126,000	100
4630 Distribution Pkwy	Buford, GA	October 20, 2021	100	149,000	100
4646 Distribution Pkwy	Buford, GA	October 20, 2021	100	102,000	100
4651 Distribution Pkwy	Buford, GA	October 20, 2021	100	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	October 28, 2021	100	320,000	100
2055 Sanyo Avenue	San Diego, CA	October 28, 2021	100	209,000	58
2065 Sanyo Avenue	San Diego, CA	October 28, 2021	100	136,000	100
1755 Britannia Drive	Elgin, IL	November 16, 2021	100	80,000	100
2451 Bath Road	Elgin, IL	November 16, 2021	100	327,000	100
687 Conestoga Parkway	Shepardsville, KY	November 17, 2021	100	327,000	100
2840 Loker Avenue	Carlsbad, CA	November 30, 2021	95	104,000	100
15890 Bernardo Center Drive	San Diego, CA	November 30, 2021	95	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	April 8, 2022	100	459,000	100
West Phoenix Distribution Center	Glendale, AZ	September 30, 2022	100	1,200,000	100
Puget Sound Distribution Center	Lacey, WA	October 6, 2022	100	142,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	85
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	85
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	92
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	73
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
9101 Stony Point Drive	Richmond, VA	September 15, 2021	100	87,000	100
North Tampa Surgery Center	Odessa, FL	October 8, 2021	100	13,000	100
Duke Medical Center	Durham, NC	December 23, 2021	100	60,000	96
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	December 23, 2021	100	11,000	100
1203 SW 7 Highway	Blue Springs, MO	December 23, 2021	100	10,000	100
Roeland Park Medical Office	Roeland Park, KS	December 28, 2021	100	30,000	100
South Reno Medical Center	Reno, NV	December 28, 2021	100	32,000	100
Sugar Land Medical Plaza	Sugar Land, TX	December 30, 2021	100	37,000	100

					Percentage Leased as of March 31, 2023
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Cedar Medical Center	Flagstaff, AZ	April 29, 2022	100	26,000	100
North Boston Medical Center	Haverhill, MA	June 28, 2022	100	30,000	100
North Charlotte Medical Center	Stanley, NC	June 28, 2022	100	25,000	100
Grand Rapids Medical Center	Wyoming, MI	July 21, 2022	100	25,000	100
Glendale Medical Center	Los Angeles, CA	July 29, 2022	100	20,000	100
6300 Dumbarton Circle	Fremont, CA	September 15, 2022	100	44,000	100
6500 Kaiser Drive	Fremont, CA	September 15, 2022	100	88,000	100
Greater Sacramento Medical Center	Rancho Cordova, CA	September 16, 2022	100	18,000	100
Residential Segment:
Townlake of Coppell	Coppell, TX	May 22, 2015	100%	351,000	90%
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	89
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	90
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	94
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	95
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	95
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	94
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	93
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	93
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	93
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	92
Presley Uptown (1)	Charlotte, NC	September 30, 2019	98	190,000	90
Princeton North Andover	North Andover, MA	May 3, 2021	100	204,000	92
The Preserve at the Meadows	Fort Collins, CO	August 23, 2021	100	208,000	92
The Rockwell	Berlin, MA	August 31, 2021	100	233,000	95
Miramont Apartments	Fort Collins, CO	September 29, 2021	100	212,000	95
Pinecone Apartments	Fort Collins, CO	September 29, 2021	100	176,000	96
Reserve at Venice	North Venice, FL	December 17, 2021	100	268,000	86
Woodside Trumbull	Trumbull, CT	December 21, 2021	100	207,000	88
Jefferson Lake Howell	Casselberry, FL	March 30, 2022	100	374,000	90
Oak Street Lofts	Tigard, OR	July 15, 2022	100	162,000	94
Molly Brook on Belmont	North Haledon, NJ	September 27, 2022	100	177,000	92
Single-Family Rental Portfolio II	Various	Various	95	509,000	99
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	98%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	76
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	99
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	100
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	83
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	92
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	99
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	92
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	95
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	100
Patterson Place	Durham, NC	May 31, 2022	100	25,000	82
Silverado Square	Las Vegas, NV	June 1, 2022	100	48,000	98

					Percentage Leased as of March 31, 2023
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Woodlawn Point	Marietta, GA	June 30, 2022	100	98,000	94
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (4)(5)	NY/NJ	December 8, 2015	14	1,938,000	89
Pioneer Tower (6)	Portland, OR	June 28, 2016	100	296,000	62
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	93
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	91
Siena Suwanee Town Center	Suwanee, GA	December 15, 2020	100	226,000	90
Single-Family Rental Portfolio I (5)(7)	Various	August 5, 2021	47	7,207,000	94
Kingston at McLean Crossing (1)	McLean, VA	December 3, 2021	80	223,000	96
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

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of March 31, 2023:

	Number of Properties / Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (2)
Industrial	60	13,438,000	59%	100%	$6.48
Office	24	1,527,000	7	95	32.70
Residential	23	5,676,000	25	93	24.24
Retail	14	1,887,000	8	94	24.31
Other	1	130,000	1	N/A	N/A
Total	122	22,658,000	100%	97%	$14.11
________
(1)Residential includes over 300 single-family rental homes in the Single-Family Rental Portfolio II.
(2)Amount calculated as in-place minimum base rent for all occupied space at March 31, 2023 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of March 31, 2023, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.40 for our consolidated properties.

Recent Events and Outlook
Property Valuations
Property valuations across our portfolio were slightly negative being driven by capital markets due to increasing capitalization and discount rates during the three months ending March 31, 2023.
Credit Facility
On April 28, 2022, we entered into our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. We are in compliance with our debt covenants as of March 31, 2023. We expect to maintain compliance with our debt covenants.
Liquidity
At March 31, 2023, we had in excess of $60,000 in total cash on hand, $45,000 in marketable securities, and $450,000 of capacity under our Credit Facility. Looking at 2023, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares, extinguish mortgage notes maturing, and fund quarterly distributions.
Share Repurchase Plan
During the first quarter of 2023, we satisfied 100% of repurchase requests totaling $84,968 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $175,090. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the second quarter of 2023 is $168,026.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio and our approximate 47% investment in the Single-Family Rental Portfolio I using the fair value option. During the quarter ended March 31, 2023, we recorded an unrealized fair value gain of $35 and an unrealized fair value loss of $6,000 related to our investments in the NYC Retail Portfolio and the Single-Family Rental Portfolio I, respectively. Our interest rate swaps resulted in an unrealized fair value loss of $2,097 as interest rates increased during the year. We utilize our interest rate swaps to fix interest rates on variable rate debt we plan to hold to maturity.
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
Capital Raised and Use of Proceeds
As of March 31, 2023, we have raised gross proceeds of over $4,932,481 from our public and private offerings and private share sales since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $5,467,507 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $655,000 and repurchase shares of our common stock for approximately $1,242,000.

Property Acquisitions
During the quarter ending March 31, 2023, we acquired 36 single family homes in the Single-Family Rental Portfolio II for approximately $12,270. The acquisitions were funded with cash on hand.
Property Dispositions
There have been no dispositions during the quarter ending March 31, 2023.
Financing
There have been no financing agreements entered into during the quarter ending March 31, 2023.
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
We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted company leverage ratio. Our Company leverage ratio was 36% as of March 31, 2023.
2023 Key Initiatives
During 2023, we intend to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchase stock under our share repurchase plan and fund quarterly distributions. We look to make investments that fit with our investment objectives and guidelines. Likely investment candidates may include well-located, well-leased residential properties, industrial, healthcare, grocery-anchored retail properties and originating mortgage loan investments that align with our property investment strategy. We will also attempt to further our geographic diversification. We will use debt financing when attractive interest rates are available, while looking to keep the company leverage ratio in the 30% to 50% range in the near term. We also intend to use our Revolving Credit Facility to allow us to efficiently manage our cash flows.

Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing the properties. Our share of the net income or net loss from our unconsolidated real estate affiliates is included in income from unconsolidated affiliates and fund investments. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of the entire Company. We group our investments in real estate assets from continuing operations into five reportable operating segments based on the type of property, which are industrial, office, residential, retail and other. Operations from corporate level items and real estate assets sold are excluded from reportable segments.
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as acquired in the current or prior year in the Properties section above in addition to Norfleet Distribution Center (sold in 2022), The Edge at Lafayette (sold in 2022) and Oak Grove Plaza (sold in 2022). Properties owned for the three months ended March 31, 2023 and 2022 are referred to as our comparable properties.
Results of Operations for the Three Months Ended March 31, 2023 and 2022
Revenues
The following chart sets forth revenues by reportable segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Revenues:
Rental revenue
Industrial	$25,579	$24,847	$732	2.9%
Office	11,818	11,331	487	4.3
Residential	27,209	24,851	2,358	9.5
Retail	12,360	13,025	(665)	(5.1)
Other	73	61	12	19.7
Comparable properties total	$77,039	$74,115	$2,924	3.9%
Recent acquisitions and sold properties	15,563	840	14,723	1,753
Total rental revenue	$92,602	$74,955	$17,647	23.5%

Other revenue
Industrial	$19	$41	$(22)	(53.7)%
Office	329	294	35	11.9
Residential	1,288	1,188	100	8.4
Retail	127	72	55	76.4
Other	555	601	(46)	(7.7)
Comparable properties total	$2,318	$2,196	$122	5.6%
Recent acquisitions and sold properties	(140)	20	(160)	(800.0)
Total other revenue	$2,178	$2,216	$(38)	(1.7)%

Total revenues	$94,780	$77,171	$17,609	22.8%
Rental revenues at comparable properties increased $2,924 for the three months ended March 31, 2023 as compared to the same period in 2022. The increases within our residential and industrial segments was primarily related to an increase in rental rates and occupancy at various properties during the three months ended March 31, 2023 as compared to the same period of 2022. Decreases in our retail segment is primarily related to the timing in collections from tenants that experienced a decrease in operations in past years as well as a decrease in recovery revenue within the segment during the three months ended March 31, 2023.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $122 for the three months ended March 31, 2023 as compared to the same period in 2022.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Operating expenses:
Real estate taxes
Industrial	$4,831	$4,107	$724	17.6%
Office	1,137	1,164	(27)	(2.3)
Residential	4,202	4,241	(39)	(0.9)
Retail	1,525	1,596	(71)	(4.4)
Other	79	113	(34)	(30.1)
Comparable properties total	$11,774	$11,221	$553	4.9%
Recent acquisitions and sold properties	1,813	90	1,723	1,914
Total real estate taxes	$13,587	$11,311	$2,276	20.1%

Property operating expenses
Industrial	$2,095	$2,354	$(259)	(11.0)%
Office	2,672	2,174	498	22.9
Residential	7,615	7,039	576	8.2
Retail	2,072	2,055	17	0.8
Other	210	208	2	1.0
Comparable properties total	$14,664	$13,830	$834	6.0%
Recent acquisitions and sold properties	2,549	171	2,378	1,391
Total property operating expenses	$17,213	$14,001	$3,212	22.9%
Total operating expenses	$30,800	$25,312	$5,488	21.7%
Real estate taxes at comparable properties increased by $553 for the three months ended March 31, 2023 as compared to the same period in 2022. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $834 for the three months ended March 31, 2023 as compared to the same period in 2022. The increases in the three months ended March 31, 2023 as compared to 2022 generally relate to higher repairs and maintenance projects, property management fees due to higher rents, higher salary costs and higher utility costs in some markets.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Property general and administrative	$(964)	$(697)	$(267)	38.3%
Advisor fees	(11,069)	(17,858)	6,789	(38.0)
Company level expenses	(1,918)	(1,074)	(844)	78.6
Depreciation and amortization	(36,898)	(32,974)	(3,924)	11.9
Interest expense	(84,980)	(17,852)	(67,128)	376.0
(Loss) income from unconsolidated affiliates and fund investments	(14,674)	29,025	(43,699)	(150.6)
Investment income on marketable securities	523	304	219	72.0
Net realized loss (gain) upon sale of marketable securities	(332)	79	(411)	(520.3)
Net unrealized change in fair value of investment in marketable securities	1,224	(2,984)	4,208	(141.0)
Gain on disposition of property and extinguishment of debt, net	—	31,492	(31,492)	(100.0)
Total revenues and expenses	$(149,088)	$(12,539)	$(136,549)	1,089.0%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased during the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to the increase in the size of the number of properties.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $6,789 for the three months ended March 31, 2023 as compared to the same period in 2022 is related to a decrease in the accrual of performance fee in the amount of $8,484 offset by an increase in fixed advisory fees of $1,695 primarily related to an increase in NAV.
Company level expenses relate mainly to our compliance and administration related costs. The increase for the three months ended March 31, 2023 when compared to 2022 is primarily related to a $500 tax provision increase primarily related to deferred taxes in our taxable REIT subsidiary related to the DST program and an increase in professional fees of approximately $340.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $3,924 in depreciation and amortization expense for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily related to the acquisition of new properties during 2022.
Interest expense increased by $67,128 for the three months ended March 31, 2023 as compared to the same period in 2022 primarily as a result of $6,922 of increased interest expense from new mortgage notes payable placed on several properties and increased usage and interest rate of our Credit Facility in 2023. Additionally, we incurred $58,765 in net non-cash interest expense related to the DST Program as a result of exercising the fair market value purchase option on three DST Properties and changing the expected period for exercising the option on other DST Properties. Further increases to interest expense were related to unrealized losses on our interest rate swaps in the amount of $2,097 during the three months ended March 31, 2023 compared to unrealized gains of $1,985 during the same period of 2022.
Loss from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio I. During the three months ended March 31, 2023, we recorded a $6,000 decrease in the fair value of our investment in Single-Family Rental Portfolio I. During the three months ended March 31, 2023, we recorded a $35 increase in the fair value of our investment in the NYC Retail Portfolio as compared to an $1,447 decrease in the fair value during the same period of 2022.

Investment income on marketable securities relate to dividends earned on our portfolio of publicly traded REIT securities. We earned $523 in investment income during the three months ended March 31, 2023. The increase over the same period of 2022 is primarily due to a larger investment balance during the three months ended March 31, 2023 as compared to the same period of 2022.
Net realized loss (gain) upon the sale of marketable securities relate to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $332 during the three months ended March 31, 2023.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We recorded an unrealized gain of $1,224 during the three months ended March 31, 2023.
Gain on disposition of property and extinguishment of debt, net of $31,492 for the three months ended March 31, 2022 relates to the sales Norfleet Distribution Center and The Edge at Lafayette.

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
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to JLL Income Property Trust, Inc. to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net income attributable to JLL Income Property Trust, Inc. Common Stockholders (1)	$(81,017)	$37,935
Real estate depreciation and amortization (1)	37,669	35,189
Gain on disposition of property and unrealized gain on investment in unconsolidated real estate affiliate (1)	5,701	(53,588)
Impairment of real estate held for sale	10,911	—
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$(26,736)	$19,536
Weighted average shares outstanding, basic and diluted	242,864,524	212,104,884
NAREIT FFO per share, basic and diluted	$(0.11)	$0.09
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$(26,736)	$19,536
Straight-line rental income (1)	(1,687)	(1,687)
Amortization of above- and below-market leases (1)	(1,067)	(818)
Amortization of net discount on assumed debt (1)	(171)	(333)
Gain on derivative instruments and extinguishment or modification of debt (1)	2,622	(4,462)
Adjustment for investments accounted for under the fair value option (2)	2,623	1,432
Net unrealized change in fair value of investment in marketable securities (1)	(1,170)	2,886
Performance fees (1)	—	8,207
Acquisition expenses (1)	—	35
Adjustment for DST Properties (3)	53,345	477
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$27,759	$25,273
Weighted average shares outstanding, basic and diluted	242,864,524	212,104,884
AFFO per share, basic and diluted	$0.11	$0.12
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio and Single-Family Rental Portfolio I.
(3)    Adjustments to reflect the AFFO attributable to the Company for DST Properties, including non-cash interest expense.

NAV as of March 31, 2023
The following table provides a breakdown of the major components of our NAV as of March 31, 2023:

	March 31, 2023
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$2,445,920	$574,256	$106,511	$2,077,300	$65,197	$5,269,184
Debt	(932,179)	(218,858)	(40,593)	(791,692)	(24,848)	(2,008,170)
Other assets and liabilities, net	46,186	10,844	2,011	39,226	1,232	99,499
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,559,927	$366,242	$67,929	$1,324,834	$41,581	$3,360,513
Number of outstanding shares	113,382,795	26,582,022	4,924,897	96,186,183	3,023,025
NAV per share	$13.76	$13.78	$13.79	$13.77	$13.75
________
(1)The value of our real estate investments was greater than the historical cost by 8.1% as of March 31, 2023.
The following table provides a breakdown of the major components of our NAV as of December 31, 2022:

	December 31, 2022
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$2,554,496	$589,026	$111,544	$2,155,728	$67,936	$5,478,730
Debt	(968,627)	(223,350)	(42,296)	(817,420)	(25,760)	(2,077,453)
Other assets and liabilities, net	46,871	10,808	2,047	39,554	1,246	100,526
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,632,740	$376,484	$71,295	$1,377,862	$43,422	$3,501,803
Number of outstanding shares	113,645,166	26,170,260	4,950,208	95,803,409	3,023,025
NAV per share	$14.37	$14.39	$14.40	$14.38	$14.36
________
(1)The value of our real estate investments was greater than the historical cost by 14.6% as of December 31, 2022.
The decrease in NAV per share from December 31, 2022 to March 31, 2023, was related to a net decrease of 2.4% in the value of our portfolio. Property operations for the three months ended March 31, 2023 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2023:

	Healthcare	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.3%	4.7%	6.0%	4.8%	5.6%	6.5%	5.0%
Discount rate/internal rate of return (IRR)	6.6	6.5	7.0	6.5	6.8	8.0	6.6
Annual market rent growth rate	3.0	3.2	2.7	3.2	2.9	3.1	3.2
Holding period (years)	10.0	10.0	10.0	10.0	10.0	20.7	10.1
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		March 31, 2023	December 31, 2022
Discount Rate - weighted average	0.25% increase	(1.9)%	(1.8)%
Exit Capitalization Rate - weighted average	0.25% increase	(3.2)	(3.0)
Annual market rent growth rate - weighted average	0.25% decrease	(1.6)	(1.4)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $163,606 and $136,611 lower than the carrying values at March 31, 2023 and December 31, 2022, respectively. The NAV per share would have increased by $0.63 and by $0.56 per share at March 31, 2023 and December 31, 2022, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of March 31, 2023 and December 31, 2022 were $186,292 and $185,557, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

March 31, 2023
Stockholders' equity under GAAP	$2,023,820
Adjustments:
Accrued dealer manager fees (1)	183,005
Organization and offering costs (2)	445
Unrealized real estate appreciation (3)	559,039
Accumulated depreciation, amortization and other (4)	594,204
NAV	$3,360,513
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Credit Facility
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Proceeds from our private offering
•	Other company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures	•	Sales of beneficial interests in the DST Program
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change
Net cash provided by operating activities	$14,226	$(13,731)	$27,957
Net cash used in investing activities	(19,485)	(84,689)	65,204
Net cash (used in) provided by financing activities	(9,344)	162,511	(171,855)
Net cash provided by operating activities increased by $27,957 for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in cash from operating activities is primarily due to the decrease in payments of the performance fee in the amount of $29,742 during the three months ended March 31, 2023 as compared to the same period in 2022.
Net cash used in investing activities decreased by $65,204 for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease was primarily related to decreases in acquisitions offset by a decrease in proceeds from sales of properties during the three months ended March 31, 2023 as compared to the same period in 2022.
Net cash (used in) provided by financing activities decreased by $171,855 for the three months ended March 31, 2023 as compared to the same period in 2022. The change is primarily related to a decrease in net capital raised of $88,526. Further impacting the decrease is $76,110 of lower net proceeds from mortgage note payables and net draws on our Credit Facility during the three months ended March 31, 2023 as compared to the same period in 2022.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at March 31, 2023 and December 31, 2022:

	Consolidated Debt
	March 31, 2023		December 31, 2022
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,369,957	3.42%	$1,362,214	3.38%
Variable	496,400	6.14	581,400	5.81
Total	$1,866,357	4.15%	$1,943,614	4.11%
Covenants
At March 31, 2023, we were in compliance with all debt covenants.
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
On October 16, 2019, we, through our operating partnership, initiated the DST Program, and on November 8, 2022, our board of directors approved an increase to raise up to a total of $2,000,000 in private placements exempt from registration under the Securities Act through the sale of beneficial interests to accredited investors in specific DSTs holding DST Properties, which may be sourced from our real properties or from third parties.
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
The operating agreement for our investment in Single-Family Rental Portfolio II allows the unrelated third party joint venture partner, owning a 5% interest, to put its interest to us at a market determined value starting November 9, 2030.
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
SOURCES OF DISTRIBUTIONS
The following table summarizes our distributions paid over the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Distributions:
Paid in cash	$11,519	$9,681
Reinvested in shares	20,433	17,666
Total distributions	31,952	27,347
Source of distributions:
Cash flow from operating activities	14,226	—
Cash flow from investing activities	—	27,347
Cash flow from financing activities	17,726	—
Total sources of distributions	$31,952	$27,347

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of March 31, 2023, we had consolidated debt of $1,866,357. Including the $18,360 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $1,847,997 at March 31, 2023. We also entered into interest rate swap agreements on $200,000 of debt, which cap the LIBOR or SOFR rates at between 1.4% and 2.8%. A 0.25% movement in the interest rate on the $496,400 of variable-rate debt would have resulted in a $1,241 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2023, the fair value of our consolidated debt was estimated to be $112,912 lower than the carrying value of $1,866,357. If treasury rates were 0.25% higher as of March 31, 2023, the fair value of our consolidated debt would have been $137,212 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors previously disclosed under "Item 1A. Risk Factors" 2022 Form 10-K.

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
During the three months ended March 31, 2023, we repurchased 5,987,355 shares of common stock under the share repurchase plan, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2023	2,667,507	$14.36	2,667,507	—
February 1 - February 28, 2023	1,324,800	14.22	1,324,800	—
March 1 - March 31, 2023	1,995,048	13.94	1,995,048	—
Total	5,987,355	$14.19	5,987,355	—
________
(1)     Repurchases are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended March 31, 2023.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Seventh Amended and Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2023).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Intereactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
__________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, JLL Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLL INCOME PROPERTY TRUST, INC.

Date:	May 12, 2023	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer and Director

JLL INCOME PROPERTY TRUST, INC.

Date:	May 12, 2023	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer