Form 10-Q
period 2023-06-30
JLL Income Property Trust, Inc.
filed 2023-08-14
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding on August 14, 2023 were 111,515,436 shares of Class A common stock, 26,564,188 shares of Class M common stock, 4,713,780 shares of Class A-I common stock, 96,305,370 shares of Class M-I common stock and 3,023,025 shares of Class D common stock.

JLL Income Property Trust, Inc.

Item 1. Financial Statements.
JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share and share amounts

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Investments in real estate:
Land (including from VIEs of $74,641 and $70,527, respectively)	$737,528	$725,078
Buildings and equipment (including from VIEs of $252,934 and $236,265, respectively)	3,818,454	3,728,507
Less accumulated depreciation (including from VIEs of $(32,085) and $(28,622), respectively)	(380,858)	(335,216)
Net property and equipment	4,175,124	4,118,369
Investment in unconsolidated real estate affiliates	186,563	202,203
Real estate fund investments	339,001	346,171
Net investments in real estate	4,700,688	4,666,743
Investment in marketable securities	45,966	44,182
Mortgage note receivable	26,600	—
Cash and cash equivalents (including from VIEs of $9,440 and $10,720, respectively)	84,495	70,940
Restricted cash (including from VIEs of $2,499 and $1,082, respectively)	27,077	32,628
Tenant accounts receivable, net (including from VIEs of $1,775 and $1,724, respectively)	8,640	8,656
Deferred expenses, net (including from VIEs of $1,455 and $1,234, respectively)	15,524	15,867
Acquired intangible assets, net (including from VIEs of $5,845 and $8,372, respectively)	246,441	256,515
Deferred rent receivable, net (including from VIEs of $1,602 and $1,539, respectively)	35,941	33,567
Prepaid expenses and other assets (including from VIEs of $5,828 and $6,383, respectively)	45,096	25,120
TOTAL ASSETS	$5,236,468	$5,154,218
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $116,631 and $116,852, respectively)	$1,953,306	$1,924,527
Accounts payable and other liabilities (including from VIEs of $4,116 and $3,806, respectively)	48,392	49,747
Financing obligation	780,887	726,375
Accrued offering costs	187,500	187,742
Accrued interest (including from VIEs of $570 and $526, respectively)	2,600	6,057
Accrued real estate taxes (including from VIEs of $1,544 and $591, respectively)	16,540	10,396
Advisor fees payable	3,592	10,820
Acquired intangible liabilities, net (including from VIEs of $355 and $417, respectively)	44,468	43,407
TOTAL LIABILITIES	3,037,285	2,959,071
Commitments and contingencies	—	—
Redeemable noncontrolling interests	14,061	12,387
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 112,127,466 and 113,645,166 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,121	1,136
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 26,575,695 and 26,170,260 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	266	262
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 4,799,030 and 4,950,208 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	48	50
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 95,621,549 and 95,803,409 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	956	958
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 3,023,025 and 3,023,025 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	30	30
Additional paid-in capital (net of offering costs of $349,095 and $337,559 as of June 30, 2023 and December 31, 2022, respectively)	2,845,473	2,799,539
Distributions to stockholders	(754,914)	(691,090)
Accumulated deficit	(113,405)	(14,788)
Total JLL Income Property Trust, Inc. stockholders’ equity	1,979,575	2,096,097
Noncontrolling interests	205,547	86,663
Total equity	2,185,122	2,182,760
TOTAL LIABILITIES AND EQUITY	$5,236,468	$5,154,218
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues:
Rental revenue	$94,203	$77,302	$186,805	$152,257
Other revenue	5,490	2,489	7,668	4,705
Interest on mortgage note receivable	216	—	216	—
Total revenues	99,909	79,791	194,689	156,962
Operating expenses:
Real estate taxes	13,768	11,313	27,355	22,624
Property operating expenses	17,570	13,999	34,783	28,002
Property general and administrative	492	797	1,456	1,494
Advisor fees	11,099	17,180	22,168	35,038
Company level expenses	1,305	2,997	3,223	4,071
Depreciation and amortization	37,000	33,323	73,898	66,297
Total operating expenses	81,234	79,609	162,883	157,526

Other income (expenses):
Interest expense	(31,604)	(34,055)	(125,665)	(51,907)
Income (loss) from unconsolidated real estate affiliates and fund investments	2,798	12,770	(11,876)	41,795
Investment income from marketable securities	519	293	1,042	597
Net realized loss upon sale of marketable securities	(198)	(183)	(530)	(104)
Net unrealized change in fair value of investment in marketable securities	259	(3,814)	1,483	(6,798)
Gain on disposition of property and extinguishment of debt, net	—	—	—	31,492
Total other income and (expenses)	(28,226)	(24,989)	(135,546)	15,075
Net (loss) income	(9,551)	(24,807)	(103,740)	14,511
Less: Net loss (income) attributable to the noncontrolling interests	632	735	5,123	(650)
Net (loss) income attributable to JLL Income Property Trust, Inc.	$(8,919)	$(24,072)	$(98,617)	$13,861
Net (loss) income attributable to JLL Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.04)	(0.10)	(0.41)	0.07
Class M	(0.04)	(0.11)	(0.41)	0.06
Class A-I	(0.04)	(0.11)	(0.41)	0.06
Class M-I	(0.04)	(0.11)	(0.41)	0.06
Class D	(0.04)	(0.11)	(0.41)	0.07
Weighted average common stock outstanding-basic and diluted	242,444,409	226,026,683	242,653,306	219,104,242

See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts (Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, April 1, 2022	219,316,697	$2,193	$2,472,555	$(601,310)	$69,285	$69,563	$2,012,286
Issuance of common stock	13,928,843	139	207,418	—	—	—	207,557
Repurchase of shares	(1,773,498)	(19)	(26,585)	—	—	—	(26,604)
Conversion of shares	(1,018)	1	—	—	—	—	1
Offering costs	—	—	(17,925)	—	—	—	(17,925)
Net loss	—	—	—	—	(24,072)	(745)	(24,817)
Adjustments of noncontrolling interests	—	—	(1,714)	—	—	1,714	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(988)	(988)
Allocation to redeemable noncontrolling interests	—	—	—	—	(1,623)	—	(1,623)
Distributions declared per share ($0.140)	—	—	—	(28,897)	—	—	(28,897)
Balance, June 30, 2022	231,471,024	$2,314	$2,633,749	$(630,207)	$43,590	$69,544	$2,118,990
Balance, January 1, 2022	206,042,836	$2,061	$2,313,815	$(573,963)	$34,398	$67,805	$1,844,116
Issuance of common stock	30,192,560	301	434,373	—	—	—	434,674
Repurchase of shares	(4,785,616)	(49)	(67,687)	—	—	—	(67,736)
Conversion of shares	(1,114)	1	—	—	—	—	1
Offering costs	—	—	(39,995)	—	—	—	(39,995)
Stock based compensation	22,358	—	330	—	—	—	330
Net income	—	—	—	—	13,861	640	14,501
Adjustments of noncontrolling interests	—	—	(7,087)	—	—	7,087	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(2,066)	(2,066)
Allocation to redeemable noncontrolling interests	—	—	—	—	(4,669)	(3,922)	(8,591)
Distributions declared per share ($0.280)	—	—	—	(56,244)	—	—	(56,244)
Balance, June 30, 2022	231,471,024	$2,314	$2,633,749	$(630,207)	$43,590	$69,544	$2,118,990
Balance, April 1, 2023	244,098,922	$2,441	$2,840,476	$(723,076)	$(104,486)	$146,782	$2,162,137
Issuance of common stock	4,003,193	41	54,015	—	—	—	54,056
Repurchase of shares	(5,955,261)	(61)	(81,106)	—	—	—	(81,167)
Conversion of shares	(89)	—	—	—	—	—	—
Offering costs	—	—	(4,562)	—	—	—	(4,562)
Net loss ($20 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(8,919)	(612)	(9,531)
Issuance of OP units	—	—	—	—	—	98,809	98,809
Adjustments of noncontrolling interests	—	—	36,984	—	—	(36,984)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(2,448)	(2,448)
Allocation to redeemable noncontrolling interests	—	—	(334)	—	—	—	(334)
Distributions declared per share ($0.145)	—	—	—	(31,838)	—	—	(31,838)
Balance, June 30, 2023	242,146,765	$2,421	$2,845,473	$(754,914)	$(113,405)	$205,547	$2,185,122
Balance, January 1, 2023	243,592,068	$2,436	$2,799,539	$(691,090)	$(14,788)	$86,663	$2,182,760
Issuance of common stock	10,472,177	106	145,655	—	—	—	145,761
Repurchase of shares	(11,942,616)	(121)	(166,014)	—	—	—	(166,135)
Conversion of shares	(209)	—	—	—	—	—	—
Offering costs	—	—	(11,536)	—	—	—	(11,536)
Stock based compensation	25,345	—	350	—	—	—	350
Net loss ($44 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(98,617)	(5,079)	(103,696)
Issuance of OP units	—	—	—	—	—	207,521	207,521
Adjustments of noncontrolling interests	—	—	78,373	—	—	(78,373)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(5,185)	(5,185)
Allocation to redeemable noncontrolling interests	—	—	(894)	—	—	—	(894)
Distributions declared per share ($0.290)	—	—	—	(63,824)	—	—	(63,824)
Balance, June 30, 2023	242,146,765	$2,421	$2,845,473	$(754,914)	$(113,405)	$205,547	$2,185,122
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(103,740)	$14,511
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	73,317	65,838
Gain on disposition of property and extinguishment of debt	—	(31,492)
Net realized loss upon sale of marketable securities	530	104
Net unrealized (gain) loss in fair value of marketable securities	(1,483)	6,798
Straight line rent	(2,374)	(3,425)
Loss (income) from unconsolidated real estate affiliates and fund investments	11,876	(41,795)
Distributions from unconsolidated real estate affiliates and fund investments	11,109	10,299
Non-cash interest expense related to DST Program	69,856	27,673
Performance fee	(6,969)	(36,711)
Net changes in assets, liabilities and other	(9,406)	(3,149)
Net cash provided by operating activities	42,716	8,651
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(100,856)	(392,465)
Proceeds from sale of real estate investments and fixed assets	—	74,602
Capital improvements and lease commissions	(14,608)	(10,302)
Investment in unconsolidated real estate affiliates	(174)	(138)
Deposits for investments under contract	—	(4,700)
Investment in marketable securities	(9,829)	(10,324)
Proceeds from sale of marketable securities	8,998	9,649
Investment in mortgage note receivable	(26,600)	—
Deposits received from mortgage notes receivables	85	—
Net cash used in investing activities	(142,984)	(333,678)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	285,870	526,240
Repurchase of shares	(164,972)	(67,736)
Offering costs	(11,777)	(8,189)
Distributions to stockholders	(23,097)	(20,101)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(5,110)	(2,131)
Draws on credit facility	230,000	180,000
Payment on credit facility	(100,000)	(345,000)
Proceeds from mortgage notes and other debt payable	—	95,800
Debt issuance costs	(155)	(5,248)
Principal payments on mortgage notes and other debt payable	(102,487)	(3,874)
Net cash provided by financing activities	108,272	349,761
Net increase in cash, cash equivalents and restricted cash	8,004	24,734
Cash, cash equivalents and restricted cash at the beginning of the period	103,568	121,482
Cash, cash equivalents and restricted cash at the end of the period	$111,572	$146,216
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows
Cash and cash equivalents	$84,495	$88,394
Restricted cash	27,077	57,822
Cash, cash equivalents and restricted cash at the end of the period	$111,572	$146,216
Supplemental disclosure of cash flow information:
Interest paid	$63,422	$25,826
Non-cash activities:
Write-offs of receivables	$321	$(7)
Write-offs of retired assets and liabilities	6,810	13,810
Change in liability for capital expenditures	(258)	(346)
Net liabilities transferred at disposition of real estate investment	—	396
Net liabilities assumed at acquisition	124	951
Change in issuance of common stock receivable and redemption of common stock payable	1,200	679
Change in accrued offering costs	(241)	31,806
Investments in real estate exchange for OP units	207,392	—
    See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$ in thousands, except share, unit, per share and per unit amounts
NOTE 1—ORGANIZATION
General
Except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Company” refer to JLL Income Property Trust, Inc. The terms “Advisor” and “LaSalle” refer to LaSalle Investment Management, Inc.
JLL Income Property Trust, Inc., is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of industrial, office, residential, retail and other properties located in the United States. Over time, our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of June 30, 2023, we owned interests in a total of 137 properties and over 4,400 single-family rental houses located in 27 states.
We own all or substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in our operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of June 30, 2023, we have raised aggregate proceeds from the issuance of OP Units in our operating partnership of $237,156, and owned directly or indirectly 90.5% of the OP Units of our operating partnership. The remaining 9.5% of the OP Units are held by third parties.
From our inception to June 30, 2023, we have received approximately $5,583,730 in gross offering proceeds from various public and private offerings of shares of our common stock. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC").
On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, was declared effective by the SEC. As of June 30, 2023, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $970,949. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") of up to $350,000 in shares of our Class D common stock with an indefinite duration (the "Private Offering"). As of June 30, 2023, we have raised aggregate gross proceeds of $98,188 from our Private Offering. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”) and on November 8, 2022, our board of directors approved an increase to raise up to a total of $2,000,000 in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of June 30, 2023, we have raised $985,292 from our DST Program.
As of June 30, 2023, 112,127,466 shares of Class A common stock, 26,575,695 shares of Class M common stock, 4,799,030 shares of Class A-I common stock, 95,621,549 shares of Class M-I common stock, and 3,023,025 shares of Class D common stock were outstanding and held in aggregate by a total of 24,630 stockholders.
LaSalle acts as our advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). The term of our Advisory Agreement expires June 5, 2024, subject to an unlimited number of successive one-year renewals. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.

LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of June 30, 2023, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $33,641.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of June 30, 2023, our VIEs included The District at Howell Mill, Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of equity in our VIEs and our operating partnership. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of June 30, 2023, noncontrolling interests represented the minority members’ proportionate share of the equity of The District at Howell Mill and our operating partnership.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interest are recorded as an allocation of retained earnings or additional paid in capital on our Consolidated Statements of Equity. During the six months ended June 30, 2022, we recorded an allocation from noncontrolling interests to redeemable noncontrolling interests in the amount of $3,922. We have redeemable noncontrolling interest that related to Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II as of June 30, 2023. As of June 30, 2023, $14,061 related to these third party joint ventures was included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $2,950 is immediately puttable by the holder of the noncontrolling interest.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its joint venture partners.
The carrying amount of our noncontrolling interests reflected in equity are as follows:

	June 30, 2023	December 31, 2022
Interests in the partnership equity of the operating partnership	$201,755	$82,635
Noncontrolling interest in consolidated joint ventures	3,792	4,028
Total noncontrolling interests reflected in equity	$205,547	$86,663
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
The interim financial data as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. When we sell a property, we can elect to enter into a like-kind exchange pursuant to the applicable Internal Revenue Service guidance whereby the proceeds from the sale are placed in escrow with a qualified intermediary until a replacement property can be purchased. At June 30, 2023, our restricted cash balance on our Consolidated Balance Sheets was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at June 30, 2023 and December 31, 2022 was $11,284 and $10,113, respectively.
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
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $144,923 and $123,725 at June 30, 2023 and December 31, 2022, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $18,309 and $15,566 at June 30, 2023 and December 31, 2022, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the six months ending June 30, 2023, we recorded a net decrease in fair value classified within the Level 3 category of $7,171 and during the six months ended June 30, 2022 we recorded a net increase in fair value classified within the Level 3 category of $32,412, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio I (as defined below) (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
We have estimated the fair value of our mortgage notes and other debt payable reflected on our Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $115,634 and $139,690 lower than the aggregate carrying amounts at June 30, 2023 and December 31, 2022, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
Derivative Financial Instruments
We record all derivatives on our Consolidated Balance Sheets at fair value in prepaid expenses and other assets or accounts payable and other accrued expenses. Changes in the fair value of our derivatives are recorded as a component of interest expense on our Consolidated Statements of Operations as we have not designated our derivative instruments as hedges. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and collars.
As of June 30, 2023, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	5	300,000
Interest Rate Collar	1	100,000
The fair value of our interest rate derivatives represent assets of $10,047 and $5,106 at June 30, 2023 and December 31, 2022, respectively.
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
Mortgage Notes Receivable
Mortgage notes receivable, including related accrued interest receivable, consists of mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. In accordance with ASC Topic 326, Measurement of Credit Losses on Financial Instruments, we may record an allowance for credit loss to reflect that mortgage note receivables have risk of loss. While Topic 326 does not require any particular method for determining any reserves, it does specify that it should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, as well as reasonable forecasts for the term of each mortgage note receivable.

Ground Lease
As of June 30, 2023, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,043 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,242.
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
Correction of Immaterial Overstatement of Noncontrolling Interest
During the year ended December 31, 2022, we identified an immaterial overstatement of the net equity balance related to the noncontrolling interests in partnership equity of our operating partnership. We previously recorded these noncontrolling interests based upon the fair value of the OP Units issued as consideration, increased for the noncontrolling interests’ share of net income of the operating partnership and decreased for the noncontrolling interests’ share of net loss and distributions. We have subsequently determined that transactions that change our ownership interest in the operating partnership are accounted for as equity transactions if we retain our controlling financial interest in the operating partnership and no gain or loss was recognized in net income. Accordingly, the net equity balance related to the noncontrolling interests in partnership equity of the operating partnership was adjusted to reflect these changes in ownership of the operating partnership as an equity transaction to reflect the change in ownership percentage of the operating partnership. These adjustments are reflected as an allocation between Additional Paid in Capital and Noncontrolling Interest within our equity section on our Consolidated Balance Sheets and Consolidated Statements of Equity. Our ownership percentage of the operating partnership will increase as we issue common stock and will decrease as we issue OP Units to noncontrolling interests in the future. This correction has no impact on our net income, cash flows or the value of the OP Units. The following table summarizes the effects of this correction:

	As of June 30, 2022
	Previously Reported	Adjustment	Corrected
Noncontrolling interests	$91,433	$(21,889)	$69,544
Additional paid in capital	2,611,860	21,889	2,633,749
Correction of Immaterial Understatement of Financial Obligation and Interest Expense
During the three months ended June 30, 2023, we identified an immaterial understatement of the financing obligation and interest expense. For the three months ended March 31, 2023, we previously recorded a reduction to the financing obligation and the corresponding non-cash interest expense related to the remeasurement of certain DST Properties for which it was determined that the exercise of the fair market value purchase option was probable. We have subsequently determined the financing obligation should not be reduced below the original financing obligation balance until such purchase option is exercised. Accordingly, the financing obligation and corresponding non-cash interest expense was adjusted to increase such amounts by $9,080 for the three months ended March 31, 2023. These adjustments are reflected as a decrease to accumulated deficit and Noncontrolling Interest within our equity section on our Consolidated Statements of Equity as of March 31, 2023 and an increase to interest expense and decrease to net loss and net loss attributable to noncontrolling interests on our Consolidated Statements of Operations for the three months ended March 31, 2023. The following table summarizes the effects of this correction:

	As of and for the three months ended March 31, 2023
	Previously Reported	Adjustment	Corrected
Accumulated deficit	$(95,805)	$(8,681)	$(104,486)
Noncontrolling interests	147,398	(616)	146,782
Financial obligation	771,941	9,080	781,021
Additional paid in capital	2,840,260	216	2,840,476
Interest expense	(84,980)	(9,080)	(94,060)
Net loss	(85,108)	(9,080)	(94,188)
Net loss attributable to the noncontrolling interests	(4,091)	(400)	(4,491)
Net loss attributable to JLL Income Property Trust, Inc.	(81,017)	(8,680)	(89,697)
NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the industrial, office, residential, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
Acquisitions
Through the first half of 2023, we acquired 59 single family homes in the Single-Family Rental Portfolio II for approximately $20,400. The acquisitions were funded with cash on hand.
On April 20, 2023, we acquired Louisville Logistics Center, a 1,043,000 square foot industrial property located in Shepherdsville, Kentucky for approximately $81,500. The acquisition was funded with cash on hand and a draw on our Revolving Credit Facility (as defined below).
We allocated the purchase price for our 2023 acquisitions in accordance with authoritative guidance as follows:

2023 Acquisitions
Land	$12,242
Building and equipment	78,357
In-place lease intangible (acquired intangible assets)	15,320
Below-market lease intangible (acquired intangible liabilities)	(4,053)
$101,866
Amortization period for intangible assets and liabilities	0 - 113 months
Dispositions
There have been no dispositions during the six months ended June 30, 2023.
NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate, which are classified as unconsolidated real estate affiliates under GAAP. The residential sector includes apartment properties and single-family rental homes.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates as of June 30, 2023 and December 31, 2022.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	June 30, 2023	December 31, 2022
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$13,293	$13,449
Pioneer Tower	Office	Portland, OR	June 28, 2016	73,708	88,000
The Tremont	Residential	Burlington, MA	July 19, 2018	21,233	21,211
The Huntington	Residential	Burlington, MA	July 19, 2018	9,686	10,019
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,368	30,449
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	38,275	39,075
Total				$186,563	$202,203
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	June 30, 2023	December 31, 2022
Net investments in real estate	$394,197	$399,107
Acquired intangible assets, net	8,239	8,334
Other assets	14,570	14,661
Total assets	$417,006	$422,102

Mortgage notes and other debt payable	$179,229	$180,278
Acquired intangible liabilities, net	1,519	1,733
Other liabilities	4,218	3,518
Total liabilities	184,966	185,529
Members’ equity	232,040	236,573
Total liabilities and members' equity	$417,006	$422,102
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Total revenues	$9,326	$9,021	$18,660	$17,826
Total operating expenses	6,349	6,838	12,558	14,057
Operating income	$2,977	$2,183	$6,102	$3,769
Total other expenses (income)	647	478	2,918	(1,327)
Net income	$2,330	$1,705	$3,184	$5,096
Company Equity in Income of Unconsolidated Real Estate Affiliates - Equity Method Investments

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net income of unconsolidated real estate affiliates	$2,330	$1,705	$3,184	$5,096
Other members’ share of net income	(420)	(279)	(528)	(908)
Impairment of investments in unconsolidated real estate affiliates	—	—	(11,414)	—
Company equity in income (loss) of unconsolidated real estate affiliates	$1,910	$1,426	$(8,758)	$4,188

Real Estate Fund Investments
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of June 30, 2023, the NYC Retail Portfolio owned eight retail properties totaling approximately 1,940,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investments. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of June 30, 2023 and December 31, 2022, the carrying amount of our investment in the NYC Retail Portfolio was $75,546 and $75,417, respectively. During the three and six months ended June 30, 2023, we recorded an increase in fair value of our investment in the NYC Retail Portfolio of $94 and $129, respectively, and received no cash distributions. During the three and six months ended June 30, 2022, we recorded a increase in fair value of our investment in the NYC Retail Portfolio of $1,304 and decrease of $143 respectively, and received no cash distributions.
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
At acquisition we made the election to account for our interest in the Single-Family Rental Portfolio I under the fair value option. As of June 30, 2023 and December 31, 2022, the carrying amount of our investment in the Single-Family Rental Portfolio I was $263,455 and $270,754, respectively. During the three and six months ended June 30, 2023, we recorded a decrease in fair value of our investment in the Single-Family Rental Portfolio I of $1,300 and $7,300. During the three and six months ended June 30, 2023, we received distributions of income totaling $2,094 and $4,054. During the three and six months ended June 30, 2022, we recorded an increase in fair value of $7,200 and $32,555, respectively. During the three and six months ended June 30, 2022, we received distributions of income totaling $2,840 and $5,194, respectively. These cash distributions of income increased income from unconsolidated real estate affiliates and fund investments.

Summarized Combined Balance Sheets—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment

	June 30, 2023	December 31, 2022
Investment in real estate	$1,619,392	$1,646,374
Cash	24,566	21,703
Other assets	55,534	52,190
Total assets	$1,699,492	$1,720,267

Total liabilities	839,917	834,237
Partners' capital	859,575	886,030
Total liabilities and partners' capital	$1,699,492	$1,720,267

Summarized Statement of Operations—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Total revenue	$22,162	$21,481	$44,829	$41,276

Net investment income	8,554	8,636	17,994	16,320
Net change in unrealized (loss) gain on investment in real estate venture	(60,773)	23,957	(35,699)	90,801
Net (loss) income	$(52,219)	$32,593	$(17,705)	$107,121
NOTE 5—MORTGAGE NOTES RECEIVABLE
Mortgage notes receivable, including related accrued interest receivable, consists of mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes receivable are initially recorded at the amount advanced to the borrower less allowance for credit loss, if applicable. Interest income is recognized monthly and includes the stated interest less the amortization of any financing costs. Mortgage note receivables that we enter into may include commitments to fund incremental amounts to our borrowers after the initial closing.
On May 26, 2023, we entered into a $27,000, interest only mortgage note receivable for three years at an interest rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.95%. As of June 30, 2023, $400 of the mortgage note remains unfunded and will be funded once requested by borrower. The mortgage note receivable is secured by an active adult multifamily apartment property located near Austin, Texas.
NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2042 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			June 30, 2023	December 31, 2022
Mortgage notes payable (1) (2) (3)	October 1, 2023 - August 1, 2042	1.76% - 6.81%	$1,216,127	$1,318,614
Credit facility
Revolving Credit Facility	April 28, 2025	6.52%	355,000	225,000
Term loan	April 28, 2027	4.88%	400,000	400,000
TOTAL			$1,971,127	$1,943,614
Net debt discount on assumed debt and debt issuance costs			(17,821)	(19,087)
Mortgage notes and other debt payable, net			$1,953,306	$1,924,527

________
(1)    On June 1, 2023, we repaid the mortgage note payable related to Aurora Distribution Center in the amount of $13,034.
(2)    On June 28, 2023, we repaid the mortgage note payable related to Friendship Distribution Center in the amount of $40,000.
(3)     On June 30, 2023, we repaid the mortgage note payable related to 180 North Jefferson in the amount of $45,000.

Aggregate future principal payments of mortgage notes and other debt payable as of June 30, 2023 are as follows:

Year	Amount
2023	$28,274
2024	17,653
2025	548,473
2026	309,240
2027	447,860
Thereafter	619,627
Total	$1,971,127
Credit Facility
On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the “Credit Facility”) with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving credit facility (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month term SOFR plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.30% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility is April 28, 2025 and the Term Loan is April 28, 2027. The Credit Facility contains two, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.35% and Adjusted Term SOFR plus 1.30% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.0%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of June 30, 2023, we believe no material adverse effects had occurred. We expect to refinance mortgage notes maturing in 2023.
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
At June 30, 2023, we had $355,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.45% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.40%. We swapped $300,000 of the Term Loan to a fixed rate of 3.22% (all in rate of 4.62% at June 30, 2023) and have an interest rate collar in place on $100,000 of the Term Loan. The interest rate swap and collar agreements mature on April 28, 2027.
Covenants
At June 30, 2023, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at June 30, 2023 and December 31, 2022 was $12,616 and $11,032, respectively.

NOTE 7—COMMON STOCK AND OP UNITS
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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the six months ended June 30, 2023 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total
Balance, December 31, 2022	113,645,166	26,170,260	4,950,208	95,803,409	3,023,025	243,592,068
Issuance of common stock	3,988,996	1,043,944	68,515	5,396,067	—	10,497,522
Repurchase of common stock	(5,397,011)	(577,843)	(219,723)	(5,748,039)	—	(11,942,616)
Share conversions	(109,685)	(60,666)	30	170,112	—	(209)
Balance, June 30, 2023	112,127,466	26,575,695	4,799,030	95,621,549	3,023,025	242,146,765
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the six months ended June 30, 2023 were as follows:

	Six Months Ended June 30, 2023
	# of shares	Amount
Class A Shares	3,988,996	$55,616
Class M Shares	1,043,944	14,496
Class A-I Shares	68,515	930
Class M-I Shares	5,396,067	75,069
Total		$146,111

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the six months ended June 30, 2023, we satisfied 100% of repurchase requests we received and repurchased 11,942,616 shares of common stock in the amount of $166,135. During the six months ended June 30, 2022, we satisfied 100% of repurchase requests we received and repurchased 4,785,616 shares of common stock in the amount of $67,736.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the six months ended June 30, 2023, we issued 3,006,586 shares of common stock for $40,727 under the distribution reinvestment plan. For the six months ended June 30, 2022, we issued 2,463,259 shares of common stock for $36,143 under the distribution reinvestment plan.
Operating Partnership Units
On June 28, 2023, our operating partnership exercised its fair market value purchase option to acquire Friendship Distribution Center and issued 3,796,470 OP Units to the DST investors for approximately $50,400 in exchange for their beneficial interest in such DST Property. On June 30, 2023, our operating partnership exercised its fair market value purchase option to acquire Milford Crossing and issued 3,645,883 OP Units to the DST investors for approximately $48,300 in exchange for their beneficial interests in such DST Property. As a result of these two transactions we incurred a net $1,828 of non-cash interest expense. On March 16, 2023, our operating partnership exercised its fair market value purchase option to acquire Summit at San Marcos, Mason Mill Distribution Center and San Juan Medical Center and issued 7,817,665 OP Units to the DST investors for approximately $108,700 in exchange for their beneficial interests in such DST Properties. As a result of the transaction we incurred $36,432 of non-cash interest expense. On July 8, 2022, our operating partnership exercised its fair market value purchase option to acquire The Reserve at Johns Creek and issued 2,575,832 OP Units to the DST investors for approximately $38,200 in exchange for their beneficial interests in such DST Property. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
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

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended June 30, 2023
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net loss per share before performance fee	$(4,135)	$(977)	$(178)	$(3,518)	$(111)
Allocation of performance fee	—	—	—	—	—
Total	$(4,135)	$(977)	$(178)	$(3,518)	$(111)
Weighted average number of common shares outstanding	112,394,198	26,556,260	4,843,043	95,627,883	3,023,025
Basic and diluted net loss per share:	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.04)

	Six Months Ended June 30, 2023
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$(45,854)	$(10,743)	$(1,981)	$(38,810)	$(1,229)
Allocation of performance fee	—	—	—	—	—
Total	$(45,854)	$(10,743)	$(1,981)	$(38,810)	$(1,229)
Weighted average number of common shares outstanding	112,827,036	26,434,340	4,875,334	95,493,571	3,023,025
Basic and diluted net income per share:	$(0.41)	$(0.41)	$(0.41)	$(0.41)	$(0.41)

	Three Months Ended June 30, 2022
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(8,254)	$(1,909)	$(479)	$(6,509)	$(471)
Allocation of performance fee	2,809	688	174	2,398	172
Total	$(11,063)	$(2,597)	$(653)	$(8,907)	$(643)
Weighted average number of common shares outstanding	105,872,896	24,483,836	6,145,006	83,483,334	6,041,611
Basic and diluted net gain per share:	$(0.10)	$(0.11)	$(0.11)	$(0.11)	$(0.11)

	Six Months ended June 30, 2022
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$13,695	$4,019	$1,016	$9,248	$819
Allocation of performance fee	6,603	2,151	528	4,768	408
Total	$7,092	$1,868	$488	$4,480	$411
Weighted average number of common shares outstanding	104,194,117	30,580,443	7,732,870	70,368,193	6,228,619
Basic and diluted net income per share:	$0.07	$0.06	$0.06	$0.06	$0.07
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until December 21, 2021, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of June 30, 2023 and December 31, 2022, LaSalle had paid $2,648 and $2,185, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on our Consolidated Balance Sheets.
NOTE 8—DST PROGRAM
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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by our operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on our Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST totaling $284 are accounted for as deferred loan costs and are netted against the financing obligation.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for as interest expense. For the three and six months ended June 30, 2023, we recorded interest expense related to the master lease in the amounts of $9,264 and $18,799, respectively. For the three and six months ended June 30, 2022, we recorded interest expense related to the master lease in the amounts of $4,570 and $8,394, respectively. In 2023, we determined that all DST Properties were probable for exercising the fair market value purchase option and recorded additional non-cash interest expense of $10,814 and $31,592 during the three and six months ended June 30, 2023, respectively. During the six months ended June 30, 2022 we determined certain properties were probable for exercising the fair market value purchase option and recorded additional non-cash interest expense of $19,279. We will remeasure the financial obligation related to the DST Properties at each balance sheet date and adjust the non-cash interest expense recognized over the expected period until exercising of the fair market value purchase option. We recognize additional interest expense to the financing obligation to account for the difference between the fair value of the DST Property and the outstanding liabilities for properties that have increased in fair value. We will recognize interest income at exercise of the fair market value option for properties that have decreased in fair value.
During the three months ended March 31, 2023, we exercised the fair market value purchase option to acquire Summit at San Marcos, Mason Mill Distribution Center, and San Juan Medical Center which resulted in non-cash interest expense of $36,432 and issued 7,817,665 OP Units to the DST investors for approximately $108,700 in exchange for their beneficial interests in such DST Properties. During the three months ended June 30, 2023, we exercised the fair market value purchase option to acquire Milford Crossing and Friendship Distribution Center which resulted in non-cash interest expense of $7,997 and non-cash interest income of $6,169 and issued 4,442,353 OP Units to the DST investors for approximately $98,700 in exchange for their beneficial interest in such DST Properties. On July 8, 2022, our operating partnership exercised its fair market value purchase option to acquire The Reserve at Johns Creek and issued 2,575,832 OP Units to the DST investors for approximately $38,200 in exchange for their beneficial interests in such DST Property. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on our Consolidated Statements of Operations and Comprehensive Income. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the specific DST and could fluctuate over time.
After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. As of June 30, 2023, we have sold $985,292 in interests related to the DST Program. As of June 30, 2023, the following properties are included in our DST Program:

The Penfield	9101 Stony Point Drive	West Phoenix Distribution Center
Villas at Legacy	Reserve at Venice	6300 Dumbarton Circle
Montecito Marketplace	Duke Medical Center	6500 Kaiser Drive
Whitestown Distribution Center	Silverstone Marketplace	Louisville Logistics Center
Louisville Airport Distribution Center	South Reno Medical Center
The Preserve at the Meadows	Sugar Land Medical Plaza
The Rockwell	Suwanee Distribution Center
NOTE 9—OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at June 30, 2023 are as follows:

Year	Amount
2023	$160,207
2024	226,726
2025	185,237
2026	151,251
2027	124,564
Thereafter	494,927
Total	$1,342,912
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three and six months ended June 30, 2023, no tenants accounted for greater than 10% of minimum base rents.
NOTE 10—RELATED PARTY TRANSACTIONS
Pursuant to our Advisory Agreement with LaSalle, we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class or OP Unit during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. The term of our Advisory Agreement expires June 5, 2024, subject to an unlimited number of successive one year renewals.
Fixed advisory fees for the three and six months ended June 30, 2023 was $11,099 and $22,168, respectively. The fixed advisory fees for the three and six months ended June 30, 2022 was $10,730 and $20,104, respectively. There were no performance fees for the three and six months ended June 30, 2023. Performance fees for the three and six months ended June 30, 2022 were $6,450 and $14,935, respectively. Included in Advisor fees payable at June 30, 2023 was $3,592 of fixed advisory fee expense. Included in Advisor fees payable for the year ended December 31, 2022 was $3,851 of fixed advisory fee expense and $6,969 of performance fee expenses.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and six months ended June 30, 2023, we paid JLL Americas $380 and $817, respectively, for property management and leasing services. For the three and six months ended June 30, 2022, we paid JLL Americas $468 and $987, respectively, for property management and leasing services. During the three and six months ended June 30, 2023, there were no mortgage brokerage fees paid to JLL Americas. During the three and six months ended June 30, 2022, there were no mortgage brokerage fees paid to JLL Americas.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and six months ended June 30, 2023, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,411 and $7,021, respectively. For the three and six months ended June 30, 2022, we paid Dealer Manager selling commissions and dealer manager fees totaling $4,100 and $7,861, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs, at June 30, 2023 and December 31, 2022, were $184,852 and $185,557 of future dealer manager fees payable, respectively.

As of June 30, 2023 and December 31, 2022, we owed $2,648 and $2,185, respectively, for organization and offering costs paid by LaSalle (see Note 6-Common Stock and OP Units). These costs are included in accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the three and six months ended June 30, 2023, the taxable REIT subsidiary paid $2,843 and $5,046, respectively, to the Dealer Manager. For the three and six months ended June 30, 2022, the taxable REIT subsidiary paid $2,228 and $2,353, respectively,to the Dealer Manager. In addition, the Dealer Manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total equity of each outstanding unit of beneficial interest for such day, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit or 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with our operating partnership's fair market value purchase option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share or 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the three and six months ended June 30, 2023, the DSTs paid $527 and $1,035, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program. For the three and six months ended June 30, 2022, the DSTs paid $342 and $629, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST pays the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the three and six months ended June 30, 2023, the DSTs paid $329 and $646, respectively, in management fees to our Advisor in connection with the DST Program. For the three and six months ended June 30, 2022, the DSTs paid $218 and $402, respectively, in management fees to our Advisor in connection with the DST Program.
NOTE 11—COMMITMENTS AND CONTINGENCIES
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
The operating agreement for Grand Lakes Marketplace allows the unrelated third party joint venture partner, owning a 10% interest, to currently put its interest to us at a market determined value.
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
NOTE 12—SEGMENT REPORTING
We have five reportable operating segments: industrial, office, residential, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three and six months ended June 30, 2023 and 2022.

	Industrial	Office	Residential	Retail	Other	Total
Assets as of June 30, 2023	$1,566,347	$629,922	$1,605,702	$599,696	$47,308	$4,448,975
Assets as of December 31, 2022	1,586,416	640,066	1,623,069	612,640	20,543	4,482,734

Three Months Ended June 30, 2023

Capital expenditures by segment	$1,909	$629	$4,692	$2,522	$—	$9,752

Revenues:
Rental revenue	$31,435	$15,784	$34,372	$12,537	$75	$94,203
Other revenue	1,807	382	2,231	557	513	5,490
Interest on mortgage note receivable	—	—	—	—	216	216
Total revenues	$33,242	$16,166	$36,603	$13,094	$804	$99,909
Operating expenses:
Real estate taxes	$5,255	$1,494	$5,280	$1,628	$111	$13,768
Property operating expenses	2,187	3,261	9,700	2,227	195	17,570
Total segment operating expenses	$7,442	$4,755	$14,980	$3,855	$306	$31,338

Reconciliation to net income

Property general and administrative						492
Advisor fees						11,099
Company level expenses						1,305
Depreciation and amortization						37,000
Total operating expenses						$81,234
Other income and (expenses):
Interest expense						$(31,604)
Loss from unconsolidated real estate affiliates and fund investments						2,798
Investment income from marketable securities						519
Net realized loss upon sale of marketable securities						(198)
Net unrealized change in fair value of investment in marketable securities						259
Total other income and (expenses)						$(28,226)
Net loss						$(9,551)

Reconciliation to total consolidated assets as of June 30, 2023
Assets per reportable segments						$4,448,975
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						787,493
Total consolidated assets						$5,236,468

Reconciliation to total consolidated assets as of December 31, 2022
Assets per reportable segments						$4,482,734
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						671,484
Total consolidated assets						$5,154,218

	Industrial	Office	Residential	Retail	Other	Total
Three Months Ended June 30, 2022

Capital expenditures by segment	$3,151	$1,972	$1,706	$1,365	$11	$8,205

Revenues:
Rental revenue	$25,461	$11,213	$27,872	$12,690	$66	$77,302
Other revenue	27	468	1,213	191	590	2,489
Total revenues	$25,488	$11,681	$29,085	$12,881	$656	$79,791
Operating expenses:
Real estate taxes	$4,247	$1,161	$4,147	$1,690	$68	$11,313
Property operating expenses	1,913	2,278	7,737	1,888	183	13,999
Total segment operating expenses	$6,160	$3,439	$11,884	$3,578	$251	$25,312

Reconciliation to net income
Property general and administrative						797
Advisor fees						17,180
Company level expenses						2,997
Depreciation and amortization						33,323
Total operating expenses						$79,609
Other income and (expenses):
Interest expense						$(34,055)
Income from unconsolidated real estate affiliates and fund investment						12,770
Investment income from marketable securities						293
Net realized gain upon sale of marketable securities						(183)
Net unrealized change in fair value of investment in marketable securities						(3,814)
Total other income and (expenses)						$(24,989)
Net loss						$(24,807)

	Industrial	Office	Residential	Retail	Other	Total
Six Months Ended June 30, 2023

Capital expenditures by segment	$2,890	$1,324	$6,843	$3,810	$—	$14,867

Revenues:
Rental revenue	$61,175	$31,597	$68,060	$25,825	$148	$186,805
Other revenue	1,843	714	3,359	684	1,068	7,668
Interest on mortgage note receivable	—	—	—	—	216	216
Total revenues	$63,018	$32,311	$71,419	$26,509	$1,432	$194,689
Operating expenses:
Real estate taxes	$10,821	$3,057	$9,982	$3,305	$190	$27,355
Property operating expenses	4,366	6,691	18,875	4,446	405	34,783
Total segment operating expenses	$15,187	$9,748	$28,857	$7,751	$595	$62,138

Reconciliation to net income
Property general and administrative						1,456
Advisor fees						22,168
Company level expenses						3,223
Depreciation and amortization						73,898
Total operating expenses						$162,883
Other income and (expenses):
Interest expense						$(125,665)
Income from unconsolidated real estate affiliates and fund investments						(11,876)
Investment income on marketable securities						1,042
Net realized loss upon sale of marketable securities						(530)
Net unrealized change in fair value of investment in marketable securities						1,483
Total other income and (expenses)						$(135,546)
Net loss						$(103,740)

	Industrial	Office	Residential	Retail	Other	Total
Six Months Ended June 30, 2022

Capital expenditures by segment	$3,151	$2,978	$2,828	$1,682	$11	$10,650

Revenues:
Rental revenue	$50,348	$22,544	$52,933	$26,305	$127	$152,257
Other revenue	69	762	2,420	263	1,191	4,705
Total revenues	$50,417	$23,306	$55,353	$26,568	$1,318	$156,962
Operating expenses:
Real estate taxes	$8,354	$2,325	$8,402	$3,361	$182	$22,624
Property operating expenses	4,197	4,452	14,950	4,012	391	28,002
Total segment operating expenses	$12,551	$6,777	$23,352	$7,373	$573	$50,626

Reconciliation to net income
Property general and administrative						1,494
Advisor fees						35,038
Company level expenses						4,071
Depreciation and amortization						66,297
Total operating expenses						$157,526
Other income and (expenses):
Interest expense						$(51,907)
Loss from unconsolidated real estate affiliates and fund investments						41,795
Investment income on marketable securities						597
Net realized loss upon sale of marketable securities						(104)
Net unrealized change in fair value of investment in marketable securities						(6,798)
Gain on disposition of property and extinguishment of debt, net						31,492
Total other income and (expenses)						$15,075
Net income						$14,511
NOTE 13—INVESTMENT IN MARKETABLE SECURITIES
The following is a summary of our investment in marketable securities held as of June 30, 2023 and December 31, 2022, which consisted entirely of stock of publicly traded REITs.

	June 30, 2023	December 31, 2022
Investment in marketable securities - cost	$51,115	$50,815
Unrealized gains	984	716
Unrealized losses	(6,133)	(7,349)
Net unrealized loss	(5,149)	(6,633)
Investment in marketable securities - fair value	$45,966	$44,182
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares purchased first are sold first. During the six months ended June 30, 2023, marketable securities sold generated proceeds of $8,998, resulting in realized gains of $320, and realized losses of $850. During the six months ended June 30, 2022, marketable securities sold generated proceeds of $9,649, resulting in realized gains of and $294, and realized losses of $398.

NOTE 14—SUBSEQUENT EVENTS
On July 25, 2023, our operating partnership exercised its fair market value purchase option to acquire Villas at Legacy and issued 3,482,252 OP Units to the DST investors for approximately $46,000 in exchange for their beneficial interest in such DST property. As a result of the transaction we incurred approximately $15,300 of non-cash interest expense.
On August 8, 2023, our board of directors approved a gross dividend for the third quarter of 2023 of $0.145 per share and OP unit to stockholders and OP Unit holders of record as of September 22, 2023. The dividend will be paid on or around September 27, 2023. Class A, Class M, Class A-I, Class M-I and Class D stockholders and OP Unit holders will receive $0.145 per share, less applicable class-specific fees, if any.
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

Estimated Percent of Fair Value as of June 30, 2023:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2023 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.

Properties
Properties owned at June 30, 2023, including DST Properties, are as follows:

					Percentage Leased as of June 30, 2023
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	—
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 E 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	100

					Percentage Leased as of June 30, 2023
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frey Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6635 West Frye Road	Chandler, AZ	June 8, 2022	100	105,000	100
6575 West Frye Road	Chandler, AZ	June 8, 2022	100	140,000	100
Louisville Airport Distribution Center	Louisville, KY	June 24, 2021	100	284,000	100
237 Via Vera Cruz (1)	San Marcos, CA	July 2, 2021	95	66,000	100
13500 Danielson Street (1)	Poway, CA	July 2, 2021	95	73,000	100
4211 Starboard Drive (1)	Fremont, CA	July 9, 2021	95	130,000	100
5 National Way	Durham, NC	September 28, 2021	100	188,000	100
47 National Way	Durham, NC	September 28, 2021	100	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	October 20, 2021	100	126,000	100
4630 Distribution Pkwy	Buford, GA	October 20, 2021	100	149,000	100
4646 Distribution Pkwy	Buford, GA	October 20, 2021	100	102,000	100
4651 Distribution Pkwy	Buford, GA	October 20, 2021	100	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	October 28, 2021	100	320,000	100
2055 Sanyo Avenue	San Diego, CA	October 28, 2021	100	209,000	50
2065 Sanyo Avenue	San Diego, CA	October 28, 2021	100	136,000	100
1755 Britannia Drive	Elgin, IL	November 16, 2021	100	80,000	100
2451 Bath Road	Elgin, IL	November 16, 2021	100	327,000	100
687 Conestoga Parkway	Shepardsville, KY	November 17, 2021	100	327,000	100
2840 Loker Avenue	Carlsbad, CA	November 30, 2021	95	104,000	100
15890 Bernardo Center Drive	San Diego, CA	November 30, 2021	95	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	April 8, 2022	100	459,000	100
West Phoenix Distribution Center	Glendale, AZ	September 30, 2022	100	1,200,000	100
Puget Sound Distribution Center	Lacey, WA	October 6, 2022	100	142,000	100
Louisville Logistics Center	Shepherdsville, KY	April 20, 2023	100	1,043,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	85
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	85
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	92
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	73
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
9101 Stony Point Drive	Richmond, VA	September 15, 2021	100	87,000	100
North Tampa Surgery Center	Odessa, FL	October 8, 2021	100	13,000	100
Duke Medical Center	Durham, NC	December 23, 2021	100	60,000	96
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	December 23, 2021	100	11,000	100
1203 SW 7 Highway	Blue Springs, MO	December 23, 2021	100	10,000	100
Roeland Park Medical Office	Roeland Park, KS	December 28, 2021	100	30,000	100
South Reno Medical Center	Reno, NV	December 28, 2021	100	32,000	100

					Percentage Leased as of June 30, 2023
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Sugar Land Medical Plaza	Sugar Land, TX	December 30, 2021	100	37,000	100
Cedar Medical Center	Flagstaff, AZ	April 29, 2022	100	26,000	100
North Boston Medical Center	Haverhill, MA	June 28, 2022	100	30,000	100
North Charlotte Medical Center	Stanley, NC	June 28, 2022	100	25,000	100
Grand Rapids Medical Center	Wyoming, MI	July 21, 2022	100	25,000	100
Glendale Medical Center	Los Angeles, CA	July 29, 2022	100	20,000	100
6300 Dumbarton Circle	Fremont, CA	September 15, 2022	100	44,000	100
6500 Kaiser Drive	Fremont, CA	September 15, 2022	100	88,000	100
Greater Sacramento Medical Center	Rancho Cordova, CA	September 16, 2022	100	18,000	100
Residential Segment:
Townlake of Coppell	Coppell, TX	May 22, 2015	100%	351,000	92%
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	96
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	93
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	94
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	93
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	95
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	95
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	92
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	91
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	95
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	92
Presley Uptown (1)	Charlotte, NC	September 30, 2019	100	190,000	94
Princeton North Andover	North Andover, MA	May 3, 2021	100	204,000	94
The Preserve at the Meadows	Fort Collins, CO	August 23, 2021	100	208,000	93
The Rockwell	Berlin, MA	August 31, 2021	100	233,000	93
Miramont Apartments	Fort Collins, CO	September 29, 2021	100	212,000	95
Pinecone Apartments	Fort Collins, CO	September 29, 2021	100	176,000	92
Reserve at Venice	North Venice, FL	December 17, 2021	100	268,000	78
Woodside Trumbull	Trumbull, CT	December 21, 2021	100	207,000	91
Jefferson Lake Howell	Casselberry, FL	March 30, 2022	100	374,000	93
Oak Street Lofts	Tigard, OR	July 15, 2022	100	162,000	91
Molly Brook on Belmont	North Haledon, NJ	September 27, 2022	100	177,000	97
Single-Family Rental Portfolio II (1)	Various	Various	95	509,000	99
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	96%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	98
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	99
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	100
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	83
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	86
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	99
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	92
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	95
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	100
Patterson Place	Durham, NC	May 31, 2022	100	25,000	82

					Percentage Leased as of June 30, 2023
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Silverado Square	Las Vegas, NV	June 1, 2022	100	48,000	98
Woodlawn Point	Marietta, GA	June 30, 2022	100	98,000	97
Other Segment: (2)
South Beach Parking Garage (3)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (4)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (5)(6)	NY/NJ	December 8, 2015	14	1,938,000	89
Pioneer Tower (7)	Portland, OR	June 28, 2016	100	296,000	62
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	89
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	90
Siena Suwanee Town Center	Suwanee, GA	December 15, 2020	100	226,000	90
Single-Family Rental Portfolio I (6)(8)	Various	August 5, 2021	47	7,207,000	94
Kingston at McLean Crossing (1)	McLean, VA	December 3, 2021	80	223,000	94
________
(1)We own a majority interest in the joint venture that owns a fee simple interest in this property.
(2)Other segment also includes Mortgage Note Receivable.
(3)The parking garage contains 343 stalls. This property is owned leasehold.
(4)We own a condominium interest in the building that contains a 366 stall parking garage.
(5)We own an approximate 14% interest in a portfolio of eight urban infill retail properties located in the greater New York City area.
(6)We have elected the fair value option to account for this investment.
(7)We own a condominium interest in the building that contains a 17 story multi-tenant office property.
(8)We own an approximate 47% interest in a portfolio of over 4,000 single-family rental homes located in various cities across the United States.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of June 30, 2023:

	Number of Properties / Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (2)
Industrial	61	14,481,000	61%	100%	$6.03
Office	24	1,527,000	6	96	32.93
Residential	23	5,676,000	24	93	24.75
Retail	14	1,887,000	8	95	21.54
Other	1	130,000	1	N/A	N/A
Total	123	23,701,000	100%	97%	$13.38
________
(1)Residential includes over 300 single-family rental homes in the Single-Family Rental Portfolio II.
(2)Amount calculated as in-place minimum base rent for all occupied space at June 30, 2023 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of June 30, 2023, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.21 for our consolidated properties.

Recent Events and Outlook
Property Valuations
Property valuations across our portfolio were slightly negative being driven by capital markets due to further increasing capitalization and discount rates during the three months ending June 30, 2023.
Credit Facility
On April 28, 2022, we entered into our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. We are in compliance with our debt covenants as of June 30, 2023. We expect to maintain compliance with our debt covenants.
Liquidity
At June 30, 2023, we had in excess of $85,000 in total cash on hand, $45,000 in marketable securities, and $245,000 of capacity under our Credit Facility. Looking at the remainder of 2023, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares and fund quarterly distributions.
Share Repurchase Plan
During the second quarter of 2023, we satisfied 100% of repurchase requests totaling $81,167 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $168,026. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the third quarter of 2023 is $161,344.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio and our approximate 47% investment in the Single-Family Rental Portfolio I using the fair value option. During the quarter ended June 30, 2023, we recorded an unrealized fair value gain of $94 and an unrealized fair value loss of $1,300 related to our investments in the NYC Retail Portfolio and the Single-Family Rental Portfolio I, respectively. Our interest rate swaps resulted in an unrealized fair value gain of $7,038 during the quarter. We utilize our interest rate swaps to fix interest rates on variable rate debt we plan to hold to maturity.
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
Capital Raised and Use of Proceeds
As of June 30, 2023, we have raised gross proceeds of over $5,081,000 from our public and private offerings since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $5,557,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $714,000 and repurchase shares of our common stock for approximately $1,323,000.

Property Acquisitions
During the six months ending June 30, 2023, we acquired 59 single family homes in the Single-Family Rental Portfolio II for approximately $20,400. The acquisitions were funded with cash on hand.
On April 20, 2023, we acquired Louisville Logistics Center, a 1,043,000 square foot industrial property located in Shepherdsville, Kentucky for approximately $81,500. The acquisition was funded with cash on hand and a draw on our Revolving Credit Facility.
Property Dispositions
There have been no dispositions during the quarter ending June 30, 2023.
Financing
There have been no financing agreements entered into during the six months ending June 30, 2023.
During the three months ended June 30, 2023, we retired the mortgage notes payables related to Friendship Distribution Center, Aurora Distribution Center and 180 N Jefferson for a total of approximate $98,000.
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
We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted company leverage ratio. Our Company leverage ratio was 37% as of June 30, 2023.
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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as acquired in the current or prior year in the Properties section above in addition to Norfleet Distribution Center (sold in 2022), The Edge at Lafayette (sold in 2022) and Oak Grove Plaza (sold in 2022). Properties owned for the six months ended June 30, 2023 and 2022 are referred to as our comparable properties.
Results of Operations for the Three Months Ended June 30, 2023 and 2022
Revenues
The following chart sets forth revenues by reportable segment for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Revenues:
Rental revenue
Industrial	$26,140	$24,652	$1,488	6.0%
Office	11,850	11,007	843	7.7
Residential	27,630	25,864	1,766	6.8
Retail	11,525	11,949	(424)	(3.5)
Other	75	66	9	13.6
Comparable properties total	$77,220	$73,538	$3,682	5.0%
Recent acquisitions and sold properties	16,983	3,764	13,219	351
Total rental revenue	$94,203	$77,302	$16,901	21.9%

Other revenue
Industrial	$1,807	$27	$1,780	6,593%
Office	380	468	(88)	(18.8)
Residential	1,415	1,305	110	8.4
Retail	556	196	360	183.7
Other	513	590	(77)	(13.1)
Comparable properties total	$4,671	$2,586	$2,085	80.6%
Recent acquisitions and sold properties	819	(97)	916	(944.3)
Total other revenue	$5,490	$2,489	$3,001	120.6%

Interest on mortgage note receivable	$216	$—	$216	100%

Total revenues	$99,909	$79,791	$20,118	25.2%
Rental revenues at comparable properties increased $3,682 for the three months ended June 30, 2023 as compared to the same period in 2022. The increases within our residential and industrial segments was primarily related to an increase in rental rates and occupancy at various properties during the three months ended June 30, 2023 as compared to the same period of 2022.

Decreases in our retail segment are primarily related to the timing in collections from tenants that experienced a decrease in operations in past years as well as a decrease in recovery revenue during the three months ended June 30, 2023.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $2,085 for the three months ended June 30, 2023 as compared to the same period in 2022 primarily related to an $1,800 lease restoration payment received from a former tenant at one of our industrial properties.
Interest on mortgage note receivable relates to interest income earned on mortgage notes originated by us. On May 26, 2023, we entered into a $27,000 interest only mortgage note receivable for three years at an interest rate of one month term SOFR plus 2.95%. We had no mortgage note receivables outstanding in 2022.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Operating expenses:
Real estate taxes
Industrial	$4,436	$4,143	$293	7.1%
Office	1,101	1,161	(60)	(5.2)
Residential	4,141	3,705	436	11.8
Retail	1,564	1,600	(36)	(2.3)
Other	111	68	43	63.2
Comparable properties total	$11,353	$10,677	$676	6.3%
Recent acquisitions and sold properties	2,415	636	1,779	280
Total real estate taxes	$13,768	$11,313	$2,455	21.7%

Property operating expenses
Industrial	$2,090	$1,959	$131	6.7%
Office	2,561	2,271	290	12.8
Residential	7,989	7,289	700	9.6
Retail	2,071	1,797	274	15.2
Other	195	183	12	6.6
Comparable properties total	$14,906	$13,499	$1,407	10.4%
Recent acquisitions and sold properties	2,664	500	2,164	433
Total property operating expenses	$17,570	$13,999	$3,571	25.5%
Total operating expenses	$31,338	$25,312	$6,026	23.8%
Real estate taxes at comparable properties increased by $676 for the three months ended June 30, 2023 as compared to the same period in 2022. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $1,407 for the three months ended June 30, 2023 as compared to the same period in 2022. The increases in the three months ended June 30, 2023 as compared to 2022 generally relate to higher repairs and maintenance projects, higher property management fees due to higher rental income, higher salary costs and higher utility costs in some markets.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Property general and administrative	$(492)	$(797)	$305	(38.3)%
Advisor fees	(11,099)	(17,180)	6,081	(35.4)
Company level expenses	(1,305)	(2,997)	1,692	(56.5)
Depreciation and amortization	(37,000)	(33,323)	(3,677)	11.0
Interest expense	(31,604)	(34,055)	2,451	(7.2)
Income from unconsolidated affiliates and fund investments	2,798	12,770	(9,972)	(78.1)
Investment income on marketable securities	519	293	226	77.1
Net realized loss upon sale of marketable securities	(198)	(183)	(15)	8.2
Net unrealized change in fair value of investment in marketable securities	259	(3,814)	4,073	(106.8)
Total revenues and expenses	$(78,122)	$(79,286)	$1,164	(1.5)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the three months ended June 30, 2023 as compared to the same period in 2022 primarily due to costs incurred in 2022 related to an unsuccessful acquisition.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $6,081 for the three months ended June 30, 2023 as compared to the same period in 2022 is related to a decrease in the accrual of performance fee in the amount of $8,484 that occurred in 2022, offset by an increase in fixed advisory fees of $1,695 primarily related to an increase in NAV.
Company level expenses relate mainly to our compliance and administration related costs. The decrease for the three months ended June 30, 2023 when compared to 2022 is primarily related to an approximately $2,000 tax provision recorded in 2022 related to taxes in our taxable REIT subsidiary related to the DST Program offset by an increase in professional fees of approximately $250.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $3,677 in depreciation and amortization expense for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily related to the acquisition of new properties during 2022 and 2023.
Interest expense decreased by $2,451 for the three months ended June 30, 2023 as compared to the same period in 2022 primarily as a result of $4,065 lower interest expense on the financial obligations related to the DST Program, which includes non-cash interest expense related to the properties deemed probable for repurchase. Offsetting that decrease was approximately $7,600 of increased interest expense from new mortgage notes payable placed on several properties and increased usage and interest rate of our Credit Facility in 2023. Also adding to the decrease in interest expense were unrealized gains on our interest rate swaps in the amount of $7,038 during the three months ended June 30, 2023 compared to unrealized gains of $1,118 during the same period of 2022.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio I. During the three months ended June 30, 2023, we recorded a $1,300 decrease in the fair value of our investment in Single-Family Rental Portfolio I. During the three months ended June 30, 2023, we recorded a $94 increase in the fair value of our investment in the NYC Retail Portfolio as compared to an $1,304 decrease in the fair value during the same period of 2022.

Investment income on marketable securities relate to dividends earned on our portfolio of publicly traded REIT securities. We earned $519 in investment income during the three months ended June 30, 2023. The increase over the same period of 2022 is primarily due to a larger investment balance during the three months ended June 30, 2023 as compared to the same period of 2022.
Net realized loss upon the sale of marketable securities relate to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $198 during the three months ended June 30, 2023.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We recorded an unrealized gain of $259 during the three months ended June 30, 2023.
Results of Operations for the Six Months Ended June 30, 2023 and 2022
Revenues
The following chart sets forth revenues by reportable segment, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Revenues:
Rental revenue
Residential	$54,840	$50,715	$4,125	8.1%
Industrial	51,718	49,499	2,219	4.5
Office	23,668	22,338	1,330	6.0
Retail	23,886	24,973	(1,087)	(4.4)
Other	148	127	21	16.5
Comparable properties total	$154,260	$147,652	$6,608	4.5%
Recent acquisitions and sold properties	32,545	4,605	27,940	606.7
Total rental revenue	$186,805	$152,257	$34,548	22.7%

Other revenue
Residential	$2,703	$2,493	$210	8.4%
Industrial	1,825	69	1,756	2,545
Office	709	762	(53)	(7.0)
Retail	683	268	415	154.9
Other	1,068	1,191	(123)	(10.3)
Comparable properties total	$6,988	$4,783	$2,205	46.1%
Recent acquisitions and sold properties	680	(78)	758	(971.8)
Total other revenue	$7,668	$4,705	$2,963	63.0%

Interest on mortgage note receivable	$216	$—	$216	100.0%

Total revenues	$194,689	$156,962	$37,727	24.0%
Rental revenue at comparable properties increased by $6,476 for the six months ended June 30, 2023 as compared to the same period in 2022. The increases within our residential, office and industrial segments was primarily related to an increase in rental rates and occupancy at various properties during the six months ended June 30, 2023 as compared to the same period of 2022. Decreases in our retail segment is primarily related to the timing of collections from tenants that experienced a decrease in operations in past years as well as a decrease in recovery revenue during the six months ended June 30, 2023.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $2,205 for the six months ended June 30, 2023 as compared to the same period in 2022 primarily related to an $1,800 lease restoration payment received from a former tenant at one of our industrial properties. The decrease in our other segment is related to a decrease in parking revenue at South Beach Parking Garage.

Interest on mortgage note receivable relates to interest income earned on mortgage notes originated by us. On May 26, 2023, we entered into a $27,000 interest only mortgage note receivable for three years at an interest rate of one month term SOFR plus 2.95%.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Operating expenses:
Real estate taxes
Residential	$8,344	$7,945	$399	5.0%
Industrial	9,267	8,250	1,017	12.3
Office	2,238	2,325	(87)	(3.7)
Retail	3,089	3,196	(107)	(3.3)
Other	190	182	8	4.4
Comparable properties total	$23,128	$21,898	$1,230	5.6%
Recent acquisitions and sold properties	4,227	726	3,501	482.2
Total real estate taxes	$27,355	$22,624	$4,731	20.9%

Property operating expenses
Residential	$15,604	$14,328	$1,276	8.9%
Industrial	4,185	4,313	(128)	(3.0)
Office	5,232	4,445	787	17.7
Retail	4,143	3,852	291	7.6
Other	405	391	14	3.6
Comparable properties total	$29,569	$27,329	$2,240	8.2%
Recent acquisitions and sold properties	5,214	673	4,541	674.7
Total property operating expenses	$34,783	$28,002	$6,781	24.2%
Total operating expenses	$62,138	$50,626	$11,512	22.7%
Real estate taxes at comparable properties increased by $1,230 for the six months ended June 30, 2023 as compared to the same period in 2022. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $2,240 during the six months ended June 30, 2023 compared to the same period of 2022. The increases generally relate to higher repairs and maintenance projects, increased property management fees due to higher rental income, higher salary costs and higher utility costs in some markets.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Property general and administrative	$(1,456)	$(1,494)	$38	(2.5)%
Advisor fees	(22,168)	(35,038)	12,870	(36.7)
Company level expenses	(3,223)	(4,071)	848	(20.8)
Depreciation and amortization	(73,898)	(66,297)	(7,601)	11.5
Interest expense	(125,665)	(51,907)	(73,758)	142.1
(Loss) gain from unconsolidated affiliates and fund investments	(11,876)	41,795	(53,671)	(128)
Investment income on marketable securities	1,042	597	445	75
Net realized loss upon sale of marketable securities	(530)	(104)	(426)	409.6
Net unrealized change in fair value of investment in marketable securities	1,483	(6,798)	8,281	(121.8)
Gain on disposition of property and extinguishment of debt, net	—	31,492	(31,492)	(100.0)
Total revenue and expenses	$(236,291)	$(91,825)	$(144,466)	157.3%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses remained relatively flat for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to due to costs incurred in 2022 related to an unsuccessful acquisition that were not recurring, offset by an increase in expenses related to the increase in the size of the number of properties owned.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $12,870 for the six months ended June 30, 2023 as compared to the same period of 2022 is primarily related to an decrease in performance fee accrued in 2022 of $14,935 offset by advisor fees related to increase in NAV.
Company level expenses relate mainly to our compliance and administration related costs. The decrease for the six months ended June 30, 2023 when compared to 2022 is primarily related to a $1,300 tax provision decrease primarily related to gains on sales of properties in our taxable REIT subsidiary related to the DST Program and is offset by increases in professional fee incurred in 2023 as compared to 2022.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense for the six months ended June 30, 2023 as compared to the same period in 2022 increased as additional expense from acquisitions offset by lower expenses related to property dispositions.
Interest expense increased by $73,758 for the six months ended June 30, 2023 as compared to the same period in 2022 primarily as a result of approximately $14,500 of increased interest expense from new mortgage notes payable placed on several properties and increased usage of our Credit Facility in 2022 as well as $61,193 increased interest expense on the financial obligations related to the DST Program, which includes non-cash interest expense related to the properties deemed probable for repurchase. Offsetting the increase were unrealized gains on our interest rate swaps in the amount of $4,941 during the six months ended June 30, 2023 compared to unrealized gains of $3,103 during the same period of 2021.
(Loss) gain from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio I. During the six months ended June 30, 2023, we recorded a $7,300 decrease in the fair value of our investment in Single-Family Rental Portfolio I. During the six months ended June 30, 2023, we recorded a $129 decrease in the fair value in the NYC Retail Portfolio as compared to a $143 decrease in the fair value during the same period of 2022.
Investment income on marketable securities relate to dividends earned on our portfolio of publicly traded REIT securities. We earned $1,042 on investment income during the six months ended June 30, 2023. The increase over the same period of 2022 is due to a larger average outstanding balance held during 2023 as compared to 2022.

Net realized loss upon the sale of marketable securities relate to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $530 during the six months ended June 30, 2023.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We recorded an unrealized gain of $1,483 during the six months ended June 30, 2023.
Gain on disposition of property and extinguishment of debt, net decreased by $31,492 during six months ended June 30, 2023 as compared to the same period of 2022. During the six months ended June 30, 2022 we disposed of Norfleet Distribution Center and The Edge at Lafayette.

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
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to JLL Income Property Trust, Inc. to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net (loss) income attributable to JLL Income Property Trust, Inc. Common Stockholders (1)	$(8,919)	$(24,072)	$(98,617)	$13,861
Real estate depreciation and amortization (1)	36,805	35,193	74,473	70,382
Loss (gain) on disposition of property and unrealized loss on investment in unconsolidated real estate affiliate (1)	1,122	(8,228)	6,825	(61,816)
Impairment of depreciable real estate (1)	—	—	10,911	—
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$29,008	$2,893	$(6,408)	$22,427
Weighted average shares outstanding, basic and diluted	242,444,409	226,026,683	242,653,306	219,104,242
NAREIT FFO per share, basic and diluted	$0.12	$0.01	$(0.03)	$0.10
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$29,008	$2,893	$(6,408)	$22,427
Straight-line rental income (1)	(434)	(1,702)	(2,121)	(3,390)
Amortization of above- and below-market leases (1)	(1,086)	(777)	(2,153)	(1,595)
Amortization of net discount on assumed debt (1)	(167)	(372)	(338)	(705)
Gain on derivative instruments and extinguishment or modification of debt (1)	(7,168)	(1,878)	(4,547)	(6,340)
Adjustment for investments accounted for under the fair value option (2)	2,263	1,169	4,886	2,600
Net unrealized change in fair value of investment in marketable securities (1)	(241)	3,695	(1,412)	6,581
Performance fees	—	6,248	—	14,455
Acquisition expenses (1)	—	178	—	213
Adjustment for DST Properties (3)	7,870	16,058	70,151	16,534
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$30,045	$25,512	$58,058	$50,780
Weighted average shares outstanding, basic and diluted	242,444,409	226,026,683	242,653,306	219,104,242
AFFO per share, basic and diluted	$0.12	$0.11	$0.24	$0.23
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio and Single-Family Rental Portfolio I.
(3)    Adjustments to reflect the AFFO attributable to the Company for DST Properties, including non-cash interest expense related to the FMV Option.

NAV as of June 30, 2023
The following table provides a breakdown of the major components of our NAV as of June 30, 2023:

	June 30, 2023
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$2,369,364	$562,375	$101,664	$2,022,823	$63,865	$5,120,091
Debt	(952,109)	(225,986)	(40,853)	(812,854)	(25,664)	(2,057,466)
Other assets and liabilities, net	75,918	18,020	3,258	64,815	2,047	164,058
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,493,173	$354,409	$64,069	$1,274,784	$40,248	$3,226,683
Number of outstanding shares	112,127,466	26,575,695	4,799,030	95,621,549	3,023,025
NAV per share	$13.32	$13.34	$13.35	$13.33	$13.31
________
(1)The value of our real estate investments was greater than the historical cost by 3.5% as of June 30, 2023.
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
The decrease in NAV per share from December 31, 2022 to June 30, 2023, was related to a net decrease of 4.1% in the value of our portfolio. Property operations for the six months ended June 30, 2023 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of June 30, 2023:

	Healthcare	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.3%	4.9%	6.0%	4.9%	5.6%	6.5%	5.0%
Discount rate/internal rate of return (IRR)	6.6	6.5	7.2	6.7	6.8	8.0	6.7
Annual market rent growth rate	3.0	3.2	2.7	3.2	2.9	3.0	3.1
Holding period (years)	10.0	10.0	10.0	10.0	10.0	20.4	10.1
________
(1)    Other includes Chicago and South Beach parking garages.. South Beach Parking Garage is subject to a ground lease and the appraisal incorporates discounted cash flows over its remaining lease term and therefore does not utilize an exit capitalization rate.
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		June 30, 2023	December 31, 2022
Discount Rate - weighted average	0.25% increase	(1.8)%	(1.8)%
Exit Capitalization Rate - weighted average	0.25% increase	(3.0)	(3.0)
Annual market rent growth rate - weighted average	0.25% decrease	(1.4)	(1.4)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $110,469 and $136,611 lower than the carrying values at June 30, 2023 and December 31, 2022, respectively. The NAV per share would have increased by $0.41 and by $0.56 per share at June 30, 2023 and December 31, 2022, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of June 30, 2023 and December 31, 2022 were $184,852 and $185,557, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

June 30, 2023
Stockholders' equity under GAAP	$1,979,575
Adjustments:
Accrued dealer manager fees (1)	184,852
Organization and offering costs (2)	382
Unrealized real estate appreciation (3)	527,799
Accumulated depreciation, amortization and other (4)	534,075
NAV	$3,226,683
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Credit Facility
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Proceeds from our private offering
•	Other company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures	•	Sales of beneficial interests in the DST Program
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change
Net cash provided by operating activities	$42,716	$8,651	$34,065
Net cash used in investing activities	(142,984)	(333,678)	190,694
Net cash provided by financing activities	108,272	349,761	(241,489)
Net cash provided by operating activities increased by $34,065 for the six months ended June 30, 2023 as compared to the same period in 2022. The increase in cash from operating activities is primarily due to the decrease in payments of the performance fee in the amount of $29,742 during the three months ended March 31, 2022 as compared to the same period in 2023.
Net cash used in investing activities decreased by $190,694 for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily related to decreases in acquisitions offset by a decrease in proceeds from sales of properties during the six months ended June 30, 2023 as compared to the same period in 2022.
Net cash provided by financing activities decreased by $241,489 for the six months ended June 30, 2023 as compared to the same period in 2022. The change is primarily related to a decrease in net capital raised of $327,885. Offsetting this decrease is $100,587 of higher net proceeds from mortgage note payables and net draws on our Credit Facility during the six months ended June 30, 2023 as compared to the same period in 2022.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at June 30, 2023 and December 31, 2022:

	Consolidated Debt
	June 30, 2023		December 31, 2022
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,509,727	3.71%	$1,362,214	3.38%
Variable	461,400	6.53	581,400	5.81
Total	$1,971,127	4.37%	$1,943,614	4.11%
Covenants
At June 30, 2023, we were in compliance with all debt covenants.
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
Sources of Distributions
The following table summarizes our distributions paid over the six months ended June 30, 2023 and 2022:

	For the Six Months ending June 30,
	2023	2022
Distributions:
Paid in cash	$23,097	$20,101
Reinvested in shares	40,727	36,143
Total distributions	63,824	56,244
Source of distributions:
Cash flow from operating activities	42,716	8,651
Cash flow from investing activities	—	47,593
Cash flow from financing activities	21,108	—
Total sources of distributions	$63,824	$56,244

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of June 30, 2023, we had consolidated debt of $1,971,127. Including the $17,821 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $1,953,306 at June 30, 2023. We also entered into interest rate derivative agreements on $400,000 of debt, which cap the SOFR rates at between 1.4% and 4.3%. A 0.25% movement in the interest rate on the $461,400 of variable-rate debt would have resulted in a $1,154 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2023, the fair value of our consolidated debt was estimated to be $115,634 lower than the carrying value of $1,971,127. If treasury rates were 0.25% higher as of June 30, 2023, the fair value of our consolidated debt would have been $138,795 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended June 30, 2023, we repurchased 5,955,261 shares of common stock under the share repurchase plan, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2023	2,195,707	$13.75	2,195,707	—
May 1 - May 31, 2023	1,982,891	13.64	1,982,891	—
June 1 - June 30, 2023	1,776,663	13.46	1,776,663	—
Total	5,955,261	$13.63	5,955,261	—
________
(1)     Repurchases are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended June 30, 2023.

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

JLL INCOME PROPERTY TRUST, INC.

Date:	August 14, 2023	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer and Director

JLL INCOME PROPERTY TRUST, INC.

Date:	August 14, 2023	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer