Form 10-Q
period 2023-09-30
JLL Income Property Trust, Inc.
filed 2023-11-09
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding on November 9, 2023 were 108,682,225 shares of Class A common stock, 26,620,082 shares of Class M common stock, 4,456,553 shares of Class A-I common stock, 93,639,455 shares of Class M-I common stock and 2,794,367 shares of Class D common stock.

JLL Income Property Trust, Inc.

Item 1. Financial Statements.
JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share and share amounts

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Investments in real estate:
Land (including from VIEs of $76,725 and $70,527, respectively)	$732,211	$725,078
Buildings and equipment (including from VIEs of $261,528 and $236,265, respectively)	3,785,124	3,728,507
Less accumulated depreciation (including from VIEs of $(33,906) and $(28,622), respectively)	(399,862)	(335,216)
Net property and equipment	4,117,473	4,118,369
Investment in unconsolidated real estate affiliates	182,115	202,203
Real estate fund investments	341,330	346,171
Investments in real estate and other assets held for sale	51,020	—
Net investments in real estate	4,691,938	4,666,743
Investment in marketable securities	42,013	44,182
Mortgage notes receivable	43,364	—
Cash and cash equivalents (including from VIEs of $12,378 and $10,720, respectively)	65,460	70,940
Restricted cash (including from VIEs of $2,445 and $1,082, respectively)	27,729	32,628
Tenant accounts receivable, net (including from VIEs of $1,091 and $1,724, respectively)	6,090	8,656
Deferred expenses, net (including from VIEs of $1,505 and $1,234, respectively)	15,756	15,867
Acquired intangible assets, net (including from VIEs of $4,831 and $8,372, respectively)	234,613	256,515
Deferred rent receivable, net (including from VIEs of $1,615 and $1,539, respectively)	37,554	33,567
Prepaid expenses and other assets (including from VIEs of $5,035 and $6,383, respectively)	42,816	25,120
TOTAL ASSETS	$5,207,333	$5,154,218
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $116,170 and $116,852, respectively)	$1,886,563	$1,924,527
Liabilities held for sale	30,479	—
Accounts payable and other liabilities (including from VIEs of $4,168 and $3,806, respectively)	46,607	49,747
Financing obligation	816,865	726,375
Accrued offering costs	186,623	187,742
Accrued interest (including from VIEs of $499 and $526, respectively)	2,522	6,057
Accrued real estate taxes (including from VIEs of $2,493 and $591, respectively)	26,455	10,396
Advisor fees payable	3,653	10,820
Acquired intangible liabilities, net (including from VIEs of $324 and $417, respectively)	42,933	43,407
TOTAL LIABILITIES	3,042,700	2,959,071
Commitments and contingencies	—	—
Redeemable noncontrolling interests	14,571	12,387
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 110,667,176 and 113,645,166 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,107	1,136
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 26,709,746 and 26,170,260 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	267	262
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 4,619,452 and 4,950,208 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	46	50
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 95,469,042 and 95,803,409 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	955	958
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 2,794,367 and 3,023,025 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	28	30
Additional paid-in capital (net of offering costs of $354,092 and $337,559 as of September 30, 2023 and December 31, 2022, respectively)	2,831,883	2,799,539
Distributions to stockholders	(786,565)	(691,090)
Accumulated deficit	(125,276)	(14,788)
Total JLL Income Property Trust, Inc. stockholders’ equity	1,922,445	2,096,097
Noncontrolling interests	227,617	86,663
Total equity	2,150,062	2,182,760
TOTAL LIABILITIES AND EQUITY	$5,207,333	$5,154,218
The abbreviation “VIEs” above means consolidated Variable Interest Entities.
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenues:
Rental revenue	$96,295	$84,298	$283,100	$236,555
Other revenue	3,255	2,485	10,923	7,190
Interest on mortgage notes receivable	593	—	809	—
Total revenues	100,143	86,783	294,832	243,745
Operating expenses:
Real estate taxes	14,181	11,500	41,536	34,124
Property operating expenses	19,150	16,066	53,933	44,066
Property general and administrative	737	558	2,193	2,052
Advisor fees	11,245	16,405	33,413	51,443
Company level expenses	1,582	2,742	4,805	6,813
Depreciation and amortization	37,236	34,608	111,134	100,905
Total operating expenses	84,131	81,879	247,014	239,403

Other income (expenses):
Interest expense	(27,979)	(18,436)	(153,644)	(70,343)
Income (loss) from unconsolidated real estate affiliates and fund investments	2,627	(9,145)	(9,249)	32,650
Investment income from marketable securities	575	513	1,617	1,110
Net realized (loss) gain upon sale of marketable securities	(250)	26	(780)	(78)
Net unrealized change in fair value of investment in marketable securities	(4,259)	(4,249)	(2,776)	(11,047)
(Loss) gain on disposition of property and extinguishment of debt, net	—	(120)	—	31,372
Total other income and (expenses)	(29,286)	(31,411)	(164,832)	(16,336)
Net loss	(13,274)	(26,507)	(117,014)	(11,994)
Less: Net loss attributable to the noncontrolling interests	1,403	965	6,526	315
Net loss attributable to JLL Income Property Trust, Inc.	$(11,871)	$(25,542)	$(110,488)	$(11,679)
Net loss attributable to JLL Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.05)	(0.11)	(0.46)	(0.05)
Class M	(0.05)	(0.11)	(0.46)	(0.06)
Class A-I	(0.05)	(0.11)	(0.46)	(0.06)
Class M-I	(0.05)	(0.11)	(0.46)	(0.05)
Class D	(0.05)	(0.11)	(0.46)	(0.05)
Weighted average common stock outstanding-basic and diluted	241,282,587	236,605,250	242,191,379	225,002,017

See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except share and per share amounts (Unaudited)

	Common Stock		Additional Paid In Capital	Distributions to Stockholders	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, July 1, 2022	231,471,024	$2,314	$2,633,749	$(630,207)	$43,590	$69,544	$2,118,990
Issuance and conversion of common stock	16,640,707	167	248,940	—	—	—	249,107
Repurchase of shares	(5,236,843)	(51)	(78,027)	—	—	—	(78,078)
Offering costs	—	—	(22,960)	—	—	—	(22,960)
Stock based compensation	4,424	—	66	—	—	—	66
Net loss ($22 income allocated to redeemable noncontrolling interests)	—	—	—	—	(25,542)	(943)	(26,485)
Adjustments to noncontrolling interests	—	—	13,137	—	—	(13,137)	—
Cash contributions from noncontrolling interests	—	—	—	—	—	—	—
Issuance of OP units	—	—	—	—	—	38,200	38,200
Repurchase of OP Units	—	—	—	—	—	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(1,335)	(1,335)
Allocation to redeemable noncontrolling interests	—	—	—	—	(1,189)	—	(1,189)
Distributions declared per share ($0.140)	—	—	—	(30,365)	—	—	(30,365)
Balance, September 30, 2022	242,879,312	$2,430	$2,794,905	$(660,572)	$16,859	$92,329	$2,245,951
Balance, January 1, 2022	206,042,836	$2,061	$2,313,815	$(573,963)	$34,398	$67,805	$1,844,116
Issuance and conversion of common stock	46,832,153	468	683,313	—	—	—	683,781
Repurchase of shares	(10,022,459)	(99)	(145,714)	—	—	—	(145,813)
Offering costs	—	—	(62,955)	—	—	—	(62,955)
Stock based compensation	26,782	—	396	—	—	—	396
Net loss ($12 income allocated to redeemable noncontrolling interests)	—	—	—	—	(11,679)	(303)	(11,982)
Adjustment of noncontrolling interests	—	—	6,050	—	—	(6,050)	—
Issuance of OP units	—	—	—	—	—	38,200	38,200
Cash distributed to noncontrolling interests	—	—	—	—	—	(3,401)	(3,401)
Allocation to redeemable noncontrolling interests	—	—	—	—	(5,860)	(3,922)	(9,782)
Distributions declared per share ($0.420)	—	—	—	(86,609)	—	—	(86,609)
Balance, September 30, 2022	242,879,312	$2,430	$2,794,905	$(660,572)	$16,859	$92,329	$2,245,951
Balance, July 1, 2023	242,146,765	$2,421	$2,845,473	$(754,914)	$(113,405)	$205,547	$2,185,122
Issuance of common stock	4,343,709	42	57,557	—	—	—	57,599
Repurchase of shares	(6,230,691)	(60)	(82,644)	—	—	—	(82,704)
Offering costs	—	—	(4,997)	—	—	—	(4,997)
Net loss ($2 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(11,871)	(1,401)	(13,272)
Issuance of OP units	—	—	—	—	—	46,079	46,079
Repurchase of OP units	—	—	—	—	—	(2,362)	(2,362)
Adjustments of noncontrolling interests	—	—	16,548	—	—	(16,548)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(3,698)	(3,698)
Allocation to redeemable noncontrolling interests	—	—	(54)	—	—	—	(54)
Distributions declared per share ($0.145)	—	—	—	(31,651)	—	—	(31,651)
Balance, September 30, 2023	240,259,783	$2,403	$2,831,883	$(786,565)	$(125,276)	$227,617	$2,150,062
Balance, January 1, 2023	243,592,068	$2,436	$2,799,539	$(691,090)	$(14,788)	$86,663	$2,182,760
Issuance of common stock	14,815,677	148	203,212	—	—	—	203,360
Repurchase of shares	(18,173,307)	(181)	(248,658)	—	—	—	(248,839)
Offering costs	—	—	(16,533)	—	—	—	(16,533)
Stock based compensation	25,345	—	350	—	—	—	350
Net loss ($46 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(110,488)	(6,480)	(116,968)
Issuance of OP units	—	—	—	—	—	253,600	253,600
Repurchase of OP units	—	—	—	—	—	(2,362)	(2,362)
Adjustments of noncontrolling interests	—	—	94,921	—	—	(94,921)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(8,883)	(8,883)
Allocation to redeemable noncontrolling interests	—	—	(948)	—	—	—	(948)
Distributions declared per share ($0.435)	—	—	—	(95,475)	—	—	(95,475)
Balance, September 30, 2023	240,259,783	$2,403	$2,831,883	$(786,565)	$(125,276)	$227,617	$2,150,062
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands (Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(117,014)	$(11,994)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	110,238	100,030
Gain on disposition of property and extinguishment of debt	—	(31,372)
Net realized loss upon sale of marketable securities	780	78
Net unrealized (gain) loss in fair value of marketable securities	2,776	11,047
Straight line rent	(3,987)	(5,199)
Loss (income) from unconsolidated real estate affiliates and fund investments	9,249	(32,650)
Distributions from unconsolidated real estate affiliates and fund investments	16,004	16,002
Non-cash interest expense related to the DST Program	73,077	35,095
Performance fee	(6,969)	(36,711)
Net changes in assets, liabilities and other	3,313	(2,943)
Net cash provided by operating activities	87,467	41,383
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(110,002)	(761,015)
Proceeds from sale of real estate investments and fixed assets	—	74,602
Capital improvements and lease commissions	(26,519)	(18,661)
Investment in unconsolidated real estate affiliates	(324)	(138)
Deposits for investments under contract	—	(2,000)
Investment in marketable securities	(19,892)	(25,637)
Proceeds from sale of marketable securities	18,505	14,403
Investment in mortgage notes receivable	(43,178)	—
Net cash used in investing activities	(181,410)	(718,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	405,739	811,273
Repurchase of shares	(248,839)	(145,813)
Offering costs	(17,576)	(14,321)
Distributions to stockholders	(34,557)	(30,767)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(10,951)	(3,556)
Contributions received from noncontrolling interests	41	38,200
Draws on credit facility	250,000	325,000
Payment on credit facility	(155,000)	(375,000)
Proceeds from mortgage notes and other debt payable	23,900	95,800
Debt issuance costs	(563)	(6,111)
Payment on early extinguishment of debt	—	(91)
Principal payments on mortgage notes and other debt payable	(128,558)	(14,553)
Net cash provided by financing activities	83,636	680,061
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,307)	2,998
Cash, cash equivalents and restricted cash at the beginning of the period	103,568	121,482
Cash, cash equivalents and restricted cash at the end of the period	$93,261	$124,480
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows
Cash and cash equivalents	$65,460	$79,144
Restricted cash	27,729	45,336
Restricted cash included in assets held for sale	72	—
Cash, cash equivalents and restricted cash at the end of the period	$93,261	$124,480
Supplemental disclosure of cash flow information:
Interest paid	$94,128	$40,616
Non-cash activities:
Write-offs of receivables	$317	$107
Write-offs of retired assets and liabilities	17,346	21,053
Change in liability for capital expenditures	1,819	(100)
Net liabilities transferred at disposition of real estate investment	—	396
Net liabilities assumed at acquisition	189	2,390
Change in issuance of common stock receivable and redemption of common stock payable	(546)	769
Change in accrued offering costs	(1,043)	48,634
Assumption of mortgage notes payables	—	(54,910)
Investments in real estate exchanged for beneficial interests in DST Properties	253,443	—
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
JLL Income Property Trust, Inc., is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of industrial, office, residential, retail and other properties located in the United States. Over time, our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and may be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of September 30, 2023, we owned interests in a total of 137 properties and over 4,400 single-family rental houses located in 27 states.
We own all or substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold all or substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his property may transfer the property to our operating partnership in exchange for limited partnership interests in our operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of September 30, 2023, we have raised aggregate proceeds from the issuance of OP Units in our operating partnership of $335,892, and owned directly or indirectly 89.3% of the OP Units of our operating partnership. The remaining 10.7% of the OP Units are held by third parties.
From our inception to September 30, 2023, we have received approximately $5,683,080 in gross offering proceeds from various public and private offerings of shares of our common stock. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC").
On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, was declared effective by the SEC. As of September 30, 2023, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $1,028,500. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") of up to $350,000 in shares of our Class D common stock with an indefinite duration (the "Private Offering"). As of September 30, 2023, we have raised aggregate gross proceeds of $98,188 from our Private Offering. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”) and on November 8, 2022, our board of directors approved an increase to raise up to a total of $2,000,000 in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of September 30, 2023, we have raised approximately $1,067,000 from our DST Program.
As of September 30, 2023, 110,667,176 shares of Class A common stock, 26,709,746 shares of Class M common stock, 4,619,452 shares of Class A-I common stock, 95,469,042 shares of Class M-I common stock, and 2,794,367 shares of Class D common stock were outstanding and held in aggregate by a total of 24,469 stockholders.
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
LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of September 30, 2023, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of $33,036.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of September 30, 2023, our VIEs included The District at Howell Mill, Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of equity in our VIEs and our operating partnership. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of September 30, 2023, noncontrolling interests represented the minority members’ proportionate share of the equity of The District at Howell Mill, a consolidated joint venture, and our operating partnership.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interest are recorded as an allocation of retained earnings or additional paid in capital on our Consolidated Statements of Equity. During the six months ended June 30, 2022, we recorded an allocation from noncontrolling interests to redeemable noncontrolling interests in the amount of $3,922. We have redeemable noncontrolling interest that relate to Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II as of September 30, 2023. As of September 30, 2023, $14,571 related to these third party joint ventures was included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $3,040 is immediately puttable by the holder of the noncontrolling interest.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its joint venture partners.
The carrying amount of our noncontrolling interests reflected in equity are as follows:

	September 30, 2023	December 31, 2022
Interests in the partnership equity of the operating partnership	$223,797	$82,635
Noncontrolling interest in consolidated joint ventures	3,820	4,028
Total noncontrolling interests reflected in equity	$227,617	$86,663

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
The interim financial data as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. At September 30, 2023, our restricted cash balance on our Consolidated Balance Sheets was primarily related to common stock subscriptions received in advance of the issuance of the common stock and loan escrow amounts.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at September 30, 2023 and December 31, 2022 was $12,062 and $10,113, respectively.
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
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $148,025 and $123,725 at September 30, 2023 and December 31, 2022, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $19,767 and $15,566 at September 30, 2023 and December 31, 2022, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option fall within Level 3 of the hierarchy. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the nine months ending September 30, 2023, we recorded a net decrease in fair value classified within the Level 3 category of $4,841 and during the nine months ended September 30, 2022 we recorded a net increase in fair value classified within the Level 3 category of $17,350, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio I (as defined below) (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments). During the nine months ending September 30, 2023, we recorded impairment charges in our unconsolidated investment in Pioneer Tower within the Level 3 category totaling $14,476 utilizing a capitalization rate of 6.75% and a discount rate of 8.0% to reflect our investment at its estimated fair value.
We have estimated the fair value of our mortgage notes and other debt payable reflected on our Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was $183,278 and $139,690 lower than the aggregate carrying amounts at September 30, 2023 and December 31, 2022, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our mortgage notes payable.
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
As of September 30, 2023, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	5	300,000
Interest Rate Collars	2	300,000
The fair value of our interest rate derivatives represent assets of $16,347 and $5,106 at September 30, 2023 and December 31, 2022, respectively.
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
Ground Lease
As of September 30, 2023, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,034 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,241.
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
In August, 2023, the FASB issued ASU No. 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60), which contains new accounting guidance for a joint venture formation. The guidance addresses current diversity in practice by specifying how to account for net assets contributed to a joint venture. Specifically, in the formation of a joint venture, the partners will be required to measure the contributed identifiable net assets at fair value on the formation date. The effective date will be for joint ventures formed on or after January 1, 2025. We do not anticipate this guidance having a material impact to our operations.
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

	As of September 30, 2022
	Previously Reported	Adjustment	Corrected
Noncontrolling interests	$127,355	$(35,026)	$92,329
Additional paid in capital	2,759,879	35,026	2,794,905

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the industrial, office, residential, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
Acquisitions
Through the nine months ending September 30, 2023, we acquired 86 single family homes in the Single-Family Rental Portfolio II for approximately $30,040. The acquisitions were funded with cash on hand.
On April 20, 2023, we acquired Louisville Logistics Center, a 1,043,000 square foot industrial property located in Shepherdsville, Kentucky for approximately $81,500. The acquisition was funded with cash on hand and a draw on our Revolving Credit Facility (as defined below).
We allocated the purchase price for our 2023 acquisitions in accordance with authoritative guidance as follows:

2023 Acquisitions
Land	$14,093
Building and equipment	84,870
In-place lease intangible (acquired intangible assets)	15,394
Below-market lease intangible (acquired intangible liabilities)	(4,053)
$110,304
Amortization period for intangible assets and liabilities	0 - 113 months
Dispositions
There have been no dispositions during the nine months ended September 30, 2023.
Held for Sale
On September 27, 2023, Presley Uptown was classified as held for sale. We expect the sale to occur in the fourth quarter resulting in an approximate gain of $14,000. As of September 30, 2023, our investment in real estate and other assets and liabilities held for sale was comprised of:

September 30, 2023
Land	$7,402
Building and equipment, net	43,480
Other assets, net	138
Total assets	$51,020

Mortgage notes and other debt payable, net	$29,859
Other liabilities	620
Total liabilities	$30,479
NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate, which are classified as unconsolidated real estate affiliates under GAAP. The residential sector includes apartment properties and single-family rental homes.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates as of September 30, 2023 and December 31, 2022.

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	September 30, 2023	December 31, 2022
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$13,159	$13,449
Pioneer Tower	Office	Portland, OR	June 28, 2016	70,000	88,000
The Tremont	Residential	Burlington, MA	July 19, 2018	21,233	21,211
The Huntington	Residential	Burlington, MA	July 19, 2018	9,531	10,019
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,585	30,449
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	37,607	39,075
Total				$182,115	$202,203
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	September 30, 2023	December 31, 2022
Net investments in real estate	$392,707	$399,107
Acquired intangible assets, net	8,191	8,334
Other assets	14,002	14,661
Total assets	$414,900	$422,102

Mortgage notes and other debt payable	$178,697	$180,278
Acquired intangible liabilities, net	1,412	1,733
Other liabilities	4,352	3,518
Total liabilities	184,461	185,529
Members’ equity	230,439	236,573
Total liabilities and members' equity	$414,900	$422,102
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Total revenues	$9,235	$9,302	$27,895	$27,128
Total operating expenses	6,358	6,271	18,916	20,328
Operating income	$2,877	$3,031	$8,979	$6,800
Total other expenses (income)	1,620	(895)	4,538	(2,223)
Net income	$1,257	$3,926	$4,441	$9,023
Company Equity in Income of Unconsolidated Real Estate Affiliates - Equity Method Investments

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net income of unconsolidated real estate affiliates	$1,257	$3,926	$4,441	$9,023
Other members’ share of net income	(226)	(709)	(754)	(1,618)
Impairment of investments in unconsolidated real estate affiliates	(3,062)	—	(14,476)	—
Company equity in (loss) income of unconsolidated real estate affiliates	$(2,031)	$3,217	$(10,789)	$7,405

Real Estate Fund Investments
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of September 30, 2023, the NYC Retail Portfolio owned eight retail properties totaling approximately 1,940,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. We have no unfunded commitments. Our investment in the NYC Retail Portfolio is presented on our Consolidated Balance Sheets within real estate fund investments. Changes in the fair value of our investment as well as cash distributions received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments. As of September 30, 2023 and December 31, 2022, the carrying amount of our investment in the NYC Retail Portfolio was $74,376 and $75,417, respectively. During the three and nine months ended September 30, 2023, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $1,171 and $1,041, respectively, and received no cash distributions. During the three and nine months ended September 30, 2022, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $7,944 and decrease of $8,088 respectively, and received no cash distributions.
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
At acquisition we made the election to account for our interest in the Single-Family Rental Portfolio I under the fair value option. As of September 30, 2023 and December 31, 2022, the carrying amount of our investment in the Single-Family Rental Portfolio I was $266,954 and $270,754, respectively. During the three and nine months ended September 30, 2023, we recorded an increase in fair value of of $3,500 and a decrease of $3,800. During the three and nine months ended September 30, 2023, we received distributions of income totaling $2,329 and $6,381. During the three and nine months ended September 30, 2022, we recorded a decrease in fair value of $7,117 and an increase of $25,438, respectively. During the three and nine months ended September 30, 2022, we received distributions of income totaling $2,700 and $7,895, respectively. These cash distributions of income increased income from unconsolidated real estate affiliates and fund investments.
Summarized Combined Balance Sheets—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment

	September 30, 2023	December 31, 2022
Investment in real estate	$1,621,460	$1,646,374
Cash	26,692	21,703
Other assets	57,576	52,190
Total assets	$1,705,728	$1,720,267

Total liabilities	843,488	834,237
Partners' capital	862,240	886,030
Total liabilities and partners' capital	$1,705,728	$1,720,267

Summarized Statement of Operations—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Total revenue	$23,090	$20,583	$67,919	$61,859

Net investment income	9,254	7,123	27,248	23,443
Net change in unrealized (loss) gain on real estate fund investments	(72,987)	(51,125)	(37,288)	39,676
Net (loss) income	$(63,733)	$(44,002)	$(10,040)	$63,119
NOTE 5—MORTGAGE NOTES RECEIVABLE
Mortgage notes receivable, including related accrued interest receivable, consists of mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes receivable are initially recorded at the amount advanced to the borrower less allowance for credit loss, if applicable. As of September 30, 2023, no allowance for credit loss has been recorded. Interest income is recognized monthly and includes the stated interest less the amortization of any financing costs. Mortgage note receivables that we enter into may include commitments to fund incremental amounts to our borrowers after the initial closing.
On May 26, 2023, we originated a $27,000, interest only mortgage note receivable with a three year term at an interest rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.95%. As of September 30, 2023, $400 of the mortgage note remains unfunded and will be funded once requested by the borrower. The mortgage note receivable is secured by an 60+ active adult multifamily apartment property located near Austin, Texas.
On September 22, 2023, we originated a $27,000, interest only mortgage note receivable with a three year term at an interest rate of one month term SOFR plus 3.25%. As of September 30, 2023, $10,422 of the mortgage note remains unfunded and will be funded once requested by the borrower. The mortgage note receivable is secured by a neighborhood of 104 townhomes located near Charlotte, North Carolina.
NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2042 and consist of the following:

Mortgage notes and other debt payable	Maturity Date	Interest Rate	Amount payable as of
			September 30, 2023	December 31, 2022
Mortgage notes payable (1) (2) (3) (4)	September 1, 2024 - August 1, 2042	1.76% - 6.87%	$1,183,956	$1,318,614
Credit facility
Revolving Credit Facility	April 28, 2025	6.77%	320,000	225,000
Term loan	April 28, 2027	4.88%	400,000	400,000
TOTAL			$1,903,956	$1,943,614
Net debt discount on assumed debt and debt issuance costs			(17,393)	(19,087)
Mortgage notes and other debt payable, net			$1,886,563	$1,924,527

Presley Uptown (5)			$29,859	$—
Mortgage notes and other debt payable of held for sale property			$29,859	$—

________
(1)    On June 1, 2023, we repaid the mortgage note payable related to Aurora Distribution Center in the amount of $13,034.
(2)    On June 28, 2023, we repaid the mortgage note payable related to Friendship Distribution Center in the amount of $40,000.
(3)     On June 30, 2023, we repaid the mortgage note payable related to 180 North Jefferson in the amount of $45,000.
(4)    On September 22, 2023, we refinanced the mortgage note payable related to Grand Lakes Marketplace in the amount of $23,900.
(5)    The property associated with this mortgage note payable was classified as held for sale as of September 30, 2023.

Aggregate future principal payments of mortgage notes and other debt payable as of September 30, 2023 are as follows:

Year	Amount
2023	$2,205
2024	17,653
2025	513,473
2026	309,240
2027	447,860
Thereafter	613,525
Total	$1,903,956
Credit Facility
On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the “Credit Facility”) with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving credit facility (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month term SOFR plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.30% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility is April 28, 2025 and the Term Loan is April 28, 2027. The Credit Facility contains two, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.35% and Adjusted Term SOFR plus 1.30% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.0%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of September 30, 2023, we believe no material adverse effects had occurred.
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
At September 30, 2023, we had $320,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.35% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.30%. We entered into swap and collar agreements for $600,000 of the Credit Facility to fix the floating rate SOFR at 3.82% (all in rate of 5.22% to 5.27% at September 30, 2023). The interest rate swap and collar agreements mature on April 28, 2027.
Covenants
At September 30, 2023, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized, and presented net of mortgage notes and other debt payable, and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at September 30, 2023 and December 31, 2022 was $13,212 and $11,032, respectively.

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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the nine months ended September 30, 2023 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total
Balance, December 31, 2022	113,645,166	26,170,260	4,950,208	95,803,409	3,023,025	243,592,068
Issuance of common stock	5,337,850	1,522,941	102,548	7,878,140	—	14,841,479
Repurchase of common stock	(8,089,133)	(891,258)	(433,334)	(8,530,924)	(228,658)	(18,173,307)
Share conversions	(226,707)	(92,197)	30	318,417	—	(457)
Balance, September 30, 2023	110,667,176	26,709,746	4,619,452	95,469,042	2,794,367	240,259,783
Stock Issuances
The stock issuances for our classes of common stock, including those issued through our distribution reinvestment plan, for the nine months ended September 30, 2023 were as follows:

	Nine Months Ended September 30, 2023
	# of shares	Amount
Class A Shares	5,337,850	$73,514
Class M Shares	1,522,941	20,844
Class A-I Shares	102,548	1,377
Class M-I Shares	7,878,140	107,975
Total		$203,710

Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the nine months ended September 30, 2023, we satisfied 100% of repurchase requests we received and repurchased 18,173,307 shares of common stock in the amount of $248,839. During the nine months ended September 30, 2022, we satisfied 100% of repurchase requests we received and repurchased 10,022,459 shares of common stock in the amount of $145,813.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock and OP Unit holders of any class of OP Units may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the nine months ended September 30, 2023, we issued 4,545,315 shares of common stock for $60,918 under the distribution reinvestment plan. For the nine months ended September 30, 2022, we issued 3,787,076 shares of common stock for $55,842 under the distribution reinvestment plan.
Operating Partnership Units
Our operating partnership will issue OP Units to DST investors upon exercising its fair market value purchase option in exchange for their beneficial interests in such DST Properties, which are recorded as financing obligations (see Note 8-DST Program). Our operating partnership may also issue OP Units in connection with certain acquisitions from third parties. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. During the three and nine months ended September 30, 2023, we issued a total of 3,484,286 and 18,748,709 OP Units with a value of $46,079 and $253,600, respectively. During the three and nine months ended September 30, 2022, we issued a total of 2,575,832 OP Units with a value of $38,200.
Earnings Per Share
We compute net income per share for Class A, Class M, Class A-I, Class M-I and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 10-Related Party Transactions), which may impact the net income of each class of common stock differently. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock.
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

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended September 30, 2023
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net loss per share before performance fee	$(5,474)	$(1,308)	$(231)	$(4,710)	$(148)
Allocation of performance fee	—	—	—	—	—
Total	$(5,474)	$(1,308)	$(231)	$(4,710)	$(148)
Weighted average number of common shares outstanding	111,250,306	26,587,227	4,695,051	95,741,890	3,008,113
Basic and diluted net loss per share:	$(0.05)	$(0.05)	$(0.05)	$(0.05)	$(0.05)

	Nine Months Ended September 30, 2023
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$(51,230)	$(12,083)	$(2,196)	$(43,602)	$(1,377)
Allocation of performance fee	—	—	—	—	—
Total	$(51,230)	$(12,083)	$(2,196)	$(43,602)	$(1,377)
Weighted average number of common shares outstanding	112,295,684	26,485,862	4,814,579	95,577,254	3,018,000
Basic and diluted net loss per share:	$(0.46)	$(0.46)	$(0.46)	$(0.46)	$(0.46)

	Three Months Ended September 30, 2022
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss per share before performance fee	$(9,669)	$(2,170)	$(515)	$(7,964)	$(370)
Allocation of performance fee	2,017	501	117	1,946	85
Total	$(11,686)	$(2,671)	$(632)	$(9,910)	$(455)
Weighted average number of common shares outstanding	110,582,768	24,823,195	5,891,345	91,080,115	4,227,827
Basic and diluted net gain per share:	$(0.11)	$(0.11)	$(0.11)	$(0.11)	$(0.11)

	Nine Months ended September 30, 2022
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$3,834	$1,032	$256	$2,788	$200
Allocation of performance fee	8,620	2,652	645	6,714	493
Total	$(4,786)	$(1,620)	$(389)	$(3,926)	$(293)
Weighted average number of common shares outstanding	106,347,069	28,640,272	7,112,283	77,348,035	5,554,359
Basic and diluted net income per share:	$(0.05)	$(0.06)	$(0.06)	$(0.05)	$(0.05)
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until December 21, 2021, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of September 30, 2023 and December 31, 2022, LaSalle had paid $2,264 and $2,185, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on our Consolidated Balance Sheets.
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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by our operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on our Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST totaling $288 are accounted for as deferred loan costs and are netted against the financing obligation as of September 30, 2023.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for as interest expense. For the three and nine months ended September 30, 2023, we recorded interest expense related to the master lease in the amounts of $8,962 and $27,761, respectively. For the three and nine months ended September 30, 2022, we recorded interest expense related to the master lease in the amounts of $5,492 and $13,885, respectively. We will record non-cash interest expense over the expected period until exercising of the fair market value purchase option for properties that have increased in fair value. We will recognize non-cash interest income at exercise of the fair market value purchase option for properties that have decreased in fair value. We incurred non-cash interest expense of $6,501 and $100,456 for the three and nine months ended September 30, 2023, respectively, and non-cash interest income of $1,348 and $6,169 for the three and nine months ended September 30, 2023, respectively. We incurred non-cash interest expense of $69 and $15,283 for the three and nine months ended September 30, 2022, respectively.
For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on our Consolidated Statements of Operations and Comprehensive Income. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the specific DST and are considered operating cash flows and could fluctuate over time.
As of September 30, 2023, we have sold $1,067,000 in interests related to the DST Program. As of September 30, 2023, the following properties are included in our DST Program:

The Penfield	9101 Stony Point Drive	Suwanee Distribution Center
Montecito Marketplace	Reserve at Venice	West Phoenix Distribution Center
Whitestown Distribution Center	Duke Medical Center	6300 Dumbarton Circle
Louisville Airport Distribution Center	Silverstone Marketplace	6500 Kaiser Drive
The Preserve at the Meadows	South Reno Medical Center	Louisville Logistics Center
The Rockwell	Sugar Land Medical Plaza

NOTE 9—OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at September 30, 2023 are as follows:

Year	Amount
2023	$89,859
2024	246,961
2025	189,104
2026	154,973
2027	128,120
Thereafter	509,273
Total	$1,318,290
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three and nine months ended September 30, 2023, no tenants accounted for greater than 10% of minimum base rents.
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
Fixed advisory fees for the three and nine months ended September 30, 2023 was $11,245 and $33,413, respectively. The fixed advisory fees for the three and nine months ended September 30, 2022 was $11,551 and $31,654, respectively. There were no performance fees for the three and nine months ended September 30, 2023. Performance fees for the three and nine months ended September 30, 2022 were $4,854 and $19,789, respectively. Included in Advisor fees payable at September 30, 2023 was $3,653 of fixed advisory fee expense. Included in Advisor fees payable for the year ended December 31, 2022 was $3,851 of fixed advisory fee expense and $6,969 of performance fee expenses.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of our Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and nine months ended September 30, 2023, we paid JLL Americas $711 and $1,528, respectively, for property management and leasing services. For the three and nine months ended September 30, 2022, we paid JLL Americas $435 and $1,422, respectively, for property management and leasing services. During the three and nine months ended September 30, 2023, there were $108 mortgage brokerage fees paid to JLL Americas. During the three and nine months ended September 30, 2022, there were no mortgage brokerage fees paid to JLL Americas.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and nine months ended September 30, 2023, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,519 and $10,540, respectively. For the three and nine months ended September 30, 2022, we paid Dealer Manager selling commissions and dealer manager fees totaling $4,244 and $12,106, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs, at September 30, 2023 and December 31, 2022, were $184,359 and $185,557 of future dealer manager fees payable, respectively.
As of September 30, 2023 and December 31, 2022, we owed $2,264 and $2,185, respectively, for organization and offering costs paid by LaSalle (see Note 7-Common Stock and OP Units). These costs are included in accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the three and nine months ended September 30, 2023, the taxable REIT subsidiary paid $2,154 and $7,200, respectively, to the Dealer Manager. For the three and nine months ended September 30, 2022, the taxable REIT subsidiary paid $2,680 and $5,033, respectively,to the Dealer Manager. In addition, the Dealer Manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total equity of each outstanding unit of beneficial interest for such day, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit or 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with our operating partnership's fair market value purchase option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share or 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the three and nine months ended September 30, 2023, the DSTs paid $511 and $1,545, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program. For the three and nine months ended September 30, 2022, the DSTs paid $402 and $1,031, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST pays the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the three and nine months ended September 30, 2023, the DSTs paid $317 and $963, respectively, in management fees to our Advisor in connection with the DST Program. For the three and nine months ended September 30, 2022, the DSTs paid $254 and $656, respectively, in management fees to our Advisor in connection with the DST Program.
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
NOTE 12—SEGMENT REPORTING
We have five reportable operating segments: industrial, office, residential, retail and other properties. Consistent with how our chief operating decision makers evaluate performance and manage our properties, the financial information summarized below is presented by operating segment and reconciled to net income for the three and nine months ended September 30, 2023 and 2022.

	Industrial	Office	Residential	Retail	Other	Total
Assets as of September 30, 2023	$1,641,691	$623,707	$1,576,708	$595,613	$64,238	$4,501,957
Assets as of December 31, 2022	1,586,416	640,066	1,623,069	612,640	20,543	4,482,734

Three Months Ended September 30, 2023

Capital expenditures by segment	$2,595	$1,122	$4,589	$1,528	$—	$9,834

Revenues:
Rental revenue	$32,146	$15,722	$34,874	$13,386	$167	$96,295
Other revenue	30	477	2,015	201	532	3,255
Interest on mortgage note receivable	—	—	—	—	593	593
Total revenues	$32,176	$16,199	$36,889	$13,587	$1,292	$100,143
Operating expenses:
Real estate taxes	$5,503	$1,438	$5,458	$1,676	$106	$14,181
Property operating expenses	2,869	3,525	10,137	2,429	190	19,150
Total segment operating expenses	$8,372	$4,963	$15,595	$4,105	$296	$33,331

Reconciliation to net income

Property general and administrative						737
Advisor fees						11,245
Company level expenses						1,582
Depreciation and amortization						37,236
Total operating expenses						$84,131
Other income and (expenses):
Interest expense						$(27,979)
Income from unconsolidated real estate affiliates and fund investments						2,627
Investment income from marketable securities						575
Net realized loss upon sale of marketable securities						(250)
Net unrealized change in fair value of investment in marketable securities						(4,259)
Total other income and (expenses)						$(29,286)
Net loss						$(13,274)

Reconciliation to total consolidated assets as of September 30, 2023
Assets per reportable segments						$4,501,957
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						705,376
Total consolidated assets						$5,207,333

Reconciliation to total consolidated assets as of December 31, 2022
Assets per reportable segments						$4,482,734
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						671,484
Total consolidated assets						$5,154,218

	Industrial	Office	Residential	Retail	Other	Total
Three Months Ended September 30, 2022

Capital expenditures by segment	$3,568	$781	$2,341	$1,424	$—	$8,114

Revenues:
Rental revenue	$26,213	$12,998	$29,825	$15,151	$111	$84,298
Other revenue	19	315	1,535	111	505	2,485
Total revenues	$26,232	$13,313	$31,360	$15,262	$616	$86,783
Operating expenses:
Real estate taxes	$3,859	$1,242	$4,615	$1,677	$107	$11,500
Property operating expenses	2,133	2,800	8,595	2,340	198	16,066
Total segment operating expenses	$5,992	$4,042	$13,210	$4,017	$305	$27,566

Reconciliation to net income
Property general and administrative						558
Advisor fees						16,405
Company level expenses						2,742
Depreciation and amortization						34,608
Total operating expenses						$81,879
Other income and (expenses):
Interest expense						$(18,436)
Income from unconsolidated real estate affiliates and fund investment						(9,145)
Investment income from marketable securities						513
Net realized gain upon sale of marketable securities						26
Net unrealized change in fair value of investment in marketable securities						(4,249)
Loss from disposition of property and extinguishment of debt, net						(120)
Total other income and (expenses)						$(31,411)
Net loss						$(26,507)

	Industrial	Office	Residential	Retail	Other	Total
Nine Months Ended September 30, 2023

Capital expenditures by segment	$5,485	$2,446	$11,432	$5,338	$—	$24,701

Revenues:
Rental revenue	$93,321	$47,320	$102,934	$39,210	$315	$283,100
Other revenue	1,873	1,191	5,375	885	1,599	10,923
Interest on mortgage note receivable	—	—	—	—	809	809
Total revenues	$95,194	$48,511	$108,309	$40,095	$2,723	$294,832
Operating expenses:
Real estate taxes	$16,324	$4,494	$15,441	$4,981	$296	$41,536
Property operating expenses	7,334	10,217	28,912	6,875	595	53,933
Total segment operating expenses	$23,658	$14,711	$44,353	$11,856	$891	$95,469

Reconciliation to net income
Property general and administrative						2,193
Advisor fees						33,413
Company level expenses						4,805
Depreciation and amortization						111,134
Total operating expenses						$247,014
Other income and (expenses):
Interest expense						$(153,644)
Income from unconsolidated real estate affiliates and fund investments						(9,249)
Investment income on marketable securities						1,617
Net realized loss upon sale of marketable securities						(780)
Net unrealized change in fair value of investment in marketable securities						(2,776)
Total other income and (expenses)						$(164,832)
Net loss						$(117,014)

	Industrial	Office	Residential	Retail	Other	Total
Nine Months Ended September 30, 2022

Capital expenditures by segment	$6,719	$3,758	$5,169	$3,105	$11	$18,762

Revenues:
Rental revenue	$76,561	$35,542	$82,759	$41,456	$237	$236,555
Other revenue	87	1,077	3,956	374	1,696	7,190
Total revenues	$76,648	$36,619	$86,715	$41,830	$1,933	$243,745
Operating expenses:
Real estate taxes	$12,212	$3,567	$13,018	$5,038	$289	$34,124
Property operating expenses	6,330	7,252	23,549	6,345	590	44,066
Total segment operating expenses	$18,542	$10,819	$36,567	$11,383	$879	$78,190

Reconciliation to net income
Property general and administrative						2,052
Advisor fees						51,443
Company level expenses						6,813
Depreciation and amortization						100,905
Total operating expenses						$239,403
Other income and (expenses):
Interest expense						$(70,343)
Loss from unconsolidated real estate affiliates and fund investments						32,650
Investment income on marketable securities						1,110
Net realized loss upon sale of marketable securities						(78)
Net unrealized change in fair value of investment in marketable securities						(11,047)
Gain on disposition of property and extinguishment of debt, net						31,372
Total other income and (expenses)						$(16,336)
Net loss						$(11,994)
NOTE 13—INVESTMENT IN MARKETABLE SECURITIES
The following is a summary of our investment in marketable securities held as of September 30, 2023 and December 31, 2022, which consisted entirely of stock of publicly traded REITs.

	September 30, 2023	December 31, 2022
Investment in marketable securities - cost	$51,422	$50,815
Unrealized gains	127	716
Unrealized losses	(9,536)	(7,349)
Net unrealized loss	(9,409)	(6,633)
Investment in marketable securities - fair value	$42,013	$44,182
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares purchased first are sold first. During the nine months ended September 30, 2023, marketable securities sold generated proceeds of $18,505, resulting in realized gains of $663, and realized losses of $1,443. During the nine months ended September 30, 2022, marketable securities sold generated proceeds of $14,403, resulting in realized gains of and $492, and realized losses of $570.

NOTE 14—SUBSEQUENT EVENTS
On October 6, 2023, our operating partnership exercised its fair market value purchase option to acquire Montecito Marketplace and issued 5,159,663 OP Units to the DST investors for approximately $67,000 in exchange for their beneficial interest in such DST property.
On November 7, 2023, our board of directors approved a gross dividend for the third quarter of 2023 of $0.145 per share and OP unit to stockholders and OP Unit holders of record as of December 22, 2023. The dividend will be paid on or around December 28, 2023. Class A, Class M, Class A-I, Class M-I and Class D stockholders and OP Unit holders will receive $0.145 per share, less applicable class-specific fees, if any.
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

Estimated Percent of Fair Value as of September 30, 2023:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2023 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.

Properties
Properties owned at September 30, 2023, including DST Properties, are as follows:

					Percentage Leased as of September 30, 2023
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	—
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 E 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	100

					Percentage Leased as of September 30, 2023
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frey Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6635 West Frye Road	Chandler, AZ	June 8, 2022	100	105,000	100
6575 West Frye Road	Chandler, AZ	June 8, 2022	100	140,000	100
Louisville Airport Distribution Center	Louisville, KY	June 24, 2021	100	284,000	100
237 Via Vera Cruz (1)	San Marcos, CA	July 2, 2021	95	66,000	100
13500 Danielson Street (1)	Poway, CA	July 2, 2021	95	73,000	100
4211 Starboard Drive (1)	Fremont, CA	July 9, 2021	95	130,000	100
5 National Way	Durham, NC	September 28, 2021	100	188,000	100
47 National Way	Durham, NC	September 28, 2021	100	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	October 20, 2021	100	126,000	100
4630 Distribution Pkwy	Buford, GA	October 20, 2021	100	149,000	100
4646 Distribution Pkwy	Buford, GA	October 20, 2021	100	102,000	100
4651 Distribution Pkwy	Buford, GA	October 20, 2021	100	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	October 28, 2021	100	320,000	100
2055 Sanyo Avenue	San Diego, CA	October 28, 2021	100	209,000	91
2065 Sanyo Avenue	San Diego, CA	October 28, 2021	100	136,000	100
1755 Britannia Drive	Elgin, IL	November 16, 2021	100	80,000	100
2451 Bath Road	Elgin, IL	November 16, 2021	100	327,000	100
687 Conestoga Parkway	Shepardsville, KY	November 17, 2021	100	327,000	100
2840 Loker Avenue (1)	Carlsbad, CA	November 30, 2021	95	104,000	100
15890 Bernardo Center Drive (1)	San Diego, CA	November 30, 2021	95	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	April 8, 2022	100	459,000	100
West Phoenix Distribution Center	Glendale, AZ	September 30, 2022	100	1,200,000	100
Puget Sound Distribution Center	Lacey, WA	October 6, 2022	100	142,000	100
Louisville Logistics Center	Shepherdsville, KY	April 20, 2023	100	1,043,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	100
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	95
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	95
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	97
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	71
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
9101 Stony Point Drive	Richmond, VA	September 15, 2021	100	87,000	100
North Tampa Surgery Center	Odessa, FL	October 8, 2021	100	13,000	100
Duke Medical Center	Durham, NC	December 23, 2021	100	60,000	98
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	December 23, 2021	100	11,000	100
1203 SW 7 Highway	Blue Springs, MO	December 23, 2021	100	10,000	100
Roeland Park Medical Office	Roeland Park, KS	December 28, 2021	100	30,000	100
South Reno Medical Center	Reno, NV	December 28, 2021	100	32,000	100

					Percentage Leased as of September 30, 2023
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Sugar Land Medical Plaza	Sugar Land, TX	December 30, 2021	100	37,000	100
Cedar Medical Center	Flagstaff, AZ	April 29, 2022	100	26,000	100
North Boston Medical Center	Haverhill, MA	June 28, 2022	100	30,000	100
North Charlotte Medical Center	Stanley, NC	June 28, 2022	100	25,000	100
Grand Rapids Medical Center	Wyoming, MI	July 21, 2022	100	25,000	100
Glendale Medical Center	Los Angeles, CA	July 29, 2022	100	20,000	100
6300 Dumbarton Circle	Fremont, CA	September 15, 2022	100	44,000	100
6500 Kaiser Drive	Fremont, CA	September 15, 2022	100	88,000	100
Greater Sacramento Medical Center	Rancho Cordova, CA	September 16, 2022	100	18,000	100
Residential Segment:
Townlake of Coppell	Coppell, TX	May 22, 2015	100%	351,000	97%
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	100
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	97
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	96
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	94
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	97
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	97
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	94
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	95
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	96
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	96
Presley Uptown	Charlotte, NC	September 30, 2019	100	190,000	96
Princeton North Andover	North Andover, MA	May 3, 2021	100	204,000	98
The Preserve at the Meadows	Fort Collins, CO	August 23, 2021	100	208,000	94
The Rockwell	Berlin, MA	August 31, 2021	100	233,000	95
Miramont Apartments	Fort Collins, CO	September 29, 2021	100	212,000	99
Pinecone Apartments	Fort Collins, CO	September 29, 2021	100	176,000	96
Reserve at Venice	North Venice, FL	December 17, 2021	100	268,000	89
Woodside Trumbull	Trumbull, CT	December 21, 2021	100	207,000	96
Jefferson Lake Howell	Casselberry, FL	March 30, 2022	100	374,000	96
Oak Street Lofts	Tigard, OR	July 15, 2022	100	162,000	94
Molly Brook on Belmont	North Haledon, NJ	September 27, 2022	100	177,000	96
Single-Family Rental Portfolio II (1)	Various	Various	95	633,000	93
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	96%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	98
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	99
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	100
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	89
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	86
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	92
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	98
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	100
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	100
Patterson Place	Durham, NC	May 31, 2022	100	25,000	82

					Percentage Leased as of September 30, 2023
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Silverado Square	Las Vegas, NV	June 1, 2022	100	48,000	98
Woodlawn Point	Marietta, GA	June 30, 2022	100	98,000	99
Other Segment: (2)
South Beach Parking Garage (3)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (4)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (5)(6)	NY/NJ	December 8, 2015	14	1,938,000	81
Pioneer Tower (7)	Portland, OR	June 28, 2016	100	296,000	60
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	98
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	97
Siena Suwanee Town Center (8)	Suwanee, GA	December 15, 2020	100	226,000	95
Single-Family Rental Portfolio I (6)(9)	Various	August 5, 2021	47	7,207,000	94
Kingston at McLean Crossing (1)	McLean, VA	December 3, 2021	80	223,000	92
________
(1)We own a majority interest in the joint venture that owns a fee simple interest in this property.
(2)Other segment also includes Mortgage Notes Receivable.
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
(8)We own a condominium interest in the project that contains a 240-unit residentail property.
(9)We own an approximate 47% interest in a portfolio of over 4,000 single-family rental homes located in various cities across the United States.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of September 30, 2023:

	Number of Properties / Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (2)
Industrial	61	14,481,000	61%	98%	$6.44
Office	24	1,527,000	6	97	33.11
Residential	23	5,800,000	24	95	25.68
Retail	14	1,887,000	8	96	21.78
Other	1	130,000	1	N/A	N/A
Total	123	23,825,000	100%	97%	$14.06
________
(1)Residential includes over 300 single-family rental homes in the Single-Family Rental Portfolio II.
(2)Amount calculated as in-place minimum base rent for all occupied space at September 30, 2023 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of September 30, 2023, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $12.94 for our consolidated properties.

Recent Events and Outlook
Property Valuations
Property valuations across our portfolio were slightly negative being driven by capital markets due to further increasing capitalization and discount rates during the three months ending September 30, 2023.
Credit Facility
On April 28, 2022, we entered into our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. We are in compliance with our debt covenants as of September 30, 2023. We expect to maintain compliance with our debt covenants.
Liquidity
At September 30, 2023, we had in excess of $65,000 in total cash on hand, $42,000 in marketable securities and $280,000 of capacity under our Credit Facility. Looking at the remainder of 2023, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares and fund quarterly distributions.
Share Repurchase Plan
During the third quarter of 2023, we satisfied 100% of repurchase requests totaling $82,704 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $161,344. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the fourth quarter of 2023 is $157,302.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio and our approximate 47% investment in the Single-Family Rental Portfolio I using the fair value option. During the quarter ended September 30, 2023, we recorded an unrealized fair value loss of $1,171 and an unrealized fair value gain of $3,500 related to our investments in the NYC Retail Portfolio and the Single-Family Rental Portfolio I, respectively. Our interest rate swaps resulted in an unrealized fair value gain of $6,300 during the quarter. We utilize our interest rate swaps to fix interest rates on variable rate debt we plan to hold to maturity.
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
Capital Raised and Use of Proceeds
As of September 30, 2023, we have raised gross proceeds of over $5,180,000 from our public and private offerings since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $5,566,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $714,000 and repurchase shares of our common stock for approximately $1,409,000.

Property Acquisitions
During the nine months ending September 30, 2023, we acquired 86 single family homes in the Single-Family Rental Portfolio II for approximately $30,040. The acquisitions were funded with cash on hand.
On April 20, 2023, we acquired Louisville Logistics Center, a 1,043,000 square foot industrial property located in Shepherdsville, Kentucky for approximately $81,500. The acquisition was funded with cash on hand and a draw on our Revolving Credit Facility.
Mortgage Originations
On May 26, 2023, we originated a $27,000, interest only mortgage note receivable for three years at an interest rate of one month term SOFR plus 2.95%. The mortgage note receivable is secured by an 60+ active adult multifamily apartment property located near Austin, Texas.
On September 22, 2023, we originated a $27,000, interest only mortgage note receivable for three years at an interest rate of one month term SOFR plus 3.25%. The mortgage note receivable is secured by a neighborhood of 104 townhomes located near Charlotte, North Carolina.
Property Dispositions
There have been no dispositions during the quarter ending September 30, 2023.
Held for Sale
On September 27, 2023, Presley Uptown was classified as held for sale.
Financing
On September 22, 2023, we refinanced the mortgage note payable related to Grand Lakes Marketplace in the amount of $23,900. The new loan is interest only bearing interest at a fixed rate of 6.12% and a maturity date of October 5, 2028.
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
We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted company leverage ratio. Our Company leverage ratio was 37% as of September 30, 2023.
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
Properties acquired or sold during any of the periods presented are presented within the recent acquisitions and sold properties line. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as acquired in the current or prior year in the Properties section above in addition to Norfleet Distribution Center (sold in 2022), The Edge at Lafayette (sold in 2022) and Oak Grove Plaza (sold in 2022). Properties owned for the nine months ended September 30, 2023 and 2022 are referred to as our comparable properties.
Results of Operations for the Three Months Ended September 30, 2023 and 2022
Revenues
The following chart sets forth revenues by reportable segment for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Revenues:
Rental revenue
Industrial	$26,132	$24,793	$1,339	5.4%
Office	11,739	11,386	353	3.1
Residential	27,985	26,713	1,272	4.8
Retail	12,088	13,161	(1,073)	(8.2)
Other	167	111	56	50.5
Comparable properties total	$78,111	$76,164	$1,947	2.6%
Recent acquisitions and sold properties	18,184	8,134	10,050	123.6
Total rental revenue	$96,295	$84,298	$11,997	14.2%

Other revenue
Industrial	$42	$19	$23	121.1%
Office	477	315	162	51.4
Residential	1,513	1,484	29	2.0
Retail	168	103	65	63.1
Other	532	505	27	5.3
Comparable properties total	$2,732	$2,426	$306	12.6%
Recent acquisitions and sold properties	523	59	464	786.4
Total other revenue	$3,255	$2,485	$770	31.0%

Interest on mortgage notes receivable	$593	$—	$593	100.0%

Total revenues	$100,143	$86,783	$13,360	15.4%
Rental revenues at comparable properties increased $1,947 for the three months ended September 30, 2023 as compared to the same period in 2022. The increases within our residential and industrial segments was primarily related to an increase in rental rates and occupancy at various properties during the three months ended September 30, 2023 as compared to the same period of 2022 as well as due to an increase in recovery revenue related to increases in real estate taxes and property operating expenses. Decreases in our retail segment are primarily related to the timing in collections from tenants that experienced a decrease in operations in past years as well as a decrease in recovery revenue during the three months ended September 30, 2023.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $306 for the three months ended September 30, 2023 as compared to the same period in 2022 primarily related to an $129 lease termination fee revenue received at Genesee Plaza.
Interest on mortgage note receivable relates to interest income earned on mortgage notes originated by us. On September 22, 2023, we entered into our second mortgage note payable, a $27,000, interest only mortgage note receivable with a three year term at an interest rate of one month term SOFR plus 3.25%. We had no mortgage note receivables outstanding in 2022.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Operating expenses:
Real estate taxes
Industrial	$4,560	$3,730	$830	22.3%
Office	1,058	1,147	(89)	(7.8)
Residential	4,099	4,103	(4)	(0.1)
Retail	1,567	1,492	75	5.0
Other	106	107	(1)	(0.9)
Comparable properties total	$11,390	$10,579	$811	7.7%
Recent acquisitions and sold properties	2,791	921	1,870	203
Total real estate taxes	$14,181	$11,500	$2,681	23.3%

Property operating expenses
Industrial	$2,445	$2,132	$313	14.7%
Office	2,703	2,627	76	2.9
Residential	8,217	7,689	528	6.9
Retail	2,246	2,103	143	6.8
Other	190	198	(8)	(4.0)
Comparable properties total	$15,801	$14,749	$1,052	7.1%
Recent acquisitions and sold properties	3,349	1,317	2,032	154
Total property operating expenses	$19,150	$16,066	$3,084	19.2%
Total operating expenses	$33,331	$27,566	$5,765	20.9%
Real estate taxes at comparable properties increased by $811 for the three months ended September 30, 2023 as compared to the same period in 2022. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased $1,052 for the three months ended September 30, 2023 as compared to the same period in 2022. The increases in the three months ended September 30, 2023 as compared to 2022 generally relate to higher repairs and maintenance projects, higher property management fees due to higher rental income, higher salary costs and higher utility costs in some markets.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Property general and administrative	$(737)	$(558)	$(179)	32.1%
Advisor fees	(11,245)	(16,405)	5,160	(31.5)
Company level expenses	(1,582)	(2,742)	1,160	(42.3)
Depreciation and amortization	(37,236)	(34,608)	(2,628)	7.6
Interest expense	(27,979)	(18,436)	(9,543)	51.8
Income from unconsolidated affiliates and fund investments	2,627	(9,145)	11,772	(128.7)
Investment income on marketable securities	575	513	62	12.1
Net realized loss upon sale of marketable securities	(250)	26	(276)	(1,061.5)
Net unrealized change in fair value of investment in marketable securities	(4,259)	(4,249)	(10)	0.2
Gain on disposition of property and extinguishment of debt, net	—	(120)	120	(100.0)
Total revenues and expenses	$(80,086)	$(85,724)	$5,638	(6.6)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased during the three months ended September 30, 2023 as compared to the same period in 2022 primarily due to an increase in property level legal expenses.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which is primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and in such years our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $5,160 for the three months ended September 30, 2023 as compared to the same period in 2022 is related to a decrease in the accrual of performance fee in the amount of $4,854 that occurred in 2022, in addition to a decrease in fixed advisory fees of $306 primarily related to a decrease in NAV.
Company level expenses relate mainly to our compliance and administration related costs. The decrease for the three months ended September 30, 2023 when compared to 2022 is primarily related to an approximately $500 tax provision decrease primarily related to gains on sales of properties in our taxable REIT subsidiary related to the DST Program.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $2,628 in depreciation and amortization expense for the three months ended September 30, 2023 as compared to the same period in 2022 was related to the acquisition of new properties during 2022 and 2023.
Interest expense increased by $9,543 for the three months ended September 30, 2023 as compared to the same period in 2022 primarily as a result of $4,863 higher interest expense on the financial obligations related to the DST Program, which includes non-cash interest expense on properties deemed probable for repurchase. Additionally there was approximately $6,084 of increased interest expense from new mortgage notes payable, increased usage and interest rate of our Credit Facility in 2023 and higher overall interest rates. Offsetting the increase in interest expense were unrealized gains on our interest rate swaps in the amount of $6,300 during the three months ended September 30, 2023 compared to unrealized gains of $5,080 during the same period of 2022.
Income from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio I. During the three months ended September 30, 2023, we recorded a $3,500 increase in the fair value of our investment in Single-Family Rental Portfolio I as compared to an $7,117 decrease in the fair value during the same period of 2022. During the three months ended September 30, 2023, we recorded a $1,171 decrease in the fair value of our investment in the NYC Retail Portfolio as compared to an $7,944 decrease in the fair value during the same period of 2022. Additionally, during the three months ended September 30, 2023, we recorded an impairment charge related to our investment in Pioneer Tower in the amount of $3,062 as the carrying value of the investment exceeded its estimated fair value.

Investment income on marketable securities relate to dividends earned on our portfolio of publicly traded REIT securities. We earned $575 in investment income during the three months ended September 30, 2023. The increase over the same period of 2022 is primarily due to a larger investment balance during the three months ended September 30, 2023 as compared to the same period of 2022.
Net realized loss upon the sale of marketable securities relate to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $250 during the three months ended September 30, 2023.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We recorded an unrealized loss of $4,259 during the three months ended September 30, 2023.
Results of Operations for the Nine Months Ended September 30, 2023 and 2022
Revenues
The following chart sets forth revenues by reportable segment, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Revenues:
Rental revenue
Residential	$82,825	$77,428	$5,397	7.0%
Industrial	77,850	74,292	3,558	4.8
Office	35,408	33,724	1,684	5.0
Retail	35,973	38,134	(2,161)	(5.7)
Other	315	237	78	32.9
Comparable properties total	$232,371	$223,815	$8,556	3.8%
Recent acquisitions and sold properties	50,729	12,740	37,989	298.2
Total rental revenue	$283,100	$236,555	$46,545	19.7%

Other revenue
Residential	$4,216	$3,977	$239	6.0%
Industrial	1,867	87	1,780	2,046
Office	1,186	1,077	109	10.1
Retail	851	371	480	129.4
Other	1,599	1,696	(97)	(5.7)
Comparable properties total	$9,719	$7,208	$2,511	34.8%
Recent acquisitions and sold properties	1,204	(18)	1,222	(6,788.9)
Total other revenue	$10,923	$7,190	$3,733	51.9%

Interest on mortgage notes receivable	$809	$—	$809	100.0%

Total revenues	$294,832	$243,745	$51,087	21.0%
Rental revenue at comparable properties increased by $8,556 for the nine months ended September 30, 2023 as compared to the same period in 2022. The increases within our residential, office and industrial segments was primarily related to an increase in rental rates and occupancy at various properties during the nine months ended September 30, 2023 as compared to the same period of 2022. Decreases in our retail segment is primarily related to the timing of collections from tenants that experienced a decrease in operations in past years as well as a decrease in recovery revenue during the nine months ended September 30, 2023.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $2,511 for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily related to an $1,800 lease restoration payment received from a former tenant at one of our industrial properties. The decrease in our other segment is related to a decrease in parking revenue at South Beach Parking Garage.

Interest on mortgage note receivable relates to interest income earned on mortgage notes originated by us. On September 22, 2023, we entered into our second mortgage note payable, a $27,000, interest only mortgage note receivable with a three year term at an interest rate of one month term SOFR plus 3.25%. We had no mortgage note receivables outstanding in 2022.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Operating expenses:
Real estate taxes
Industrial	$13,826	$11,981	$1,845	15.4%
Office	3,295	3,472	(177)	(5.1)
Residential	12,442	12,048	394	3.3
Retail	4,656	4,688	(32)	(0.7)
Other	296	289	7	2.4
Comparable properties total	$34,515	$32,478	$2,037	6.3%
Recent acquisitions and sold properties	7,021	1,646	5,375	326.5
Total real estate taxes	$41,536	$34,124	$7,412	21.7%

Property operating expenses
Industrial	$6,631	$6,445	$186	2.9%
Office	7,936	7,072	864	12.2
Residential	23,821	22,017	1,804	8.2
Retail	6,389	5,955	434	7.3
Other	595	590	5	0.8
Comparable properties total	$45,372	$42,079	$3,293	7.8%
Recent acquisitions and sold properties	8,561	1,987	6,574	330.9
Total property operating expenses	$53,933	$44,066	$9,867	22.4%
Total operating expenses	$95,469	$78,190	$17,279	22.1%
Real estate taxes at comparable properties increased by $2,037 for the nine months ended September 30, 2023 as compared to the same period in 2022. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $3,293 during the nine months ended September 30, 2023 compared to the same period of 2022. The increases generally relate to higher repairs and maintenance projects, increased property management fees due to higher rental income, higher salary costs and higher utility costs in some markets.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Property general and administrative	$(2,193)	$(2,052)	$(141)	6.9%
Advisor fees	(33,413)	(51,443)	18,030	(35.0)
Company level expenses	(4,805)	(6,813)	2,008	(29.5)
Depreciation and amortization	(111,134)	(100,905)	(10,229)	10.1
Interest expense	(153,644)	(70,343)	(83,301)	118.4
(Loss) gain from unconsolidated affiliates and fund investments	(9,249)	32,650	(41,899)	(128)
Investment income on marketable securities	1,617	1,110	507	46
Net realized loss upon sale of marketable securities	(780)	(78)	(702)	900.0
Net unrealized change in fair value of investment in marketable securities	(2,776)	(11,047)	8,271	(74.9)
Gain on disposition of property and extinguishment of debt, net	—	31,372	(31,372)	(100.0)
Total revenue and expenses	$(316,377)	$(177,549)	$(138,828)	78.2%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses remained relatively flat for the nine months ended September 30, 2023 as compared to the same period in 2022.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $18,030 for the nine months ended September 30, 2023 as compared to the same period of 2022 is primarily related to a decrease in performance fee accrued in 2022 of $17,789 offset by an increase in advisor fees of $1,790 related to increase in NAV.
Company level expenses relate mainly to our compliance and administration related costs. The decrease for the nine months ended September 30, 2023 when compared to 2022 is primarily related to a $2,000 tax provision decrease primarily related to gains on sales of properties in our taxable REIT subsidiary related to the DST Program and is offset by increases in professional fee incurred in 2023 as compared to 2022.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily related to the acquisition of new properties during 2022 and 2023.
Interest expense increased by $83,301 for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily as a result of approximately $20,619 of increased interest expense from increased usage of our Credit Facility in 2022 and 2023 and higher overall interest rates. Also contributing to the increase in interest expenses was $66,056 of increased interest expense on the financial obligations related to the DST Program, which includes non-cash net interest expense related to the properties that were repurchased of $52,233. Offsetting the increase were unrealized gains on our interest rate swaps in the amount of $11,241 during the nine months ended September 30, 2023 compared to unrealized gains of $8,182 during the same period of 2022.
(Loss) gain from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio I. During the nine months ended September 30, 2023, we recorded a $3,800 decrease in the fair value of our investment in Single-Family Rental Portfolio I as compared to a $25,438 increase in the fair value during the same period of 2022. During the nine months ended September 30, 2023, we recorded a $1,041 decrease in the fair value in the NYC Retail Portfolio as compared to a $8,088 decrease in the fair value during the same period of 2022. Additionally, during the nine months ended September 30, 2023, we recorded an impairment charge related to our investment in Pioneer Tower in the amount of $14,476 as the carrying value of the investment exceeded its estimated fair value.
Investment income on marketable securities relate to dividends earned on our portfolio of publicly traded REIT securities.

We earned $1,617 on investment income during the nine months ended September 30, 2023. The increase over the same period of 2022 is due to a larger average outstanding balance held during 2023 as compared to 2022.
Net realized loss upon the sale of marketable securities relate to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $780 during the nine months ended September 30, 2023.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We recorded an unrealized gain of $2,776 during the nine months ended September 30, 2023.
Gain on disposition of property and extinguishment of debt, net decreased by $31,372 during nine months ended September 30, 2023 as compared to the same period of 2022. During the nine months ended September 30, 2022 we disposed of Norfleet Distribution Center and The Edge at Lafayette.

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
The following table presents a reconciliation of the most comparable GAAP amount of net income attributable to JLL Income Property Trust, Inc. to NAREIT FFO for the periods presented:

Reconciliation of GAAP net income to NAREIT FFO	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net loss attributable to JLL Income Property Trust, Inc. Common Stockholders (1)	$(11,871)	$(25,542)	$(110,488)	$(11,679)
Real estate depreciation and amortization (1)	35,640	35,668	110,113	106,050
Loss (gain) on disposition of property and unrealized loss on investment in unconsolidated real estate affiliate (1)	(2,087)	14,466	4,737	(47,351)
Impairment of depreciable real estate (1)	2,744	—	13,655	—
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$24,426	$24,592	$18,017	$47,020
Weighted average shares outstanding, basic and diluted	241,282,587	236,605,250	242,191,379	225,002,017
NAREIT FFO per share, basic and diluted	$0.10	$0.10	$0.07	$0.21
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$24,426	$24,592	$18,017	$47,020
Straight-line rental income (1)	(1,385)	(1,679)	(3,506)	(5,068)
Amortization of above- and below-market leases (1)	(1,066)	(1,045)	(3,219)	(2,640)
Amortization of net discount on assumed debt (1)	(161)	(330)	(499)	(1,036)
Gain on derivative instruments and extinguishment or modification of debt (1)	(5,541)	(6,614)	(10,088)	(12,954)
Adjustment for investments accounted for under the fair value option (2)	1,712	590	6,598	3,190
Net unrealized change in fair value of investment in marketable securities (1)	3,817	4,083	2,405	10,664
Performance fees	—	4,665	—	19,120
Acquisition expenses (1)	—	30	—	243
Adjustment for DST Properties (3)	5,052	890	75,204	17,424
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$26,854	$25,182	$84,912	$75,963
Weighted average shares outstanding, basic and diluted	241,282,587	236,605,250	242,191,379	225,002,017
AFFO per share, basic and diluted	$0.11	$0.11	$0.35	$0.34
________
(1)    Excludes amounts attributable to noncontrolling interests and includes our ownership share of both consolidated properties and unconsolidated real estate affiliates.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio and Single-Family Rental Portfolio I.
(3)    Adjustments to reflect the AFFO attributable to the Company for DST Properties, including non-cash interest expense related to the FMV Purchase Option.

NAV as of September 30, 2023
The following table provides a breakdown of the major components of our NAV as of September 30, 2023:

	September 30, 2023
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$2,350,703	$568,166	$98,373	$2,030,115	$59,340	$5,106,697
Debt	(942,672)	(227,844)	(39,449)	(814,111)	(23,796)	(2,047,872)
Other assets and liabilities, net	40,144	9,702	1,679	34,669	1,013	87,207
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,448,175	$350,024	$60,603	$1,250,673	$36,557	$3,146,032
Number of outstanding shares	110,667,176	26,709,746	4,619,452	95,469,042	2,794,367
NAV per share	$13.09	$13.10	$13.12	$13.10	$13.08
________
(1)The value of our real estate investments was greater than the historical cost by 3.6% as of September 30, 2023.
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
The decrease in NAV per share from December 31, 2022 to September 30, 2023, was related to a net decrease of 4.4% in the value of our portfolio. Property operations for the nine months ended September 30, 2023 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of September 30, 2023:

	Healthcare	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.4%	5.0%	6.2%	4.9%	5.6%	6.5%	5.1%
Discount rate/internal rate of return (IRR)	6.8	6.6	7.3	6.7	6.8	8.0	6.8
Annual market rent growth rate	3.0	3.2	2.7	3.2	2.9	3.0	3.1
Holding period (years)	10.0	10.0	10.0	10.0	10.0	20.4	10.1
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		September 30, 2023	December 31, 2022
Discount Rate - weighted average	0.25% increase	(2.0)%	(1.8)%
Exit Capitalization Rate - weighted average	0.25% increase	(3.1)	(3.0)
Annual market rent growth rate - weighted average	0.25% decrease	(1.5)	(1.4)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $178,000 and $136,611 lower than the carrying values at September 30, 2023 and December 31, 2022, respectively. The NAV per share would have increased by $0.66 and by $0.56 per share at September 30, 2023 and December 31, 2022, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of September 30, 2023 and December 31, 2022 were $184,359 and $185,557, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

September 30, 2023
Stockholders' equity under GAAP	$1,922,445
Adjustments:
Accrued dealer manager fees (1)	184,359
Organization and offering costs (2)	318
Unrealized real estate appreciation (3)	484,535
Accumulated depreciation, amortization and other (4)	554,375
NAV	$3,146,032
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Revolving Credit Facility
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Proceeds from our private offering
•	Other company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures	•	Sales of beneficial interests in the DST Program
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of new real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change
Net cash provided by operating activities	$87,467	$41,384	$46,083
Net cash used in investing activities	(181,410)	(718,446)	537,036
Net cash provided by financing activities	83,636	680,061	(596,425)
Net cash provided by operating activities increased by $46,083 for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in cash from operating activities is primarily due to the decrease in payments of the performance fee in the amount of $29,742 during the three months ended March 31, 2022 as compared to the same period in 2023.
Net cash used in investing activities decreased by $537,036 for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily related to decreases in acquisitions offset by a decrease in proceeds from sales of properties during the nine months ended September 30, 2023 as compared to the same period in 2022. Additionally, in 2023 we began originating first mortgage loans totaling $43,178.
Net cash provided by financing activities decreased by $596,425 for the nine months ended September 30, 2023 as compared to the same period in 2022. The change is primarily related to a decrease in net capital raised of $508,559. Adding to the decrease is $40,905 of lower net proceeds from mortgage note payables and net draws on our Credit Facility during the nine months ended September 30, 2023 as compared to the same period in 2022.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at September 30, 2023 and December 31, 2022:

	Consolidated Debt
	September 30, 2023		December 31, 2022
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,477,556	3.74%	$1,362,214	3.38%
Variable	426,400	6.78	581,400	5.81
Total	$1,903,956	4.41%	$1,943,614	4.11%
Covenants
At September 30, 2023, we were in compliance with all debt covenants.
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
Sources of Distributions
The following table summarizes our distributions paid over the nine months ended September 30, 2023 and 2022:

	For the Nine Months ending September 30,
	2023	2022
Distributions:
Paid in cash	$34,557	$30,767
Reinvested in shares	60,918	55,842
Total distributions	95,475	86,609
Source of distributions:
Cash flow from operating activities	87,467	41,383
Cash flow from investing activities	—	45,226
Cash flow from financing activities	8,008	—
Total sources of distributions	$95,475	$86,609

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible as well as by entering into interest rate cap and swap agreements. As of September 30, 2023, we had consolidated debt of $1,903,956. Including the $17,393 net debt discount on assumed debt and debt issuance costs, we have consolidated debt of $1,886,563 at September 30, 2023. We also entered into interest rate derivative agreements on $600,000 of debt, which cap the SOFR rates at between 1.4% and 4.3%. A 0.25% movement in the interest rate on the $426,400 of variable-

rate debt would have resulted in a $1,066 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2023, the fair value of our consolidated debt was estimated to be $183,278 lower than the carrying value of $1,903,956. If treasury rates were 0.25% higher as of September 30, 2023, the fair value of our consolidated debt would have been $201,355 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2023, we repurchased 6,230,691 shares of common stock under the share repurchase plan, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV (1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (2)
July 2023	1,411,951	$13.31	1,411,951	0.6%	—
August 2023	2,208,494	13.29	2,208,494	0.9	—
September 2023	2,610,246	13.24	2,610,246	1.1	—
Total	6,230,691	$13.27	6,230,691	2.6%	—
________
(1)     Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)    Repurchases are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended September 30, 2023.

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

JLL INCOME PROPERTY TRUST, INC.

Date:	November 9, 2023	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer and Director

JLL INCOME PROPERTY TRUST, INC.

Date:	November 9, 2023	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer